Form 10-Q
period 1999-03-31
CONSOL ENERGY INC
filed 1999-05-17
CIK 1070412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ______________________________

                                   FORM 10-Q


(Mark One)



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999
                               --------------


                                       or


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ______________

Commission File Number: 001-14901
                        ----------


                              CONSOL Energy Inc.
           --------------------------------------------------------

            (Exact name of registrant as specified in its charter)



          Delaware                                     51-0337383
     ------------------                           -------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)


        300 Delaware Avenue, Suite 567, Wilmington, Delaware 19801-1622
        ---------------------------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)



                                (302) 477-1260
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes     X      No
     -------       -------



  As of May 17, 1999, there were 80,267,558 shares of Common Stock, $.01 par value, outstanding.

                               TABLE OF CONTENTS


                                    PART I


                             FINANCIAL INFORMATION




                                                                       Page
ITEM 1.  FINANCIAL STATEMENTS


         Consolidated Balance Sheets at March 31, 1999 and
         December 31, 1998.............................................   3

         Consolidated Statements of Income for the three months
         ended March 31, 1999 and March 31, 1998.......................   5

         Consolidated Statements of Stockholders' Equity (Deficit)
         for the three months ended March 31, 1999.....................   6

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and March 31, 1998.......................   7

         Notes to Financial Statements.................................   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.............................................  16



                                    PART II

                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.............................................  16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................  16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................  17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  17

ITEM 5.  OTHER INFORMATION.............................................  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  17


         SIGNATURE.....................................................  18

         INDEX TO EXHIBITS.............................................  19

                                     PART I

                             FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                      CONSOL Energy Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in Thousands)


                                                            (UNAUDITED)
                                                             MARCH 31,          DECEMBER 31,
                                                                1999                1998
                                                           --------------     ----------------
ASSETS

Current Assets:

  Cash and Cash Equivalents                                  $    26,470       $       31,285
  Accounts and Notes Receivable:
    Trade                                                        254,151              261,215
    Related Parties                                                  408                1,358
    Other Receivables                                             25,859               26,760
  Inventories                                                    212,334              170,574
  Deferred Income Taxes                                           96,617               96,412
  Prepaid Expenses                                                36,094               27,585
                                                             -----------       --------------
      Total Current Assets                                       651,933              615,189





Property, Plant and Equipment:
  Property, Plant and Equipment                                4,786,543            4,844,035
    Less - Accumulated Depreciation,
     Depletion and Amortization                                2,134,820            2,157,023
                                                             -----------       --------------
      Total Property, Plant and
           Equipment - Net                                     2,651,723            2,687,012





Other Assets:
  Deferred Income Taxes                                          248,993              245,076
  Advance Mining Royalties                                       119,432              119,160
  Other                                                          192,456              196,953
                                                             -----------       --------------
      Total Other Assets                                         560,881              561,189
                                                             -----------       --------------
      Total Assets                                           $ 3,864,537       $    3,863,390
                                                             ===========       ==============

See notes to Consolidated Financial Statements.

                      CONSOL Energy Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(Dollars in Thousands)

                                                            (UNAUDITED)
                                                             MARCH 31,          DECEMBER 31,
                                                                1999                1998
                                                           --------------     ----------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                                          $   188,589       $      226,289
  Short-Term Notes Payable                                      643,500              551,719
  Current Portion of Long-Term Debt                              13,449              115,793
  Accrued Income Taxes                                            9,074               11,260
  Other Accrued Liabilities                                     340,540              312,556
                                                            ------------     ----------------
      Total Current Liabilities                               1,195,152            1,217,617

Long-Term Debt:
  Long-Term Debt                                                295,297              294,375
  Capital Lease Obligations                                      19,636               20,720
                                                            ------------     ----------------
      Total Long-Term Debt                                      314,933              315,095

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                 1,176,440            1,174,964
  Pneumoconiosis Benefits                                       479,174              483,423
  Mine Closing                                                  278,572              277,026
  Worker's Compensation                                         215,695              212,807
  Reclamation                                                    14,156               12,859
  Other                                                         268,432              272,820
                                                            ------------     ----------------
      Total Deferred Credits and Other Liabilities            2,432,469            2,433,899

Stockholders' Equity (Deficit):
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized;  57,667,558
      Issued and Outstanding                                        577                  577
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding                                    --                   --
  Capital in Excess of Par Value                                302,427              302,427
  Retained Earnings Deficit                                    (379,997)            (405,602)
  Other Comprehensive Loss                                       (1,024)                (623)
                                                            ------------     ----------------
      Total Stockholders' Equity (Deficit)                      (78,017)            (103,221)
                                                            ------------     ----------------
      Total Liabilities and Stockholders' Equity            $ 3,864,537       $    3,863,390
                                                            ============     ================

See notes to Consolidated Financial Statements.

                      CONSOL Energy Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
--------------------------------------------------------------------------------

(Dollars in Thousands - Except Per Share Information)



                                                             Three Months Ended March 31,
                                                           -----------------------------------
                                                                1999                1998
                                                           --------------     ----------------
Sales - Outside                                             $   563,056       $      557,501
Sales - Related Parties                                           4,437               28,160
Other Income                                                     10,949               15,491
                                                            --------------     --------------
     Total Revenue                                              578,442              601,152


Cost of Goods Sold and Other
  Operating Charges                                             397,793              375,527
Selling, General and Administrative Expense                      13,292               13,300
Depreciation, Depletion and Amortization                         62,203               59,366
Interest Expense                                                 16,481               11,193
Taxes Other Than Income                                          56,364               54,864
                                                            --------------     --------------
     Total Costs                                                546,133              514,250


                                                            --------------     --------------
Earnings Before Income Taxes                                     32,309               86,902

Income Taxes                                                      6,704               20,511

                                                            --------------     --------------
     Net Income                                             $    25,605        $      66,391
                                                            =============      ==============

Net Income Per Share                                        $      0.44        $        0.61
                                                            =============      ==============

Weighted Average Shares Outstanding                           57,667,558         108,806,714
                                                            =============      ==============


See notes to Consolidated Financial Statements.

                      CONSOL Energy Inc. and Subsidiaries

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                            (Dollars in Thousands)
--------------------------------------------------------------------------------



                                                                                                                       Total
                                                                   Capital in        Retained         Other         Stockholders'
                                                 Common             Excess of        Earnings      Comprehensive       Equity
                                                  Stock             Par Value         Deficit          Loss           (Deficit)
                                             --------------     ----------------   ------------  ----------------   --------------

Balance - December 31, 1998                   $       577       $      302,427     $   (405,602) $         (623)    $   (103,221)
                                             -------------      --------------     ------------  ----------------   -------------

1999 Activity (Unaudited):

  Net Income                                                                             25,605                           25,605
  Unrealized Loss on Securities
      (net of $255 tax)                                                                                    (401)            (401)
                                             -------------      --------------     ------------  ----------------   -------------
  Comprehensive Income                                  --                  --           25,605            (401)          25,204
                                             -------------      --------------     ------------  ----------------   -------------

Balance - March 31, 1999                      $       577       $      302,427     $  (379,997)  $       (1,024)    $    (78,017)
                                            =============      ==============     ============   ==============    =============

See notes to Consolidated Financial Statements.

                      CONSOL Energy Inc. and Subsidiaries

               CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
------------------------------------------------------------------------------

(Dollars in Thousands)

                                                             Three Months Ended March 31,
                                                           -----------------------------------
                                                                1999                1998
                                                           --------------     ----------------

Operating Activities:
        Net Income                                          $    25,605       $       66,391
        Adjustments to Reconcile Net Income to
         Net Cash Provided by Operating Activities:
          Depreciation, Depletion and Amortization               62,203               59,366
          Gain on the Sale of Assets                               (505)                (181)
          Amortization of Advance Mining Royalties                3,149                3,607
          Deferred Income Taxes                                  (2,979)              (1,358)
          Changes in Operating Assets:
                  Accounts and Notes Receivable                   8,915              (18,375)
                  Inventories                                   (41,760)             (20,763)
                  Prepaid Expenses                               (8,509)              (9,515)
          Changes in Other Assets                                 3,841                  763
          Changes in Operating Liabilities:
                  Accounts Payable                              (43,098)             (54,356)
                  Other Operating Liabilities                    25,798               40,476
          Changes in Other Liabilities                           (1,430)                 145
          Other                                                  (1,112)                (182)
                                                           -------------      ---------------
                                                                  4,513                 (373)
                                                           -------------      ---------------
          Net Cash Provided by Operating Activities              30,118               66,018

Investing Activities:
        Capital Expenditures                                    (22,877)             (34,146)
        Additions to Advance Mining Royalties                    (2,326)              (2,646)
        Proceeds from Sales of Assets                             1,451                2,847
        Change in Marketable Securities - Net                        -               (30,506)
                                                           -------------      ---------------
          Net Cash Used in Investing Activities                 (23,752)             (64,451)

Financing Activities:
        Proceeds from (Payments on) Borrowings                   88,819               (6,732)
        Payments on Long Term Notes                            (100,000)                  -
                                                           -------------      ---------------

          Net Cash Used in Financing Activities                 (11,181)              (6,732)
                                                           -------------      ---------------
Net Decrease in Cash and Cash Equivalents                        (4,815)              (5,165)

Cash and Cash Equivalents at Beginning of Period                 31,285               18,788

                                                           -------------      ---------------
Cash and Cash Equivalents at End of Period                  $    26,470       $       13,623
                                                           =============      ===============

See notes to Consolidated Financial Statements.

                     CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 1999
                                 --------------

            (Dollars in thousands, except for per share information)


NOTE 1 - BASIS OF PRESENTATION:
------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the future periods.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998 included in CONSOL Energy Inc.'s ("CONSOL Energy") Registration Statement on Form S-1, as amended and declared effective April 28, 1999.

     CONSOL Energy expects to change its fiscal year from a year ending December 31 to a year ending June 30. CONSOL Energy will have a transitional fiscal period ending June 30, 1999. CONSOL Energy's first full fiscal year ending June 30 will be the year that starts July 1, 1999 and ends June 30, 2000. CONSOL Energy is undertaking this change in order to align its fiscal year with that of RWE AG, which beneficially owns through subsidiaries approximately 67.8% of the common stock of CONSOL Energy.

NOTE 2 - ACQUISITION:
--------------------

     On September 22, 1998, CONSOL Energy purchased 100% of the outstanding stock of the Rochester and Pittsburgh Coal Company ("R&P") for $100,408 (net of $49,275 cash acquired). The acquisition has been accounted for as a purchase and, accordingly, the operating results of R&P have been included in CONSOL Energy's consolidated financial statements since the date of acquisition. Pro forma revenues for CONSOL Energy, giving effect to the acquisition of R&P as if it had occurred on January 1, 1998, were $683,349 for the first quarter of 1998. The pro forma effect on net income of CONSOL Energy was not material for this period.

NOTE 3 - INVENTORIES:
--------------------

     The components of inventories consist of the following:

                           March 31,  December 31,
                             1999         1998
                           ---------  ------------

 Coal                       $133,716      $ 91,886
 Merchandise for resale       36,816        37,209
 Supplies                     41,802        41,479
                            --------      --------

 Total Inventories          $212,334      $170,574
                            ========      ========


NOTE 4 - CONTINGENT LIABILITIES:
-------------------------------

     CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, damage to property, governmental regulations including environmental remediation, and other actions, arising out of the normal course of business. The costs of mine closing and reclamation are accrued over the productive life of the mine. In addition, CONSOL Energy has accrued $3,275 in other liabilities for remediation of a waste disposal site. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect CONSOL Energy.

     A public utility filed suit against CONSOL Energy alleging breach of a long-term coal supply contract based upon CONSOL Energy's refusal to agree to reductions in the price for coal under the contract's "gross inequities" clause. Damages claimed, including interest, are approximately $190,000. On August 31, 1998, CONSOL Energy was awarded a summary judgement dismissing the claims against it. The public utility has appealed the court's order dismissing the suit. Management believes that the claims are without merit, and, accordingly, CONSOL Energy has not accrued any liability associated with the action.

     CONSOL Energy received, from a group of public utilities, two notices of intent to submit certain price disputes to arbitration pursuant to a 1987 coal sales contract. The notices claim that the utilities have been overcharged by approximately $50,000 for coal under the price adjustment clause of the contract. In accordance with contract procedure, CONSOL Energy submitted its response asserting that the price adjustments were made in conformity with the contract. The parties have not yet submitted their positions to an arbitrator. Management believes that the claims are without merit, and accordingly, CONSOL Energy has not accrued any liability associated with this proceeding.

NOTE 5 - SEGMENT INFORMATION:
----------------------------

     Industry segment results at March 31, 1999:


                                           Industrial
                                           Supplies &
                                   Coal     Equipment  Elimination   Consolidated
                                ---------- ----------  ------------  ------------
Sales - outside                 $  523,830    $39,226     $      -     $  563,056
Sales - related companies            4,437          -            -          4,437
Intersegment transfers                   -     22,526      (22,526)             -
                                ----------    -------     --------   ------------

    Total Sales                 $  528,267    $61,752     $(22,526)    $  567,493
                                ==========    =======     ========   ============

Earnings before income taxes    $   31,046      1,263                      32,309
Income taxes                         6,209        495                       6,704
                                ----------    -------                ------------

    Net Income                  $   24,837    $   768                  $   25,605
                                ==========    =======                ============

Identifiable assets             $3,803,308    $61,229                  $3,864,537
                                ==========    =======                ============

Depreciation, depletion and
  amortization                  $   62,013    $   190                  $   62,203
                                ==========    =======                ============

Additions to property, plant
  and equipment                 $   27,872    $   508                  $   28,380
                                ==========    =======                 ===========

     Industry segment results at March 31, 1998:


                                           Industrial
                                            Supplies &
                                   Coal     Equipment    Elimination   Consolidated
                                ---------- -----------  ------------  ------------

Sales - outside                 $  534,165    $23,336     $      -     $  557,501
Sales - related companies            6,747     21,413            -         28,160
Intersegment transfers                   -     21,775      (21,775)             -
                                ----------    -------     --------   ------------

     Total Sales                $  540,912    $66,524     $(21,775)    $  585,661
                                ==========    =======     ========   ============

Earnings before income taxes    $   86,372    $   530                  $   86,902
Income taxes                        20,303        208                      20,511
                                ----------    -------                ------------

Net Income                      $   66,069    $   322                  $   66,391
                                ==========    =======                ============

Identifiable assets             $3,522,359    $72,377                  $3,594,736
                                ==========    =======                ============
Depreciation, depletion and
  amortization                  $   59,106    $   260                  $   59,366
                                ==========    =======                ============
Additions to property, plant
  and equipment                 $   34,588    $    92                  $   34,680
                                ==========    =======                ============


NOTE 6 - SUBSEQUENT EVENT:
--------------------------

     On May 5, 1999 CONSOL Energy sold 22,600,000 shares of common stock in an Initial Public Offering. After deducting the underwriters' discount of $0.80 per share, CONSOL Energy received $343,520. CONSOL Energy reasonably estimates that the amount of its legal and accounting expenses, printing costs, filing fees paid to NASD Regulation, Inc. and the listing fees paid to the New York Stock Exchange will total approximately $2,250. The proceeds of the issue were used to reduce short-term borrowings and increase shareholders' equity by $341,270. The pro forma effects of this offering, assuming consummation of the offering as of January 1, 1999 and the application of the net proceeds of the offering, would have been net income of $28,369, net income per share of $.35 and weighted average number of common shares outstanding of 80,267,558.

     CONSOL Energy's Board of Directors declared a $22,500 dividend on April 15, 1999, payable to the shareholders of record at the close of business on April 15, 1999. This dividend was paid on May 5, 1999.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

         Results of Operations


            First Quarter 1999 Compared with First Quarter 1998

                Net Income. CONSOL Energy's net income for the quarter ended March 31, 1999 ("1999 Period") was $26 million compared with $66 million for the quarter ended March 31, 1998 ("1998 Period"). The decrease of $40 million primarily was due to a decline in coal prices and an increase in coal production costs in the 1999 Period compared with the 1998 Period. The increase in costs was due to the addition of production capacity with no commensurate increase in sales volumes due to several market factors.

                Mild winter weather in the Eastern United States dampened demand for coal by electricity generators, leaving utilities' coal inventories above planned levels. Low prices for oil, certain petroleum by-products and natural gas led to increase use of these fuels by electricity generators. Sales of U.S. steam coal in Europe were adversely affected by competition from other countries. Also, annual negotiations of prices for metallurgical coal bound for overseas markets resulted in significant price reductions, causing some U.S. producers to elect to offer these coals as a steam coal in U.S. markets in an effort to obtain a higher price. These market factors contributed to the decline in income.

                Revenue. Sales decreased 3.1% to $567 million for the 1999 Period from $586 million for the 1998 Period. The decrease of $19 million primarily was due to a decrease of $16 million from sales of company-produced coal and a decrease of $5 million from sales of industrial supplies, partially offset by an increase of $5 million from sales of purchased coal. Prices for company-produced coal sales for the 1999 Period decreased 3.5% from the 1998 Period while volumes were comparable for these periods. The decreased revenue from sales of industrial supplies was mainly due to decreased volumes. The increase in revenue from sales of purchased coal was due mainly to higher volumes related to contracts acquired with the acquisition of Rochester and Pittsburgh Coal Company ("R&P") on September 22, 1998.

                Related party sales reflect the change in the categorization of sales to E. I. du Pont de Nemours and Company ("DuPont") from related party sales to outside sales due to the purchase of shares from DuPont Energy Company ("DuPont Energy") on November 5, 1998.

                Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income and miscellaneous income, decreased 29.3% to $11 million for the 1999 Period from $15 million for the 1998 Period. This decrease of $4 million was due principally to receipt of a one-time payment in the 1998 Period pursuant to an agreement by which CONSOL Energy was compensated for not mining certain coal reserves.

                Costs. Cost of goods sold and other operating charges increased 5.9% to $398 million for the 1999 Period compared to $376 million for the 1998 Period. This increase primarily was due to costs associated with capacity added by the R&P acquisition. Cost of goods sold related to purchased coal increased due to the higher volume of purchased coal sold in the 1999 Period compared with the 1998 Period. The increase in cost of goods sold was offset in part by decreased cost of sales for CONSOL Energy's industrial supply business.

                Selling, general and administrative expenses remained stable at $13 million for the 1999 and 1998 Periods.

                Depreciation, depletion and amortization increased 4.8% to $62 million for the 1999 Period from $59 million for the 1998 Period. The increase of $3 million was primarily due to the increase in depreciation related to the assets obtained with the R&P acquisition.

                Interest expense increased 47.2% to $16 million for the 1999 Period from $11 million for the 1998 Period. The increase of $5 million was due primarily to higher average debt levels outstanding during the 1999 Period compared to the 1998 Period. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of common stock from DuPont Energy in November 1998.

                Taxes other than income increased 2.7% to $56 million for the 1999 Period from $55 million for the 1998 Period. The increase of $1 million was due primarily to increased payroll and property taxes due to the acquisition of R&P partially offset by lower West Virginia severance taxes due to lower production in that state.

                Income Taxes. Income taxes decreased 67.3% to $7 million for the 1999 Period from $21 million for the 1998 Period. The $14 million decrease reflects the decreased earnings in the 1999 Period compared to the 1998 Period. The effective tax rate was 20.8% for the 1999 Period compared to 23.6% for the 1998 Period. The decreased effective tax rate for the 1999 Period resulted primarily from the impact of percentage depletion on lower pre-tax earnings.


            Liquidity and Capital Resources

                CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt-service obligations from cash generated from operations. CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments for at least the next several years. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond CONSOL Energy's control.

                CONSOL Energy frequently evaluates potential acquisitions. In the past, CONSOL Energy has funded acquisitions primarily with cash generated from operations, but CONSOL Energy may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. There can be no assurance that such additional capital resources will be available to CONSOL Energy on terms that CONSOL Energy finds acceptable, or at all.

                Cash Flows. Net cash provided by operating activities was $30 million in the 1999 Period compared to $66 million in the 1998 Period. The change in net cash provided by operating activities reflects decreases in net income and changes in working capital. Coal inventories increased by $42 million in the 1999 Period compared to a $19 million increase in the 1998 Period.


                Net cash used in investing activities was $24 million in the 1999 Period compared to $64 million in the 1998 Period. The change in net cash used in investing activities reflects the purchase of marketable securities in the 1998 Period. In addition, capital expenditures in the 1999 Period were $23 million compared with $34 million in the 1998 Period.


                Net cash used in financing activities was $11 million in the 1999 Period compared with $7 million in the 1998 Period. The change in net cash used in financing activities reflects the decrease in long-term debt of $100 million due to scheduled maturity. This was paid primarily with the proceeds received from the issuance of commercial paper.


                Capital Expenditures. Capital expenditures were $23 million in the 1999 Period. CONSOL Energy made such expenditures for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. CONSOL Energy anticipates making capital expenditures of approximately $200 million during the calendar year 1999 and approximately $280 million during the calendar year 2000, primarily for maintenance and replacement of mining equipment and operations. Capital expenditures for pollution abatement and reclamation currently are projected to be $5 million for the calendar year 1999, $6 million for calendar year 2000 and $4 million for calendar year 2001. CONSOL Energy expects to fund its anticipated capital expenditures with cash generated by operations and the issuance of commercial paper.


                Debt. At March 31, 1999, CONSOL Energy had total long-term debt of $328 million, including current portion of long-term debt of $13 million. Such long-term debt consisted of:

         . an aggregate principal amount of $156 million of unsecured notes which bear interest at rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,

         . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,

         . an aggregate principal amount of $12 million of variable rate notes due at various dates through 2001,

         . $28 million in advance royalty commitments,

         . an aggregate principal amount of $5 million of notes maturing at various dates through 2031, and

         . an aggregate principal amount of $24 million of capital leases.


                At March 31, 1999, CONSOL Energy had an aggregate principal amount of $644 million of commercial paper outstanding which had maturities ranging up to 48 days with interest at varying rates ranging from 5.10% to 5.15%. CONSOL Energy used the proceeds of its initial public offering on May 5, 1999 to reduce the amount of commercial paper outstanding.

                CONSOL Energy currently has credit facilities available to it under which it may borrow up to $800 million in the aggregate less the outstanding principal amount of commercial paper. At March 31, 1999, there were no borrowings outstanding under the credit facilities. To date, CONSOL Energy has used these credit facilities to support the payment of its commercial paper. However, CONSOL Energy could borrow amounts available under the credit facilities for other purposes. Borrowings under these credit facilities bear interest based on the London Interbank Offer Rate or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods ranging from one to 360 days, depending upon the interest rate selected by CONSOL Energy. See "Part II, Item 5. Other Information".


                Impact of Year 2000 Issue. CONSOL Energy's plan to resolve year 2000 issues involves four phases: assessment, remediation, testing and implementation. In September 1997, CONSOL Energy formed a committee to address this issue. The committee has completed its assessment of all material information technology systems that would be affected by the year 2000 issue if not modified and has initiated a program to modify or replace portions of its software so that CONSOL Energy's computer systems will function properly in the year 2000 and thereafter. To date, CONSOL Energy is 98% complete on the remediation and testing phase of its plan. CONSOL Energy expects software reprogramming and replacement, testing and implementation to be completed by the end of the second quarter of 1999. The total cost of the year 2000 project is estimated to be less than $2 million and is being expensed as incurred and funded through operating cash flows. Since September of 1996, CONSOL Energy has expensed $0.8 million related to all phases of the year 2000 project. In the first quarter of 1999, CONSOL Energy expensed $0.2 million and expects to expense $0.8 million for the remainder of 1999.


                Management believes that the primary risks are external to CONSOL Energy and related to the year 2000 readiness of customers, suppliers, transportation suppliers such as railroads, barge lines, terminal operators, ocean vessel brokers, and others. In the worst case scenario, CONSOL Energy's utility customers may not purchase coal if their generators fail to operate, CONSOL Energy may not be able to access its bank accounts or receive payments and its transportation providers may not be able to make timely coal shipments to customers. CONSOL Energy's mines and processing plants are highly mechanized and employ equipment that incorporates microprocessing chips. The failure of such embedded chips in critical equipment due to the year 2000 problem could cause significant coal mining and processing disruptions.


                CONSOL Energy has not established contingency plans in case of failure of its information technology systems since it expects to have its material systems in place by the end of the second quarter of 1999.


                Forward-Looking Statements. CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; actions of CONSOL Energy's competitors and its ability to respond to such actions; risks inherent in mining; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to successfully finance, consummate the acquisition of, and integrate other companies as part of its acquisition strategy .

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 1999, CONSOL Energy had outstanding $313 million aggregate principal amount of debt under fixed-rate instruments and $659 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relate to its commercial paper program. At March 31, 1999, CONSOL Energy had an aggregate of $644 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 5.23% per annum during the three months ended March 31, 1999. A 52.3 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the three months ended March 31, 1999 by approximately $0.5 million.

         Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

         CONSOL Energy does not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions.



                                    PART II

                               OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         No material litigation has been filed against CONSOL Energy during the three months ended March 31, 1999, and there have been no material changes in legal proceedings previously disclosed. See "Part I, Item 1. Financial Statements -- Note 4."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         CONSOL Energy filed a Registration Statement on Form S-1 (File No. 333-68987) with the Securities and Exchange Commission in connection with its initial public offering of up to 25,990,000 shares of Common Stock, par value $0.01 per share, including 3,390,000 shares of Common Stock subject to an over-allotment option granted to the underwriters of the offering. The Commission
declared the Registration Statement effective on April 28, 1999.   J.P. Morgan
Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as the representatives of the underwriters for the offering. At the date of the filing of this Report on Form 10-Q, the underwriters have not exercised their over-allotment option.

         CONSOL Energy and the underwriters consummated the public offering and sale on

May 5, 1999 of 22,600,000 shares of Common Stock at an initial price to the public of $16.00 per share for an aggregate initial public offering price of $361.6 million. After deducting the underwriters' discount of $0.80 per share,
CONSOL Energy received net proceeds of approximately $343.5 million.   In
addition to the underwriters' discount, CONSOL Energy reasonably estimates that the amount of legal and accounting expenses, printing costs, filing fees paid to NASD Regulation, Inc. and listing fees paid to the New York Stock Exchange will total approximately $2.3 million. CONSOL Energy has made no direct or indirect payments to any director, officer or affiliate in connection with the offering.

         At May 13, 1999, CONSOL Energy had used the $343.5 million of the proceeds of the offering to repay $343.5 principal amount of the commercial paper that was issued in order to finance the acquisition of R&P and the
repurchase of Common Stock from DuPont Energy.   At May 13, 1999 CONSOL Energy
had an aggregate of $360.1 million of commercial paper outstanding which had maturities of up to 15 days.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 1, 1999, the stockholders of CONSOL Energy adopted resolutions by unanimous written consent to establish the annual retainer fee and attendance fees to be paid to independent directors and the attendance fees to be paid to directors for services as members of committees designated by the Board of Directors.

         CONSOL Energy's stockholders approved and adopted the Restated By-Laws of the Company by unanimous written consent on February 17, 1999.

         On February 26, 1999, the stockholders approved and adopted the Restated Certificate of Incorporation of the Company by unanimous written consent.

ITEM 5.  OTHER INFORMATION

         On May 13, 1999, Standard & Poor's removed CONSOL Energy and related subsidiaries from CreditWatch with negative implications and changed corporate credit and senior unsecured debt ratings for CONSOL Energy from A- to BBB+. Standard and Poor's rated the outlook for CONSOL Energy as stable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits

                27  Financial Data Schedule

         (b) Reports on Form 8-K

                No Reports on Form 8-K were filed by CONSOL Energy during the three months ended March 31, 1999.

                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CONSOL ENERGY INC.


         Date: May 17, 1999


                                            /s/ D. L. Fassio
                                       By:________________________
                                       D. L. Fassio,
                                       Vice President and Secretary



         Date: May 17, 1999

                                            /s/ William J. Lyons
                                       ___________________________
                                       William J. Lyons,
                                       Vice President and Controller

                                 INDEX TO EXHIBITS




Exhibit No.                       Descriptions
-----------                       ------------
27                                Financial Data Schedule