Form 10-K405
period 1999-06-30
CONSOL ENERGY INC
filed 1999-09-28
CIK 1070412

                                     1999

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[   ]            Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       For the year ended June 30, 1999

[ X ]          Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

        For the transition period from January 1, 1999 to June 30, 1999

                                                Commission file Number 333-68987
                                                                       ---------

                              CONSOL ENERGY INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                    51-0337383
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or Organization)

                              300 Delaware Avenue
                                   Suite 567
                        Wilmington, Delaware 19801-1622
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: 412-831-4000

          Securities registered pursuant to Section 12(b) of the Act (Each class is registered on the New York Stock Exchange, Inc.):

                              Title of each Class

                         Common Stock ($.01 par value)

      No securities are registered pursuant to Section 12(g) of the Act:

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No ____
                                               -----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of September 15, 1999, aggregate market value of voting stock held by nonaffiliates of the registrant was $294,628,338.25.

   The number of shares outstanding of the registrant's common stock as of September 15, 1999 is 80,233,458 shares, CONSOL Energy Common Stock, Par Value $0.01 share.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                                                                 Incorporated By
                                                                                               Reference In Part No.
                                                                                               ---------------------
Portions of the S-1 dated April 29, 1999.............................................................       I
Portions of the Proxy Statement for the annual shareholders' meeting to be held November 17, 1999....     III

                               TABLE OF CONTENTS
                               -----------------

SECTION                                                                         PAGE
-------                                                                         ----
Business....................................................................       3
Properties..................................................................      20
Legal Proceedings...........................................................      21
Submission of Matters to a Vote of Security Holders.........................      21
Market for Registrant's Common Equity and Related Stockholder Matters.......      22
Selected Financial Data.....................................................      23
Management's Discussion and Analysis of Financial Condition and Results.....      26
Quantitative and Qualitative Disclosures About Market Risks.................      38
Index to the Consolidated Financial Statements..............................      39
Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosures.....................................................      68
Directors, and Executive Officers of the Registrant.........................      68
Executive Compensation......................................................      73
Security Ownership of Certain Beneficial Owners and Management..............      73
Certain Relationships and Related Transactions..............................      73
Index to the Exhibits, Financial Statement Schedules, and Reports of
  Form 8-k..................................................................      74
Signatures..................................................................      78

     Forward-Looking Statements: With the exception of historical matters, the matters discussed in this Annual Report are forward-looking statements (as defined in Section 21E of the Securities and Exchange Act of 1934) that involve risks, uncertainties and contingencies that could cause actual results to differ materially from projected results. The risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's competitors and its ability to respond to such actions; the effects of market demand and price on performance; risks inherent in mining; the effects of government regulation; the risk of work stoppages; the risks of transportation disruptions that could impair CONSOL Energy's ability to sell coal; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to successfully finance, consummate the acquisition of, and integrate other companies as part of its acquisition strategy.

                                    PART I

Item 1.  Business.

CONSOL Energy's History

     CONSOL Energy Inc. ("CONSOL Energy") was organized as a Delaware corporation in 1991 and on April 27, 1999 filed an initial public offering. CONSOL Energy is a holding company for 63 direct and indirect wholly-owned subsidiaries, including Consolidation Coal Company and CONSOL Inc. Consolidation Coal Company is CONSOL Energy's principal operating subsidiary and earliest predecessor, having been formed on March 9, 1860. CONSOL Inc. is CONSOL Energy's direct holding company subsidiary that provides executive, management and administrative services. CONSOL Energy and its subsidiaries are principally engaged in the mining of bituminous coal.

     The corporate headquarters of CONSOL Inc. are located at 1800 Washington Road, Pittsburgh, PA 15241, telephone (412) 831-4000. The principal executive offices of CONSOL Energy Inc. are located at 300 Delaware Avenue, Suite 567, Wilmington, DE 19801, telephone (302) 477-1260.

     CONSOL Energy ranks among the largest coal companies in the United States based upon total revenue, net income and operating cash flow. CONSOL Energy's production of 76 million tons of coal in 1998 accounted for 7% of total domestic tons produced and for 13% of tons produced in the eastern United States. Production in the six months ended June 30, 1999 totaled 38 million tons.
CONSOL Energy is one of America's premier coal companies by several measures.

     [ ]  It mines more high-Btu bituminous coal than any other U. S. producer.

     [ ]  It is the largest coal producer east of the Mississippi River.

     [ ]  It is the largest U. S. producer of coal from underground mines.

     [ ] It exports more coal from the United States than any other coal producer or trading company.

     [ ]  It has the second largest coal reserves among U. S. coal producers.

INDUSTRY SEGMENTS

     Financial information concerning industry segments, as defined by generally accepted accounting principles, for the transition period and the last three fiscal years is as shown on pages 64 and 65 of this Form 10K.

MINING OPERATIONS

     CONSOL Energy currently has 24 mining complexes, including a 50% interest in a surface mine in Alberta, Canada, all located in North America.

     All of CONSOL Energy's mining complexes are underground operations except the Mahoning Valley operation in Ohio and Cardinal River mines in Alberta, Canada which employ only surface mining techniques. The Mill Creek complex in Kentucky employs a combination of underground and surface mining systems. Mining machinery used in all of CONSOL Energy's underground mines is powered by electricity. Other mining complexes are located in Pennsylvania, West Virginia, Virginia, Illinois, Kentucky, Ohio and Utah. For a complete list of mines, their locations, annual production and assigned coal reserves, see page 47 of the CONSOL Energy Form S-1 dated April 29, 1999.

     The Company has a safety record two times better than the coal industry average.

     In the six months ended June 30, 1999, 95% of CONSOL Energy's production came from underground mines and 5% from surface mines. The percentage of coal produced by surface mines has declined in recent years because several CONSOL Energy surface mines have depleted their minable reserves, and because production from existing underground mines has increased. Nevertheless, CONSOL Energy maintains engineering expertise in both mining methods.

Mining Production

     Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in its underground mines. For the six months ended June 30, 1999, 81% of CONSOL Energy's production came from mines equipped with longwall mining systems. Underground mines equipped with longwall systems are highly mechanized, capital intensive operations. These mines have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, these longwall mines can increase capacity at low incremental cost.

     The following table shows the growth in production from CONSOL Energy's current longwall operations since 1994.

                              Production by Year

                                                         Six
                                                        Months   Compound
In millions of tons                                     Ended     Annual
                                                       June 30,   Growth
Mine                     1994  1995  1996  1997  1998    1999      Rate
----                     ----  ----  ----  ----  ----    ----      ----
Enlow Fork                8.1   8.0   8.7   8.4   8.8     5.0       4.7%
Bailey                    6.6   7.3   7.5   7.5   8.3     4.4       6.4%
McElroy                   4.1   4.1   4.2   5.2   6.6     3.5      11.9%
Robinson Run              3.3   3.7   4.2   4.8   5.6     2.3       7.4%
Loveridge                 3.1   2.7   3.1   4.8   5.4     1.1      18.3%
Shoemaker                 1.8   3.8   4.4   4.8   4.8     2.3       5.5%
Buchanan                  3.0   3.2   3.6   4.3   4.3     2.4      10.5%
Dilworth                  2.7   3.0   3.6   4.4   4.2     1.6       3.8%
Rend Lake                 2.7   3.3   3.2   4.1   4.1     1.9       7.6%
Blacksville               3.7   3.8   3.5   3.4   3.9     2.4       5.8%
VP 8                      0.9   2.3   2.8   1.3   2.7     0.5       8.0%
Mine No. 84                -     -     -     -    1.0     2.9        -

     The calculation of the compound annual growth rate for the Shoemaker, VP 8 and Loveridge mines does not include periods during which such mines were shut down. The calculation for the McElroy mine excludes 200,000 tons of coal mined in connection with construction activities.

     CONSOL Energy acquired Mine No. 84 in September 1998 as part of the acquisition of the Rochester & Pittsburgh Coal Company. The 1998 amount of production for Mine No. 84 represents three months of production following its acquisition.

     CONSOL Energy operates approximately 25% of the U.S. longwall mining systems. Because of the high production levels of these mining systems, which CONSOL Energy uses at 12 of its mines, it operates 8 of the 20 largest underground mines in the United States. The following table ranks the 20 largest underground mines in the United States by tons of coal produced in 1998.

                    Major U.S. Underground Coal Mines, 1998

In millions of tons

          Mine Name                          Operating Company             Production
          ---------                          -----------------             ----------
Enlow Fork                         CONSOL                                      8.8
Twentymile                         Twentymile Coal Company                     8.5
Bailey                             CONSOL                                      8.3
Mountaineer                        Arch Coal, Inc.                             7.4
Baker                              Lodestar Energy, Inc.                       6.7
McElroy                            CONSOL                                      6.6
Cumberland                         Cyprus Cumberland Resources Corp.           6.3
Mine No. 84                        CONSOL                                      5.9
West Elk                           Arch Coal, Inc.                             5.9
SUFCO                              Canyon Fuel Company                         5.7
Upper Big Branch                   A. T. Massey Coal Co., Inc.                 5.7
Robinson Run                       CONSOL                                      5.6
Galatia                            The American Coal Co.                       5.5
Emerald                            Cyprus Emerald Resources Corp.              5.4
Loveridge                          CONSOL                                      5.4
Pinnacle (Gary No. 50)             U. S. Steel Mining Co.                      4.8
Shoemaker                          CONSOL                                      4.8
Federal No. 2                      Eastern Associated Coal Corp.               4.7
Marissa                            Peabody                                     4.4
Buchanan                           CONSOL                                      4.3

Source: National Mining Association

RECENT ACQUISITIONS

     On September 22, 1998 CONSOL Energy acquired Rochester & Pittsburgh Coal Company, a company which owned and operated coal mines in southwestern Pennsylvania. On November 7, 1998 CONSOL Energy acquired by exchange the Vesta Coal Reserve located in southwestern Pennsylvania.

MARKETING AND SALES

     CONSOL Energy sells coal produced by its mining complexes and additional coal which is purchased for resale from other producers. CONSOL Energy maintains
U. S. sales offices in Atlanta, Chicago, Cleveland, Norfolk, Philadelphia, Pittsburgh and overseas in Brussels, Belgium. In addition, CONSOL Energy sells coal through agents, brokers and trading companies. In the six months ended June 30, 1999 CONSOL Energy sold 38.6 million tons of coal, 82% of which was sold in domestic markets to electricity generators, steel companies and other consumers of coal. Direct sales by CONSOL Energy to domestic electricity generators represented 69% of total sales in the six months ended June 30, 1999. The two largest customers were Allegheny Energy and First Energy. During the six months ended June 30, 1999, CONSOL Energy derived 21% of its total revenue from sales to its two largest customers. During the six months ended June 30, 1999, contracts with Allegheny Energy accounted for more than 10% of CONSOL Energy's revenues.

Coal Contracts

     CONSOL Energy sells coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. Coal typically is sold by contracts for terms that range from a single shipment to multi-year agreements for millions of tons. Many contracts now allow the coal to be sourced from more than one mine, an advantage to CONSOL Energy because of the number of its mining complexes, particularly in northern Appalachia. During 1998, 66% of CONSOL Energy's coal sales were to customers that have contracts with terms of one year or more. The pricing mechanisms under these agreements typically consist of

     . base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices, or in some cases, pass-through of actual cost changes or

     .    annually negotiated prices adjusted to market.

     Certain contracts have features of both types of contracts, such as limited price reopener provisions within a base-price-plus-escalation agreement. Such reopener provisions allow both the customer and CONSOL Energy an opportunity to adjust price to a level close to then current market conditions. Each contract is negotiated, and the triggers for reopener provisions differ from contract to contract. Generally, the contracts provide for a periodic resetting of prices assuming that market prices fall outside negotiated parameters. Almost all of CONSOL Energy's existing contracts with reopener provisions adjust the contract price to market price at the time the reopener provision is triggered. Market price is generally based on recent published transactions for similar quantities and quality of coal. Reopener provisions could result in early termination of a contract or in requirements that certain volumes be purchased if the parties were to fail to agree on price and other terms that may be subject to renegotiations.

     Contracts also typically contain force majeure provisions allowing suspension of performance by CONSOL Energy or the customer for the duration of certain events beyond the control of the affected party, including labor disputes. Certain contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally six to 12 months. Contracts also typically specify certain minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in substantial price reductions or termination of the contract.

     Although the volume to be delivered pursuant to a long-term contract is stipulated, buyers or CONSOL Energy have the option to vary the volume within specified limits. In addition, a contract may provide for early termination of all or part of the specified sales volume due to failure to agree on price or other terms for which renegotiation is provided or for suspension of performance or termination by the customer for force majeure events or failure of performance.

     The following table shows the total tons of coal delivered in 1997 and 1998 to customers with long-term contracts and the total stated tons of coal deliverable in calendar years 1999, 2000, 2005 and 2010 for all long-term contracts held by CONSOL Energy at December 31, 1998.

                        Contract Tons of Delivered Coal

In millions of nominal tons per year       1997  1998  1999  2000  2005  2010
                                           ----  ----  ----  ----  ----  ----
Volume under long-term contracts           47.7  51.0  48.0  32.6   5.3   1.1

     CONSOL Energy routinely engages in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees that contracts will be renewed, CONSOL Energy frequently has been successful in the past in renewing or extending contracts. The length of term, volumes specified and price typically are adjusted during the renegotiations.

DISTRIBUTION

     CONSOL Energy employs transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies.

     CONSOL Energy has five towboats and a fleet of nearly 300 barges to serve customers along the Ohio and Monongahela rivers. The barge operation allows CONSOL Energy to exercise control of delivery schedules and serves as temporary floating storage of coal where land storage is unavailable. Nearly 34% of CONSOL Energy-produced coal moved on the inland waterways in the six months ended
June 30, 1999. Water-borne shipments of coal originate from mines in every state in which CONSOL Energy operates.

     International customers and domestic coastal customers receive coal through CONSOL Energy's terminal at Baltimore, Maryland. The Baltimore Terminal is a 100-acre site with a throughput capacity of 18 million tons annually and ground storage capacity for steam and metallurgical coal.

RESEARCH AND DEVELOPMENT

     CONSOL Energy's Research and Development Department is the largest private research organization in the United States devoted to coal. The function of the department is to identify, develop and apply technology to support the production and marketing objectives of CONSOL Energy's coal and gas operations and to serve as a technical resource to other staff departments. The Research and Development Department works closely with CONSOL Energy's mines, preparation plants, sales offices, engineering, environmental affairs and government relations departments to address current opportunities and problems while pursuing a longer term strategic mission to maintain CONSOL Energy's competitive advantage in mining and sales. The Research & Development Department employs approximately 100 engineers, scientists and staff at two locations and has an annual budget of $12 million.

     The strategic objectives of the Research and Development Department are to understand and control the geologic factors that can limit productivity or impair safety, to develop systems and procedures to optimize resource extraction and utilization, to assess the value of CONSOL Energy's products in the market place and to address operational and environmental issues that can affect CONSOL Energy's customers and, as a consequence, limit the market for CONSOL Energy's coal. CONSOL Energy's research and development effort is directed at both production ("upstream") and marketing ("downstream") issues. The goal of the upstream research is to reduce costs, to improve productivity and to enhance the safety of CONSOL Energy's mines and preparation plants. The downstream program supports CONSOL Energy's coal sales through the development of improved coal use technologies, and by assigning research and development staff to participate in the government regulatory process where it affects the use of coal.

EMPLOYEES AND LABOR RELATIONS

     At June 30, 1999, CONSOL Energy had a total of 7,658 employees, of whom approximately 3,400 were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 1998. The National Bituminous Coal Wage Agreement became effective on January 1, 1998 and will expire on December 31, 2002. This agreement is negotiated with the United Mine Workers of America by the Bituminous Coal Operators' Association on behalf of its members, which includes several subsidiaries of CONSOL Energy. The National Bituminous Coal Wage Agreement also serves as a pattern agreement for other coal producers with employees represented by the United Mine Workers of America. About 33% of U. S. miners are represented by the United Mine Workers of America.

COMPETITION

     The U. S. coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The largest producer is estimated to have less than 15% (based on tonnage sold) of the total
U. S. market. The U. S. Department
of Energy reports 1,810 active coal mines in the United States in 1997, the latest year for which government statistics are available. The most important factors on which CONSOL Energy competes are coal price at the mine, coal quality, transportation costs from the mine to the customer and the reliability of supply. Continued demand for CONSOL Energy's coal and the prices that CONSOL Energy obtains are affected by demand for electricity, environmental and government regulation, technological developments and the availability and price of competing coal and alternative fuel supplies, including nuclear, natural gas, oil or renewable energy, including hydroelectric power.

     In October 1992, the National Energy Policy Act was signed in the United States, giving wholesale suppliers access to the electric transmission lines. In April 1996, the Federal Energy Regulatory Commission issued orders establishing rules providing for open access to electricity transmission systems, thereby encouraging competition in the generation of electricity. While broad deregulation legislation is still being considered at the federal level, a number of states have taken significant deregulation initiatives as provided for by the Federal Energy Regulatory Commission.

     Deregulation of the electric utility industry, if and where implemented, would enable industrial, commercial and residential customers to shop for the lowest cost supply of power and the best available service. This fundamental change in the industry is expected to compel electric utilities to be more aggressive in developing and defending market share, to be more focused on their cost and pricing structure, and to be more flexible in reacting to changes in the market.

     CONSOL Energy believes that the move toward a competitive market for electricity should prove beneficial to coal demand. According to Resource Data International, Inc. (RDI), 21 of the 25 lowest cost electric generating stations are coal fired. As deregulation occurs and competition among generators increases, electricity generators will become increasingly sensitive to fuel costs because such costs typically represent about 78% of the variable cost of generating electricity from fossil fuels.

NON-MINING OPERATIONS

Fairmont Supply Company

     Fairmont Supply Company, headquartered in Washington, Pennsylvania, is one of the largest general-line distributors of mining and industrial supplies in the United States. Fairmont Supply has more than 30 customer service centers nationwide. All Fairmont Supply sites are linked by computer to manage large inventories of name-brand parts, supplies and equipment, which helps reduce Fairmont Supply's distribution and product acquisition costs.

     Fairmont Supply also provides integrated supply procurement and management services. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distributor to minimize total cost in the MRO (maintenance, repair and operating) supply chain. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

     Fairmont Supply provides mine supplies to CONSOL Energy's mining operations. Approximately 36% of Fairmont Supply's sales in the six months ended June 30, 1999 were made to CONSOL Energy mines. Fairmont Supply also serves DuPont sites in the United States providing maintenance and repair services and operating supplies and equipment in a central location near each plant. Approximately 32% of Fairmont Supply's sales in the six months ended June 30, 1999 were derived from sales made and services provided to DuPont, based on contract terms and conditions.

Baltimore Terminal

     More than 90 million tons of coal have been shipped through CONSOL Energy's exporting terminal in the Port of Baltimore during the terminal's 14 years of operation.

     Constructed in the early 1980s at a cost of about $100 million, the terminal can either store coal or transload coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation. In the six months ended June 30, 1999, 3 million tons of coal were shipped through the terminal. Approximately three-fourths of the tonnage shipped was produced by CONSOL Energy coal mines, the remainder by other coal producers through several coal trading companies. In the six months ended June 30, 1999, about 22% of the revenue at the terminal was generated from coal that CONSOL Energy shipped but that had been produced by others. The terminal has capacity to ship 18 million tons annually.

Neptune Bulk Terminal

     CONSOL Energy has a 19% interest in the Neptune Bulk Terminal located in Vancouver, Canada. The terms of the contract governing this joint venture permit CONSOL Energy to transship its coal through the terminal at cost. CONSOL Energy believes that this arrangement gives it a competitive advantage in selling coal mined from its Cardinal River operations.

River Operations

     CONSOL Energy's river operations transport coal from its mines with river loadout facilities along the Monongahela River in northern West Virginia and southwestern Pennsylvania to customers along the Monongahela and Ohio rivers. The river operations employ five company-owned towboats and nearly 300 barges. Coal is towed directly to customers. In the six months ended June 30, 1999, 7.1 million tons of coal was transported by river vessels owned by CONSOL Energy.

Kellogg Dock

     Kellogg Dock is located in Modoc, Randolph County on the Mississippi River in southern Illinois. This facility transfers coal from CONSOL Energy's Rend Lake Mine from railcars to barges. In the six months ended June 30, 1999, 0.5 million tons were supplied by rail to the Kellogg dock and then transported to commercial river shippers.

Alicia Dock

     Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania, north of the Dilworth mine, is a new transshipment facility with design capacity of 6 million tons of coal per year and potential storage capacity for 0.2 million tons of coal. Coal is transferred from rail cars to barges for customers that receive coal on the river system. The facilities include a single-car rotary dump with a positioner, capable of handling an average of 25 cars per hour. The rail siding provides space for 105 cars on each side of the dumper. The Alicia Dock facility became operational in April 1997. Throughput was 1.6 million tons in the six months ended June 30, 1999.

Ash Disposal

     CONSOL Energy operates an ash disposal facility on a 61-acre site in northern West Virginia to handle ash residues for coal customers that are unable to dispose of ash on-site at their generating facilities. This facility became operational in early 1994. The ash disposal facility can process 200 tons of material per hour.

     CONSOL Energy has a long-term contract with a cogeneration facility to supply coal and take the residual fly ash and bottom ash. The fly ash is transported to the disposal site by CONSOL Energy-leased pressure differential rail cars. Bottom ash is sold locally for road construction and other purposes.

Gas Operations

     CONSOL Energy has a 50% interest in the Pocahontas Gas Partnership which engages in the production and transportation of commercial coalbed methane gases. The Pocahontas Gas Partnership recovers pipeline-quality coalbed methane from mining activities in southwestern Virginia and transports the gas to the interstate pipeline system. The production from the Pocahontas Gas Partnership was approximately 34 million cubic feet per day in the six months ended June 30, 1999. A subsidiary of CONSOL Energy serves as operator of the Pocahontas Gas Partnership and as operator of an adjacent coalbed methane property. The total gas production supervised by CONSOL Energy from these two ventures was 97 million cubic feet per day in the six months ended June 30, 1999.

Regulations

     The coal mining industry is subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of mining properties after mining is completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining on groundwater quality and availability. In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for CONSOL Energy's coal. The possibility exists that new legislation or regulations may be adopted which have a significant impact on CONSOL Energy's mining operations or its customers' ability to use coal and may require CONSOL Energy or its customers to change their operations significantly or incur substantial costs.

     Numerous governmental permits or approvals are required for mining operations. CONSOL Energy may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal may have upon the environment. All requirements imposed by such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

     While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities in the amount of approximately $1 million in calendar year 1998, as compared to $4 million and $5 million in calendar year 1996 and 1997, respectively. These costs are in addition to reclamation costs. Compliance with these laws has substantially increased the cost of coal mining, but is, in general, a cost common to all domestic coal producers.

Mine Health and Safety Laws

     Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act of 1969 was adopted. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Mine Health and Safety Act of 1969 and the Mine Safety and Health Act of 1977, the Black Lung Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to certain survivors of a miner who dies from black lung.

     Most of the states in which CONSOL Energy operates have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is perhaps the most comprehensive and pervasive system for protection of employee safety and health affecting any segment of the industry. Even the most minute aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on CONSOL Energy's operating costs. However, CONSOL Energy's competitors in all of the areas in which it operates are subject to the same degree of regulation.

Black Lung Legislation

In order to compensate

     [ ]  miners who are totally disabled due to black lung and

     [ ] certain survivors of miners who died from the disease and who were last employed as miners prior to 1970 or where no responsible coal mine operator has been identified for claims where the miner's last coal employment was after December 31, 1969, the Black Lung Acts levied a tax on production of $1.10 per ton for deep-mined coal and $.55 per ton for surface-mined coal, but not to exceed 4.4% of the sales price.

     In addition, the Black Lung Acts provide that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 who are determined to have contracted black lung, CONSOL Energy self insures against potential cost using actuarially determined estimates of the cost of present and future claims. CONSOL Energy's subsidiaries are also liable under state statutes for black lung claims.

     In the past, legislation on black lung reform has been introduced, but not enacted, in Congress. It is possible that such legislation will be reintroduced. Such legislation could

     [ ]  restrict the evidence that can be offered by a mining company,

     [ ] establish a standard for evaluation of evidence that greatly favors black lung claimants,

     [ ] allow claimants who have been denied benefits at any time since 1981 to refile their claims for consideration under the new law,

     [ ]  make surviving spouse benefits significantly easier to obtain, and

     [ ] retroactively waive repayment of preliminarily awarded benefits that are later determined to have been improperly paid.

     If this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. There can be no assurance that such proposed legislation or other proposed changes in black lung legislation will not have an adverse effect on CONSOL Energy.

     The U.S. Department of Labor has issued proposed amendments to the regulations implementing the federal black lung laws which, among other things, establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. If adopted, the amendments could have an adverse impact on CONSOL Energy, the extent of which cannot be accurately predicted.

Worker's Compensation

     CONSOL Energy is required to compensate employees for work-related injuries. Several states in which CONSOL Energy operates consider changes in workers compensation laws from time to time. Such changes, if enacted, could adversely affect CONSOL Energy's financial condition and results of operations.

Retiree Health Benefits Legislation

     The Coal Industry Retiree Health Benefits Act of 1992 requires CONSOL Energy to make payments to fund the cost of health benefits for its and other coal industry retirees. As a result of a recent U.S. Supreme Court decision, CONSOL Energy may be required to increase its share of such payments.

Environmental Laws

CONSOL Energy is subject to various federal environmental laws, including

     [ ]  the federal Surface Mining Control and Reclamation Act of 1977,

     [ ]  the Clean Air Act,

     [ ]  the Clean Water Act,

     [ ] the federal Comprehensive Environmental Response, Compensation and Liability Act, and

     [ ] the federal Resource Conservation Recovery Act as well as state laws of similar scope in each state in which we operate.

     These environmental laws require permitting and/or approval of many aspects of coal mining operations, and to that end both federal and state inspectors regularly visit mines and other facilities to assure compliance. CONSOL Energy has ongoing compliance and permitting programs to assure compliance with such environmental laws.

     Given the retroactive nature of certain environmental laws, CONSOL Energy has incurred and may in the future incur liabilities in connection with properties and facilities currently or previously owned or operated as well as sites to which CONSOL Energy sent waste materials.

Surface Mining Control and Reclamation Act

     The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as many aspects of deep mining. The act requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. Permits for surface mining operations must be obtained from the federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority. All states in which CONSOL Energy's active mining operations are located have achieved primary jurisdiction for enforcement of the act through approved state programs.

     The Surface Mining Control and Reclamation Act and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires CONSOL Energy to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of surface mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. Some states, including Pennsylvania, impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a consequence of longwall mining. In addition, the Abandoned Mine Lands Act, which is part of the Surface Mining Control and Reclamation Act, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $.35 per ton on surface-mined coal and $.15 per ton on underground-mined coal.

     CONSOL Energy accrues for the costs of final mine closure, including the cost of treating mine water discharge where necessary, over the estimated useful mining life of the property and for current mine disturbance which will be reclaimed prior to final mine closure. The establishment of liability for the current disturbance and final mine closure reclamation is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and production levels. The reclamation costs, mine closing costs and other environmental liability accruals were $324 million at June 30, 1999. The amount that was included as an operating expense for the six months ended June 30, 1999 was $8 million and the related cash expense for such liability in the six months ended June 30, 1999 was $13 million.

     Under the Surface Mining Control and Reclamation Act, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have "owned" or "controlled" the contract mine operator. Sanctions against the "owner" or "controller" are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time such amounts became due. CONSOL Energy is not aware of any currently pending or asserted claims relating to the "ownership" or "control" theories discussed above. However, there can be no assurance that such claims may not develop in the future.

Clean Air Act

     The federal Clean Air Act and similar state laws, which regulate emissions into the air, affect coal mining and processing operations primarily through permitting and/or emissions control requirements. In addition, the U.S. Environmental Protection Agency has issued certain, and is considering further, regulations relating to fugitive dust and coal combustion emissions which could restrict CONSOL Energy's ability to develop new mines or require CONSOL Energy to modify its operations. In July 1997, the Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards for particulate matter which may require some states to change existing implementation plans. These National Ambient Air Quality Standards are expected to be implemented by 2003. Because coal mining operations emit particulate matter, CONSOL Energy's mining operations and utility customers are likely to be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. Regulations may restrict CONSOL Energy's ability to develop new mines or could require CONSOL Energy to modify its existing operations, and may have a material adverse effect on CONSOL Energy's financial condition and results of operations.

     The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled electric power generating plants. The Clean Air Act requires reduction of sulfur dioxide emissions from electric power generation plants in two phases. Only certain facilities are subject to the Phase I requirements. By the year 2000, Phase II requires nearly all facilities to reduce such emissions. The affected utilities will be able to meet these requirements by switching to lower sulfur fuels, by installing pollution control devices such as scrubbers, by reducing electricity generating levels or by purchasing or trading so-called pollution "credits." Specific emissions sources receive these "credits" which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. In addition, the Clean Air Act requires a study of utility power plant emission of certain toxic substances and their eventual regulation, if warranted. The effect of the Clean Air Act cannot be completely ascertained at this time, although the sulfur dioxide emissions reduction requirement is projected generally to increase the demand for low-sulfur coal and potentially decrease demand for high sulfur coal.

     The Clean Air Act also indirectly affects coal mining operations by requiring utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas to install reasonably available control technology for nitrogen oxides, which are precursors of ozone. The Environmental Protection Agency recently announced a proposal that would require 22 eastern states to make substantial reductions in nitrogen oxide emissions by the year 2003. The Environmental Protection Agency expects such states will achieve these reductions by requiring power plants to make substantial reductions in their nitrogen oxide emissions. This in turn will require power plants to install reasonably available control technology and additional control measures. Installation of reasonably available control technology and additional measures required under the Environmental Protection Agency proposal will make it more costly to operate coal-fired plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. Any reduction in coal's share of the capacity for power generation could have a material adverse effect on CONSOL Energy's business, financial condition and results of operations. The effect such regulations, or other requirements that may be imposed in the future, could have on the coal industry in general and on CONSOL Energy in particular cannot be predicted with certainty.

Framework Connection On Global Climate Change

     The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In the Kyoto Protocol, the signatories to the Framework Convention on Global Climate Change established a binding set of emissions targets for developed nations. The specific limits vary from country to country. Under the terms of Kyoto Protocol, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The Clinton Administration signed the protocol in November 1998. Although the U.S. Senate has not yet ratified the Kyoto Protocol and no comprehensive regulations focusing on greenhouse gas emissions have been enacted, efforts to control greenhouse gas emissions could result in reduced use of coal if electric power generators switch to lower carbon sources of fuel.

Clean Water Act

     The federal Clean Water Act affects coal mining operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. CONSOL Energy believes it has obtained all permits required under the Clean Water Act and that compliance with the Clean Water Act will not materially adversely affect its business, financial condition and results of operations.

Comprehensive Environmental Response, Compensation and Liability Act

     The Comprehensive Environmental Response, Compensation and Liability Act and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health or welfare or the environment. Under the Comprehensive Environmental Response, Compensation and Liability Act, joint and several liability may be imposed on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of the Comprehensive Environmental Response, Compensation and Liability Act, some products used by coal companies in operations, such as chemicals, and the disposal of such products, are governed by the statute. Thus, coal mines currently or previously owned or operated by CONSOL Energy, and sites to which CONSOL Energy sent waste materials, may be subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws.

CONSOL Energy has been, from time to time, the subject of administrative proceedings, litigation and investigations relating to environmental matters and has also been named as a potentially responsible party at several Superfund sites. CONSOL Energy believes, based on various factors, that the liabilities associated with the Superfund sites should not have a material adverse effect on its financial condition or results of operations. However, there can be no assurances that CONSOL Energy will not become involved in future proceedings, litigation or investigations or that such liabilities will not be material.

Resource Conservation Recovery Act

     The federal Resource Conservation Recovery Act affects coal mining operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Although many mining wastes are excluded from the regulatory definition of hazardous waste, and coal mining operations covered by the Surface Mining Control and Reclamation Act permits are exempted from regulation under the Resource Conservation Recovery Act by statute, the Environmental Protection Agency may consider the possibility of expanding regulation of mining wastes under the Resource Conservation Recovery Act. Such expansion could have a material adverse affect on CONSOL Energy's results of operations and financial condition.

Federal Coal Leasing Amendments Act

     Although CONSOL Energy currently does not have mining operations on federal coal leases, mining operations on federal lands in the West are affected by regulations of the U.S. Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the U.S. Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Regulations adopted by the U.S. Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal leases if operations were developed on such leases.

Other

     Patents and licenses are not material to the operation of CONSOL Energy's business.

     CONSOL Energy has made no public announcement, nor has information otherwise become public, about any new product or line of business which would require the investment of a material amount of CONSOL Energy's total assets.

     CONSOL Energy's business is not seasonal in any material respect.

Item 2.   Properties.

COAL RESERVES

     CONSOL Energy had an estimated 4.7 billion tons of proved and probable reserves at June 30, 1999. Reserves are the portion of the "demonstrated" tonnage (equivalent to "proved" and "probable") that meet CONSOL Energy's general economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially minable at year-end price and cost levels.

     CONSOL Energy's reserves are located in northern Appalachia (54%), central Appalachia (11%), the midwestern United States (21%) and in the western United States and in Canada (14%).

     Reserve estimates are based on geological data assembled and analyzed by staff, which includes 14 geologists and more than 40 mining engineers, located at individual mines, operations offices and at CONSOL Inc.'s principal office. The reserve estimates and general economic criteria upon which they are based are reviewed and adjusted annually to reflect production of coal from the reserves, analysis of new engineering and geological data, changes in property control, modification of mining methods and other factors. Reserve information, including the quantity and quality of reserves, coal and surface ownership, lease payments and other information relating to CONSOL Energy's coal reserve and land holdings, is maintained through a system of interrelated computerized databases developed by CONSOL Energy.

     CONSOL Energy's reserve estimates are predicated on information obtained from its extensive, ongoing exploration drilling and in-mine channel sampling programs. Data including elevation thickness and, where samples are available, the quality of the coal from individual drill holes and channel samples are input into a computerized geologic database. The information derived from the geologic database is then combined with data on ownership or control of the mineral and surface interests to determine the extent of the reserves in a given area.

OTHER

     In addition, CONSOL Energy owns or controls by lease or other document approximately 600,000 acres of surface properties and approximately 500,000 acres of oil and gas properties.

Item 3.  Legal Proceedings.

LEGAL PROCEEDINGS

     CONSOL Energy is subject to numerous legal proceedings in the ordinary course of its business. Except as described below, CONSOL Energy does not believe that the outcome of any such legal proceedings, if adversely determined, would have a material adverse effect on its business, financial condition or results of operations.

     On September 18, 1996, Union Electric, a Missouri corporation, commenced an action in the U. S. District Court for the Eastern District of Missouri against Consolidation Coal Company (an indirect wholly owned subsidiary of CONSOL Energy Inc.), CONSOL Inc., and CONSOL Energy Inc. alleging, among other things, breach of contract and asserting unjust enrichment claims against each defendant. The claims relate to a long-term coal supply contract originally entered into between Union Electric and Consolidation Coal Company on December 30, 1966. Union Electric claimed that Consolidation Coal Company breached the contract by refusing to agree to price reductions in the per-ton price for coal when requested to do so by Union Electric under the contract's gross inequities clause. The defendants disputed all of Union Electric's allegations and did not believe that Union Electric suffered any gross inequity or was entitled to any relief under the contract. Union Electric estimated its damages to be $124 million plus $66 million in interest. On August 31, 1998, CONSOL Energy and the other defendants were awarded a summary judgment dismissing Union Electric's claims. Union Electric then appealed the district court's order dismissing the suit. On August 27, 1999, the United States Court of Appeals for the Eighth Circuit affirmed the judgment of the district court.

     CONSOL Energy is engaged in a contract dispute with Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and The Toledo Edison Company ("CAPCO"). CAPCO claims that CONSOL Energy under the terms of the Mansfield Plant Coal Sales Agreement dated April 10, 1987 made improper adjustments to the coal price for certain labor, retirement and benefit costs. CAPCO claims that they were improperly assessed $50 million as a result of the price adjustments made by CONSOL Energy. CONSOL Energy has responded to CAPCO and has denied the claims. The agreement provides for resolution of disputes by arbitration. CONSOL Energy has received a notice from CAPCO of its intention to submit the claims to arbitration.

Item 4.  Submission of Matters to a Vote of Security Holders.

  Not Applicable

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Common Stock Market Prices and Dividends

CONSOL Energy's common stock commenced trading on the New York Stock Exchange (ticker symbol CNX) on April 30, 1999 in connection with CONSOL Energy's initial public offering. The approximate number of record holders of CONSOL Energy's stock at June 30, 1999 was 6,200.

The table below sets forth the high and low stock prices and dividends since the date of the initial public offering.

                                                         Cash
                                  Sales Price          Dividend
                              -------------------
Quarter Ended                   High        Low        Declared
-------------                 --------    -------      --------
June 30, 1999                  16.0000    10.8750          -

A cash dividend of $0.28 per share was declared by the CONSOL Energy board of directors on July 21, 1999 payable on September 2, 1999 to the common stock holders of record on August 4, 1999.

CONSOL Energy paid dividends to its stockholders of $80 million in each of the years ending December 31, 1996, 1997 and 1998. CONSOL Energy also paid an extraordinary cash dividend to its stockholders of $380 million in 1997. A cash dividend of $23 million was paid in April 1999, prior to the initial public offering. The dividends historically paid by CONSOL Energy are not indicative of its future dividend policy, particularly because CONSOL Energy was closely held prior to the initial public offering.

CONSOL Energy expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.

Item 6.  Selected Financial Data.

In thousands, except per share data
Statement of Income Data

                              Six Months Ended June 30,                         Year Ended December 31,
                              -------------------------    --------------------------------------------------------------------

                                               1998
Revenue                          1999       (Unaudited)        1998          1997          1996          1995          1994
                                 ----       -----------        ----          ----          ----          ----          ----
Sales (1)                     $ 1,081,922  $  1,133,484    $  2,295,430  $  2,285,197  $  2,336,014  $  2,269,211  $  2,326,104
Other income                       28,560        26,488          54,562        64,441        60,940        45,024        86,377
                              -----------  ------------    ------------  ------------  ------------  ------------  ------------
     Total Revenue              1,110,482     1,159,972       2,349,992     2,349,638     2,396,954     2,314,235     2,412,481

Costs
Cost of goods sold and
  other operating charges         792,597       747,849       1,594,523     1,592,413     1,687,836     1,600,271     1,703,678
Selling, general and
  administrative expense           27,740        27,448          55,128        55,429        53,354        53,537        53,546
Depreciation, depletion
  amortization                    121,237       117,561         238,584       233,304       235,159       253,113       265,262
Interest expense                   30,504        22,780          48,138        45,876        44,510        53,915        50,678
Taxes other than income            98,244       102,549         201,137       188,940       187,396       200,605       204,356
                              -----------  ------------    ------------  ------------  ------------  ------------  ------------
     Total Costs                1,070,322     1,018,187       2,137,510     2,115,962     2,208,255     2,161,441     2,277,520
                              -----------  ------------    ------------  ------------  ------------  ------------  ------------

Earnings before income
  taxes                            40,160       141,785         212,482       233,676       188,699       152,794       134,961
Income taxes                          121        35,448          37,845        49,887        35,970        22,744           380
                              -----------  ------------    ------------  ------------  ------------  ------------  ------------
Net income                    $    40,039  $    106,337    $    174,637  $    183,789  $    152,729  $    130,050  $    134,581
                              ===========  ============    ============  ============  ============  ============  ============

Net income per share (2)      $       .62  $        .98    $       1.73  $       1.69  $       1.40  $       1.20  $       1.24
                              ===========  ============    ============  ============  ============  ============  ============
Weighted average
  number of common
  shares outstanding           64,784,685   108,806,714     100,820,599   108,806,714   108,806,714   108,806,714   108,806,714
                              ===========  ============    ============  ============  ============  ============  ============

Pro forma net income (3)      $    43,837
                              ===========
Pro forma net income
  per share (4)               $       .55
                              ===========
Pro forma weighted average
  number of common shares
  outstanding                  80,267,558
                              ===========

In thousands
Balance Sheet Data

                              Six Months Ended June 30,                         Year Ended December 31,
                              -------------------------    -------------------------------------------------------------------

                                 1999         1998             1998          1997         1996          1995          1994
                                 ----         ----             ----          ----         ----          ----          ----
Working capital               $ (261,427)  $   96,871      $ (602,428)   $   77,313    $  358,030    $  277,678    $  208,079
Total assets                   3,875,026    3,605,865       3,863,390     3,548,011     3,857,508     3,871,978     3,952,988
Short-term debt                  345,525       49,120         551,719        55,051        46,378        78,166       132,567
Long-term debt
(including current portion)      326,495      396,600         430,888       397,257       449,170       442,385       450,332
Total deferred credits
  and other liabilities        2,423,483    2,271,930       2,433,899     2,262,702     2,315,397     2,325,262     2,413,510
Stockholders' equity
  (deficit)                      254,725      409,102        (103,221)      302,765       578,976       506,247       456,197

Other Operating Data

                              Six Months Ended June 30,                         Year Ended December 31,
                              -------------------------     ------------------------------------------------------------------

                                 1999         1998             1998          1997         1996          1995          1994
                                 ----         ----             ----          ----         ----          ----          ----
Tons sold (in
  thousands)(5)                 38,553       37,512           77,729        75,170        77,000        72,741        74,199
Tons produced
  (in thousands)                38,244       37,588           75,769        72,505        71,411        71,324        72,140
Productivity (tons
  per manday)                    39.86        40.70            40.11         38.46         34.57         31.22         29.60
Average production cost
  ($ per ton produced)         $ 21.47      $ 20.93          $ 20.99       $ 21.05       $ 21.87       $ 22.31       $ 22.90
Average sales price of
  tons produced ($ per
  ton produced)                $ 25.12      $ 26.92          $ 26.41       $ 26.49       $ 26.29       $ 26.61       $ 27.32
Coal reserves (tons in
  millions) (6)                  4,705        4,738            4,755         4,776         5,063         5,072         4,956
Number of mining complexes
  (at period end)                   24           24               25            24            26            26            30
Number of employees
  (at period end)                7,658        7,355            8,578         7,711         8,206         8,743         9,739

In thousands
Other Financial Data

                              Six Months Ended June 30,                         Year Ended December 31,
                              -------------------------     -------------------------------------------------------------------

                                 1999          1998            1998           1997          1996          1995          1994
                                 ----          ----            ----           ----          ----          ----          ----
Capital expenditures          $ 105,099     $ 118,947       $ 254,515      $ 200,617     $ 169,367     $ 179,022     $ 144,438
EBIT (7)                         68,438       159,418         250,089        256,934       212,708       188,715       167,668
EBITDA (7)                      189,675       276,979         488,673        490,238       447,867       441,828       432,930
Net cash provided by
  operating activities           84,995       159,063         395,313        427,913       372,582       298,290       344,629
Net cash provided by
  (used in) investing
  activities                   (100,790)     (150,392)       (235,918)        52,243      (251,236)     (160,856)     (357,153)
Net cash provided by
  (used in) financing
  activities                      8,069        (6,813)       (146,898)      (501,354)     (119,254)     (140,805)       50,418

(1) Includes sales of Fairmont Supply Company, other than to CONSOL Energy, of $76 million in the six months ended June 30, 1999, $89 million in the six months ended June 30, 1998, $175 million in 1998, $217 million in 1997, $203 million in 1996, $212 million in 1995, and $179 million in 1994.
(2) Basic earnings per share is computed using weighted average shares outstanding. CONSOL Energy has no dilutive common stock equivalents.
(3) Pro forma net income assumes the application of the net proceeds from the initial public offering as if it had occurred at the beginning of the year.
(4) Pro forma net income per share and pro forma weighted average number of common shares outstanding assumes the issuance of shares of common stock in the initial public offering occurred at the beginning of the year.
(5) Includes sales of coal produced by CONSOL Energy and purchased from third parties. CONSOL Energy sold 2.2 million tons in the six months ended June 30, 1999, 1.4 million tons in the six months ended June 30, 1998, 3.2 million tons in 1998, 3.1 million tons in 1997, 3.2 million tons in 1996,
     2.7 million tons in 1995 and 3.5 million tons in 1994 of coal that was purchased from third parties.
(6)  Represents proved and probable reserves at period end.
(7) EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company's operating performance before debt expense and its cash flow. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

CONSOL Energy's earnings over the last five years have been achieved primarily by:

     .    Reducing unit cost of production through productivity improvements,
     . Expanding CONSOL Energy mines by investing in technology, thereby using the resulting production increases to replace older, higher cost mines with depleted reserves,
     .    Investing in acquisitions that complement existing operations, and
     . Successfully selling coal at prices that have enabled CONSOL Energy to maintain margins despite the expiration of above-market sales contracts.

CONSOL Energy will attempt to continue to use these methods in the future.

     CONSOL Energy has maintained the delivered-cost competitiveness of its coals by increasing productivity. CONSOL Energy has 25% of all longwall mining systems in the United States, more than any other coal producer. The distinguishing characteristic of longwall mines relative to other types of mines is a low variable-cost structure due to highly mechanized operations. Expansion of production from these mines can be achieved at low incremental cost. This has allowed CONSOL Energy to generate positive cash margins even under pricing pressures. CONSOL Energy increased tons produced in each of 1996, 1997 and 1998 while reducing employment and the number of mining complexes. Net income increased from $130 million in 1995 to $153 million in 1996 to $184 million in 1997 and was $175 million in 1998. Net income was $40 million for the six months ended June 30, 1999 compared to $106 million for the six months ended June 30, 1998. Net cash provided by operating activities increased from $298 million in 1995 to $373 million in 1996, to $428 million in 1997 and was $395 million in 1998. Net cash provided by operating activities for the six months ended June 30, 1999 was $85 million, compared to $159 million for the six months ended June 30, 1998.

     CONSOL Energy expects to continue to reduce its unit cost of production in the future. CONSOL Energy currently is expanding the preparation plant that serves the Bailey and Enlow Fork operation and plans to improve underground haulage ultimately to increase production nearly 25% from what already is a record level. CONSOL Energy replaced track haulage with more efficient belt haulage at its McElroy mine in 1997 and its Blacksville mine in 1998. Also at the McElroy mine, CONSOL Energy recently constructed a raw coal silo that allows greater efficiency at both the plant and in the mine. At the Blacksville mine, CONSOL Energy plans to accelerate the lifting of coal from the vertical shaft in the mine, which is the current bottleneck. CONSOL Energy intends to convert the Shoemaker mine to an all-belt haulage mine to further reduce its costs. CONSOL Energy has plans to replace the Cardinal River mine with the lower-cost Cheviot mine, subject to satisfactory market conditions. In 1999, the higher-cost Powhatan mine depleted its reserves and it is anticipated that the expanded McElroy and Shoemaker mines will more than offset the production loss and do so at lower costs. CONSOL Energy incorporates such improvements routinely in its plans to continue to reduce cost.

     CONSOL Energy also will increase its production through acquisitions where CONSOL Energy believes it has a competitive advantage and can generate value from underperforming assets. In September 1998, CONSOL Energy acquired the Rochester & Pittsburgh Coal Company. Rochester & Pittsburgh's principal asset was Mine No. 84, which has similar characteristics to the Bailey and Enlow Fork mines, and has the potential to become a highly efficient mine.

     CONSOL Energy has successfully marketed its coal production, and has been able to maintain margins despite the implementation in 1995 of the first phase of the Clean Air Act. The second phase of the implementation of the Clean Air Act will take effect in the year 2000. CONSOL Energy plans to sell a significant portion of its high-sulfur coal production after 2000 to scrubbed plants or to export markets. Its medium-sulfur coals, such as coal produced at the Bailey, Enlow Fork and Mine No. 84 mines, will be targeted to power plants that are unscrubbed but that can continue to burn such coals with sulfur dioxide emission allowances.

     Although the Clean Air Act has had some effect on the price per ton of high-sulfur coal, CONSOL Energy believes that production costs will continue to be a significant factor in setting prices. The coal market is a very competitive market in which prices often are set by marginal cost producers. As producers deplete their reserves, their cost of mining will increase. To date, productivity improvements throughout the industry have offset cost pressures resulting from the depletion of existing reserves. Generally, the price of high-sulfur coal on a delivered basis is less than the price of low-sulfur coal on a delivered basis. CONSOL Energy believes that the price difference between high- and low-sulfur coal likely will widen in the future because low-sulfur coal producers will be required to mine higher cost reserves. The price of higher sulfur coals also will rise because of depletion, but this increase may not be as fast as the increase in low-sulfur coal. CONSOL Energy believes that it is in a favorable position in which cost reductions are available through continued productivity improvements by mining its extensive reserves that are accessible to its existing mines.

     CONSOL Energy believes that many currently unscrubbed power plants also will retrofit scrubbers when economical. Because of potential further tightening of clean air regulations, particularly for sulfur dioxide and for mercury control, scrubbers may be required. To the extent that plants install scrubbers, the cost of operating a scrubber is approximately $.09 to $.12 per million Btus. In addition, CONSOL Energy believes that technologically advantaged clean power plants using high-Btu, low-delivered-cost coals are more competitive than plants generating electricity with natural gas. Because scrubbers are needed for all new power plants that burn coal and may be required for existing coal burning plants to continue to operate under tighter air regulations, CONSOL Energy's coals should sustain their advantage over low-sulfur coal that is produced farther from CONSOL Energy's markets and, as a result, have higher transportation costs.

     During 1998, sales to customers with long-term coal supply contracts generated approximately 69% of CONSOL Energy's total revenue from coal sales. These contracts contribute to the stability and profitability of operations by providing predictability of production volumes and sales prices. Changes in regulations governing the electric utility industry may make it more difficult for CONSOL Energy to enter into long-term contracts with electric utility customers, as these customers may become more sensitive to long-term price or quantity commitments in a more competitive environment. A substantial decrease in the amount of coal sold pursuant to long-term contracts could subject CONSOL Energy's revenue stream to increased volatility and adversely affect its profitability.

     The profitability of CONSOL Energy's long-term coal supply contracts depends on a variety of factors, varies from contract to contract and fluctuates during the contract term, depending on contract provisions, actual production costs and other factors. In addition, provisions for adjustment or renegotiation of prices and other provisions may increase exposure to short-term coal price volatility. If a substantial portion of long-term contracts were modified or terminated, CONSOL Energy would be adversely affected to the extent that it would be unable to find other customers at the same level of profitability. Some of CONSOL Energy's long-term contracts are for prices above current spot market prices. The loss of certain long-term contracts could have a material adverse effect on CONSOL Energy's business, financial condition and results of operations.

Change of Fiscal Year

     CONSOL Energy changed its fiscal year from a calendar year to a year ending on June 30. CONSOL Energy had a transitional fiscal period ending June 30, 1999. CONSOL Energy's first full fiscal year ending June 30 will be the year that started July 1, 1999 and ends June 30, 2000. CONSOL Energy is undertaking this change in order to align its fiscal year with that of Rheinbraun A.G., its majority shareholder. CONSOL Energy is a consolidated subsidiary of Rheinbraun.

Six Months Ended June 30, 1999 compared with Six Months Ended June 30, 1998

Net Income

     CONSOL Energy's net income for the six months ended June 30, 1999 (the
1999 period) was $40 million compared with $106 million for the six months ended June 30, 1998 (the 1998 period). The decrease of $66 million primarily was due to a decline in coal prices and an increase in coal production costs in the 1999 Period compared with the 1998 Period.

     The mild winter weather in the Eastern United States dampened demand for coal by electricity generators, leaving utilities' coal inventories above planned levels. Low prices for oil, certain petroleum by-products and natural gas led to increase use of these fuels by electricity generators. Sales of U.S. steam coal in Europe were adversely affected by competition from coal producers in other countries. Also, annual negotiations of prices for metallurgical coal bound for overseas markets resulted in significant price reductions, causing some U.S. producers to elect to offer these coals as a steam coal in U.S. markets in an effort to obtain a higher price. The increase in costs was due to the addition of production capacity by CONSOL Energy with no commensurate increase in sales volumes due to these market factors.

Revenue

     Sales decreased 4.6% to $1,082 million for the 1999 Period from $1,133 million for the 1998 Period. The decrease of $51 million was primarily due to a decrease of $46 million in company-produced coal sales, a decrease of $12 million in industrial supply sales, partially offset by increased purchased coal sales of $10 million. The decline in coal sales for the period was primarily due to a decline in market prices, a higher proportion of sales of lower priced coals, and a decline in contract prices. Coal sales volumes for the two periods were similar. The decreased revenue for industrial supplies was mainly due to decreased volumes. Increases in purchased coal revenues were primarily due to higher volumes related to contracts acquired with the acquisition of Rochester and Pittsburgh Coal Company (R&P) on September 22, 1998, partially offset by decreased volumes due to the decline in the export market.

     Related party sales declined from the 1998 period reflecting the change in the categorization of sales to E.I. du Pont de Nemours and Company (DuPont) from related party sales to outside sales due to the purchase of shares of the company from DuPont Energy Company (DuPont Energy) on November 5, 1998, as a result of which DuPont no longer is characterized as an affiliate.

     Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income and miscellaneous income, increased 7.8% to $29 million for the 1999 period from $27 million for the 1998 period. The increase of $2 million primarily was due to increased royalty income and a one-time refund of harbor maintenance fees, offset partially by reduced interest income.

Costs

     Cost of goods sold and other operating charges increased $45 million or 6.0% to $793 million for the 1999 period from $748 million for the 1998 period. Production cost increased $18 million and purchased coal cost increased $9 million primarily because of the inclusion of the R&P operations. Idle mine costs increased $14 million due to weak market conditions. During the 1999 period, one mine was permanently closed and six mines were idled. Other postretirement benefits other than pensions increased $10 million due to the
inclusion of R&P operations, discount rate changes and adverse experience.    In
addition, costs have increased in the 1999 period due to the accrued expenses for the Loveridge Mine fire. On June 22, an underground mine fire was discovered at the Loveridge Mine. The expected cost to extinguish the fire and rehabilitate the mine is $5 million. The mine has been sealed to deplete oxygen underground and concrete plugs were injected through drill holes to isolate the area where the fire occurred. The mine atmosphere is being monitored daily and readings indicate the fire is beginning to extinguish. The increased costs were partially offset by a $13 million decrease in costs of goods sold for industrial supply sales due mainly to a reduction in volumes.

     Selling, general and administrative expenses remained stable at $28 million in the 1999 period compared to $27 million in the 1998 period.

     Depreciation, depletion and amortization increased 3.1% to $121 million in the 1999 period from $118 million in the 1998 period. The increase of $3 million was primarily due to the increase in depreciation related to assets acquired with the R&P acquisition, offset partially by decreased cost depletion due to several mines being temporarily idled due to market conditions in the 1999 period.

     Interest expense increased 33.9% in the 1999 period to $31 million from $23 million in the 1998 period. The increase of $8 million primarily was due to higher average debt levels outstanding during the 1999 period compared to the 1998 period. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of common stock from DuPont Energy in November 1998.

     Taxes other than income decreased 4.2% to $98 million in the 1999 period from $103 million in the 1998 period. The decrease of $5 million was primarily due to lower West Virginia severance taxes resulting from decreased production in the state. The reduction in severance taxes was partially offset by increased payroll taxes due to the additional personnel added with the R&P acquisition.

Income Taxes

     Income taxes decreased 99.7% to $0.1 million in the 1999 period from $35 million in the 1998 period. The decrease of $35 million primarily was due to lower earnings before income taxes in the 1999 period and changes in percentage depletion deductions for various operations. The effective tax rate for the 1999 period was 0.3% compared to 25.0% in the 1998 period primarily due to effects of percentage depletion.

1998 Compared with 1997

Net Income

     Net income decreased 5% to $175 million, or $1.73 per share, for 1998 compared with $184 million, or $1.69 per share, for 1997. The calculation of net income per share for 1998 is based on 100,820,599 weighted average number of common shares outstanding, reflecting the purchase in November 1998 of 51,139,156 shares of Common Stock from DuPont Energy Company.

Revenue

     Sales increased 0.5% to $2,295 million for 1998 from $2,285 million for 1997. The increase of $10 million primarily was due to an increase of $58 million in sales of company produced coal, partially offset by decreased sales of industrial supplies of $42 million and decreased revenues from gas operations of $3 million. Sales volumes of company produced coal for 1998 increased 3.5% over 1997 while coal prices for 1998 were comparable to those for 1997. Sales of industrial supplies decreased mainly due to a loss of a sales contract. Gas operations revenues decreased primarily due to a 12.7% decrease in spot market prices.

     Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income and miscellaneous income, decreased 15.3% to $55 million for 1998 compared with $64 million for 1997. The decrease of $9 million was primarily due to a decrease in interest income resulting from a lower level of investment in marketable securities and a decrease in the gain on sale of assets. The decrease was partially offset by a one-time payment received in 1998 pursuant to an agreement by which we were compensated for not mining certain coal reserves.

Costs

     Cost of goods sold and other operating charges increased 0.1% to $1,595 million for 1998 from $1,592 million in 1997. Cost of goods sold increased due to the 3.5% increase in sales volume of company produced coal. Cost per ton produced decreased 2.3% due mainly to increased coal mine productivity (calculated in tons per manday). This productivity increased 4.3% for 1998 from 1997. The productivity increase was driven, in part, by increases in production at the McElroy Mine, which completed installation of a new belt haulage system at the end of 1997, and the Enlow Fork Mine, which installed a new longwall early in 1998. The increase in cost of goods sold was offset in part by decreased industrial supply cost of sales.

     Selling, general and administrative expenses remained stable at $55 million for 1998 and 1997.

     Depreciation, depletion and amortization increased 2.3% to $239 million for 1998 compared with $233 million for 1997. The increase of $6 million was primarily due to the increase in depreciation related to the assets acquired with the R&P acquisition on September 22, 1998.

     Interest expense increased 4.9% to $48 million in 1998 compared with $46 million in 1997. The increase of $2 million was primarily the result of higher average principal balances outstanding during 1998 compared to 1997.

     Taxes other than income increased 6.5% to $201 million for 1998 compared with $189 million for 1997. The increase of $12 million was primarily the result of an increase in production related taxes due to increased production volumes. In addition, the West Virginia

Business Investment and Jobs Expansion Tax Credit carry-forward of $3 million utilized in 1997 was exhausted in 1998.

Income Taxes

     Income taxes decreased 24.1% to $38 million for 1998 compared to $50 million in 1997. The $12 million decrease reflects decreased earnings in 1998 compared to 1997. The effective tax rate was 17.8% for 1998 compared to 21.3% for 1997. The decreased effective tax rate for 1998 resulted primarily from an increase in percentage depletion.

1997 Compared with 1996

Net Income

     Net income increased 20.3% to $184 million, or $1.69 per share, for 1997 compared with $153 million, or $1.40 per share, for 1996.

Revenue

     Sales decreased 2.2% to $2,285 million for 1997 compared with $2,336 million for 1996. The decrease of $51 million primarily was due to a decrease of 1.8 million tons sold, or 2.4%, due to a decrease in the volume of U.S. metallurgical and international steam coal sold, partially offset by an improvement in average sales price per ton.

     Other income increased 4.9% to $64 million for 1997 compared with $61 million for 1996. The increase of $3 million primarily was due to an increase in royalty income from a coal lease in Kentucky that began generating revenue in September 1996 and continued to generate revenue for the full year 1997.

Costs

     Cost of goods sold and other operating charges decreased 5.7% to $1,592 million for 1997 compared with $1,688 million for 1996 primarily as a result of lower volume of CONSOL Energy-produced coal sold in 1997 and lower average production costs per ton. Coal mine productivity increased 11.3% in 1997 from 1996, and nine mines set production records in 1997. The productivity improvement is attributable mainly to investment in a longwall mining system at Shoemaker, in underground coal haulage at McElroy, and in an underground storage bunker at Buchanan.

     Selling, general and administrative expenses increased 3.8% to $55 million for 1997 compared with $53 million for 1996. The increase of $2 million primarily was due to an increase in salaries and related benefits.

     Depreciation, depletion and amortization decreased 0.9% to $233 million for 1997 compared with $235 million for 1996.

     Interest expense increased 2.2% to $46 million for 1997 compared with $45 million for 1996. The increase of $1 million reflected interest charges related to disputed coal royalty payments offset by lower average debt levels resulting from the repayment of $44 million of long-term debt during 1997.

     Taxes other than income increased 1.1% to $189 million for 1997 compared with $187 million in 1996. The increase of $2 million resulted from increases in severance taxes and required tax payments for black lung benefits, which arose because of higher production. The increase in severance taxes also resulted from the expiration in December 1996 of the West Virginia Business and Job Expansion Tax Credit representing a portion of the tax credit that was carried forward to 1997. The increase in taxes was partially offset by a reduction in property tax expense as a result of mine closures.

Income Taxes

     Income taxes increased 38.9% to $50 million for 1997 compared with $36 million for 1996. The increase of $14 million resulted primarily from increased earnings and an increase in the effective tax rate from 19.1% in 1996 to 21.3% in 1997. The increased effective tax rate for 1997 primarily was influenced by a decline in the impact of percentage depletion.

Liquidity and Capital Resources

Cash Flows

     Net cash provided by operating activities was $85 million in the 1999 period and $159 million in the 1998 period. The change in net cash provided by operating activities was primarily caused by a decrease in the 1999 period net income compared to the 1998 period.

     Net cash used in investing activities was $101 million in the 1999 period and $150 million in the 1998 period. The change in cash used in investing activities in the 1999 period from the 1998 period reflects the decrease in the liquidation of marketable securities and a decrease in capital expenditures.

     Net cash provided by financing activities was $8 million in the 1999 period. Net cash used in financing activities was $7 million in the 1998 period. The increase in cash provided from financing activities in the 1999 period from the 1998 period reflects the proceeds, net of expenses, from the Initial Public Offering. This increase was offset by the increased payments on outstanding commercial paper balances, the scheduled retirement of a long term note and a dividend payment in the 1999 period.

Capital Expenditures

     Capital expenditures were $105 million in the 1999 period and $119 million in the 1998 period. CONSOL Energy made such expenditures for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. CONSOL Energy used cash generated from operations and cash made available from the issuance of commercial paper to fund capital expenditures. CONSOL Energy anticipates making capital expenditures of approximately $200 million during the fiscal year ended June 30, 2000 and approximately $200 million during the fiscal year ended June 30, 2001. Capital expenditures for pollution abatement and reclamation are projected to be $5 million for the fiscal year ended June 30, 2000 and $13 million for the fiscal year ended June 30, 2001.

Debt

     At June 30, 1999, CONSOL Energy had total long-term debt of $327 million, including current portion of long-term debt of $14 million. Such long-term debt consisted of:

 .    An aggregate principal amount of $156 million of unsecured notes which bear interest at rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,
 .    An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.5% per annum and mature in 2010 and 2011,
 .    An aggregate principal amount of $12 million of variable rate notes due at various dates through 2001,
 .    $28 million in advance royalty commitments,
 .    An aggregate principal amount of $5 million of notes maturing at various dates through 2031, and
 .    An aggregate principal amount of $23 million of capital leases.

     At June 30, 1999, CONSOL Energy had an aggregate principal amount of $346 million of commercial paper outstanding which had maturities ranging up to 47 days and bore interest at rates ranging from 5.15% to 5.33% per annum.

     CONSOL Energy currently has a credit facility with several banks. This facility is used to support the commercial paper program. The term of this facility is 360 days renewable on a 360-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $800 million. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 360 days depending on the interest rate method. There were no borrowings under this facility at June 30, 1999 and at June 30, 1998.

Stockholders' Equity and Dividends

     CONSOL Energy had stockholders' equity of $255 million at June 30, 1999, and $409 million at June 30, 1998. CONSOL Energy paid ordinary cash dividends of $23 million during the 1999 period. No dividends were paid during the six months ended June 30, 1998. The Board of Directors declared a dividend on July 21, 1999 of $0.28 per share of common stock for shareholders of record on August 4, 1999, payable on September 2, 1999. The Board of Directors currently intends to pay quarterly dividends on the common stock. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of the Board of Directors, and no assurance can by given that CONSOL Energy will pay such dividend or any further dividends. The determination as to the payment of dividends will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy's ability to pay cash dividends.

     On August 23, 1999, CONSOL Energy announced its plans to repurchase up to 1,000,000 shares of its common stock. The stock will be used in connection with benefit plan administration. As of September 15, 1999, 34,100 shares of CONSOL Energy common stock has been repurchased.

     RWE A.G., majority owner of CONSOL Energy common stock, announced a similar plan in late May 1999. 3,594,000 shares of CONSOL Energy common stock have been purchased on the open market. RWE announced completion of the program on August 23, 1999.

Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on CONSOL Energy's results of operations for the 1999 or 1998 periods.

Impact of Year 2000 Issue

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of CONSOL Energy's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to correct any such programs or hardware could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on recent assessments, CONSOL Energy has determined that it will be required to modify or replace some portions of its software, and, to a lesser extent, its hardware so that those systems will properly utilize dates beyond December 31, 1999. CONSOL Energy believes that with modification and replacement of existing software and hardware, the year 2000 issue can be substantially mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, which CONSOL Energy currently does not anticipate, the year 2000 issue could have a material impact on the operations of CONSOL Energy.

     CONSOL Energy's plan to resolve year 2000 issues involves four phases: assessment, remediation, testing and implementation. In September 1997, CONSOL Energy formed a committee to address this issue. The committee has completed its assessment of all material information technology systems that would be affected by the year 2000 issue if not modified and has initiated a program to modify or replace portions of its software so that CONSOL Energy's computer systems will function properly in the year 2000 and thereafter. To date, CONSOL Energy is 99% complete on the remediation and testing phase of the systems. CONSOL Energy expects software reprogramming and replacement, testing and implementation to be completed prior to December 31, 1999.

     CONSOL Energy has assessed its operating equipment that uses microprocessors to determine the extent that they are at risk for year 2000 problems. This equipment includes coal mining, processing and loadout equipment. The remediation of operating equipment depends primarily on the manufacturers of that equipment for modifications. CONSOL Energy has completed formal communications with all of its significant equipment vendors and other suppliers. CONSOL Energy has not obtained timetables of expected completion dates of modification, testing and implementation from all of the important vendors and suppliers. CONSOL Energy does not control its suppliers and vendors, but is attempting to have such timetables submitted. The effect on CONSOL Energy's operations of not having these systems remediated, while not estimable at this time could be significant.

     CONSOL Energy conducts transactions that interface directly with systems of suppliers and customers. There is no guarantee that the systems of other companies on which CONSOL Energy's systems rely will be timely converted and would not have an adverse effect on CONSOL Energy's systems. Furthermore, there can be no assurance that CONSOL Energy's suppliers will not experience material business disruptions that could affect CONSOL Energy as a result of the year 2000 problem. CONSOL Energy has completed communications with important suppliers and customers as to their year 2000 readiness. The communications to date from such third parties to CONSOL Energy's inquiries do not indicate that these third parties expect, at this time, to be non-compliant by the year 2000 based on their progress to date. However, the inability of a substantial number of third parties to complete their year 2000 resolution process could materially impact CONSOL Energy. For example, the failure to be year 2000 compliant by banks with whom CONSOL Energy has material banking relationships could cause significant disruptions in CONSOL Energy's ability to make payments, deposit funds and make investments, which could have a material adverse effect on CONSOL Energy's financial condition.

     CONSOL Energy is utilizing both internal and external resources to reprogram or replace, test and implement the software and operating equipment for year 2000 modifications. The total cost of the year 2000 project is estimated to be less than $2.0 million and is being expensed as incurred and funded through operating cash flow. Since September of 1997 CONSOL Energy has expensed $1.1 million related to all phases of the year 2000 project. In fiscal year 2000, CONSOL Energy expects to expense less than $0.9 million on year 2000 related activities.

     CONSOL Energy is in the process of developing contingency plans in case of failure of its information technology systems for all business units. In the event CONSOL Energy's intermediaries or vendors do not expect to be year 2000 compliant, CONSOL Energy's contingency plan may include replacing such intermediaries or vendors or conducting the particular operations itself.

     CONSOL Energy's plans to complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on progress to date compared to the timetable established by its year 2000 committee. CONSOL Energy has not employed the services of independent contractors to verify CONSOL Energy's assessment and estimates related to the year 2000 problem. There can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     CONSOL Energy believes that it is difficult to fully assess the risks of the year 2000 issue due to numerous uncertainties surrounding the issue. Management believes that the primary risks are external to CONSOL Energy and relate to the year 2000 readiness of customers, suppliers, transportation suppliers such as railroads, barge lines, terminal operators, ocean vessel brokers, and others. In the worst case scenario, CONSOL Energy's utility customers may not purchase coal if their generators fail to operate, CONSOL Energy may not be able to access its bank accounts or receive payments and its transportation providers may not be able to make timely coal shipments to customers. CONSOL Energy's mines and processing plants are highly mechanized and employ equipment that incorporates microprocessing chips. The failure of such embedded chips in critical equipment due to the year 2000 problem could cause significant coal mining and processing disruptions.

     The inability of CONSOL Energy or such third parties to adequately address the year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, CONSOL Energy plans to devote the resources it concludes are appropriate to address all significant year 2000 issues in a timely manner.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments Market Risks

     CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 1999, CONSOL Energy had outstanding $289.6 million aggregate principal amount of debt under fixed-rate instruments and $359.6 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At June 30, 1999, CONSOL Energy had an aggregate of $345.5 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 5.26% during the six months ended June 30. 1999. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's 1999 net income by approximately $2.0 million. The fair value of CONSOL Energy's financial instruments is set forth in Note 22 of the Notes to Consolidated Financial Statements.

     Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

     CONSOL Energy has not engaged in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

Item 8.  Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Report of Independent Auditors.....................................................     40

Consolidated Statements of Income for the Six Months Ended June 30, 1999 and
  the Years Ended December 31, 1998, 1997 and 1996.................................     41

Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 and 1997........     42

Consolidated Statements of Stockholders' Equity for the Six Months Ended
  June 30, 1999 and the Years Ended December 31, 1998, 1997,and 1996...............     44

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999
  and the Years Ended December 31, 1998, 1997 and 1996.............................     45

Notes to Consolidated Financial Statements.........................................     46

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------



Board of Directors and Stockholders
CONSOL Energy Inc.

We have audited the consolidated balance sheets of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) as of June 30, 1999 and December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the six months ended June 30, 1999 and each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of CONSOL Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy at June 30, 1999 and at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the six months ended June 30, 1999 and for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Pittsburgh, Pennsylvania
July 19, 1999

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                 (Dollars in thousands, except per share data)


                                        For the Six         For the Year Ended December 31,
                                        Months Ended   --------------------------------------------
                                        June 30,1999       1998            1997            1996
                                        ------------   ------------    ------------    ------------
Sales - Outside                          $ 1,076,528   $  2,190,753    $  2,146,936    $  2,207,570
Sales - Related Parties (Note 3)               5,394        104,677         138,261         128,444
Other Income (Note 4)                         28,560         54,562          64,441          60,940
                                         -----------   ------------    ------------    ------------
  Total Revenue                            1,110,482      2,349,992       2,349,638       2,396,954


Costs of Goods Sold and Other
  Operating Charges                          792,597      1,594,523       1,592,413       1,687,836
Selling, General and
  Administrative Expenses                     27,740         55,128          55,429          53,354
Depreciation, Depletion
  and Amortization                           121,237        238,584         233,304         235,159
Interest Expense (Note 5)                     30,504         48,138          45,876          44,510
Taxes Other Than Income (Note 6)              98,244        201,137         188,940         187,396
                                         -----------   ------------    ------------    ------------
  Total Costs                              1,070,322      2,137,510       2,115,962       2,208,255


Earnings Before Income Taxes                  40,160        212,482         233,676         188,699
Income Taxes (Note 7)                            121         37,845          49,887          35,970
                                         -----------   ------------    ------------    ------------


Net Income                               $    40,039   $    174,637    $    183,789    $    152,729
                                         ===========   ============    ============    ============


Earnings Per Share                       $       .62   $       1.73    $       1.69    $       1.40
                                         ===========   ============    ============    ============

Weighted Average Number of
  Common Shares Outstanding               64,784,685    100,820,599     108,806,714     108,806,714
                                         ===========   ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                                            December 31,
                                                        June 30,      -------------------------
                                                          1999           1998           1997
                                                       ----------     ----------     ----------
ASSETS
------

Current Assets:
  Cash and Cash Equivalents                            $   23,559     $   31,285     $   18,788
  Marketable Securities, Available-for-Sale                   -              -          114,829
  Accounts and Notes Receivable:
    Trade                                                 241,054        261,215        252,901
    Related Parties (Note 3)                                  743          1,358          6,305
    Other Receivables                                      21,030         26,760         23,392
  Inventories (Note 8)                                    206,995        170,574        140,724
  Deferred Income Taxes (Note 7)                           94,575         96,412         94,027
  Prepaid Expenses                                         34,692         27,585         19,273
                                                       ----------     ----------     ----------
    Total Current Assets                                  622,648        615,189        670,239


Property, Plant and Equipment (Note 9):
  Property, Plant and Equipment                         4,863,138      4,843,147      4,506,797
  Less - Accumulated Depreciation, Depletion
    and Amortization                                    2,188,872      2,157,023      2,067,707
                                                       ----------     ----------     ----------
   Total Property, Plant and Equipment - Net            2,674,266      2,686,124      2,439,090


Other Assets:
  Deferred Income Taxes (Note 7)                          267,304        245,964        201,270
  Advance Mining Royalties                                117,808        119,160        131,079
  Other                                                   193,000        196,953        106,333
                                                       ----------     ----------     ----------
    Total Other Assets                                    578,112        562,077        438,682


                                                       ----------     ----------     ----------
Total Assets                                           $3,875,026     $3,863,390     $3,548,011
                                                       ==========     ==========     ==========


  The accompanying notes are an integral part of these financial statements.

                                                                             December 31,
                                                        June 30,      -------------------------
                                                          1999           1998           1997
                                                       ----------     ----------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                     $  194,592     $  211,835     $  200,985
  Short-Term Notes Payable (Note 10)                      345,525        551,719         55,051
  Current Portion of Long-Term Debt and
    Capital Lease Obligations                              13,752        115,793          7,639
  Accrued Income Taxes                                      2,393         11,260         13,581
  Other Accrued Liabilities (Note 11)                     327,813        327,010        315,670
                                                       ----------     ----------     ----------
    Total Current Liabilities                             884,075      1,217,617        592,926


Long-Term Debt:
  Long-Term Debt (Note 12)                                294,311        294,375        389,618
  Capital Lease Obligations (Note 13)                      18,432         20,720            -
                                                       ----------     ----------     ----------
    Total Long-Term Debt                                  312,743        315,095        389,618


Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than
    Pensions (Note 14)                                  1,177,639      1,174,964      1,082,061
  Pneumoconiosis Benefits (Note 15)                       473,459        483,423        500,429
  Mine Closing                                            278,452        277,026        232,767
  Workers' Compensation                                   216,846        212,807        177,453
  Reclamation                                              14,397         12,859         24,331
  Other                                                   262,690        272,820        245,661
                                                       ----------     ----------     ----------
    Total Deferred Credits and Other Liabilities        2,423,483      2,433,899      2,262,702


Stockholders' Equity (Deficit):
   Common Stock, $.01 Par Value; 500,000,000
    Shares Authorized; 80,267,558 Issued and
    Outstanding in 1999, 57,667,558 Issued and
    Outstanding in 1998 and 108,806,714
    Issued and Outstanding in 1997                            803            577          1,088
  Capital in Excess of Par Value                          642,947        302,427        801,916
  Retained Earnings Deficit                              (388,063)      (405,602)      (500,239)
  Other Comprehensive Loss (Note 17)                         (962)          (623)           -
                                                       ----------     ----------     ----------
    Total Stockholders' Equity (Deficit)                  254,725       (103,221)       302,765
                                                       ----------     ----------     ----------
Total Liabilities and Stockholders' Equity             $3,875,026     $3,863,390     $3,548,011
                                                       ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                                                    Other         Total
                                                     Capital in      Retained      Compre-    Stockholders'
                                         Common       Excess of      Earnings      hensive       Equity
                                          Stock       Par Value      Deficit        Loss        (Deficit)
                                        --------    ------------    ----------    ---------   -------------
Balance at December 31, 1995
  (as previously reported)              $    100    $    802,904    $ (296,757)   $     -     $     506,247
Recapitalization effected as an
  approximate 1,088 to 1
  Stock Split                                988            (988)          -            -               -
                                        --------    ------------    ----------    ---------   -------------

Balance at December 31, 1995
  (as adjusted)                            1,088         801,916      (296,757)         -           506,247

Net Income                                   -               -         152,729          -           152,729
Dividends ($.74 per Share)                   -               -         (80,000)         -           (80,000)
                                        --------    ------------    ----------    ---------   -------------

Balance at December 31, 1996               1,088         801,916      (224,028)         -           578,976

Net Income                                   -               -         183,789          -           183,789
Dividends ($4.23 per Share)                  -               -        (460,000)         -          (460,000)
                                        --------    ------------    ----------    ---------   -------------

Balance at December 31, 1997               1,088         801,916      (500,239)         -           302,765

Net Income                                   -               -         174,637          -           174,637
Unrealized Loss on Securities
  (Net of $171 tax)                          -               -             -           (270)           (270)
Minimum Pension Liability
  (Net of $224 tax)                          -               -             -           (353)           (353)
                                        --------    ------------    ----------    ---------   -------------
Comprehensive Income                         -               -         174,637         (623)        174,014

Repurchase and
  Retirement of Common Stock                (511)       (499,489)          -            -          (500,000)
Dividends ($.90 per Share)                   -               -         (80,000)         -           (80,000)
                                        --------    ------------    ----------    ---------   -------------

Balance at December 31, 1998                 577         302,427      (405,602)        (623)       (103,221)

Net Income                                   -               -          40,039          -            40,039
Unrealized Loss on Securities
  (Net of $228 tax)                          -               -             -           (354)           (354)
Minimum Pension Liability
  (Net of $10 tax)                           -               -             -             15              15
                                        --------    ------------    ----------    ---------   -------------
Comprehensive Income                         -               -          40,039         (339)         39,700
Sale of Common Stock under
  Public Offering, Net of Expenses           226         340,520           -            -           340,746
Dividends ($.39 per Share)                   -               -         (22,500)         -           (22,500)
                                        --------    ------------    ----------    ---------   -------------
Balance at June 30, 1999                $    803    $    642,947    $ (388,063)   $    (962)  $     254,725
                                        ========    ============    ==========    =========   =============


  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (Dollars in thousands)


                                                             For the Six       For the Year Ended December 31,
                                                             Months Ended    -----------------------------------
                                                            June 30, 1999       1998         1997         1996
                                                            -------------    ---------    ---------    ---------
Cash Flows from Operating Activities:
  Net Income                                                  $  40,039      $ 174,637    $ 183,789    $ 152,729
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation, Depletion and Amortization                    121,237        238,584      233,304      235,159
    Gain on Sale of Assets                                       (6,171)        (7,690)     (13,134)     (13,959)
    Amortization of Advance Mining Royalties                      6,063         16,920       14,617       22,809
    Deferred Income Taxes                                       (19,285)       (26,375)     (16,024)     (23,149)
    Changes in Operating Assets:
     Accounts and Notes Receivable                               26,613         33,296       19,185       (7,787)
     Inventories                                                (36,421)       (15,687)      (8,997)      60,884
     Prepaid Expenses                                            (7,107)        (7,542)      (2,699)       7,396
    Changes in Other Assets                                      (2,237)        23,576        4,892        2,931
    Changes in Operating Liabilities:
     Accounts Payable                                           (17,057)       (23,804)      18,920      (27,492)
     Other Operating Liabilities                                 (7,991)       (12,283)      42,864      (22,959)
    Changes in Other Liabilities                                 (9,810)        (9,812)     (47,415)     (13,088)
    Other                                                        (2,878)        11,493       (1,389)        (892)
                                                              ---------      ---------    ---------    ---------
                                                                 44,956        220,676      244,124      219,853
                                                              ---------      ---------    ---------    ---------
    Net Cash Provided by Operating Activities                    84,995        395,313      427,913      372,582

Cash Flows from Investing Activities:
  Capital Expenditures                                         (105,099)      (254,515)    (200,617)    (169,367)
  Additions to Advance Mining Royalties                          (3,645)        (5,833)      (6,119)      (5,444)
  Proceeds from Sales of Assets                                   7,954         10,009       19,535       19,669
  Acquisitions - Net of Cash Acquired (Note 2)                      -         (100,408)         -            -
  Changes in Marketable Securities - Net                            -          114,829      239,444      (96,094)
                                                              ---------      ---------    ---------    ---------
    Net Cash (Used in) Provided by Investing Activities        (100,790)      (235,918)      52,243     (251,236)

Cash Flows from Financing Activities:
  (Payments on) Proceeds from Short-Term Borrowings            (204,780)       494,448        8,711      (31,646)
  Payments on Long-Term Notes                                  (100,000)       (55,133)     (44,000)         -
  Payments on Miscellaneous Borrowings                           (5,397)        (6,213)      (6,065)      (7,608)
  Sale of Common Stock under Public
   Offering, Net of Expenses                                    340,746            -            -            -
  Repurchase and Retirement of Common Stock                         -         (500,000)         -            -
  Dividends Paid                                                (22,500)       (80,000)    (460,000)     (80,000)
                                                              ---------      ---------    ---------    ---------
    Net Cash Provided by (Used in) Financing Activities           8,069       (146,898)    (501,354)    (119,254)
                                                              ---------      ---------    ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents             (7,726)        12,497      (21,198)       2,092

Cash and Cash Equivalents at Beginning of Period                 31,285         18,788       39,986       37,894
                                                              ---------      ---------    ---------    ---------

Cash and Cash Equivalents at End of Period                    $  23,559      $  31,285    $  18,788    $  39,986
                                                              =========      =========    =========    =========

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 JUNE 30, 1999
                                 -------------
                 (Dollars in thousands, except per share data)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------

A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) is presented below. These, together with the other notes that follow, are an integral part of the consolidated financial statements.

FISCAL YEAR:
-----------

CONSOL Energy changed its fiscal year from a year ending December 31 to a year ending June 30. The transitional fiscal period is the six months ended June 30, 1999. CONSOL Energy's first full fiscal year ended June 30 will be the year that starts July 1, 1999 and ends June 30, 2000. This change was made in order to align its fiscal year with that of RWE A. G. which beneficially owns directly or through subsidiaries approximately 72% of the common stock of CONSOL Energy.

BASIS OF CONSOLIDATION:
----------------------

The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments in affiliates owned 20 percent to 50 percent are accounted for under the equity method. Investments in non-corporate joint ventures, for which CONSOL Energy owns undivided interests in the assets and liabilities, are consolidated on a pro rata basis. Other securities and investments are carried at cost. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES:
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:
-------------------------

Cash and cash equivalents include cash on hand and in banks as well as all highly liquid short-term securities with a maturity of three months or less at the time of purchase. Overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable.

INVESTMENTS IN DEBT AND EQUITY SECURITIES:
-----------------------------------------

CONSOL Energy accounts for its investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These investments are adjusted to market value at the end of each accounting period.

This standard requires securities to be classified into one of three categories:
(1) trading, (2) available-for-sale or (3) held-to-maturity. All securities at June 30, 1999, December 31, 1998 and 1997 are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115.

Management determines the proper classification at the time of purchase and reevaluates such designations at the end of each accounting period. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading with unrealized holding gains and losses included in earnings. Securities not classified as trading are classified as available-for-sale with unrealized gains or losses, net of income taxes, included in other comprehensive income.

Interest and dividends are included in interest income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is also included in interest income. The cost of investments sold is determined on a specific identification basis.

INVENTORIES:
-----------

Inventories are stated at the lower of cost or market.

Cost is determined by the last-in, first-out (LIFO) method for 60%, 58% and 46% of coal inventories at June 30, 1999, December 31, 1998 and December 31, 1997, respectively. The cost of coal inventories not on LIFO is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, overhead and other related costs. The cost of merchandise for resale is determined by the LIFO method. The cost of supplies inventory is determined by the average cost method.

PROPERTY, PLANT AND EQUIPMENT:
-----------------------------

Property, plant and equipment is carried at cost. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Coal exploration costs are expensed as incurred. Development costs applicable to the opening of new coal mines and certain mine expansion projects are capitalized. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as "receding face costs", are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized.

Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

Depreciation of plant and equipment, including assets leased under capital leases, is provided on the straight-line method over their estimated useful lives or lease terms. Depletion of coal lands and amortization of mine development costs are computed using the units-of-production method over the estimated recoverable tons.

Development and implementation costs for purchased and internally developed software are expensed until it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of materials and services incurred in developing or obtaining software are capitalized and amortized using the straight-line method over its estimated useful life not to exceed seven years.

ADVANCE MINING ROYALTIES:
------------------------

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged against income as the coal reserves are mined.

IMPAIRMENT OF LONG-LIVED ASSETS:
-------------------------------

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows.

INCOME TAXES:
------------

The provision for income taxes has been determined under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires use of the asset and liability approach to account for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets where it is more likely than not that a deferred tax benefit will not be realized.

PNEUMOCONIOSIS BENEFITS:
-----------------------

CONSOL Energy is required by federal and state statutes to provide benefits to employees for awards related to coal workers' pneumoconiosis. CONSOL Energy is self-insured for these benefits. Provisions are made for estimated benefits based on annual evaluations prepared by outside actuaries.

MINE CLOSING COSTS:
------------------

Estimated final mine closing and perpetual care costs are accrued over the productive life of mines on a units-of-production basis. Accrued mine closing and perpetual care costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

WORKERS' COMPENSATION:
---------------------

CONSOL Energy is primarily self-insured for workers' compensation. Annual provisions are made for the estimated liability for awarded and pending claims.

RECLAMATION:
-----------

During active mining operations, expenditures relating to reclamation and regulatory requirements are expensed as incurred. Postclosure reclamation costs are estimated and charged to expense using the units-of-production method over the estimated recoverable tons. Accrued reclamation costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

REVENUE RECOGNITION:
-------------------

Coal sales are generally recognized when coal is loaded onto transportation vehicles for shipment to customers. For domestic sales, this generally occurs when coal is loaded at mine or offsite storage locations. For export sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. Industrial supplies and equipment sales are recorded when the products are shipped.

STOCK-BASED COMPENSATION:
------------------------

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Note 16). CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based methods of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees".

EARNINGS PER COMMON SHARE:
-------------------------

Basic earnings per share are computed using weighted average shares outstanding. CONSOL Energy has no dilutive common stock equivalents.

RECLASSIFICATIONS:
-----------------

Certain reclassifications of prior years' data have been made to conform to 1999 classifications.

NOTE 2 - ACQUISITIONS:
---------------------

On September 22, 1998, CONSOL Energy acquired Rochester and Pittsburgh Coal Company. Rochester and Pittsburgh Coal Company is primarily engaged in underground bituminous coal operations in Pennsylvania. CONSOL Energy paid $100,408 (net of $49,275 cash acquired).

The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the fair values at the date of the acquisition. CONSOL Energy's financial statements also include the results of Rochester and Pittsburgh Coal Company on a consolidated basis from the date of the acquisition.

Pro forma revenues, assuming the acquisition of Rochester and Pittsburgh Coal Company had occurred on January 1, would be $2,604,726 for 1998 and $2,578,666 for 1997. Pro forma net income and pro forma earnings per share for these periods, after giving effect to certain purchase accounting adjustments, would not materially change. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been made at the beginning of 1997. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

On November 7, 1998, CONSOL Energy exchanged the Holden Complex and the Twin Branch Complex for the Vesta Coal Reserves located in Southwestern Pennsylvania. The transaction was recorded as an exchange of similar productive assets with no gain or loss recognized.

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES:
------------------------------------------

Upon completion of its Initial Public Offering (IPO) on April 29, 1999, CONSOL Energy was owned 68% directly or by subsidiaries of RWE A.G. of Germany (collectively Rheinbraun). Since the IPO, Rheinbraun has increased its ownership to 72%. Prior to completion of the IPO, CONSOL Energy was owned 94% by Rheinbraun and 6% by E. I. du Pont de Nemours and Company (DuPont). Prior to November 5, 1998, CONSOL Energy was owned 50% by DuPont and 50% by Rheinbraun.

CONSOL Energy sells coal to Rheinbraun and DuPont and industrial supplies to DuPont on a basis reflecting the market value of the products. Through December 31, 1998, transactions with DuPont were accounted for as related party transactions. Beginning January 1, 1999, transactions with DuPont are no longer classified as related party due to the change in ownership percentages. Such sales were as follows:


                                  For the Six         For the Year Ended December 31,
                                 Months Ended     ----------------------------------------
                                 June 30, 1999       1998           1997           1996
                                 -------------    ----------     ----------     ----------
Coal sales                          $  5,394      $   21,678     $   39,406     $   39,212
Industrial supplies and
  equipment sales                        -            82,999         98,855         89,232
                                    --------      ----------     ----------     ----------

Total Sales - Related Parties       $  5,394      $  104,677     $  138,261     $  128,444
                                    ========      ==========     ==========     ==========

DuPont and CONSOL Energy had an annually renewable service agreement to provide each other with certain services and functions. Charges were based on each party's fully allocated cost as distributed to its own organizational units and were paid currently. Net amounts charged and credited under this agreement were not significant in 1998, 1997 or 1996. This service agreement was terminated as of December 31, 1998.

NOTE 4 - OTHER INCOME:
---------------------


                                    For the Six       For the Year Ended December 31,
                                    Months Ended    ----------------------------------
                                   June 30, 1999      1998         1997         1996
                                   -------------    --------     --------     --------
Royalty income                        $  8,378      $ 14,209     $ 13,338     $  9,758
Interest income                          2,226        10,531       22,618       20,501
Gain on disposition of assets            6,171         7,690       13,134       13,959
Rental income                            1,577         5,336        5,165        6,020
Proceeds from relinquishment
  of mining rights                         -           5,250          -            -
Service income                           4,059         5,180        5,702        6,277
Other                                    6,149         6,366        4,484        4,425
                                      --------      --------     --------     --------

Total Other Income                    $ 28,560      $ 54,562     $ 64,441     $ 60,940
                                      ========      ========     ========     ========

NOTE 5 - INTEREST EXPENSE:
-------------------------


                                    For the Six       For the Year Ended December 31,
                                   Months Ended     ----------------------------------
                                   June 30, 1999      1998         1997         1996
                                   -------------    --------     --------     --------
Interest on debt                      $ 26,094      $ 38,590     $ 32,021     $ 34,505
Non-cash interest accretion              2,896         6,823        6,425        4,975
Interest on other payables               2,772         6,017        9,246        7,742
Interest capitalized                    (1,258)       (3,292)      (1,816)      (2,712)
                                      --------      --------     --------     --------

Total Interest Expense                $ 30,504      $ 48,138     $ 45,876     $ 44,510
                                      ========      ========     ========     ========

Non-cash interest accretion includes interest accrued on perpetual care obligations which are stated at present values.

NOTE 6 - TAXES OTHER THAN INCOME:
--------------------------------


                                    For the Six       For the Year Ended December 31,
                                   Months Ended     -----------------------------------
                                   June 30, 1999       1998         1997         1996
                                   -------------    ---------    ---------    ---------
Production taxes                      $ 61,271      $ 132,187    $ 121,969    $ 113,452
Payroll taxes                           22,048         37,745       37,346       39,632
Property taxes                          13,430         27,377       27,786       32,099
Other                                    1,495          3,828        1,839        2,213
                                      --------      ---------    ---------    ---------

Total Taxes Other Than Income         $ 98,244      $ 201,137    $ 188,940    $ 187,396
                                      ========      =========    =========    =========

NOTE 7 - INCOME TAXES:
---------------------

Income taxes provided on earnings consisted of:


                                    For the Six         For the Year Ended December 31,
                                   Months Ended     ----------------------------------------
                                   June 30, 1999       1998           1997           1996
                                   -------------    ----------     ----------     ----------
Current:
  U.S. federal                       $  15,013      $   52,084     $   52,015     $   50,533
  U.S. state                             2,664           7,958          6,677          5,928
  Non-U.S.                               1,729           4,178          7,219          2,658
                                     ---------      ----------     ----------     ----------
                                        19,406          64,220         65,911         59,119
Deferred:
  U.S. federal                         (16,987)        (23,267)       (14,001)       (19,288)
  U.S. state                            (2,884)         (4,109)        (2,413)        (3,518)
  Non-U.S.                                 586           1,001            390           (343)
                                     ---------      ----------     ----------     ----------
                                       (19,285)        (26,375)       (16,024)       (23,149)
                                     ---------      ----------     ----------     ----------

Total Income Taxes                   $     121      $   37,845     $   49,887     $   35,970
                                     =========      ==========     ==========     ==========

The components of the net deferred tax asset are as follows:

                                                                       December 31,
                                                   June 30,      -------------------------
                                                     1999           1998           1997
                                                  ----------     ----------     ----------
Deferred Tax Assets:
  Postretirement benefits other than pensions     $  486,973     $  484,037     $  445,527
  Pneumoconiosis benefits                            189,086        191,567        198,939
  Mine closing                                       105,244        105,149         96,965
  Workers' compensation                               97,199         95,441         78,273
  Alternative minimum tax                             63,813         62,811         48,307
  Reclamation                                         12,566         12,005         14,560
  Net operating loss                                   8,653          8,653            -
  Other                                              135,873        137,726        111,677
                                                  ----------     ----------     ----------
Total Deferred Tax Assets                          1,099,407      1,097,389        994,248

Deferred Tax Liabilities:
  Property, plant and equipment                     (655,899)      (675,189)      (636,756)
  Advance mining royalties                           (34,591)       (35,118)       (38,950)
  Other                                              (47,038)       (44,706)       (23,245)
                                                  ----------     ----------     ----------
Total Deferred Tax Liabilities                      (737,528)      (755,013)      (698,951)
                                                  ----------     ----------     ----------

Net Deferred Tax Asset                            $  361,879     $  342,376     $  295,297
                                                  ==========     ==========     ==========

Due to the acquisition of Rochester and Pittsburgh Coal Company (R&P), the 1998 components of deferred tax assets and liabilities have been affected by $111,237 and $90,928, respectively.

At June 30, 1999, also due to the acquisition of R&P, CONSOL Energy has net operating loss carry-forwards for federal income tax purposes of $22,141 which are available to offset future federal taxable income through 2010. A portion of these carry-forwards is also available for state income tax purposes. These carry-forwards are primarily related to mine development expenditures.

The following is a reconciliation, stated as a percentage of pretax income of the U.S. statutory federal income tax rate to CONSOL Energy's effective tax rate:


                                               For the Six       For the Year Ended December 31,
                                              Months Ended     ----------------------------------
                                              June 30, 1999      1998         1997         1996
                                              -------------    --------     --------     --------
Statutory U.S. federal income tax rate             35.0%         35.0%        35.0%        35.0%
Excess tax depletion                              (33.5)        (17.4)       (13.8)       (17.3)
Nonconventional fuel tax credit                    (1.9)         (0.8)        (1.2)        (0.8)
Net effect of state tax                            (0.6)          1.2          1.2          0.8
Net effect of foreign tax                           1.9           1.0          1.3         (0.5)
Other                                              (0.6)         (1.2)        (1.2)         1.9
                                                  -----         -----        -----        -----

Effective Income Tax Rate                           0.3%         17.8%        21.3%        19.1%
                                                  =====         =====        =====        =====

Foreign income before taxes totaled $3,964 for the six months of 1999, $11,165 in 1998, $13,832 in 1997 and $10,273 in 1996.

NOTE 8 - INVENTORIES:
--------------------

                                                December 31,
                               June 30,    -----------------------
                                 1999         1998         1997
                              ---------    ---------     ---------
Coal                          $ 127,019    $  91,886     $  57,947
Merchandise for resale           36,614       37,209        38,994
Supplies                         43,362       41,479        43,783
                              ---------    ---------     ---------

Total Inventories             $ 206,995    $ 170,574     $ 140,724
                              =========    =========     =========

Replacement cost of coal inventories approximated LIFO cost at June 30, 1999. Replacement cost of coal inventories exceeded LIFO cost by $6,051 and $10,476 at December 31, 1998 and 1997, respectively.

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $5,110 at June 30, 1999, $5,254 at December 31, 1998 and $6,261 at December
31,1997.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT:
--------------------------------------

                                                      December 31,
                                      June 30,   ----------------------
                                        1999        1998        1997
                                     ----------  ----------  ----------
Coal and surface lands               $1,431,385  $1,442,394  $1,417,847
Plant and equipment                   2,830,768   2,807,274   2,681,224
Mine development and airshafts          600,985     593,479     407,726
                                     ----------  ----------  ----------
                                      4,863,138   4,843,147   4,506,797
Less - Accumulated depreciation,
 depletion and amortization           2,188,872   2,157,023   2,067,707
                                     ----------  ----------  ----------

Net Property, Plant and Equipment    $2,674,266  $2,686,124  $2,439,090
                                     ==========  ==========  ==========

Plant and equipment includes gross assets under capital lease of $19,627 at June 30, 1999 and December 31,1998. Accumulated amortization for capital leases was $3,013 at June 30, 1999 and $993 at December 31, 1998. There were no assets under capital lease included in gross assets or accumulated amortization at December 31, 1997.

NOTE 10 - SHORT-TERM NOTES PAYABLE:
----------------------------------

CONSOL Energy has commercial paper notes outstanding of $345,525, $551,719 and $55,051 (net of discount of $460, $1,441 and $114) at June 30, 1999, December 31, 1998 and 1997, respectively. The weighted average interest rate of the commercial paper notes outstanding was 5.26, 6.10 and 6.26 percent with an average maturity of 9, 16 and 14 days at June 30, 1999 and at December 31, 1998 and 1997, respectively.

CONSOL Energy has a $800,000 revolving credit facility with several banks. This facility is used to support the commercial paper program. The term of this facility is 360 days renewable on a 360-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $800,000. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 360 days depending on the interest rate method. There were no borrowings under this facility at June 30, 1999 and at December 31, 1998 and 1997.

NOTE 11 - OTHER ACCRUED LIABILITIES:
-----------------------------------

                                                                      December 31,
                                                      June 30,   ------------------------
                                                       1999         1998          1997
                                                     ---------   ---------      ---------
Accrued payroll and benefits                         $  50,050   $  51,733      $  41,559
Accrued other taxes                                     36,313      37,370         35,133
Subsidence                                              16,392      14,454         10,074
Accrued royalties                                        6,846      10,791         14,230
Loveridge fire loss                                      5,417         -              -
Accrued interest                                         3,036       7,598          9,930
Other                                                   45,024      41,661         34,122

Current portion of long-term liabilities:
  Postretirement benefits other than pensions           74,219      69,346         63,254
  Workers' compensation                                 41,900      41,420         33,213
  Mine closing                                          17,954      19,644         16,824
  Reclamation                                           12,947      19,453         20,221
  Pneumoconiosis benefits                               12,621       9,039         10,982
  Salary retirement                                        500         500         20,013
  Other                                                  4,594       4,001          6,115
                                                     ---------   ---------      ---------

Total Other Accrued Liabilities                      $ 327,813   $ 327,010      $ 315,670
                                                     =========   =========      =========

NOTE 12 - LONG-TERM DEBT:
------------------------

Long-term debt is as follows:

                                                                     December 31,
                                                      June 30,   ----------------------
                                                        1999        1998         1997
                                                     ---------   ---------    ---------
Unsecured Debt:

  Notes due 2002 at average of 8.28%                 $  66,000   $  66,000    $  66,000
  Notes due 2004 at 8.21%                               45,000      45,000       45,000
  Notes due 2007 at 8.25%                               44,797      44,788       44,771
  Notes due 1999 at 7.88%                                  -       100,000       99,970

  Baltimore Port Facility revenue bonds
    in series due 2010 and 2011 at 6.50%               102,865     102,865      102,865
  Variable rate notes payable due at
    various dates through 2001                          14,118      14,972        3,709
  Advance royalty commitments                           28,146      27,057       28,328
  Other long-term notes maturing at
    various dates through 2031                           2,742       5,438        6,614
                                                     ---------   ---------    ---------
                                                       303,668     406,120      397,257

  Less amounts due in one year                           9,357     111,745        7,639
                                                     ---------   ---------    ---------

Total Long-Term Debt                                 $ 294,311   $ 294,375    $ 389,618
                                                     =========   =========    =========

The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 7.1% at June 30, 1999, 7.2% at December 31, 1998 and 7.5% at December 31, 1997. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Year ended
 June 30,                            Amount
----------                         ----------
   2000                            $    9,357
   2001                            $   10,370
   2002                            $   68,464
   2003                            $    2,285
   2004                            $   46,990

NOTE 13 - LEASES:
----------------

CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at June 30, 1999, are as follows:

                                                  Capital      Operating
                                                   Leases        Leases
                                                  -------      ---------
2000                                              $ 5,940       $13,575
2001                                                5,162         9,774
2002                                                4,817         4,324
2003                                                4,790         3,294
2004                                                4,683         1,314
Remainder                                           2,178        10,880
                                                  -------       -------
Total minimum lease payments                       27,570       $43,161
                                                                =======
  Less imputed interest (7.05% - 7.50%)             4,743
                                                  -------
  Present value of minimum lease payment           22,827
  Less amounts due in one year                      4,395
                                                  -------

Total Long-Term Capital Lease Obligation          $18,432
                                                  =======

Rental expense under operating leases was $10,565 in the six months of 1999, $17,912 in 1998, $18,722 in 1997 and $19,936 in 1996.

NOTE 14 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
--------------------------------------------------------

CONSOL Energy has non-contributory defined benefit plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employees' pay near retirement.

Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. Substantially all employees may become eligible for these benefits if they have worked ten years and attained age 55. The associated plans are generally unfunded. The medical plan contains certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare.

The reconciliation of changes in benefit obligation, plan assets and funded status of these plans at June 30, 1999 and at December 31, 1998 and 1997 is as follows:

                                                      Pension Benefits                            Other Benefits
                                          -------------------------------------     -----------------------------------------
                                                              December 31,                                 December 31,
                                           June 30,     -----------------------      June 30,      --------------------------
                                             1999          1998         1997           1999            1998           1997
                                          ----------    ----------   ----------     -----------    -----------    -----------
Reconciliation of Benefit Obligation:
  Benefit obligation at
    beginning of year                     $  301,813    $  227,671   $  220,643     $ 1,312,596    $   955,151    $   938,877
  Service cost                                 7,468        13,054       12,657           4,429          7,486          9,884
  Interest cost                                9,759        16,738       15,107          42,096         79,615         65,968
  Actuarial loss (gain)                        3,601        31,686          534         (65,268)       242,494            -
  Acquisition                                    -          42,908          -                -          92,609            -
  Benefits paid                              (12,944)      (30,244)     (21,270)        (35,521)       (64,759)       (59,578)
                                          ----------    ----------   ----------     -----------    -----------    -----------
Benefit obligation
  at end of year                          $  309,697    $  301,813   $  227,671     $ 1,258,332    $ 1,312,596    $   955,151
                                          ==========    ==========   ==========     ===========    ===========    ===========

                                                      Pension Benefits                            Other Benefits
                                          -------------------------------------     -----------------------------------------
                                                             December 31,                                December 31,
                                           June 30,     -----------------------      June 30,      --------------------------
                                             1999          1998         1997           1999            1998           1997
                                          ----------    ----------   ----------     -----------    -----------    -----------
Reconciliation of Fair Value of Plan
  Assets:
  Fair value of plan assets
    at beginning of year                  $  294,211    $  173,287   $  158,453     $     8,136    $       -      $       -
  Actual return on plan assets                12,168        37,837       26,273             352            626            -
  Acquisition                                    -         103,035          -               -            7,510            -
  Company contributions                          361        10,296        9,831          34,535         64,759         59,578
  Benefits and other payments                (12,944)      (30,244)     (21,270)        (35,521)       (64,759)       (59,578)
                                          ----------    ----------   ----------     -----------    -----------    -----------
Fair value of plan assets
  at end of year                          $  293,796    $  294,211   $  173,287     $     7,502    $     8,136    $       -
                                          ==========    ==========   ==========     ===========    ===========    ===========

Funded Status:
  Status of Plan (underfunded)            $  (15,901)   $   (7,602)  $  (54,384)    $(1,250,830)   $(1,304,460)   $  (955,151)
  Unrecognized prior
    service cost                               1,900         2,076        2,434         (26,281)       (30,697)       (39,528)
  Unrecognized net actuarial
    loss (gain)                               42,422        40,382       30,324          25,253         90,847       (150,636)
                                          ----------    ----------   ----------     -----------    -----------    -----------
Prepaid (accrued) benefit cost            $   28,421    $   34,856   $  (21,626)    $(1,251,858)   $(1,244,310)   $(1,145,315)
                                          ==========    ==========   ==========     ===========    ===========    ===========

Amounts Recognized in Statement
  of Financial Position consist of:
  Prepaid benefit cost                    $   64,420    $   35,433   $      172     $       -      $       -      $       -
  Accrued benefit liability                  (35,447)          -        (21,798)     (1,251,858)    (1,244,310)    (1,145,315)
  Accumulated other
    comprehensive loss                          (552)         (577)         -               -              -              -
                                          ----------    ----------   ----------     -----------    -----------    -----------

Net amount recognized                     $   28,421    $   34,856   $  (21,626)    $(1,251,858)   $(1,244,310)   $(1,145,315)
                                          ==========    ==========   ==========     ===========    ===========    ===========

                                                             Pension Benefits                     Other Benefits
                                                    ----------------------------------   ---------------------------------
                                                                    December 31,                          December 31,
                                                    June 30,   -----------------------     June 30,   --------------------
                                                      1999        1998         1997          1999         1998      1997
                                                    ---------  ---------    ----------    ----------  ---------   --------
Weighted average assumptions:
 Discount rate                                          7.00%      6.75%       7.25%          7.00%       6.75%      7.25%
 Expected return on plan assets                         9.00%      9.00%       9.00%          9.00%       9.00%         -
 Rate of compensation increase                          4.43%      4.43%       4.68%             -           -          -

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999, gradually decreasing to 4.5% in 2004, and remaining level thereafter.

                                                  Pension Benefits                                       Other Benefits
                                       -------------------------------------------        ---------------------------------------
                                        For the Six         For the Year Ended             For the Six     For the Year Ended
                                       Months Ended            December 31,               Months Ended         December 31,
                                         June 30,   -------------------------------         June 30,  ---------------------------
                                           1999       1998       1997        1996            1999       1998      1997      1996
                                         --------   --------   --------    --------        -------    -------    -------  -------
Components of Net Periodic Benefit Cost:

 Service cost                            $  7,468   $ 13,054   $ 12,657    $ 12,556        $ 4,429    $ 7,486    $ 9,884   $ 9,227
 Interest cost                              9,759     16,738     15,107      14,418         42,096     79,615     65,968    62,736
 Expected return
   on plan assets                         (10,832)   (17,822)   (13,239)    (12,963)          (306)      (181)         -         -
 Amortization of prior
   service cost                               176        351      1,270         353         (4,416)    (8,831)    (8,831)   (8,831)
 Recognized net
   actuarial loss (gain)                    1,345      1,040      2,759         215            280        567     (6,445)   (9,447)
                                         --------   --------   --------    --------        -------    -------    -------   --------
Benefit cost                             $  7,916   $ 13,361   $ 18,554    $ 14,579        $42,083    $78,656    $60,576   $53,685
                                         ========   ========   ========    ========        =======    =======    =======   ========

Net periodic pension cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $881, $881, and $607, respectively, as of June 30, 1999, $903, $903 and $568, respectively, as of December 31, 1998, and $888, $888 and $509, respectively, as of December 31, 1997.

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                              1-Percentage-   1-Percentage-
                                              Point Increase  Point Decrease
                                              --------------  --------------

Effect on total of service and
 interest costs components                          $  6,309       $  (5,253)
Effect on accumulated postretirement
 benefit obligation                                 $158,847       $(131,758)

NOTE 15 - OTHER EMPLOYEE BENEFIT PLANS:
--------------------------------------

UMWA Pension and Benefit Trusts:
-------------------------------
Certain subsidiaries of CONSOL Energy are required under the National Bituminous Coal Wage Agreement (NBCWA) of 1998 with the United Mine Workers of America
(UMWA) to pay amounts to the UMWA Pension

Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Amounts charged to expense for these benefits were $273 in the six months of 1999, $3,395 in 1998, $5,831 in 1997 and $6,441 in 1996. The
Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The withdrawal liability would be calculated based on the contributor's proportionate share of the plan's unfunded vested liabilities.

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. Amounts charged to expense for the Combined Fund were $9,370 in the six months of 1999, $28,428 in 1998, $32,980 in 1997 and $25,828 in 1996.

The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. Amounts charged to expense for the 1992 Benefit Fund were $126 in the six months of 1999, $5,649 in 1998, $5,564 in 1997 and $3,269 in 1996.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the NBCWA of 1993 and subsequently goes out of business. Contributions to the trust are fixed at thirteen cents per hour worked by UMWA represented employees. The NBCWA of 1998 specifies that benefits provided under this plan are to be incorporated into the current agreement and will be in effect for the duration of the contract. Amounts charged to expense for the UMWA 1993 Benefit Plan were $520 in the six months of 1999, $999 in 1998, $779 in 1997 and $857 in 1996.

At June 30, 1999, approximately 45% of CONSOL Energy's workforce was represented by the UMWA. The current UMWA labor agreement is effective from January 1, 1998 through December 31, 2002.

Investment Plan:
---------------

CONSOL Energy has two investment plans covering all domestic, non-represented employees. One is available to all employees of Rochester & Pittsburgh Coal Company. This plan matches employee contributions up to $750 per year. The other plan, available to all other non-represented employees, matches employee contributions for an amount up to 6 percent of the employee's base pay. Amounts charged to expense were $5,841 in the six months of 1999, $11,343 in 1998, $11,372 in 1997 and $11,324 in 1996.

Long-Term Disability:
--------------------

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled. Liabilities (net of Plan Assets) included in Deferred Credits and Other Liabilities - Other amounted to $27,854 at June 30, 1999, $25,391 at December 31, 1998 and $22,342 at December 31, 1997. The expense was determined using a discount rate of 6.75% for the six months of 1999, and 7.25% in 1998, 1997 and 1996. Amounts charged to expense were $2,464 in the six months of 1999, $7,557 in 1998, $8,449 in 1997 and $2,988 in 1996.

Coal Workers' Pneumoconiosis (CWP):
----------------------------------

CONSOL Energy is liable under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease. CONSOL Energy is also liable under various state statutes for pneumoconiosis benefits. CONSOL Energy provides for these claims through a self-insurance program.

CONSOL Energy employs the projected unit credit method to determine the CWP liability and expense. Under this method, the costs determined by the actuarial study are being amortized over the employees' requisite service period. Actuarial gains and losses are being amortized over the remainder of the service life of the employees, which approximates 14.5 years. The expense was determined using a discount rate of 6.75% in 1999 and 7.25% in 1998, 1997 and 1996.

Coal Workers' Pneumoconiosis cost included the following components:



                                          For the Six          For the Year Ended December 31,
                                          Months Ended   --------------------------------------------
                                         June 30, 1999         1998             1997          1996
                                         --------------  ----------------  ---------------  ---------

Service cost                                  $  3,795          $  6,333       $  7,128     $  8,971
Interest cost                                    6,439            14,201         16,075       20,436
Amortization of actuarial gain                 (10,766)          (21,294)       (18,756)     (17,326)
Return on Plan Assets                             (813)           (1,487)             -            -
                                              --------          --------       --------     --------
Net Coal Workers' Pneumoconiosis cost         $ (1,345)         $ (2,247)      $  4,447     $ 12,081
                                              ========          ========       ========     ========

CWP payments were $5,037 in the six months of 1999, $10,003 in 1998, $10,928 in 1997 and $12,543 in 1996.

NOTE 16 - STOCK-BASED COMPENSATION:
----------------------------------

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The initial number of shares of common stock reserved for issuance under the plan is 3,250,000, of which 1,000,000 are available for issuance of awards other than stock options.

During the six months ended June 30, 1999, 784,000 employee stock options were granted at an exercise price equal to the initial public offering price of $16 per share. No compensation expense was recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The stock options will vest 25% per year, beginning one year after the grant date. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy. There were no other grants, exercises or forfeitures of employee options under the Equity Incentive Plan in 1999.

CONSOL Energy accounts for its stock options granted to employees in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. If the compensation cost of these plans had been determined using the fair-value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the change in net income and earnings per share would be diminimus for the six months ended June 30, 1999. Under Statement of Financial Accounting Standards No. 123, the fair value of each option grant is estimated on the day of the grant using the Black-Scholes option-pricing model. The weighted average assumptions used were 7% for the expected dividend yield, 45% for the expected volatility, 6% for the risk-free interest rate and 5 years for the expected life.

Director compensation also includes an initial stock option of 4,000 shares and an annual grant of stock options of 2,000 shares valued at the fair market value at the date of the grant. Certain directors of CONSOL Energy are entitled under the plan to receive annual shares of common stock having a fair market value of $225 per grant and stock options having a fair market value of $25 per annum.
No shares or options have yet been granted under this portion of the plan. For the six months ended June 30, 1999, $125 of expense has been accrued for this program, which will be accounted for under Statement of Financial Accounting Standards No. 123.

NOTE 17 - OTHER COMPREHENSIVE LOSS:
----------------------------------

Components of other comprehensive loss consist of the following:


                                                          Accumulated
                                Unrealized    Minimum        Other
                                  Loss on     Pension    Comprehensive
                                Securities   Liability        Loss
                                -----------  ----------  --------------

Balance at December 31, 1998         $(270)      $(353)          $(623)
Current period change                 (354)         15            (339)
                                     -----       -----           -----

Balance at June 30, 1999             $(624)      $(338)          $(962)
                                     =====       =====           =====

NOTE 18 - RESEARCH AND DEVELOPMENT COSTS:
----------------------------------------

CONSOL Energy operates a research and development facility devoted to the mining and the use of coal. Costs related to research and development are expensed as incurred. These costs were $4,382 in the six months of 1999, $9,222 in 1998, $9,484 in 1997 and $9,442 in 1996.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION:
--------------------------------------------



                                                   For the Six   For the Year Ended December 31,
                                                  Months Ended   --------------------------------
                                                  June 30, 1999     1998        1997       1996
                                                  -------------  -----------  ---------  --------

Cash paid during the year for:
  Interest (net of amounts capitalized)                 $30,291    $ 41,119    $ 33,031   $36,544
  Income taxes paid                                     $26,942    $ 63,216    $ 55,554   $64,547
  Dividends to stockholders                             $22,500    $ 80,000    $460,000   $80,000
  Non-cash investing and financing activities:
    Business acquired (Note 2):
      Fair value of assets acquired                           -    $438,699           -         -
      Liabilities assumed                                     -    $338,291           -         -
    Coal property exchange (Note 2):
      Net fair value of assets acquired                       -    $ (1,312)          -         -
      Net liabilities assumed                                 -    $ (1,312)          -         -
    Charitable contribution of property                       -    $(13,480)          -         -

NOTE 20 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
----------------------------------------------------------

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of June 30, 1999, December 31, 1998 and 1997, accounts receivable from utilities were $134,581, $150,755 and $137,857, respectively, and from steel and coke producers were $42,998, $52,538 and $47,015, respectively. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

CONSOL Energy is committed under several long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer.

Sales (including spot sales) to CONSOL Energy's largest customer, Allegheny Energy, were $155,991 in the six months of 1999, $354,333 in 1998, $357,605 in
1997 and $318,899 in 1996. Accounts receivable from Allegheny Energy were $43,250 as of June 30, 1999 and $32,246 and $31,818 as of December 31, 1998 and
1997, respectively.

In the six months of 1999, CONSOL Energy had export sales of $173,667. In the years 1998, 1997 and 1996, CONSOL Energy had export sales of $395,171, $408,013 and $473,590, respectively. These sales were made principally to Canada and Western Europe. CONSOL Energy's U.S. operations had export sales of $133,309 in the six months of 1999 and $321,708, $329,134 and $360,874 in 1998, 1997 and
1996, respectively.

NOTE 21 - MARKETABLE SECURITIES:
-------------------------------

Included in Other Assets are investments in securities considered available-for-sale.

The following is a summary of available-for-sale securities at June 30, 1999:

                                                                                 Estimated
                                                        Unrealized  Unrealized     Fair
                                               Cost       Gains       Losses       Value
                                               -------  ----------  -----------  ---------

U.S. Government and agencies                   $46,194  $        -     $(1,023)    $45,171
Other Debt securities                              203           -           -         203
                                               -------  ----------  ----------     -------
 Total debt securities                          46,397           -      (1,023)     45,374

Cash Equivalents included in
 non-current funding                             3,205           -           -       3,205
                                               -------  ----------  ----------     -------
                                               $49,602  $        -     $(1,023)    $48,579
                                               =======  ==========  ==========     =======
Schedules of maturities:
 One year or less                              $10,107                             $10,064
 One year through five years                    28,640                              28,011
 Five years through ten years                    7,650                               7,299
                                               -------                             -------
                                               $46,397                             $45,374
                                               =======                             =======

The following is a summary of available-for-sale securities at December 31, 1998:

                                                                                Estimated
                                                       Unrealized   Unrealized     Fair
                                                 Cost     Gains       Losses      Value
                                               ------- ----------   ----------  ----------
U.S. Government and agencies                   $46,282  $      109     $  (550)    $45,841
Other Debt securities                              210           -           -         210
                                               -------  ----------  ----------     -------
 Total debt securities                          46,492         109        (550)     46,051

Cash Equivalents included in
 non-current funding                             2,184           -           -       2,184
                                               -------  ----------  ----------     -------
                                               $48,676  $      109     $  (550)    $48,235
                                               =======  ==========  ==========     =======
Schedules of maturities:
 One year or less                              $ 6,194                             $ 6,122
 One year through five years                    32,565                              32,330
 Five years through ten years                    7,733                               7,599
                                               -------                             -------
                                               $46,492                             $46,051
                                               =======                             =======

Proceeds from the sales of securities in this portfolio were $3,860 for the six months of 1999 and $6,209 in 1998. Gross realized gains and losses on those sales were not significant.

At December 31, 1997, marketable securities were considered available-for-sale and consisted primarily of financial instruments for which the yield (dividend or interest) was established periodically through a market auction mechanism. These investments are readily convertible to cash and are stated at cost plus accrued interest, which approximates fair value, due to the liquidity provided by the auction process. At December 31, 1997, these securities generally had no contractual maturity dates, but had yield reset periods of less than 30 days. During the three years ended December 31, 1998, all transactions in the portfolio were at par resulting in no realized gains or losses from the contractual yields. The entire portfolio was liquidated in 1998.

NOTE 22 - FAIR VALUES OF FINANCIAL INSTRUMENTS:
----------------------------------------------

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.

Marketable securities: The carrying value of available-for-sale marketable securities approximates fair value based on impending auction dates and routine trading at par value for those or similar investments.

Marketable securities included in Other Assets: The fair values for financial instruments included in Other Assets were estimated based on quoted market prices for the same or similar issues.

Short-term notes payable: The carrying amount reported in the balance sheet for short-term notes payable approximates its fair value due to the short-term maturity of these instruments.

Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments are as follows:

                                                                           December 31,
                                                         ----------------------------------------------
                                    June 30, 1999                1998                     1997
                             --------------------------  ----------------------  ----------------------
                                Carrying        Fair      Carrying      Fair      Carrying      Fair
                                 Amount        Value       Amount      Value       Amount      Value
                             --------------  ----------  ----------  ----------  ----------  ----------

Cash and cash equivalents    $      23,559   $    23,559  $  31,285  $  31,285   $  18,788   $  18,788
Marketable securities        $           -   $         -  $       -          -   $ 114,829   $ 114,829
Marketable securities
 included in Other Assets    $      48,579   $    48,579  $  48,235  $  48,235   $       -   $       -
Short-term notes payable     $    (345,525)  $  (345,525) $(551,719) $(551,719)  $ (55,051)  $ (55,051)
Long-term debt               $    (303,668)  $  (301,149) $(406,120) $(427,546)  $(397,257)  $(420,215)

NOTE 23 - COMMITMENTS AND CONTINGENT LIABILITIES:
------------------------------------------------

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market.

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

On June 22, 1999, an underground mine fire was discovered at the idled Loveridge Mine. The expected costs of extinguishing the fire and rehabilitating the mine are $5,417 which is recorded in Other Accrued Liabilities. CONSOL Energy has sealed the mine to deplete oxygen underground, and has poured concrete seals to isolate the area where the fire occurred. The mine atmosphere is being monitored daily and readings indicate that the fire is beginning to extinguish.

A public utility filed suit against CONSOL Energy alleging breach of a long-term coal supply contract based upon CONSOL Energy's refusal to agree to reductions in the price for coal under the contract's "gross inequities" clause. Damages claimed, including interest, are approximately $190 million. On August 31, 1998, CONSOL Energy was awarded a summary judgement dismissing the claims against it. The public utility has appealed the court's order dismissing the suit. Management believes that the claims are without merit and, accordingly, CONSOL Energy has not accrued any liability associated with the action.

CONSOL Energy received, from a group of public utilities, two notices of intent to submit certain price disputes to arbitration pursuant to a 1987 coal sales contract. The notices claim that the utilities have been overcharged by approximately $50 million for coal under the price adjustment clause of the contract. In accordance with contract procedure, CONSOL Energy submitted its response asserting that the price adjustments were made in conformity with the contract. The parties have not yet submitted their positions to an arbitrator. Management believes that the claims are without merit, and, accordingly, CONSOL Energy has not accrued any liability associated with this proceeding.

A subsidiary has a long-term sales contract to supply coal to a group of public utilities. This contract was conditioned on the purchase of the subsidiary that will supply a portion of the contracted coal. By agreement between the parties, a portion of the amounts payable by the group of public utilities includes debt service (long-term debt and capital lease obligations) that the company is obligated to pay for the benefit of the group of public utilities, which has severally guaranteed to the holders the discharge of the long-term debt and capital lease obligations. Accordingly, that portion of the contract receivable has been assigned to reduce the unpaid amounts of long-term debt and capital lease obligations (which aggregated $28,964 at June 30, 1999), as such amounts are funded and guaranteed by, and are under the responsibility and control of, the group of public utilities.

NOTE 24 - INDUSTRY SEGMENT INFORMATION:
--------------------------------------

CONSOL Energy conducts its operations through a coal segment and an industrial supplies and equipment segment. The principal business of the coal segment is the mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. CONSOL Energy's other segment markets industrial supplies and equipment through Fairmont Supply Company. Products are sold between segments on a basis reflecting the market value of the products.

Industry segment results for the six months ended June 30, 1999 are:

                                                       Industrial
                                                       Supplies &
                                             Coal       Equipment  Elimination  Consolidated
                                           ---------   ----------  -----------  ------------
Sales - outside                            $1,000,077    $ 76,451   $        -   $1,076,528
Sales - related companies                       5,394           -            -        5,394
Intersegment transfers                              -      42,195      (42,195)           -
                                           ----------    --------   ----------   ----------
  Total Sales                              $1,005,471    $118,646   $  (42,195)  $1,081,922
                                           ==========    ========   ==========   ==========

Earnings before income taxes               $   39,529    $    631                $   40,160
Income taxes                                     (124)        245                       121
                                           ----------    --------                ----------

Net Income                                 $   39,653    $    386                $   40,039
                                           ==========    ========                ==========

Identifiable assets                        $3,815,191    $ 59,835                $3,875,026
                                           ==========    ========                ==========
Depreciation, depletion and
 amortization                              $  120,913    $    324                $  121,237
                                           ==========    ========                ==========
Additions to property, plant
 and equipment                             $  111,012    $    591                $  111,603
                                           ==========    ========                ==========

Industry segment results for 1998 are:

                                                       Industrial
                                                       Supplies &
                                             Coal       Equipment  Elimination  Consolidated
                                           ---------   ----------  -----------  ------------
Sales - outside                            $2,098,571    $ 92,182   $        -   $2,190,753
Sales - related companies                      21,678      82,999            -      104,677
Intersegment transfers                              -      83,818      (83,818)           -
                                           ----------    --------   ----------   ----------
  Total Sales                              $2,120,249    $258,999   $  (83,818)  $2,295,430
                                           ==========    ========   ==========   ==========

Earnings before income taxes               $  209,804    $  2,678                $  212,482
Income taxes                                   36,846         999                    37,845
                                           ----------    --------                ----------

Net Income                                 $  172,958    $  1,679                $  174,637
                                           ==========    ========                ==========

Identifiable assets                        $3,802,961    $ 60,429                $3,863,390
                                           ==========    ========                ==========
Depreciation, depletion and
 amortization                              $  237,553    $  1,031                $  238,584
                                           ==========    ========                ==========
Additions to property, plant
 and equipment                             $  505,666    $  1,020                $  506,686/(1)/
                                           ==========    ========                ==========

(1) Includes $248,879 acquired from Rochester and Pittsburgh Coal Company.

Industry segment results for 1997 are:

                                                       Industrial
                                                       Supplies &
                                             Coal       Equipment  Elimination  Consolidated
                                           ---------   ----------  -----------  ------------
Sales - outside                            $2,029,095    $117,841   $        -   $2,146,936
Sales - related companies                      39,406      98,855            -      138,261
Intersegment transfers                              -      77,714      (77,714)           -
                                           ----------    --------   ----------   ----------
  Total Sales                              $2,068,501    $294,410   $  (77,714)  $2,285,197
                                           ==========    ========   ==========   ==========

Earnings before income taxes               $  232,395    $  1,281                $  233,676
Income taxes                                   49,541         346                    49,887
                                           ----------    --------                ----------

Net Income                                 $  182,854    $    935                $  183,789
                                           ==========    ========                ==========

Identifiable assets                        $3,480,303    $ 67,708                $3,548,011
                                           ==========    ========                ==========
Depreciation, depletion and
 amortization                              $  232,225    $  1,079                $  233,304
                                           ==========    ========                ==========
Additions to property, plant
 and equipment                             $  201,907    $    526                $  202,433
                                           ==========    ========                ==========

Industry segment results for 1996 are:

                                                       Industrial
                                                       Supplies &
                                             Coal       Equipment  Elimination  Consolidated
                                           ----------  ----------  -----------  ------------
Sales - outside                            $2,094,137    $113,433   $      -     $2,207,570
Sales - related companies                      39,212      89,232          -        128,444
Intersegment transfers                              -      76,569    (76,569)             -
                                           ----------    --------   --------     ----------
  Total Sales                              $2,133,349    $279,234   $(76,569)    $2,336,014
                                           ==========    ========   ========     ==========

Earnings before income taxes               $  185,367    $  3,332                $  188,699
Income taxes                                   34,813       1,157                    35,970
                                           ----------    --------                ----------

Net Income                                 $  150,554    $  2,175                $  152,729
                                           ==========    ========                ==========

Identifiable assets                        $3,791,145    $ 66,363                $3,857,508
                                           ==========    ========                ==========
Depreciation, depletion and
 amortization                              $  233,934    $  1,225                $  235,159
                                           ==========    ========                ==========
Additions to property, plant
 and equipment                             $  171,104    $    975                $  172,079
                                           ==========    ========                ==========

NOTE 25 - STOCK SPLIT AND RECAPITALIZATION:
------------------------------------------

On April 29, 1999, CONSOL Energy offered 22,600,000 shares of common stock to the public at a price of $16.00 per share. The net proceeds from the offering were $340,746. CONSOL Energy used the proceeds to repay outstanding commercial paper.

On February 26, 1999, the Board of Directors acted to recapitalize CONSOL Energy with one class of common stock with a par value of $.01 per share and authorized 500 million shares. Upon the effective date of recapitalization, 57,667,558 shares were issued in exchange for the shares previously outstanding to effect an approximate 1,088 for 1 stock split.

The Board of Directors also authorized the issuance of up to 15 million shares of preferred stock. The Board of Directors is authorized to establish the prices, rights, preferences, privileges and designations of one or more series of preferred stock without further stockholder approval. To date, no shares of preferred stock have been issued, and the Board of Directors does not have any current plans to issue shares of preferred stock.

NOTE 26 - SUPPLEMENTAL COAL DATA (UNAUDITED):
--------------------------------------------

                                           (Millions of tons)
                                     ------------------------------
                                      1999    1998    1997    1996
                                     ------  ------  ------  ------
Proved and probable coal reserves
 at January 1*                        4,755   4,776   5,063   5,072
Purchased reserves                        4     148      10     120
Reserves sold in place                  (11)    (29)    (31)    (17)
Production                              (38)    (76)    (73)    (72)
Revisions and other changes              (5)    (64)   (193)    (40)
                                      -----   -----   -----   -----

Proved and Probable Coal Reserves
 at the end of the period *           4,705   4,755   4,776   5,063
                                      =====   =====   =====   =====

* Proved and probable coal reserves are the equivalent of "demonstrated reserves" under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially minable at year-end prices and cost levels, using current technology and mining practices.

The coal reserves are located in nearly every major coal-producing region in North America. At June 30, 1999, 836 million tons were assigned to mines either in production or under development. The proved and probable reserves at June 30, 1999 include 4,015 million tons of steam coal, of which approximately 19 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 13 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 690 million tons of metallurgical coal, of which approximately 67 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 33 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

NOTE 27 - QUARTERLY INFORMATION (UNAUDITED):
------------------------------------------

                                    Three Months Ended
                                ---------------------------
                                 March 31,      June 30,
                                    1999          1999
                                ------------  -------------
Sales                           $    567,493   $    514,429
                                ============   ============

Cost of goods sold and other
 operating charges              $    397,793   $    394,804
                                ============   ============

Net income                      $     25,605   $     14,434
                                ============   ============

Earnings per share              $        .44   $        .20
                                ============   ============

Average shares outstanding        57,667,558     71,823,602
                                ============   ============

                                                   Three Months Ended
                                --------------------------------------------------------
                                  March 31,      June 30,    September 30,  December 31,
                                    1998           1998          1998          1998
                                ------------   ------------  ------------   ------------
Sales                           $    585,661   $    547,823  $    546,579   $    615,367
                                ============   ============  ============   ============

Cost of goods sold and other
 operating charges              $    375,527   $    372,322  $    409,825   $    436,849
                                ============   ============  ============   ============

Net income                      $     66,391   $     39,946  $     18,360   $     49,940
                                ============   ============  ============   ============

Earnings per share              $        .61   $        .37  $        .17   $        .64
                                ============   ============  ============   ============

Average shares outstanding       108,806,714    108,806,714   108,806,714     77,678,532
                                ============   ============  ============   ============

                                                   Three Months Ended
                                --------------------------------------------------------
                                  March 31,      June 30,    September 30,  December 31,
                                    1998           1998          1998          1998
                                ------------   ------------  ------------   ------------
Sales                           $    575,173   $    540,696  $    568,654   $    600,674
                                ============   ============  ============   ============


Cost of goods sold and other
 operating charges              $    403,755   $    371,584  $    414,306   $    402,768
                                ============   ============  ============   ============

Net income                      $     36,443   $     48,985  $     34,456   $     63,905
                                ============   ============  ============   ============

Earnings per share              $        .33   $        .45  $        .32   $        .59
                                ============   ============  ============   ============

Average shares outstanding       108,806,714    108,806,714   108,806,714    108,806,714
                                ============   ============  ============   ============

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

       Set forth below are the names and ages at September 1999, of the executive officers and directors of CONSOL Energy Inc. and certain executive officers of CONSOL Inc. and Consolidation Coal Company. Consolidation Coal Company is the principal operating subsidiary of CONSOL Energy Inc. and CONSOL Inc. is the direct holding company subsidiary of CONSOL Energy Inc. that provides executive, management and administrative services for the consolidated group. No family relationship exists among these people. Executive officers are appointed by, and hold office at, the discretion of the Board of Directors of CONSOL Energy Inc., CONSOL Inc. and Consolidation Coal Company, respectively.

Name                          Age       Position
J. Brett Harvey               49        Director and President and Chief Executive
                                        Officer, CONSOL Energy Inc. and CONSOL Inc.
Ronald J. FlorJancic          49        Executive Vice President-Marketing, CONSOL Inc.
C. Wesley McDonald/1/         58        Executive Vice President-Operations, CONSOL Inc.
Ronald E. Smith               50        Executive Vice President-Engineering Services,
                                        Environmental Affairs and Exploration, CONSOL Inc.
Dr. Rolf Zimmermann           55        Executive Vice President of CONSOL Energy Inc.
                                        and CONSOL Inc. and Director, CONSOL Energy Inc.
                                        and CONSOL Inc.
Michael F. Nemser             49        Vice President and Treasurer, CONSOL Energy
                                        Inc. and Senior Vice President-Chief Financial
                                        Officer, CONSOL Inc.
Grayson G. Heard              52        Senior Vice President-Mining and Director,
                                        Consolidation Coal Company
Benjamin M. Statler/2/        48        Senior Vice President-Mining and Director,
                                        Consolidation Coal Company
Daniel L. Fassio              52        Vice President and Secretary of CONSOL Energy
                                        Inc. and Vice President, General Counsel and
                                        Secretary of CONSOL Inc.
John L. Whitmire              58        Chairman of the Board of Directors, CONSOL Energy Inc.
                                        and CONSOL Inc.
B. R. Brown                   67        Director, CONSOL Energy Inc. and CONSOL Inc.
Dr. Dieter Henning            63        Director, CONSOL Energy Inc. and CONSOL Inc.

___________________________________
/1/ Elected to retire effective 9-1-99.
/2/ Resigned effective 9-15-99.

Berthold Bonekamp             49        Director, CONSOL Energy Inc. and CONSOL Inc.
Bernd J. Breloer              56        Director, CONSOL Energy Inc. and CONSOL Inc.
Philip W. Baxter              51        Director, CONSOL Energy Inc. and CONSOL Inc.


     The information, with respect to directors of CONSOL Energy required by
Item 401 and 405 of Regulation S-K is incorporated by reference to CONSOL Energy's Definitive Proxy Statement (the "Definitive Proxy Statement") which will be filed within the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K. The information as to executive officers is included in the Proxy statement.

     J. Brett Harvey has been President, Chief Executive Officer and a Director of CONSOL Energy Inc. and CONSOL Inc. since January 1998. Prior to joining CONSOL Energy, Mr. Harvey served as the president and chief executive officer of PacifiCorp Energy Inc., a subsidiary of PacifiCorp, one of the country's largest electric utility companies, beginning in 1995. Between 1993 and 1995, Mr. Harvey was president and chief executive officer of both Interwest Mining Company and PacifiCorp Fuels. Mr. Harvey is a member of the Board of Directors of the National Mining Association, the National Coal Council, and the Utah Mining Association. He received a bachelor's degree in mining engineering from the University of Utah. He is a former director of the Wasatch Crest Mutual Insurance Company and has served on the Construction Board of the College of Eastern Utah.

     Ronald J. FlorJancic has been Executive Vice President - Marketing of CONSOL Inc. since May 1995. He was Vice President-Supply and Distribution from January 1992 to December 1993 and Vice President-Sales from December 1993 to May 1995. From September 1982 to January 1992, he served as Vice President-Supply and Distribution for Consolidation Coal Company. Prior to September 1982, he served in a variety of operations and management positions. Mr. FlorJancic joined Consolidation Coal Company in 1974. He received a bachelor's degree in business and a master's degree in business administration, from Indiana University (Bloomington).

     C. Wesley McDonald has been Executive Vice President-Operations of CONSOL Inc. since January 1992. He was employed by Consolidation Coal Company in June 1967, and held numerous operating and management positions from 1975 to 1981, including Vice President and Assistant to the President for Consolidation Coal Company from 1980 to 1981. He also served as Senior Vice President-Engineering, Exploration and Environmental Affairs from 1981 to 1982, Senior Vice President-Mining from 1982 to 1985 and Executive Vice President-Operations for Consolidation Coal Company from 1985 to 1992. Mr. McDonald received a bachelor's degree in mining engineering from the University of Alabama. He attended Harvard Business School's Program for Management Development. He was named a Distinguished Engineering Fellow in 1987 at the University of Alabama, and is a member of the Board of Directors, Capstone Engineering Society, College of Engineering, at the University. In addition, Mr. McDonald is former Chairman of the Mineral Engineering Advisory Committee, University of Alabama College of Engineering. He is also a member of the West Virginia University Visiting Committee, which advised the University on engineering program matters. Mr. McDonald elected to retire effective September 1, 1999.

     Ronald E. Smith has been Executive Vice President-Engineering Services, Environmental Affairs and Exploration of CONSOL Inc. since January 1992. He joined Consolidation Coal Company in June 1969 and has held numerous operating and management positions, including Administrative Assistant to the Vice President-Tazewell Operations in 1981, Vice President and Assistant to the Executive Vice President in 1987 and Senior Vice President-Engineering Services, Environmental Affairs and Exploration for Consolidation Coal Company from April 1990 to January 1992. Mr. Smith received a bachelor's degree in mining engineering from Virginia Polytechnic Institute and was named a Distinguished Alumnus in 1998.

     Dr. Rolf Zimmermann has been Executive Vice President of CONSOL Inc. since January 1999 and of CONSOL Energy Inc. since February 1999. He has been on the Board of CONSOL Energy Inc. and of CONSOL Inc. since November 1993, where he serves as a representative of Rheinbraun A. G. In 1973, he served in the Corporate Planning Department of the oil refinery subsidiary of Rheinbraun A. G. He became Vice President and head of supply in 1985. He joined Rheinbraun A. G. in 1989 and was the head of Corporate Structure and the internal Audit Department until 1990. From 1990 to 1991, he was a member of the management board of a consulting firm established to prepare for the privatization of the East German lignite industry. In 1992, he became Senior Vice President of Rheinbraun A. G. and head of the Business Development, Corporate Structure and Information Processing Division. Mr. Zimmermann has received a master's degree (Diplom-Volkswirt) in Economics from Bonn University and holds a doctor's degree (Dr. rer. pol.) in Economics from Cologne University in Germany.

     Michael F. Nemser has been Vice President and Treasurer for CONSOL Energy Inc. since January 1992 and has been Senior Vice President-Chief Financial Officer for CONSOL Inc. since January 1999. He was Senior Vice President-Administration for CONSOL Inc. from January 1996 until January 1999. He was Vice President and Treasurer of Consolidation Coal Company from September 1987 to January 1992. Before joining CONSOL Energy, Mr. Nemser was employed by DuPont from 1974 to 1987, and held a variety of positions in DuPont's Accounting, Finance, Textile Fibers, International and Polymer Products Department. He received a bachelor's degree in economics from Hobart College and a master's degree of business administration from the Wharton School. Mr. Nemser is a past President of the Financial Executives Institute, Pittsburgh Chapter, a current member of the National Leadership Board of the Financial Executives Institutes and Chairman of the Finance Advisory Board of Duquesne University A. J. Palumbo School of Business.

     Grayson Heard has been Senior Vice President-Mining and Director of Consolidation Coal Company since May 1985. He has been employed by Consolidation Coal Company since February 1970 and has held numerous operational and management positions. From 1980 until 1984, he was Vice President of Fairmont Operations. From 1984 until 1985, he was Vice President and Assistant to the Executive Vice President-Operations. Mr. Heard received a bachelor's degree in mining engineering from Penn State University. In 1996, he was honored as a Centennial Fellow of Penn State University.

     Benjamin M. Statler has been Senior Vice President-Mining and a Director of Consolidation Coal Company since September 1994. He has been employed by Consolidation Coal Company since February 1970 and has held numerous operational and management positions. He served as Vice President of Moundsville Operations from September 1983 to June 1994. From June 1994 until September 1994, he was Vice President and Assistant to the Executive Vice President of Consolidation Coal Company. Mr. Statler received a bachelor's degree in mining engineering from West Virginia University. He is a past director of the Executive Committee of the Society for Mining, Metallurgy and Exploration, Inc. (SME), Pittsburgh Chapter. In addition, he is past General Campaign Chairman of the United Way of the Upper Ohio Valley and has served on the Board of Directors of the Ohio Valley Medical Center, United Way, Wheeling Chamber of Commerce, and the Wheeling Symphony. He is also a member of the West Virginia University Visitation Committee, which advises the University on engineering program matters. Mr. Statler resigned effective September 15, 1999.

     Daniel L. Fassio has been Secretary for CONSOL Energy Inc. and Vice President, General Counsel and Secretary of CONSOL Inc. since March 1994. He has been Vice President of CONSOL Energy Inc. since November 1998. He joined Consolidation Coal Company in March 1981 as the Attorney for Consolidation Coal Company's former Eastern Region and subsequently served as Counsel and Senior Counsel to Consolidation Coal Company and CONSOL Inc. Prior to March 1981, he was a partner with Rose, Smith & Dixon, a law firm in Pittsburgh, Pennsylvania. Mr. Fassio received bachelor's and master's degrees from the University of Virginia and a doctor of law degree from Samford University. Besides memberships in the American Bar Association and the Pennsylvania Bar Association, Mr. Fassio is Chairman of the Lawyers Committee for the Bituminous Coal Operators Association and a Trustee of the Eastern Mineral Law Foundation.

     John L. Whitmire has served as Chairman of the Board of Directors of CONSOL Energy Inc. and CONSOL Inc. since March 3, 1999, and Mr. Whitmire will act as one of CONSOL Energy Inc.'s independent directors. Prior to his election, Mr. Whitmire has been the Chairman of the Board and Chief Executive Officer of Union Texas Petroleum Holdings, Inc., a position that he held from January 1996 until September 1998 when Union Texas Petroleum was acquired by ARCO. Before joining Union Texas Petroleum Holdings, Inc., Mr. Whitmire served for more than 30 years in various executive capacities with Phillips Petroleum Company, including as Executive Vice President - Exploration and Production and as a director from January 1994 to January 1996. Mr. Whitmire is a director of the National Audobon Society, Thermon Industries and Global Marine, Inc. Mr. Whitmire received a bachelor of science degree in mechanical engineering from New Mexico State University.

     B. R. Brown has served as a Director of CONSOL Energy Inc. and CONSOL Inc. since January 1992. Mr. Brown was the Chairman of the Board of CONSOL Energy Inc. and CONSOL Inc. from January 1992 until February 1999. From January 1992 to January 1996, he served as CONSOL Energy Inc.'s and CONSOL Inc.'s President and Chief Executive Officer and served in the Executive Office of Chairman of the Board from January 1996 until February 1999. Mr. Brown joined Consolidation Coal Company in March 1977 as Executive

Vice President. He served as President and Chief Operating Officer from November 1977 to September 1982, as Chairman and Chief Executive Officer from September 1982 to March 1987 and as President and Chief Executive Officer from March 1987 to January 1992 of Consolidation Coal Company. Prior to March 1977, Mr. Brown was employed by Conoco, including most recently as Senior Vice President - Personnel. Mr. Brown serves as a Director of Remington Arms Company, Inc. He also has served as a Director and Chairman of the Bituminous Coal Operators Association Negotiating Committee, is a past Chairman of the National Mining Association, a Director and former Chairman of the Coal Industry Advisory Board of the International Energy Agency and a Trustee of the Nature Conservancy. Mr. Brown holds honorary doctorates from several colleges, including Bluefield State College, Robert Morris College, Waynesburg College, and Wheeling College. He is a graduate of the University of Arkansas

     Dr. Ing. Dieter Henning has been a member of the Board of CONSOL Energy Inc. and CONSOL Inc. since November 1, 1994 where he serves as a representative of Rheinbraun A. G. He started as Superintendent at the former Frechen open cast mine of Rheinbraun A.G. in 1969. After various positions in the headquarters and mines of Rheinbraun A. G., he was promoted to General Manager of the Hambach open cast mine in 1977. From 1990 to 1993, he served as Chairman of the Executive Board and Chief Executive Officer of the Lausitzer Braunkohle A. G. (LAUBAG), Senftenberg, the major company that was formed as a result of the privatization of the East German lignite production. In 1993, he became Chairman of the Executive Board and Chief Executive Officer of Rheinbraun A. G. and is a member of the Executive Board of RWE A. G. Mr. Henning holds a degree (Diplom-Ingenieur) in mine engineering from Clausthal Technical University in Germany. He holds a doctor's degree (Dr. Ing.) in mining from Clausthal University and an honorary doctorate (Dr. Ing. E. h.) from the University of Aachen.

     Berthold Bonekamp has served on the Board of CONSOL Energy Inc. and CONSOL Inc. since July 1998 where he serves as a representative of Rheinbraun A. G. He started in the accounting department of Rheinbraun A. G. in 1981. He held a variety of positions in the Rheinbraun accounting department and was promoted to Vice President and Division Head - Corporate Development, Organization and Information Processing in 1994. From 1995 to 1998, he served as Chairman of the Executive Board and Chief Executive Officer of RV Rheinbraun Handel und Dienstleistungen GmbH, Cologne, the trading and logistic services branch of the Rheinbraun group. In 1998, he became a member of the Executive Board of Rheinbraun A. G., where he serves as Executive Vice President -International Operations. Mr. Bonekamp holds a mechanical engineering degree from the Munster College of Applied Science in Germany and holds a master's degree in business administration (Diplom-Kaufmann) from the University of Muenster in Germany.

     Bernd Jobst Breloer has served on the Board of CONSOL Energy Inc. and CONSOL Inc. since September 1998, where he serves as a representative of Rheinbraun A. G. Mr. Breloer has held various executive positions in the RWE A.
G. group's nuclear division. From 1988 to 1992 he served as Chairman of the Executive Board and as Chief Executive Officer of Nukem GmbH, the group's nuclear fuel cycle services entity. In 1993, he joined

Rheinbraun A. G., where he became a member of the Executive Board with responsibility for the finance and accounting division. Mr. Breloer holds a master's degree in business administration (Diplom-Kaufmann) from the University of Muenster in Germany.

     Philip W. Baxter, Director, CONSOL Energy Inc. and CONSOL Inc., was elected to the Board of CONSOL Energy Inc. on August 1, 1999, and to the Board of CONSOL Inc. on August 12, 1999, and Mr. Baxter will act as one of CONSOL Energy Inc.'s independent directors. Mr. Baxter is a former chief financial officer of the Tulsa-based energy conglomerate Mapco Inc., which merged with The Williams Company in March 1998. Prior to his career at Mapco, he held a number of financial positions with Williams Energy Company, a subsidiary of The Williams Company. Currently, Mr. Baxter volunteers as the executive business administrator of a Tulsa Methodist church and is a director for BuyItNow.com, an Internet retailer. He is also a director and the board's treasurer for Gilcrese Museum and a board member of Nature Conservancy. Mr. Baxter holds a bachelor's degree in Business Administration from the University of Oklahoma which he received in 1970.


Item 11.  Executive Compensation

          The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

          The information required by Item 404 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                 EXHIBIT INDEX

(a)(1)    Financial Statements:                               Page
                                                              ----

          The following consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

          Report of Independent Auditors                        40

          Consolidated Statements of Income for the Six
          Months Ended June 30, 1999 and for the Years
          Ended December 31, 1998, 1997 and 1996                41

          Consolidated Balance Sheets for the Six Months
          Ended June 30, 1999 and for the Years Ended
          December 31, 1998 and 1997                            42

          Consolidated Statements of Stockholders' Equity
          (Deficit) for Six Months Ended June 30, 1999
          and for the Years Ended December 31, 1998,
          1997 and 1996                                         44

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and for the Years
          Ended December 31, 1998, 1997 and 1996                45

          Notes to Consolidated Financial Statements            46

(a)(2)    Financial Statement Schedules:

          No schedules are required to be presented by CONSOL Energy.

(a)(3)    Exhibits filed as part of this Report:

          The response to this portion of Item 14 is submitted as a separate part of this report.

(b)(1)    Reports on Form 8-K:

          None.

(c)      Exhibits:

         3.1 Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement Form S-1 (Registration No. 333-68987) filed on March 24, 1999, ("Amendment No. 2")

         3.2   By-Laws of CONSOL Energy.

         10.1 Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration on Form S-1 (Registration No. 333-68987) filed on March 24, 1999 ("Amendment No.1")

         10.2 First Amendment to Senior Revolving Loan Agreement dated as of November 28, 1994 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
         Exhibit 10.2 to Amendment No. 1.

         10.3 Second Amendment to Senior Revolving Loan Agreement dated as of October 1, 1995, between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.3 to Amendment No. 1.


         10.4 Third Amendment to Senior Revolving Loan Agreement dated as of December 14, 1995 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
         Exhibit 10.4 to Amendment No. 1.


         10.5 Fourth Amendment to Senior Revolving Loan Agreement dated as of March 1, 1996 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.5 to Amendment No. 1.


         10.6 Fifth Amendment to Senior Revolving Loan Agreement dated as of December 2, 1997 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.6 to Amendment No. 1.


         10.7 Sixth Amendment to Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and Morgan Guaranty Trust, incorporated by reference to Exhibit 10.7 to Amendment No. 1.

         Company of New York, incorporated by reference to Exhibit 10.7 to Amendment No. 1.


         10.8 Seventh Amendment to Senior Revolving Loan Agreement dated as of January 19, 1999 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.8 to Amendment No. 1.


         10.9 Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and First National Bank of Chicago for a maximum principal amount at any one time outstanding not to exceed $100,000,000, incorporated by reference to Exhibit 10.9 to Amendment No. 1.


         10.10 Note issued by Consolidation Coal Company in the aggregate principal amount of $100,000,000, incorporated by reference to Exhibit
         10.10 to Amendment No. 1.


         10.11 Parent Guaranty dated November 13, 1998 from CONSOL Energy Inc., and CONSOL Energy Inc. to First National Bank of Chicago, incorporated by reference to Exhibit 10.11 to Amendment No. 1.


         10.12 Significant Subsidiary Guaranty dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

         10.13 Subordination Agreement dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

         10.14 Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun A. G. and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

         10.15 Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

         10.16 Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.


         10.17 Consulting Agreement dated as of February 1, 1999 between CONSOL Energy Inc. and B. R. Brown, incorporated by reference to Exhibit 10.17 to Amendment No. 1.

         10.18 Employment Agreement dated December 11, 1997 between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit
         10.18 to Amendment No. 1.

         10.19 Agreement dated February 22, 1999 between CONSOL Energy Inc. and John L. Whitmire, incorporated by reference to Exhibit 10.19 to Amendment No. 2.

         10.20 CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.


         10.21  Subsidiaries of CONSOL Energy, incorporated by reference to
         Exhibit 10.21 to Amendment No. 2.


         23.1  Consent of Ernst & Young LLP.

         27  Financial Data Schedule

Supplemental Information

     No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this form 10-K. An annual report and proxy material will be sent to stockholders subsequent to the filing of this form 10-
K. Said annual report and proxy material will be forwarded to the commission when the same are sent to shareholders of CONSOL Energy.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 28th day of September, 1999.

                               CONSOL ENERGY INC.
                               (Registrant)

                                     /s/ M. F. Nemser
                               By:____________________________________________
                                     M. F. Nemser
                                     Senior Vice President and
                                      Chief Financial Officer
                                     (Chief Financial Officer)


                                     /s/ W. J. Lyons
                               By:____________________________________________
                                     W. J. Lyons
                                     Vice President and Controller
                                     (Principal  Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28th day of September, 1999, by the following persons on behalf of the Registrant in the capacities indicated:


                             Chairman of the Board

                                /s/ J. L. Whitmire
                           ___________________________
                                J. L. Whitmire

President and Chief Executive Officer      Executive Vice President and Director:
     and Director:

/s/ J. Brett Harvey                        /s/ R. Zimmermann
_____________________________________      _______________________________________
J. Brett Harvey                            R. Zimmermann

Directors:


/s/ P. Baxter                              /s/ B. R. Brown
_____________________________________      _________________________________________
P. Baxter                                  B. R. Brown


/s/ B. Bonekamp                            /s/ B. J. Breloer
_____________________________________      _________________________________________
B. Bonekamp                                B. J. Breloer


/s/ D. Henning
_____________________________________
D. Henning