Form 10-Q
period 1999-09-30
CONSOL ENERGY INC
filed 1999-11-10
CIK 1070412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ______________________________

                                   FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-14901
                        ----------

                              CONSOL Energy Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                 51-0337383
        ------------------                         ----------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

        300 Delaware Avenue, Suite 567, Wilmington, Delaware 19801-1622
        ---------------------------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)

                                (412) 831-4000
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
     -------       -------

As of October 28, 1999, there were 79,994,558 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Consolidated Statements of Income for the three months
         ended September 30, 1999 and September 30, 1998................  3

         Consolidated Balance Sheets at September 30, 1999
         and June 30, 1999..............................................  4

         Consolidated Statements of Stockholders' Equity for the three months ended September 30, 1999................................  6

         Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and September 30, 1998................  7

         Notes to Financial Statements..................................  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................. 13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.............................................. 19

                                    PART II
                               OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS...........................................  19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................  20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................  20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  20

ITEM 5.  OTHER INFORMATION...........................................  20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  21

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS


                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                 Three Months Ended September 30,
                                                                 ---------------------------------
                                                                         1999          1998
                                                                     -----------   ------------
Sales - Outside                                                      $   545,169   $    520,810
Sales - Related Parties                                                       43         25,769
Other Income                                                              11,180         10,962
                                                                     -----------   ------------
 Total Revenue                                                           556,392        557,541

Costs of Goods Sold and Other
 Operating Charges                                                       417,192        409,825
Selling, General and Administrative Expenses                              14,157         13,241
Depreciation, Depletion and Amortization                                  61,090         58,014
Interest Expense                                                          12,838          9,716
Taxes Other Than Income                                                   40,590         45,402
                                                                     -----------   ------------
 Total Costs                                                             545,867        536,198

Earnings Before Income Taxes                                              10,525         21,343

Income Taxes (Note 3)                                                       (202)         2,983
                                                                     -----------   ------------

Net Income                                                           $    10,727   $     18,360
                                                                     ===========   ============

Earnings Per Share                                                         $0.13          $0.17
                                                                     ===========   ============

Weighted Average Number of
 Common Shares Outstanding                                            80,250,718    108,806,714
                                                                     ===========   ============

Dividends Declared Per Share                                               $0.28            $ -
                                                                     ===========   ============

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                  (Unaudited)
                                                 September 30,    June 30,
                                                     1999          1999
                                                --------------  ----------
ASSETS
------

Current Assets:
 Cash and Cash Equivalents                         $   21,512   $   23,559
 Accounts and Notes Receivable:
   Trade                                              271,040      241,054
   Related Parties                                         11          743
   Other Receivables                                   18,972       21,030
 Inventories  (Note 4)                                169,753      206,995
 Recoverable Income Taxes                                 774            -
 Deferred Income Taxes                                 93,665       94,575
 Prepaid Expenses                                      34,371       34,692
                                                   ----------   ----------

   Total Current Assets                               610,098      622,648



Property, Plant and Equipment:
 Property, Plant and Equipment                      4,877,278    4,863,138
   Less - Accumulated Depreciation,
     Depletion and Amortization                     2,241,603    2,188,872
                                                   ----------   ----------

   Total Property, Plant and Equipment - Net        2,635,675    2,674,266



Other Assets:
 Deferred Income Taxes                                269,552      267,304
 Advance Mining Royalties                             115,968      117,808
 Other                                                187,034      193,000
                                                   ----------   ----------

   Total Other Assets                                 572,554      578,112



                                                   ----------   ----------
Total Assets                                       $3,818,327   $3,875,026
                                                   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                       (Unaudited)
                                                      September 30,    June 30,
                                                          1999          1999
                                                     --------------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts Payable                                       $  192,585   $  194,592
 Short-Term Notes Payable                                  301,197      345,525
 Current Portion of Long-Term Debt                          11,942       13,752
 Accrued Income Taxes                                            -        2,393
 Other Accrued Liabilities                                 328,014      327,813
                                                        ----------   ----------
   Total Current Liabilities                               833,738      884,075

Long-Term Debt:
 Long-Term Debt                                            294,934      294,311
 Capital Lease Obligations                                  17,401       18,432
                                                        ----------   ----------
   Total Long-Term Debt                                    312,335      312,743

Deferred Credits and Other Liabilities:
 Postretirement Benefits Other Than Pensions             1,185,531    1,177,639
 Pneumoconiosis Benefits                                   472,764      473,459
 Mine Closing                                              278,480      278,452
 Workers' Compensation                                     215,178      216,846
 Reclamation                                                11,904       14,397
 Other                                                     267,253      262,690
                                                        ----------   ----------
   Total Deferred Credits and Other Liabilities          2,431,110    2,423,483

Stockholders' Equity:
 Common Stock, $.01 Par Value; 500,000,000 Shares
   Authorized; 80,267,558 Issued and 80,143,358
   Outstanding at September 30, 1999, 80,267,558
   Issued and Outstanding at June 30, 1999                     803          803
 Preferred Stock, 15,000,000 Shares Authorized;
   None Issued and Outstanding
 Capital in Excess of Par Value                            642,947      642,947
 Retained Earnings Deficit                                (399,811)    (388,063)
 Other Comprehensive Loss                                   (1,139)        (962)
 Common Stock in Treasury, at Cost-124,200 Shares           (1,656)           -
                                                        ----------   ----------
   Total Stockholders' Equity                              241,144      254,725
                                                        ----------   ----------

Total Liabilities and Stockholders' Equity              $3,818,327   $3,875,026
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 (Dollars in thousands, except per share data)

                                Capital in                 Other                    Total
                        Common  Excess of    Retained   Comprehen-   Treasury   Stockholders'
                        Stock   Par Value    Earnings    sive Loss     Stock        Equity
                        ------  ----------  ----------  -----------  ---------  --------------

Balance at
 June 30, 1999            $803    $642,947  $(388,063)     $  (962)   $     -        $254,725
                        ------  ----------  ---------   ----------   --------        --------

(Unaudited):
Net Income                   -           -     10,727            -          -          10,727
Unrealized Loss
 on Securities
 (Net of $112 tax)           -           -          -         (177)         -            (177)
                        ------  ----------  ---------   ----------   --------        --------
Comprehensive Income         -           -     10,727         (177)         -          10,550

Dividends                    -           -    (22,475)           -          -         (22,475)
Treasury Stock
 Purchased
 (124,200 Shares)            -           -          -            -     (1,656)         (1,656)
                        ------  ----------  ---------   ----------   --------        --------
Balance at
 September 30, 1999       $803    $642,947  $(399,811)     $(1,139)   $(1,656)       $241,144
                        ======  ==========  =========   ==========   ========        ========




  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)

                                                                          Three Months Ended September 30,
                                                                          ---------------------------------
                                                                                   1999       1998
                                                                                 --------  ----------
Operating Activities:
 Net Income                                                                      $ 10,727   $  18,360
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation, Depletion and Amortization                                       61,090      58,014
    Gain on Sale of Assets                                                         (2,331)       (763)
    Amortization of Advance Mining Royalties                                        3,388       3,306
    Deferred Income Taxes                                                          (1,226)     (2,408)
    Changes in Operating Assets:
     Accounts and Notes Receivable                                                (27,196)     (1,278)
     Inventories                                                                   37,242      21,339
     Prepaid Expenses                                                                 321         319
    Changes in Other Assets                                                         6,109      (1,838)
    Changes in Operating Liabilities:
     Accounts Payable                                                              (2,007)     13,932
     Other Operating Liabilities                                                   (2,966)        296
    Changes in Other Liabilities                                                    7,627      (4,795)
    Other                                                                             300      (1,030)
                                                                                 --------   ---------
                                                                                   80,351      85,094
                                                                                 --------   ---------
    Net Cash Provided by Operating Activities                                      91,078     103,454
                                                                                 --------   ---------

Investing Activities:
 Capital Expenditures                                                             (23,694)    (69,677)
 Additions to Advance Mining Royalties                                             (1,571)     (1,465)
 Acquisition of R & P Coal Co. - Net of Cash Acquired                                   -    (100,408)
 Proceeds from Sales of Assets                                                      3,024       1,105
 Changes in Marketable Securities - Net                                                 -      87,415
                                                                                 --------   ---------
    Net Cash Used in Investing Activities                                         (22,241)    (83,030)
                                                                                 --------   ---------

Financing Activities:
 (Payments on) Proceeds from Commercial Paper                                     (44,552)     56,286
 Payments on Miscellaneous Borrowings                                              (2,201)    (59,428)
 Dividends Paid                                                                   (22,475)          -
 Purchase of Treasury Stock                                                        (1,656)          -
                                                                                 --------   ---------
    Net Cash Used in Financing Activities                                         (70,884)     (3,142)
                                                                                 --------   ---------
Net (Decrease) Increase in Cash and Cash Equivalents                               (2,047)     17,282
Cash and Cash Equivalents at Beginning of Period                                   23,559      20,646
                                                                                 --------   ---------
Cash and Cash Equivalents at End of Period                                       $ 21,512   $  37,928
                                                                                 ========   =========

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                               SEPTEMBER 30, 1999
                               ------------------
                 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the future periods.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the transitional period ended June 30, 1999 included in CONSOL Energy Inc.'s ("CONSOL Energy") Form 10-K, as filed on September 28, 1999.

CONSOL Energy changed its fiscal year from a year ending December 31 to a year ending June 30. CONSOL Energy had a transitional period ending June 30, 1999. CONSOL Energy's first full fiscal year ending June 30 started July 1, 1999 and ends June 30, 2000. CONSOL Energy has made this change in order to align its fiscal year with that of RWE AG, which beneficially owns through subsidiaries approximately 72% of the common stock of CONSOL Energy.

NOTE 2 - ACQUISITION:
--------------------

On September 22, 1998, CONSOL Energy purchased 100% of the outstanding stock of the Rochester and Pittsburgh Coal Company ("R&P") for $100,408 (net of $49,275 cash acquired). The acquisition has been accounted for as a purchase and, accordingly, the operating results of R&P have been included in CONSOL Energy's consolidated financial statements since the date of acquisition. Pro forma revenues for CONSOL Energy, giving effect to the acquisition of R&P as if it had occurred on July 1, 1998, were $638,747 for the three months ended September 30, 1998. The pro forma effect on net income of CONSOL Energy was not material for this period.

NOTE 3 - INCOME TAXES:
----------------------

The following is a reconciliation, stated as a percentage of pretax income of the U. S. statutory federal income tax rate, to CONSOL Energy's effective tax rate:

                                           For the Three   For the Three
                                            Months Ended    Months Ended
                                           September 30,   September 30,
                                                1999            1998
                                           --------------  --------------

Statutory U. S. federal income tax rate         35.0%           35.0%
Excess tax depletion                           (20.0)          (22.4)
Adjustment of prior year's taxes               (18.4)              -
Non-conventional fuel tax credit                   -          (  0.9)
Net effect of state tax                          1.7             2.3
Net effect of foreign tax                        0.7             0.6
Other                                         (  0.9)         (  0.6)
                                              ------           -----

Effective Income Tax Rate                    (  1.9)%           14.0%
                                              ======           =====

The provision for income taxes is adjusted at the time the returns are filed. These adjustments decreased income tax expense by $1,942 for the three months ended September 30, 1999. There was no prior year tax adjustment recorded in the three months ended September 30, 1998.

NOTE 4 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                             September 30,   June 30,
                                 1999          1999
                               --------      --------

Coal                           $ 92,124      $127,019
Merchandise for resale           34,943        36,614
Supplies                         42,686        43,362
                               --------      --------

Total Inventories              $169,753      $206,995
                               ========      ========

NOTE 5 - CONTINGENT LIABILITIES:
-------------------------------

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, damage to property, governmental regulations including environmental remediation, and other actions arising out of the normal course of business. The costs of mine closing and reclamation are accrued over the productive life of the mine. In addition, CONSOL Energy has accrued $3,275 in other liabilities for remediation of a waste disposal site. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect CONSOL Energy.

On June 22, 1999, an underground fire was discovered in the old workings of the idled Loveridge Mine and CONSOL Energy sealed the mine to extinguish the fire. Mine reserves and equipment are not believed to be impaired.

A public utility filed suit against CONSOL Energy alleging breach of a long-term coal supply contract based upon CONSOL Energy's refusal to agree to reductions in the price for coal under the contract's "gross inequities" clause. Damages claimed, including interest, are approximately $190,000. On August 31, 1998, CONSOL Energy was awarded a summary judgment dismissing the claims against it. The public utility appealed the court's order dismissing the suit. On August 27, 1999, the United States Court of Appeals for the Eighth Circuit affirmed the judgment of the district court. Management believes that the claims are without merit, and, accordingly, CONSOL Energy has not accrued any liability associated with the action.

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

NOTE 6 - SEGMENT INFORMATION:
----------------------------

Industry segment results for the three months ended September 30, 1999:

                                           Industrial
                                           Supplies &
                                   Coal     Equipment   Elimination   Consolidated
                                ----------  ---------   -----------   ------------
Sales - outside                 $  509,273    $35,896      $      -     $  545,169
Sales - related companies               43          -             -             43
Intersegment transfers                   -     16,946       (16,946)             -
                                ----------    -------      --------   ------------

 Total Sales                    $  509,316    $52,842      $(16,946)    $  545,212
                                ==========    =======      ========   ============

Earnings before income taxes    $   11,167    $  (642)                  $   10,525
Income taxes (benefit)                 140       (342)                        (202)
                                ----------    -------                 ------------

 Net Income (Loss)              $   11,027    $  (300)                  $   10,727
                                ==========    =======                 ============

Segment assets                  $3,760,232    $58,095                   $3,818,327
                                ==========    =======                 ============

Depreciation, depletion and
 amortization                   $   60,834    $   256                   $   61,090
                                ==========    =======                 ============

Additions to property, plant
 and equipment                  $   24,098    $   126                   $   24,224
                                ==========    =======                 ============

Industry segment results for the three months ended September 30, 1998:

                                            Industrial
                                            Supplies &
                                   Coal      Equipment   Elimination   Consolidated
                                ----------  -----------  ------------  ------------

Sales - outside                 $  497,271     $23,539    $        -       $520,810
Sales - related companies            6,202      19,567             -         25,769
Intersegment transfers                   -      20,789       (20,789)             -
                                ----------     -------    ----------   ------------

   Total Sales                  $  503,473     $63,895    $  (20,789)      $546,579
                                ==========     =======    ==========   ============

Earnings before income taxes    $   21,465     $  (122)                  $   21,343
Income taxes (benefit)               3,004         (21)                       2,983
                                ----------     -------                   ----------

   Net Income (Loss)            $   18,461     $  (101)                  $   18,360
                                ==========     =======                   ==========

Segment assets                  $3,926,151     $63,078                   $3,989,229
                                ==========     =======                   ==========

Depreciation, depletion and
   amortization                 $   57,757     $   257                   $   58,014
                                ==========     =======                   ==========

Additions to property, plant
   and equipment                $  470,363     $   251                   $  470,614  /A/
                                ==========     =======                   ==========

/A/  Includes $248,879 acquired from Rochester and Pittsburgh Coal Company.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

General

The poor market for the sale of bituminous coal during the January through June 1999 period continued in the month of July 1999. However, as the result of the hot summer in most of the eastern United States, CONSOL Energy's coal shipments were strong in August and September 1999. CONSOL Energy believes that inventories at coal fired generating stations have been reduced to normal or below normal levels, and prices have stabilized. CONSOL Energy expects this improving market trend to continue in the second quarter.

CONSOL Energy has implemented strategies to reduce costs. We have imposed spending limits on our mines, reducing supply costs. We have deferred capacity expansion projects, reducing planned capital expenditures. We also have taken steps to restructure CONSOL Energy to respond to the short-term pressures on earnings while maintaining our ability to grow.

Currently, the administrative staff and information systems are being reviewed to ensure that they provide relevant and timely cost information to mine managers. Also, CONSOL Energy has focused the Research and Development Department on only those activities that add value to the marketing effort or make a significant contribution to reducing mining costs. CONSOL Energy will continue efforts to review its organization in order to identify value adding changes. In the first quarter, CONSOL Energy made several changes in the organization in order to reduce costs, increase operating efficiency and improve responsiveness to changing market dynamics. The number of operating groups has been reduced from seven to four, eliminating three vice president positions, and operations staff support functions have been consolidated. In addition, two senior vice president-mining positions were eliminated, reducing a management layer. In the marketing department, one vice president position was eliminated.

Results of Operations

First Quarter 1999/2000 Compared with First Quarter 1998/1999

Net Income

CONSOL Energy's net income for the three months ended September 30, 1999 (the 1999 period) was $11 million compared with $18 million for the three months ended September 30, 1998 (the 1998 period). The decrease of $7 million primarily was due to reduced coal prices and increased idle mine costs, offset somewhat by increased sales volumes.

Revenue

Sales decreased 0.4% to $545 million for the 1999 period from $547 million for the 1998 period.

Produced Coal sales volumes were 19.6 million tons in the 1999 period, an increase of 7.3% over the 1998 period; however, average sales prices decreased 7.0% to $23.99 per ton for the 1999 period from $25.80 per ton for the 1998 period, resulting in flat Produced Coal revenues.

Revenues from the sale of Purchased Coal increased by $6 million to $28 million in the 1999 period from $22 million in the 1998 period. Purchased Coal contracts obtained from the September 22, 1998 acquisition of Rochester & Pittsburgh Coal Company (R&P) were $10 million during the 1999 period, while other purchased coal sales decreased by $4 million, primarily from sales directed to the export market.

Industrial supply sales decreased $8 million to $36 million in the 1999 period from $44 million in the 1998 period due to reduced volumes.

Related party sales reflect the recategorization of sales to E. I. Du Pont de Nemours and Company ("DuPont") from related party sales to outside sales due to the purchase of CONSOL Energy's shares from DuPont Energy Company ("DuPont Energy") in November 1998.

Costs

Cost of goods sold and other operating charges increased 1.8% to $417 million in the 1999 period compared to $410 million in the 1998 period.

Cost of goods sold for company produced coal was $321 million for the 1999 period, an increase of $7 million, or 2% from the 1998 period. This reflects an increase of $23 million due to increased volumes, and a reduction of $16 million due to lower costs at mine operations.

Idle mine costs increased to $10 million in the 1999 period from $2 million in the 1998 period. The increase of $8 million was primarily due to the Loveridge and Ohio No. 11 mines being idle the entire 1999 period, the VP No. 8 mine being idle for six weeks in the 1999 period, and increased benefit costs as the result of a mine accident at Powhatan.

Purchased coal costs increased 24% to $27 million in the 1999 period from $22 million in the 1998 period. The $5 million increase was due mainly to volume added with the R&P acquisition partially offset with reduced export sales.

Industrial supplies cost of goods sold decreased 16% to $54 million in the 1999 period from $64 million in the 1998 period. The $10 million decrease was due to reduced sales.

Other operating charges decreased 47% to $4 million in the 1999 period from $8 million in the 1998 period. The decrease of $4 million was primarily due to reduced benefit costs, which reflects a nine month actuarial adjustment recorded in the 1998 period.

Selling, general and administrative expenses increased 6.9% to $14 million in the 1999 period compared to $13 million in the 1998 period. The increase of $1 million was primarily due to increased professional service fees.

Depreciation, depletion and amortization expense increased 5.3% to $61 million in the 1999 period compared to $58 million in the 1998 period. The increase of $3 million was primarily due to the increase in depreciation and depletion related to the assets acquired with the R&P acquisition.

Interest expense increased 32.1% to $13 million for the 1999 period compared to $10 million for the 1998 period. The increase of $3 million was due primarily to higher average debt levels outstanding during the 1999 period compared to the 1998 period. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of CONSOL Energy's common stock from DuPont Energy in November 1998.

Taxes other than income decreased 10.6% to $41 million for the 1999 period compared to $45 million for the 1998 period. The decrease of $4 million was due primarily to decreased West Virginia severance taxes due to lower production in that state and reduced property taxes due to reduced assessments on closed operations.

Income Taxes

Income taxes were a $0.2 million benefit in the 1999 period compared to a $3 million expense in the 1998 period. The decrease in expense was due to lower earnings before income taxes in the 1999 period and the recording of a $1.9 million benefit in the 1999 period resulting from filing the federal tax return for the period January 1, 1998 through December 31, 1998.

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

CONSOL Energy frequently evaluates potential acquisitions. In the past, CONSOL Energy has funded acquisitions primarily with cash generated from operations, but CONSOL Energy may consider a variety of other sources, depending on the size of any transaction, including debt or equity financing. There can be no assurance that such additional capital resources will be available to CONSOL Energy on terms which CONSOL Energy finds acceptable, or at all.

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $241 million at September 30, 1999 and $255 million at September 30, 1998. A quarterly dividend was declared on July 20, 1999 of $0.28 per share of common stock for shareholders of record on August 4, 1999. This dividend was paid on September 2, 1999. A quarterly dividend of $0.28 per share was declared on October 27, 1999, payable to shareholders of record on November 8, 1999. This dividend will be paid on November 22, 1999. The Board of Directors currently intends to pay quarterly dividends on the common stock. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy's ability to pay cash dividends.

CONSOL Energy Share Buyback Program

Effective August 23, 1999, CONSOL Energy announced that it would begin a share repurchase program of up to 1,000,000 shares of CONSOL Energy's Common Stock. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of September 30, 1999, CONSOL Energy had repurchased in open market transactions on the New York Stock Exchange 124,200 shares at an average price of $13.24 per share. As of October 28, 1999, CONSOL Energy had repurchased 273,000 shares in open market transactions on the New York Stock Exchange at the average price of $13.44 per share.

Cash Flows

Net cash provided by operating activities was $91 million in the 1999 period compared to $103 million in the 1998 period. The change in net cash provided by operating activities reflects decreases in net income, liquidation of inventories, offset by an increase in accounts receivable.

Net cash used in investing activities was $22 million in the 1999 period compared to $83 million in the 1998 period. The change in net cash used in investing activities reflects the purchase of R&P and the sale of marketable securities in the 1998 period. In addition, capital expenditures in the 1999 period were $24 million compared with $70 million in the 1998 period.

Net cash used in financing activities was $71 million in the 1999 period compared with $3 million in the 1998 period. The change in net cash used in financing activities reflects the payments made on outstanding commercial paper in the 1999 period compared to the proceeds from issuance of commercial paper in the 1998 period. Also, a $22 million dividend was paid in the 1999 period.
This increased use of cash was partially offset by decreased payments on other borrowings.

Capital Expenditures

Capital expenditures were $24 million in the 1999 period. CONSOL Energy made such expenditures for replacement of mining equipment and projects to improve the efficiency of mining operations. CONSOL Energy anticipates making capital expenditures of approximately $200 million during the fiscal year ending June 30, 2000 and approximately $200 million during the fiscal year ending June 30, 2001, primarily for replacement of mining equipment and improvement in the efficiency of mining operations. Capital expenditures for pollution abatement currently are projected to be $5 million for the fiscal year ending June 30, 2000 and $13 million for fiscal year ending June 30, 2001.

Debt

At September 30, 1999, CONSOL Energy had total long-term debt of $324 million, including current portion of long-term debt of $12 million. Such long-term debt consisted of:

 . an aggregate principal amount of $156 million of unsecured notes which bear interest at rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,

 . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,

 . an aggregate principal amount of $14 million of variable rate notes due at various dates through 2001,

 .  $28 million in advance royalty commitments,

 . an aggregate principal amount of $1 million of notes maturing at various dates through 2031 and

 .  an aggregate principal amount of $22 million of capital leases.

At September 30, 1999, CONSOL Energy had an aggregate principal amount of $301 million of commercial paper outstanding which had maturities ranging up to 45 days with interest at varying rates ranging from 5.53% to 5.80%.

Impact of Year 2000 Issue

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

At this time, CONSOL Energy is confident in its year 2000 preparations and believes computerized processes have been identified, tested and/or vendor certified as year 2000 compliant. The total cost of the year 2000 project is estimated to be less than $2 million and is being expensed as incurred and funded through operating cash flows. Since September of 1997, CONSOL Energy has expensed $1.4 million related to all phases of the year 2000 project. In the first quarter of the fiscal year ending June 30, 2000, CONSOL Energy expensed $0.3 million and expects to expense $0.3 million for the remainder of 1999.

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

CONSOL Energy is in the process of establishing a contingency plan in case of failure of its information technology systems for all business units. In the event CONSOL Energy's intermediaries or vendors do not expect to be year 2000 compliant, CONSOL Energy's contingency plan may include replacing such intermediaries or vendors or conducting the particular operation itself.


Forward-Looking Statements

CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal sales agreements upon expiration; the price of coal sold under any new sales agreements; fluctuating sales prices; contract penalties; actions of CONSOL Energy's competitors and CONSOL Energy's ability to respond to such actions; risks inherent in mining including geological conditions and mine accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to successfully finance, consummate the acquisition of, and integrate other companies as part of its acquisition strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 1999, CONSOL Energy had outstanding $310 million aggregate principal amount of debt under fixed-rate instruments and $315 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At September 30, 1999, CONSOL Energy had an aggregate of $301 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 5.40% per annum during the three months ended September 30, 1999. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the three months ended September 30, 1999 by approximately $2 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material litigation has been filed against CONSOL Energy during the three months ended September 30, 1999, and other than noted, there have been no material changes in legal proceedings previously disclosed by CONSOL Energy. See Part I, Item 1. Financial Statements-Note 5.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarter ending September 30, 1999.

ITEM 5.  OTHER INFORMATION

CONSOL Energy will close its Keystone Complex in November because its economically mineable reserves will be depleted. In calendar year 1998, the Keystone Complex produced approximately 2.0 million tons which were shipped to a single customer. CONSOL Energy has renegotiated the contract with the customer to allow the coal to be provided from other CONSOL Energy mines.

CONSOL Energy will close its Helvetia Coal Company's Lucerne #6 Extension Mine, the Marshall Run Mine, the Helvetia Preparation Plant and Kent Coal Mining Company's Marshall Run Surface Mine in December because their economically minable reserves will be depleted. In calendar year 1998, the mines produced approximately 1.7 million tons of coal. CONSOL Energy plans to supply the existing Helvetia customers from its other mines in Pennsylvania.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                        Page
                                                                                        ----
Consolidated Statements of Income for the three months ended September 30, 1999 and
 September 30, 1998....................................................................   3

Consolidated Balance Sheets at September 30, 1999 and June 30, 1999....................   4

Consolidated Statements of Stockholders' Equity for the three months ended September
 30, 1999..............................................................................   6

Consolidated Statements of Cash Flows for the three months ended September 30, 1999
 and September 30, 1998................................................................   7

Notes to Consolidated Financial Statements.............................................   8

a  (2)  Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

a  (3)  Exhibits filed as part of this Report:

The response to this portion of Item 6 is submitted as a separate part of this report.

(b)  (1)  Reports on Form 8-K:

None

27   Financial Data Schedule, Exhibit 27.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONSOL ENERGY INC.



Date:    November 10, 1999

                                    By: /s/ Rolf Zimmermann
                                    ___________________________
                                    R. Zimmermann,
                                    Executive Vice President



Date:    November 10, 1999

                                    By: /s/ M. F. Nemser
                                    ________________________
                                    M. F. Nemser
                                    Vice President and Treasurer
                                    (Chief Financial Officer)



Date:    November 10, 1999

                                    By: /s/ William J. Lyons
                                    ___________________________
                                    William J. Lyons,
                                    Vice President and Controller
                                    (Principal Financial and Accounting Officer)