Form 10-Q
period 1999-12-31
CONSOL ENERGY INC
filed 2000-02-14
CIK 1070412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ______________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999
                               -----------------
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

As of February 1, 2000, there were 79,306,760 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION


                                                                               Page
                                                                               ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Condensed Consolidated Statements of Income for the three months ended  December 31, 1999 and 1998 and the six months
          ended December 31, 1999 and 1998................................       3

         Condensed Consolidated Balance Sheets at December 31,
          1999   and June 30, 1999........................................       4

         Condensed Consolidated Statements of Stockholders'
          Equity for the six months ended December 31, 1999...............       6

         Condensed Consolidated Statements of Cash Flows for the
          six months ended December 31, 1999 and 1998.....................       7

         Notes to Condensed Consolidated Financial Statements.............       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION....................      14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK................................................      23

                                    PART II
                               OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..............................................      23

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS......................      23

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES................................      23

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............      23

ITEM 5.    OTHER INFORMATION..............................................      24

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...............................      24


                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                      Three Months Ended                         Six Months Ended
                                                         December 31,                              December 31,
                                             -------------------------------------     --------------------------------------

                                                   1999                1998                  1999                 1998
                                             -----------------   -----------------     ------------------   -----------------
Sales - Outside                            $          537,109  $          590,387    $         1,082,278  $        1,111,196
Sales - Related Parties                                 -                  24,980                     43              50,749
Other Income                                           11,172              17,112                 22,352              28,074
                                             -----------------   -----------------     ------------------   -----------------

     Total Revenue                                    548,281             632,479              1,104,673           1,190,019

Cost of Goods Sold and Other
     Operating Charges                                378,062             436,849                795,254             846,965
Selling, General and Administrative
     Expense                                           14,948              14,439                 29,105              27,389
Depreciation, Depletion and
     Amortization                                      64,244              63,009                125,334             121,023
Interest Expense                                       12,536              15,642                 25,374              25,357
Taxes Other Than Income                                46,082              53,186                 86,672              98,588
                                             -----------------   -----------------     ------------------   -----------------

     Total Costs                                      515,872             583,125              1,061,739           1,119,322

                                             -----------------   -----------------     ------------------   -----------------

Earnings Before Income Taxes                           32,409              49,354                 42,934              70,697

Income Taxes (Benefit) (Note 3)                        (4,097)               (586)                (4,299)              2,397
                                             -----------------   -----------------     ------------------   -----------------

     Net Income                            $           36,506  $           49,940    $            47,233  $           68,300
                                             =================   =================     ==================   =================

Earnings Per Share                         $             0.46  $             0.65    $              0.59  $             0.74
                                             =================   =================     ==================   =================
Weighted Average Number of
     Common Shares Outstanding                     79,901,818          77,122,672             80,076,268          92,964,693
                                             =================   =================     ==================   =================

Dividends Per Share                        $             0.28  $             0.86    $              0.56  $             0.86
                                             =================   =================     ==================   =================


   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                     ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                 (Dollars in thousands, except per share data)


                                                                             (Unaudited)
                                                                            DECEMBER 31,                    JUNE 30,
                                                                                1999                          1999
                                                                        ----------------------        ----------------------
                               ASSETS
Current Assets:
  Cash and Cash Equivalents                                          $                 13,602      $                 23,559
  Accounts and Notes Receivable:
      Trade                                                                           245,148                       241,054
      Related Parties                                                                      57                           743
      Other Receivables                                                                27,464                        21,030
  Inventories (Note 4)                                                                161,851                       206,995
  Recoverable Income Taxes                                                              5,656                             -
  Deferred Income Taxes                                                                93,530                        94,575
  Prepaid Expenses                                                                     28,963                        34,692
                                                                        ----------------------        ----------------------

      Total Current Assets                                                            576,271                       622,648


Property, Plant and Equipment:
  Property, Plant and Equipment                                                     4,903,729                     4,863,138
  Less - Accumulated Depreciation,
     Depletion and Amortization                                                     2,294,526                     2,188,872
                                                                        ----------------------        ----------------------

      Total Property, Plant and
           Equipment - Net                                                          2,609,203                     2,674,266



Other Assets:
  Deferred Income Taxes                                                               279,243                       267,304
  Advance Mining Royalties                                                            113,410                       117,808
  Other                                                                               167,026                       193,000
                                                                        ----------------------        ----------------------

      Total Other Assets                                                              559,679                       578,112
                                                                        ----------------------        ----------------------

      Total Assets                                                   $              3,745,153      $              3,875,026
                                                                        ======================        ======================


   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                     ------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                 (Dollars in thousands, except per share data)


                                                                            (Unaudited)
                                                                             DECEMBER 31,                    JUNE 30,
                                                                                 1999                          1999
                                                                        -----------------------       -----------------------
                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                    $                166,725      $                194,592
  Short-Term Notes Payable                                                             272,265                       345,525
  Current Portion of Long-Term Debt                                                      7,284                        13,752
  Accrued Income Taxes                                                                       -                         2,393
  Other Accrued Liabilities                                                            343,181                       327,813
                                                                        -----------------------       -----------------------
      Total Current Liabilities                                                        789,455                       884,075

Long-Term Debt:
  Long-Term Debt                                                                       287,155                       294,311
  Capital Lease Obligations                                                             16,314                        18,432
                                                                        -----------------------       -----------------------
      Total Long-Term Debt                                                             303,469                       312,743

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                                        1,141,154                     1,177,639
  Pneumoconiosis Benefits                                                              440,730                       473,459
  Mine Closing                                                                         278,672                       278,452
  Workers' Compensation                                                                254,371                       242,888
  Reclamation                                                                           12,662                        14,397
  Other                                                                                275,833                       236,648
                                                                        -----------------------       -----------------------
      Total Deferred Credits and Other Liabilities                                   2,403,422                     2,423,483

Stockholders' Equity:
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized;  80,267,558 Issued
      and 79,554,660 Outstanding at December 31, 1999,
      80,267,558 Issued and Outstanding at June 30, 1999                                   803                           803
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding                                                            -                             -
  Capital in Excess of Par Value                                                       642,947                       642,947
  Retained Earnings Deficit                                                           (385,765)                     (388,063)
  Other Comprehensive Loss                                                              (1,163)                         (962)
  Common Stock in Treasury, at Cost - 712,898 Shares                                    (8,015)                            -
                                                                        -----------------------       -----------------------
      Total Stockholders' Equity                                                       248,807                       254,725
                                                                        -----------------------       -----------------------
      Total Liabilities and Stockholders' Equity                      $              3,745,153      $              3,875,026
                                                                        =======================       =======================



   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
                 (Dollars in thousands, except per share data)

                                                                                         Other                           Total
                                                       Capital in                       Compre-                         Stock-
                                         Common        Excess of       Retained         hensive        Treasury        holders'
                                         Stock         Par Value       Earnings          Loss            Stock          Equity
                                      -------------   -------------  --------------  --------------  --------------  --------------

Balance - June 30, 1999            $           803 $       642,947 $      (388,063)$          (962)$       -       $       254,725
                                      -------------   -------------  --------------  --------------  --------------  --------------

(Unaudited):

  Net Income                               -               -                47,233         -               -                47,233
  Unrealized Loss on Securities
     (net of $127 tax)                     -               -               -                  (201)        -                  (201)
                                      -------------   -------------  --------------  --------------  --------------  --------------

  Comprehensive Income                     -               -                47,233            (201)        -                47,032

  Dividends ($.56 per share)               -               -               (44,873)        -               -               (44,873)
  Treasury Stock Purchased
     (734,200 shares)                      -               -               -               -                (8,302)         (8,302)
  Treasury Stock Issued
     (21,302 shares)                       -               -                   (62)        -                   287             225
                                      -------------   -------------  --------------  --------------  --------------  --------------

Balance - December 31, 1999        $           803 $       642,947 $      (385,765)$        (1,163)$        (8,015)$       248,807
                                      =============   =============  ==============  ==============  ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)


                                                                                 Six Months Ended December 31,
                                                                           ------------------------------------------
                                                                                 1999                     1998
                                                                           -----------------        -----------------
Operating Activities:
     Net Income                                                            $         47,233         $         68,300
     Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
       Depreciation, Depletion and Amortization                                     125,334                  121,023
       Gain on the Sale of Assets                                                    (5,097)                  (5,835)
       Amortization of Advance Mining Royalties                                       6,795                    9,349
       Deferred Income Taxes                                                        (10,767)                 (25,093)
       Changes in Operating Assets:
               Accounts and Notes Receivable                                         (9,842)                  27,596
               Inventories                                                           45,144                    9,438
               Prepaid Expenses                                                       5,729                    1,472
       Changes in Other Assets                                                       26,078                   21,945
       Changes in Operating Liabilities:
               Accounts Payable                                                     (27,867)                  25,345
               Other Operating Liabilities                                            7,319                  (10,309)
       Changes in Other Liabilities                                                 (19,836)                 (19,302)
       Other                                                                          2,135                   12,321
                                                                           -----------------        -----------------
                                                                                    145,125                  167,950
                                                                           -----------------        -----------------
       Net Cash Provided by Operating Activities                                    192,358                  236,250

Investing Activities:
     Capital Expenditures                                                           (64,033)                (135,568)
     Additions to Advance Mining Royalties                                           (2,681)                  (2,230)
     Acquisition of R & P Coal Co. - Net of Cash Acquired                             -                     (100,408)
     Proceeds from Sales of Assets                                                    7,697                    4,720
     Change in Marketable Securities - Net                                            -                      147,960
                                                                           -----------------        -----------------
       Net Cash Used in Investing Activities                                        (59,017)                 (85,526)

Financing Activities:
     (Payments on) Proceeds from Commercial Paper                                   (74,651)                 500,386
     Payments on Miscellaneous Borrowings                                           (15,472)                 (60,471)
     Dividends Paid                                                                 (44,873)                 (80,000)
     Acquisition of Company Shares                                                   (8,302)                (500,000)
                                                                           -----------------        -----------------
       Net Cash Used in Financing Activities                                       (143,298)                (140,085)
                                                                           -----------------        -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                                 (9,957)                  10,639
Cash and Cash Equivalents at Beginning of Period                                     23,559                   20,646
                                                                           -----------------        -----------------
Cash and Cash Equivalents at End of Period                                 $         13,602         $          31,285
                                                                           =================        =================

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

                               DECEMBER 31, 1999
                               -----------------
                 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 and the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the future periods.

The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the transitional period ended June 30, 1999 included in CONSOL Energy Inc.'s (CONSOL Energy) Form 10-K, as filed on September 28, 1999.

CONSOL Energy changed its fiscal year from a year ending December 31 to a year ending June 30. CONSOL Energy had a transitional period ending June 30, 1999. CONSOL Energy's first full fiscal year ending June 30 started July 1, 1999 and ends June 30, 2000. CONSOL Energy has made this change in order to align its fiscal year with that of RWE AG, which beneficially owns through subsidiaries approximately 73% of the outstanding common stock of CONSOL Energy.

NOTE 2 - ACQUISITION:
--------------------

On September 22, 1998, CONSOL Energy purchased 100% of the outstanding stock of the Rochester and Pittsburgh Coal Company (R&P) for $100,408 (net of $49,275 cash acquired). The acquisition has been accounted for as a purchase and, accordingly, the operating results of R&P have been included in CONSOL Energy's consolidated financial statements since the date of acquisition. Pro forma revenues for CONSOL Energy, giving effect to the acquisition of R&P as if it had occurred on July 1, 1998, were $1,271,225 for the six months ended December 31, 1998. The pro forma effect on net income of CONSOL Energy was not material.

NOTE 3 - INCOME TAXES:
----------------------

The following is a reconciliation, stated as a percentage of pretax income of the U. S. statutory federal income tax rate, to CONSOL Energy's effective tax rate:


                                                                      For the Three                       For the Six
                                                                       Months Ended                       Months Ended
                                                                       December 31,                       December 31,
                                                                   1999             1998               1999             1998
                                                              -------------      -----------        ----------      -----------
Statutory U. S. federal income tax rate                             35.0  %          35.0  %           35.0  %          35.0 %
Excess tax depletion                                               (20.0)           (22.3)            (20.0)           (22.1)
Tax settlements                                                    (26.9)               -             (20.3)               -
Adjustment of prior year's taxes                                    (2.2)            (5.0)             (6.2)            (3.4)
Non-conventional fuel tax credit                                       -             (0.6)                -             (0.8)
Net effect of state tax                                              1.7              3.8               1.7              3.2
Net effect of foreign tax                                            0.7             (0.1)              0.7              0.3
Charitable contributions of property at
   fair value                                                          -            (10.0)                -             (7.0)
Other                                                               (0.9)            (2.0)             (0.9)            (1.8)
                                                              -------------      -----------        ----------      -----------
Effective Income Tax Rate                                          (12.6) %          (1.2) %          (10.0) %           3.4 %
                                                              =============      ===========        ==========      ===========

The provision for income taxes is adjusted at the time the returns are filed. These adjustments decreased income tax expense by $1,712 for the three months ended December 31, 1999 and $3,654 for the six months ended December 31, 1999. These adjustments decreased income tax expense by $3,927 in the three months and six months ended December 31, 1998.

In the three months and six months ended December 31, 1999, CONSOL Energy received a $7,861 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994.

NOTE 4 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                                                        December 31,                       June 30,
                                                          1999                               1999
                                                  ----------------------             ----------------------
Coal                                              $               85,463             $              127,019
Merchandise for resale                                            34,869                             36,614
Supplies                                                          41,519                             43,362
                                                  ----------------------             ----------------------
Total Inventories                                 $              161,851             $              206,995
                                                  ======================             ======================

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

A public utility filed suit against CONSOL Energy alleging breach of a long-term coal supply contract based upon CONSOL Energy's refusal to agree to reductions in the price for coal under the contract's "gross inequities" clause. Damages claimed, including interest, are approximately $190,000. On August 31, 1998, CONSOL Energy was awarded a summary judgment dismissing the claims against it. The public utility appealed the court's order dismissing the suit. On August 27, 1999, the United States Court of Appeals for the Eighth Circuit affirmed the judgment of the district court. The appeal period has expired and the ruling of the Eighth Circuit is final. CONSOL Energy had not accrued any liability associated with this action.

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

NOTE 6 - SEGMENT INFORMATION:
----------------------------

Industry segment results for the three months ended December 31, 1999:


                                                                            Industrial
                                                                            Supplies &                                Consoli-
                                                          Coal              Equipment           Elimination             dated
                                                    -----------------    -----------------    -----------------   ------------------

Sales - outside                                   $          502,572   $           34,537   $        -          $           537,109
Sales - related companies                                   -                    -                   -                    -
Intersegment transfers                                      -                      17,313              (17,313)           -
                                                    -----------------    -----------------    -----------------   ------------------


     Total Sales                                  $          502,572   $           51,850   $          (17,313) $           537,109
                                                    =================    =================    =================   ==================


Earnings before income taxes                      $           34,247   $           (1,838)                      $            32,409
Income taxes (benefit)                                        (3,375)                (722)                                   (4,097)

                                                    -----------------    -----------------                        ------------------


Net Income (Loss)                                 $           37,622   $           (1,116)                      $            36,506
                                                    =================    =================                        ==================


Segment assets                                    $        3,687,399   $           57,754                       $         3,745,153
                                                    =================    =================                        ==================

Depreciation, depletion
     and amortization                             $           63,982   $              262                       $            64,244
                                                    =================    =================                        ==================

Additions to property, plant
     and equipment                                $           40,462   $              128                       $            40,590
                                                    =================    =================                        ==================



Industry segment results for the three months ended December 31, 1998:


                                                                            Industrial
                                                                            Supplies &                                Consoli-
                                                          Coal              Equipment           Elimination             dated
                                                    -----------------    -----------------    -----------------   ------------------

Sales - outside                                   $          569,525   $           20,862   $        -          $           590,387
Sales - related companies                                      5,764               19,216            -                       24,980
Intersegment transfers                                     -                       20,693              (20,693)           -
                                                    -----------------    -----------------    -----------------   ------------------


     Total Sales                                  $          575,289   $           60,771   $          (20,693) $           615,367
                                                    =================    =================    =================   ==================


Earnings before income taxes                      $           47,432   $            1,922                       $            49,354
Income taxes (benefit)                                        (1,260)                 674                                      (586)

                                                    -----------------    -----------------                        ------------------


Net Income                                        $           48,692   $            1,248                       $            49,940
                                                    =================    =================                        ==================


Segment assets                                    $        3,802,961   $           60,429                       $         3,863,390
                                                    =================    =================                        ==================

Depreciation, depletion
     and amortization                             $           62,766   $              243                       $            63,009
                                                    =================    =================                        ==================

Additions to property, plant
     and equipment                                $           65,829   $              375                       $            66,204
                                                    =================    =================                        ==================



Industry segment results for the six months ended December 31, 1999:


                                                                  Industrial
                                                                  Supplies &                                   Consoli-
                                               Coal               Equipment           Elimination               dated
                                        --------------------   -----------------    -----------------    ---------------------
Sales - outside                       $           1,011,845  $           70,433   $         -          $            1,082,278
Sales - related companies                                43            -                    -                              43
Intersegment transfers                           -                       34,259              (34,259)                       -
                                        --------------------   -----------------    -----------------    ---------------------

     Total Sales                      $           1,011,888  $          104,692   $          (34,259)  $            1,082,321
                                        ====================   =================    =================    =====================

Earnings before income taxes          $              45,414  $           (2,480)                       $               42,934
Income taxes (benefit)                               (3,235)             (1,064)                                       (4,299)
                                        --------------------   -----------------                         ---------------------

Net Income (Loss)                     $              48,649  $           (1,416)                       $               47,233
                                        ====================   =================                         =====================

Segment assets                        $           3,687,399  $           57,754                        $            3,745,153
                                        ====================   =================                         =====================
Depreciation, depletion
     and amortization                 $             124,816  $              518                        $              125,334
                                        ====================   =================                         =====================
Additions to property, plant
     and equipment                    $              64,560  $              254                        $               64,814
                                        ====================   =================                         =====================

Industry segment results for the six months ended December 31, 1998:


                                                                       Industrial
                                                                     Supplies &                                    Consoli-
                                                     Coal               Equipment           Elimination             dated
                                             --------------------   -----------------    -----------------    -------------------
 Sales - outside                           $           1,066,795  $           44,401  $          -         $           1,111,196
 Sales - related companies                                11,966              38,783             -                        50,749
 Intersegment transfers                               -                       41,482              (41,482)                     -
                                             --------------------   -----------------    -----------------    -------------------

      Total Sales                          $           1,078,761  $          124,666  $           (41,482) $           1,161,945
                                             ====================   =================    =================    ===================

 Earnings before income taxes              $              68,897  $            1,800                       $              70,697
 Income taxes                                              1,744                 653                                       2,397
                                             --------------------   -----------------                         -------------------

 Net Income                                $              67,153  $            1,147                       $              68,300
                                             ====================   =================                         ===================

 Segment assets                            $           3,802,961  $           60,429                       $           3,863,390
                                             ====================   =================                         ===================
 Depreciation, depletion
      and amortization                     $             120,523  $              500                       $             121,023
                                             ====================   =================                         ===================
 Additions to property, plant
      and equipment                        $             385,509  $              626                       $             386,135  A
                                             ====================   =================                         ===================


A  Includes $248,879 acquired from Rochester and Pittsburgh Coal Company.

NOTE 7 - SUBSEQUENT EVENT:
-------------------------

On January 21, 2000, CONSOL Energy agreed to purchase the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI), and an MCN subsidiary that owns a 50% percent interest in Cardinal States Gathering Company
(CSGC) from MCN Energy Group Inc. for approximately $170,000, pending governmental approvals. These companies own gas production and pipeline properties in southwestern Virginia and currently produce 70 million cubic feet per day of pipeline quality methane gas. BPC is estimated to hold approximately 275 billion cubic feet of proven coalbed methane gas reserves.

This transaction will be accounted for under the purchase method. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed, based upon the fair values at the date of the acquisition. CONSOL Energy's financial statements will include the results of the purchase from the date of acquisition.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

General

CONSOL Energy coal sales for the quarter ended December 31, 1999 were 1.5%, or
0.3 million tons, lower than the 20.2 tons we had expected because of shortfalls in available barge or rail transportation and because of mild weather conditions in many of our market areas.

During the quarter, we reduced inventories of coal by about 0.3 million tons. Since the beginning of our fiscal year on July 1, 1999, we have reduced inventories 2.4 million tons. This reflects our efforts to reduce our production of coal to levels consistent with current market demand.

Compared with the same period a year ago, revenue and net income are less primarily because of the expiration of higher-priced contracts that we had for coal sales and generally lower market prices for coal.

To offset lower prices, CONSOL Energy has implemented strategies to reduce costs. We have imposed spending limits on our mining operations and deferred capacity expansion projects, reducing planned capital expenditures.

CONSOL Energy has engaged an outside consultant to review administrative and research staff functions. The purpose of the review is to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term.

CONSOL Energy has also engaged an outside consultant to review its business processes and the information technology supporting those processes. The purpose of the study is to assess the need to supplement or replace core business systems and to provide cost-effective strategic software direction to meet future core business needs.

It is anticipated that these studies will be completed before June 30, 2000. Decisions to be made by management as the result of these studies could affect future earnings. It is not currently possible to estimate the potential outcome of these assessments or their impact on our financial position and results of operations in any given quarter or year.

During the quarter just ended, we completed the permanent closing of the Keystone and Helvetia mining complexes. These two complexes consisted of five small underground mines and a surface mine ran by a contractor. In the aggregate, the two complexes had an annual production capacity of about 3.8 million tons. Coal from the two complexes was sold to two electric generating stations. Contracts have been renegotiated with both customers to allow approximately the same coal volumes to be supplied from other CONSOL Energy mines.

Results of Operations

Second Quarter 1999/2000 Compared with Second Quarter 1998/1999
Net Income

CONSOL Energy's net income for the three months ended December 31, 1999 (the 1999 period) was $37 million compared with $50 million for the three months ended December 31, 1998 (the 1998 period). The decrease of $13 million primarily was due to reduced coal prices and reduced sales volumes, offset by a decrease in income tax provisions.

Revenue

Sales decreased 12.7% to $537 million for the 1999 period from $615 million for the 1998 period.

Revenues from the sale of Produced Coal decreased $64 million, or 12.2% to $463 million in the 1999 period from $527 million in the 1998 period. Sales volumes of Produced Coal were 18.9 million tons in the 1999 period, a decrease of 1.3 million tons or 6.4% from the 1998 period. This was primarily due to the mild weather at the beginning of the quarter, and limited rail and barge availability. Average sales price per ton of produced coal sold decreased 6.2% to $24.46 per ton for the 1999 period from $26.07 per for the 1998 period. The decline in average sale prices was primarily due to higher-priced contract expirations and weaker spot prices compared to the same period last year.

Revenues from the sale of Purchased Coal decreased by $11 million, or 28.4% to
$28 million in the 1999 period from $39 million in the 1998 period.   Sales
volumes were 1.0 million tons in the 1999 period, a decrease of 0.1 million tons or 10.8% from the 1998 period. Average sales price per ton decreased 19.8% to $27.27 per ton for the 1999 period from $33.98 for the 1998 period. The volume and price declines were primarily due to lower sales at a Belgium subsidiary and expiration of purchased coal contracts acquired with the Rochester & Pittsburgh Coal Company acquisition in September 1998.

Industrial supply sales decreased $5 million, or 13.8% to $35 million in the 1999 period from $40 million in the 1998 period due to reduced volumes.

The reduction in related party sales reflect the recategorization of sales to E.
I. Du Pont de Nemours and Company (DuPont) from related party sales to outside sales due to the purchase of CONSOL Energy's shares from DuPont Energy Company (DuPont Energy) in November 1998.

Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income and miscellaneous income, decreased 34.7% to $11 million in the 1999 period from $17 million in the 1998 period. The decrease of $6 million was primarily due to a decrease in the gain on sale of assets, and a decrease in interest income resulting from a lower level of investment in marketable securities.

Costs

Cost of goods sold and other operating charges decreased 13.5% to $378 million in the 1999 period compared to $437 million in the 1998 period.

Cost of goods sold for Produced Coal was $293 million for the 1999 period, a decrease of $12 million, or 4.1% from the 1998 period. This primarily reflects a decrease due to reduced volumes.

Purchased Coal costs decreased 29.6% to $27 million in the 1999 period compared to $38 million in the 1998 period. The $11 million decrease was due mainly to a decrease of $4 million due to reduced volumes, and a decrease of $7 million due to reduced cost per ton purchased.

Industrial supplies cost of goods sold decreased 9.2% to $53 million in the 1999 period from $58 million in the 1998 period. The $5 million decrease was due to reduced sales.

Idle mine cost expense was $5 million in the 1999 period, compared to income of $4 million in the 1998 period. The increase of $9 million was primarily due to the Loveridge, Powhatan and Ohio #11 mines being idle in the 1999 period, and a reversal of mine-closing liabilities related to a property disposition in the 1998 period.

Other cost of goods sold and other operating charges were $1.0 million in the 1999 period compared to $40.3 million in the 1998 period, a decrease of $39.3 million. Retiree medical charges declined $4.9 million, medical costs declined
$5.2 million, and claim accruals declined $4.1 million.   In the 1998 period
these charges also included a $13.9 million property donation.

Selling, general and administrative expenses increased 3.5% to $15 million in the 1999 period compared to $14 million in the 1998 period. The increase of $1 million was primarily due to increased professional service fees related to the review of the administrative staff functions and the information systems.

Depreciation, depletion and amortization expense increased 2.0% to $64 million in the 1999 period compared to $63 million in the 1998 period. The increase of $1 million was primarily due to depreciation expense related to assets placed in service after the 1998 period.

Interest expense decreased 19.9% to $13 million for the 1999 period compared to $16 million for the 1998 period. The decrease of $3 million was due primarily to lower average debt levels outstanding during the 1999 period compared to the 1998 period. Higher debt levels in the 1998 period resulted from the issuance of commercial paper to finance the purchase of CONSOL Energy's common stock from DuPont Energy in November 1998. Lower debt levels in the 1999 period resulted from the use of the Initial Public Offering proceeds to reduce debt.

Taxes other than income decreased 13.4% to $46 million for the 1999 period compared to $53 million for the 1998 period. The decrease of $7 million was due primarily to decreased black lung excise taxes due to overall lower production tons and decreased West Virginia severance taxes due to lower production in that state.

Income Taxes

Income taxes were a $4.1 million benefit in the 1999 period compared to a $0.6 million benefit in the 1998 period. The increased benefit was due primarily to the recording of a $7.9 million benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994 and the recording of a $1.7 million benefit resulting from filing various state tax returns for the period January 1, 1998 through December 31, 1998 in the 1999 period.

Six Months Ended December 31, 1999 Compared with Six Months Ended December 31, 1998

Net Income

CONSOL Energy's net income for the six months ended December 31, 1999 (the YTD 1999 period) was $47 million compared with $68 million for the six months ended December 31, 1998 (the YTD 1998 period). The decrease of $21 million primarily was due to reduced coal prices offset in part by reduced provisions for income taxes.

Revenue

Sales decreased 6.9% to $1,082 million for the YTD 1999 period from $1,162 million for the YTD 1998 period.

Revenues from the sale of Produced Coal decreased by $65 million, or 6.5% to $933 million in the YTD 1999 period from $998 million in the YTD 1998 period. Produced Coal sales volumes were 38.5 million tons in the YTD 1999 period, approximately the same as the YTD 1998 period. Average sales prices decreased 6.6% to $24.22 per ton for the YTD 1999 period from $25.94 per ton for the YTD 1998 period. The decrease in average sales price was due primarily to higher-priced contract expirations and weaker spot prices compared to the same period last year.

Revenues from the sale of Purchased Coal decreased by $5 million, or 8.7% to $55
million in the YTD 1999 period from $60 million in the YTD 1998 period.   Sales
volumes were 1.9 million tons in the YTD 1999 period, an increase of 7.3% for the YTD 1999 period. The increase was due mainly to increased volumes added with the September 22, 1998 acquisition of Rochester & Pittsburgh Coal Company (R&P) in the first half of the YTD 1999 period, offset in part by reduced sales
at a Belgium subsidiary.   Average sales prices decreased 14.9% to $29.23 per
ton for the YTD 1999 period from $34.35 for the YTD 1998 period due to an overall decline in the export market.

Industrial supply sales decreased $13 million, or 15.3% to $70 million in the YTD 1999 period from $83 million in the YTD 1998 period due to reduced sales volumes.

The reduction in related party sales reflect the recategorization of sales to E.
I. Du Pont de Nemours and Company (DuPont) from related party sales to outside sales due to the purchase of CONSOL Energy's shares from DuPont Energy Company (DuPont Energy) in November 1998.

Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income and miscellaneous income, decreased 20.4% to $22 million in the YTD 1999 period from $28 million in the YTD 1998 period. The decrease of $6 million was primarily due to a decrease in interest income resulting from a lower level of investment in marketable securities and decreased gain on sales of assets.

Costs

Cost of goods sold and other operating charges decreased 6.1% to $795 million in the YTD 1999 period compared to $847 million in the YTD 1998 period.

Industrial supplies cost of goods sold decreased 12.7% to $106 million in the YTD 1999 period from $122 million in the YTD 1998 period. The $16 million decrease was due to reduced sales.

Cost of goods sold for company produced coal was $614 million for the YTD 1999 period, a decrease of $5 million, or 0.8% from the YTD 1998 period. The decrease was primarily due to decreased costs at mine operations.

Purchased coal costs decreased 9.9% to $54 million in the YTD 1999 period from $60 million in the YTD 1998 period. The $6 million decrease was due mainly to a decrease of $10 million because of reduced prices, and an increase of $4 million due to increased volume.

Idle mine costs increased to $15 million in the YTD 1999 period from income of $2 million in the YTD 1998 period. The increase of $17 million was primarily due to the Loveridge, Powhatan and Ohio #11 mines being idle in the YTD 1999 period, and a reversal of mine-closing liabilities related to a property disposition in the YTD 1998 period.

Other cost of goods sold and other charges were $5.8 million in the YTD 1999 period compared to $48.6 million in the YTD 1998 period, a decrease of $42.8 million. Retiree medical charges declined $6.7 million, medical costs declined $5.6 million, and claim accruals declined $5.5 million. In the YTD 1998 period these charges also included a $13.9 million property donation.

Selling, general and administrative expenses increased 6.3% to $29 million in the YTD 1999 period compared to $27 million in the 1998 period. The increase of $2 million was primarily due to increased professional service fees related to the review of the administrative staff functions and the information systems.

Depreciation, depletion and amortization expense increased 3.6% to $125 million in the YTD 1999 period compared to $121 million in the YTD 1998 period. The increase of $4 million was primarily due to the increase in depreciation and depletion related to the assets acquired with the R&P acquisition and the additional depreciation expense related to assets placed in service after the YTD 1998 period.

Interest expense remained stable at $25 million for the YTD 1999 and YTD 1998 periods. In November 1998, CONSOL Energy issued commercial paper to finance the purchase of CONSOL Energy's common stock from DuPont Energy. The debt levels have subsequently been reduced through the use of the initial public offering proceeds as well as operating cash flow.

Taxes other than income decreased 12.1% to $87 million for the YTD 1999 period compared to $99 million for the YTD 1998 period. The decrease of $12 million was due primarily to decreased black lung excise taxes due to overall lower production tons and decreased West Virginia severance taxes due to lower production in that state. The decrease is also due to reduced property taxes due to reduced assessments on closed operations.

Income Taxes

Income taxes were a $4.3 million benefit in the YTD 1999 period compared to a $2.4 million expense in the YTD 1998 period. The benefit was due primarily to the recording of a $7.9 million benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994 and the recording of a $3.6 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1998 through December 31, 1998 in the YTD 1999 period. These benefits were offset by the tax expense on the 1999 taxable earnings.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt-service obligations from cash generated from operations. CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal industry and financial, business and other factors, some of which are beyond CONSOL Energy's control.

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

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $249 million at December 31, 1999 and $255 million at June 30, 1999. A quarterly dividend was declared on July 20, 1999 of $0.28 per share of common stock for shareholders of record on August 4, 1999. This dividend was paid on September 2, 1999. A quarterly dividend of $0.28 per share was declared on October 27, 1999, payable to shareholders of record on November 8, 1999. This dividend was paid on November 22, 1999. A quarterly dividend was declared on January 25, 2000 of $0.28 per share of common stock for shareholders of record on February 10, 2000. This dividend is payable on February 28, 2000. The Board of Directors currently intends to pay quarterly dividends on the common stock. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy's ability to pay cash dividends.


CONSOL Energy Share Repurchases

Effective August 23, 1999, CONSOL Energy announced that it would begin a share repurchase program of up to 1,000,000 shares of CONSOL Energy's Common Stock. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of December 31, 1999, CONSOL Energy had repurchased in open market transactions on the New York Stock Exchange 434,200 shares at an average price of $12.31 per share. As of February 1, 2000, CONSOL Energy had repurchased a total of 682,100 shares in open market transactions on the New York Stock Exchange at the average price of $11.95 per share.

On November 30, 1999, CONSOL Energy purchased 300,000 shares of its common stock for $2.9 million, or $9.75 per share, as part of a larger private transaction. The shares had been beneficially owned by E. I. du Pont de Nemours and Company (DuPont). As of November 30, 1999, DuPont had sold all of its 3,264,201 shares of common stock of CONSOL Energy.

Cash Flows

Net cash provided by operating activities was $192 million in the six months ended December 31,1999 (the YTD 1999 period) compared to $236 million in the six months ended December 31, 1998 (the YTD 1998 period). The change in net cash provided by operating activities reflects decreases in net income, liquidation of inventories, and liquidation of accounts receivables and changes in operating liabilities.

Net cash used in investing activities was $59 million in the YTD 1999 period compared to $86 million in the YTD 1998 period. The change in net cash used in investing activities reflects the purchase of R&P and the sale of marketable securities in the YTD 1998 period. In addition, capital expenditures in the YTD 1999 period were $64 million compared with $136 million in the YTD 1998 period. The reduction in capital expenditures was primarily due to deferring expansion projects and curtailing capital expenditures as part of the cost reduction efforts which have been implemented by CONSOL Energy. On January 21, 2000, CONSOL Energy agreed to purchase the stock of Buchanan Production Company, MCNIC Oakwood Gathering Inc., and an MCN subsidiary for approximately $170 million. These companies own gas production and pipeline properties in southwestern Virginia. The closing is contingent on the satisfaction of certain conditions including obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The acquisition will be financed by the issuance of commercial paper.

Net cash used in financing activities was $143 million in the YTD 1999 period compared with $140 million in the YTD 1998 period. The change in net cash used in financing activities reflects the payments made on outstanding commercial paper in the YTD 1999 period compared to the proceeds from issuance of commercial paper in the YTD 1998 period. This increase use in cash was offset in part by the expenditure to purchase shares of CONSOL's common stock from DuPont Energy in the YTD 1998 period, as well as the scheduled retirement of a long-term note in the YTD 1998 period. Also, a $45 million dividend was paid in the YTD 1999 period compared to an $80 million paid in the YTD 1998 period. The YTD 1999 period reflects CONSOL Energy's current policy of paying quarterly dividends. The YTD 1998 period reflects an annual dividend payment for the twelve months ended December 1998.

Debt

At December 31, 1999, CONSOL Energy had total long-term debt of $311 million, including current portion of long-term debt of $7 million. Such long-term debt consisted of:

 . an aggregate principal amount of $156 million of unsecured notes which bear interest at rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,

 . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,

 . an aggregate principal amount of $2 million of variable rate notes due at various dates through 2001,

 .  $28 million in advance royalty commitments,

 . an aggregate principal amount of $1 million of notes maturing at various dates through 2031 and

 .  an aggregate principal amount of $21 million of capital leases.

At December 31, 1999, CONSOL Energy had an aggregate principal amount of $272 million of commercial paper outstanding which had maturities ranging up to 93 days with interest at varying rates ranging from 6.54% to 6.66% per annum.

Impact of Year 2000 Issue

CONSOL Energy experienced no significant system problems, internal or external, related to year 2000 issues. Utility customers continued to purchase coal, CONSOL Energy was able to access its bank accounts and receive payments, transportation providers made timely coal shipments to customers. CONSOL Energy's mines and processing plants continued to operate and no significant coal mining or processing disruptions occurred related to the year 2000 issue. Costs related to year 2000 readiness in the quarter ended December 31, 1999 were immaterial. Based on experience to date, no significant problems are anticipated to occur in the future related to this issue.

Forward-Looking Statements

CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; actions of CONSOL Energy's competitors and CONSOL Energy's ability to respond to such actions; risks inherent in mining including geological conditions and mine accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these canidates as part of its acquisition strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 1999, CONSOL Energy had outstanding $309 million aggregate principal amount of debt under fixed-rate instruments and $274 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At December 31, 1999, CONSOL Energy had an aggregate of $272 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 5.73% per annum during the six months ended December 31, 1999. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the six months ended December 31, 1999 by approximately $2 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material litigation has been filed against CONSOL Energy during the three months ended December 31, 1999, and other than noted, there have been no material changes in legal proceedings previously disclosed by CONSOL Energy. See Part I, Item 1. Financial Statements-Note 5.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 17, 1999, CONSOL Energy held its first annual shareholder meeting and two proposals were approved. The proposal to elect a board of directors and the proposal to ratify the appointment of Ernst & Young LLP as the independent accountants for the Fiscal Year July 1, 1999 through June 30, 2000 were approved by a vote of the shareholders of CONSOL Energy.

ITEM 5.  OTHER INFORMATION

Gas Acquisition

On January 21, 2000, CONSOL Energy agreed to purchase the stock of Buchanan Production Company, MCNIC Oakwood Gathering Inc., and an MCN subsidiary for approximately $170 million. These companies own southwestern Virginia gas production and pipeline properties. The closing is contingent on the satisfaction of certain conditions including obtaining clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The acquisition will be financed by the issuance of commercial paper.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                        Page
                                                                                        -----
Condensed Consolidated Statements of Income for the three months and six months ended
 December 31, 1999 and December 31, 1998...............................................   3

Condensed Consolidated Balance Sheets at December 31, 1999 and June 30, 1999...........   4

Condensed Consolidated Statements of Stockholders' Equity for the six months ended
 December 31, 1999.....................................................................   6

Condensed Consolidated Statements of Cash Flows for the six months ended December 31,
 1999 and December 31, 1998............................................................   7

Notes to Condensed Consolidated Financial Statements...................................   8


a   (2)  Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

a   (3)  Exhibits filed as part of this Report:

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


                               CONSOL ENERGY INC.



Date:    February 14, 2000

                                    By: /s/ R. Zimmermann
                                    ___________________________
                                    R. Zimmermann,
                                    Executive Vice President



Date:    February 14, 2000

                                    By: /s/ M. F. Nemser
                                    ________________________
                                    M. F. Nemser
                                    Vice President and Treasurer
                                    (Chief Financial Officer)



Date:    February 14, 2000

                                    By: /s/ W. J. Lyons
                                    ___________________________
                                    William J. Lyons,
                                    Vice President and Controller
                                    (Principal Financial and Accounting Officer)