Form 10-Q
period 2000-03-31
CONSOL ENERGY INC
filed 2000-05-10
CIK 1070412

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------
                                      or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-14901
                        ---------

                              CONSOL Energy Inc.
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                        51-0337383
          --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        300 Delaware Avenue, Suite 567, Wilmington, Delaware 19801-1622
        ---------------------------------------------------------------
                   (Address or principal executive offices)
                                  (Zip Code)

                                (412) 831-4000
               ------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----        _____

As of May 8, 2000, there were 78,599,285 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

                                                                              Page
                                                                              ----
ITEM 1.   CONDENSED FINANCIAL STATEMENTS

          Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999 and the nine months ended
          March 31, 2000 and 1999...........................................   3

          Condensed Consolidated Balance Sheets at March 31, 2000
          and June 30, 1999.................................................   4

          Condensed Consolidated Statements of Stockholders' Equity for the
          nine months ended March 31, 2000..................................   6

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended March 31, 2000 and 1999..............................   7

          Notes to Unaudited Condensed Consolidated Financial Statements....   8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION.....................  14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK.................................................  25

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.................................................  25

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.........................  25

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES...................................  25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  25

ITEM 5.   OTHER INFORMATION.................................................  26

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K..................................  26

                                    PART 1
                             FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS


                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (Unaudited)
                (Dollars in thousands, except per share data)


                               Three Months Ended       Nine Months Ended
                                    March 31,                March 31,
                            ------------------------   -------------------------
                                2000         1999          2000          1999
                            -----------  -----------   -----------   -----------
Sales - Outside             $   507,752  $   563,056   $ 1,590,030   $ 1,674,253
Sales - Related Parties           3,264        4,437         3,307        55,186
Other Income                     26,454       10,949        48,806        39,023

                            -----------   ----------    ----------   -----------
     Total Revenue              537,470      578,442     1,642,143     1,768,462

Cost of Goods Sold and Other

     Operating Charges          370,617      397,503     1,164,204     1,244,469
Selling, General and
Administrative Expense           13,696       13,582        42,801        40,971
Depreciation, Depletion and
     Amortization                62,985       62,203       188,319       183,226
Interest Expense                 14,583       16,481        39,957        41,838
Taxes Other Than Income          45,895       56,364       132,567       154,952
Restructuring Costs (Note 3)      9,609            -        11,276             -
                            -----------  -----------   -----------  ------------
     Total Costs                517,385      546,133     1,579,124     1,665,456

                            -----------  -----------   -----------  ------------

Earnings Before Income
Taxes                            20,085       32,309       63,019        103,006

Income Taxes(Benefit)
 (Note 4)                        (2,885)       6,704       (7,184)         9,101
                            -----------  -----------   -----------  ------------

     Net Income             $    22,970  $    25,605   $    70,203   $    93,905
                            ===========  ===========   ===========   ===========

Earnings Per Share          $      0.29  $      0.44   $      0.88   $      1.15
                            ===========  ===========   ===========   ===========

Weighted Average Number of
  Common Shares Outstanding  79,217,730   57,667,558    79,792,170    81,370,743
                            ===========  ===========   ===========   ===========

Dividends Per Share         $      0.28  $         -   $      0.84   $      0.98
                            ===========  ===========   ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                 (Dollars in thousands, except per share data)


                                              (Unaudited)
                                               MARCH 31,      JUNE 30,
                                                 2000           1999
                                              -----------    ---------

                             ASSETS

Current Assets:

  Cash and Cash Equivalents                   $  14,826      $   23,559
  Accounts and Notes Receivable:
      Trade                                     240,708         241,054
      Related Parties                               247             743
      Other                                      42,528          21,030
  Inventories (Note 5)                          164,572         206,995
  Recoverable Income Taxes                        3,513            -
  Deferred Income Taxes                          94,253          94,575
  Prepaid Expenses                               24,776          34,692
                                              ---------       ---------

      Total Current Assets                      585,423         622,648


Property, Plant and Equipment:

  Property, Plant and Equipment                 4,878,409       4,863,138
  Less - Accumulated Depreciation,
     Depletion and Amortization                 2,294,984       2,188,872
                                              -----------     -----------
      Total Property, Plant and
           Equipment - Net                      2,583,425       2,674,266


Other Assets:

  Deferred Income Taxes                           293,804         267,304
  Advance Mining Royalties                        110,840         117,808
  Investments in Affiliates                       163,683           1,942
  Other                                           162,462         191,058
                                              -----------     -----------

      Total Other Assets                          730,789         578,112
                                              -----------     -----------

      Total Assets                            $ 3,899,637     $ 3,875,026
                                              ===========     ===========

    The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                 (Dollars in thousands, except per share data)



                                                                             (Unaudited)
                                                                              MARCH 31,                      JUNE 30,
                                                                                 2000                          1999
                                                                     -----------------------          --------------------
                           LIABILITIES AND
                        STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                    $              138,110            $          194,592
  Short-Term Notes Payable                                                           451,305                       345,525
  Current Portion of Long-Term Debt                                                    7,101                        13,752
  Accrued Income Taxes                                                                     -                         2,393
  Other Accrued Liabilities                                                          361,012                       327,813
                                                                       ---------------------        ----------------------
      Total Current Liabilities                                                      957,528                       884,075

Long-Term Debt:
  Long-Term Debt                                                                     287,130                       294,311
  Capital Lease Obligations                                                           15,347                        18,432
                                                                       ---------------------        ----------------------
      Total Long-Term Debt                                                           302,477                       312,743

Deferred Credits and Other Liabilities:

  Postretirement Benefits Other Than Pensions                                      1,146,423                     1,177,639
  Pneumoconiosis Benefits                                                            433,443                       473,459
  Mine Closing                                                                       278,391                       278,452
  Workers' Compensation                                                              253,367                       242,888
  Reclamation                                                                         11,884                        14,397
  Other                                                                              275,593                       236,648
                                                                       ---------------------        ----------------------
      Total Deferred Credits and Other Liabilities                                 2,399,101                     2,423,483

Stockholders' Equity:
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized;  80,267,558 Issued
      and 78,781,685 Outstanding at March 31, 2000,
      80,267,558 Issued and Outstanding at June 30, 1999                                 803                           803
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding                                                          -                             -
  Capital in Excess of Par Value                                                     642,947                       642,947
  Retained Earnings Deficit                                                         (384,982)                     (388,063)
  Other Comprehensive Loss                                                            (1,346)                         (962)
  Common Stock in Treasury, at Cost - 1,485,873 Shares                               (16,891)                            -
                                                                       ---------------------        ----------------------

      Total Stockholders' Equity                                                     240,531                       254,725
                                                                       ---------------------        ----------------------

      Total Liabilities and Stockholders' Equity                       $           3,899,637        $            3,875,026
                                                                       =====================        ======================

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           ---------------------------------------------------------
               (Dollars in thousands, except per share data)

                                                                                Other                         Total
                                               Capital in       Retained        Compre-                       stock-
                                  Common       Excess of        Earnings        hensive       Treasury        holders'
                                   Stock       Par Value        Deficit         Loss           Stock          Equity
                               ----------    ------------      ----------     ---------      ----------      ----------
Balance - June 30, 1999        $     803     $  642,947        $ (388,063)    $    (962)     $        -      $  254,725
                               ----------    ------------      ----------     ---------      ----------      ----------

(Unaudited):

  Net Income                           -              -            70,203             -               -          70,203
  Unrealized Loss on Securities
     (net of $243 tax)                 -              -                 -          (384)              -            (384)
                               ----------    ------------      ----------     ---------      ----------      ----------
  Comprehensive Income                 -              -            70,203          (384)              -          69,819

  Dividends ($.84 per share)           -              -           (67,060)            -               -         (67,060)
  Treasury Stock Purchased
     (1,507,700 shares)                -              -                 -             -         (17,184)        (17,184)
  Treasury Stock Issued
     (21,827 shares)                   -              -              (62)             -             293             231
                               ----------    ------------      ----------     ---------      ----------      ----------
Balance - March 31, 2000       $     803     $  642,947        $ (384,982)    $  (1,346)     $  (16,891)     $  240,531
                               ===========   ============      ==========     =========      ==========      ==========

     The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                                               Nine Months Ended March 31,
                                                                           -----------------------------------
                                                                               2000                   1999
                                                                           ------------           ------------
Operating Activities:
     Net Income                                                            $     70,203           $     93,905
     Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
       Depreciation, Depletion and Amortization                                 188,319                183,226
       Gain on the Sale of Assets                                               (21,236)                (6,340)
       Amortization of Advance Mining Royalties                                  12,730                 12,498
       Deferred Income Taxes                                                    (25,935)               (28,072)
       Equity in Earnings of Affiliates                                            (245)                     -
       Changes in Operating Assets:
               Accounts and Notes Receivable                                    (18,427)                36,511
               Inventories                                                       42,423                (32,322)
               Prepaid Expenses                                                   4,596                 (7,037)
       Changes in Other Assets                                                   10,352                 25,786
       Changes in Operating Liabilities:
               Accounts Payable                                                 (51,233)               (17,399)
               Other Operating Liabilities                                       26,941                 15,135
       Changes in Other Liabilities                                             (25,916)               (20,732)
       Other                                                                      4,186                 11,209
                                                                           ------------           ------------
                                                                                146,555                172,463
                                                                           ------------           ------------
       Net Cash Provided by Operating Activities                                216,758                266,368
Investing Activities:
     Capital Expenditures                                                       (92,703)              (158,445)
     Additions to Advance Mining Royalties                                       (5,114)                (4,556)
     Acquisition of R & P Coal Co. - Net of Cash Acquired                             -               (100,408)
     Acquisition of Gas Properties - MCN Energy Group Inc.                     (160,049)                     -
     Investment in Affiliates                                                      (104)                     -
     Proceeds from Sales of Assets                                               28,424                  6,171
     Change in Marketable Securities - Net                                            -                147,960
                                                                           ------------           ------------
       Net Cash Used in Investing Activities                                   (229,546)              (109,278)
Financing Activities:
     Proceeds from Commercial Paper                                             105,880                592,812
     Payments on Miscellaneous Borrowings                                       (17,587)               (64,078)
     Payments on Long Term Notes                                                      -               (100,000)
     Dividends Paid                                                             (67,054)               (80,000)
     Acquisition of Company Shares                                              (17,184)              (500,000)
                                                                           ------------           ------------
       Net Cash Provided by (Used in) Financing Activities                        4,055               (151,266)
                                                                           ------------           ------------
Net (Decrease) Increase in Cash and Cash Equivalents                             (8,733)                 5,824
Cash and Cash Equivalents at Beginning of Period                                 23,559                 20,646
                                                                           ------------           ------------
Cash and Cash Equivalents at End of Period                                 $     14,826           $     26,470
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         --------------------------------------------------------------

                                 MARCH 31, 2000
                                 --------------
                 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the future periods.

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

CONSOL Energy changed its fiscal year from a year ending December 31 to a year ending June 30. CONSOL Energy had a transitional period ending June 30, 1999. CONSOL Energy's first full fiscal year ending June 30 started July 1, 1999 and ends June 30, 2000. CONSOL Energy has made this change in order to align its fiscal year with that of RWE AG, which beneficially owns through subsidiaries approximately 74% of the outstanding common stock of CONSOL Energy.

NOTE 2 - ACQUISITION:
--------------------

On February 25, 2000, CONSOL Energy acquired the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI), and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group Inc. for approximately $160,000. These companies own gas production and pipeline properties in southwestern Virginia and currently produce 70 million cubic feet per day of pipeline quality methane gas. BPC is estimated to hold approximately 275 billion cubic feet of proven coalbed methane gas reserves.

The acquisition has been accounted for under the purchase method. Accordingly, the preliminary purchase price has been allocated to the assets acquired and liabilities assumed, based upon the fair values at the date of the acquisition. The acquisition included a 50% interest in CSGC, in which CONSOL Energy previously owned a 25% interest. CONSOL Energy does not exercise majority control over CSGC, and therefore is using the equity method to account for this investment. CONSOL Energy's financial statements include the results of the companies acquired on a consolidated basis from the date of acquisition.

Pro forma revenues, assuming the acquisition of these companies had occurred on July 1, 1998, would be $545,280 and $588,590 for the three months ended March 31, 2000 and 1999, respectively. Pro forma revenues would be $1,680,566 and $1,801,766 for the nine months ended March 31, 2000 and 1999, respectively. Pro forma net income and earnings per share, after giving effect to certain purchase accounting adjustments, would not materially change. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been made on July 1, 1998. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

On September 22, 1998, CONSOL Energy purchased 100% of the outstanding stock of the Rochester and Pittsburgh Coal Company (R&P) for $100,408 (net of $49,275 cash acquired). The acquisition has been accounted for as a purchase and, accordingly, the operating results of R&P have been included in CONSOL Energy's consolidated financial statements since the date of acquisition. Pro forma revenues for CONSOL Energy, giving effect to the acquisition of R&P as if it had occurred on July 1, 1998, were $1,849,667 for the nine months ended March 31, 1999. The pro forma effect on net income of CONSOL Energy was not material.

NOTE 3 - RESTUCTURING COSTS
---------------------------

CONSOL Energy commenced a restructuring of its administrative staff and research staff functions and recorded a restructuring charge of $9,609 and $11,276 for the three and nine months ended March 31, 2000. The restructuring charge primarily relates to severance and employee benefit costs as a result of a Voluntary Separation Incentive Program and consulting fees.

NOTE 4 - INCOME TAXES:
----------------------

The following is a reconcilation, stated as a percentage of pretex income of the U.S. statutory federal income tax rate; to CONSOL Energy's effective tax rate:

                                              For the Three                For the Nine
                                               Months Ended                Months Ended
                                                 March 31,                    March 31,
                                         -----------------------      ----------------------
                                            2000         1999            2000         1999
                                         ----------   ----------      ---------    ---------
Statutory U. S. federal income tax rate        35.0 %       35.0 %         35.0 %       35.0 %
Excess tax depletion                          (41.0)       (15.5)         (26.7)       (20.0)
Tax settlements                                   -            -          (13.8)           -
Adjustment of prior years' taxes               (0.4)           -           (4.4)        (2.4)
Nonconventional fuel tax credit                (7.9)        (0.8)          (2.5)        (0.8)
Net effect of state tax                        (1.9)         2.0            0.5          2.8
Net effect of foreign tax                       0.6          0.4            0.7          0.3
Charitable contributions of property
  at fair value                                   -            -              -         (4.8)
Other                                           1.2         (0.4)          (0.2)        (1.3)

                                         ----------   ----------      ---------    ---------
Effective Income Tax Rate                     (14.4) %      20.7 %        (11.4) %       8.8 %
                                         ==========   ==========      =========    =========

The provision for income taxes is adjusted at the time the returns are filed. These adjustments increased income tax expense $67 for the three months ended March 31, 2000, and decreased income tax expense $3,587 for the nine months ended March 31, 2000. These adjustments decreased income tax expense by $3,927 for the nine months ended March 31, 1999.

In the nine months ended March 31, 2000, CONSOL Energy recorded a $7,861 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994.

NOTE 5 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                                          March 31,         June 30,
                                            2000              1999
                                       --------------    -------------
Coal                                   $       90,974    $     127,019
Merchandise for resale                         33,910           36,614
Supplies                                       39,688           43,362
                                       --------------    -------------

Total Inventories                      $      164,572    $     206,995
                                       ==============    =============

NOTE 6 - CONTINGENT LIABILITIES:
-------------------------------

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

NOTE 7 - SEGMENT INFORMATION:
----------------------------

Industry segment results for the three months ended March 31, 2000:

                                                    Industrial
                                                    Supplies &                        Consoli-
                                      Coal          Equipment       Elimination         dated
                                   ------------    ------------    ------------    ------------
Sales - outside                    $    471,440    $     36,312    $          -    $    507,752
Sales - related companies                 3,264               -               -           3,264
Intersegment transfers                        -          18,672         (18,672)              -
                                   ------------    ------------    ------------    ------------
     Total Sales                   $    474,704    $     54,984    $    (18,672)   $    511,016
                                   ============    ============    ============    ============

Earnings (Loss) before
     income taxes                  $     20,912    $       (827)                   $     20,085
Income taxes (benefit)                   (2,535)           (350)                         (2,885)
                                   ------------    ------------                    ------------
Net Income (Loss)                  $     23,447    $       (477)                   $     22,970
                                   ============    ============                    ============

Segment assets                     $  3,842,044    $     57,593                    $  3,899,637
                                   ============    ============                    ============
Depreciation, depletion
     and amortization              $     62,719    $        266                    $     62,985
                                   ============    ============                    ============
Additions to property, plant
     and equipment                 $    139,598(A) $         85                    $    139,683
                                   ============    ============                    ============

     (A) Includes $110,519 acquired from MCN.

Industry segment results for the three months ended March 31, 1999:

                                                    Industrial
                                                    Supplies &                        Consoli-
                                      Coal          Equipment       Elimination         dated
                                   ------------    ------------    ------------    ------------
Sales - outside                    $    523,830    $     39,226    $          -    $    563,056
Sales - related companies                 4,437               -               -           4,437
Intersegment transfers                        -          22,526         (22,526)              -
                                   ------------    ------------    ------------    ------------
     Total Sales                   $    528,267    $     61,752    $    (22,526)   $    567,493
                                   ============    ============    ============    ============

Earnings before income taxes       $     31,047    $      1,262                    $     32,309
Income taxes                              6,209             495                           6,704
                                   ------------    ------------                    ------------
Net Income                         $     24,838    $        767                    $     25,605
                                   ============    ============                    ============

Segment assets                     $  3,803,308    $     61,229                    $  3,864,537
                                   ============    ============                    ============
Depreciation, depletion
     and amortization              $     62,014    $        189                    $     62,203
                                   ============    ============                    ============
Additions to property, plant
     and equipment                 $     26,878    $        508                    $     27,386
                                   ============    ============                    ============

Industry segment results for the nine months ended March 31, 2000:

                                                          Industrial
                                                          Supplies &                      Consoli-
                                          Coal            Equipment      Elimination       dated
                                      --------------    -------------   -------------   ------------
Sales - outside                        $   1,483,285     $    106,745    $          -    $ 1,590,030
Sales - related companies                      3,307                -               -          3,307
Intersegment transfers                             -           52,931         (52,931)             -
                                      --------------    -------------   -------------   ------------

     Total Sales                       $   1,486,592     $    159,676   $     (52,931)   $ 1,593,337
                                      ==============    =============   =============   ============

Earnings (Loss) before
     income taxes                      $      66,326     $     (3,307)                   $    63,019
Income taxes (benefit)                        (5,770)          (1,414)                        (7,184)
                                      --------------    -------------   -------------   ------------

Net Income (Loss)                      $      72,096     $     (1,893)                   $    70,203
                                      ==============    =============                   ============

Segment assets                         $   3,842,044     $     57,593                    $ 3,899,637
                                      ==============    =============                   ============
Depreciation, depletion
     and amortization                  $     187,535     $         784                   $   188,319
                                      ==============    ==============                  ============
Additions to property, plant
     and equipment                     $     204,158 (A) $         339                   $   204,497
                                      ==============    ==============                  ============

     (A) Includes $110,519 acquired from MCN.

Industry segment results for the nine months ended March 31, 1999:

                                                          Industrial
                                                          Supplies &                      Consoli-
                                          Coal            Equipment      Elimination       dated
                                      --------------    -------------   -------------   ------------
 Sales - outside                       $   1,590,626     $     83,627    $          -    $ 1,674,253
 Sales - related companies                    16,403           38,783               -         55,186
 Intersegment transfers                            -           64,008         (64,008)             -
                                       -------------     ------------    ------------    -----------
      Total Sales                      $   1,607,029     $    186,418    $    (64,008)   $ 1,729,439
                                       =============     ============    ============    ===========

 Earnings before income taxes          $      99,944     $      3,062                    $   103,006
 Income taxes                                  7,953            1,148                          9,101
                                       -------------     ------------                    -----------
 Net Income                            $      91,991     $      1,914                    $    93,905
                                       =============     ============                    ===========

 Segment assets                        $   3,803,308     $     61,229                    $ 3,864,537
                                       =============     ============                    ===========
 Depreciation, depletion
      and amortization                 $     182,537     $        689                    $   183,226
                                       =============     ============                    ===========
 Additions to property, plant
      and equipment                    $     412,387 (B) $      1,134                    $   413,521
                                       =============     ============                    ===========

       (B) Includes $248,879 acquired from Rochester and Pittsburgh Coal
Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Productivity, as defined by tons per manday, improved 17.3% compared with the same quarter a year ago. Also, the cost of producing a ton of coal was reduced 11.0% in the same quarter comparison. Our improvement in productivity and production cost per ton is due, in part, to the closing of the Keystone and Helvetia complexes in the second quarter of the fiscal year. These complexes had high mining costs per ton and low productivity compared with most of our other mines. In addition, two of our mines, Bailey Mine and McElroy Mine, set production records during the quarter.

Compared with the same quarter a year ago, CONSOL Energy's coal production was down 2.0 million tons because we have idled or closed several mines. This reduced production has allowed us to lower our coal inventories by 2.4 million tons compared with the levels a year ago. We have been able to maintain our per ton profit for the coal we produced despite an 11.5% decline in coal prices in the quarter to quarter comparison. CONSOL Energy's coal sales volumes for the quarter ended March 31, 2000 were essentially unchanged from the same quarter a year ago.

Gas production increased during the period because of the February 25, 2000 acquisition of gas reserves and production assets in southwestern Virginia from MCN Energy Inc. Our gas production increased from an average of 16.6 million cubic feet per day (MMcfd) to an average of 49.8 MMcfd in the quarter to quarter comparison. The production rate at the end of the quarter was approximately 90 MMcfd.

During the quarter, we began to implement changes in our organizational structure based on our review of administrative and research services. Approximately 130 employees elected to participate in the Voluntary Separation Incentive Program, which provided enhanced medical, pension and severance benefits upon separation from employment. We took charges against income of $9.6 million for these reductions and for other costs associated with the restructuring. We expect to reduce additional employment and take further charges before the end of our fiscal year ending June 30, 2000. It is not currently possible to estimate the potential outcome of these reductions related to the restructuring.

CONSOL Energy continues to review its business processes and the information technology supporting those processes. The purpose of the study is to assess the need to supplement or replace core business systems and to provide cost-effective strategic software direction to meet future core business needs. It is anticipated that this study will be completed before June 30, 2000. Decisions to be made by management as the result of this study could affect future earnings. It is not currently possible to estimate the potential outcome of these assessments or their impact on our financial position and results of operations in any given quarter or year.

Results of Operations

Three Months Ended March 31, 2000 Compared with Three Months Ended March 31,
1999

Net Income

CONSOL Energy's net income for the three months ended March 31, 2000 (the 2000 period) was $23 million compared with $26 million for the three months ended March 31, 1999 (the 1999 period). The decrease of $3 million, or 10.3% primarily was due to lower coal prices and the addition of restructuring costs offset in part by lower production costs. This decrease in net income was also partially offset by an increase in gain on dispositions of assets and a decrease in income tax provisions.

Revenue

Sales decreased $56 million, or 10.0% to $511 million for the 2000 period from $567 million for the 1999 period.

Revenues from the sale of Produced Coal decreased $56 million, or 11.5% to $432 million in the 2000 period from $488 million in the 1999 period. Sales volumes of Produced Coal for the 2000 period were 18.6 million tons, approximately the same as in the 1999 period. Average sales price per ton of Produced Coal sold decreased 11.5% to $23.24 per ton for the 2000 period from $26.25 per ton for the 1999 period. The decline in average sales price was primarily due to expirations of higher-priced contracts during the 2000 period and weaker spot prices compared to the same period last year.

Revenues from the sale of Purchased Coal decreased by $5 million, or 13.8% to $25 million in the 2000 period from $30 million in the 1999 period. Sales volumes of Purchased Coal were 0.8 million tons in the 2000 period, a decrease of 14.5% from the 1999 period. The decrease in volume was primarily due to lower sales at a Belgium subsidiary and the expiration of purchased coal contracts acquired with the Rochester & Pittsburgh Coal Company Acquisition in September 1998. Average sales prices of Purchased Coal were $31.86 per ton for the 2000 period, approximately the same as the 1999 period.

Sales of Industrial Supplies decreased $3 million, or 7.4% to $36 million in the 2000 period from $39 million in the 1999 period due to reduced volumes.

Revenues from the sale of coalbed methane gas and gathering fees increased $6 million to $12 million in the 2000 period from $6 million in the 1999 period. The increase was primarily due to higher volumes related to the acquisition of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI), and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) on February 25, 2000 and higher volumes related to gas properties previously owned by CONSOL Energy.

Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income, equity in earnings of affiliates and miscellaneous income, increased $15 million to $26 million in the 2000 period from $11 million in the 1999 period. The increase was primarily due to an increase in the gain on dispositions of assets.

Costs

Cost of goods sold and other operating charges decreased $27 million, or 6.8% to $371 million in the 2000 period compared to $398 million in the 1999 period.

Cost of goods sold for Produced Coal was $259 million for the 2000 period, a decrease of $37 million, or 12.5% from the 1999 period. This primarily reflects a decrease due to a reduction in cost per produced ton. The reduction in production costs is primarily due to reduced labor, supplies and maintenance costs. Tons per manday have increased 17.3% to 46.3 in the 2000 period compared to 39.5 in the 1999 period reflecting improved efficiencies at the operating locations, the closing of the Keystone and Helvetia complexes, and transferring production to more efficient mines.

Purchased Coal costs decreased 16.3% to $24 million in the 2000 period compared to $29 million in the 1999 period. The $5 million decrease was due mainly to a decrease of $4 million due to reduced volumes, and a decrease of $1 million due to decreased cost per ton purchased.

Industrial Supplies cost of goods sold decreased 3.8% to $37 million in the 2000 period from $38 million in the 1999 period. The $1 million decrease was due to reduced sales.

Coal property holding costs increased $7 million to $8 million in the 2000 period from $1 million in the 1999 period. The increase was primarily due to leasehold surrenders.

Royalty expense on certain land sale proceeds increased $4 million to $5 million in the 2000 period from $1 million in the 1999 period. The increase was primarily due to royalties owed on proceeds from certain land sales which occurred in the 2000 period.

Gas costs increased 61.0% to $6 million in the 2000 period from $4 million in the 1999 period. The increase was primarily due to higher volumes related to the acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC, offset in part by reduced costs of goods sold and other charges related to gas properties previously owned by CONSOL Energy.

Selling, general and administrative expenses remained stable at $14 million for the 2000 and 1999 periods.

Depreciation, depletion and amortization expense increased 1.3% to $63 million in the 2000 period compared to $62 million in the 1999 period. The increase of $1 million was primarily due to the depreciation expense related to assets placed in service after the 1999 period and the depreciation expense on assets received in the acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC. The increased depreciation expense was partially offset by reduced depreciation and depletion expense from the scheduled closing of the Powhatan Mine due to economically depleted reserves.

Interest expense decreased 11.5% to $15 million for the 2000 period compared to $16 million for the 1999 period. The decrease of $1 million was due primarily to lower average debt levels outstanding during the 2000 period compared to the 1999 period, partially offset by a higher average interest rate in the 2000 period. Higher debt levels in the 1999 period resulted from the issuance of commercial paper to finance the purchase of CONSOL Energy's common stock from DuPont Energy Company in November 1998. Lower debt levels in the 2000 period resulted from the use of the Initial Public Offering proceeds to reduce debt and the repayment of $100 million of long-term debt as scheduled in January 1999.

Taxes other than income decreased 18.6% to $46 million for the 2000 period compared to $56 million for the 1999 period. The decrease of $10 million was due primarily to decreased black lung excise taxes due to overall lower production tons, decreased West Virginia severance taxes due to lower production in that state, and reduced payroll taxes primarily due to decreased labor costs.

Restructuring charges were $10 million in the 2000 period. These charges represent costs related to the review of administrative and research staff functions and the implementation of reductions. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term. In the third quarter, a Voluntary Separation Incentive Program (VSIP) was offered to eligible employees. Incentives included extended medical benefits, pension plan enhancements, and severance pay. Approximately 130 employees elected and were approved for the VSIP. The costs related to the VSIP were approximately $8 million. The remaining restructuring costs of $2 million in the 2000 period relate to the engagement of outside consultants to assist in the review of these functions.

Income Taxes

Income taxes reflected a $3 million benefit in the 2000 period compared to a $7 million expense in the 1999 period. The tax benefit in the 2000 period was the result of a revised estimate of the effective tax rate expected to be applicable for the full fiscal year. This new rate was used in providing for income taxes on a year to date basis with the income tax expense for the current quarter being the difference between the revised year to date estimate and the amounts reported in previous interim periods of the fiscal year. The current rate (prior to tax settlements and actualization of prior period tax accruals) of 6.8% was reduced from the original effective rate of 16.5% due mainly to lower pre-tax income, with minimal effect on percentage depletion benefits, and additional Section 29 gas tax benefits related to the recent acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC. The effective tax rate for the 1999 period was 20.7%. The higher effective rate for the 1999 period was due to higher pre-tax income.

Nine Months Ended March 31, 2000 Compared with Nine Months Ended March 31, 1999

Net Income

CONSOL Energy's net income for the nine months ended March 31, 2000 (the YTD 2000 period) was $70 million compared with $94 million for the nine months ended March 31, 1999 (the YTD 1999 period). The decrease of $24 million primarily was due to reduced coal prices and the addition of restructuring costs offset in part by lower production costs. This decrease in net income was also partially offset by an increase in gain on dispositions of assets and a decrease in income tax provisions.

Revenue

Sales decreased 7.9% to $1,593 million for the YTD 2000 period from $1,729 million for the YTD 1999 period.

Revenues from the sale of Produced Coal decreased by $121 million, or 8.2% to $1,365 million in the YTD 2000 period from $1,486 million in the YTD 1999 period. Produced Coal sales volumes were 57.1 million tons in both the YTD 2000 period and the YTD 1999 period. Average sales prices decreased 8.2% to $23.90 per ton for the YTD 2000 period from $26.04 per ton for the YTD 1999 period. The decrease in average sales price was due primarily to expirations of higher-priced contracts during the YTD 2000 period and weaker spot prices compared to the same period last year.

Revenues from the sale of Purchased Coal decreased by $9 million, or 10.4% to $81 million in the YTD 2000 period from $90 million in the YTD 1999 period. Sales volumes of Purchased Coal were 2.7 million tons in the YTD 2000 period, approximately the same as in the YTD 1999 period. Average sales prices decreased 10.2% to $30.01 per ton for the YTD 2000 period from $33.41 for the YTD 1999 period due to an overall decline in average sales prices in the export market.

Industrial Supply sales decreased $17 million, or 14.0% to $107 million in the YTD 2000 period from $124 million in the YTD 1999 period due to reduced sales volumes.

Revenues from the sale of coalbed methane gas and gathering fees increased $13 million to $28 million in the YTD 2000 period from $15 million in the YTD 1999 period. The increase was primarily due to higher volumes as a result of the acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC on February 25, 2000 and higher volumes related to gas properties previously owned by CONSOL Energy.

The reduction in related party sales reflects the recategorization of sales to
E. I. Du Pont de Nemours and Company (DuPont) from related party sales to outside sales due to the purchase of CONSOL Energy's shares from DuPont Energy Company (DuPont Energy) in November 1998.

Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income, equity in earnings of affiliates and miscellaneous income, increased 25.1% to $49 million in the YTD 2000 period from $39 million in the YTD 1999 period. The increase of $10 million was primarily due to an increase in the gain on disposition of assets, offset, in part, by a decrease in interest income resulting from a lower level of investment in marketable securities.

Costs

Cost of goods sold and other operating charges decreased 6.4% to $1,164 million in the YTD 2000 period compared to $1,244 million in the YTD 1999 period.

Cost of goods sold for Produced Coal was $867 million for the YTD 2000 period, a decrease of $44 million, or 4.8% from the YTD 1999 period. This primarily reflects a decrease due to a reduction in cost per produced ton. The reduction in production costs is primarily due to reduced labor, supplies and maintenance costs. Tons per manday have increased 9.9% to 43.4 in the YTD 2000 period compared to 39.5 in the YTD 1999 period reflecting improved efficiencies at the operating locations, the closing of the Keystone and Helvetia complexes, and transferring production to more efficient mines.

Other cost of goods sold and other charges were $10 million in the YTD 2000 period compared to $43 million in the YTD 1999 period, a decrease of $33 million. Retiree medical charges declined $9 million, medical costs declined $1 million, and claim accruals declined $6 million. In the YTD 1999 period these charges also included a $14 million property donation.

Industrial Supplies cost of goods sold decreased 8.2% to $109 million in the YTD 2000 period from $119 million in the YTD 1999 period. The $10 million decrease was due to reduced sales.

Purchased Coal costs decreased 11.8% to $78 million in the YTD 2000 period from $89 million in the YTD 1999 period. The $11 million decrease was due to an 11.8% decrease in the cost per ton of purchased coal.

Closed and idle mine costs increased 54.6% to $37 million in the YTD 2000 period from $24 million in the YTD 1999 period. The increase was primarily due to the Loveridge and Ohio #11 mines being idle, Powhatan being closed in the YTD 2000 period, and a reversal of mine-closing liabilities related to a property disposition in the YTD 1999 period.

Gas costs increased 46.3% to $16 million in the YTD 2000 period from $11 million in the YTD 1999 period. The increase was primarily due to higher volumes as a result of the acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC and higher volumes related to the gas properties previously owned by CONSOL Energy.

Selling, general and administrative expenses increased 4.5% to $43 million in the YTD 2000 period compared to $41 million in the 1999 period. The increase of $2 million was primarily due to professional service fees.

Depreciation, depletion and amortization expense increased 2.8% to $188 million in the YTD 2000 period compared to $183 million in the YTD 1999 period. The increase of $5 million was primarily due to additional depreciation expense related to assets placed in service after the YTD 1999 period and the depreciation on assets received in the acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC. The increased depreciation expense was partially offset by reduced depreciation expense from the closing of the Powhatan mine due to economically depleted reserves.

Interest expense decreased 4.5% to $40 million for the YTD 2000 period compared to $42 million for the YTD 1999 period. The decrease of $2 million was due primarily to lower average debt levels outstanding during the YTD 2000 period compared to the YTD 1999 period, partially offset by a higher average interest rate in the 2000 period. Higher debt levels in the YTD 1999 period resulted from the issuance of commercial paper to finance the purchase of CONSOL Energy's Common Stock from DuPont Energy in November 1998. Lower debt levels in the YTD 2000 period resulted from the use of the Initial Public Offering proceeds to reduce debt and the repayment of $100 million of long-term debt as scheduled in January 1999.

Taxes other than income decreased 14.4% to $133 million for the YTD 2000 period compared to $155 million for the YTD 1999 period. The decrease of $22 million was due primarily to decreased black lung excise taxes due to overall lower production tons, decreased West Virginia severance taxes due to lower production in that state, and lower property taxes due to reduced assessments on closed operations, and reduced payroll taxes due primarily to decreased labor costs.

Restructuring charges were $11 million in the YTD 2000 period. These charges represent costs related to the review of administrative and research staff functions and the implementation of reductions. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term. In the third quarter, a VSIP was offered to selected employees. Incentives included extended medical benefits, pension plan enhancements, and severance pay. Approximately 130 employees elected and were approved for the VSIP. The costs related to the VSIP were approximately $8 million. The remaining restructuring costs of $3 million in the YTD 2000 period primarily relate to the engagement of outside consultants to assist in the review of these functions and additional severance costs.

Income Taxes

Income taxes reflected a $7 million benefit in the YTD 2000 period compared to a $9 million expense in the YTD 1999 period. The benefit was due primarily to the recording of a $7.9 million benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994 and the recording of a $3.6 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1998 through December 31, 1998 in the YTD 2000 period. Also, the reduced tax expense is due to a lower effective tax rate in the YTD 2000 period due mainly to lower pre-tax income, with minimal effect on percentage depletion benefits, and additional Section 29 gas tax benefits related to the recent acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC.

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

CONSOL Energy frequently evaluates potential acquisitions. CONSOL Energy has funded acquisitions primarily with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt or equity financing. There can be no assurance that such additional capital resources will be available to CONSOL Energy on terms which CONSOL Energy finds acceptable, or at all.

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $241 million at March 31, 2000 and $255 million at June 30, 1999. The Board of Directors currently intends to pay quarterly dividends on the common stock. Dividend information for the last four fiscal quarters is as follows:

        Declaration        Amount        Shareholders' of
            Date         Per Share          Record on:      Payment Date
            ----         ---------          ---------       ------------

         04/26/00          $0.28             05/11/00         05/30/00
         01/25/00          $0.28             02/10/00         02/28/00
         10/27/99          $0.28             11/08/99         11/22/99
         07/20/99          $0.28             08/04/99         09/02/99

Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy's ability to pay cash dividends.

CONSOL Energy Share Repurchases

In August 1999, CONSOL Energy announced that it would begin a share repurchase program of up to 1,000,000 shares of CONSOL Energy's Common Stock. In March 2000, CONSOL Energy completed the repurchase of 1,000,000 shares of CONSOL Energy's Common Stock at an average price of $11.90.

In March 2000, CONSOL Energy announced that it would begin another share repurchase program of up to 1,000,000 shares of CONSOL Energy's Common Stock. The stock repurchase will be used in connection with benefit plan administration. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of March 31, 2000, CONSOL Energy had repurchased 207,700 shares at an average price of $11.08 in this new share repurchase program.

On November 30, 1999, CONSOL Energy purchased 300,000 shares of its common stock for $2.9 million, or $9.75 per share, as part of a larger private transaction. The shares had been beneficially owned by E. I. du Pont de Nemours and Company (DuPont). As of November 30, 1999, DuPont had sold all of its 3,264,201 shares of common stock of CONSOL Energy.

Cash Flows

Net cash provided by operating activities was $217 million in the nine months ended March 31, 2000 (the YTD 2000 period) compared to $266 million in the nine months ended March 31, 1999 (the YTD 1999 period). The change in net cash provided by operating activities reflects decreases in net income, liquidation of inventories, and an increase of accounts receivables and changes in operating liabilities.

Net cash used in investing activities was $230 million in the YTD 2000 period compared to $109 million in the YTD 1999 period. The change in net cash used in investing activities reflects the purchase of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC from MCN Energy Group Inc. in the YTD 2000 period compared to the purchase of R&P and the sale of marketable securities in the YTD 1999 period. In addition, capital expenditures in the YTD 2000 period were $93 million compared with $158 million in the YTD 1999 period. The reduction in capital expenditures was primarily due to deferring expansion projects and curtailing capital expenditures as part of the cost reduction efforts which have been implemented by CONSOL Energy.

Net cash provided by financing activities was $4 million in the YTD 2000 period compared with $151 million used in financing activities in the YTD 1999 period. The change in net cash used in financing activities reflects the reduced proceeds from commercial paper in the YTD 2000 period compared to the YTD 1999 period. This decrease was offset in part by the expenditure to purchase shares of CONSOL's Common Stock from DuPont Energy in the YTD 1999 period, as well as the scheduled retirement of a long-term note in the YTD 1999 period. Also, dividends aggregating $67 million were paid in the YTD 2000 period compared to an $80 million dividend paid in the YTD 1999 period. The YTD 2000 period dividends reflect CONSOL Energy's current policy of paying quarterly dividends. The YTD 1999 period represents an annual dividend payment for the twelve months ended December 1998.

Debt

At March 31, 2000, CONSOL Energy had total long-term debt of $310 million, including the current portion of long-term debt of $7 million. Such total long-term debt consisted of:

   . an aggregate principal amount of $156 million of unsecured notes which bear interest at rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,
   . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,
   . an aggregate principal amount of $2 million of variable rate notes due at various dates through 2001,
   . $29 million in advance royalty commitments, . an aggregate principal amount of $1 million of notes maturing at various dates through 2031 and
   . an aggregate principal amount of $19 million of capital leases.

At March 31, 2000, CONSOL Energy had an aggregate principal amount of $451 million of commercial paper outstanding which had maturities ranging up to 49 days with interest at varying rates ranging from 6.10% to 6.48% per annum.

Impact of Year 2000 Issue

CONSOL Energy experienced no significant system problems, internal or external, related to year 2000 issues. Utility customers continued to purchase coal, CONSOL Energy was able to access its bank accounts and receive payments, and transportation providers made timely coal shipments to customers. CONSOL Energy's mines and processing plants continued to operate and no significant coal mining or processing disruptions occurred related to the year 2000 issue. Costs related to year 2000 readiness in the quarter ended March 31, 2000 were immaterial. Based on experience to date, no significant problems are anticipated to occur in the future related to this issue.

Forward-Looking Statements

CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; actions of CONSOL Energy's competitors and CONSOL Energy's ability to respond to such actions; risks inherent in mining including geological conditions and mine accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of its acquisition strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2000, CONSOL Energy had outstanding $288 million aggregate principal amount of debt under fixed-rate instruments and $453 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At March 31, 2000, CONSOL Energy had an aggregate of $451 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 6.12% per annum during the nine months ended March 31, 2000. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the nine months ended March 31, 2000 by approximately $2 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

                                    PART II

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material litigation has been filed against CONSOL Energy during the three months ended March 31, 2000, and other than noted, there have been no material changes in legal proceedings previously disclosed by CONSOL Energy. See Part I,
Item 1. Financial Statements-Note 6.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Election of New Director

Effective April 1, 2000, Ulrich Weber was elected a Director of CONSOL Energy and is to hold such position until the next annual election of Directors and until his successor is duly elected and qualified.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                Page
                                                                                ----
Condensed Consolidated Statements of Income for the three months and nine
months ended March 31, 2000 and March 31, 1999.................................    3

Condensed Consolidated Balance Sheets at March 31, 2000 and June 30, 1999......    4

Condensed Consolidated Statements of Stockholders' Equity for the nine
months ended March 31, 2000....................................................    6

Condensed Consolidated Statements of Cash Flows for the nine months ended March
31, 2000 and March 31, 1999....................................................    7

Notes to Unaudited Condensed Consolidated Financial Statements.................    8

a  (2)  Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

a  (3)  Exhibits filed as part of this Report:

The response to this portion of Item 6 is submitted as a separate part of this report.

(b) (1) Reports on Form 8-K:

None.

27    Financial Data Schedule, Exhibit 27.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONSOL ENERGY INC.

Date: May 9, 2000

                                    By: /s/ R. Zimmermann
                                    --------------------------------
                                    R. Zimmermann,
                                    Executive Vice President



Date: May 9, 2000

                                    By: /s/ M. F. Nemser
                                    --------------------------------
                                    M. F. Nemser
                                    Vice President and Treasurer
                                    (Chief Financial Officer)


Date: May 9, 2000

                                    By: /s/ W. J. Lyons
                                    --------------------------------
                                    William J. Lyons,
                                    Vice President and Controller
                                    (Principal Financial and Accounting Officer)