Form 10-K405
period 2000-06-30
CONSOL ENERGY INC
filed 2000-09-28
CIK 1070412

                                     2000

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
[X]               Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the fiscal year ended June 30, 2000

                                       or

[_]          Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the transition period from __________ to _____________.

                       Commission file number 333-68987
                                              ---------

                              CONSOL ENERGY INC.
            (Exact name of registrant as specified in its charter)

                            Delaware                                                        51-0337383
    (State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

                              300 Delaware Avenue
                                   Suite 567
                        Wilmington, Delaware 19801-1622
         (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: 412-831-4000

          Securities registered pursuant to Section 12(b) of the Act
                   Name of each exchange on which registered
                         New York Stock Exchange, Inc.

                              Title of each Class

                         Common Stock ($.01 par value)

      No securities are registered pursuant to Section 12(g) of the Act:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 18, 2000, aggregate market value of voting stock held by nonaffiliates of the registrant was $394,883,048.

     The number of shares outstanding of the registrant's common stock as of September 18, 2000 is 78,577,581 shares, CONSOL Energy Common Stock, Par Value $0.01 share.

                      Documents Incorporated by Reference
 (Specific pages incorporated are indicated under the applicable Item herein):

                                                                                                     Incorporated By
                                                                                               Reference In Part No.
                                                                                               ---------------------
Proxy Statement for the annual shareholders' meeting to be held October 25, 2000.................................III

                               TABLE OF CONTENTS
                               -----------------

SECTION                                                                                PAGE
-------                                                                                ----
Business...........................................................................      2
Properties.........................................................................     22
Legal Proceedings..................................................................     25
Submission of Matters to a Vote of Security Holders................................     26
Market for Registrant's Common Equity and Related Shareholder Matters..............     26
Selected Financial Data............................................................     27
Management's Discussion and Analysis of Financial Condition and Results............     29
Quantitative and Qualitative Disclosures About Market Risks........................     40
Index to the Consolidated Financial Statements.....................................     41
Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosures...........................................................     78
Directors, and Executive Officers of the Registrant................................     78
Executive Compensation.............................................................     78
Security Ownership of Certain Beneficial Owners and Management.....................     78
Certain Relationships and Related Transactions.....................................     78
Index to the Exhibits, Financial Statement Schedules, and Reports of
   Form 8-K........................................................................     79
Signatures.........................................................................     83

Forward-Looking Statements

     CONSOL Energy is including the following cautionary statement in this Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange
Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-K, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal and gas sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; actions of CONSOL Energy's competitors and CONSOL Energy's ability to respond to such actions; risks inherent in mining and gas production including geological conditions, mine and gas operations accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of its acquisition strategy.

                                    PART I

Item 1. Business.

CONSOL ENERGY'S HISTORY

     CONSOL Energy Inc. ("CONSOL Energy") was organized as a Delaware corporation in 1991 and on April 29, 1999 filed an initial public offering. CONSOL Energy is a holding company for 55 direct and indirect wholly-owned subsidiaries. CONSOL Energy and its subsidiaries are principally engaged in the mining and sale of bituminous coal, the production and sale of coalbed methane gas, and the sale and distribution of industrial supplies.

     CONSOL Inc. is CONSOL Energy's direct holding company subsidiary that provides executive, management and administrative services. Consolidation Coal Company is a principal operating subsidiary engaged in the mining of bituminous coal. Consolidation Coal Company is CONSOL Energy's earliest predecessor, having been formed on March 9, 1860. Buchanan Production Company ("BPC") and Pocahontas Gas Partnership ("PGP") are entities engaged in the production of coalbed methane gas. Fairmont Supply Company is a subsidiary engaged in the sale and distribution of industrial supplies and equipment. Consolidation Coal Sales Company is a subsidiary with responsibility for the operation of CONSOL Energy's coal export terminal at the Port of Baltimore.

     The general office of CONSOL Inc. is located at 1800 Washington Road, Pittsburgh, PA 15241, telephone (412) 831-4000. The principal executive offices of CONSOL Energy Inc. are located at 300 Delaware Avenue, Suite 567, Wilmington, DE 19801, telephone (302) 477-1260.

     CONSOL Energy ranks among the largest coal companies in the United States based upon total revenue, net income and operating cash flow. CONSOL Energy's production of 73 million tons of coal in the fiscal year ended June 30, 2000 accounted for 7% of total domestic tons produced and for 14% of tons produced in the eastern United States. CONSOL Energy is one of America's premier coal companies by several measures.

     .   It mines more high-Btu bituminous coal than any other U. S. producer.

     .   It is the largest coal producer east of the Mississippi River.

     .   It is the largest U. S. producer of coal from underground mines.

     . It exports more coal from the United States than any other coal producer or trading company.

     .   It has the second largest coal reserves among U. S. coal producers.

RECENT DEVELOPMENTS

     During the fiscal year ended June 30, 2000, CONSOL Energy implemented changes in its organizational structure based upon a review of coal operations and of administrative and research services. These changes resulted in an overall reduction in employee positions and in cost savings associated with these positions.

     CONSOL Energy further diversified its reserves of fossil fuels in fiscal year ended June 30, 2000, with an acquisition of coalbed methane gas operations. The acquisition of these gas operations in southwestern Virginia was completed in February 2000, when CONSOL Energy purchased approximately 275 billion cubic feet (Bcf) of proven coalbed methane gas reserves and a related gas gathering system for a total of $163.5 million. These purchases comprised the entire assets of BPC, MCNIC Oakwood Gathering Inc. ("OGI") and a subsidiary of MCN Energy Group Inc. that owned a 50% interest in Cardinal States Gathering Company. Average daily production is approximately 70 MMcf. BPC has approximately 500 wells, connected by 150 miles of gathering lines. BPC owns or leases approximately 91,000 acres of land.

INDUSTRY SEGMENTS

     CONSOL Energy operates three industry segments: Coal Operations, Gas Operations and Energy Services, which includes industrial supplies and equipment and other support activities. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the fiscal year, the transition period and the last two calendar years is as shown on pages 70 and 71 of this Form 10-K.

COAL OPERATIONS

     CONSOL Energy currently has 22 mining complexes, including a 50% interest in a surface mine in Alberta, Canada, all located in North America.

     All of CONSOL Energy's mining complexes are underground operations except the Mahoning Valley operation in Ohio and Cardinal River mine in Alberta, Canada which employ only surface mining techniques. The Mill Creek complex in Kentucky employs a combination of underground and surface mining systems. Other mining complexes are located in Pennsylvania, West Virginia, Virginia, Illinois, Kentucky, Ohio and Utah.

     The following table provides the location and a summary of the main characteristics of CONSOL Energy's mining complexes and the coal reserves associated with these operations.

                         Consol Energy Mining Complexes
                   Average Quality and Reserves as of 6/30/00

                                   Average Quality          Assigned Operating Reserves                Total
                                                          --------------------------------
                                     (Dry Basis)                     (6/30/00)                       Accessible
                                     -----------          --------------------------------
                                Heat         Sulfur       Total                                      & Assigned     Year
                               Content      Content       (000         Owned         Lease           Reserves    Established
                              (Btu/lb)        (%)         tons)         (%)           (%)            (000 tons)  Or Acquired
                              --------        ---         -----         ---           ---             --------   -----------
Northern
Appalachia
Enlow Fork                     14,173        1.62        28,055          24            76             177,685        1990
Bailey                         14,101        1.85        61,286           -           100             241,168        1984
Dilworth                       14,340        1.51        13,635           -           100              13,635        1984
Mine 84                        14,036        1.71        27,473         100             -             145,852        1998
McElroy                        13,999        3.18       191,262         100             -             191,262        1968
Shoemaker                      13,877        3.67        80,192          96             4              95,828        1966
Loveridge                      13,969        2.40        14,469         100             -             121,502        1956
Robinson Run                   14,126        3.36        46,591          81            19             172,371        1966
Blacksville 2                  14,165        2.69        52,572         100             -             172,834        1970
Humphrey                       13,600        2.75         5,240         100             -               5,240        1956
Mahoning Valley                12,345        2.29           684          79            21                 684        1974

Central Appalachia
Buchanan                       14,950        0.78        53,126           6            94             140,861        1983
VP-3                           15,185        0.77         7,890           -           100               7,890        1993
VP-8                           14,903        0.81        12,048           -           100              12,048        1993
Mill Creek                     13,381        1.27        11,830          98             2              32,486        1994
Jones Fork                     13,657        1.14        16,672          62            38              51,215        1992
Amonate                        14,064        0.70         8,686          61            39               8,686        1925
Elk Creek                      13,986        0.86        10,836          38            62              24,293        1993

Illinois Basin
Rend Lake                      13,738        1.02        24,018          19            81              58,994        1986
Ohio 11                        13,500        3.13         8,310           -           100              10,508        1993

Western U. S.
Emery                          12,933        0.74        14,600          96             4              28,552        1945

Western Canada
Cardinal River                 14,000        0.37         3,232           -           100               3,232        1969

     Assigned coal reserves are either owned in fee or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties.

     Total accessible and assigned reserves represent proved and probable coal reserves as of June 30, 2000. CONSOL Energy assigns coal reserves to each of its mining operations, but each mine also may have access to reserves that have not yet been assigned to any particular mine. Unassigned reserves may be accessed by more than one mining operation. Information with respect to proved and probable coal reserves has been determined by CONSOL Energy's geologists and mining engineers. See Note 28 of Notes to Consolidated Financial Statements.

     In the fiscal year ended June 30, 2000, 97% of CONSOL Energy's production came from underground mines and 3% from surface mines. The percentage of coal produced by surface mines has declined in recent years because several CONSOL Energy surface mines have depleted their minable reserves, and because production from existing underground mines has increased. Nevertheless, CONSOL Energy maintains engineering expertise in both mining methods.

Production

     Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in its underground mines. For the fiscal year ended June 30, 2000, 84% of CONSOL Energy's production came from mines equipped with longwall mining systems. Underground mines equipped with longwall systems are highly mechanized, capital intensive operations. These mines have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, these longwall mines can increase capacity at low incremental cost.

     The following table shows the growth in production from CONSOL Energy's current longwall operations since 1995.

                              Production by Year

                                              Calendar Year                       Six Months          FY
                               -----------------------------------------
 In millions of tons                                                                Ended            Ended        Compound
                                                                                   June 30,         June 30,    Annual Growth
         Mine                  1995          1996       1997        1998             1999            2000           Rate
         ----                  ----          ----       ----        ----             ----            ----           ----
Enlow Fork                      8.0          8.7         8.4         8.8              5.0            10.1            5.3%
Bailey                          7.3          7.5         7.5         8.3              4.4             9.2            5.3%
McElroy                         4.1          4.2         5.2         6.6              3.5             7.2           13.3%
Robinson Run                    3.7          4.2         4.8         5.6              2.3             6.1           11.7%
Mine No. 84                       -            -           -         1.0              2.9             5.7            /A/
Blacksville                     3.8          3.5         3.4         3.9              2.4             4.7            4.8%
Dilworth                        3.0          3.6         4.4         4.2              1.6             4.7           10.5%
Buchanan                        3.2          3.6         4.3         4.3              2.4             4.6            8.4%
Shoemaker                       3.8          4.4         4.8         4.8              2.3             3.8            /B/
Rend Lake                       3.3          3.2         4.1         4.1              1.9             3.4            0.7%
VP 8                            2.3          2.8         1.3         2.7              0.5             2.0            /B/
Loveridge                       2.7          3.1         4.8         5.4              1.1               -            /B/

     /A/CONSOL Energy acquired Mine No. 84 in September 1998 as part of the acquisition of the Rochester & Pittsburgh Coal Company. The 1998 amount of production for Mine No. 84 represents three months of production following its acquisition.

     /B/The calculation of the compound annual growth rate for the Shoemaker and VP 8 mines are not shown because of production cutbacks due to market conditions and due to the shutdown caused by a mine fire at Loveridge Mine.

     CONSOL Energy operates approximately 25% of the U.S. longwall mining systems. Because of the high production levels of these mining systems, which CONSOL Energy uses at 11 of its mines, it operates 8 of the 20 largest underground mines in the United States. The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 1999.

                    Major U.S. Underground Coal Mines, 1999

In millions of tons

Mine Name             Operating Company                      Production
---------             -----------------                      ----------

Enlow Fork            CONSOL Energy                             9.8
Twentymile            Twentymile Coal Company                   8.6
Bailey                CONSOL Energy                             8.5
West Elk              Arch Coal, Inc.                           7.1
McElroy               CONSOL Energy                             7.0
Mountaineer           Arch Coal, Inc.                           6.7
Galatia               The American Coal Co.                     6.5
Cumberland            RAG Cumberland Resources Corp.            6.4
Mine No. 84           CONSOL Energy                             5.8
SUFCO                 Canyon Fuel Company                       5.8
Baker                 Lodestar Energy, Inc.                     5.7
Robinson Run          CONSOL Energy                             5.3
Upper Big Branch      A. T. Massey Coal Co., Inc.               5.1
Shoal Creek           Drummond Company, Inc.                    4.8
Buchanan              CONSOL Energy                             4.7
Blacksville           CONSOL Energy                             4.6
Federal No. 2         Eastern Associated Coal Corp.             4.5
Shoemaker             CONSOL Energy                             4.4
Powhatan No. 6        Ohio Valley Coal Co.                      4.4
Emerald               RAG Emerald Resources Corp.               4.3
Source: National Mining Association

Marketing and Sales

     CONSOL Energy sells coal produced by its mining complexes and additional coal which is purchased for resale from other producers. CONSOL Energy maintains
U. S. sales offices in Atlanta, Chicago, Norfolk, Philadelphia, Pittsburgh and overseas in Brussels, Belgium. In addition, CONSOL Energy sells coal through agents, brokers and trading companies. In the fiscal year ended June 30, 2000, CONSOL Energy sold 78.7 million tons of coal, 84% of which was sold in domestic markets to electricity generators, steel companies and other consumers of coal. Direct sales by CONSOL Energy to domestic electricity generators represented 69% of total sales in the fiscal year ended June 30, 2000. The two largest customers were Allegheny Energy and First Energy. During the fiscal year ended June 30, 2000, CONSOL Energy derived 19% of its total revenue from sales to its two largest customers. During the fiscal year ended June 30, 2000, sales to Allegheny Energy accounted for more than 10% of CONSOL Energy's revenues.

Coal Contracts

     CONSOL Energy sells coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. Coal typically is sold by contracts for terms that range from a single shipment to multi-year agreements for millions of tons. Many contracts now allow the coal to be sourced from more than one mine, an advantage to CONSOL Energy because of the number of its mining complexes, particularly in northern Appalachia. During the fiscal year ended June 30, 2000, 70% of CONSOL Energy's coal sales were to customers that have contracts with terms of one year or more. The pricing mechanisms under these agreements typically consist of

     . base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices, or in some cases, pass-through of actual cost changes or

     .    annually negotiated prices adjusted to market.

     Certain contracts have features of both types of contracts, such as limited price reopener provisions within a base-price-plus-escalation agreement. Such reopener provisions allow both the customer and CONSOL Energy an opportunity to adjust price to a level close to then current market conditions. Each contract is negotiated separately, and the triggers for reopener provisions differ from contract to contract. Generally, the contracts provide for a periodic resetting of prices assuming that market prices fall outside negotiated parameters. Almost all of CONSOL Energy's existing contracts with reopener provisions adjust the contract price to market price at the time the reopener provision is triggered. Market price is generally based on recent published transactions for similar quantities and quality of coal. Reopener provisions could result in early termination of a contract or in requirements that certain volumes be purchased if the parties were to fail to agree on price and other terms that may be subject to renegotiations.

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

     The following table shows the total tons of coal delivered in calendar years 1998 and 1999 to customers with long-term contracts and the total stated tons of coal deliverable in calendar years 2000, 2001, 2005 and 2010 for all long-term contracts held by CONSOL Energy at June 30, 2000.

                        Contract Tons of Delivered Coal

In millions of nominal tons per year        1998      1999      2000      2001      2005      2010
                                            ----      ----      ----      ----      ----      ----
Volume under contracts with terms
greater than one year                       51.0      46.9      47.3      41.7      5.5       1.1

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

     CONSOL Energy has five towboats and a fleet of nearly 300 barges to serve customers along the Ohio and Monongahela rivers. The barge operation allows CONSOL Energy to exercise control of delivery schedules and serves as temporary floating storage of coal where land storage is unavailable. Approximately 30% of CONSOL Energy-produced coal moved on the inland waterways in the fiscal year ended June 30, 2000. Water-borne shipments of coal originate from mines in every state in which CONSOL Energy operates.

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

Market Competition

     The U. S. coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The largest producer is estimated to have only about 16% (based on tonnage sold) of the total U. S. market. The U. S. Department of Energy reports 1,720 active coal mines in the United States in 1999, the latest year for which government statistics are available. The most important factors on which CONSOL Energy competes are coal price at the mine, coal quality, transportation costs from the mine to the customer and the reliability of supply. Continued demand for CONSOL Energy's coal and the prices that CONSOL Energy obtains are affected by demand for electricity, environmental and government regulation, technological developments and the availability and price of competing coal and alternative fuel supplies, including nuclear, natural gas, oil or renewable energy, including hydroelectric power.

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

     CONSOL Energy believes that the move toward a competitive market for electricity should prove beneficial to coal demand. As deregulation occurs and competition among generators increases, electricity generators will become increasingly sensitive to fuel costs because such costs typically represent about 80% of the variable cost of generating electricity from fossil fuels.

GAS OPERATIONS

     CONSOL Energy acquired 275 billion cubic feet of proven coalbed methane gas reserves and related gas gathering systems in February 2000. In addition, CONSOL Energy owns 50% of PGP, a general partnership, which owns or leases a gas field that is adjacent to the BPC gas field acquired by CONSOL Energy in February 2000. Conoco Inc. holds the other 50% in PGP. For the fiscal year ended June 30, 2000, CONSOL Energy's share of PGP's average daily production was 20MMcf. PGP had approximately 500 wells, connected by 210 miles of gathering lines and owns or leases approximately 82,000 acres of land.

     In the eastern United States, conventional natural gas fields are typically discovered in sandstone formations, at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities. Coalbed methane, by contrast, is pipeline-quality gas that resides in coal seams. Gas in the coal seams that CONSOL Energy anticipates drilling is typically in formations less than 2,500 feet deep which usually are better defined than deeper formations. CONSOL Energy believes that this contributes to reducing its exploration cost from those incurred by producers that operate in deeper, less defined sandstone formations.

     CONSOL Energy believes that the coal seams it controls, particularly those in southwestern Virginia, contain large quantities of methane. CONSOL Energy has filed no reserve estimates with any federal agency. During the 1990s, CONSOL Energy drilled more than 1,000 wells into the coal seams in southwestern Virginia. Many of the wells were drilled to capture and remove gas in advance of mining activities. Removing methane before mining greatly enhances the safety of mining operations. Certain wells were drilled to collect gas from active mine areas and sealed gob areas, which are rock-filled areas left behind after the extraction of coal.

Production

     The average daily rate of production controlled by CONSOL Energy as of June 30, 2000, was 90 MMcf. The following tables show the exploration, drilling and production activities for fiscal years ended June 30, 1998, 1999, and 2000 and the developed and undeveloped surface acreage.

                                                                  Drilling Activity
                                                 ------------------------------------------------------------------
                                                                 For the Twelve Months Ended June 30,
                                                           1998                 1999                    2000
                                                   ------------------    ------------------      ------------------
                                                   Gross/4/     Net/5/   Gross          Net      Gross          Net
                                                   --------     ------   -----         ----      -----         ----
Working Interest Wells Drilled:/1/
Exploratory:/2/
    Productive                                          -           -         -           -           -           -
    Dry                                                 -           -       1.0         0.4           -           -
                                                  -------       -----    ------        ----      ------        ----
        Total Exploratory                               -           -       1.0         0.4           -           -
Development:/3/
    Productive                                       94.0        41.1     108.0        47.6       130.0        71.2
    Dry                                                 -           -         -           -           -           -
                                                  -------       -----    ------        ----      ------        ----
        Total Development                            94.0        41.1     108.0        47.6       130.0        71.2
                                                  -------       -----    ------        ----      ------        ----
Total Working Interest Wells Drilled                 94.0        41.1     109.0        48.0       130.0        71.2
                                                  =======       =====    ======        ====      ======        ====

/1/ Working interest wells are wells in which CONSOL Energy shares ownership. /2/ Exploratory wells are wells drilled in unproven reserves.
/3/ Development wells are wells drilled as part of an expansion of an existing operation in proven reserves.
/4/ Gross means total interest of PGP and BCP.
/5/ Net means CONSOL Energy's ownership share.

                                     Average Gas Sales Price and Lifting Cost/6/
                                     -------------------------------------------
                                       For the Twelve Months Ended June 30,
                                          1998         1999         2000
                                          ----         ----         ----

Average Gas Sales Price (per MMBtu)    $  2.66      $  2.07      $  3.06
Average Lifting Cost (per Mcf)         $  0.51      $  0.72      $  0.59

/6/ Lifting cost means the cost of raising gas to the gathering system.

     Producing Wells and Acreage at end of Fiscal Year Ended June 30, 2000

                                            Gross             Net
                                            -----             ---
Producing Wells                               842             545
Developed Acreage                          52,116          34,474
Undeveloped Acreage                       142,059          96,312

     Twelve wells were in the process of being drilled at the end of the fiscal year ended June 30, 2000. All of the above wells and acreage are located in southwestern Virginia. Some leases are beyond their primary term, but such leases are extended by their terms as long as continuous drilling commitments are satisfied.

     CONSOL Energy, through PGP and BCP, currently plans to drill approximately 200 wells in the fiscal year ending June 30, 2001. One hundred eighteen of these wells are proposed to be conventional coalbed methane wells drilled into coal seams not yet mined. The remaining wells are to be drilled into mine areas to produce gob gas.

Sales

     As of June 30, 2000, CONSOL Energy has a contract to sell 38MMcfd, or approximately 40 percent of the production in each of the first four months of fiscal year 2001 ("FY2001"), at an average price of $3.20 per million Btus, where a million Btus nearly equals one thousand cubic feet. The remainder of the gas produced is sold under short-term contracts with a term, typically, of thirty days.

Distribution

     PGP and BPC have built separate gathering systems in their respective gas fields to deliver the gas to market. Both gathering systems begin at the individual wells, and are funneled from smaller pipelines to larger pipelines. Eventually, the gas from both systems reaches Cardinal States Gathering Company's ("CSGC") major pipeline system. Both PGP and BPC possess capacity rights on CSGC's system. CSGC owns and operates two major pipelines and is owned 75% by CONSOL Energy's entities. The first pipeline is a fifty-mile, 16-inch pipeline that is capable of transporting 100 million cubic feet of gas per day. This pipeline has processing and compression facilities and connects with a Columbia Transmission pipeline located in Mingo County, West Virginia. The second pipeline is a thirty-mile, 20-inch pipeline capable of transporting 150 million cubic feet of gas per day. This pipeline also connects with a Columbia Transmission pipeline in Wyoming County, West Virginia.

Market Competition

     According to the Energy Information Administration ("EIA"), "Natural gas is injected into pipelines every day and transported to millions of consumers all over the country. Virtually all the gas comes from either domestic gas well production, imports, or withdrawals from storage facilities. During the summer, domestic gas well production and imported gas can more than satisfy customer demand, and excess supplies are placed into storage facilities. In the winter, demand for gas generally exceeds production and import capabilities, so withdrawals from storage are used to provide the extra gas needed to meet customer requirements."

     . CONSOL Energy's gas operations primarily compete regionally in the northeastern United States. Competition throughout the country is regionalized.

     . CONSOL Energy believes that the gas market is highly fragmented and not dominated by any single producer. CONSOL Energy believes that several of its competitors have devoted far greater resources than it to gas exploration and development.

     . CONSOL Energy believes that competition within its market is based primarily on price and the proximity of gas fields to customers. Included among CONSOL Energy's customers are electricity producers, industrial users and local distribution companies.

ENERGY SERVICES

Fairmont Supply Company

     Fairmont Supply Company, located in Washington County, Pennsylvania, is one of the largest general-line distributors of mining and industrial supplies in the United States. Fairmont Supply has more than 30 customer service centers nationwide. All Fairmont Supply sites are linked by computer to manage large inventories of name-brand parts, supplies and equipment, which helps reduce Fairmont Supply's distribution and product acquisition costs.

     Fairmont Supply also provides integrated supply procurement and management services. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distributor to minimize total cost in the MRO (maintenance, repair and operating) supply chain. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

     Fairmont Supply provides mine supplies to CONSOL Energy's mining operations. Approximately 34% of Fairmont Supply's sales in the twelve months ended June 30, 2000 were made to CONSOL Energy mines. Fairmont Supply also serves E.I. du Pont de Nemours and Company ("DuPont") sites in the United States providing maintenance and repair services and operating supplies and equipment in a central location near each plant. Approximately 28% of Fairmont Supply's sales in the twelve months ended June 30, 2000 were derived from sales made and services provided to DuPont.

Baltimore Terminal

     More than 119 million tons of coal have been shipped through CONSOL Energy's exporting terminal in the Port of Baltimore during the terminal's 16 years of operation. Constructed in the early 1980s, the terminal can either store coal or transload coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation. In the twelve months ended June 30, 2000, 6.3 million tons of coal were shipped through the terminal. Approximately 80% of the tonnage shipped was produced by CONSOL Energy coal mines. During the fiscal year ended June 30, 2000, the terminal generated approximately 20% of its revenue from shipping coal produced by others. The terminal has capacity to ship 18 million tons annually.

Neptune Bulk Terminal

     CONSOL Energy has a 19% interest in the Neptune Bulk Terminal located in Vancouver, Canada. The terms of the contract governing this joint venture permit CONSOL Energy to transship its coal through the terminal at cost. CONSOL Energy believes that this arrangement gives it a competitive advantage in selling coal mined from its Cardinal River operations.

River Operation

     CONSOL Energy's River Operation, located in Elizabeth, Pennsylvania, transports coal from its mines with river loadout facilities along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania to customers along these rivers. The River Operation employs five company-owned towboats and nearly 300 barges. In the twelve months ended June 30, 2000, 15.4 million tons of coal were transported by river vessels owned by CONSOL Energy.

Kellogg Dock

     Kellogg Dock is located in Modoc, Randolph County on the Mississippi River in southern Illinois. This facility transfers coal from CONSOL Energy's Rend Lake Mine from railcars to barges. In the year ended June 30, 2000, 0.6 million tons were supplied by rail to the Kellogg Dock and then transported to commercial river shippers.

Alicia Dock

     Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania, north of the Dilworth mine, is a transshipment facility with design capacity of 6 million tons of coal per year and potential storage capacity for 0.2 million tons of coal. Coal is transferred from rail cars to barges for customers that receive coal on the river system. The facilities include a single-car rotary dump with a positioner, capable of handling an average of 25 cars per hour. The rail siding provides space for 105 cars on each side of the dumper. The Alicia Dock facility became operational in April 1997. Throughput was 2.4 million tons in the twelve months ended June 30, 2000.

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

Universal Aggregates

     CONSOL Energy, through its CONSOL Inc. subsidiary, obtained a U. S. patent for manufacturing aggregate from coal combustion by-products. CONSOL Inc. has entered into a joint venture, Universal Aggregates, LLC ("Universal Aggregates"), with SynAggs Inc., a privately held Pittsburgh, Pennsylvania company, to commercialize the technology. The aggregate is manufactured from flue gas desulfurization (scrubber) sludge, pulverized coal fly ash and spray dryer ash and is manufactured into temperature-cured pellets. The product is to be used for highway paving material and the production of concrete block. Universal Aggregates will continue testing its product at various northeastern and southeastern U. S. locations through June 2001.

RESTRUCTURING

     CONSOL Energy made several changes to its organizational structure in the fiscal year ended June 30, 2000, in order to reduce costs, increase operating efficiency and improve responsiveness to changing market dynamics. The number of operating groups was reduced from seven to four, operations vice president positions were eliminated, and the operations support functions were consolidated. CONSOL Energy's restructuring also included a review of its administrative and research services during the fiscal year ended June 30, 2000. CONSOL Energy engaged an outside consultant to review its business processes to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the long term. A workforce reduction of 214 employees was made through a Voluntary Separation Incentive Program which provided enhanced medical, pension and severance benefits upon separation from employment and an involuntary severance program.

EMPLOYEE AND LABOR RELATIONS

     At June 30, 2000, CONSOL Energy had a total of 6,426 employees, of whom approximately 2,741 were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 1998. The National Bituminous Coal Wage Agreement became effective on January 1, 1998 and will expire on December 31, 2002. This agreement is negotiated with the United Mine Workers of America by the Bituminous Coal Operators' Association on behalf of its members, which include several subsidiaries of CONSOL Energy. The National Bituminous Coal Wage Agreement also serves as a pattern agreement for other coal producers with employees represented by the United Mine Workers of America. About 30% of U. S. miners are represented by the United Mine Workers of America.

REGULATIONS

     The coal mining and gas industries are subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of properties after mining or gas operations are completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining and gas operations on groundwater quality and availability. In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities which could affect demand for CONSOL Energy's coal. The possibility exists that new legislation or regulations may be adopted which have a significant impact on CONSOL Energy's mining or gas operations or its customers' ability to use coal or gas and may require CONSOL Energy or its customers to change their operations significantly or incur substantial costs.

     Numerous governmental permits or approvals are required for mining and gas operations. CONSOL Energy may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment. All requirements imposed by such authority may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

     While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities in the amount of approximately $1.6 million for the twelve months ended June 30, 2000, compared to $1 million and $5 million for the twelve months ended December 31, 1998 and 1997. These costs are in addition to reclamation costs. Compliance with these laws has substantially increased the cost of coal mining and gas production, but is, in general, a cost common to all domestic coal and gas producers.

Mine Health and Safety Laws

     Stringent safety and health standards have been imposed by federal legislation since 1969 when the Federal Coal Mine Health and Safety Act of 1969 was adopted. The Mine Health and Safety Act of 1969 resulted in increased operating costs and reduced productivity. The Federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of health and safety standards of the Mine Health and Safety Act of 1969, imposes comprehensive safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Mine Health and Safety Act of 1969 and the Mine Safety and Health Act of 1977, the Black Lung Benefits Acts require payments of benefits by all businesses conducting current mining operations to coal miners with black lung and to certain survivors of a miner who dies from black lung.

     Most of the states in which CONSOL Energy operates have state programs for mine safety and health regulation and enforcement. In combination, federal and state safety and health regulation in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting any segment of the industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on CONSOL Energy's operating costs. However, CONSOL Energy's competitors in all of the areas in which it operates are subject to the same degree of regulation.

Black Lung Legislation

     In order to compensate

     .    miners who are totally disabled due to black lung and

     . certain survivors of miners who died from the disease and who were last employed as miners prior to 1970 or where no responsible coal mine operator has been identified for claims where the miner's last coal employment was after December 31, 1969, the Black Lung Benefits Acts levy a tax on production of $1.10 per ton for deep-mined coal and $.55 per ton for surface-mined coal, but the tax is not to exceed 4.4% of the sales price.

     In addition, the Black Lung Benefits Acts provide that certain claims for which coal operators had previously been responsible will be obligations of the government trust funded by the tax. The Revenue Act of 1987 extended the termination date of the tax from January 1, 1996 to the earlier of January 1, 2014, or the date on which the government trust becomes solvent. For miners last employed as miners after 1969 who are determined to have contracted black lung, CONSOL Energy self insures against potential cost using actuarially determined estimates of the cost of present and future claims. CONSOL Energy's subsidiaries are also liable under state statutes for black lung claims.

     In the past, legislation on black lung reform has been introduced, but not enacted, in Congress. It is possible that such legislation will be reintroduced. Such legislation could

     .    restrict the evidence that can be offered by a mining company,

     . establish a standard for evaluation of evidence that greatly favors black lung claimants,

     . allow claimants who have been denied benefits at any time since 1981 to refile their claims for consideration under the new law,

     .    make surviving spouse benefits significantly easier to obtain, and

     . retroactively waive repayment of preliminarily awarded benefits that are later determined to have been improperly paid.

     If this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. There can be no assurance that such proposed legislation or other proposed changes in black lung legislation will not have an adverse effect on CONSOL Energy.

     The U.S. Department of Labor has issued proposed amendments to the regulations implementing the federal black lung laws which, in addition to incorporating the above changes which Congress previously chose not to enact, would establish a presumption in favor of a claimant's treating physician and limit a coal operator's ability to introduce medical evidence regarding the claimant's medical condition. If adopted, the amendments could have an adverse impact on CONSOL Energy, the extent of which cannot be accurately predicted. CONSOL Energy and the National Mining Association, an industry trade association, have played an active role in challenging these regulations, and will continue to do so. Currently, these regulations have been submitted by the Department of Labor to the Office of Management and Budgets for fiscal review. It is anticipated the regulations will be published in late calendar year 2000.

Worker's Compensation

     CONSOL Energy is required to compensate employees for work-related injuries. Several states in which CONSOL Energy operates consider changes in worker's compensation laws from time to time. Such changes, if enacted, could adversely affect CONSOL Energy's financial condition and results of operations.

Retiree Health Benefits Legislation

     The Coal Industry Retiree Health Benefits Act of 1992 requires CONSOL Energy to make payments to fund the cost of health benefits for its and other coal industry retirees.

Environmental Laws

CONSOL Energy is subject to various federal environmental laws, including

     .    the Surface Mining Control and Reclamation Act of 1977,

     .    the Clean Air Act,

     .    the Clean Water Act,

     . the Comprehensive Environmental Response, Compensation and Liability Act, and

     . the Resource Conservation Recovery Act, as well as state laws of similar scope in each state, in which CONSOL Energy operates.

     These environmental laws require permitting and/or approval of many aspects of coal mining and gas operations, and to that end both federal and state inspectors regularly visit mines and other facilities to assure compliance. CONSOL Energy has ongoing compliance and permitting programs to assure compliance with such environmental laws.

     Given the retroactive nature of certain environmental laws, CONSOL Energy has incurred and may in the future incur liabilities in connection with properties and facilities currently or previously owned or operated as well as sites to which CONSOL Energy sent waste materials.

Surface Mining Control and Reclamation Act

     The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. The Act requires that comprehensive environmental protection and reclamation standards be met during the course of and upon completion of mining activities. Permits for all mining operations must be obtained from the federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the act, the appropriate state regulatory authority. All states in which CONSOL Energy's active mining operations are located have achieved primary jurisdiction for enforcement of the act through approved state programs.

     The Surface Mining Control and Reclamation Act and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The act requires CONSOL Energy to restore the surface to approximate the original contours as contemporaneously as practicable with the completion of mining operations. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a consequence of longwall mining. In addition, the Abandoned Mine Lands Act, which is part of the Surface Mining Control and Reclamation Act, imposes a tax on all current mining operations, the proceeds of which are used to restore mines closed before 1977. The maximum tax is $.35 per ton on surface-mined coal and $.15 per ton on underground-mined coal.

     CONSOL Energy accrues for the costs of final mine closure, including the cost of treating mine water discharges where necessary, over the estimated useful mining life of the property and for current mine disturbances which will be reclaimed prior to final mine closure. The establishment of liability for the current disturbance and final mine closure reclamation is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and production levels. The reclamation costs, mine closing costs and other environmental liability accruals were $318 million at June 30, 2000. The amount that was included as an operating expense for the twelve months ended June 30, 2000 was $20 million and the related cash expense for such liability in the twelve months ended June 30, 2000 was $25 million.

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

Clean Air Act

     The federal Clean Air Act and similar state laws, which regulate emissions into the air, affect coal mining, gas and processing operations primarily through permitting and/or emissions control requirements. In addition, the U.S. Environmental Protection Agency has issued certain, and is considering further, regulations relating to fugitive dust and coal combustion emissions which could restrict CONSOL Energy's ability to develop new mines or require CONSOL Energy to modify its operations. In July 1997, the Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards for particulate matter which may require some states to change existing implementation plans. These National Ambient Air Quality Standards are expected to be implemented by 2003. Because coal mining operations emit particulate matter, CONSOL Energy's mining operations and utility customers are likely to be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. Regulations may restrict CONSOL Energy's ability to develop new mines or could require CONSOL Energy to modify its existing operations, and may have a material adverse effect on CONSOL Energy's financial condition and results of operations.

     The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal-fueled electric power generating plants. The Clean Air Act requires reduction of sulfur dioxide emissions from electric power generation plants in two phases. Only certain facilities are subject to the Phase I requirements. Phase II, which took effect January 1, 2000, requires nearly all facilities to reduce such emissions. The affected utilities will be able to meet these requirements by switching to lower sulfur fuels, by installing pollution control devices such as scrubbers, by reducing electricity generating levels or by purchasing or trading so-called pollution "credits." Specific emissions sources receive these "credits" which utilities and industrial concerns can trade or sell to allow other units to emit higher levels of sulfur dioxide. In addition, the Clean Air Act requires a study of utility power plant emissions of certain toxic substances and their eventual regulation, if warranted. The effect of the Clean Air Act cannot be completely ascertained at this time, although the sulfur dioxide emissions reduction requirement is projected generally to increase the demand for low-sulfur coal and potentially decrease demand for high sulfur coal.

     The Clean Air Act also indirectly affects coal mining operations by requiring utilities that currently are major sources of nitrogen oxides in moderate or higher ozone nonattainment areas to install reasonably available control technology for nitrogen oxides, which are precursors of ozone. The Environmental Protection Agency has announced a proposal that would require 22 eastern states to make substantial reductions in nitrogen oxide emissions by the year 2003. The Environmental Protection Agency expects such states will achieve these reductions by requiring power plants to make substantial reductions in their nitrogen oxide emissions. This in turn will require power plants to install reasonably available control technology and additional control measures. Installation of reasonably available control technology and additional measures required under the Environmental Protection Agency proposal will make it more costly to operate coal-fired plants and, depending on the requirements of individual state implementation plans and the development of revised new source performance standards, could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

Any reduction in coal's share of the capacity for power generation could have a material adverse effect on CONSOL Energy's business, financial condition and results of operations. The effect such regulations, or other requirements that may be imposed in the future, could have on the coal industry in general and on CONSOL Energy in particular cannot be predicted with certainty.

Framework Convention On Global Climate Change

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

Clean Water Act

     The federal Clean Water Act affects coal mining and gas operations by imposing restrictions on effluent discharge into waters. Regular monitoring, as well as compliance with reporting requirements and performance standards, are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. CONSOL Energy believes it has obtained all permits required under the Clean Water Act and that compliance with the Clean Water Act will not materially adversely affect its business, financial condition and results of operations.

Comprehensive Environmental Response, Compensation and Liability Act

     The Comprehensive Environmental Response, Compensation and Liability Act and similar state laws affect coal mining operations by, among other things, imposing cleanup requirements for threatened or actual releases of hazardous substances that may endanger public health, welfare or the environment. Under the Comprehensive Environmental Response, Compensation and Liability Act, joint and several liabilities may be imposed on waste generators, site owners and operators and others regardless of fault or the legality of the original disposal activity. Although waste substances generated by coal mining and processing are generally not regarded as hazardous substances for the purposes of the Comprehensive Environmental Response, Compensation and Liability Act, some products used by coal companies in operations, such as chemicals, and the disposal of such products, are governed by the statute. Thus, coal mines currently or previously owned or operated by CONSOL Energy, and sites to which CONSOL Energy sent waste materials, may be subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act and similar state laws.

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

Resource Conservation Recovery Act

     The federal Resource Conservation Recovery Act affects coal mining and gas operations by imposing requirements for the treatment, storage and disposal of hazardous wastes.

Federal Coal Leasing Amendments Act

     Although CONSOL Energy currently does not have active mining operations on federal coal leases, mining operations on federal lands in the West are affected by regulations of the U.S. Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the U.S. Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Regulations adopted by the U.S. Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal leases if operations were developed on such leases.

Other

     Patents and licenses are not material to the operation of CONSOL Energy's business.

     CONSOL Energy has made no public announcement, nor has information otherwise become public, about any new product or line of business which would require the investment of a material amount of CONSOL Energy's total assets.

     CONSOL Energy's business is not seasonal in any material respect.

Item 2.  Properties.

COAL RESERVES

     CONSOL Energy had an estimated 4.5 billion tons of proved and probable reserves at June 30, 2000. Reserves are the portion of the "demonstrated" tonnage (equivalent to "proved" and "probable") that meet CONSOL Energy's general economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially minable at year-end price and cost levels.

         CONSOL Energy's reserves are located in northern Appalachia (53%), central Appalachia (11%), the midwestern United States (21%) and in the western United States and in Canada (15%).

         The following table summarizes CONSOL Energy's reserves as of June 30, 2000. For unassigned reserves, CONSOL Energy assumes approximately 60% recovery for reserves that can be mined using longwall mining, approximately 50% recovery for reserves that will be mined using other underground methods and approximately 90% recovery for surface mines.

                    CONSOL Energy Recoverable Coal Reserves
           By Producing Region and Product (000 tons) as of 6/30/00

                             *1.20 lbs. SO2/MMBtu     1.20-2.50 lbs. SO2/MMBtu        2.50 lbs. SO2/MMBtu
                            ---------------------     ------------------------        -------------------
                           Low       Med.     High     Low      Med.      High     Low       Med.      High
Product                    Btu       Btu      Btu      Btu      Btu       Btu      Btu       Btu        Btu       Total       %
-------                    ---       ---      ---      ---      ---       ---      ---       ---        ---       -----       -
Northern
Appalachia:
Metallurgical:
High Vol A Bituminous         -        -        -        -        -    200,840         -          -          -    200,840      4.5
High Vol A Bituminous         -   49,359        -        -   10,038     55,528    49,640    134,707  1,871,549  2,170,821     48.7
Med Vol Bituminous            -        -        -        -        -          -         -          -          -          -      0.0
Low Vol Bituminous            -        -        -        -        -     15,911         -          -          -     15,911      0.4
                         ------  -------  -------   ------  -------    -------   -------    -------  ---------  ---------     ----
Region Total                  -   49,359        -        -   10,038    272,279    49,640    134,707  1,871,549  2,387,572     53.5

Central Appalachia:
Metallurgical:
High Vol A Bituminous     5,832        -   18,645        -        -      2,103         -          -          -     26,580      0.6
Med Vol Bituminous            -    3,855   81,833        -    2,417      8,315         -          -          -     96,420      2.2
Low Vol Bituminous            -        -  175,208        -        -      8,208         -          -          -    183,416      4.1
Steam:
High Vol A. Bituminous   33,002   27,347    4,006   28,667   33,009     49,751         -        430     15,417    191,629      4.3
                         ------  -------  -------   ------  -------    -------   -------    -------  ---------  ---------     ----
Region Total             38,834   31,202  279,692   28,667   35,426     68,377         -        430     15,417    498,045     11.2
                         ------  -------  -------   ------  -------    -------   -------    -------  ---------  ---------     ----

Midwest - Illinois
Basin
Steam:
High Vol B Bituminous         -        -        -        -   69,611     58,994    56,963    427,840     34,437    647,845     14.5
High Vol C Bituminous         -        -        -        -  185,445          -    91,987          -          -    277,432      6.2
                         ------  -------  -------   ------  -------    -------   -------    -------  ---------  ---------     ----
Region Total                  -        -        -        -  255,056     58,994   148,950    427,840     34,437    925,277     20.7
                         ------  -------  -------   ------  -------    -------   -------    -------  ---------  ---------     ----

N. Powder River
Basin
Steam:
Subbituminous B               -        -  248,609        -        -      4,126         -          -          -    252,735      5.7
Subbituminous C               -  193,017        -        -        -          -         -          -          -    193,017      4.3
                         ------  -------  -------   ------  -------    -------   -------    -------  ---------  ---------     ----
Region Total                  -  193,017  248,609        -        -      4,126         -          -          -    445,752     10.0

* = less than and equal to

                    CONSOL Energy Recoverable Coal Reserves
           By Producing Region and Product (000 tons) as of 6/30/00

                             *1.20 lbs. SO2/MMBtu     1.20-2.50 lbs. SO2/MMBtu        2.50 lbs. SO2/MMBtu
                            ---------------------     ------------------------        -------------------
                            Low      Med.     High     Low     Med.       High     Low       Med.      High
Product                     Btu      Btu      Btu      Btu      Btu       Btu      Btu       Btu        Btu       Total       %
-------                     ---      ---      ---      ---      ---       ---      ---       ---        ---       -----       -
Colorado-Danforth
Hills Field
Steam:
High Vol C Bituminous      12,456        -       -         -        -          -        -         -          -     12,456   0.3
                          -------  -------  -------   ------  -------    -------  -------   -------  ---------  --------- -----
Region Total               12,456        -       -         -        -          -        -         -          -     12,456   0.3

Utah - Emery Field
Steam:
High Vol B Bituminous           -        -   14,600        -   13,952          -        -         -          -     28,552   0.6
                          -------  -------  -------   ------  -------    -------  -------   -------  ---------  --------- -----
Region Total                    -        -   14,600        -   13,952          -        -         -          -     28,552   0.6

Alberta, Canada -
Mountains Region
Metallurgical:
Med Vol Bituminous        102,407   34,225   26,575        -        -          -        -         -          -    163,207   3.7
                          -------  -------  -------   ------  -------    -------  -------   -------  ---------  --------- -----
Region Total              102,407   34,225   26,575        -        -          -        -         -          -    163,207   3.7

Sub-Total
Metallurgical
High Vol A Bituminous       5,832        -   18,645        -        -    202,943        -         -          -    227,420   5.1
Med Vol Bituminous        102,407   38,080  108,408        -    2,417      8,315        -         -          -    259,627   5.8
Low Vol Bituminous              -        -  175,208        -        -      8,208        -         -          -    183,416   4.1
                          -------  -------  -------   ------  -------    -------  -------   -------  ---------  --------- -----
Total Metallurgical       108,239   38,080  302,261        -    2,417    219,466        -         -          -    670,463  15.0
Sub-Total Steam
High Vol A Bituminous      33,002   76,706    4,006   28,667   43,047    105,279   49,640   135,137  1,886,966  2,362,450  53.0
High Vol B Bituminous           -        -   14,600        -   83,563     58,994   56,963   427,840     34,437    676,397  15.2
High Vol C Bituminous      12,456        -        -        -  185,445          -   91,987         -          -    289,888   6.5
Med Vol Bituminous              -        -        -        -        -          -        -         -          -          -   0.0
Low Vol Bituminous              -        -        -        -        -     15,911        -         -          -     15,911   0.4
Subbituminous B                 -        -  248,609        -        -      4,126        -         -          -    252,735   5.7
Subbituminous C                 -  193,017        -        -        -          -        -         -          -    193,017   4.3
                          -------  -------  -------   ------  -------    -------  -------   -------  ---------  --------- -----
Total Steam                45,458  269,723  267,215   28,667  312,055    184,310  198,590   562,977  1,921,403  3,790,398  85.0

Total Company             153,697  307,803  569,476   28,667  314,472    403,776  198,590   562,977  1,921,403  4,460,861 100.0
                          =======  =======  =======   ======  =======    =======  =======   =======  =========  ========= =====
Percent of Total             3.4%     6.9%    12.8%     0.6%     7.0%       9.1%     4.5%     12.6%      43.1%     100.0%
                             ====     ====    =====     ====     ====       ====     ====     =====      =====     ======

* = means less than and equal to

  The above table categorizes the relative Btu values (low, medium and high)
                for each coal producing region as shown below.

In Btus per lb.

Region                                                          Low         Medium            High
------                                                          ---         ------            ----

Northern and Central Appalachia and Canada...............    *12,500    12,500---13,000     **13,000
Midwest..................................................    *11,600    11,600---12,000     **12,000
Powder River Basin.......................................    * 8,400     8,400--- 8,800     ** 8,800
Western Colorado and Southern Utah.......................    *11,000    11,000---12,000     **12,000

* means less than
** means greater than

         Reserve estimates are based on geological data assembled and analyzed by a qualified staff of geologists and engineers located at individual mines, operations offices and at CONSOL Inc.'s principal office. The reserve estimates and general economic criteria upon which they are based are reviewed and adjusted annually to reflect production of coal from the reserves, analysis of new engineering and geological data, changes in property control, modification of mining methods and other factors. Reserve information, including the quantity and quality of reserves, coal and surface ownership, lease payments and other information relating to CONSOL Energy's coal reserve and land holdings, is maintained through a system of interrelated computerized databases developed by CONSOL Energy.

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

GAS RESERVES

         CONSOL Energy's gas reserves are either owned in fee or leased. See
Note 29 of Notes to Consolidated Financial Statements for further information on CONSOL Energy's gas reserves.

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

         Certain excise taxes paid on export sales of coal have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1994 through 1999. The government has filed a petition in the United States Supreme Court seeking a determination of the appropriate statute of limitations. The IRS has initiated an audit of CONSOL Energy's refund claims. However, because of the inherent uncertainties in the litigation and audit resolution processes, no assurance can be made as to the final outcome and timing of this situation. Accordingly, CONSOL Energy has not recognized any amount for the possible collection of these claims.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Common Stock Market Prices and Dividends

         CONSOL Energy's common stock is traded on the New York Stock Exchange (ticker symbol CNX). The approximate number of record holders of CONSOL Energy's stock at June 30, 2000 was 4,600.

         The table below sets forth the high and low stock prices and dividends since the date of CONSOL Energy's initial public offering.



                                  Sales Price                   Cash
                         ------------------------------       Dividend
Quarter  Ended                High             Low            Declared
--------------           --------------   -------------       --------
June 30, 1999               $16.0000        $10.8750            -
September 30, 1999           14.5625         10.6250           $.28
December 31, 1999            14.7500          9.6250            .28
March 31, 2000               12.6250          9.9375            .28
June 30, 2000                17.1250          9.9375            .28

         CONSOL Energy paid dividends to its stockholders of $80 million in the year ended December 31, 1998. A cash dividend of $23 million was paid in April 1999, prior to the initial public offering. The dividends historically paid by CONSOL Energy are not indicative of its future dividend policy, particularly because CONSOL Energy was closely held prior to the initial public offering.

         The Board of Directors currently intends to pay quarterly dividends on the common stock. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of the Board of Directors, and no assurance can be given that CONSOL Energy will pay such dividend or any further dividends. The determination as to the payment of dividends will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors that the Board of Directors deems relevant.

     Item 6. Selected Financial Data.

     Statement of Income Data
     In thousands

                                                              Six
                                                             Months
                                Twelve Months Ended          Ended
                                      June 30,              June 30,             Twelve Months Ended December 31,
                            --------------------------               ---------------------------------------------------------
                                2000          1999            1999       1998          1997            1996          1995
                            -----------  -------------  -----------  ------------  ------------    ------------   ------------
Revenue                                   (Unaudited)
Sales (1)                   $ 2,094,850  $   2,243,867  $ 1,081,922  $  2,295,430  $  2,285,197    $  2,336,014   $  2,269,211
Other Income                     64,359         56,635       28,560        54,562        64,441          60,940         45,024
                            -----------  -------------  -----------  ------------  ------------    ------------   ------------
 Total Revenue                2,159,209      2,300,502    1,110,482     2,349,992     2,349,638       2,396,954      2,314,235

Costs
Cost of goods sold and
 other operating charges      1,503,154     1,639,275       792,597     1,594,523     1,592,413       1,687,836      1,600,271
Selling, general and
 administrative expense          57,992        55,419        27,740        55,128        55,429          53,354         53,537
Depreciation, depletion
 amortization                   249,877       242,260       121,237       238,584       233,304         235,159        253,113
Interest expense                 55,289        55,860        30,504        48,138        45,876          44,510         53,915
Taxes other than income         174,272       196,831        98,244       201,137       188,940         187,396        200,605
Restructuring Costs              12,078             -             -             -             -               -              -
                            -----------  ------------   -----------  ------------  ------------    ------------   ------------
 Total Costs                  2,052,662     2,189,645     1,070,322     2,137,510     2,115,962       2,208,255      2,161,441
                            -----------  ------------   -----------  ------------  ------------    ------------   ------------
Earnings before income
 taxes                          106,547       110,857        40,160       212,482       233,676         188,699        152,794
Income taxes (benefits)            (493)        2,518           121        37,845        49,887          35,970         22,744
                            -----------  ------------   -----------  ------------  ------------    ------------   ------------
Net income                  $   107,040  $    108,339   $    40,039  $    174,637  $    183,789    $    152,729   $    130,050
                            ===========  ============   ===========  ============  ============    ============   ============
Basic and dilutive
 Earnings per share (2)     $      1.35  $       1.37   $      0.62  $       1.73  $       1.69    $       1.40   $       1.20
Weighted average            ===========  ============   ===========  ============  ============    ============   ============
 number of common
 shares outstanding          79,499,576    78,990,497    64,784,685   100,820,599   108,806,714     108,806,714    108,806,714
                            ===========  ============   ===========  ============  ============    ============   ============

     Balance Sheet Data
     In thousands

                                           June 30,                                    December 31,
                                 -----------------------------  -----------------------------------------------------------
                                      2000           1999           1998            1997           1996           1995
                                 --------------  -------------  -------------   -------------  -------------  -------------
     Working capital
        (deficiency)             $    (375,074)   $  (261,427)   $  (602,428)   $     77,313   $    358,030   $    277,678
     Total assets                    3,866,311      3,875,026      3,863,390       3,548,011      3,857,508      3,871,978
     Short-term debt                   464,310        345,525        551,719          55,051         46,378         78,166
     Long-term debt
        (including current
         portion)                      307,362        326,495        430,888         397,257        449,170        442,385
     Total deferred credits
        and other liabilities        2,358,725      2,423,483      2,433,899       2,262,702      2,315,397      2,325,262
     Stockholders' equity
        (deficit)                      254,179        254,725       (103,221)        302,765        578,976        506,247

Other Operating Data

                                                        Six Months
                                Twelve Months Ended       Ended
                                     June 30,            June 30,           Twelve Months Ended December 31,
                              -----------------------               -------------------------------------------------
                                 2000         1999        1999         1998         1997         1996        1995
                              -----------  ----------   ----------  -----------  -----------  ----------   ----------
Tons sold (in
   thousands)(3)                  78,714     78,786       38,553       77,729       75,170       77,000       72,741
Tons produced (in
   thousands)                     73,073     76,425       38,244       75,769       72,505       71,411       71,324
Productivity (tons per
   manday)                         44.23      39.70        39.86        40.11        38.46        34.57        31.22
Average production cost
   ($ per ton produced)        $   20.00   $  21.26   $    21.47   $    20.99   $    21.05   $    21.87   $    22.31
Average sales price of
   tons produced ($ per
   ton produced)               $   23.66   $  25.51   $    25.12   $    26.41   $    26.49   $    26.29   $    26.61
Coal reserves (tons in
   millions) (4)                   4,461      4,705        4,705        4,755        4,776        5,063        5,072
Number of mining
   complexes (at
   period end)                        22         24           24           25           24           26           26
Number of employees
   (at period end)                 6,426      7,658        7,658        8,578        7,711        8,206        8,743

Other Financial Data
In thousands

                                                           Six Months
                               Twelve Months Ended           Ended
                                    June 30,                June 30,                  Twelve Months Ended December 31,
                          -----------------------------                  -----------------------------------------------------------
                               2000           1999           1999            1998           1997           1996            1995
                          --------------  -------------  -------------   -------------  -------------  -------------   -------------
Capital Expenditures      $     142,598   $    240,667   $    105,099    $    254,515   $    200,617   $    169,367    $    179,022
EBIT (5)                        156,165        159,107         68,438         250,089        256,934        212,708         188,715
EBITDA (5)                      406,042        401,367        189,675         488,673        490,238        447,867         441,828
Net cash provided by
   operating activities         295,028        321,245         84,995         395,313        427,913        372,582         298,290
Net cash provided by
   (used in) investing
   activities                  (299,554)      (186,316)      (100,790)       (235,918)        52,243       (251,236)       (160,856)
Net cash provided by
   (used in) financing
   activities                   (10,852)      (132,016)         8,069        (146,898)      (501,354)      (119,254)       (140,805)

(1) See Note 26 of Notes to Consolidated Financial Statements for sales by operating segment (pp. 70 and 71 of this document).
(2) Basic earnings per share is computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share are due to the inclusion of the dilutive effect of employee and non-employee director stock options granted, totaling 1,750 shares for the twelve months ended June 30, 2000. The difference in the weighted average number of shares outstanding for the twelve months ended June 30, 2000 for the calculation of basic and diluted earnings per share was not material and resulted in no difference between basic and diluted earnings per share. There were no dilutive employee and non-employee director stock options for any of the other periods presented.

(3) Includes sales of coal produced by CONSOL Energy and purchased from third parties. CONSOL Energy sold 3.5 million tons in the twelve months ended June 30, 2000, 3.9 million tons in the twelve months ended June 30, 1999,
     2.2 million tons in the six months ended June 30, 1999, 3.2 million tons in 1998, 3.1 million tons in 1997, 3.2 million tons in 1996, and 2.7 million tons in 1995 of coal that was purchased from third parties.

(4)  Represents proved and probable reserves at period end.

(5) EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company's operating performance before debt expense and its cash flow. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         CONSOL Energy's net income was essentially unchanged for the twelve months ended June 30, 2000 and the twelve months ended June 30, 1999. However, results in the coal and gas operations during the fiscal year ended June 30, 2000 showed improvement as the year progressed.

         Coal segment results have the greatest impact on CONSOL Energy's net income. The average realized price per ton of coal produced has declined for several years. The decline in averaged realized prices during the fiscal year ended June 30, 2000, was due, in part, to the general industry-wide decline in coal prices during calendar year 1999. This decline was driven by mild winter weather in the eastern U. S. (which reduced demand for electricity), and poor market conditions for export coal, particularly in the Pacific Rim which resulted in high coal inventory levels at both power plants and at coal mines. In addition, CONSOL Energy had approximately 16 million tons of coal sold under contracts that expired by the end of calendar year 1999 which resulted in a decline in average realized prices because these contracts provided for higher prices than the prevailing market price. As a result of the confluence of these factors, net income for the first half of our fiscal year did not compare favorably with the results from the same period a year earlier.

         During the fiscal year, CONSOL Energy closed its Helvetia and Keystone mining complexes. These complexes consisted of smaller mines with higher costs and lower productivity than other company mines. CONSOL Energy shifted production and sales from the closed operations to its more efficient longwall mines.

         The improvement in coal operations can best be seen in CONSOL Energy's productivity as measured in produced tons per manday. In the year 1995, CONSOL Energy produced 31.22 tons for each manday. In the year 1999, productivity was
39.70 tons per manday. In the fiscal year ended June 30, 2000, productivity jumped to 44.23 tons per manday. In the quarter ending June 30, 2000, productivity had risen to 47.00 tons per manday.

         The effect of the cost reduction action that was taken has been to lower the cost of producing a ton of coal. In the twelve months ended June 30, 1999, it cost $21.26 to produce a ton of coal. In the just-ended year, the average cost was $20.00.

         On June 22, 1999, an underground fire was discovered at the idled Loveridge Mine. The mine was sealed and inert gases were injected to reduce oxygen levels and put out the fire. The mine has been idled for all of the fiscal year ended June 30, 2000. Monitoring of the mine atmosphere indicated that the fire was extinguished, and on July 24, 2000, safety crews reentered to ventilate and secure the mine. If conditions are favorable, the longwall will be restarted to mine the remainder of the coal in the current panel. The longwall will then be moved to the surface, refurbished and redeployed to another mine. Loveridge Mine will then be idled unless the market is able to accommodate its production.

         CONSOL Energy engaged an outside consultant to review administrative and research staff functions. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term. As a result of the review of administrative and research services, CONSOL Energy implemented changes in its organizational structure. CONSOL Energy reorganized its operating groups, reducing the number from seven to four, saving administrative costs in the process. A workforce reduction of 214 employees resulted from the Voluntary Separation Incentive Program, which provided enhanced medical, pension and severance benefits upon separation from employment and an involuntary severance program. CONSOL Energy took charges against income of $12.1 million for these reductions and for other costs associated with the restructuring. CONSOL Energy continues to review its business processes and the information technology supporting those processes. The purpose of the study is to assess the need to supplement or replace core business systems and to provide cost-effective strategic software direction to meet future core business needs.

         CONSOL Energy significantly expanded its natural gas production this year with the purchase in February 2000 of production and gas gathering assets from MCN Energy Inc. The timing proved fortuitous, as natural gas prices began to increase significantly. As a result of the MCN acquisition, the average daily production rate was 90 million cubic feet per day at the end of the fiscal year ended June 30, 2000. For the fiscal year ended June 30, 2000, CONSOL Energy produced 16.0 billion cubic feet (Bcf) and sold it for $3.06 per million Btus, where a million Btus nearly equals 1,000 cubic feet. This compares with prior year production of 5.6 billion cubic feet sold at only an average price of $2.07 per million Btus.

         CONSOL Energy announced on September 20, 2000 that it expects results for its first quarter ending September 30, 2000 to be lower than the current consensus estimate of analysts. Net Income for the quarter is estimated to be between $0.05 and $0.10 per share, or $4.0 to $8.0 million.

Change of Fiscal Year

         CONSOL Energy changed its fiscal year from a calendar year to a year ending on June 30. CONSOL Energy had a transitional fiscal period ending June 30, 1999. CONSOL Energy's first full fiscal year ending June 30 was the year that started July 1, 1999 and ended June 30, 2000. CONSOL Energy undertook this change in order to align its fiscal year with that of Rheinbraun A.G., its majority shareholder. CONSOL Energy is a consolidated subsidiary of Rheinbraun.

Twelve Months Ended June 30, 2000 compared with
Twelve Months Ended June 30, 1999 (unaudited)

Net Income

         CONSOL Energy's net income for the twelve months ended June 30, 2000 (the 2000 period) was $107 million compared with $108 million for the twelve months ended June 30, 1999 (the 1999 period). The decrease of $1 million, or 1.2% primarily was due to reduced coal sales revenues and the addition of restructuring costs, partially offset by lower costs of goods sold.

Revenue

         Sales decreased $149 million, or 6.6% to $2,095 million for the 2000 period from $2,244 million for the 1999 period.

         Revenues from the sale of Produced Coal decreased $140 million, or 7.3% to $1,786 million in the 2000 period from $1,926 million in the 1999 period. Average sales price per ton of Produced Coal sold decreased 7.7% to $23.66 per ton for the 2000 period from $25.51 per ton for the 1999 period. The decline in average sales price was primarily due to expirations of higher-priced contracts during the 2000 period and weaker spot prices compared to the 1999 period. Sales volumes of Produced Coal for the 2000 period were 75.2 million tons compared to
74.9 million tons for the 1999 period.

         Revenues from the sale of Purchased Coal decreased $15 million, or 12.6% to $103 million in the 2000 period from $118 million in the 1999 period. The decrease primarily was due to lower volumes and prices related to export coal sales.

         Sales of Industrial Supplies decreased $20 million, or 12.8% to $141 million in the 2000 period from $161 million in the 1999 period due to reduced volumes.

         These decreases were partially offset by the increase in revenues from the sale of coalbed methane gas and from gathering fees. Revenues from gas sales increased $28 million to $48 million in the 2000 period from $20 million in the 1999 period. The increase was primarily due to higher volumes as a result of the acquisition of Buchanan Production Company ("BPC") and MCNIC Oakwood Gathering Inc. ("OGI") on February 25, 2000. The increase was also due to an increase in the average price per MMBTU sold. The average price per MMBTU was $3.06 for the 2000 period compared to $2.07 for the 1999 period.

         Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income, equity in earnings of affiliates and miscellaneous income, increased $7 million to $64 million in the 2000 period from $57 million in the 1999 period. The increase was primarily due to an increase in gain on sale of assets, partially offset by $2 million income recognized in the 1999 period for a one-time refund of harbor maintenance fees.

Costs

         Cost of goods sold and other operating charges decreased $136 million, or 8.3% to $1,503 million in the 2000 period compared to $1,639 million in the 1999 period.

         Cost of goods sold for Produced Coal was $1,134 million for the 2000 period, a decrease of $68 million, or 5.7% from the 1999 period. This primarily reflects a decrease due to a reduction in cost per produced ton. The reductions in production costs are primarily due to the decrease in supplies, maintenance and labor costs. Tons per manday have increased 11.4% to 44.2 in the 2000 period compared to 39.7 in the 1999 period reflecting improved efficiencies at the operating locations, the closing of the Keystone and Helvetia complexes, and the transfer of production to more efficient mines.

         Purchased Coal costs decreased 14.0% to $100 million in the 2000 period compared to $116 million in the 1999 period. The $16 million decrease was due mainly to reduced volumes related to export sales.

         Miscellaneous cost of goods sold and other operating charges decreased 62% to $39 million in the 2000 period from $101 million in the 1999 period. The decrease of $62 million was primarily related to a $16 million decrease in actuarial adjustments in the 2000 period, a $4 million decrease in claim accruals, and a $2 million decrease in salary vacation accruals due to workforce reductions incurred in the 2000 period. The decrease was also due to a $14 million property donation and a $5 million accrual for the Loveridge Mine fire in the 1999 period.

         Industrial Supplies cost of goods sold decreased 6.9% to $145 million in the 2000 period from $155 million in the 1999 period. The $10 million decrease was due to reduced sales.

         These decreases in Cost of Goods Sold and Other Charges were offset, in part, by increased closed and idle property expense. Closed and idle property expense increased 25.6% to $49 million in the 2000 period compared to $39 million in the 1999 period. The $10 million increase was primarily due to an $8 million increase due to the Loveridge, Powhatan and Ohio #11 mines being closed or idled for the full 2000 period compared to being idle only part of the 1999 period and a $5 million increase was due to the reversal of mine-closing liabilities related to a property disposition in the 1999 period. These increases in expense were partially offset due to Robinson Run #95, Humphrey #138 and V.P. #8 reopening in the 2000 period after being idled for part of the 1999 period.

         Gas costs increased 47.0% to $22 million in the 2000 period from $15 million in the 1999 period. The $7 million increase was primarily due to higher volumes of sales following the acquisition of BPC and OGI.

         Coal property holding costs increased 46.9% to $13 million in the 2000 period from $9 million in the 1999 period. The $4 million increase was primarily due to leasehold surrenders.

         Selling, general and administrative expenses increased 4.6% to $58 million in the 2000 period compared to $55 million in the 1999 period. The increase of $3 million was primarily due to increased fees for professional consulting services and general professional services, offset partially by a decrease in labor costs due to the Voluntary Separation Incentive Program and an involuntary severance program.

         Depreciation, depletion and amortization expense increased 3.1% to $250 million in the 2000 period compared to $242 million in the 1999 period. The increase of $8 million was primarily due to the depreciation expense related to assets placed in service, mainly the Bailey Preparation Plant expansion and the purchase of a new longwall, after the 1999 period. The increased depreciation expense was partially offset by reduced depreciation and depletion expense from the scheduled closing of the Powhatan Mine due to economically depleted reserves and V.P. #3 and Ohio #11 being idled for the full 2000 period.

         Interest expense decreased 1.0% to $55 million for the 2000 period compared to $56 million for the 1999 period. The decrease of $1 million was due primarily to $78 million lower average debt levels outstanding during the 2000 period compared to the 1999 period, partially offset by a 0.6% increase in average interest rates on commercial paper in the 2000 period. Higher debt levels in the 1999 period resulted from the issuance of commercial paper to finance the purchase of CONSOL Energy's common stock from DuPont Energy Company ("DuPont Energy") in November 1998. Lower debt levels in the 2000 period resulted from the use of the Initial Public Offering proceeds to reduce debt and the repayment of $100 million of long-term debt as scheduled in January 1999. These reductions in debt were partially offset by an increase in the debt outstanding from the issuance of commercial paper in February 2000, which was used to finance the acquisition of BPC, OGI, and a MCN subsidiary that owns a 50% interest in CSGC.

         Taxes other than income decreased 11.5% to $174 million for the 2000 period compared to $197 million for the 1999 period. The decrease of $23 million was due primarily to decreased West Virginia severance taxes due to lower production and sales prices in that state, decreased black lung excise taxes due to overall lower production tons and overall lower sales prices, and reduced payroll taxes primarily due to decreased labor costs.

         Restructuring charges were $12 million in the 2000 period. These charges represent costs related to the implementation of reductions in administrative and research staff. These reductions were the result of the detailed review which has been conducted within CONSOL Energy throughout the second and third quarter of the fiscal year. The purpose of the review was to assess the need for and to assist in a restructuring of the staff functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term. Restructuring charges primarily represent severance costs related to layoffs and professional consulting services.

Income Taxes

         Income taxes were a $0.5 million benefit in the 2000 period compared to a $3 million expense in the 1999 period. The tax benefit in the 2000 period was due primarily to the recording of a $8 million benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994, the recording of a $4 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1998 through December 31, 1998 in the 2000 period, and the recording of a $1 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1999 through June 30, 1999 in the 2000 period. Also, the reduced tax expense is due to a lower effective tax rate in the 2000 period due mainly to lower pre-tax income, with minimal effect on percentage depletion benefits, and additional Section 29 gas tax benefits related to the recent acquisition of BPC, OGI and a MCN subsidiary that owns a 50% interest in CSGC.

Six Months Ended June 30, 1999 compared with
Six Months Ended June 30, 1998

Net Income

         CONSOL Energy's net income for the six months ended June 30, 1999
(1999 transition period) was $40 million compared with $106 million for the six months ended June 30, 1998 (the 1998 period). The decrease of $66 million primarily was due to a decline in coal prices and an increase in coal production costs in the 1999 transition period compared with the 1998 period.

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

Revenue

         Sales decreased 4.6% to $1,082 million for the 1999 transition period from $1,133 million for the 1998 period. The decrease of $51 million was primarily due to a decrease of $46 million in company-produced coal sales, a decrease of $12 million in industrial supply sales, partially offset by increased purchased coal sales of $10 million. The decline in coal sales for the period was primarily due to a decline in market prices, a higher proportion of sales of lower priced coals, and a decline in contract prices. Coal sales volumes for the two periods were similar. The decreased revenue for industrial supplies was mainly due to decreased volumes. Increases in purchased coal revenues were primarily due to higher volumes related to contracts acquired with the acquisition of Rochester and Pittsburgh Coal Company (R&P) on September 22, 1998, partially offset by decreased volumes due to the decline in the export market.

         Related party sales declined from the 1998 period reflecting the change in the categorization of sales to DuPont from related party sales to outside sales due to the purchase of shares of the company from DuPont Energy on November 5, 1998, as a result of which DuPont no longer is characterized as an affiliate.

         Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income and miscellaneous income, increased 7.8% to $29 million for the 1999 transition period from $27 million for the 1998 period. The increase of $2 million primarily was due to increased royalty income and a one-time refund of harbor maintenance fees, offset partially by reduced interest income.

Costs

         Cost of goods sold and other operating charges increased $45 million or 6.0% to $793 million for the 1999 transition period from $748 million for the 1998 period. Production cost increased $18 million and purchased coal cost increased $9 million primarily because of the inclusion of the R&P operations. Idle mine costs increased $14 million due to weak market conditions. During the 1999 transition period, one mine was permanently closed and six mines were idled. Other postretirement benefits other than pensions increased $10 million due to the inclusion of R&P operations, discount rate changes and adverse experience. In addition, costs have increased in the 1999 transition period due to the accrued expenses for the Loveridge Mine fire. On June 22, an underground mine fire was discovered at the Loveridge Mine. The expected cost to extinguish the fire and rehabilitate the mine was $5 million. The mine was sealed to deplete oxygen underground and concrete plugs were injected through drill holes to isolate the area where the fire occurred. The mine atmosphere was being monitored daily and readings indicate the fire has been extinguished. The increased costs were partially offset by a $13 million decrease in costs of goods sold for industrial supply sales due mainly to a reduction in volumes.

         Selling, general and administrative expenses remained stable at $28 million in the 1999 transition period compared to $27 million in the 1998 period.

         Depreciation, depletion and amortization increased 3.1% to $121 million in the 1999 transition period from $118 million in the 1998 period. The increase of $3 million was primarily due to the increase in depreciation related to assets acquired with the R&P acquisition, offset partially by decreased cost depletion due to several mines being temporarily idled due to market conditions in the 1999 transition period.

         Interest expense increased 33.9% in the 1999 transition period to $31 million from $23 million in the 1998 period. The increase of $8 million primarily was due to higher average debt levels outstanding during the 1999 transition period compared to the 1998 period. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of common stock from DuPont Energy in November 1998.

         Taxes other than income decreased 4.2% to $98 million in the 1999 transition period from $103 million in the 1998 period. The decrease of $5 million was primarily due to lower West Virginia severance taxes resulting from decreased production in the state. The reduction in severance taxes was partially offset by increased payroll taxes due to the additional personnel added with the R&P acquisition.

Income Taxes

         Income taxes decreased 99.7% to $0.1 million in the 1999 transition period from $35 million in the 1998 period. The decrease of $35 million primarily was due to lower earnings before income taxes in the 1999 transition period and changes in percentage depletion deductions for various operations. The effective tax rate for the 1999 transition 0.3% compared to 25.0% in the 1998 period primarily due to effects of percentage depletion.

1998 Compared with 1997

Net Income

         Net income decreased 5% to $175 million, or $1.73 per share, for 1998 compared with $184 million, or $1.69 per share, for 1997. The calculation of net income per share for 1998 is based on 100,820,599 weighted average number of common shares outstanding, reflecting the purchase in November 1998 of 51,139,156 shares of common stock from DuPont Energy.

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

         Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income and miscellaneous income, decreased 15.3% to $55 million for 1998 compared with $64 million for 1997. The decrease of $9 million was primarily due to a decrease in interest income resulting from a lower level of investment in marketable securities and a decrease in the gain on sale of assets. The decrease was partially offset by a one-time payment received in 1998 pursuant to an agreement by which CONSOL Energy was compensated for not mining certain coal reserves.

Costs

         Cost of goods sold and other operating charges increased 0.1% to $1,595 million for 1998 from $1,592 million in 1997. Cost of goods sold increased due to the 3.5% increase in sales volume of company produced coal. Cost per ton produced decreased 2.3% due mainly to increased coal mine productivity (calculated in tons per manday). This productivity increased 4.3% for 1998 from 1997. The productivity increase was driven, in part, by increases in production at the McElroy Mine, which completed installation of a new belt haulage system at the end of 1997, and the Enlow Fork Mine, which installed a new longwall early in 1998. The increase in cost of goods sold was offset, in part, by decreased industrial supply cost of sales.

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

Liquidity and Capital Resources

Cash Flows

         Net cash provided by operating activities was $295 million in the twelve months ended June 30, 2000 (the 2000 period) compared to $321 million in the twelve months ended June 30, 1999 (the 1999 period). The change in net cash provided by operating activities reflects increases in deferred income taxes, accounts receivable, liquidation of inventories, and a decrease of prepaid expenses and changes in operating and other liabilities.

         Net cash used in investing activities was $300 million in the 2000 period compared to $186 million in the 1999 period. The change in cash used in investing activities reflects the purchase of BPC, OGI, and an MCN subsidiary that owns a 50% interest in CSGC from MCN Energy Group Inc. in the 2000 period compared to the purchase of R&P and the sale of marketable securities in the 1999 period. In addition, capital expenditures in the 2000 period were $143 million compared with $241 million in the 1999 period. The reduction in capital expenditures was part of the cost reduction efforts which have been implemented by CONSOL Energy.

         Net cash used in financing activities was $11 million in the 2000 period compared to $132 million in the 1999 period. The change in net cash used in financing activities reflects the reduced proceeds from commercial paper in the 2000 period compared to the 1999 period. This decrease was offset in part by the expenditure to purchase shares of CONSOL Energy's Common Stock from DuPont Energy in the 1999 period, as well as the scheduled retirement of a long-term note in the 1999 period. The 1999 period reflects the proceeds, net of expenses, from the Initial Public Offering as well. Also, dividends aggregating $89 million were paid in the 2000 period compared to a $103 million paid in the 1999 period. The 2000 period dividends reflect CONSOL Energy's current policy of paying quarterly dividends.

Capital Expenditures

         Capital expenditures were $143 million in the 2000 period and $241 million in the 1999 period. CONSOL Energy made such expenditures for replacement of mining equipment, the expansion of mining capacity and projects to improve the efficiency of mining operations. CONSOL Energy used cash generated from operations and cash made available from the issuance of commercial paper to fund capital expenditures. CONSOL Energy anticipates making capital expenditures of approximately $209 million during the fiscal year ended June 30, 2001 and approximately $161 million during the fiscal year ended June 30, 2002. Capital expenditures for pollution abatement and reclamation are projected to be $9 million for the fiscal year ended June 30, 2001. Expenditures for pollution abatement and reclamation are projected to be immaterial for the fiscal year ended June 30, 2002.

Debt

     At June 30, 2000, CONSOL Energy had total long-term debt of $307 million, including the current portion of long-term debt of $7 million. Such long-term debt consisted of:

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

 .    An aggregate principal amount of $1 million of notes maturing at various dates through 2031, and

 .    An aggregate principal amount of $18 million of capital leases.

         At June 30, 2000, CONSOL Energy had an aggregate principal amount of $464 million of commercial paper outstanding which had maturities ranging up to 101 days and bore interest at rates ranging from 6.44% to 7.29% per annum.

         CONSOL Energy currently has a credit facility with several banks. This facility is used to support the commercial paper program. The term of this facility is 360 days renewable on a 360-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $550 million. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 360 days depending on the interest rate method. There were no borrowings under this facility at June 30, 2000 and at June 30, 1999.

Stockholders' Equity and Dividends

         CONSOL Energy had stockholders' equity of $254 million at June 30, 2000, and $255 million at June 30, 1999. CONSOL Energy paid ordinary cash dividends of $89 million during the 2000 period and $103 million during the 1999 period. The Board of Directors declared a dividend on July 27, 2000 of $0.28 per share of common stock for shareholders of record on August 11, 2000, payable on September 1, 2000. The Board of Directors currently intends to pay quarterly dividends on the common stock. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of the Board of Directors, and no assurance can by given that CONSOL Energy will pay such dividend or any further dividends. The determination as to the payment of dividends will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy's ability to pay cash dividends.

         In August 1999, CONSOL Energy announced that it would begin a share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. In March 2000, CONSOL Energy completed the repurchase of 1,000,000 shares of CONSOL Energy's common stock at an average price of $11.90.

         In March 2000, CONSOL Energy announced that it would begin another share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. The stock repurchase will be used in connection with benefit plan administration. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of June 30, 2000, CONSOL Energy had repurchased 412,600 shares at an average price of $10.92 in this new share repurchase program.

         On November 30, 1999, CONSOL Energy purchased 300,000 shares of its common stock for $2.9 million, or $9.75 per share, as part of a larger private transaction. The shares had been beneficially owned by DuPont Energy. As of November 30, 1999, DuPont Energy had sold all of its 3,264,201 shares of common stock of CONSOL Energy.

         RWE A.G., majority owner of CONSOL Energy common stock, announced a similar plan in late May 1999. 3,594,000 shares of CONSOL Energy common stock have been purchased on the open market. RWE announced completion of the program on August 23, 1999.

Inflation

         Inflation in the United States has been relatively low in recent years and did not have a material impact on CONSOL Energy's results of operations for the 2000 or 1999 periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Financial Instruments Market Risks

         CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2000, CONSOL Energy had outstanding $287.9 million aggregate principal amount of debt under fixed-rate instruments and $465.4 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At June 30, 2000, CONSOL Energy had an aggregate of $464.3 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 6.04% during the twelve months ended June 30, 2000. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's 2000 net income by approximately $1.6 million. The fair value of CONSOL Energy's financial instruments is set forth in Note 24 of the Notes to Consolidated Financial Statements.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

CONSOL Energy has not engaged in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

Item 8.  Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Auditors............................................   42

Consolidated Statements of Income for the Year Ended June 30, 2000,
Six Months Ended June 30, 1999 and the Years Ended December 31, 1998
and 1997..................................................................   43

Consolidated Balance Sheets at June 30, 2000, June 30, 1999 and December
31, 1998..................................................................   44

Consolidated Statements of Stockholders' Equity for the Twelve Months
Ended June 30, 2000, Six Months Ended June 30, 1999 and the Years Ended
December 31, 1998 and 1997................................................   46

Consolidated Statements of Cash Flows for the Twelve Months Ended June 30, 2000, Six Months Ended June 30, 1999 and the Years Ended December 31,
1998 and 1997.............................................................   47

Notes to Consolidated Financial Statements................................   48

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


Board of Directors and Stockholders
CONSOL Energy Inc.

We have audited the consolidated balance sheets of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) as of June 30, 2000, June 30, 1999 and December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years ended June 30, 2000, December 31, 1998 and 1997 and for the six months ended June 30, 1999. These financial statements are the responsibility of CONSOL Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy at June 30, 2000, June 30, 1999 and December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000, December 31, 1998 and 1997 and for the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.


Pittsburgh, Pennsylvania
July 19, 2000

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                 (Dollars in thousands, except per share data)

                                                      For the         For the Six
                                                     Year Ended       Months Ended      For the Year Ended December 31,
                                                                                        -------------------------------
                                                    June 30, 2000     June 30, 1999          1998                1997
                                                    -------------     -------------     --------------------------------

Sales - Outside                                     $   2,091,596     $   1,076,528     $    2,190,753     $    2,146,936
Sales - Related Parties (Note 3)                            3,254             5,394            104,677            138,261
Other Income (Note 4)                                      64,359            28,560             54,562             64,441
                                                    -------------     -------------     --------------     --------------
   Total Revenue                                        2,159,209         1,110,482          2,349,992          2,349,638


Costs of Goods Sold and Other
   Operating Charges                                    1,503,154           792,597          1,594,523          1,592,413
Selling, General and
   Administrative Expenses                                 57,992            27,740             55,128             55,429
Depreciation, Depletion
   and Amortization                                       249,877           121,237            238,584            233,304
Interest Expense (Note 5)                                  55,289            30,504             48,138             45,876
Taxes Other Than Income (Note 6)                          174,272            98,244            201,137            188,940
Restructuring Costs (Note 7)                               12,078                 -                  -                  -
                                                    -------------     -------------     --------------     --------------
   Total Costs                                          2,052,662         1,070,322          2,137,510          2,115,962


Earnings Before Income Taxes                              106,547            40,160            212,482            233,676
Income Taxes (Benefits) (Note 8)                             (493)              121             37,845             49,887
                                                    -------------     -------------     --------------     --------------



Net Income                                          $     107,040     $      40,039     $      174,637     $      183,789
                                                    =============     =============     ==============     ==============


Basic and Dilutive
   Earnings Per Share (Note 1)                      $        1.35     $         .62     $         1.73     $         1.69
                                                    =============     =============     ==============     ==============

Weighted Average Number of
   Common Shares Outstanding                           79,499,576        64,784,685        100,820,599        108,806,714
                                                    =============     =============     ==============     ==============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                         June 30,          June 30,        December 31,
                                                           2000              1999              1998
                                                      ------------       -------------    -------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                           $       8,181      $      23,559    $      31,285
  Accounts and Notes Receivable:
     Trade                                                  262,943            241,054          261,215
     Related Parties (Note 3)                                     -                743            1,358
     Other Receivables                                       24,849             21,030           26,760
  Inventories (Note 9)                                      156,853            206,995          170,574
  Recoverable Income Taxes                                    7,813                  -                -
  Deferred Income Taxes (Note 8)                             93,464             94,575           96,412
  Prepaid Expenses                                           23,625             34,692           27,585
                                                      -------------      -------------    -------------
     Total Current Assets                                   577,728            622,648          615,189



Property, Plant and Equipment (Note 10):
  Property, Plant and Equipment                           4,852,017          4,863,138        4,843,147
  Less - Accumulated Depreciation, Depletion
     and Amortization                                     2,277,573          2,188,872        2,157,023
                                                      -------------      -------------    -------------
     Total Property, Plant and Equipment - Net            2,574,444          2,674,266        2,686,124



Other Assets:
  Deferred Income Taxes (Note 8)                            291,178            267,304          245,964
  Advance Mining Royalties                                  107,980            117,808          119,160
  Investment in Affiliates                                  177,272              1,979            1,532
  Other                                                     137,709            191,021          195,421
                                                      -------------      -------------    -------------
     Total Other Assets                                     714,139            578,112          562,077



                                                      -------------      -------------    -------------
Total Assets                                          $   3,866,311      $   3,875,026    $   3,863,390
                                                      =============      =============    =============

 The accompanying notes are an integral part of these financial statements.

                                                          June 30,         June 30,        December 31,
                                                            2000             1999              1998
                                                       -------------     -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                     $     143,313     $     194,592    $     211,835
  Accounts Payable - Related Parties (Note 3)                    502                 -                -
  Short-Term Notes Payable (Note 11)                         464,310           345,525          551,719
  Current Portion of Long-Term Debt and
     Capital Lease Obligations                                 6,757            13,752          115,793
  Accrued Income Taxes                                             -             2,393           11,260
  Other Accrued Liabilities (Note 12)                        337,920           327,813          327,010
                                                       -------------     -------------    -------------
     Total Current Liabilities                               952,802           884,075        1,217,617


Long-Term Debt:
  Long-Term Debt (Note 13)                                   286,098           294,311          294,375
  Capital Lease Obligations (Note 14)                         14,507            18,432           20,720
                                                       -------------     -------------    -------------
     Total Long-Term Debt                                    300,605           312,743          315,095


Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than
     Pensions (Note 15)                                    1,118,021         1,177,639        1,174,964
  Pneumoconiosis Benefits (Note 16)                          426,402           473,459          483,423
  Mine Closing                                               280,370           278,452          277,026
  Workers' Compensation                                      253,534           242,888          238,849
  Reclamation                                                 11,808            14,397           12,859
  Other                                                      268,590           236,648          246,778
                                                       -------------     -------------    -------------
     Total Deferred Credits and Other Liabilities          2,358,725         2,423,483        2,433,899


Stockholders' Equity (Deficit):
  Common Stock, $.01 Par Value; 500,000,000
     Shares Authorized; 80,267,558 Issued and
     78,577,274 Outstanding at June 30, 2000,
     80,267,558 Issued and Outstanding at
     June 30, 1999 and 57,667,558 Issued
     and Outstanding at December 31, 1998                        803               803              577
  Capital in Excess of Par Value                             642,947           642,947          302,427
  Retained Earnings Deficit                                 (370,152)         (388,063)        (405,602)
  Other Comprehensive Loss (Note 19)                            (322)             (962)            (623)
  Common Stock in Treasury,
     at cost - 1,690,284 Shares                              (19,097)                -                -
                                                       -------------     -------------    -------------
     Total Stockholders' Equity (Deficit)                    254,179           254,725         (103,221)

                                                       -------------     -------------    -------------
Total Liabilities and Stockholders' Equity             $   3,866,311     $   3,875,026    $   3,863,390
                                                       =============     =============    =============

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           ---------------------------------------------------------
                 (Dollars in thousands, except per share data)


                                                                  Other                   Total
                                        Capital in    Retained   Compre-              Stockholders'
                               Common    Excess of    Earnings   hensive   Treasury       Equity
                                Stock    Par Value    Deficit      Loss      Stock      (Deficit)
                               -------  -----------  ----------  --------  ---------  --------------
Balance at
 December 31, 1996             $1,088    $ 801,916   $(224,028)   $    -   $      -       $ 578,976
Net Income                          -            -     183,789         -          -         183,789
Dividends ($4.23 per Share)         -            -    (460,000)        -          -        (460,000)
                               ------   ----------   ---------    ------   --------       ---------
Balance at
 December 31, 1997              1,088      801,916    (500,239)        -          -         302,765

Net Income                          -            -     174,637         -          -         174,637
Unrealized Loss on
 Securities
 (Net of $171 tax)                  -            -           -      (270)         -            (270)
Minimum Pension Liability
 (Net of $224 tax)                  -            -           -      (353)         -            (353)
                               ------   ----------   ---------    ------   --------       ---------
Comprehensive Income                -            -     174,637      (623)         -         174,014
Repurchase and Retire-
 ment of Common Stock            (511)    (499,489)          -         -          -        (500,000)
Dividends ($.90 per Share)          -            -     (80,000)        -          -         (80,000)
                               ------   ----------   ---------    ------   --------       ---------
Balance at
 December 31, 1998                577      302,427    (405,602)     (623)         -        (103,221)

Net Income                          -            -      40,039         -          -          40,039
Unrealized Loss on
 Securities
 (Net of $228 tax)                  -            -           -      (354)         -            (354)
Minimum Pension Liability
 (Net of $10 tax)                   -            -           -        15          -              15
                               ------   ----------   ---------    ------   --------       ---------
Comprehensive Income                -            -      40,039      (339)         -          39,700
Sale of Common Stock
 under Public Offering,
 Net of Expenses                  226      340,520           -         -          -         340,746
Dividends ($.39 per Share)          -            -     (22,500)        -          -         (22,500)
                               ------   ----------   ---------    ------   --------       ---------
Balance at June 30, 1999          803      642,947    (388,063)     (962)         -         254,725

Net Income                          -            -     107,040         -          -         107,040
Unrealized Loss on
 Securities
 (Net of $250 tax)                  -            -           -      (393)         -            (393)
Minimum Pension Liability
 (Net of $10 tax)                   -            -           -        16          -              16
Realized Loss on
 Securities
 (Net of $649 tax)                  -            -           -     1,017          -           1,017
                               ------   ----------   ---------    ------   --------       ---------
Comprehensive Income                -            -     107,040       640          -         107,680
Dividends ($1.12 per Share)         -            -     (89,067)        -          -         (89,067)
Treasury Stock Purch-
 ased (1,712,600 Shares)            -            -           -         -    (19,396)        (19,396)
Treasury Stock Issued
 (22,316 Shares)                    -            -         (62)        -        299             237
                               ------   ----------   ---------    ------   --------       ---------

Balance at June 30, 2000       $  803    $ 642,947   $(370,152)   $ (322)  $(19,097)      $ 254,179
                               ======   ==========   =========    ======   ========       =========

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (Dollars in thousands)

                                                                    For the       For the Six           For the Year
                                                                  Year Ended     Months Ended       Ended December 31,
                                                                                                 ----------------------
                                                                 June 30, 2000   June 30, 1999       1998          1997
                                                                 -------------   -------------   -----------    -----------
Cash Flows from Operating Activities:
    Net Income                                                   $    107,040    $     40,039    $   174,637    $   183,789
    Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
        Depreciation, Depletion and Amortization                      249,877         121,237        238,584        233,304
        Gain on Sale of Assets                                        (26,538)         (6,171)        (7,690)       (13,134)
        Amortization of Advance Mining Royalties                       16,444           6,063         16,920         14,617
        Deferred Income Taxes                                         (23,172)        (19,285)       (26,375)       (16,024)
        Equity in Earnings of Affiliates                               (1,969)              -              -              -
        Changes in Operating Assets:
          Accounts and Notes Receivable                               (25,825)         26,613         33,296         19,185
          Inventories                                                  50,142         (36,421)       (15,687)        (8,997)
          Prepaid Expenses                                              5,747          (7,107)        (7,542)        (2,699)
        Changes in Other Assets                                        50,725          (2,237)        23,576          4,892
        Changes in Operating Liabilities:
          Accounts Payable                                            (46,081)        (17,057)       (23,804)        18,920
          Other Operating Liabilities                                    (533)         (7,991)       (12,283)        42,864
        Changes in Other Liabilities                                  (66,266)         (9,810)        (9,812)       (47,415)
        Other                                                           5,437          (2,878)        11,493         (1,389)
                                                                 ------------    ------------    -----------    -----------
                                                                      187,988          44,956        220,676        244,124
                                                                 ------------    ------------    -----------    -----------
        Net Cash Provided by Operating Activities                     295,028          84,995        395,313        427,913

Cash Flows from Investing Activities:
    Capital Expenditures                                             (142,598)       (105,099)      (254,515)      (200,617)
    Additions to Advance Mining Royalties                              (6,048)         (3,645)        (5,833)        (6,119)
    Proceeds from Sales of Assets                                      14,897           7,954         10,009         19,535
    Acquisitions - Net of Cash Acquired (Note 2)                     (163,506)              -       (100,408)             -
    Investment in Affiliates                                           (2,299)              -              -              -
    Changes in Marketable Securities - Net                                  -               -        114,829        239,444
                                                                 ------------    ------------    -----------    -----------
        Net Cash (Used in) Provided by Investing Activities          (299,554)       (100,790)      (235,918)        52,243

Cash Flows from Financing Activities:
    Proceeds from (Payments on) Short-Term Borrowings                 117,331        (204,780)       494,448          8,711
    Payments on Long-Term Notes                                             -        (100,000)       (55,133)       (44,000)
    Payments on Miscellaneous Borrowings                              (19,732)         (5,397)        (6,213)        (6,065)
    Sale of Common Stock under Public
      Offering, Net of Expenses                                             -         340,746              -              -
    Repurchase and Retirement of Common Stock                               -               -       (500,000)             -
    Dividends Paid                                                    (89,055)        (22,500)       (80,000)      (460,000)
    Acquisition of Company Shares                                     (19,396)              -              -              -
                                                                 ------------    ------------    -----------    -----------
        Net Cash (Used in) Provided by Financing Activities           (10,852)          8,069       (146,898)      (501,354)
                                                                 ------------    ------------    -----------    -----------
Net (Decrease) Increase in Cash and Cash Equivalents                  (15,378)         (7,726)        12,497        (21,198)

Cash and Cash Equivalents at Beginning of Period                       23,559          31,285         18,788         39,986
                                                                 ------------    ------------    -----------    -----------

Cash and Cash Equivalents at End of Period                       $      8,181    $     23,559    $    31,285    $    18,788
                                                                 ============    ============    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 JUNE 30, 2000
                                 -------------
                 (Dollars in thousands, except per share data)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------

A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) is presented below. These, together with the other notes that follow, are an integral part of the consolidated financial statements.

FISCAL YEAR:
-----------

CONSOL Energy changed its fiscal year from a year ending December 31 to a year ending June 30. The transitional fiscal period was the six months ended June 30, 1999. CONSOL Energy's first full fiscal year ended June 30 is the year that started July 1, 1999 and ended June 30, 2000. This change was made in order to align its fiscal year with that of RWE A. G. which beneficially owns directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy.

BASIS OF CONSOLIDATION:
----------------------

The consolidated financial statements include the accounts of majority-owned subsidiaries. Investments owned 20% to 50% are accounted for under the equity method. Investments in non-corporate joint ventures are accounted for under the equity method. Other securities and investments are carried at cost. All significant intercompany transactions and accounts have been eliminated in consolidation.

USE OF ESTIMATES:
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:
-------------------------

Cash and cash equivalents include cash on hand and in banks as well as all highly liquid short-term securities with original maturities of three months or less. Overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable.

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

This standard requires securities to be classified into one of three categories:
(1) trading, (2) available-for-sale or (3) held-to-maturity. All securities at June 30, 2000, June 30, 1999 and December 31, 1998 are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115.

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

The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead and other related costs. The cost of merchandise for resale is determined by the last-in, first-out (LIFO) method. The cost of supplies inventory is determined by the average cost method.

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

Costs for purchased and internally developed software are expensed until it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of materials and services incurred in developing or obtaining software are capitalized and amortized using the straight-line method over its estimated useful life.

Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. The costs of producing properties are amortized using the unit-of-production method over estimated recoverable gas reserves.

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

MINE AND GAS WELL CLOSING COSTS:
-------------------------------

Estimated final mine closing and perpetual care costs are accrued over the productive life of mines on a units-of-production basis. Accrued mine closing and perpetual care costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

The estimated costs of dismantlement and removal of gas related facilities are accrued over the properties' productive lives using the units-of-production method. Accrued dismantlement and removal of gas related facility costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

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

REVENUE RECOGNITION:
-------------------

Sales are recognized when title passes to the customers. For domestic coal sales, this generally occurs when coal is loaded at mine or offsite storage locations. For export coal sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. For gas sales, this occurs at the contractual point of delivery. For industrial supplies and equipment sales, this occurs when the products are shipped.

STOCK-BASED COMPENSATION:
------------------------

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees".

EARNINGS PER COMMON SHARE:
-------------------------

Basic earnings per share are computed using weighted average number of shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share are due to the inclusion of the dilutive effect of employee and non-employee director stock options granted, totaling 1,750 shares for the twelve months ended June 30, 2000. The difference in the weighted average number of shares outstanding for the twelve months ended June 30, 2000 for the calculation of basic and diluted earnings per share was not material and resulted in no difference between basic and diluted earnings per share. There were no dilutive employee and non-employee director stock options for any of the other periods presented. Options to purchase 800,000 and 784,000 shares of common stock at $16.00 per share were outstanding in the twelve months ended June 30, 2000 and the six months ended June 30, 1999. These options were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

RECLASSIFICATIONS:
-----------------

Certain reclassifications of prior years' data have been made to conform to 2000 classifications.

NOTE 2 - ACQUISITIONS:
---------------------

On February 25, 2000, CONSOL Energy acquired the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI) and a MCN subsidiary that owns 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group Inc. for $163,506. These companies own gas production and pipeline properties in southwestern Virginia and currently produce approximately 70 million cubic feet per day of pipeline quality methane gas. BPC is estimated to control approximately 275 billion cubic feet of proven coalbed methane gas reserves.

The acquisition has been accounted for under the purchase method. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed, based upon the fair values at the date of the acquisition. The acquisition included a 50% interest in CSGC, in which CONSOL Energy previously owned a 25% interest. CONSOL Energy accounts for its 75% interest in CSGC under the equity method, as control is shared with the minority ownership. CONSOL Energy's financial statements include the results of the companies acquired on a consolidated basis from the date of the acquisition.

Pro forma revenues, assuming the acquisition of these companies had occurred on January 1, 1998, would be $2,392,218 for the year ended December 31, 1998; $1,131,708 for the six months ended June 30, 1999 and $2,197,632 for the year ended June 30, 2000. Pro forma net income and earnings per share for these periods, after giving effect to certain purchase accounting adjustments, would not materially change. These pro forma results are not necessarily indicative of what would have occurred if the acquisition had been made on January 1, 1998. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

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

NOTE 3 - TRANSACTIONS WITH RELATED PARTIES:
------------------------------------------

Upon completion of its Initial Public Offering (IPO) on April 29, 1999, CONSOL Energy was owned 68% directly or by subsidiaries of RWE A.G. of Germany (collectively Rheinbraun). Since the IPO, Rheinbraun has increased its ownership to 74%. Prior to completion of the IPO, CONSOL Energy was owned 94% by Rheinbraun and 6% by E. I. du Pont de Nemours and Company (DuPont). Prior to November 5, 1998, CONSOL Energy was owned 50% by DuPont and 50% by Rheinbraun.

CONSOL Energy sells coal to Rheinbraun and DuPont and industrial supplies to DuPont on a basis reflecting the market value of the products. Through December 31, 1998, transactions with DuPont were accounted for as related party transactions. Beginning January 1, 1999, transactions with DuPont ceased to be classified as related party due to the change in ownership percentages. Such sales were as follows:

                                             For the          For the Six              For the Year
                                           Year Ended        Months Ended          Ended December 31,
                                                                             ----------------------------
                                          June 30, 2000      June 30, 1999        1998              1997
                                          -------------      -------------   ------------     ------------
Coal sales                                 $      3,254      $     5,394       $    21,678      $    39,406
Industrial supplies and
    equipment sales                               -                -                82,999           98,855
                                           ------------      -----------       -----------      -----------

Total Sales - Related Parties              $      3,254      $     5,394       $   104,677      $   138,261
                                           ============      ===========       ===========      ===========

CONSOL Energy and Rheinbraun entered into an agreement to investigate possible investments in which they may jointly participate. Under this agreement, expenses are to be shared equally. For the twelve months ended June 30, 2000, CONSOL Energy expended $821 related to this agreement. To date, no investments have been made pursuant to this agreement.

Also, a subsidiary of Rheinbraun periodically provides insurance brokerage services to CONSOL Energy without fee. For the twelve months ended June 30, 2000, CONSOL Energy has expensed $510 and deferred $240 for insurance brokered through this subsidiary of Rheinbraun.

NOTE 4 - OTHER INCOME:
---------------------

                                                 For the          For the Six           For the Year Ended
                                                Year Ended       Months Ended               December 31,
                                                                                   ----------------------------
                                               June 30, 2000     June 30, 1999        1998             1997
                                               -------------     -------------     -----------      -----------
Gain on disposition of assets                  $     26,538      $     6,171       $     7,690      $    13,134
Royalty income                                       14,793            8,378            14,209           13,338
Service income                                        6,732            4,059             5,180            5,702
Interest income                                       5,671            2,226            10,531           22,618
Rental income                                         4,000            1,577             5,336            5,165
Equity in earnings of affiliates                      1,969                -                 -                -
Loss on disposition of security                      (1,666)               -                 -                -
Proceeds from relinquishment
   of mining rights                                       -                -             5,250                -
Other                                                 6,322            6,149             6,366            4,484
                                               ------------      -----------       -----------      -----------

Total Other Income                             $     64,359      $    28,560       $    54,562      $    64,441
                                               ============      ===========       ===========      ===========

NOTE 5 - INTEREST EXPENSE:
-------------------------

                                                  For the         For the Six           For the Year Ended
                                                Year Ended       Months Ended               December 31,
                                                                                   -----------------------------
                                               June 30, 2000     June 30, 1999        1998             1997
                                               -------------     -------------     -----------      -----------
Interest on debt                                $    45,373      $    26,094       $    38,590      $    32,021
Interest accretion on present valued
   perpetual care obligations                         5,805            2,896             6,823            6,425
Interest on other payables                            5,656            2,772             6,017            9,246
Interest capitalized                                 (1,545)          (1,258)           (3,292)          (1,816)
                                                -----------      -----------       -----------      -----------

Total Interest Expense                          $    55,289      $    30,504       $    48,138      $    45,876
                                                ===========      ===========       ===========      ===========

NOTE 6 - TAXES OTHER THAN INCOME:
--------------------------------

                                                  For the         For the Six           For the Year Ended
                                                Year Ended       Months Ended               December 31,
                                                                                   ----------------------------
                                               June 30, 2000     June 30, 1999        1998             1997
                                               -------------     -------------     -----------      -----------
Production taxes                                $   112,200      $    61,271       $   132,187      $   121,969
Payroll taxes                                        35,584           22,048            37,745           37,346
Property taxes                                       23,480           13,430            27,377           27,786
Other                                                 3,008            1,495             3,828            1,839
                                                -----------      -----------       -----------      -----------

Total Taxes Other Than Income                   $   174,272      $    98,244       $   201,137      $   188,940
                                                ===========      ===========       ===========      ===========

NOTE 7 - RESTRUCTURING COSTS:
----------------------------

In the year ended June 30, 2000, CONSOL Energy reviewed the administrative and research staff functions and implemented a workforce reduction program. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the long term. Costs related to this restructuring primarily relate to severance and employee benefit costs in conjunction with the workforce reduction of 214 employees and consulting fees. Workforce reductions were made through a Voluntary Separation Incentive Program (VSIP), which provided enhanced medical, pension and severance benefits upon separation from employment and an involuntary severance program.

CONSOL Energy recorded a pre-tax restructuring charge of $12,078 based on estimates of the cost of the workforce reduction programs, including special termination benefits related to pension and other postretirement benefit plans.

Approximately 94% of the benefits under the programs have been paid or have been transferred as obligations of CONSOL Energy's pension and postretirement other than pension plans as of June 30, 2000. The remaining obligation related to the restructuring is recorded as Other Accrued Liabilities.

Components of restructuring costs are as follows:

                                                      Employee
                                                    Termination        Consulting
                                                     Benefits            Fees              Total
                                                   --------------     --------------    ----------
Quarter Ended:

December 31, 1999                                   $      1,039      $        628     $      1,667
March 31, 2000                                             8,253             1,356            9,609
June 30, 2000                                                435               440              875
Change in estimates                                          (73)                -              (73)
                                                    ------------      ------------     ------------

Total Restructuring Costs                                  9,654             2,424           12,078

Cash payments                                             (5,060)           (2,424)          (7,484)
Transfer obligation to
     employee benefit plan                                (3,912)                -           (3,912)
                                                    ------------      ------------     ------------

Restructuring Liability at June 30, 2000            $        682      $          -     $        682
                                                    ============      ============     ============

NOTE 8 - INCOME TAXES:
---------------------

Income taxes (benefits) provided on earnings consisted of:

                                                  For the         For the Six           For the Year Ended
                                                Year Ended       Months Ended              December 31,
                                                                                   -------------------------
                                               June 30, 2000     June 30, 1999        1998              1997
                                               -------------     -------------     -----------      ---------
Current:
    U.S. federal                                $    18,815      $    15,013       $    52,084      $    52,015
    U.S. state                                        2,466            2,664             7,958            6,677
    Non-U.S.                                          1,398            1,729             4,178            7,219
                                                -----------      -----------       -----------      -----------
                                                     22,679           19,406            64,220           65,911
Deferred:
    U.S. federal                                    (21,311)         (16,987)          (23,267)         (14,001)
    U.S. state                                         (437)          (2,884)           (4,109)          (2,413)
    Non-U.S.                                         (1,424)             586             1,001              390
                                                -----------      -----------       -----------      -----------
                                                    (23,172)         (19,285)          (26,375)         (16,024)
                                                -----------      -----------       -----------      -----------

Total Income Taxes (Benefits)                   $      (493)     $       121       $    37,845      $    49,887
                                                ===========      ===========       ===========      ===========

The components of the net deferred tax asset are as follows:

                                                          June 30,          June 30,       December 31,
                                                            2000              1999              1998
                                                        ------------     --------------    --------------
Deferred Tax Assets:
    Postretirement benefits other than pensions         $   473,210       $   486,973       $   484,037
    Pneumoconiosis benefits                                 170,014           189,086           191,567
    Workers' compensation                                   113,802            97,199            95,441
    Mine closing                                             95,193           105,244           105,149
    Alternative minimum tax                                  78,382            63,813            62,811
    Reclamation                                              10,299            12,566            12,005
    Net operating loss                                        7,544             8,653             8,653
    Other                                                   138,685           135,873           137,726
                                                        -----------       -----------       -----------
Total Deferred Tax Assets                                 1,087,129         1,099,407         1,097,389

Deferred Tax Liabilities:
    Property, plant and equipment                          (604,623)         (655,899)         (675,189)
    Advance mining royalties                                (35,289)          (34,591)          (35,118)
    Other                                                   (62,575)          (47,038)          (44,706)
                                                        -----------       -----------       -----------
Total Deferred Tax Liabilities                             (702,487)         (737,528)         (755,013)
                                                        -----------       -----------       -----------

Net Deferred Tax Asset                                  $   384,642       $   361,879       $   342,376
                                                        ===========       ===========       ===========

Due to the acquisition of Rochester and Pittsburgh Coal Company (R&P), the 1998 components of deferred tax assets and liabilities have been affected by $111,237 and $90,928, respectively.

At June 30, 2000 also due to the acquisition of R&P, CONSOL Energy has net operating loss carry-forwards for federal income tax purposes of $19,290 which are available to offset future federal taxable income through 2010. A portion of these carry-forwards is also available for state income tax purposes. These carry-forwards are primarily related to mine development expenditures.

The following is a reconciliation, stated as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy's effective tax rate:

                                                             For the         For the Six           For the Year Ended
                                                           Year Ended       Months Ended              December 31,
                                                                                               -------------------------
                                                          June 30, 2000     June 30, 1999        1998              1997
                                                          -------------     -------------      ----------      ----------
Statutory U.S. federal income tax rate                        35.0%             35.0%            35.0%             35.0%
Excess tax depletion                                         (25.2)            (33.5)           (17.4)            (13.8)
Tax settlements                                               (7.4)                -                -                 -
Nonconventional fuel tax credit                               (1.4)             (1.9)            (0.8)             (1.2)
Net effect of state tax                                        1.2              (0.6)             1.2               1.2
Net effect of foreign tax                                     (0.8)              1.9              1.0               1.3
Other                                                         (1.9)             (0.6)            (1.2)             (1.2)
                                                             -----             -----            -----             -----

Effective Income Tax Rate                                     (0.5)%             0.3%            17.8%             21.3%
                                                            =======            =====            =====             =====

In the year ended June 30, 2000, CONSOL Energy received a $7,861 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1992 to 1994.

Foreign income (loss) before taxes totaled $(3,123) for the year ended June 30, 2000, $3,964 for the six months ended June 30, 1999, $11,165 and $13,832 for the twelve months ended December 31, 1998 and 1997, respectively.

NOTE 9 - INVENTORIES:
--------------------

                                                                   June 30,         June 30,        December 31,
                                                                     2000              1999              1998
                                                                --------------    --------------    -------------
Coal                                                             $     82,835      $    127,019     $     91,886
Merchandise for resale                                                 33,488            36,614           37,209
Supplies                                                               40,530            43,362           41,479
                                                                 ------------      ------------     ------------

Total Inventories                                                $    156,853      $    206,995     $    170,574
                                                                 ============      ============     ============

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $5,632 at June 30, 2000, $5,110 at June 30, 1999 and $5,254 at December 31,
1998.

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT:
---------------------------------------

                                                                   June 30,         June 30,        December 31,
                                                                     2000              1999              1998
                                                                 -------------    --------------    -------------
Coal and surface lands                                           $  1,417,454      $  1,431,385     $  1,442,394
Plant and equipment                                                 2,836,400         2,830,768        2,807,274
Mine development and airshafts                                        598,163           600,985          593,479
                                                                 ------------      ------------     ------------
                                                                    4,852,017         4,863,138        4,843,147
Less - Accumulated depreciation,
     depletion and amortization                                     2,277,573         2,188,872        2,157,023
                                                                 ------------      ------------     ------------

Net Property, Plant and Equipment                                $  2,574,444      $  2,674,266     $  2,686,124
                                                                 ============      ============     ============

Plant and equipment includes gross assets under capital lease of $19,627 at June 30, 2000, June 30, 1999 and December 31, 1998. Accumulated amortization for capital leases was $6,795 at June 30, 2000, $3,013 at June 30, 1999 and $993 at December 31, 1998.

NOTE 11 - SHORT-TERM NOTES PAYABLE:
----------------------------------

CONSOL Energy has commercial paper notes outstanding of $464,310, $345,525 and $551,719 (net of discount of $2,589, $460 and $1,441) at June 30, 2000, June 30,
1999 and December 31, 1998. The weighted average interest rate of the commercial paper notes outstanding was 6.97, 5.26 and 6.10 percent, with an average maturity of 28, 9 and 16 days at June 30, 2000, June 30, 1999 and December 31, 1998.

CONSOL Energy has a $550,000 revolving credit facility with several banks. This facility is used to support the commercial paper program. The term of this facility is 360 days renewable on a 360-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $550,000. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 360 days depending on the interest rate method. There were no borrowings under this facility at June 30, 2000, June 30, 1999 and December 31, 1998.

NOTE 12 - OTHER ACCRUED LIABILITIES:
-----------------------------------

                                                                    June 30,          June 30,      December 31,
                                                                     2000              1999            1998
                                                                ------------     ---------------   ------------
Accrued payroll and benefits                                    $      42,507     $      50,050    $      51,733
Accrued other taxes                                                    40,143            36,313           37,370
Subsidence                                                             18,069            16,392           14,454
Accrued royalties                                                      12,811             6,846           10,791
Accrued interest                                                        2,765             3,036            7,598
Loveridge fire loss                                                     1,155             5,417            -
Other                                                                  56,985            45,024           41,661
Current portion of long-term liabilities:
     Postretirement benefits other than pensions                       74,352            74,219           69,346
     Workers' compensation                                             47,200            41,900           41,420
     Mine closing                                                      19,056            17,954           19,644
     Pneumoconiosis benefits                                           10,652            12,621            9,039
     Reclamation                                                        7,131            12,947           19,453
     Salary retirement                                                    500               500              500
     Other                                                              4,594             4,594            4,001
                                                                -------------     -------------    -------------

Total Other Accrued Liabilities                                 $     337,920     $     327,813    $     327,010
                                                                =============     =============    =============

NOTE 13 - LONG-TERM DEBT:
------------------------

Long-term debt is as follows:

                                                       June 30,     June 30,    December 31,
                                                         2000         1999          1998
                                                         ----         ----          ----
Unsecured Debt:

  Notes due 2002 at average of 8.28%                $   66,000    $   66,000    $   66,000
  Notes due 2004 at 8.21%                               45,000        45,000        45,000
  Notes due 2007 at 8.25%                               44,816        44,797        44,788
  Notes due 1999 at 7.88%                                    -             -       100,000
  Baltimore Port Facility revenue bonds
    in series due 2010 and 2011 at 6.50%               102,865       102,865       102,865
  Variable rate notes payable due at
    various dates through 2001                           1,132        14,118        14,972
  Advance royalty commitments                           28,714        28,146        27,057
  Other long-term notes maturing at
    various dates through 2031                             547         2,742         5,438
                                                    ----------    ----------    ----------
                                                       289,074       303,668       406,120

  Less amounts due in one year                           2,976         9,357       111,745
                                                    ----------    ----------    ----------

Total Long-Term Debt                                $  286,098    $  294,311    $  294,375
                                                    ==========    ==========    ==========

The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 7.3% at June 30, 2000, 7.1% at June 30, 1999 and 7.2% at December 31, 1998. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Year ended
 June 30,                         Amount
 --------                         ------
   2001                          $  2,976
   2002                          $ 68,623
   2003                          $  2,429
   2004                          $ 47,121
   2005                          $  1,971

NOTE 14 - LEASES:
----------------

CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at June 30, 2000, are as follows:

                                                       Capital         Operating
                                                       Leases           Leases
                                                       -------         ---------
    2001                                             $   4,966        $   6,649
    2002                                                 4,817            4,721
    2003                                                 4,790            3,593
    2004                                                 4,683            1,468
    2005                                                 2,012            1,430
    Remainder                                              166           10,068
                                                     ---------        ---------
    Total minimum lease payments                        21,434        $  27,929
                                                                      =========
       Less imputed interest (7.05% - 7.50%)             3,146
                                                     ---------
       Present value of minimum lease payment           18,288
       Less amounts due in one year                      3,781
                                                     ---------

    Total Long-Term Capital Lease Obligation         $  14,507
                                                     =========

Rental expense under operating leases was $16,993 for the twelve months ended June 30, 2000, $9,865 for the six months ended June 30, 1999, $17,912 for the twelve months ended December 31, 1998 and $17,274 for the twelve months ended December 31, 1997.

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS:
--------------------------------------------------------

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

The reconciliation of changes in benefit obligation, plan assets and funded status of these plans at June 30, 2000, June 30, 1999 and at December 31, 1998 is as follows:

                                                       Pension Benefits                          Other Benefits
                                        ------------------------------------------  ----------------------------------------
                                         June 30,      June 30,       December 31,     June 30,      June 30,   December 31,
                                           2000          1999            1998            2000          1999        1998
                                        ---------     ----------      ------------  -----------    -----------  ------------
Reconciliation of Benefit Obligation:
 Benefit obligation at
    beginning of year                   $ 309,697     $  301,813      $    227,671  $ 1,258,332    $ 1,312,596  $    955,151
 Service cost                              13,585          7,468            13,054        6,782          4,429         7,486
 Interest cost                             20,555          9,759            16,738       87,278         42,096        79,615
 Actuarial (gain) loss                    (29,084)         3,601            31,686     (127,707)       (65,268)      242,494
 Contract renegotiation                     2,575              -                 -       74,344              -             -
 Acquisition                                    -              -            42,908            -              -        92,609
 Benefits paid                            (54,161)       (12,944)          (30,244)     (81,414)       (35,521)      (64,759)
 Effect of special termination
    benefits (VSIP)                         1,978              -                 -        1,934              -             -
                                        ---------     ----------      ------------  -----------    -----------  ------------

Benefit obligation at end of year       $ 265,145     $  309,697      $    301,813  $ 1,219,549    $ 1,258,332  $  1,312,596
                                        ==========    ==========      ============  ===========    ===========  ============

                                                       Pension Benefits                               Other Benefits
                                        ------------------------------------------  ---------------------------------------------
                                         June 30,      June 30,       December 31,      June 30,       June 30,      December 31,
                                           2000          1999            1998             2000           1999           1998
                                        ---------     ----------      ------------   -----------     -----------     ------------

Reconciliation of Fair Value of Plan Assets:
  Fair value of plan assets
     at beginning of year               $ 293,796     $  294,211      $    173,287   $     7,502     $     8,136     $          -
  Actual return on plan assets             26,755         12,168            37,837        13,699             352              626
  Contract renegotiation                        -              -                 -       114,617              -                 -
  Company contributions                     6,120            361            10,296        99,524          34,535           64,759
  Acquisition                                   -              -           103,035             -               -            7,510
  Benefits and other payments             (54,208)       (12,944)          (30,244)      (81,414)        (35,521)         (64,759)
                                        ---------     ----------      ------------   -----------     -----------     -------------
Fair value of plan assets
  at end of year                        $ 272,463     $  293,796      $    294,211   $   153,928     $     7,502     $      8,136
                                        =========     ==========      ============   ===========     ===========     ============

Funded Status:
  Status of Plan (underfunded)          $   7,318     $  (15,901)     $     (7,602)  $(1,065,621)    $(1,250,830)    $ (1,304,460)
  Unrecognized prior
     service cost (credit)                  1,549          1,900             2,076       (17,450)        (26,281)         (30,697)
  Unrecognized net actuarial
     loss (gain)                            7,329         42,422            40,382      (109,302)         25,253           90,847
  Contributions made after
     measurement date                          32              -                 -             -               -                -
                                        ---------     ----------      ------------   -----------     -----------     ------------

Prepaid (accrued) benefit cost          $  16,228     $   28,421      $     34,856   $(1,192,373)    $(1,251,858)    $ (1,244,310)
                                        =========     ==========      ============   ===========     ===========     ============

Amounts Recognized in
  Balance Sheets consist of:
  Prepaid benefit cost                  $  16,923     $   29,247      $     35,433   $         -     $         -     $          -
  Accrued benefit liability                  (169)          (274)                -    (1,192,373)     (1,251,858)      (1,244,310)
  Accumulated other
     comprehensive loss                      (526)          (552)             (577)            -               -                -
                                        ---------     ----------      ------------   -----------     -----------     ------------

Net amount recognized                   $  16,228     $   28,421      $     34,856   $(1,192,373)    $(1,251,858)    $ (1,244,310)
                                        =========     ==========      ============   ===========     ===========     ============

                                                       Pension Benefits                               Other Benefits
                                        ------------------------------------------  ---------------------------------------------
                                         June 30,      June 30,       December 31,      June 30,       June 30,      December 31,
                                           2000          1999            1998             2000           1999           1998
                                        ---------     ----------      ------------   -----------     -----------     ------------

Weighted average assumptions:
  Discount rate                           7.75%          7.00%            6.75%          7.75%           7.00%           6.75%
  Expected return on plan assets          9.00%          9.00%            9.00%          9.00%           9.00%           9.00%
  Rate of compensation increase           4.48%          4.43%            4.43%             -               -               -

For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for the twelve months ended June 30, 2000, gradually decreasing to 4.5% in 2004, and remaining level thereafter.

                                           Pension Benefits                                    Other Benefits
                          --------------------------------------------------   ----------------------------------------------
                           For the      For the                                 For the      For the
                             Year      Six Months            For the              Year      Six Months         For the
                            Ended        Ended             Year Ended            Ended        Ended           Year Ended
                           June 30,     June 30,          December 31,          June 30,     June 30,        December 31,
                                                     -----------------------                             --------------------
                             2000         1999          1998         1997         2000         1999         1998       1997
                          ----------   ----------    ----------   ----------   ----------   ----------   ----------  --------
Components of Net
    Periodic Benefit Cost:
   Service cost            $  13,585    $   7,468    $   13,054   $   12,657    $   6,782    $   4,429    $   7,486  $  9,884
   Interest cost              20,555        9,759        16,738       15,107       87,278       42,096       79,615    65,968
   Expected return
     on plan assets          (23,807)     (10,832)      (17,822)     (13,239)      (6,211)        (306)        (181)      -
   Amortization of prior
     service cost (credit)       352          176           351        1,270       (8,831)      (4,416)      (8,831)   (8,831)
   Recognized net
     actuarial loss (gain)     3,132        1,345         1,040        2,759         (641)         280          567    (6,445)
                          ----------   ----------    ----------   ----------   ----------   ----------   ----------  --------

Benefit cost               $  13,817    $   7,916    $   13,361   $   18,554    $  78,377    $  42,083    $  78,656  $ 60,576
                          ==========   ==========    ==========   ==========   ==========   ==========   ==========  ========

Net periodic pension cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year.

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $847, $847 and $646, respectively, as of June 30, 2000, $881, $881 and $607, respectively, as of June 30, 1999 and $903, $903 and
$568, respectively, as of December 31, 1998.

In November 1999, a long-term coal sales contract was renegotiated from a cost-plus agreement to a fixed-price agreement. This renegotiation included CONSOL Energy assuming employee long-term liabilities and related funding which were previously the liabilities of the customer. These actuarially calculated liabilities and related assets were recorded at the renegotiation of the contract.

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                 1-Percentage-    1-Percentage-
                                                 Point Increase   Point Decrease
                                                 --------------   --------------

Effect on total of service and
   interest costs components                      $      4,957     $    (14,687)
Effect on accumulated postretirement
   benefit obligation                             $     57,901     $   (192,181)

NOTE 16 - COAL WORKERS' PNEUMOCONIOSIS (CWP):
--------------------------------------------

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy provides for these claims through a self-insurance program.

The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual company experience and creditable outside sources.

Pneumoconiosis expense is calculated using the service cost method. Actuarial gains or losses are amortized over the remaining service period of active miners (approximately 14 years). The discount rate used to calculate the estimated present value of the future obligations was 7.75% at June 30, 2000, 7.00% at June 30, 1999 and 6.75% at December 31, 1998.

The reconciliation of changes in benefit obligation, plan assets and funded status of the CWP plan at June 30, 2000, at June 30, 1999 and at December 31, 1998 is as follows:

                                                         June 30,       June 30,     December 31,
                                                           2000           1999          1998
                                                       ------------   ------------   ------------
Reconciliation of Benefit Obligation:

  Benefit obligation at beginning of year              $    198,795   $    194,109   $    196,258
  Service cost                                                4,763          2,388          4,009
  Interest cost                                              13,760          6,439         14,201
  Actuarial gain                                            (42,845)          (333)       (23,284)
  Contract renegotiation                                     14,669            -              -
  Acquisition                                                   -              -           11,393
  Benefits paid                                              (8,310)        (3,808)        (8,468)
                                                       ------------   ------------   ------------

Benefit obligation at end of year                      $    180,832   $    198,795   $    194,109
                                                       ============   ============   ============

Reconciliation of Fair Value of Plan Assets:

  Fair value of plan assets
    at beginning of year                               $     20,082   $     20,801   $        -
  Actual (loss) return on plan assets                        (1,974)          (719)         2,710
  Contract renegotiation                                     42,053            -              -
  Acquisition                                                 -                -           18,091
  Company contributions                                      10,311          5,215         10,791
  Benefit payments                                           (8,310)        (3,808)        (8,468)
  Legal and administrative costs                             (2,001)        (1,407)        (2,323)
                                                       ------------   ------------   ------------

Fair value of plan assets at end of year               $     60,161   $     20,082   $     20,801
                                                       ============   ============   ============

Funded Status:

  Status of plan (underfunded)                         $   (120,671)  $   (178,713)  $   (173,308)
  Unrecognized prior service cost                            (8,949)        (9,677)       (10,041)
  Unrecognized net actuarial gain                          (307,434)      (297,690)      (309,113)
                                                       ------------   ------------   ------------

Accrued benefit cost                                   $   (437,054)  $   (486,080)  $   (492,462)
                                                       ============   ============   ============

                                                For the         For the Six
                                              Year Ended        Months Ended         For the Year Ended
                                               June 30,           June 30,              December 31,
                                                                                -----------------------------
                                                 2000               1999            1998            1997
                                            ---------------    --------------   -------------   -------------
Components of Net Periodic Cost:

    Service cost                             $        4,763    $        2,388    $      4,009    $      4,734
    Interest cost                                    13,760             6,439          14,201          16,075
    Legal and administrative costs                    2,001             1,407           2,324           2,394
    Expected return on plan assets                   (4,066)             (813)         (1,487)            -
    Amortization of prior service cost                 (728)             (364)           (728)            -
    Recognized net actuarial (gain)                 (27,061)          (10,402)        (20,566)        (18,756)
                                            ---------------    --------------   -------------   -------------

Benefit cost (credit)                        $      (11,331)   $       (1,345)   $     (2,247)   $      4,447
                                            ===============    ==============   =============   =============

NOTE 17 - OTHER EMPLOYEE BENEFIT PLANS:
--------------------------------------

UMWA Pension and Benefit Trusts:
-------------------------------
Certain subsidiaries of CONSOL Energy are required under the National Bituminous Coal Wage Agreement (NBCWA) of 1998 with the United Mine Workers of America
(UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Amounts charged to expense for these benefits were $436 for the twelve months ended June 30, 2000, $273 for the six months ended June 30, 1999, $3,395 for the twelve months ended December 31, 1998 and $5,831 for the twelve months ended December 31, 1997. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The withdrawal liability would be calculated based on the contributor's proportionate share of the plan's unfunded vested liabilities.

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. Amounts charged to expense for the Combined Fund were $29,235 for the twelve months ended June 30, 2000, $9,370 for the six months ended June 30, 1999, $28,428 for the twelve months ended December 31, 1998 and $32,980 for the twelve months ended December 31, 1997.

The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. Amounts charged to expense for the 1992 Benefit Fund were $1,289 for the twelve months ended June 30, 2000, $126 for the six months ended June 30, 1999, $5,649 for the twelve months ended December 31, 1998 and $5,564 for the twelve months ended December 31, 1997.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the NBCWA of 1993 and subsequently goes out of business. Contributions to the trust are fixed at thirteen cents per hour worked by UMWA represented employees. The NBCWA of 1998 specifies that benefits provided under this plan are to be incorporated into the current agreement and will be in effect for the duration of the contract. Amounts charged to expense for the UMWA 1993 Benefit Plan were $834 for the twelve months ended June 30, 2000, $520 for the six months ended June 30, 1999, $999 for the twelve months ended December 31, 1998 and $779 for the twelve months ended December 31, 1997.

At June 30, 2000, approximately 43% of CONSOL Energy's workforce was represented by the UMWA. The current UMWA labor agreement is effective from January 1, 1998 through December 31, 2002.

Investment Plan:
---------------
CONSOL Energy has two investment plans covering all domestic, non-represented employees. One is available to all employees of Rochester & Pittsburgh Coal Company. This plan matches employee contributions up to $750 per year. The other plan, available to all other non-represented employees, matches employee contributions for an amount up to 6 percent of the employee's base pay. Amounts charged to expense were $10,998 for the twelve months ended June 30, 2000, $5,841 for the six months ended June 30, 1999, $11,343 for the twelve months ended December 31, 1998 and $11,372 for the twelve months ended December 31, 1997.

Long-Term Disability:
--------------------
CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled. Liabilities (net of Plan Assets) included in Deferred Credits and Other Liabilities - Other amounted to $25,477 at June 30, 2000, $27,854 at June 30, 1999 and $25,391 at December 31, 1998. The expense was determined using a discount rate of 7.00% for the twelve months ended June 30, 2000, 6.75% for the six months ended June 30, 1999, and 7.25% for the twelve months ended December 31, 1998 and 1997. Amounts charged to expense were $4,954 for the twelve months ended June 30, 2000, $2,464 for the six months ended June 30, 1999, $7,557 for the twelve months ended December 31, 1998 and $8,449 for the twelve months ended December 31, 1997.

NOTE 18 - STOCK-BASED COMPENSATION:
----------------------------------

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of incentive stock options to key employees and to non-employee directors. The initial number of shares of common stock reserved for issuance under the plan is 3,250,000, of which 1,000,000 are available for issuance of awards other than stock options. No award of incentive stock options may be granted under the plan after the tenth anniversary of the effective date.

CONSOL Energy accounts for its stock options granted to employees and non-employee directors in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations. If the compensation cost of these plans had been determined using the fair-value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the charge to net income and earnings per share would be diminimus for the twelve months ended June 30, 2000 and the six months ended June 30, 1999. Under Statement of Financial Accounting Standards No. 123, the fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model. The weighted average assumptions used were:

                                            June 30, 2000       June 30, 1999
                                            -------------       -------------
Expected dividend yield                          7%                  7%
Expected volatility                             38%                 45%
Risk-free interest rate                          6%                  6%
Expected life                            3.98 years          5.00 years

Stock options outstanding were as follows:

                                                                                         Weighted Average
                                                               Weighted Average            Fair Value of
                                         Shares                 Exercise Price           Options Granted
                                   ---------------------     -------------------     ----------------------
    Initial grant                             784,000          $         16.00           $          4.03
                                     ----------------          ---------------           ===============

Balance at June 30, 1999                      784,000          $         16.00           $          4.03
                                                                                         ===============

    Granted                                    80,000          $         12.41           $          2.56
                                                                                         ===============
    Exercised                                   -                          -
    Forfeited                                   -                          -
                                     ----------------          ---------------

Balance at June 30, 2000                      864,000          $         15.67           $          3.26
                                     ================          ===============           ===============

Characteristics of outstanding stock options at June 30, 2000 are as follows:

                                                       Outstanding                      Exercisable
                                                         Options                          Options
                                        -----------------------------------------    ----------------

                                                                   Remaining
                    Exercise Price            Shares             Life (Years)             Shares
                    --------------      -----------------     -------------------    ----------------
                    $       16.00               784,000                   8.8               196,000
                    $       16.00                16,000                  10.0                -
                    $       11.56                60,000                  10.0                -
                    $       10.88                 4,000                  10.0                -

No compensation expense was recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The employee stock options will vest 25% per year, beginning one year after the grant date. There are 844,000 stock options granted under this plan. Non-employee director stock options will vest 33% per year, beginning one year after the grant date. There are 20,000 stock options granted under this plan. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

The Chairman of the Board of CONSOL Energy is also entitled to receive annual shares of common stock having a fair market value of $225 per grant per year. Under this agreement, $225 and $125 of expense was recognized for stock issued in the twelve months ended June 30, 2000 and the six months ended June 30, 1999.

NOTE 19 - OTHER COMPREHENSIVE LOSS:
----------------------------------

Components of other comprehensive loss consist of the following:

                                                                                            Accumulated
                                                Unrealized              Minimum                Other
                                                  Loss on               Pension            Comprehensive
                                                Securities             Liability               Loss
                                                ----------            -----------             ------
Balance at December 31, 1998                     $    (270)            $    (353)            $   (623)
Current period charge                                 (354)                   15                 (339)
                                                 ---------             ---------             --------

Balance at June 30, 1999                              (624)                 (338)                (962)

Current period charge                                 (393)                   16                 (377)
Realized loss on securities                          1,017                   -                  1,017
                                                 ---------             ---------             --------

Balance at June 30, 2000                         $     -               $    (322)            $   (322)
                                                 =========             =========             ========

NOTE 20 - RESEARCH AND DEVELOPMENT COSTS:
----------------------------------------

CONSOL Energy operates a research and development facility devoted to the mining and the use of coal. Costs related to research and development are expensed as incurred. These costs were $8,046 for the twelve months ended June 30, 2000, $4,382 for the six months ended June 30, 1999, $9,222 for the twelve months ended December 31, 1998 and $9,484 for the twelve months ended December 31, 1997.

NOTE 21 - SUPPLEMENTAL CASH FLOW INFORMATION:
--------------------------------------------

                                                       For the        For the Six         For the Year Ended
                                                     Year Ended      Months Ended            December 31,
                                                                                    ------------------------------
                                                    June 30, 2000    June 30, 1999      1998              1997
                                                    -------------    -------------  -------------     ------------
Cash paid during the year for:
     Interest (net of amounts capitalized)          $    45,428       $    30,291      $    41,119       $    33,031
     Income taxes paid                              $    34,430       $    26,942      $    63,216       $    55,554
     Non-cash investing and financing activities:
        Business acquired (Note 2):
           Fair value of assets acquired            $   168,010               -        $   438,699               -
           Liabilities assumed                      $     4,504               -        $   338,291               -
        Coal property exchange (Note 2):
           Net fair value of assets acquired        $       -                 -        $    (1,312)              -
           Net liabilities assumed                  $       -                 -        $    (1,312)              -
        Charitable contribution of property         $       -                 -        $   (13,480)              -
        Note received from property sales           $    20,207               -        $       -                 -

NOTE 22 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS:
----------------------------------------------------------

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of June 30, 2000, June 30, 1999 and December 31, 1998, accounts receivable from utilities were $130,168, $134,581 and $150,755, respectively, and from steel and coke producers were $47,729, $42,998 and $52,538, respectively. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

CONSOL Energy is committed under several long-term contracts to supply coal that meets certain quality requirements at specified prices. These prices are generally adjusted based on indices. Quantities sold under some of these contracts may vary from year to year within certain limits at the option of the customer.

Coal sales (including spot sales) to CONSOL Energy's largest customer, Allegheny Energy, were $293,178 for the twelve months ended June 30, 2000, $155,991 for the six months ended June 30, 1999, $354,333 for the twelve months ended December 31, 1998, and $357,605 for the twelve months ended December 31, 1997. Accounts receivable from Allegheny Energy were $24,202 as of June 30, 2000, $43,250 as of June 30, 1999 and $32,246 as of December 31, 1998.

NOTE 23 - MARKETABLE SECURITIES:
-------------------------------

At June 30, 2000, Marketable Securities, which were previously classified as available-for-sale, were used to fund post-employment benefits. Accordingly, the assets are shown as a reduction of Post-Employment Benefits Other than Pensions on the balance sheet and unrealized losses were recognized in the year ended June 30, 2000. There were no other marketable securities as of June 30, 2000.

The following is a summary of available-for-sale securities at June 30, 1999:

                                                                                                               Estimated
                                                                           Unrealized       Unrealized           Fair
                                                            Cost              Gains           Losses             Value
                                                        -----------       -----------       -----------      -----------
U.S. Government and agencies                            $    46,194       $         -       $    (1,023)     $    45,171
Other Debt securities                                           203                 -                 -              203
                                                        -----------       -----------       -----------      -----------
     Total debt securities                                   46,397                 -            (1,023)          45,374

Cash Equivalents included in
     non-current funding                                      3,205                 -                 -            3,205
                                                        -----------       -----------       -----------      -----------
                                                        $    49,602       $         -       $    (1,023)     $    48,579
                                                        ===========       ===========       ===========      ===========
Schedules of maturities:
     One year or less                                   $    10,107                                          $    10,064
     One year through five years                             28,640                                               28,011
     Five years through ten years                             7,650                                                7,299
                                                        -----------                                          -----------
                                                        $    46,397                                          $    45,374
                                                        ===========                                          ===========

The following is a summary of available-for-sale securities at December 31, 1998:

                                                                                                               Estimated
                                                                           Unrealized       Unrealized           Fair
                                                            Cost              Gains           Losses             Value
                                                        -----------       -----------       ------------     -----------
U.S. Government and agencies                            $    46,282       $       109       $      (550)     $    45,841
Other Debt securities                                           210             -                 -                  210
                                                        -----------       -----------       -----------      -----------
     Total debt securities                                   46,492               109              (550)          46,051

Cash Equivalents included in
     non-current funding                                      2,184                 -                 -            2,184
                                                        -----------       -----------       -----------      -----------
                                                        $    48,676       $       109       $      (550)     $    48,235
                                                        ===========       ===========       ===========      ===========
Schedules of maturities:
     One year or less                                   $     6,194                                          $     6,122
     One year through five years                             32,565                                               32,330
     Five years through ten years                             7,733                                                7,599
                                                        -----------                                          -----------
                                                        $    46,492                                          $    46,051
                                                        ===========                                          ===========

Proceeds from the sales of securities in this portfolio were $2,500 for the twelve months ended June 30, 2000, $3,860 for the six months ended June 30, 1999 and $6,209 for the twelve months ended December 31, 1998. Gross realized gains and losses on those sales were not significant.

NOTE 24 - FAIR VALUES OF FINANCIAL INSTRUMENTS:
----------------------------------------------

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

Marketable securities included in Other Assets: The fair values for financial instruments included in Other Assets are estimated based on quoted market prices for the same or similar issues.

Short-term notes payable: The carrying amount reported in the balance sheet for short-term notes payable approximates its fair value due to the short-term maturity of these instruments.

Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments are as follows:

                                               June 30, 2000              June 30, 1999          December 31, 1998
                                        -------------------------- --------------------------  -------------------
                                           Carrying       Fair       Carrying       Fair       Carrying      Fair
                                            Amount        Value       Amount        Value       Amount      Value
                                         -----------   -----------  ----------   -----------  ----------  ---------
Cash and cash equivalents                 $   8,181     $   8,181   $  23,559     $  23,559   $  31,285   $  31,285
Marketable securities
    included in Other Assets              $       -     $       -   $  48,579     $  48,579   $  48,235   $  48,235
Short-term notes payable                  $(464,310)    $(464,310)  $(345,525)    $(345,525)  $(551,719)  $(551,719)
Long-term debt                            $(289,074)    $(277,733)  $(303,668)    $(301,149)  $(406,120)  $(427,546)

NOTE 25 - COMMITMENTS AND CONTINGENT LIABILITIES:
------------------------------------------------

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, damage to property, governmental regulations including environmental remediation, and other actions, arising out of the normal course of business. The costs of mine closing and reclamation are accrued over the productive life of the mine. In addition, CONSOL Energy has accrued $3,275 in Other Liabilities for remediation of a waste disposal site. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

Certain excise taxes paid on export sales of coal have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1994 through 1999. The government has filed a petition in the United States Supreme Court seeking a determination of the appropriate statute of limitations. The IRS has initiated an audit of CONSOL Energy's refund claims. However, because of the inherent uncertainties in the litigation and audit resolution processes, no assurance can be made as to the final outcome and timing of this situation. Accordingly, CONSOL Energy has not recognized any amount for the possible collection of these claims.

On June 22, 1999, an underground fire was discovered at the idled Loveridge Mine. The mine was sealed and inert gases were injected to reduce oxygen levels and put out the fire. Monitoring of the mine atmosphere indicated that the fire was extinguished, and on July 24, 2000, safety crews reentered to ventilate and secure the mine. If conditions are favorable, the longwall will be restarted to mine the remainder of the current panel. The longwall will then be moved to the surface, refurbished and redeployed to another mine. Loveridge mine will then be idled unless the market is able to accommodate its production.

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

NOTE 26 - SEGMENT INFORMATION:
-----------------------------

As a result of CONSOL Energy's gas acquisition described in Note 2, CONSOL Energy elected to change the reporting of its business segments as of June 30, 2000 and restate its prior years' presentation to conform to this revised segment reporting. One of CONSOL Energy's core businesses, gas operations, formerly reported as part of the Coal segment, has been designated as a separate business segment. Two of the non-core business activities, transportation and farming, have been grouped with corporate headquarters activity and included in the Other segment.

CONSOL Energy reports its operations through three reportable segments: Coal, Industrial Supplies and Equipment and Gas. Management has determined these reportable segments based on how resources are allocated and operational decisions are made. These reportable segments are business units that offer different types of products and services.

The principal business of the Coal segment is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Industrial Supplies and Equipment segment markets industrial supplies and equipment through Fairmont Supply Company. The Gas segment's principal function is to produce pipeline quality methane gas for sale primarily to gas wholesalers.

CONSOL Energy evaluates performance and allocates resources based on operating income or loss. In computing operating income or loss, none of the following have been added or deducted: unallocated corporate expenses, non-operating interest expense, interest income and income taxes.

Industry segment results for the twelve months ended June 30, 2000 are:

                                               Industrial
                                               Supplies &
                                  Coal         Equipment      Gas           All Other   Elimination    Consolidated
                               ----------      ---------    --------        ---------   -----------    ------------
Sales - outside                $1,886,358      $140,581     $ 48,198        $ 16,459     $      -       $2,091,596
Sales - related companies           3,254             -            -              -             -            3,254
Intersegment transfers                  -        71,466          831          16,693      (88,990)               -
                               ----------      --------     --------        --------     --------       ----------
     Total Sales               $1,889,612      $212,047       49,029        $ 33,152     $(88,990)      $2,094,850
                               ==========      ========     ========        ========     ========       ==========

Pretax Operating
    Income (Loss)              $  143,576      $ (4,484)    $ 23,321/(A)/   $    (52)                   $  162,361
                               ==========      ========     ========        ========                    ==========

Identifiable assets            $2,969,779      $ 40,026     $320,840        $135,030                    $3,465,675/(B)/
                               ==========      ========     ========        ========                    ==========
Depreciation, depletion
    and amortization           $  232,505      $  1,083     $  5,299        $ 10,990                    $  249,877
                               ==========      ========     ========        ========                    ==========
Additions to property, plant
    and equipment              $  126,417      $    380     $128,287/(C)/   $  3,666                    $  258,750
                               ==========      ========     ========        ========                    ==========

(A) Includes equity in net income of unconsolidated affiliates of $1,969.

(B) Includes investments in unconsolidated equity affiliates of $769, $483, $175,220, and $800 for Coal, Industrial Supplies & Equipment, Gas and All Other, respectively.

(C) Includes $114,248 acquired from MCN Energy Group Inc. CONSOL Energy's proportionate share of net additions to property, plant and equipment relating to gas producing activities of unconsolidated equity affiliates is $5,773.

Industry segment results for the six months ended June 30, 1999 are:

                                               Industrial
                                               Supplies &
                                  Coal         Equipment      Gas           All Other   Elimination    Consolidated
                               ----------      ---------    --------        ---------   -----------    ------------
Sales - outside                $  980,387      $ 76,451     $ 11,091        $  8,599     $      -       $1,076,528
Sales - related companies           5,394             -            -               -            -            5,394
Intersegment transfers                  -        42,195            -           6,039      (48,234)               -
                               ----------      --------     --------        --------     --------       ----------
      Total Sales              $  985,781      $118,646     $ 11,091        $ 14,638     $(48,234)      $1,081,922
                               ==========      ========     ========        ========     ========       ==========

Pretax Operating
    Income (Loss)              $   79,148      $  1,994     $  1,026        $(12,012)                   $  70,156
                               ==========      ========     ========        ========                    ==========
Identifiable assets            $3,185,544      $ 44,415     $111,711        $124,254                    $3,465,924/(D)/
                               ==========      ========     ========        ========                    ==========
Depreciation, depletion
    and amortization           $  112,231      $    324     $  2,223        $  6,459                    $  121,237
                               ==========      ========     ========        ========                    ==========
Additions to property, plant
    and equipment              $  102,326      $    591     $  8,002        $    684                    $  111,603
                               ==========      ========     ========        ========                    ==========

(D) Includes investments in unconsolidated equity affiliates of $769, $410, and $800 for Coal, Industrial Supplies & Equipment and All Other, respectively.

Industry segment results for the twelve months ended December 31, 1998 are:

                                                    Industrial
                                                    Supplies &
                                  Coal              Equipment        Gas          All Other     Elimination    Consolidated
                              -------------       -------------  -------------  -------------  -------------  --------------
Sales - outside               $   2,057,015       $      92,182  $      23,367  $      18,189  $        -     $   2,190,753
Sales - related companies            21,678              82,999           -              -              -           104,677
Intersegment transfers                 -                 83,818           -            10,295        (94,113)          -
                              -------------       -------------  -------------  -------------  -------------  -------------
          Total Sales         $   2,078,693       $     258,999  $      23,367  $      28,484  $     (94,113) $   2,295,430
                              =============       =============  =============  =============  =============  =============

Pretax Operating
    Income (Loss)             $     290,433       $       4,312  $       3,316  $     (38,435)                $     259,626
                              =============       =============  =============  =============                 =============

Identifiable assets           $   3,187,594       $      44,765  $     106,296  $     127,409                 $   3,466,064/(E)/
                              =============       =============  =============  =============                 =============
Depreciation, depletion
    and amortization          $     221,028       $       1,031  $       4,834  $      11,691                 $     238,584
                              =============       =============  =============  =============                 =============
Additions to property, plant
    and equipment             $     471,158/(F)/  $       1,020  $      31,105  $       3,403                 $     506,686
                              =============       =============  =============  =============                 =============

    (E) Includes investments in unconsolidated equity affiliates of $769 and $800 for Coal and All Other, respectively.

    (F)   Includes $248,879 acquired from Rochester and Pittsburgh Coal Company.

Industry segment results for the twelve months ended December 31, 1997 are:

                                                   Industrial
                                                   Supplies &
                                   Coal             Equipment          Gas        All Other     Elimination    Consolidated
                              -------------       -------------  -------------  -------------  -------------  --------------
Sales - outside               $   1,983,317       $     117,841  $      26,637  $      19,141  $        -      $   2,146,936
Sales - related companies            39,406              98,855           -              -              -            138,261
Intersegment transfers                 -                 77,714           -            11,491        (89,205)           -
                              -------------       -------------  -------------  -------------  -------------   -------------
          Total Sales         $   2,022,723       $     294,410  $      26,637  $      30,632  $     (89,205)  $   2,285,197
                              =============       =============  =============  =============  =============   =============

Pretax Operating
    Income (Loss)             $     262,300       $       5,491  $       8,792  $      (7,900)                 $     268,683
                              =============       =============  =============  =============                  =============

Identifiable assets           $   2,853,373       $      50,795  $      74,285  $     140,644                  $   3,119,097/(G)/
                              =============       =============  =============  =============                  =============
Depreciation, depletion
    and amortization          $     216,011       $       1,079  $       3,356  $      12,858                  $     233,304
                              =============       =============  =============  =============                  =============
Additions to property, plant
    and equipment             $     179,454       $         526  $      13,620  $       8,833                  $     202,433
                              =============       =============  =============  =============                  =============

    (G) Includes investments in unconsolidated equity affiliates of $768 and $800 for Coal and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Operating Profit:

                                                       For the        For the Six            For the Year Ended
                                                     Year Ended      Months Ended               December 31,
                                                                                     -------------------------------
                                                   June 30, 2000    June 30, 1999          1998              1997
                                                   -------------    -------------    -------------     -------------
Total segment pretax operating income              $     162,361    $      70,156    $     259,626     $     268,683
Interest expense, net                                    (55,814)         (29,996)         (47,144)          (35,007)
                                                   -------------    -------------    -------------     -------------

Earnings before Income Taxes                       $     106,547    $      40,160    $     212,482     $     233,676
                                                   =============    =============    =============     =============

Total Assets:
                                                               June 30,                         December 31,
                                                   ------------------------------    -------------------------------
                                                        2000             1999             1998              1997
                                                   -------------    -------------    -------------     -------------

Total assets for reportable segments               $   3,465,675    $   3,465,924    $   3,466,064     $   3,119,097
Cash and investments                                       8,181           47,223           54,950           133,617
Deferred tax asset                                       384,642          361,879          342,376           295,297
Recoverable income taxes                                   7,813             -                -                -
                                                   -------------    -------------    -------------     -------------

Total Consolidated Assets                          $   3,866,311    $   3,875,026    $   3,863,390     $   3,548,011
                                                   =============    =============    =============     =============

Enterprise-Wide Disclosures:

CONSOL Energy's Revenues by geographical location are:

                                                       For the        For the Six           For the Year Ended
                                                     Year Ended      Months Ended               December 31,
                                                                                     -------------------------------
                                                   June 30, 2000    June 30, 1999          1998             1997
                                                   -------------    -------------    -------------     -------------
United States                                      $   1,874,656    $     936,815    $   1,954,821     $   1,941,625
Europe                                                   132,752           86,827          217,302           204,398
Asia                                                      46,625           26,722           58,937            80,636
Canada                                                    51,702           40,532           48,496            56,890
South America                                             29,989            9,281           36,454            40,311
Middle East                                               12,629            5,346           23,022            17,207
Africa                                                    10,856            4,959           10,960             8,571
                                                   -------------    -------------    -------------     -------------

Total Revenues                                     $   2,159,209    $   1,110,482    $   2,349,992     $   2,349,638
                                                   =============    =============    =============     =============

CONSOL Energy's Property, Plant and Equipment by geographical location are:

                                                               June 30,                         December 31,
                                                   -----------------------------------------------------------------
                                                        2000             1999             1998               1997
                                                   -------------    -------------    -------------     -------------
United States                                      $   2,562,856    $   2,659,429    $   2,670,266     $   2,422,860
Canada                                                    11,478           14,717           15,746            16,107
Belgium                                                      110              120              112               123
                                                   -------------    -------------    -------------     -------------

Total Property, Plant and Equipment                $   2,574,444    $   2,674,266    $   2,686,124     $   2,439,090
                                                   =============    =============    =============     =============

NOTE 27 - STOCK SPLIT AND RECAPITALIZATION:
------------------------------------------

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

NOTE 28 - SUPPLEMENTAL COAL DATA (UNAUDITED):
--------------------------------------------

                                                                       (Millions of tons)
                                                -------------------------------------------------------------

                                                  For the        For the Six
                                                Year Ended      Months Ended           For the Year Ended
                                                 June 30,          June 30,                December 31,
                                                                                   --------------------------
                                                   2000              1999             1998            1997
                                                ----------       ----------        ----------     -----------
Proved and probable coal reserves
    at beginning of period                           4,705            4,755             4,776           5,063
Purchased reserves                                       3                4               148              10
Reserves sold in place                                 (66)             (11)              (29)            (31)
Production                                             (73)             (38)              (76)            (73)
Revisions and other changes                           (108)              (5)              (64)           (193)
                                                    ------           ------             -----           -----
Proved and Probable Coal Reserves
    at end of period *                               4,461            4,705             4,755           4,776
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

The coal reserves are located in nearly every major coal-producing region in North America. At June 30, 2000, 780 million tons were assigned to mines either in production or under development. The proved and probable reserves at June 30, 2000 include 3,791 million tons of steam coal, of which approximately 15 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 14 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 670 million tons of metallurgical coal, of which approximately 67 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 33 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

NOTE 29 - SUPPLEMENTAL GAS DATA (UNAUDITED):
-------------------------------------------

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" and related accounting rules.

Capitalized Costs:
-----------------

                                                 June 30,          June 30,       December 31,
                                                   2000              1999               1998
                                               -------------    -------------     -------------

Proved properties                              $     118,143    $     117,496     $     109,449
Accumulated depreciation,
  depletion and amortization                           2,155           30,587            28,330
                                               -------------    -------------     -------------

Net Capitalized Costs                          $     115,988    $      86,909     $      81,119
                                               =============    =============     =============

Proportionate Share of Gas
  Producing Net Property, Plant
  and Equipment of Unconsolidated
  Equity Affiliates                            $      97,818    $       -         $        -
                                               =============    =============     =============


Results of Operations:
---------------------
                                                  For the         For the Six
                                                Year Ended       Months Ended           For the Year Ended
                                                 June 30,          June 30,                December 31,
                                                                                  ------------------------------
                                                   2000              1999             1998              1997
                                               --------------   -------------     -------------    -------------

Total Revenues                                 $      52,455    $      11,773     $      24,354    $      28,137

Production costs                                      23,835            8,524            16,204           15,989
Depreciation, depletion
  and amortization                                     5,299            2,223             4,834            3,356
                                               -------------    -------------     -------------    -------------

Total Operating Costs                                 29,134           10,747            21,038           19,345
                                               -------------    -------------     -------------    -------------

Pretax Operating Income                               23,321            1,026             3,316            8,792
Income taxes                                           8,222             (367)             (224)             548
                                               -------------    -------------     -------------    -------------

Results of Operations, excluding
  Corporate and Interest Costs                 $      15,099    $       1,393     $       3,540    $       8,244
                                               =============    =============     =============    =============

Reserve Quantity:
----------------

                                                                (Millions of cubic feet (MMcf))
                                               -----------------------------------------------------------------

                                                  For the         For the Six
                                                Year Ended       Months Ended           For the Year Ended
                                                 June 30,          June 30,                December 31,
                                                                                  ------------------------------
                                                   2000              1999             1998              1997
                                               -------------    -------------     -------------    -------------

Proved developed and undeveloped gas
   reserves at beginning of period *                 408,633          411,326           400,746          363,554
Purchased reserves                                   249,017            -                26,677           49,438
Production                                           (13,790)          (2,693)           (5,333)          (5,600)
Revisions and other changes                            9,601            -               (10,764)          (6,646)
                                               -------------    -------------     -------------    -------------

Proved developed and undeveloped gas
   reserves at end of period *                       653,461          408,633           411,326          400,746
                                               =============    =============     =============    =============

Proportional interest in reserves of
   investees accounted for by the equity
   method (included in proved developed
   and undeveloped gas reserves)                     371,742            -                 -               -
                                               =============    =============     =============    =============

Proved developed reserves
   At beginning of period                             63,655           66,348            40,196           35,875
                                               =============    =============     =============    =============
   At end of period                                  156,354           63,655            66,348           40,196
                                               =============    =============     =============    =============

Proved developed reserves in equity
   affiliates included in proved
   developed reserves
     At beginning of period                           -                -                 -                -
                                               =============    =============     =============    =============
     At end of period                                90,399            -                 -                -
                                               =============    =============     =============    =============

* Proved developed and undeveloped gas reserves are defined by the Society of Petroleum Engineers and the World Petroleum Congresses. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

All CONSOL Energy gas reserves are located in the state of Virginia.

Standardized Measure of Discounted Future Net Cash Flows:
--------------------------------------------------------
The following information has been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities". This statement requires the standardized measure of discounted future net cash flows to be based on year-end sales prices, costs and statutory income tax rates and a 10 percent annual discount rate. Because prices used in the calculation are as of the end of the period, the standardized measure could vary significantly from year to year based on the market conditions at that specific date.

The projections should not be viewed as realistic estimates of future cash flows, nor should the "standardized measure" be interpreted as representing current value to CONSOL Energy. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary. CONSOL Energy's investment and operating decisions are not based on the information presented, but on a wide range of reserve estimates that include probable as well as proved reserves, and on different price and cost assumptions.

The standardized measure is intended to provide a better means for comparing the value of CONSOL Energy's proved reserves at a given time with those of other gas producing companies than is provided by a comparison of raw proved reserve quantities.

                                            At June 30,        At June 30,      At December 31,     At December 31
                                               2000               1999               1998                1997
                                          -------------       ------------     ----------------    ----------------
Future Cash Flows:
    Revenues                              $ 3,238,988         $1,004,900          $1,063,687         $ 970,484
    Production costs                       (1,365,925)          (612,237)           (634,995)         (687,536)
    Development costs                        (242,733)          (101,050)           (101,088)          (80,489)
    Income tax expense                       (479,504)           (96,595)           (105,457)          (69,610)
                                          -----------         ----------          -----------        ---------
Future Net Cash Flows                       1,150,826            195,018             222,147           132,849
Discounted at present value
    at a 10% annual rate                     (656,245)          (131,678)           (150,647)          (83,654)
                                          -----------         ----------          ----------         ---------
Total Standardized Measure of
    Discounted Net Cash Flows             $   494,581         $   63,340          $   71,500         $  49,195
                                          ===========         ==========          ==========         =========
Standardized Measure of
    Discounted Net Cash Flows for
    Equity Affiliates included in above   $   177,068         $        -          $        -         $       -
                                          ===========         ==========          ==========         =========

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

                                             June 30,            June 30,         December 31,        December 31,
                                               2000               1999                1998                1997
                                            -----------      --------------     ----------------   ----------------
Balance at Beginning of Period            $   63,340          $   71,500          $   49,195         $ 123,428
Net changes in sales prices
    and production costs                     829,319             (39,009)            (83,054)         (612,565)
Net change due to revisions
    in quantity estimates                    726,338               2,216             226,466           287,365
Development costs incurred,
    previously estimated                      (4,545)             (6,064)            (19,506)           (2,061)
Changes in estimated
    future development costs                (141,683)                 38             (20,599)            4,517
Net change in future
    income taxes                            (382,909)              8,862             (35,847)           83,412
Accretion of discount and other             (595,279)             25,797             (45,155)          165,099
                                          ----------          ----------          ----------         ---------
Total Discounted Cash Flow
    at End of Period                      $  494,581          $   63,340          $   71,500         $  49,195
                                          ==========          ==========          ==========         =========

NOTE 30 - QUARTERLY INFORMATION (UNAUDITED):
-------------------------------------------

                                                                   Three Months Ended
                                      ------------------------------------------------------------------------------
                                      September 30,           December 31,           March 31,             June 30,
                                          1999                    1999                 2000                  2000
                                      -------------          --------------        -------------        ------------
Sales                                  $   545,212             $   537,109          $   511,016          $   501,513
                                       ===========             ===========          ===========          ===========

Cost of goods sold and other
    operating charges                  $   417,192             $   376,395          $   370,617          $   338,950
                                       ===========             ===========          ===========          ===========

Net income                             $    10,727             $    36,506          $    22,970          $    36,837
                                       ===========             ===========          ===========          ===========
Earnings per share                     $       .13             $       .46          $       .29          $       .47
                                       ===========             ===========          ===========          ===========

Weighted average
    shares outstanding                  80,250,718              79,901,818           79,217,730           78,615,363
                                       ===========             ===========           ==========          ===========

                                             Three Months Ended
                                       ------------------------------
                                        March 31,          June 30,
                                          1999               1999
                                       -----------       -----------
Sales                                  $   567,493       $   514,429
                                       ===========       ===========

Cost of goods sold and other
    operating charges                  $   397,793       $   394,804
                                       ===========       ===========

Net income                             $    25,605       $    14,434
                                       ===========       ===========

Earnings per share                     $       .44       $       .20
                                       ===========       ===========

Weighted average
    shares outstanding                  57,667,558        71,823,602
                                       ===========       ===========

                                                                       Three Months Ended
                                       ----------------------------------------------------------------------------------
                                           March 31,             June 30,           September 30,          December 31,
                                             1998                  1998                 1998                   1998
                                       ---------------       ---------------       ---------------       ----------------
Sales                                  $       585,661       $       547,823       $       546,579       $       615,367
                                       ===============       ===============       ===============       ===============

Cost of goods sold and other
    operating charges                  $       375,527       $       372,322       $       409,825       $       436,849
                                       ===============       ===============       ===============       ===============

Net income                             $        66,391       $        39,946       $        18,360       $        49,940
                                       ===============       ===============       ===============       ===============

Earnings per share                     $           .61       $           .37       $           .17       $           .64
                                       ===============       ===============       ===============       ===============

Weighted average
    shares outstanding                     108,806,714           108,806,714           108,806,714            77,678,532
                                       ===============       ===============       ===============       ===============
                                                                      Three Months Ended
                                       ----------------------------------------------------------------------------------
                                           March 31,             June 30,           September 30,         December 31,
                                             1997                  1997                 1997                  1997
                                       ---------------       ---------------      ----------------      -----------------
Sales                                  $       575,173       $       540,696       $       568,654       $       600,674
                                       ===============       ===============       ===============       ===============

Cost of goods sold and other
    operating charges                  $       403,755       $       371,584       $       414,306       $       402,768
                                       ===============       ===============       ===============       ===============

Net income                             $        36,443       $        48,985       $        34,456       $        63,905
                                       ===============       ===============       ===============       ===============

Earnings per share                     $           .33       $           .45       $           .32       $           .59
                                       ===============       ===============       ===============       ===============

Weighted average
    shares outstanding                     108,806,714           108,806,714           108,806,714           108,806,714
                                       ===============       ===============       ===============       ===============

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

         Not Applicable.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information requested by Item 401 of Regulations S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 11.  Executive Compensation.

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

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                 EXHIBIT INDEX


(a)(1)       Financial Statements:                                          Page
                                                                            ----
             The following consolidated financial statements of CONSOL
             Energy Inc. and subsidiaries are included in this filing on the pages indicated:

             Report of Independent Auditors................................   42

             Consolidated Statements of Income for the Twelve Months Ended
             June 30, 2000, Six Months Ended June 30, 1999 and for the
             Years Ended December 31, 1998 and 1997........................   43

             Consolidated Balance Sheets at June 30, 2000, June 30, 1999
             and December 31, 1998.........................................   44

             Consolidated Statements of Shareholders' Equity (Deficit) for
             Twelve Months Ended June 30, 2000, Six Months Ended June 30,
             1999 and for the Years Ended December 31, 1998 and 1997........  46

             Consolidated Statements of Cash Flows for the
             Twelve Months Ended June 30, 2000, Six Months
             Ended June 30, 1999, and for the Years
             Ended December 31, 1998 and 1997...............................  47

             Notes to Consolidated Financial Statements.....................  48

(a)(2)       Financial Statement Schedules:

             No schedules are required to be presented by CONSOL Energy.

(a)(3)       Exhibits filed as part of this Report:

             The response to this portion of Item 14 is submitted as a separate part of this report.

(b)(1)       Reports on Form 8-K:

             None.


(c)          Exhibits:

             3.1 Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement Form S-1 (Registration No. 333-68987) filed on March 24, 1999, ("Amendment No. 2")

             3.2   By-Laws of CONSOL Energy, incorporated by reference to
             Exhibit 3.2 to Amendment No. 2.

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

             10.2 First Amendment to Senior Revolving Loan Agreement dated as of November 28, 1994 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
             Exhibit 10.2 to Amendment No. 1.

             10.3 Second Amendment to Senior Revolving Loan Agreement dated as of October 1, 1995, between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
             Exhibit 10.3 to Amendment No. 1.

             10.4 Third Amendment to Senior Revolving Loan Agreement dated as of December 14, 1995 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
             Exhibit 10.4 to Amendment No. 1.

             10.5 Fourth Amendment to Senior Revolving Loan Agreement dated as of March 1, 1996 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
             Exhibit 10.5 to Amendment No. 1.

             10.6 Fifth Amendment to Senior Revolving Loan Agreement dated as of December 2, 1997 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
             Exhibit 10.6 to Amendment No. 1.

             10.7 Sixth Amendment to Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to
             Exhibit 10.7 to Amendment No. 1.

             10.8 Seventh Amendment to Senior Revolving Loan Agreement dated as of January 19, 1999 between Consolidation Coal Company and Morgan Guaranty

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

             10.20 CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

             10.21 Subsidiaries of CONSOL Energy, incorporated by reference to
             Exhibit 10.21 to Amendment No. 2.

             23.1  Consent of Ernst & Young LLP.

             27    Financial Data Schedule

Supplemental Information

         No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this form 10-K. An annual report and proxy material will be sent to shareholders subsequent to the filing of this form 10-K. Said annual report and proxy material will be forwarded to the commission when the same are sent to shareholders of CONSOL Energy.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 28th day of September, 2000.

                                  CONSOL ENERGY INC.
                                  (Registrant)

                                  By:  /s/ J. Brett Harvey
                                     -------------------------
                                     J. Brett Harvey
                                     President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28th day of September, 2000, by the following persons on behalf of the Registrant in the capacities indicated:

                             Chairman of the Board

                                         /s/ J. L. Whitmire
                                  ----------------------------
                                        J. L. Whitmire

President and Chief Executive Officer     Executive Vice President and Director:
      and Director:


/s/ J. Brett Harvey                       /s/ R. Zimmerman
-------------------------------           ----------------------------------
J. Brett Harvey                           R. Zimmermann
(Principal Executive Officer)             (Principal Financial Officer)

Directors:                                Vice President and Controller:


/s/ P. W. Baxter                          /s/ W. J. Lyons
-------------------------------           -----------------------------------
P. W. Baxter                              W. J. Lyons
                                          (Principal Accounting Officer)

/s/ B. Bonekamp
-------------------------------
B. Bonekamp

/s/ B. J. Breloer
-------------------------------
B. J. Breloer


/s/ U. Weber
-------------------------------
U. Weber

83