Form 10-Q
period 2000-09-30
CONSOL ENERGY INC
filed 2000-11-08
CIK 1070412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ______________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-14901
                        ----------

                              CONSOL Energy Inc.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     51-0337383
---------------------------------              --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

        300 Delaware Avenue, Suite 567, Wilmington, Delaware 19801-1622
        ---------------------------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)

                                 (412) 831-4000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No  ________
     -------

As of October 31, 2000, there were 78,579,081 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Consolidated Statements of Income for the three months
         ended September 30, 2000 and September 30, 1999................  3

         Consolidated Balance Sheets at September 30, 2000
         and June 30, 2000..............................................  4

         Consolidated Statements of Stockholders' Equity for the three months ended September 30, 2000................................  6

         Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and September 30, 1999................  7

         Notes to Consolidated Financial Statements.....................  8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................. 14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK.............................................. 20

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................. 21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................... 21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................ 21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............ 21

ITEM 5.  OTHER INFORMATION.............................................. 21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................... 22

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                       For the Three Months
                                                                        Ended September 30,
                                                           -----------------------------------------
                                                                 2000                    1999
                                                           -----------------       -----------------
     Sales - Outside                                       $         489,204       $         545,169
     Sales - Related Parties                                           2,056                      43
     Other Income                                                     13,097                  11,180
                                                           -----------------       -----------------

          Total Revenue                                              504,357                 556,392


     Cost of Goods Sold and Other
       Operating Charges                                             370,231                 417,192
     Selling, General and Administrative Expense                      16,516                  14,157
     Depreciation, Depletion and Amortization                         60,127                  61,090
     Interest Expense                                                 15,264                  12,838
     Taxes Other Than Income                                          37,668                  40,590
                                                           -----------------       -----------------

          Total Costs                                                499,806                 545,867
                                                           -----------------       -----------------


     Earnings Before Income Taxes                                      4,551                  10,525

     Income Taxes (Benefits)  (Note 5)                                   455                    (202)
                                                           -----------------       -----------------

          Net Income                                       $           4,096       $          10,727
                                                           =================       =================

     Basic and Dilutive Earnings Per Share                 $            0.05       $            0.13
                                                           =================       =================

     Weighted Average Number of
          Common Shares Outstanding                               78,577,553              80,250,718
                                                           =================       =================

     Dividends Per Share                                   $            0.28       $            0.28
                                                           =================       =================

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                      -----------------------------------
                 (Dollars in thousands, except per share data)

                                                           (Unaudited)
                                                          SEPTEMBER 30,                     JUNE 30,
                                                             2000                            2000
                                                     ---------------------          ----------------------
          ASSETS

Current Assets:
  Cash and Cash Equivalents                          $              10,653          $                8,181
  Accounts and Notes Receivable:
    Trade                                                          224,247                         262,943
    Related Parties                                                  1,102
    Other Receivables                                               17,472                          24,849
  Inventories (Note 6)                                             120,768                         156,853
  Recoverable Income Taxes                                           8,482                           7,813
  Deferred Income Taxes                                             93,492                          93,464
  Prepaid Expenses                                                  25,485                          23,625
                                                     ---------------------          ----------------------

      Total Current Assets                                         501,701                         577,728


Property, Plant and Equipment:
  Property, Plant and Equipment                                  4,871,930                       4,852,017
    Less - Accumulated Depreciation,
     Depletion and Amortization                                  2,300,344                       2,277,573
                                                     ---------------------          ----------------------

      Total Property, Plant and
           Equipment - Net                                       2,571,586                       2,574,444



Other Assets:
  Deferred Income Taxes                                            291,732                         291,178
  Advance Mining Royalties                                         106,623                         107,980
  Investment in Affiliates                                         177,097                         177,272
  Other                                                            129,903                         137,709
                                                     ---------------------          ----------------------

      Total Other Assets                                           705,355                         714,139
                                                     ---------------------          ----------------------

      Total Assets                                   $           3,778,642          $            3,866,311
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                                               (Unaudited)
                                                                              SEPTEMBER 30,                  JUNE 30,
                                                                                   2000                        2000
                                                                           --------------------        --------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                         $            137,776        $            143,313
  Accounts Payable - Related Parties                                                                                    502
  Short-Term Notes Payable                                                              411,587                     464,310
  Current Portion of Long-Term Debt                                                       6,701                       6,757
  Other Accrued Liabilities                                                             334,101                     337,920
                                                                           --------------------        --------------------
      Total Current Liabilities                                                         890,165                     952,802

Long-Term Debt:
  Long-Term Debt                                                                        286,089                     286,098
  Capital Lease Obligations                                                              13,549                      14,507
                                                                           --------------------        --------------------
      Total Long-Term Debt                                                              299,638                     300,605

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                                         1,108,401                   1,118,021
  Pneumoconiosis Benefits                                                               433,061                     426,402
  Mine Closing                                                                          279,770                     280,370
  Workers' Compensation                                                                 259,651                     253,534
  Reclamation                                                                             4,597                      11,808
  Other                                                                                 267,056                     268,590
                                                                           --------------------        --------------------
      Total Deferred Credits and Other Liabilities                                    2,352,536                   2,358,725

Stockholders' Equity:
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized;  80,267,558 Issued
      and 78,579,081 Outstanding at September 30, 2000,
      80,267,558 Issued and 78,577,274 Outstanding at
      June 30, 2000                                                                         803                         803
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding
  Capital in Excess of Par Value                                                        642,957                     642,947
  Retained Earnings Deficit                                                            (388,058)                   (370,152)
  Other Comprehensive Loss                                                                 (322)                       (322)
  Common Stock in Treasury, at Cost - 1,688,477 Shares
    at September 30, 2000, 1,690,284 Shares at June 30, 2000                            (19,077)                    (19,097)
                                                                           --------------------        --------------------

      Total Stockholders' Equity                                                        236,303                     254,179
                                                                           --------------------        --------------------

      Total Liabilities and Stockholders' Equity                           $          3,778,642        $          3,866,311
                                                                           ====================        ====================

   The accompanying notes are an integral part of these financial statements.


                                                CONSOL ENERGY INC. AND SUBSIDIARIES
                                                -----------------------------------

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          -----------------------------------------------
                                           (Dollars in thousands, except per share data)

                                                                                       Other                              Total
                                                 Capital in         Retained          Compre-                            Stock-
                                   Common        Excess of          Earnings          hensive          Treasury         holders'
                                   Stock         Par Value         (Deficit)            Loss             Stock           Equity
                                ------------   --------------   ---------------     ------------     ------------     -------------
Balance at
   June 30, 2000                $        803   $      642,947   $      (370,152)    $       (322)     $    (19,097)   $     254,179

(Unaudited)

  Net Income                                                              4,096                                               4,096
  Treasury Stock Issued
     (1,807 shares)                                        10                                                   20               30
  Dividends ($.28 per share)                                            (22,002)                                            (22,002)
                                ------------   --------------   ---------------     ------------      ------------    -------------

Balance at
  September 30, 2000            $        803   $      642,957   $      (388,058)    $       (322)     $    (19,077)   $     236,303
                                ============   ==============   ===============     ============      ============    =============


  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)

                                                                For the Three Months
                                                                 Ended September 30,
                                                          ----------------------------------
                                                                2000              1999
                                                          ---------------    ---------------
Operating Activities:
Net Income                                                $     4,096        $    10,727
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Depreciation, Depletion and Amortization                     60,127             61,090
  Gain on the Sale of Assets                                   (1,151)            (2,331)
  Amortization of Advance Mining Royalties                      2,672              3,388
  Deferred Income Taxes                                          (582)            (1,226)
  Equity in Earnings of Affiliates                             (3,579)
  Changes in Operating Assets:
          Accounts and Notes Receivable                        44,469            (27,196)
          Inventories                                          36,085             37,242
          Prepaid Expenses                                     (1,860)               321
  Changes in Other Assets                                       7,806              6,109
  Changes in Operating Liabilities:
          Accounts Payable                                     (5,537)            (2,007)
          Other Operating Liabilities                          (4,488)            (2,966)
  Changes in Other Liabilities                                 (6,189)             7,627
  Other                                                        (1,178)               300
                                                          -----------        -----------

                                                              126,595             80,351
                                                          -----------        -----------

  Net Cash Provided by Operating Activities                   130,691             91,078
                                                          -----------        -----------

Investing Activities:
Capital Expenditures                                          (58,011)           (23,694)
Additions to Advance Mining Royalties                          (1,333)            (1,571)
Investment in Equity Affiliates                                 3,754
Proceeds from Sales of Assets                                   2,507              3,024
                                                          -----------        -----------

  Net Cash Used in Investing Activities                       (53,083)           (22,241)
                                                          -----------        -----------

Financing Activities:
Payments on Commercial Paper                                  (52,150)           (44,552)
Payments on Miscellaneous Borrowings                           (1,014)            (2,201)
Dividends Paid                                                (21,996)           (22,475)
Purchase of Treasury Stock                                                        (1,656)
Issuance of Treasury Stock                                         24
                                                          -----------        -----------

  Net Cash Used in Financing Activities                       (75,136)           (70,884)
                                                          -----------        -----------

Net Increase (Decrease) in Cash and Cash Equivalents            2,472             (2,047)
Cash and Cash Equivalents at Beginning of Period                8,181             23,559
                                                          -----------        -----------

Cash and Cash Equivalents at End of Period                $    10,653        $    21,512
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              SEPTEMBER 30, 2000
                              ------------------
                 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the future periods.

The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 2000 included in CONSOL Energy Inc.'s (CONSOL Energy) Form 10-K, as filed on September 27, 2000.

NOTE 2 - EARNINGS PER SHARE:
----------------------------

Basic earnings per share are computed using the weighted average number of shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share are due to the inclusion of the dilutive effect of employee and non-employee director stock options granted, totaling 103,898 and 152 shares for the three months ended September 30, 2000 and 1999, respectively. The difference in the weighted average number of shares outstanding for the three months ended September 30, 2000 and 1999 for the calculation of basic and diluted earnings per share was not material and resulted in no difference between basic and diluted earnings per share.

NOTE 3 - ACQUISITION:
--------------------

On February 25, 2000, CONSOL Energy purchased the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI) and a MCN subsidiary that owns 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group for $163,506. The acquisition has been accounted for as a purchase and, accordingly, the operating results of BPC, OGI and CSGC have been included in CONSOL Energy's consolidated financial statements since the date of acquisition. Pro forma revenues for CONSOL Energy, giving effect to the acquisition of BPC, OGI and CSGC as if it had occurred on July 1, 1999, were $570,635 for the three months ended September 30, 1999. The pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for this period.

NOTE 4 - RESTRUCTURING COSTS:
-----------------------------

Beginning in the second quarter of the year ended June 30, 2000, CONSOL Energy commenced a restructuring of its administrative staff and research staff functions. The purpose of the restructuring was to align these functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the long term. Costs related to this restructuring primarily are the result of increased consulting fees and severance and employee benefit costs in conjunction with the workforce reduction of 214 employees. Workforce reductions were made through a Voluntary Separation Incentive Program
(VSIP), which provided enhanced medical, pension and severance benefits upon separation from employment and an involuntary severance program. At June 30, 2000, approximately 94% of the benefits under the programs had been paid or had been transferred as obligations of CONSOL Energy's pension and postretirement other than pension plans. The remaining restructuring obligation is for employee termination benefits and is recorded as Other Accrued Liabilities. Cash payments for the three months ended September 30, 2000 were $135. There were no other adjustments made to the restructuring liability in the three months ended September 30, 2000. The remaining restructuring liability at September 30, 2000 is $546.

NOTE 5 - INCOME TAXES:
----------------------

The following is the reconciliation, stated as a percentage of pretax income of the U. S. statutory federal income tax rate, to CONSOL Energy's effective tax rate:
                                           For the Three Months
                                            Ended September 30,
                                           --------------------
                                             2000        1999
                                           --------    --------
Statutory U.S. federal income tax rate       35.0%       35.0%
Excess tax depletion                        (21.7)      (20.0)
Adjustment of prior year's taxes                        (18.4)
Non-conventional fuel tax credit             (4.7)
Net effect of state tax                       1.1         1.7
Net effect of foreign tax                     0.6         0.7
Other                                        (0.3)       (0.9)
                                           ------      ------
Effective Income Tax Rate                    10.0%       (1.9)%
                                           ======      ======

The provision for income taxes is adjusted at the time the returns are filed. These adjustments decreased income tax expense by $1,942 for the three months ended September 30, 1999. There was no prior year tax adjustment recorded in the three months ended September 30, 2000.

NOTE 6 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                                       September 30,         June 30,
                                           2000                2000
                                       -------------         --------

Coal                                   $      49,768         $ 82,835
Merchandise for resale                        31,057           33,488
Supplies                                      39,943           40,530
                                       -------------         --------

Total Inventories                      $     120,768         $156,853
                                       =============         ========

NOTE 7 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

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

CONSOL Energy received, from a group of public utilities, two notices of intent to submit certain price disputes to arbitration pursuant to a 1987 coal sales contract. The notices claim that the utilities have been overcharged by approximately $50,000 for coal under the price adjustment clause of the contract. In accordance with contract procedure, CONSOL Energy submitted its response asserting that the price adjustments were made in conformity with the contract. The parties have submitted their positions to an arbitrator. Management believes that the probable resolution will not materially affect the financial position, results of operations or cash flows of CONSOL Energy. Accordingly, no liability has been accrued associated with this proceeding.

        NOTE 8 - SEGMENT INFORMATION:
        ----------------------------

        Industry segment results for the three months ended September 30, 2000:

                                                          Industrial
                                                          Supplies &
                                              Coal        Equipment          Gas         All Other     Elimination    Consolidated
                                         -------------  -------------   ------------   -------------   ------------   ------------
Sales - outside                          $     430,736  $      32,637   $     22,437   $       3,394   $              $  489,204
Sales - related companies                        2,056                                                                     2,056
Intersegment transfers                                         18,440            613           3,673        (22,726)
                                         -------------  -------------   ------------   -------------   ------------   ------------
     Total Sales                         $     432,792  $      51,077   $     23,050   $       7,067   $    (22,726)  $  491,260
                                         =============  =============   ============   =============   ============   ============

Pretax Operating
     Income (Loss)                       $       5,151  $         178   $     16,367   $      (1,808)                 $   19,888 (A)
                                         =============  =============   ============   =============                  ============

Segment assets                           $   2,901,273  $      37,169   $    306,228   $     129,392                  $3,374,062 (B)
                                         =============  =============   ============   =============                  ============
Depreciation, depletion and
     amortization                        $      55,699  $         264   $      2,014   $       2,150                  $   60,127
                                         =============  =============   ============   =============                  ============
Additions to property, plant
     and equipment                       $      49,748  $               $      5,418   $       3,587                  $   58,753
                                         =============  =============   ============   =============                  ============

     (A) Includes equity in net income of unconsolidated equity affiliates of $14, $3,552 and $13 for Industrial Supplies & Equipment, Gas and All Other, respectively.
     (B) Includes investments in unconsolidated equity affiliates of $769, $496, $175,018 and $814 for Coal, Industrial Supplies & Equipment, Gas and All Other, respectively.

    Industry segment results for the three months ended September 30, 1999:

                                                          Industrial
                                                          Supplies &
                                              Coal        Equipment          Gas         All Other     Elimination    Consolidated
                                         -------------  -------------   ------------   -------------   ------------   ------------

Sales - outside                          $     497,465  $      35,896   $      7,298   $       4,510   $              $  545,169
Sales - related companies                           43                                                                        43
Intersegment transfers                                         16,946                          3,681        (20,627)
                                         -------------  -------------   ------------   -------------   ------------   ----------
     Total Sales                         $     497,508  $      52,842   $      7,298   $       8,191   $    (20,627)  $  545,212
                                         =============  =============   ============   =============   ============   ==========

Pretax Operating
     Income (Loss)                       $      25,849  $        (644)  $      1,724   $      (2,481)                 $   24,448
                                         =============  =============   ============   =============                  ==========

Segment assets                           $   3,131,049  $      42,492   $    115,342   $     120,335                  $3,409,218 (C)
                                         =============  =============   ============   =============                  ==========
Depreciation, depletion and
     amortization                        $      57,446  $         257   $      1,129   $       2,258                  $   61,090
                                         =============  =============   ============   =============                  ==========
Additions to property, plant
     and equipment                       $      20,549  $         126   $      3,199   $         350                  $   24,224
                                         =============  =============   ============   =============                  ==========

     (C) Includes investments in unconsolidated equity affiliates of $769, $482 and $800 for Coal, Industrial Supplies & Equipment and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:


Operating Profit:
                                                    For the Three Months
                                                      Ended September 30,
                                                 -----------------------------
                                                      2000            1999
                                                 ----------        -----------

Total segment pretax operating income            $   19,888        $    24,448
Interest expense, net                               (15,337)           (13,923)
                                                 ----------        -----------

Earnings Before Income Taxes                     $    4,551        $    10,525
                                                 ==========        ===========




Total Assets:
                                                          September 30,
                                                ------------------------------
                                                    2000              1999
                                                -----------        -----------

Total assets for reportable segments            $ 3,374,062        $ 3,409,218
Cash and investments                                 10,874             45,118
Deferred tax asset                                  385,224            363,217
Recoverable income taxes                              8,482                774
                                                -----------        -----------

Total Consolidated Assets                       $ 3,778,642        $ 3,818,327
                                                ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales for the quarter ended September 30, 2000 were 18.4 million tons, of which 17.7 million tons were produced by CONSOL Energy mines. This compared with total coal sales of 20.5 million tons during the same period a year ago, of which 19.6 million tons were produced from our mines. Despite a favorable market for coal, we were unable to meet the demand for coal because of shortfalls in production at several of our mines.

The average price per ton of company-produced coal fell 2.6 percent in the quarter ended September 30, 2000 compared with the same quarter a year ago, reflecting the impact of lower contract sales prices for several contracts that were renegotiated at the end of the second quarter of the fiscal year ended June 30, 2000. However, the pricing environment for coal improved in the quarter ended September 30, 2000 when compared with the quarter immediately preceding it. Average prices received for company-produced coal during the quarter ended September 30, 2000 improved $0.13 per ton, reflecting continued growth in the demand for coal to generate electricity and a tightening of coal supplies in the eastern United States.

Coal production for the quarter ended September 30, 2000 declined 1.6 million tons compared with the first quarter of the previous fiscal year. Production volumes of coal were lower primarily because of an unusually large number of moves of longwall mining equipment during the quarter, and because of persistent, adverse geologic conditions at Mine 84 in southwestern Pennsylvania. As a result, the cost per ton of coal produced increased to $22.07 from $21.31 in the first quarter of the previous fiscal year. Despite these operating problems, overall mine productivity for all CONSOL Energy mines averaged 41.51 tons per manday during the quarter ended September 30, 2000 compared with 40.96 tons per manday for the same period a year ago.

As a result of demand for coal and shortfalls in production during the quarter, our coal inventories declined 1.7 million tons during the quarter, ending the period at 2.3 million tons.

CONSOL Energy's coalbed methane gas segment increased sales and production volumes substantially in the period-to-period comparison. Sales and production of gas (including our share, based on our equity ownership, of the production of unconsolidated affiliates) for the quarter ended September 30, 2000 were 8.3 billion cubic feet (Bcf) compared with 1.8 Bcf in the first quarter of the previous fiscal year. This improvement in production reflects the acquisition in February 2000 of additional coalbed methane production wells.

Averaged realized prices for gas were $3.93 per million Btu (MMBtu) (including our share, based on our equity ownership, of the sales of unconsolidated affiliates) in the quarter ended September 30, 2000, versus $2.48 per MMBtu for the same period a year ago. The improvement in prices reflects strong demand for gas, driven, in part, by increased use of gas to generate electricity. CONSOL Energy has a contract through October 31, 2000 to sell 38 million cubic feet of gas per day at a price of $3.20/MMBtu. All other production will be sold under short-term contracts with terms, typically, of 30 days.

CONSOL Energy continues to review its business processes and the information technology supporting those processes. The purposes of the reviews are to assess the need to supplement or replace core business systems and to provide cost-effective strategic software alternatives to meet future core business needs.

Results of Operations

Three Months Ended September 30, 2000 Compared with Three Months
Ended September 30, 1999

Net Income

CONSOL Energy's net income for the three months ended September 30, 2000 (the 2000 period) was $4 million compared with $11 million for the three months ended September 30, 1999 (the 1999 period). The decrease of $7 million primarily was due to a decrease in coal sales volumes, partially offset by a related decrease in cost of goods sold and other charges and increased gas sales volumes and prices.

Revenue

Sales decreased $54 million, or 9.9% to $491 million for the 2000 period from $545 million for the 1999 period.

Revenues from the sale of Produced Coal decreased $56 million, or 11.8% to $414 million in the 2000 period from $470 million in the 1999 period. Sales volumes of Produced Coal were 17.7 million tons in the 2000 period, a decrease of 1.9 million tons or 9.5% from the 1999 period. This was primarily due to production shortfalls. Average sales price per ton of Produced Coal sold decreased 2.6% to $23.37 per ton for the 2000 period from $23.99 per ton for the 1999 period. The decline in average sales price was primarily due to the renegotiation of several higher-priced contracts.

Revenues from the sale of Purchased Coal decreased by $9 million, or 33.0% to $19 million in the 2000 period from $28 million in the 1999 period. Sales volumes were 0.6 million tons in the 2000 period, a 0.2 million ton or 27.5% decrease from the 1999 period. Average sales price per ton of Purchased Coal decreased 7.7% to $29.09 per ton for the 2000 period from $31.50 per ton for the 1999 period. The volume and price variances were primarily due to a renegotiated contract which allows company-produced coal to be shipped in the 2000 period instead of coal purchased from third parties which was required to be shipped in the 1999 period. It also reflects, the expiration of purchased coal contracts acquired with the Rochester & Pittsburgh Coal Company acquisition and decreased export sales.

Industrial supply sales decreased $3 million, or 9.1% to $33 million in the 2000 period from $36 million in the 1999 period due to reduced sales volumes.

These decreases were partially offset by the increase in revenues from the sale of coalbed methane gas and related gathering fees. Revenues from gas sales increased $15 million to $22 million in the 2000 period from $7 million in the 1999 period. The increase was primarily due to higher sales volumes as a result of the acquisition of Buchanan Production Company (BPC) and MCNIC Oakwood Gathering Inc. (OGI) on February 25, 2000. The increase was also due to an increase in the average price per MMBTU sold. The average price per MMBTU was $3.72 for the 2000 period compared to $2.48 for the 1999 period.

Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income, equity in earnings of affiliates and miscellaneous income, increased $2 million, or 17.1% to $13 million in the 2000 period from $11 million in the 1999 period. The increase was primarily due to a $4 million increase in equity in earnings of affiliates related to gas, offset in part by a $2 million decrease in royalty income.

Costs

Cost of Goods Sold and Other Operating Charges decreased 11.3% to $370 million in the 2000 period compared to $417 million in the 1999 period.

Cost of goods sold for Produced Coal was $303 million in the 2000 period, a decrease of $19 million, or 5.8% from the 1999 period. This is due primarily to the 9.5% decrease in the volume of Produced Coal sold, offset in part by a 4.1% increase in the cost per ton of Produced Coal. The increased cost per ton produced is primarily due to persistent, adverse geologic conditions at Mine 84. The mine has encountered a sandstone intrusion in the coal seam that has slowed both longwall and continuous mining production. Cost per ton produced has also increased due to seven longwall equipment moves during the quarter ended September 30, 2000. A total of 36 production days were lost for longwall moves in the 2000 period compared to 16 production days in the 1999 period. Longwall moves occur when a block of coal, or panel, is completely mined. The equipment is then moved to the next mining panel. Longwall moves typically take 3 to 5 days to complete, during which time the longwall mining system does not mine coal.

Purchased Coal costs decreased 37.1% to $17 million in the 2000 period from $27 million in the 1999 period. The $10 million decrease was due mainly to a 27.5% reduction in volumes of Purchased Coal sold.

Closed and idle mine costs decreased to $11 million in the 2000 period from $16 million in the 1999 period. The decrease of $5 million, or 32.1%, was primarily due to higher costs in the 1999 period due to the initial idling costs of the Powhatan #4 and Ohio #11 mines. The V.P. #8 and Humphrey #138 mines were also idle in the 1999 period, but have been in operation during the 2000 period. These decreases in costs were partially offset by increased costs at the idled Loveridge Mine. The increased costs at this mine are related to re-entering to ventilate and secure the mine. If conditions are favorable, the longwall will be restarted to mine the remainder of the coal in the current panel. The longwall will then be moved to the surface, refurbished and redeployed to another mine. Loveridge Mine will be idled again unless the market is able to accommodate its production.

Industrial supplies cost of goods sold decreased 11.3% to $32 million in the 2000 period from $37 million in the 1999 period. The $5 million decrease was due to reduced sales.

These decreases in Cost of Goods Sold and Other Charges were offset, in part, by increased costs related to the gas operations. Gas costs increased 66.2% to $8 million in the 2000 period from $5 million in the 1999 period. The $3 million increase was primarily due to higher volumes of sales due to the acquisition of BPC and OGI on February 25, 2000.

Selling, general and administrative expenses increased 16.7% to $17 million in the 2000 period compared to $14 million in the 1999 period. The increase of $3 million was primarily due to increased professional consulting fees associated with the review of business processes and information technology systems supporting those processes, offset in part by salary cost savings from the Voluntary Separation Incentive Program implemented in the last half of fiscal year ended June 30, 2000.

Depreciation, depletion and amortization expense remained stable at $60 million in the 2000 period compared to $61 million in the 1999 period.

Interest expense increased 18.9% to $15 million for the 2000 period compared to $13 million for the 1999 period. The increase of $2 million was due primarily to higher average debt levels outstanding during the 2000 period compared to the 1999 period, along with an increase of 1.5% in average interest rates. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of BPC, OGI and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) on February 25, 2000.

Taxes other than income decreased 7.2% to $38 million for the 2000 period compared to $41 million for the 1999 period. The decrease of $3 million was due primarily to reduced excise taxes in the 2000 period. As discussed in Note 7, CONSOL Energy is no longer required to pay certain excise taxes on export coal sales and, therefore, is no longer accruing for this expense. This decrease is partially offset by increased property tax expense due to adjustments made in the 1999 period to reduce over accruals to reflect lower assessments on closed operations.

Income Taxes

Income taxes were $0.5 million in the 2000 period compared to a $0.2 million benefit in the 1999 period. The increase in tax expense was due to the recording of a $1.9 million benefit in the 1999 period resulting from filing the federal tax return for the period January 1, 1998 through December 31, 1998, partially offset by lower earnings before income taxes in the 2000 period.

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

CONSOL Energy frequently evaluates potential acquisitions. CONSOL Energy has funded acquisitions primarily with cash generated from operations and a variety of other sources, depending on the size of the transaction, including primarily debt financing. There can be no assurance that additional capital resources will be available to CONSOL Energy on terms which CONSOL Energy finds acceptable, or at all.

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $236 million at September 30, 2000 and $241 million at September 30, 1999. A quarterly dividend of $0.28 per share was declared on July 27, 2000, payable to shareholders of record on August 11, 2000. This dividend was paid on September 1, 2000. A quarterly dividend of $0.28 per share was declared on October 26, 2000, payable to shareholders of record on November 10, 2000. This dividend will be paid on November 29, 2000. The Board of Directors currently intends to pay quarterly dividends on the common stock.

In March 2000, CONSOL Energy announced that it would institute a share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. The share repurchase will be used in connection with benefit plan administration. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of October 31, 2000, CONSOL Energy had repurchased 412,600 shares at an average price of $10.92 in this share repurchase program.

Cash Flows

Net cash provided by operating activities was $131 million in the 2000 period compared to $91 million in the 1999 period. The change in net cash provided by operating activities reflects decreases in net income and other liabilities, offset in part by decreases in accounts receivable.

Net cash used in investing activities was $53 million in the 2000 period compared to $22 million in the 1999 period. The change in net cash used in investing activities reflects the increase in capital expenditures in the 2000 period. Capital expenditures were $58 million in the 2000 period compared with $24 million in the 1999 period. The increase in capital expenditures in the 2000 period was related to the acquisition of a longwall mining system for use at the Bailey Mine.

Net cash used in financing activities was $75 million in the 2000 period compared with $71 million in the 1999 period. The change in net cash used in financing activities primarily reflects the additional payments made in the 2000 period to reduce the commercial paper balance compared to the payments made in the 1999 period, offset in part by the purchase of treasury stock in the 1999 period.

Debt

At September 30, 2000, CONSOL Energy had total long-term debt of $306 million, including current portion of long-term debt of $7 million. Such long-term debt consisted of:

     . an aggregate principal amount of $156 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,
     . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,
     . an aggregate principal amount of $1 million of variable rate notes due at various dates through 2001,
     .    $29 million in advance royalty commitments,
     . an aggregate principal amount of $1 million of notes maturing at various dates through 2031 and
     .    an aggregate principal amount of $16 million of capital leases.

At September 30, 2000, CONSOL Energy had an aggregate principal amount of $412 million of commercial paper outstanding that had maturities ranging up to 120 days with interest at varying rates ranging from 6.79% to 7.11%.

Forward-Looking Statements

CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal and gas sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; actions of CONSOL Energy's competitors and CONSOL Energy's ability to respond to such actions; risks inherent in mining and gas production including geological conditions and mine and gas operations accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate other companies as part of its acquisition strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2000, CONSOL Energy had outstanding $289 million aggregate principal amount of debt under fixed-rate instruments and $413 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At September 30, 2000, CONSOL Energy had an aggregate of $412 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 6.86% per annum during the three months ended September 30, 2000. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the three months ended September 30, 2000 by approximately $3 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No material litigation has been filed against CONSOL Energy during the three months ended September 30, 2000, and other than noted, there have been no material changes in legal proceedings previously disclosed by CONSOL Energy. See
Part I, Item 1. Financial Statements-Note 7.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None for the quarter ending September 30, 2000.

ITEM 5.   OTHER INFORMATION

On October 25, 2000, CONSOL Energy held its annual shareholder meeting and two proposals were approved. The proposal to elect a board of directors and the proposal to ratify the appointment of Ernst & Young LLP as the independent accountants for the year July 1, 2000 through June 30, 2001 were approved by a vote of the shareholders of CONSOL Energy.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                            Page
                                                                            ----
Consolidated Statements of Income for the three months ended
September 30, 2000 and September 30, 1999..................................   3

Consolidated Balance Sheets at September 30, 2000 and June 30,
2000.......................................................................   4

Consolidated Statements of Stockholders' Equity for the three months
ended September 30, 2000...................................................   6

Consolidated Statements of Cash Flows for the three months ended
September 30, 2000 and September 30, 1999..................................   7

Notes to Consolidated Financial Statements.................................   8

a   (2)   Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

a   (3)   Exhibits filed as part of this Report:

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

                              CONSOL ENERGY INC.



Date:     November 8, 2000

                                    By:/s/ R. Zimmermann
                                       -----------------------------------------
                                    R. Zimmermann,
                                    Executive Vice President
                                    (Principal Financial Officer)

Date:     November 8, 2000

                                    By:/s/ W. J. Lyons
                                       -----------------------------------------
                                    William J. Lyons,
                                    Vice President and Controller
                                    (Principal Accounting Officer)