Form 10-Q
period 2000-12-31
CONSOL ENERGY INC
filed 2001-02-05
CIK 1070412

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ____________________________

                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
                               -----------------
                                      or
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-14901
                        ---------

                              CONSOL Energy Inc.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       51-0337383
-------------------------------                ---------------------------------
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

Yes  X    No _______
    ---

As of January 31, 2001, there were 78,604,300 shares of Common Stock, $.01 par value, outstanding.


TABLE OF CONTENTS

                                                              PART I
                                                       FINANCIAL INFORMATION

                                                                                                               Page
                                                                                                               ----
ITEM 1.         CONDENSED FINANCIAL STATEMENTS

                Consolidated Statements of Income for the three months ended
                December 31, 2000 and 1999 and the six months ended
                December 31, 2000 and 1999.....................................................................  3

                Consolidated Balance Sheets at December 31, 2000
                and June 30, 2000..............................................................................  4

                Consolidated Statements of Stockholders' Equity for the six
                months ended December 31, 2000.................................................................  6

                Consolidated Statements of Cash Flows for the six months
                ended December 31, 2000 and 1999...............................................................  7

                Notes to Consolidated Financial Statements.....................................................  8


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION..................................................  15

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK..............................................................................  26

                                                              PART II
                                                         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.............................................................................   27

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................   27

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES...............................................................   27

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................   28

ITEM 5.         OTHER INFORMATION.............................................................................   28

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K..............................................................   29

                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                 (Dollars in thousands, except per share data)

                                                   Three Months Ended                    Six Months Ended
                                                      December 31,                         December 31,
                                           --------------------------------       ------------------------------
                                                2000               1999               2000              1999
                                           -------------       ------------       ------------      ------------
Sales - Outside                            $     504,753       $    536,728       $    991,920      $  1,081,648
Sales - Related Parties                                -                  -              2,056                43
Other Income                                      24,057             11,172             37,154            22,352
                                           -------------       ------------       ------------      ------------

     Total Revenue                               528,810            547,900          1,031,130         1,104,043

Cost of Goods Sold and Other
     Operating Charges                           363,910            375,006            732,104           790,844
Selling, General and Administrative
     Expense                                      16,865             15,956             33,381            31,218
Depreciation, Depletion and
     Amortization                                 59,596             64,244            119,723           125,334
Interest Expense                                  15,542             12,536             30,806            25,374
Taxes Other Than Income                           40,103             46,082             77,771            86,672
Restructuring Costs (Note 4)                           -              1,667                  -             1,667
                                           -------------       ------------       ------------      ------------

     Total Costs                                 496,016            515,491            993,785         1,061,109

                                           -------------       ------------       ------------      ------------

Earnings Before Income Taxes                      32,794             32,409             37,345            42,934

Income Taxes (Benefit) (Note 5)                    3,387             (4,097)             3,842            (4,299)
                                           -------------       ------------       ------------      ------------

     Net Income                            $      29,407       $     36,506       $     33,503      $     47,233
                                           =============       ============       ============      ============

Basic and Dilutive
     Earnings Per Share (Note 2)           $        0.37       $       0.46       $       0.43      $       0.59
                                           =============       ============       ============      ============

Weighted Average Number of
     Common Shares Outstanding                78,590,854         79,901,818         78,584,204        80,076,268
                                           =============       ============       ============      ============

Dividends Per Share                        $        0.28       $       0.28       $       0.56      $       0.56
                                           =============       ============       ============      ============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands, except per share data)

                                                               (Unaudited)
                                                               DECEMBER 31,                    JUNE 30,
                                                                   2000                          2000
                                                           --------------------          --------------------
                     ASSETS

Current Assets:
  Cash and Cash Equivalents                                  $       10,570                $        8,181
  Accounts and Notes Receivable:
      Trade                                                         247,438                       262,943
      Related Parties                                                   138                             -
      Other Receivables                                              19,286                        24,849
  Inventories (Note 6)                                               99,470                       156,853
  Recoverable Income Taxes                                            3,307                         7,813
  Deferred Income Taxes                                              93,698                        93,464
  Prepaid Expenses                                                   21,783                        23,625
                                                             --------------                --------------
      Total Current Assets                                          495,690                       577,728



Property, Plant and Equipment:
  Property, Plant and Equipment                                   4,904,267                     4,852,017
  Less - Accumulated Depreciation,
      Depletion and Amortization                                  2,345,052                     2,277,573
                                                             --------------                --------------

      Total Property, Plant and
         Equipment - Net                                          2,559,215                     2,574,444



Other Assets:
  Deferred Income Taxes                                             295,721                       291,178
  Advance Mining Royalties                                          104,759                       107,980
  Investment in Affiliates                                          221,391                       177,272
  Other                                                             135,288                       137,709
                                                             --------------                --------------
      Total Other Assets                                            757,159                       714,139
                                                             --------------                --------------
      Total Assets                                           $    3,812,064                $    3,866,311
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

                         CONSOL ENERGY INC. AND SUBSIDIARIES
                         -----------------------------------

                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                    (Dollars in thousands, except per share data)

                                                                                          (Unaudited)
                                                                                          DECEMBER 31,               JUNE 30,
                                                                                              2000                     2000
                                                                                       ----------------         ----------------
         LIABILITIES AND
       STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                                     $        127,210         $        143,313
  Accounts Payable - Related Parties                                                                  -                      502
  Short-Term Notes Payable                                                                      462,689                  464,310
  Current Portion of Long-Term Debt                                                               6,706                    6,757
  Other Accrued Liabilities                                                                     331,591                  337,920
                                                                                       ----------------         ----------------
      Total Current Liabilities                                                                 928,196                  952,802

Long-Term Debt:
  Long-Term Debt                                                                                286,096                  286,098
  Capital Lease Obligations                                                                      12,595                   14,507
                                                                                       ----------------         ----------------
      Total Long-Term Debt                                                                      298,691                  300,605

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                                                 1,111,621                1,118,021
  Pneumoconiosis Benefits                                                                       428,983                  426,402
  Mine Closing                                                                                  269,195                  280,370
  Workers' Compensation                                                                         260,481                  253,534
  Reclamation                                                                                     5,334                   11,808
  Other                                                                                         265,534                  268,590
                                                                                       ----------------         ----------------
      Total Deferred Credits and Other Liabilities                                            2,341,148                2,358,725

Stockholders' Equity:
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized;  80,267,558 Issued
      and 78,597,050 Outstanding at December 31, 2000,
      80,267,558 Issued and 78,577,274 Outstanding
      at June 30, 2000                                                                              803                      803
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding                                                                     -                        -
  Capital in Excess of Par Value                                                                643,077                  642,947
  Retained Earnings Deficit                                                                    (380,656)                (370,152)
  Other Comprehensive Loss                                                                         (322)                    (322)
  Common Stock in Treasury, at Cost - 1,670,508
      Shares at December 31, 2000, 1,690,284 Shares
      at June 30, 2000                                                                          (18,873)                 (19,097)
                                                                                       ----------------         ----------------
      Total Stockholders' Equity                                                                244,029                  254,179
                                                                                       ----------------         ----------------
      Total Liabilities and Stockholders' Equity                                       $      3,812,064         $      3,866,311
                                                                                       ================         ================


  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 (Dollars in thousands, except per share data)

                                                                                           Other                          Total
                                                       Capital in        Retained         Compre-                         Stock-
                                          Common       Excess of         Earnings         hensive        Treasury        holders'
                                          Stock        Par Value        (Deficit)           Loss           Stock          Equity
                                       ------------- -------------   ---------------   -------------  --------------  -------------
Balance -
   June 30, 2000                       $         803  $     642,947   $      (370,152)  $        (322) $      (19,097) $    254,179
                                       -------------  -------------   ---------------   -------------  --------------  ------------

(Unaudited):

  Net Income                                       -              -            33,503               -               -        33,503
  Dividends ($.56 per share)                       -              -           (44,007)              -               -       (44,007)
  Treasury Stock Issued
     (19,776 shares)                               -            130                 -               -             224           354

                                       -------------  -------------   ---------------   -------------  --------------  ------------
Balance -
    December 31, 2000                  $         803  $     643,077   $     (380,656)   $        (322) $      (18,873) $    244,029
                                       =============  =============   ===============   =============  ==============  ============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)


                                                                              Six Months Ended December 31,
                                                                        -------------------------------------------
                                                                               2000                      1999
                                                                        ----------------          -----------------
Operating Activities:
     Net Income                                                         $         33,503          $          47,233
     Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
       Depreciation, Depletion and Amortization                                  119,723                    125,334
       Gain on the Sale of Assets                                                 (9,989)                    (5,097)
       Amortization of Advance Mining Royalties                                    5,728                      6,795
       Deferred Income Taxes                                                      (4,777)                   (10,767)
       Equity in Earnings of Affiliates                                           (8,984)                         -
       Changes in Operating Assets:
               Accounts and Notes Receivable                                      20,428                     (9,842)
               Inventories                                                        57,383                     45,144
               Prepaid Expenses                                                    1,842                      5,729
       Changes in Other Assets                                                     2,421                     26,078
       Changes in Operating Liabilities:
               Accounts Payable                                                  (16,663)                   (27,867)
               Other Operating Liabilities                                        (1,598)                     7,319
       Changes in Other Liabilities                                              (17,577)                   (19,836)
       Other                                                                         128                      2,135
                                                                        ----------------          -----------------
                                                                                 148,065                    145,125
                                                                        ----------------          -----------------
       Net Cash Provided by Operating Activities                                 181,568                    192,358

Investing Activities:
     Capital Expenditures                                                       (109,163)                   (64,033)
     Additions to Advance Mining Royalties                                        (2,525)                    (2,681)
     Acquisition of Line Creek Mine Joint Venture (Note 3)                       (37,464)                         -
     Investment in Equity Affiliates                                               2,889                          -
     Proceeds from Sales of Assets                                                15,503                      7,697
                                                                        ----------------          -----------------
       Net Cash Used in Investing Activities                                    (130,760)                   (59,017)

Financing Activities:
     Payments on Commercial Paper                                                 (2,578)                   (74,651)
     Payments on Miscellaneous Borrowings                                         (1,963)                   (15,472)
     Dividends Paid                                                              (43,990)                   (44,873)
     Purchase of Treasury Stock                                                        -                     (8,302)
     Issuance of Treasury Stock                                                      112                          -
                                                                        ----------------          -----------------
       Net Cash Used in Financing Activities                                     (48,419)                  (143,298)
                                                                        ----------------          -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                               2,389                     (9,957)
Cash and Cash Equivalents at Beginning of Period                                   8,181                     23,559
                                                                        ----------------          -----------------
Cash and Cash Equivalents at End of Period                              $         10,570          $          13,602
                                                                        ================          =================

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              December 31, 2000
                              -----------------
                 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the future periods.

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

Certain reclassifications of prior years' data have been made to conform to the six months ended December 31, 2000 classifications.

NOTE 2 - EARNINGS PER SHARE:
---------------------------

Basic earnings per share are computed using the weighted average number of shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing diluted earnings per share are due to the inclusion of the dilutive effect of employee stock options and non-employee director stock options granted, totaling 155,060 and 519 shares for the three-month period ended December 31, 2000 and 1999, respectively. The dilutive effect of the options added 120,640 and 1,390 shares for the six-month period ended December 31, 2000 and 1999, respectively. The difference in the weighted average number of shares outstanding for the three-month and six-month periods ended December 31, 2000 and 1999 for the calculation of basic and diluted earnings per share was immaterial and resulted in no difference between basic and diluted earnings per share.

NOTE 3 - ACQUISITION:
--------------------

On December 31, 2000, CONSOL Energy purchased a 50 percent interest in the Line Creek Mine, which is located 17 miles north of Sparwood, British Columbia, for $37,464. Line Creek Mine produces bituminous metallurgical and steam coal for delivery to customers in the Pacific Rim, South America, Europe, northeastern United States and Canada. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Line Creek Mine will be included in CONSOL Energy's consolidated financial statements using the equity method of accounting from the date of acquisition.

On February 25, 2000, CONSOL Energy purchased the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI) and a MCN subsidiary that owns 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group for $163,506. The acquisition has been accounted for as a purchase and, accordingly, the operating results of BPC and OGI have been included in CONSOL Energy's consolidated financial statements since the date of acquisition. The operating results of the 50% interest in CSGC have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting from the date of acquisition. Pro forma revenues for CONSOL Energy, giving effect to the acquisition of BPC, OGI and the 50% interest in CSGC as if it had occurred on July 1, 1999, were $564,270 and $1,134,656 for the three months and six months ended December 31, 1999. The pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for this period.

NOTE 4 - RESTRUCTURING COSTS:
----------------------------

Beginning in the second quarter of the year ended June 30, 2000, CONSOL Energy commenced a restructuring of its administrative staff and research staff functions. The purpose of the restructuring was to align these functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the long term. Costs related to this restructuring primarily are the result of increased consulting fees and severance and employee benefit costs in conjunction with the workforce reduction of 214 employees. Workforce reductions were made through a Voluntary Separation Incentive Program
(VSIP), which provided enhanced medical, pension and severance benefits upon separation from employment and an involuntary severance program. At June 30, 2000, approximately 94% of the benefits under the programs had been paid or had been transferred as obligations of CONSOL Energy's pension and postretirement other than pension plans. The remaining restructuring obligation is for employee termination benefits and is recorded as Other Accrued Liabilities. Cash payments for the three months and six months ended December 31, 2000 were $293 and $428, respectively. There were no other adjustments made to the restructuring liability in the six months ended December 31, 2000. The remaining restructuring liability at December 31, 2000 is $253.

NOTE 5 - INCOME TAXES:
---------------------

The following is the reconciliation, stated as a percentage of pretax income of the U. S. statutory federal income tax rate, to CONSOL Energy's effective tax rate:

                                                                 For the Three                     For the Six
                                                                 Months Ended                      Months Ended
                                                                 December 31,                      December 31,
                                                            ---------------------             ----------------------
                                                             2000           1999               2000            1999
                                                            ------         ------             ------          ------
Statutory U. S. federal income tax rate                      35.0 %         35.0  %            35.0 %          35.0  %
Excess tax depletion                                        (21.7)         (20.0)             (21.7)          (20.0)
Tax settlements                                                 -          (26.9)                 -           (20.3)
Adjustment of prior years' taxes                                -           (2.2)                 -            (6.2)
Nonconventional fuel tax credit                              (4.7)             -               (4.7)              -
Net effect of state tax                                       1.1            1.7                1.1             1.7
Net effect of foreign tax                                     0.9            0.7                0.9             0.7
Other                                                        (0.3)          (0.9)              (0.3)           (0.9)
                                                            -----          -----              -----           -----
Effective Income Tax Rate                                    10.3 %        (12.6) %            10.3 %         (10.0) %
                                                            =====          =====              =====           =====

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

NOTE 6 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                                           Decmber 31,          June 30,
                                              2000                2000
                                        --------------     ---------------

Coal                                    $       30,053     $        82,835
Merchandise for resale                          29,462              33,488
Supplies                                        39,955              40,530
                                        --------------     ---------------

Total Inventories                       $       99,470     $       156,853
                                        ==============     ===============

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

On June 22, 1999, an underground fire was discovered at the idled Loveridge Mine. The mine was sealed and inert gases were injected to reduce oxygen levels and put out the fire. Monitoring of the mine atmosphere indicated that the fire was extinguished, and on July 24, 2000, safety crews reentered to ventilate and secure the mine. If conditions are favorable the longwall will be restarted to mine the remainder of the current panel. It is likely that the longwall will then be moved to the surface, refurbished and redeployed to another mine. Loveridge mine will then be idled unless the market is able to accommodate its production.

CONSOL Energy received, from a group of public utilities, two notices of intent to submit certain price disputes to arbitration pursuant to a 1987 coal sales contract. The notices claim that the utilities have been overcharged by approximately $50,000 for coal under the price adjustment clause of the contract. In accordance with contract procedure, CONSOL Energy submitted its response asserting that the price adjustments were made in conformity with the contract. The parties submitted their positions to an arbitrator. On November 22, 2000 the final and binding arbitration decision was rendered. CONSOL Energy paid $745. This amount was expensed and paid during the three months ended December 31, 2000.

NOTE 8 - SEGMENT INFORMATION:
----------------------------

Industry segment results for the three months ended December 31, 2000:

                                                       Industrial
                                                       Supplies &
                                        Coal           Equipment           Gas         All Other     Elimination     Consolidated
                                    -------------     ------------      ---------     ----------     -----------     ------------
Sales - outside                     $   440,050          $ 31,287         $ 29,668      $   3,748      $       -      $  504,753
Intersegment transfers                        -            17,198            1,087          4,348        (22,633)              -
                                    -----------          --------         --------      ---------      ---------      ----------

     Total Sales                    $   440,050          $ 48,485         $ 30,755      $   8,096      $ (22,633)     $  504,753
                                    ===========          ========         ========      =========      =========      ==========
Pretax Operating
      Income (Loss)                 $    13,430          $   (483)        $ 27,259      $   7,929                     $   48,135 (A)
                                    ===========          ========         ========      =========                     ==========

Segment assets                      $ 2,915,831          $ 34,632         $323,849      $ 134,553                     $3,408,865 (B)
                                    ===========          ========         ========      =========                     ==========
Depreciation, depletion and
     amortization                   $    55,275          $    323         $  1,931      $   2,067                     $   59,596
                                    ===========          ========         ========      =========                     ==========
Additions to property, plant
     and equipment                  $    41,536          $    247         $  5,186      $   5,161                     $   52,130
                                    ===========          ========         ========      =========                     ==========

     (A)Includes equity in net income (loss) of unconsolidated equity affiliates of ($76), $5,480 and $1 for Industrial Supplies & Equipment, Gas and All Other, respectively.

     (B)Includes investments in unconsolidated equity affiliates of $39,111, $420, $181,364 and $814 for Coal, Industrial Supplies & Equipment, Gas and All Other, respectively.

Industry segment results for the three months ended December 31, 1999:

                                                    Industrial
                                                    Supplies &
                                    Coal            Equipment         Gas           All Other      Elimination     Consolidated
                                 ----------         ----------    ----------       -----------    -------------    ------------
Sales - outside                 $   490,703         $   34,537    $    8,027        $   3,461        $       -       $  536,728
Intersegment transfers                    -             17,313             -            4,130          (21,443)               -
                                -----------         ----------    ----------        ---------        ---------       ----------
     Total Sales                $   490,703         $   51,850    $    8,027        $   7,591        $ (21,443)      $  536,728
                                ===========         ==========    ==========        =========        =========       ==========

Pretax Operating
      Income (Loss)             $    42,822         $   (1,237)   $    2,245        $     990                        $   44,820
                                ===========         ==========    ==========        =========                        ==========

Segment assets                  $ 3,043,209         $   42,250    $  123,948        $ 119,807                        $3,329,214 (C)
                                ===========         ==========    ==========        =========                        ==========
Depreciation, depletion and
     amortization               $    60,546         $      264    $    1,188        $   2,246                        $   64,244
                                ===========         ==========    ==========        =========                        ==========
Additions to property, plant
     and equipment              $    33,872         $      128    $    3,796        $   2,794                        $   40,590
                                ===========         ==========    ==========        =========                        ==========


      (C) Includes investments in unconsolidated equity affiliates of $769, $461 and $800 for Coal, Industrial Supplies & Equipment and All Other, respectively.

     Industry segment results for the six months ended December 31, 2000:

                                                 Industrial
                                                 Supplies &
                                    Coal          Equipment        Gas          All Other          Elimination     Consolidated
                                -----------      ----------     ---------      ------------       ------------     ------------
Sales - outside                 $   870,785      $   63,925     $  50,068      $      7,142       $          -     $    991,920
Sales - related companies             2,056               -             -                 -                  -            2,056
Intersegment transfers                    -          35,638         1,700             8,021            (45,359)               -
                                 ----------       ---------      --------       -----------        -----------       ----------
     Total Sales                $   872,841      $   99,563     $  51,768      $     15,163       $    (45,359)    $    993,976
                                 ==========       =========      ========       ===========        ===========       ==========

Pretax Operating
      Income (Loss)             $    18,582      $     (292)    $  43,625      $      6,108                        $     68,023 (D)
                                 ==========       =========      ========       ===========                          ==========

Segment assets                  $ 2,915,831      $   34,632     $ 323,849      $    134,553                        $  3,408,865 (E)
                                 ==========       =========      ========       ===========                          ==========
Depreciation, depletion and
     amortization               $   110,973      $      587     $   3,945      $      4,218                        $    119,723
                                 ==========       =========      ========       ===========                          ==========
Additions to property, plant
     and equipment              $    91,284      $      247     $  10,604      $      8,748                        $    110,883
                                 ==========       =========      =========      ===========                          ==========

          (D) Includes equity in net income (loss) of unconsolidated equity affiliates of ($62), $9,032 and $14 for Industrial Supplies & Equipment, Gas and All Other, respectively.

          (E) Includes investments in unconsolidated equity affiliates of $39,111, $420, $181,364 and $814 for Coal, Industrial Supplies & Equipment, Gas and All Other, respectively.

     Industry segment results for the six months ended December 31, 1999:

                                                 Industrial
                                                 Supplies &
                                    Coal          Equipment        Gas          All Other          Elimination     Consolidated
                                -----------      ----------     ---------      ------------       ------------     ------------
Sales - outside                 $   988,168      $   70,433     $  15,076      $      7,971       $          -     $  1,081,648
Sales - related companies                43               -             -                 -                  -               43
Intersegment transfers                    -          34,259             -             7,811            (42,070)               -
                                  ---------        --------       -------        ----------         ----------       ----------
     Total Sales                $   988,211      $  104,692     $  15,076      $     15,782       $    (42,070)    $  1,081,691
                                  =========        ========       =======        ==========         ==========       ==========

Pretax Operating
      Income (Loss)             $    68,671      $   (1,881)    $   3,969      $     (1,491)                       $     69,268
                                  =========        ========       =======        ==========                          ==========

Segment assets                  $ 3,043,209      $   42,250     $ 123,948      $    119,807                        $  3,329,214 (F)
                                  =========        ========       =======        ==========                          ==========
Depreciation, depletion and
     amortization               $   117,993      $      521     $   2,316      $      4,504                        $    125,334
                                  =========        ========       =======        ==========                          ==========
Additions to property, plant
     and equipment              $    54,421      $      254     $   6,995      $      3,144                        $     64,814
                                  =========        ========       =======        ==========                          ==========

          (F) Includes investments in unconsolidated equity affiliates of $769, $461 and $800 for Coal, Industrial Supplies & Equipment and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Operating Profit

                                                     Three Months Ended            Six Months Ended
                                                         December 31,                 December 31,
                                                 ---------------------------   ------------------------
                                                     2000            1999          2000          1999
                                                 ----------      -----------   ----------    ----------
Total segment pretax operating income            $   48,135      $   44,820    $   68,023    $   69,268
Interest (expense) income, net                      (15,341)        (12,411)      (30,678)      (26,334)
                                                 ----------      -----------   ----------    ----------
Earnings Before Income Taxes                     $   32,794      $   32,409    $   37,345    $   42,934
                                                 ==========      ===========   ==========    ==========


Total Assets

                                                        December 31,
                                                 -------------------------
                                                     2000         1999
                                                 -----------   -----------
Total assets for reportable segments             $ 3,408,865   $ 3,329,214
Cash and investments                                  10,473        37,510
Deferred tax asset                                   389,419       372,773
Recoverable income taxes                               3,307         5,656
                                                 -----------   -----------

Total Consolidated Assets                        $ 3,812,064   $ 3,745,153
                                                 ===========   ===========

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales for three months ended December 31, 2000 (the 2000 period) were
18.3 million tons, of which 17.3 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal. This compares with total coal sales of 19.9 million tons, of which 18.9 million tons were produced from CONSOL Energy operations or sold from inventory of company produced coal in the same quarter a year ago (the 1999 period). Demand for coal was strong in CONSOL Energy's principal market areas, but we were unable to meet demand because of production shortfalls and low inventory levels at our mines. Company produced inventory levels at the end of the 2000 period were 1.4 million tons compared with 3.8 million tons at the end of the 1999 period.

Our production shortfalls were due to the closing of the Keystone and Helvetia complexes in Pennsylvania at the end of the 1999 period and adverse geological conditions at Mine 84 in Pennsylvania. Production at Mine 84 was 0.6 million tons in the 2000 period, 0.8 million tons lower than for the 1999 period. We have made alterations to our mining plans at Mine 84 that we expect will improve mining productivity by avoiding the areas of adverse geological conditions. We expect that these changes will improve production from Mine 84 over the last half of this fiscal year.

Average sales prices for company-produced coal declined 3.8 percent in the 2000 period from the 1999 period. The decline was primarily due to the renegotiation of several higher-priced coal sales contracts. However, average sale prices for our coal have improved in each of the last two quarters.

Production and sales of coalbed methane gas increased more than 350 percent compared with the 1999 period because of an acquisition of additional coalbed methane production wells we made in the third quarter of the fiscal year ended June 30, 2000. Our gas sales for the 2000 period, including equity production of unconsolidated affiliates, were 7.2 billion cubic feet. We currently plan to drill about 200 additional wells during the current fiscal year. We anticipate that this will raise our daily production of coalbed methane 10 to 15 percent, including equity production of unconsolidated affiliates, by the end of our fiscal year ending June 30, 2001.

Nationwide prices for gas rose in the 2000 period compared with a year ago. The price increase is attributable to higher demand for gas, including use of gas to generate electricity, and lower inventories. Our average sale prices improved 78 percent in the 2000 period compared with the 1999 period. Our averaged realized price for gas sold was $5.67/MMBtu. During the 2000 period, most of our gas was sold under short-term contracts with terms, typically, of 30 days with excess production being sold on a daily basis. Our pricing strategy reflects our expectation that gas prices in the next several quarters should remain at higher levels than we have seen in the last several years. CONSOL Energy had one longer-term contract to sell 38 million cubic feet of gas per day during the month of October, 2000 at a price of $3.20/MMBtu, which was less than the prevailing market price at the time.

CONSOL Energy continues to review its business processes and the information technology supporting these processes. The purposes of the reviews are to assess the need to supplement or replace core business systems and to provide cost-effective strategic software alternatives to meet future core business needs.

Results of Operations

Three Months Ended December 31, 2000 Compared with Three Months
Ended December 31, 1999

Net Income

CONSOL Energy's net income for the three months ended December 31, 2000 (the 2000 period) was $29 million compared with $37 million for the three months ended December 31, 1999 (the 1999 period). The decrease of $8 million, or 19.5%, primarily was due to a decrease in coal sales volumes and average sales prices, and increased tax expense, partially offset by a decrease in cost of goods sold and other charges related to decreased sales volumes and increased gas sales volumes and average sales prices.

Revenue

Sales decreased $32 million, or 6.0% to $505 million for the 2000 period from $537 million for the 1999 period.

Revenues from the sale of Produced Coal decreased $55 million, or 12.0% to $408 million in the 2000 period from $463 million in the 1999 period. Sales volumes of Produced Coal were 17.3 million tons in the 2000 period, a decrease of 1.6 million tons or 8.5% from the 1999 period. This was primarily due to lower production at Mine 84 resulting from adverse geological conditions in the 2000 period. Mine 84 encountered a sandstone intrusion in the coal seam that ran across several longwall coal panels. Because the sandstone is harder than coal, mining advance rates have been slowed for both the longwall and continuous mining machines. Production for Mine 84 was 0.6 million tons in the 2000 period compared to 1.4 million tons in the 1999 period. Because of these unanticipated adverse geological mining conditions, force majeure notices were issued on January 5, 2001 to the customers of Mine 84. Several steps have been taken to alter the mine plan to avoid the worst of the sandstone area. These required shortening the normal length of the next three longwall panels of coal to be mined. Lower production is also attributed to the closing of the Keystone and Helvetia complexes in the 1999 period. Average sales price per ton of Produced Coal sold decreased 3.8% to $23.52 per ton for the 2000 period from $24.46 per ton for the 1999 period. The decline in average sales price was primarily due to the renegotiation of several higher-priced coal sales contracts.

Industrial supply sales decreased $4 million, or 9.4% to $31 million in the 2000 period from $35 million in the 1999 period primarily due to reduced sales volumes. An agreement has been signed with a group of companies to sell the physical assets, inventory and operations associated with 18 industrial locations and stores management sites which were originally established to serve the industrial supply needs of various chemical plants. This sale is subject to final due diligence and receipt of various business approvals, and is expected to close in March 2001. This sale is not expected to have a material impact on net income. CONSOL Energy will continue to operate 18 industrial supply locations nationwide.

The decreases in sales of Produced Coal and Industrial Supplies were partially offset by the increase in sales of gas and related gathering fees. Revenues from gas sales increased $22 million to $30 million in the 2000 period from $8 million in the 1999 period. Sales volumes were 5.4 BCF in the 2000 period, an increase of 3.8 BCF from the 1999 period. The increase was due to higher sales volumes as a result of the acquisition of BPC and OGI on February 25, 2000. The increase was also due to an increase in the average sales price per MMBTU sold. The average sales price was $5.65 for the 2000 period compared to $3.18 for the 1999 period. CONSOL Energy had one longer-term contract to sell 38 million cubic feet of gas per day during the month of October, 2000 at a price of $3.20/MMBtu, which was less than the prevailing market price at the time.

Revenues from the sale of Purchased Coal increased by $4 million, or 17.3% to $32 million in the 2000 period from $28 million in the 1999 period. Sales volumes remained stable at 1.0 million tons in the 2000 period. Average sales price per ton of Purchased Coal increased 8.0% to $31.27 per ton for the 2000 period from $28.96 per ton for the 1999 period. The increase in price was primarily due to price improvements related to seaborn coal trade.

Other income, which consists of interest income, gain on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, increased $13 million to $24 million in the 2000 period from $11 million in the 1999 period. The increase was primarily due to a $6 million increase in gain on sale of assets and a $5 million increase in equity in earnings of affiliates related to gas operations. The gain on sale of assets in the 2000 period principally relates to the sale of certain in place coal reserves. CONSOL Energy manages its coal reserves and sells non-strategic reserves for reserves.

Costs

Cost of Goods Sold and Other Operating Charges decreased 3.0% to $364 million in the 2000 period compared to $375 million in the 1999 period.

Cost of goods sold for Produced Coal was $290 million in the 2000 period, a decrease of $3 million, or 0.9% from the 1999 period. This is due primarily to the 8.5% decrease in the volume of Produced Coal sold, offset in part by an 8.3% increase in the cost per ton of Produced Coal. The increased cost per ton produced is primarily due to adverse geological conditions at Mine 84. Overall, the cost per ton produced has also increased due to declines in productivity as measured in tons produced per man-day. Tons produced per man-day, excluding Mine 84, Keystone and Helvetia, were 44.55 in the 2000 period compared to 45.79 in the 1999 period. Keystone and Helvetia, which had higher mining costs per ton and lower productivity than other CONSOL Energy mines, were closed in the 1999 period.

Closed and idle mine costs were $1 million of income in the 2000 period compared to $12 million of expense in the 1999 period. The decrease of $13 million was primarily due to $10.0 million of adjustments in mine closing and perpetual care liabilities as a result of updated engineering studies and cost projections for closed and idled locations. Closed and idle mine costs were also reduced due to reduced workers' compensation expenses related to improved experience at closed and idled West Virginia locations in the 2000 period and reduced costs at the Powhatan Mine which was initially idled in the 1999 period. These decreased costs were partially offset by increased costs related to the re-entry into Loveridge Mine in order to ventilate and secure the mine.

Industrial supplies cost of goods sold decreased 11.2% to $32 million in the 2000 period from $36 million in the 1999 period. The $4 million decrease was due to reduced sales.

These decreases in Cost of Goods Sold and Other Charges were offset, in part, by increased Purchased Coal costs of 13.6% to $30 million in the 2000 period from $27 million in the 1999 period. The $3 million increase was due to increased prices paid for Purchased Coal in the 2000 period compared to the 1999 period.

Gas operations cost of goods sold increased 43.9% to $7 million in the 2000 period from $5 million in the 1999 period. The increase of $2 million was due mainly to increased sales volumes as a result of the acquisition of BPC and OGI on February 25, 2000.

Selling, general and administrative expenses increased 5.7% to $17 million in the 2000 period compared to $16 million in the 1999 period. The increase of $1 million was primarily due to increased professional consulting fees associated with the review of business processes and information technology systems supporting those processes, offset in part by salary cost savings from the Voluntary Separation Incentive Program implemented in the last half of fiscal year ended June 30, 2000.

Depreciation, depletion and amortization expense decreased 7.2% to $60 million in the 2000 period compared to $64 million in the 1999 period. The decrease of $4 million was primarily due to reduced depreciation and depletion expense from the scheduled closing of the Powhatan Mine due to economically depleted reserves. Depletion and amortization expense was also reduced due to lower production tons in the 2000 period. These decreases were offset, in part, by increased depreciation expense related to assets placed in service after the 1999 period and the depreciation expense on assets received in the acquisition of BPC and OGI.

Interest expense increased 24.0% to $16 million for the 2000 period compared to $13 million for the 1999 period. The increase of $3 million was due primarily to higher average debt levels outstanding during the 2000 period compared to the 1999 period, along with an increase of 0.9% in average interest rates. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of BPC, OGI and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) on February 25, 2000, and the purchase of a 50% joint venture interest in Line Creek Mine on December 31, 2000.

Taxes other than income decreased 13.0% to $40 million for the 2000 period compared to $46 million for the 1999 period. The decrease of $6 million was due primarily to reduced excise taxes in the 2000 period. As discussed in Note 7, CONSOL Energy is no longer required to pay certain excise taxes on export coal sales and, therefore, is no longer accruing for this expense. The decrease also is due to lower black lung excise taxes related to reduced overall production tons and sales prices and lower West Virginia severance taxes due to reduced production tons and sales prices in that state.

Restructuring charges were $2 million in the 1999 period and represent charges for employee severance costs and outside professional consultant costs. These costs related to the review of administrative and research staff functions that began in the 1999 period. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term.

Income Taxes

Income taxes were $3 million in the 2000 period compared to a $4 million benefit in the 1999 period. The increase of $7 million was due to the recording of an $8 million benefit from a final agreement resolving disputed federal income tax items for the years 1992 through 1994 and the recording of a $2 million benefit resulting from filing various state tax returns for the period January 1, 1998 through December 31, 1998 in the 1999 period. No adjustments have been recorded in the 2000 period. The effective rate for the 2000 period was 10.3%. The effective rate for the 1999 period, before prior year tax adjustments and settlements, was 16.5%. The lower effective rate, before prior year tax adjustments and settlements, is due mainly to additional Section 29 gas tax benefits related to the acquisition of BPC, OGI and the CSGC interest.

Six Months Ended December 31, 2000 Compared with Six Months
Ended December 31, 1999

Net Income

CONSOL Energy's net income for the six months ended December 31, 2000 (the YTD 2000 period) was $34 million compared with $47 million for the six months ended December 31, 1999 (the YTD 1999 period). The decrease of $13 million was primarily due to a decrease in coal sales volumes and average sales prices, and increased tax expense, partially offset by a decrease in cost of goods sold and other charges related to decreased coal sales volumes and increased gas sales volumes and average sales prices.

Revenue

Sales decreased $88 million, or 8.1% to $994 million for the YTD 2000 period from $1,082 million for the YTD 1999 period.

Revenues from the sale of Produced Coal decreased $111 million, or 11.9% to $822 million in the YTD 2000 period from $933 million in the YTD 1999 period. Sales volumes of Produced Coal were 35.1 million tons in the YTD 2000 period, a decrease of 3.5 million tons or 9.0% from the YTD 1999 period. This was primarily due to lower production at Mine 84 resulting from adverse geological conditions in the YTD 2000 period. Mine 84 encountered a sandstone intrusion in the coal seam that ran across several longwall coal panels. Because the sandstone is harder than coal, mining advance rates have been slowed for both the longwall and continuous mining machines. Production for Mine 84 was 1.3 million tons in the YTD 2000 period compared to 2.9 million tons in the YTD 1999 period. Several steps have been taken to alter the mine plan to avoid the worst of the sandstone area. These required shortening the normal length of the next three longwall panels of coal to be mined. Lower production is also attributed to the closing of the Keystone and Helvetia complexes in the YTD 1999 period. Average sales price per ton of Produced Coal sold decreased 3.2% to $23.45 per ton for the YTD 2000 period from $24.22 per ton for the YTD 1999 period. The decline in average sales price was primarily due to the renegotiation of several long-term higher-priced contracts.

Industrial supply sales decreased $6 million, or 9.2% to $64 million in the YTD 2000 period from $70 million in the YTD 1999 period primarily due to reduced sales volumes.

Revenues from the sale of Purchased Coal decreased by $4 million, or 7.9% to $51 million in the YTD 2000 period from $55 million in the YTD 1999 period. The decrease is due primarily to decreased sales volumes. Purchased Coal sales volumes decreased by 0.2 million tons to 1.7 million tons in the YTD 2000 period from 1.9 million tons in the YTD 1999 period. The volume variances were primarily due to a renegotiated contract that allows company-produced coal to be shipped in the YTD 2000 period instead of coal purchased from third parties which was required to be shipped under the contract in the YTD 1999 period. It also reflects the expiration of Purchased Coal contracts acquired with the Rochester & Pittsburgh Coal Company acquisition.

These decreases in sales were partially offset by the increase in sales of coalbed methane gas and related gathering fees. Revenues from gas sales increased $35 million to $50 million in the YTD 2000 period from $15 million in the YTD 1999 period. Sales volumes were 10.9 BCF in the YTD 2000 period, a 7.7 BCF increase over the YTD 1999 period. The increase was due to higher sales volumes as a result of the acquisition of BPC and OGI on February 25, 2000. The increase was also due to an increase in the average price per MMBTU sold. The average price per MMBTU, was $4.21 for the YTD 2000 period compared to $2.64 for the YTD 1999 period. CONSOL Energy had one longer-term contract to sell 38 million cubic feet of gas per day during the month of October, 2000 at a price of $3.20/MMBtu, which was less than the prevailing market price at the time.

Other income, which consists of interest income, gain on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, increased $15 million to $37 million in the YTD 2000 period from $22 million in the YTD 1999 period. The increase was primarily due to a $9 million increase in equity in earnings of affiliates related to gas and a $5 million increase in gain on sale of assets. The gain on sale of assets in the 2000 YTD period principally relates to the sale of certain in place coal reserves. CONSOL Energy manages its coal reserves and sells non-strategic reserves.

Costs

Cost of Goods Sold and Other Operating Charges decreased $59 million, or 7.4% to $732 million in the YTD 2000 period compared to $791 million in the YTD 1999 period.

Cost of goods sold for Produced Coal was $593 million in the YTD 2000 period, a decrease of $21 million, or 3.5% from the YTD 1999 period. This is due primarily to the 9.0% decrease in the volume of Produced Coal sold, offset by a 6.1% increase in the cost per ton of Produced Coal. The increased cost per ton produced is primarily due to adverse geological conditions at Mine 84. Overall, the cost per ton produced has also increased due to declines in productivity as measured in tons produced per man-day. Tons produced per man-day, excluding Mine 84, Keystone and Helvetia, were 44.01 in the YTD 2000 period compared to 44.59 in the YTD 1999 period. Keystone and Helvetia, which had higher mining costs per ton and lower productivity than other CONSOL Energy mines, were closed in the YTD 1999 period.

Purchased Coal costs decreased 11.9% to $47 million in the YTD 2000 period from $54 million in the YTD 1999 period. The $7 million decrease was due mainly to an 11.5% decrease in the volume of Purchased Coal sold. The decrease in volume was due primarily to a renegotiated contract that allows produced coal to be shipped in the YTD 2000 period instead of coal purchased from third parties which was required by the contract to be shipped in the YTD 1999 period. It also reflects the expiration of purchased coal contracts acquired with the Rochester & Pittsburgh Coal Company acquisition.

Closed and idle mine costs decreased 63.1% to $10 million in the YTD 2000 period from $28 million in the YTD 1999 period. The decrease of $18 million was primarily due to $10.0 million of adjustments in mine closing and perpetual care liabilities as a result of updated engineering studies and cost projections for closed locations. Closed and idle mine costs were also improved due to higher costs in the YTD 1999 period due to the initial idling costs of the Powhatan and Ohio No. 11 mines. The V.P. No. 8 and Humphrey No.138 mines were also idle in the YTD 1999 period, but have been in operation during the YTD 2000 period. These decreased costs were partially offset by increased costs related to the re-entry into Loveridge Mine in order to ventilate and secure the mine.

Industrial supplies cost of goods sold decreased 11.3% to $64 million in the YTD 2000 period from $72 million in the YTD 1999 period. The $8 million decrease was due to reduced sales.

These decreases in Cost of Goods Sold and Other Charges were offset, in part, by increased costs related to the gas operations. Gas costs of goods sold and other charges increased 37.2% to $13 million in the YTD 2000 period from $9 million in the YTD 1999 period. The $4 million increase was primarily due to higher volumes of sales due to the acquisition of BPC and OGI on February 25, 2000.

Selling, general and administrative expenses increased 6.9% to $33 million in the YTD 2000 period compared to $31 million in the YTD 1999 period. The increase of $2 million was primarily due to increased professional consulting fees associated with the review of business processes and information technology systems supporting those processes, offset in part by salary cost savings from the Voluntary Separation Incentive Program implemented in the last half of the fiscal year ended June 30, 2000.

Depreciation, depletion and amortization expense decreased 4.5% to $120 million in the YTD 2000 period compared to $125 million in the YTD 1999 period. The decrease of $5 million was primarily due to reduced depreciation and depletion expense from the scheduled closing of the Powhatan Mine due to economically depleted reserves. Depletion and amortization expense was also reduced due to lower production tons in the YTD 2000 period. These decreases were offset, in part, by increased depreciation expense related to assets placed in service after the YTD 1999 period and the additional depreciation expense on assets received in the acquisition of BPC and OGI.

Interest expense increased 21.4% to $31 million for the YTD 2000 period compared to $25 million for the YTD 1999 period. The increase of $6 million was due primarily to higher average debt levels outstanding during the YTD 2000 period compared to the YTD 1999 period, along with an increase of 1.2% in average interest rates. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of BPC, OGI and a MCN subsidiary that owns a 50% interest in Cardinal States

Gathering Company on February 25, 2000, and the purchase of a 50% joint venture interest in Line Creek Mine on December 31, 2000.

Taxes other than income decreased 10.3% to $78 million for the YTD 2000 period compared to $87 million for the YTD 1999 period. The decrease of $9 million was due primarily to reduced excise taxes in the YTD 2000 period. As discussed in
Note 7, CONSOL Energy is no longer required to pay certain excise taxes on export coal sales and, therefore, is no longer accruing for this expense. The decrease also is due to lower black lung excise taxes related to overall reduced production tons and sales prices and lower West Virginia severance taxes related to reduced production tons and sales prices in that state. These decreases are partially offset by increased property tax expense due to adjustments made in the YTD 1999 period to reduce accruals to reflect lower assessments on closed operations.

Income Taxes

Income taxes were $4 million in the YTD 2000 period compared to a $4 million benefit in the YTD 1999 period. The increase in tax expense was due to the recording of a $8 million benefit from a final agreement resolving disputed federal income tax items for the years 1992 through 1994 and the recording of a $4 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1998 through December 31, 1998 in the YTD 1999 period. No adjustments have been recorded in the YTD 2000 period. The effective rate for the YTD 2000 period was 10.3%. The effective rate for the YTD 1999 period, before prior year tax adjustments and settlements, was 16.5%. The lower effective rate, before prior year tax adjustments and settlements, is due mainly to additional Section 29 gas tax benefits related to the acquisition of BPC, OGI and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt-service obligations from cash generated from operations. CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and financial, business and other factors, some of which are beyond CONSOL Energy's control.

CONSOL Energy frequently evaluates potential acquisitions. CONSOL Energy has funded acquisitions primarily with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt financing. There can be no assurance that additional capital resources, including debt financing, will be available to CONSOL Energy on terms which CONSOL Energy finds acceptable, or at all.

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $244 million at December 31, 2000 and $249 million at December 31, 1999. The Board of Directors currently intends to pay quarterly dividends on the common stock. Dividend information for the current fiscal year, to date, is as follows:


     Declaration Date     Amount Per Share     Record Date     Payment Date
     ----------------     ----------------     -----------     ------------
         01/25/01               $0.28           02/09/01         02/28/01
         10/26/00               $0.28           11/10/00         11/29/00
         07/27/00               $0.28           08/11/00         09/01/00

In March 2000, CONSOL Energy announced that it would institute a share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. The shares repurchased will be held in Treasury for future company needs such as benefit plan administration. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of January 31, 2001, CONSOL Energy had repurchased 412,600 shares at an average price of $10.92 in this share repurchase program.

Cash Flows

Net cash provided by operating activities was $182 million for the six months ended December 31, 2000 (the YTD 2000 period) compared to $192 million for the six months ended December 31, 1999 (the YTD 1999 period). The change in net cash provided by operating activities reflects decreases in net income and changes in other assets. The decrease in net income was primarily due to a decrease in coal sales volumes and average sales prices, and increased tax expense, partially offset by a related decrease in cost of goods sold and other charges and increased gas sales volumes and average prices. The changes in other assets were primarily due to the renegotiation of a long-term contract in the YTD 1999 period. The decrease in operating cash flow was offset in part by increased cash received from coal sales and other miscellaneous accounts and notes receivable, and increases in accounts payable.

Net cash used in investing activities was $131 million in the YTD 2000 period compared to $59 million in the YTD 1999 period. The change in net cash used in investing activities reflects the acquisition of a 50% joint venture interest in Line Creek Mine for $37 million and an increase in capital expenditures in the YTD 2000 period. Capital expenditures were $109 million in the YTD 2000 period compared with $64 million in the YTD 1999 period. The increase in capital expenditures in the YTD 2000 period was primarily related to the acquisition of a longwall mining system for use at the Bailey Mine and the construction of a batch weigh system at Bailey Prep Plant. These increases in expenditures were offset, in part, by proceeds of $16 million from sales of assets in the YTD 2000 period compared to $8 million in the YTD 1999 period.

Net cash used in financing activities was $48 million in the YTD 2000 period compared with $143 million in the YTD 1999 period. The change in net cash used in financing activities primarily reflects the additional borrowings of commercial paper made in the YTD 2000 period for the acquisition of a 50% joint venture interest in Line Creek Mine. The change also reflects payments made on commercial paper, the purchase of Treasury Stock, and scheduled payments on miscellaneous borrowing in the YTD 1999 period.

Debt

At December 31, 2000, CONSOL Energy had total long-term debt of $305 million, including the current portion of long-term debt of $7 million. Such long-term debt consisted of:


 . an aggregate principal amount of $156 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,
 . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,
 . an aggregate principal amount of $1 million of variable rate notes with an average interest rate of 6.9% due at various dates through 2001,
 . $28 million in advance royalty commitments with an average interest rate of 7.3%,
 . an aggregate principal amount of $1 million of notes with an average interest rate of 7.5% maturing at various dates through 2031 and
 . an aggregate principal amount of $16 million of capital leases with an average interest rate of 7.4%.

At December 31, 2000, CONSOL Energy had an aggregate principal amount of $463 million of commercial paper outstanding that had maturities ranging up to 86 days with interest at varying rates ranging from 7.05% to 8.09%.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2000, CONSOL Energy had outstanding $288 million aggregate principal amount of debt under fixed-rate instruments and $464 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At December 31, 2000, CONSOL Energy had an aggregate of $463 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 6.93% per annum during the six months ended December 31, 2000. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the six months ended December 31, 2000 by approximately $1 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks.

CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No material litigation has been filed against CONSOL Energy during the six months ended December 31, 2000, other than noted.

On November 22, 2000, an arbitration decision was rendered in the dispute between CONSOL Energy and a group of public utilities that had claimed that CONSOL Energy made improper adjustments to the coal price under the terms of a 1987 coal sales contract. The utilities asserted that as a result of these price adjustments by CONSOL Energy, they were improperly assessed $50 million. The final and binding arbitration decision resolved the entire dispute. CONSOL Energy paid $745 thousand.

There have been no other material changes in legal proceedings disclosed by CONSOL Energy. See Part I, Item 1. Financial Statements-Note 7.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2000, CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors and (2) ratifying the appointment of Ernst and Young LLP as CONSOL Energy's independent public accountants for 2000.

(1) Shareholders elected the following directors and the vote tabulation for each individual director was as follows:

Nominee                 For           Withheld
-------                 ---           --------

Philip W. Baxter     77,430,588        221,037
Berthold Bonekamp    77,430,888        220,737
Bernd Breloer        77,430,688        220,937
J. Brett Harvey      77,431,888        219,737
Ulrich Weber         77,427,938        223,687
John. L. Whitmire    77,430,388        221,237
Rolf Zimmermann      77,428,227        223,348

(2) The second proposal to ratify the appointment of Ernst & Young LLP as the independent accountants for the year July 1, 2000 through June 30, 2001 also was approved by a vote of the shareholders of CONSOL Energy. The number of votes cast for this proposal was 77,628,448, and the number of votes against the proposal was 8,332. There were 14,845 abstentions for this proposal.

ITEM 5.   OTHER INFORMATION

On October 24, 2000, CONSOL of Canada Inc. and its joint venture partner, Luscar Ltd.of Edmonton, Canada, announced that the development of Cheviot mine near Hinton, Canada would be further postponed. The prolonged environmental approval process delayed the project beyond the expiration date of the letters of intent from various Japanese steel mills to purchase coal from the Cheviot mine. Those letters of intent expired and were not extended. As a result of the decision to postpone the development of Cheviot mine, the partners determined that it is no longer practical to continue to extend the life of the Luscar mine. Therefore, the mine will be closed after all of its contracts expire on March 31, 2002.

Effective December 15, 2000, Ulrich Weber resigned as a director of CONSOL
Energy.

On December 19, 2000, William J. Lyons was elected as CONSOL Energy's Senior Vice President and Chief Financial Officer, effective December 1, 2000. Mr. Lyons has previously served as CONSOL Energy's Vice President and Controller.

On December 31, 2000, CONSOL Energy of Canada LTD and Luscar Ltd. entered into an agreement which expands their joint venture. CONSOL of Canada acquired a 50% interest in Luscar's Line Creek Mine, located in southeastern British Columbia for $37 million in cash and a production royalty of 5 percent that will take effect after 46 million clean tonnes have been produced.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1)   Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                Page
                                                                                ----
Consolidated Statements of Income for the three months and six months ended
December 31, 2000 and December 31, 1999........................................    3

Consolidated Balance Sheets at December 31, 2000 and June 30, 2000.............    4

Consolidated Statements of Stockholders' Equity for the six months ended
December 31, 2000..............................................................    6

Consolidated Statements of Cash Flows for the six months ended
December 31, 2000 and December 31, 1999........................................    7

Notes to Consolidated Financial Statements.....................................    8

(a)  (2)   Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

(a)  (3)   Exhibits filed as part of this Report:

The response to this portion of Item 6 is submitted as a separate part of this report.

(b)  (1)   Reports on Form 8-K:

None


27     Financial Data Schedule, Exhibit 27.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CONSOL ENERGY INC.



Date:    February 5, 2001

                                           By: /s/ R. Zimmermann
                                              _________________________________
                                           R. Zimmermann,
                                           Executive Vice President


Date:    February 5, 2001

                                           By: /s/ W. J. Lyons
                                              _________________________________
                                           William J. Lyons,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)