Form 10-Q
period 2001-03-31
CONSOL ENERGY INC
filed 2001-05-03
CIK 1070412

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         ______________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------
                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-14901
                        ----------

                              CONSOL Energy Inc.
                       --------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                51-0337383
-------------------------------        --------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
 incorporation or organization)

                1800 Washington Road, Pittsburgh, PA 15241-1421
                -----------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)

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

Yes     X      No
     -------      --------

As of April 30, 2001, there were 78,639,728 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Consolidated Statements of Income for the three months ended March 31, 2001 and 2000 and the nine months ended
         March 31, 2001 and 2000......................................  3

         Consolidated Balance Sheets at March 31, 2001
         and June 30, 2000............................................  4

         Consolidated Statements of Stockholders' Equity for the nine months ended March 31, 2001..................................  6

         Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2001 and 2000................................  7

         Notes to Consolidated Financial Statements...................  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION................ 16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK............................................ 29

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...........................................  29

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................  29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................  29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  29

ITEM 5.  OTHER INFORMATION...........................................  30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................  31

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                          Three Months Ended                    Nine Months Ended
                                                              March 31,                             March 31,
                                                   ----------------------------------     --------------------------------
                                                       2001               2000               2001               2000
                                                   --------------     ---------------     --------------    --------------
Sales - Outside                                     $    568,814       $     507,154      $   1,560,734      $   1,588,802
Sales - Related Parties                                    3,517               3,264              5,573              3,307
Other Income                                              18,371              26,454             55,525             48,806
                                                   --------------     ---------------     --------------    --------------
     Total Revenue                                       590,702             536,872          1,621,832          1,640,915

Cost of Goods Sold and Other
     Operating Expenses                                  416,816             368,925          1,148,920          1,159,769
Selling, General and Administrative
     Expense                                              14,287              14,790             47,668             46,008
Depreciation, Depletion and
     Amortization                                         60,631              62,985            180,354            188,319
Interest Expense                                          14,662              14,583             45,468             39,957
Taxes Other Than Income                                   37,235              45,895            115,006            132,567
Export Sales Excise Tax Resolution                       (95,292)                               (95,292)
Restructuring Costs                                                            9,609                                11,276
                                                   --------------     ---------------     --------------    --------------
     Total Costs                                         448,339             516,787          1,442,124          1,577,896
                                                   --------------     ---------------     --------------    --------------
Earnings Before Income Taxes                             142,363              20,085            179,708             63,019

Income Taxes (Benefit)                                    41,563              (2,885)            45,405             (7,184)
                                                   --------------     ---------------     --------------    --------------
     Net Income                                    $     100,800      $       22,970      $     134,303     $       70,203
                                                   ==============     ===============     ==============    ==============
     Basic Earnings Per Share                      $        1.28      $         0.29      $        1.71     $         0.88
                                                   ==============     ===============     ==============    ==============
     Dilutive Earnings Per Share                   $        1.27      $         0.29      $        1.70     $         0.88
                                                   ==============     ===============     ==============    ==============
Weighted Average Number of
     Common Shares Outstanding:
     Basic                                            78,616,575          79,217,730         78,594,837         79,792,170
                                                   ==============     ===============     ==============    ==============
     Dilutive                                         79,201,793          79,218,134         78,866,423         79,793,470
                                                   ==============     ===============     ==============    ==============
Dividends Per Share                                $        0.28      $         0.28      $        0.84      $        0.84
                                                   ==============     ===============     ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                       ----------------------------------
                 (Dollars in thousands, except per share data)





                                                       (Unaudited)
                                                        MARCH 31,                  JUNE 30,
                                                           2001                      2000
                                                      ----------------        ------------------
                    ASSETS
Current Assets:
  Cash and Cash Equivalents                         $           15,295       $             8,181
  Accounts and Notes Receivable:
      Trade                                                    252,546                   262,943
      Related Parties                                            1,648
      Other Receivables                                        119,863                    24,849
  Inventories                                                   98,797                   156,853
  Recoverable Income Taxes                                                                 7,813
  Deferred Income Taxes                                         92,502                    93,464
  Prepaid Expenses                                              30,602                    23,625
                                                      ----------------        ------------------

      Total Current Assets                                     611,253                   577,728




Property, Plant and Equipment:
  Property, Plant and Equipment                              4,938,903                 4,852,017
  Less - Accumulated Depreciation,
     Depletion and Amortization                              2,394,302                 2,277,573
                                                      ----------------        ------------------

      Total Property, Plant and
           Equipment - Net                                   2,544,601                 2,574,444



Other Assets:
  Deferred Income Taxes                                        282,997                   291,178
  Advance Mining Royalties                                      99,458                   107,980
  Investment in Affiliates                                     221,876                   177,272
  Other                                                        128,567                   137,709
                                                      ----------------        ------------------

      Total Other Assets                                       732,898                   714,139
                                                      ----------------        ------------------

      Total Assets                                    $      3,888,752        $        3,866,311
                                                      ================        ==================





The accompanying notes are an integral part of these financial statements.

                     CONSOL ENERGY INC. AND SUBSIDIARIES
                     -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                       ----------------------------------
                 (Dollars in thousands, except per share data)



                                                                            (Unaudited)
                                                                             MARCH 31,                 JUNE 30,
                                                                               2001                      2000
                                                                        --------------------      -------------------
                          LIABILITIES AND
                        STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                      $           130,879       $          143,313
  Accounts Payable - Related Parties                                                                             502
  Short-Term Notes Payable                                                          411,710                  464,310
  Current Portion of Long-Term Debt                                                  29,632                    6,757
  Accrued Income Taxes                                                               14,634
  Other Accrued Liabilities                                                         310,033                  337,920
                                                                        --------------------      -------------------
      Total Current Liabilities                                                     896,888                  952,802

Long-Term Debt:
  Long-Term Debt                                                                    263,114                  286,098
  Capital Lease Obligations                                                          11,623                   14,507
                                                                        --------------------      -------------------
      Total Long-Term Debt                                                          274,737                  300,605

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                                     1,164,728                1,118,021
  Pneumoconiosis Benefits                                                           431,871                  426,402
  Mine Closing                                                                      269,522                  280,370
  Workers' Compensation                                                             259,692                  253,534
  Reclamation                                                                        15,945                   11,808
  Other                                                                             252,124                  268,590
                                                                        --------------------      -------------------
      Total Deferred Credits and Other Liabilities                                2,393,882                2,358,725

Stockholders' Equity:
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized;  80,267,558 Issued
      and 78,627,878 Outstanding at March 31, 2001,
      80,267,558 Issued and 78,577,274 Outstanding
      at June 30, 2000                                                                  803                      803
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding
  Capital in Excess of Par Value                                                    643,160                  642,947
  Retained Earnings Deficit                                                        (301,871)                (370,152)
  Other Comprehensive Loss                                                             (322)                    (322)
  Common Stock in Treasury, at Cost - 1,639,680
      Shares at March 31, 2001, 1,690,284 Shares
      at June 30, 2000                                                              (18,525)                 (19,097)
                                                                        --------------------      -------------------
      Total Stockholders' Equity                                                    323,245                  254,179
                                                                        --------------------      -------------------

      Total Liabilities and Stockholders' Equity                        $         3,888,752       $        3,866,311
                                                                        ====================      ===================


   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 (Dollars in thousands, except per share data)



                                                                                            Other                         Total
                                                          Capital in       Retained        Compre-                        Stock-
                                            Common         Excess of       Earnings        hensive        Treasury       holders'
                                            Stock          Par Value       (Deficit)        Loss            Stock         Equity
                                         -------------   --------------   ------------   ------------    ------------   -----------
Balance -
   June 30, 2000                         $         803   $      642,947   $   (370,152)  $      (322)    $    (19,097)  $   254,179
                                         -------------   --------------   ------------   ------------    ------------   -----------

(Unaudited):

  Net Income                                                                   134,303                                      134,303
  Dividends ($.84 per share)                                                   (66,022)                                     (66,022)

  Treasury Stock Issued
     (50,604 shares)                                                213                                           572           785

                                         -------------   --------------   ------------   ------------    ------------   -----------
Balance -
    March 31, 2001                       $         803   $      643,160   $   (301,871)  $      (322)   $     (18,525)  $   323,245
                                         =============   ==============   ============   ============    ============   ===========



The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)


                                                                               Nine Months Ended
                                                                                   March 31,
                                                                        ------------------------------
                                                                            2001              2000
                                                                        ------------    --------------

Operating Activities:
     Net Income                                                         $    134,303     $      70,203
     Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
       Depreciation, Depletion and Amortization                              180,354           188,319
       Gain on the Sale of Assets                                            (11,689)          (21,236)
       Amortization of Advance Mining Royalties                               12,942            12,730
       Deferred Income Taxes                                                   9,143           (25,935)
       Equity in Earnings of Affiliates                                      (15,128)             (245)
       Changes in Operating Assets:
               Accounts and Notes Receivable                                 (85,767)          (18,427)
               Inventories                                                    58,056            42,423
               Prepaid Expenses                                               (6,977)            4,596
       Changes in Other Assets                                                17,153            10,352
       Changes in Operating Liabilities:
               Accounts Payable                                              (12,434)          (51,233)
               Other Operating Liabilities                                    (5,215)           26,941
       Changes in Other Liabilities                                           35,157           (25,916)
       Other                                                                   1,238             4,186
                                                                        ------------    --------------
                                                                             176,833           146,555
                                                                        ------------    --------------
       Net Cash Provided by Operating Activities                             311,136           216,758
                                                                        ------------    --------------
Investing Activities:
     Capital Expenditures                                                   (159,258)          (92,703)
     Additions to Advance Mining Royalties                                    (4,330)           (5,114)
     Acquisition of MCN Energy Group Inc.                                                     (160,049)
     Acquisition of Line Creek Mine Joint Venture                            (38,332)
     Investment in Equity Affiliates                                           8,856              (104)
     Proceeds from Sales of Assets                                             8,883            28,424
                                                                        ------------    --------------
       Net Cash Used in Investing Activities                                (184,181)         (229,546)
                                                                        ------------    --------------
Financing Activities:
     (Payments on) Proceeds from Commercial Paper                            (51,271)          105,880
     Payments on Miscellaneous Borrowings                                     (3,108)          (17,587)
     Dividends Paid                                                          (65,995)          (67,054)
     Purchase of Treasury Stock                                                                (17,184)
     Issuance of Treasury Stock                                                  533
                                                                        ------------    --------------
       Net Cash (Used in) Provided by  Financing Activities                 (119,841)            4,055
                                                                        ------------    --------------
Net Increase (Decrease)  in Cash and Cash Equivalents                          7,114            (8,733)
Cash and Cash Equivalents at Beginning of Period                               8,181            23,559
                                                                        ------------    --------------
Cash and Cash Equivalents at End of Period                              $     15,295    $       14,826
                                                                        ============    ==============


   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 31, 2001
                                 --------------
                 (Dollars in thousands, except per share data)


NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for future periods.

For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 2000 included in CONSOL Energy Inc.'s (CONSOL Energy) Form 10-K, as filed on September 27, 2000.

Certain reclassifications of prior years' data have been made to conform to the nine months ended March 31, 2001 classifications.

NOTE 2 - ACQUISITION:
--------------------

On December 31, 2000, CONSOL Energy purchased a 50 percent interest in the Line Creek Mine, which is located 17 miles north of Sparwood, British Columbia, for $38,332. Line Creek Mine produces bituminous metallurgical and steam coal for delivery to customers in the Pacific Rim, South America, Europe, northeastern United States and Canada. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Line Creek Mine have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting since the date of acquisition. Pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for this period.

On February 25, 2000, CONSOL Energy purchased the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI) and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group for approximately $160,000. The acquisition has been accounted for as a purchase and, accordingly, the operating results of BPC and OGI have been included in CONSOL Energy's consolidated financial statements since the date of acquisition. The operating results of the 50% interest in CSGC have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting from the date of acquisition. Pro forma revenues for CONSOL Energy, giving effect to the acquisition of BPC, OGI and the 50% interest in CSGC as if it had occurred on July 1, 1999, were $545,280 and $1,680,566 for the three months and nine months ended March 31, 2000. The pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for this period.

NOTE 3 - RESTRUCTURING COSTS:
-----------------------------

Beginning in the second quarter of the year ended June 30, 2000, CONSOL Energy commenced a restructuring of its administrative staff and research staff functions. The purpose of the restructuring was to align these functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the long term. Costs related to this restructuring primarily are the result of increased consulting fees and severance and employee benefit costs in conjunction with the workforce reduction of 214 employees. Workforce reductions were made through a Voluntary Separation Incentive Program
(VSIP), which provided enhanced medical, pension and severance benefits upon separation from employment and an involuntary severance program. At June 30, 2000, approximately 94% of the benefits under the programs had been paid or had been transferred as obligations of CONSOL Energy's pension and postretirement other than pension plans. The remaining restructuring obligation is for employee termination benefits and is recorded as Other Accrued Liabilities.
Cash payments for the three months and nine months ended March 31, 2001 were $90 and $518, respectively. There were no other adjustments made to the restructuring liability in the nine months ended March 31, 2001. The remaining restructuring liability at March 31, 2001 is $163.

NOTE 4 - INCOME TAXES:
----------------------

The following is the reconciliation, stated as a percentage of pretax income of the U. S. statutory federal income tax rate, to CONSOL Energy's effective tax rate:

                                                                For the Three                     For the Nine
                                                                Months Ended                      Months Ended
                                                                  March 31,                         March 31,
                                                           -----------------------          --------------------------
                                                             2001           2000              2001             2000
                                                           --------       ---------         ----------       ---------
Statutory U. S. federal income tax rate                      35.0%          35.0%              35.0%           35.0%
Excess tax depletion                                         (7.4)         (41.0)             (10.4)          (26.7)
Tax settlements                                                                                               (13.8)
Adjustment of prior years' taxes                                            (0.4)                              (4.4)
Nonconventional fuel tax credit                              (1.3)          (7.9)              (2.0)           (2.5)
Net effect of state tax                                       2.8           (1.9)               2.4             0.5
Net effect of foreign tax                                     0.3            0.6                0.4             0.7
Other                                                        (0.2)           1.2               (0.1)           (0.2)
                                                           --------       ---------         ----------       ---------
Effective Income Tax Rate                                     29.2%        (14.4)%             25.3%          (11.4)%
                                                           ========       =========         ==========       =========



The provision for income taxes is adjusted at the time the returns are filed. The provision for income taxes adjustment has not yet been determined for the fiscal year ended June 30, 2000. These adjustments increased income tax expense by $67 for the three months ended March 31, 2000 and decreased income tax expense $3,587 for the nine months ended March 31, 2000.

NOTE 5 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                                                                   March 31,                June 30,
                                                                     2001                     2000
                                                              --------------------     --------------------
Coal                                                          $            29,568      $            82,835
Merchandise for resale                                                     27,019                   33,488
Supplies                                                                   42,210                   40,530
                                                              --------------------     --------------------

Total Inventories                                             $            98,797      $           156,853
                                                              ====================     ====================


NOTE 6 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, damage to property, governmental regulations including environmental remediation, and other actions arising out of the normal course of business. The costs of mine closing and reclamation are accrued over the productive life of the mine. In addition, CONSOL Energy has recognized a liability related to a waste disposal site and a $3,275 liability was accrued in Other Liabilities. CONSOL Energy has paid $1,842 related to the remediation of this waste disposal site, and accordingly reduced the liability to $1,433. In the opinion of management, the ultimate liabilities resulting from such lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

Certain excise taxes paid on export sales of coal have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1994 through 1999. The IRS has completed an audit of CONSOL Energy's refund claims and confirmed the validity of the claims filed by CONSOL Energy. Accordingly, CONSOL Energy has recognized $65,675 as Earnings Before Income Taxes net of other charges related to the claims filed and $29,617 as interest income in the quarter ended March 31, 2001.

On June 22, 1999, an underground fire was discovered at the idled Loveridge Mine. The mine was sealed and inert gases were injected to reduce oxygen levels and put out the fire. Monitoring of the mine atmosphere indicated that the fire was extinguished, and on July 24, 2000, safety crews reentered to ventilate and secure the mine. In the quarter ended March 31, 2001, the longwall was restarted to mine the remainder of the current panel. It is anticipated that the longwall will then be moved to the surface, refurbished and redeployed to another mine. The Loveridge Mine will then be idled unless the market is able to accommodate its production.

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

NOTE 7 - SEGMENT INFORMATION:
----------------------------

Industry segment results for the three months ended March 31, 2001:



                                                Industrial
                                                Supplies &
                                   Coal          Equipment           Gas          All Other       Elimination     Consolidated
                              ---------------  --------------   --------------  ---------------  ---------------  --------------

Sales - outside               $       494,812  $       30,773   $       38,775  $         4,454  $                $     568,814
Sales - related parties                 3,517                                                                             3,517
Intersegment transfers                                 21,788            1,122            4,835          (27,745)
                              ---------------  --------------   --------------  ---------------  ---------------  --------------

     Total Sales              $       498,329  $       52,561   $       39,897  $         9,289  $       (27,745) $      572,331
                              ===============  ==============   ==============  ===============  ===============  ==============

Pretax Operating
      Income (Loss)           $        98,055  $          513   $       36,403  $        (7,839)                  $      127,132(A)
                              ===============  ==============   ==============  ===============                   ==============

Segment assets                $     2,996,535  $       33,004   $      332,114  $       135,984                   $    3,497,637(B)
                              ===============  ==============   ==============  ===============                   ==============
Depreciation, depletion and
     amortization             $        54,149  $          588   $        2,008  $         3,886                   $       60,631
                              ===============  ==============   ==============  ===============                   ==============
Additions to property, plant
     and equipment            $        37,796  $          409   $       11,056  $         3,479                   $       52,740
                              ===============  ==============   ==============  ===============                   ==============



(A) Includes equity in earnings of unconsolidated affiliates of ($777), ($135), $8,090, and ($1,034) for Coal, Industrial Supplies & Equipment, Gas, and
    All Other, respectively. Also, included in Coal is $65,675 of income related to the Export Sales Excise Tax resolution.

(B) Includes investments in unconsolidated equity affiliates of $37,532, $183,504, and $804 for Coal, Gas and All Other, respectively. Also, included in Coal segment is $98,571 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended March 31, 2000:


                                                 Industrial
                                                 Supplies &
                                   Coal          Equipment           Gas           All Other       Elimination       Consolidated
                              ---------------  --------------   --------------  ---------------  ---------------  ----------------
Sales - outside               $       454,331  $       36,312   $       14,430  $         2,081  $                $      507,154
Sales - related parties                 3,264                                                                              3,264
Intersegment transfers                                 18,674                             4,703          (23,377)
                              ---------------  --------------   --------------  ---------------  ---------------  --------------

     Total Sales              $       457,595  $       54,986   $       14,430  $         6,784  $       (23,377) $      510,418
                              ===============  ==============   ==============  ===============  ===============  ==============

Pretax Operating
      Income (Loss)           $        30,773  $         (439)  $        4,395  $          (167)                  $       34,562(C)
                              ===============  ==============   ==============  ===============                   ==============

Segment assets                $     2,998,277  $       42,190   $      294,640  $       134,162                   $    3,469,269(D)
                              ===============  ==============   ==============  ===============                   ==============
Depreciation, depletion and
     amortization             $        56,444  $          269   $        2,040  $         4,232                   $       62,985
                              ===============  ==============   ==============  ===============                   ==============
Additions to property, plant
     and equipment            $        25,184  $           85   $      114,311  $           103                   $      139,683(E)
                              ===============  ==============   ==============  ===============                   ==============


(C) Includes equity in earnings of unconsolidated affiliates of $491 for Gas.
(D) Includes investments in unconsolidated equity affiliates of $732, $510, $161,641, and $800 for Coal, Industrial Supplies & Equipment, Gas, and All Other, respectively.
(E) Gas segment includes $110,519 acquired from MCN.

Industry segment results for the nine months ended March 31, 2001:


                                                 Industrial
                                                 Supplies &
                                   Coal          Equipment           Gas           All Other       Elimination       Consolidated
                              ---------------  --------------   --------------  ---------------  ---------------  ---------------
Sales - outside               $    1,365,597   $      94,698    $       88,843  $        11,596  $                 $    1,560,734
Sales - related parties                5,573                                                                                5,573
Intersegment transfers                                57,426             2,822           12,856          (73,104)
                              --------------  --------------    --------------  ---------------  ---------------   --------------

     Total Sales              $    1,371,170  $      152,124    $       91,665  $        24,452  $       (73,104) $     1,566,307
                              ==============  ==============    ==============  ===============  ===============  ===============

Pretax Operating
      Income (Loss)           $       116,635 $          284   $        80,029  $        (1,793)                  $       195,155(F)
                              =============== ==============   ===============  ===============                   ===============

Segment assets                $     2,996,535 $       33,004   $       332,114  $       135,984                   $     3,497,637(G)
                              =============== ==============   ===============  ===============                   ===============
Depreciation, depletion and
     amortization             $       165,123 $        1,174   $         5,953  $         8,104                   $       180,354
                              =============== ==============   ===============  ===============                   ===============
Additions to property, plant
     and equipment            $       131,035 $           656  $        21,660  $        10,272                   $       163,623
                              =============== ===============  ===============  ===============                   ===============


(F) Includes equity in earnings of unconsolidated affiliates of ($777), ($197), $17,122, and ($1,020) for Coal, Industrial Supplies & Equipment, Gas, and All Other, respectively. Also, included in Coal is $65,675 of income related to the Export Sales Excise Tax resolution.

(G) Includes investments in unconsolidated equity affiliates of $37,532, $183,504, and $840 for Coal, Gas, and All Other, respectively. Also, included in Coal is $98,571 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the nine months ended March 31, 2000:




                                                  Industrial
                                                  Supplies &
                                    Coal          Equipment           Gas           All Other       Elimination       Consolidated
                               ---------------  --------------   --------------  ---------------  ---------------  -----------------

Sales - outside                $     1,442,497  $      106,745   $       29,507  $        10,053  $                $     1,588,802
Sales - related parties                  3,307                                                                              3,307
Intersegment transfers                                  52,933                            12,514          (65,447)
                               ---------------  --------------   --------------  ---------------  ---------------  --------------

     Total Sales               $     1,445,804  $      159,678   $       29,507  $        22,567  $       (65,447) $     1,592,109
                               ===============  ==============   ==============  ===============  ===============  ==============

Pretax Operating
      Income (Loss)            $       99,442   $       (2,320)  $        8,365  $        (1,657)                  $      103,830(H)
                               ===============  ==============   ==============  ===============                   ==============

Segment assets                 $     2,788,090  $       42,190   $      295,489  $       343,500                   $    3,469,269(I)
                               ===============  ==============   ==============  ===============                   ==============
Depreciation, depletion and
     amortization              $       174,438  $          789   $        4,356  $         8,736                   $      188,319
                               ===============  ==============   ==============  ===============                   ==============
Additions to property, plant
     and equipment             $        79,605  $          339   $      121,306  $         3,247                   $      204,497(J)
                               ===============  ==============   ==============  ===============                   ==============


(H) Includes equity in earnings of unconsolidated affiliates of $245 for Gas.
(I) Includes investments in unconsolidated equity affiliates of $732, $510, $161,641, and $800 for Coal, Industrial Supplies & Equipment, Gas, and All Other, respectively.
(J) Gas segment includes $110,519 acquired from MCN.

Reconciliation of Segment Information to Consolidated Amounts:

Operating Profit


                                                            Three Months Ended                 Nine Months Ended
                                                                March 31,                          March 31,
                                                       -----------------------------       ------------------------------
                                                            2001             2000              2001             2000
                                                       -------------    ------------       ------------     -------------
Total segment pretax operating income                  $    127,132     $     34,562       $    195,155     $    103,830
Interest income (expense), net
 and other non-operating activity                            15,231          (14,477)           (15,447)         (40,811)
                                                       -------------    ------------       ------------     -------------
Earnings Before Income Taxes                           $    142,363     $     20,085       $    179,708     $     63,019
                                                       =============    =============      ============     =============


Total Assets

                                                                March 31,
                                                    -------------------------------
                                                          2001             2000
                                                    -------------    --------------
Total assets for reportable segments                $   3,497,637    $    3,469,269
Cash and investments                                       15,616            38,798
Deferred tax asset                                        375,499           388,057
Recoverable income taxes                                                      3,513
                                                    -------------    --------------
Total Consolidated Assets                           $   3,888,752    $    3,899,637
                                                    =============    ==============


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales for the three months ended March 31, 2001 (the 2001 period) were 20.4 million tons, including the percentage attributable to sales by equity affiliates, of which 19.9 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal. This compares with total coal sales of 19.4 million tons, of which 18.6 million tons were produced from CONSOL Energy operations or sold from inventory of company produced coal in the same quarter a year ago (the 2000 period). Demand for coal was strong in CONSOL Energy's principal market areas. Increased demand for coal was due to colder winter weather patterns and overall growth in demand for energy. Coal operations were unable to satisfy demand because of production shortfalls and low inventory levels at our mines. Total inventory levels, including the percentage attributable to inventories of equity affiliates, at the end of the 2001 period were 1.7 million tons compared with 4.2 million tons at the end of the 2000 period.

Production shortfalls were due to continued adverse geological conditions at Mine 84 in Pennsylvania. Production at Mine 84 was 0.3 million tons in the 2001 period, 1.2 million tons less than production in the 2000 period. Mine plan adjustments at Mine 84 are expected to improve mining productivity and production during the latter stages of the quarter ending June 30, 2001 compared to the quarter ended March 31, 2001. However, Mine 84 production is not expected to attain levels equal to the 2000 period.

Average sales prices for company-produced coal increased 5.6 percent in the 2001 period from the 2000 period. The increase was primarily due to the strengthening of the coal market. Average sale prices for our coal have improved in each of the last three quarters.

Production and sales volumes, including the percentage attributable to production and sales volumes of equity affiliates, of coalbed methane gas increased more than 95 percent when compared to the 2000 period because of the acquisition of additional coalbed methane production wells made in the third quarter of the fiscal year ended June 30, 2000. Gas sales volumes for the 2001 period, including equity production of unconsolidated affiliates, were 7.8 (net of royalty production) billion cubic feet. Currently, plans call for the drilling of approximately 35 additional wells during the fourth quarter. It is anticipated that gas produced from these additional wells will raise daily production of coalbed methane gas 2 to 3 percent from the 2001 period, including the percentage attributable to production of equity affiliates, by the end of fiscal year ended June 30, 2001.

Nationwide, prices for gas rose in the 2001 period compared with the 2000 period. The price increase is attributable to higher demand for gas, including use of gas to generate electricity, and lower gas inventories. Average sale prices, including percentages attributable to sales by equity affiliates, improved 152 percent in the 2001 period when compared with the 2000 period. Average realized price for gas sold, including percentages attributable to sales by equity affiliates, was $6.75/MMBtu (dollars per million Btu). During the 2001 period, all of our gas was sold under short-term contracts with terms, typically, of 30 days, with excess production being sold on a daily basis. Our pricing strategy reflects our expectation that gas prices in the next several quarters should remain at levels which are higher than those which we have seen in the last several years.

During the 2001 period, CONSOL Energy recognized $95 million of expense reductions related to certain excise taxes paid on export sales of coal that have been determined to be unconstitutional. CONSOL Energy had previously filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1994 through 1999. The IRS has completed an audit of CONSOL Energy's refund claims and confirmed the validity of the claims filed by CONSOL Energy. Accordingly, CONSOL Energy recognized $65 million of pre tax earnings net of other charges and $30 million of interest income related to these claims in the 2001 period.

The Board of Directors has approved a new incentive compensation program for eligible full-time employees. This program is designed to increase compensation payable to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

In addition, the Board of Directors approved a program to grant stock options to eligible full-time employees. Under the program eligible employees received a one-time grant of 100 stock options to purchase CONSOL Energy shares at the fair market value on the date of the option grant ($30.18 per share). There is a one-year vesting requirement on these options.

The Board of Directors of CONSOL Energy has approved a conversion to a new integrated information technology system to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will be implemented in stages over the next three years at an estimated cost of $40 million.

Change in Fiscal Year

CONSOL Energy intends to change its fiscal year from a fiscal year ending on June 30 to a calendar year ending December 31. CONSOL Energy will have a six month transitional period ending December 31, 2001. CONSOL Energy's first full fiscal year based on this change will be the year that starts January 1, 2002 and ends December 31, 2002. CONSOL Energy is undertaking this change in order to align its year with that of its majority owner (Rheinbraun A. G. and Rheinbraun U.S. GmbH).

Results of Operations

Three Months Ended March 31, 2001 Compared with Three Months
Ended March 31, 2000

Net Income

CONSOL Energy's net income for the three months ended March 31, 2001 (the 2001 period) was $101 million compared with $23 million for the three months ended March 31, 2000 (the 2000 period). The increase of $78 million primarily was due to the resolution of claims by CONSOL Energy related to certain excise taxes on export sales that were declared unconstitutional. The increase was also due to increased coal and gas sales volumes and average sales prices, a reversal of accruals for export sales excise taxes which are no longer owed and the completion of its restructuring program. These increases were partially offset by an increase in cost of goods sold and other expenses related to increased sales volumes, adverse geological conditions continuing at Mine 84, and an income tax provision increase resulting primarily from higher pre-tax earnings.

Revenue

Sales increased $62 million, or 12.1% to $572 million for the 2001 period from $510 million for the 2000 period.

Revenues from the sale of Produced Coal increased $46 million, or 10.8% to $478 million in the 2001 period from $432 million in the 2000 period. Sales volumes of Produced Coal were 19.5 million tons in the 2001 period, an increase of 0.9 million tons or 4.9% from the 2000 period. Average sales price per ton of Produced Coal sold increased 5.6% to $24.53 per ton for the 2001 period from $23.24 per ton for the 2000 period. The increase in average sales price was primarily due to weather-related demand increases and low inventory levels at both mines and power stations.

Revenues from the sale of gas increased $24 million to $39 million in the 2001 period from $15 million in the 2000 period. Sales volumes were 6.5 BCF in the 2001 period, an increase of 2.6 BCF (Billion Cubic Feet) from the 2000 period. The increase reflected the acquisition of BPC and OGI on February 25, 2000. The increase was also due to an increase in the average sales price per MMBtu sold. The average sales price was $6.65 for the 2001 period compared to $2.67 for the 2000 period.

Revenues from the sale of Purchased Coal decreased by $5 million, or 22.7% to $20 million in the 2001 period from $25 million in the 2000 period. Sales volumes of Purchased Coal decreased 0.2 million tons in the 2001 period to 0.6 million tons. Average sales price per ton of Purchased Coal increased 6.4% to $33.76 per ton for the 2001 period from $31.74 per ton for the 2000 period. The increase in price was primarily due to price improvements related to the strengthening coal market.

Industrial supplies sales decreased $5 million, or 15.3% to $31 million in the 2001 period from $36 million in the 2000 period primarily due to reduced sales volumes. An agreement has been signed with a group of companies to sell the physical assets, inventory and operations associated with 18 industrial locations and stores management sites which were originally established to serve the industrial supply needs of various chemical plants. A portion of the sale closed in March 2001. The remainder of the sale closed on April 20, 2001. The sale did not have a material impact on net income. CONSOL Energy will continue to operate 18 industrial supply locations nationwide.

Other income, which consists of interest income, gain on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, decreased $8 million to $18 million in the 2001 period from $26 million in the 2000 period. The decrease was primarily due to a $14 million decrease in gain on sale of assets, offset in part by a $6 million increase in equity in earnings of affiliates primarily related to gas operations. The gain on sale of assets principally relates to the sale of certain in place coal reserves. CONSOL Energy continually manages its coal reserves and from time-to-time sells non-strategic reserves.

Costs

Cost of Goods Sold and Other Operating Expenses increased $48 million, or 13.0% to $417 million in the 2001 period compared to $369 million in the 2000 period.

Cost of goods sold for Produced Coal was $307 million in the 2001 period, an increase of $44 million, or 16.8% from the 2000 period. This is due primarily to the 11.3% increase in the cost per ton of Produced Coal sold and the 4.9% increase in volume of Produced Coal sold. The increased cost per ton produced is primarily due to continued adverse geological conditions at Mine 84.
Overall, productivity as measured in tons produced per man-day excluding Mine 84 has improved in the 2001 period. Tons produced per man-day, excluding Mine 84, were 47.4 in the 2001 period compared to 46.5 in the 2000 period.

Closed and idle mine costs were $26 million in the 2001 period compared to $9 million in the 2000 period. The increase of $17 million was primarily due to $10 million of adjustments in reclamation liabilities as a result of updated engineering studies and cost projections for closed and idled locations. The increase in the 2001 period also reflects $6 million of additional costs related to the re-entry and preparation for re-opening of the idled Loveridge Mine. The Loveridge Mine resumed operations on March 1, 2001.

Gas operations cost of goods sold increased 53.5% to $9 million in the 2001 period from $6 million in the 2000 period. The increase of $3 million was due mainly to increased sales volumes as a result of the acquisition of BPC and OGI on February 25, 2000.

Costs also increased $6 million due to the CONSOL Energy Board of Directors approval of a new incentive compensation program for eligible full-time employees. This program is designed to increase compensation payable to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

These increases in Cost of Goods Sold and Other Expenses were offset, in part, by decreased Purchased Coal costs of 20.6% to $19 million in the 2001 period from $24 million in the 2000 period. The $5 million decrease was due to decreased volumes of Purchased Coal sold in the 2001 period compared to the 2000 period. The decrease was offset in part by increased cost per ton of Purchased Coal sold in the period-to-period comparison.

Industrial supplies cost of goods sold decreased 14.7% to $31 million in the 2001 period from $37 million in the 2000 period. The $6 million decrease was due to reduced sales.

Royalty expense on certain land sale proceeds decreased $4 million, or 76.0% to $1 million in the 2001 period. The decrease was primarily due to royalties owed on proceeds from certain land sales that occurred in the 2000 period.

Selling, general and administrative expenses decreased 3.4% to $14 million in the 2001 period compared to $15 million in the 2000 period. The decrease of $1 million was primarily due to salary cost savings from the Voluntary Separation Incentive Program implemented in the last half of fiscal year ended June 30, 2000, offset in part by increased professional consulting fees associated with the on-going review of business processes.

Depreciation, depletion and amortization expense decreased 3.7% to $61 million in the 2001 period compared to $63 million in the 2000 period. The decrease of $2 million was primarily due to reduced depletion expense from lower production at Mine 84 and lower depreciation and amortization expense due to items becoming fully depreciated after the 2000 period, offset in part by additional depreciation for items placed in service after the 2000 period.

Interest expense remained stable at $15 million for the 2001 and 2000 period.

Taxes other than income decreased 18.9% to $37 million for the 2001 period compared to $46 million for the 2000 period. The decrease of $9 million was due primarily to reduced excise taxes in the 2001 period. As discussed in Note 6, CONSOL Energy is no longer required to pay certain export sales excise taxes and, therefore, is no longer accruing for this expense. Due to these taxes on export coal sales being declared unconstitutional, prior year accruals of $11 million, which were not paid and are no longer owed, were reversed. The decrease was partially offset by higher West Virginia severance taxes due to higher sales prices in that state.

Certain export sales excise taxes paid have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1994 through 1999. The IRS has completed an audit of CONSOL Energy's refund claims and confirmed the validity of the claims filed by CONSOL Energy. Accordingly, CONSOL Energy has recognized $65 million of pre tax earnings net of other charges and $30 million of interest income related to these claims in the 2001 period.

Restructuring charges were $10 million in the 2000 period and represent charges for employee severance costs and outside professional consultant costs. These costs related to the review of administrative and research staff functions that began in the quarter ended December 31, 1999. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term.

Income Taxes

Income taxes were $42 million in the 2001 period compared to a $3 million benefit in the 2000 period. The increase of $45 million was primarily the result of a revised estimate of the effective tax rate expected to be applicable for the full fiscal year. The new rate was used in providing for income taxes on a year to date basis with the income tax expense for the current quarter being the difference between the revised year to date estimate and the amounts reported in previous interim periods of the fiscal year. The current rate of 29.2% was increased from the original effective rate of 10.3% due mainly to higher pre-tax income. The lower effective rate in the 2000 period, prior to the income tax settlement and actualization of prior period income tax accruals, was primarily due to lower pre-tax income, with minimal effect on percentage depletion benefits.

Nine Months Ended March 31, 2001 Compared with Nine Months
Ended March 31, 2000

Net Income

CONSOL Energy's net income for the nine months ended March 31, 2001 (the YTD 2001 period) was $134 million compared with $70 million for the nine months ended March 31, 2000 (the YTD 2000 period). The increase of $64 million was primarily due to the resolution of claims by CONSOL Energy related to certain export sales excise taxes that were declared unconstitutional. Also, net income increased due to increased gas sales volumes and prices, a reversal of accruals for export sales excise taxes which are no longer owed, and the completion of the restructuring program. These increases to net income were partially offset by increased income tax expense due mainly to higher pre-tax earnings and reduced revenues from coal sales due mainly to reduced sales volumes and prices.

Revenue

Sales decreased $26 million, or 1.6% to $1,566 million for the YTD 2001 period from $1,592 million for the YTD 2000 period.

Revenues from the sale of Produced Coal decreased $64 million, or 4.7% to $1,301 million in the YTD 2001 period from $1,365 million in the YTD 2000 period.
Sales volumes of Produced Coal were 54.6 million tons in the YTD 2001 period, a decrease of 2.5 million tons or 4.4% from the YTD 2000 period. This was primarily due to lower production at Mine 84 resulting from continued adverse geological conditions in the YTD 2001 period. Mine 84 encountered a sandstone intrusion in the coal seam that ran across several longwall coal panels.
Because the sandstone is harder than coal, mining advance rates have been slowed for both the longwall and continuous mining machines. Production for Mine 84 was 1.6 million tons in the YTD 2001 period compared to 4.4 million tons in the YTD 2000 period. Mine plan adjustments at Mine 84 are expected to improve mining productivity and production during the latter stages of the quarter ended June 30, 2001. However, Mine 84 production for the fiscal year ending
June 30, 2001 is not expected to attain levels equal to the fiscal year ended June 30, 2000. Lower production in the YTD 2001 period is also attributed to the closing of the Keystone and Helvetia complexes in the YTD 2000 period. Average sales price per ton of Produced Coal sold remained stable at $23.83 per ton for the YTD 2001 period compared to $23.90 per ton for the YTD 2000 period.

Industrial supply sales decreased $12 million, or 11.3% to $95 million in the YTD 2001 period from $107 million in the YTD 2000 period primarily due to reduced sales volumes.

Revenues from the sale of Purchased Coal decreased by $10 million, or 12.6% to $71 million in the YTD 2001 period from $81 million in the YTD 2000 period. The decrease is due primarily to decreased sales volumes. Purchased Coal sales volumes decreased by 0.4 million tons to 2.3 million tons in the YTD 2001 period from 2.7 million tons in the YTD 2000 period. The volume variances were primarily due to a renegotiated contract that allows company-produced coal to be shipped in the YTD 2001 period instead of coal purchased from third parties, that was required to be shipped under the contract in the YTD 2000 period. It also reflects the expiration of Purchased Coal contracts acquired with the Rochester & Pittsburgh Coal Company acquisition in 1998.

These decreases in sales were partially offset by the increase in sales of coalbed methane gas and related gathering fees. Revenues from gas sales increased $59 million to $89 million in the YTD 2001 period from $30 million in the YTD 2000 period. Sales volumes were 19.2 BCF in the YTD 2001 period, an 11.7 BCF increase over the YTD 2000 period. The increase was due to higher sales volumes as a result of the acquisition of BPC and OGI on February 25, 2000. The increase was also due to an increase in the average price per MMBtu sold. The average price per MMBtu was $5.37 for the YTD 2001 period compared to $2.74 for the YTD 2000 period. CONSOL Energy had one longer-term contract to sell 38 million cubic feet of gas per day which ended during the month of October, 2000 at a price of $3.20/MMBtu, which was less than the prevailing market price at the time.

Other income, which consists of interest income, gain on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, increased $7 million to $56 million in the YTD 2001 period from $49 million in the YTD 2000 period. The increase was primarily due to a $15 million increase in equity in earnings of affiliates related mainly to gas and $3 million of miscellaneous reimbursements from freight carriers related to expansion projects, offset in part by a $10 million decrease in gain on sale of assets. The gain on sale of assets principally relates to the sale of certain in place coal reserves. CONSOL Energy continually manages its coal reserves and from time-to-time sells non-strategic reserves.

Costs

Cost of Goods Sold and Other Operating Expenses decreased $11 million, or 0.9% to $1,149 million in the YTD 2001 period compared to $1,160 million in the YTD 2000 period.

Industrial supplies cost of goods sold decreased 12.4% to $95 million in the YTD 2001 period from $109 million in the YTD 2000 period. The $14 million decrease was due to reduced sales.

Purchased Coal costs of goods sold and other expenses decreased 14.6% to $66 million in the YTD 2001 period from $78 million in the YTD 2000 period. The $12 million decrease was due mainly to a 16.2% decrease in the volume of Purchased Coal sold. The decrease in volume was due primarily to a renegotiated contract that allows produced coal to be shipped in the YTD 2001 period instead of coal purchased from third parties which was required by the contract to be shipped in the YTD 2000 period. It also reflects the expiration of purchased coal contracts acquired with the Rochester & Pittsburgh Coal Company acquisition.

Royalty expense on certain land sale proceeds decreased $5 million, or 67.3% to $2 million in the YTD 2001 period. The decrease was primarily due to royalties owed on proceeds from certain land sales that occurred in the 2001 period.

Despite overall decreases in cost of goods sold and other expenses there was an increase of $24 million in cost of goods sold and other expenses for Produced Coal. Produced Coal cost of goods sold and other expenses were $898 million in the YTD 2001 period, an increase of 2.7% from the YTD 2000 period. The increased cost per ton produced is primarily due to continued adverse geological conditions at Mine 84. However, overall, the cost per ton produced excluding Mine 84, Keystone and Helvetia has remained steady in the YTD 2001 period compared to the YTD 2000 period. Tons produced per man-day, excluding Mine 84, Keystone and Helvetia, also remained steady from period to period at 45.3. Keystone and Helvetia, which had higher mining costs per ton and lower productivity than other CONSOL Energy mines, were closed in the YTD 2000 period.

Closed and idle mine costs increased 8.5% to $40 million in the YTD 2001 period from $37 million in the YTD 2000 period. The increase of $3 million was primarily due to $10 million of adjustments which increased reclamation liabilities as a result of updated engineering studies and cost projections for closed and idled locations, offset by $10 million of adjustments which reduced mine closing and perpetual care liabilities as a result of updated engineering studies and cost projections for closed locations. Increases were also due to increased costs related to the preparation for re-opening of the idled Loveridge mine. Loveridge mine resumed operations on March 1, 2001. The increased costs were partially offset by higher costs in the YTD 2000 period due to the initial idling costs of several mines.

Gas operations cost of goods sold and other expenses increased 43.5% to $21 million in the YTD 2001 period from $15 million in the YTD 2000 period. The $6 million increase was primarily due to higher volumes of sales due to the acquisition of BPC and OGI on February 25, 2000.

Costs also increased $6 million due to the CONSOL Energy Board of Directors approval of a new incentive compensation program for eligible full-time employees. This program is designed to increase compensation payable to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Selling, general and administrative expenses increased 3.6% to $48 million in the YTD 2001 period compared to $46 million in the YTD 2000 period. The increase of $2 million was primarily due to increased professional consulting fees associated with the on-going review of business processes and information technology systems supporting those processes, offset in part by salary cost savings from the Voluntary Separation Incentive Program implemented in the last half of the fiscal year ended June 30, 2000.

Depreciation, depletion and amortization expense decreased 4.2% to $180 million in the YTD 2001 period compared to $188 million in the YTD 2000 period. The decrease of $8 million was primarily due to reduced depreciation and depletion expense as a result of the scheduled closing of the Powhatan Mine due to
economically depleted reserves.   Depletion and amortization expense was also
reduced due to lower production tons in the YTD 2001 period. These decreases were offset, in part, by increased depreciation expense related to assets placed in service after the YTD 2000 period and the additional depreciation expense on assets received in the acquisition of BPC and OGI.

Interest expense increased 13.8% to $45 million for the YTD 2001 period compared to $40 million for the YTD 2000 period. The increase of $5 million was due primarily to higher average debt levels outstanding during the YTD 2001 period compared to the YTD 2000 period, along with an increase of 0.9% in average interest rates. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of BPC, OGI and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company on February 25, 2000, and the purchase of a 50% joint venture interest in Line Creek Mine on December 31, 2000.

Taxes other than income decreased 13.3% to $115 million for the YTD 2001 period compared to $133 million for the YTD 2000 period. The decrease of $18 million was due primarily to reduced excise taxes in the YTD 2001 period. As discussed in Note 6, CONSOL Energy is no longer required to pay certain excise taxes on export coal sales and, therefore, is no longer accruing for this expense. Due to these taxes on export coal sales being declared unconstitutional, prior year accruals of $11 million, which were not paid and are no longer owed, were reversed. The decrease also is due to lower excise taxes related to overall reduced production tons and lower West Virginia severance taxes related to reduced production tons and sales prices in that state. These decreases are partially offset by increased property tax expense due to adjustments made in the YTD 2000 period to reduce accruals to reflect lower assessments on closed operations.

Certain export sales excise taxes paid have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1994 through 1999. The IRS has completed an audit of CONSOL Energy's refund claims and confirmed the validity of the claims filed by CONSOL Energy. Accordingly, CONSOL Energy has recognized $65 million of pre tax earnings net of other charges and $30 million of interest income related to these claims in the YTD 2001 period.

Restructuring charges were $11 million in the YTD 2000 period and represent charges for employee severance costs and outside professional consultant costs. These costs related to the review of administrative and research staff functions that began in the quarter ended December 31, 1999. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term.

Income Taxes

Income taxes were $45 million in the YTD 2001 period compared to a $7 million benefit in the YTD 2000 period. The increase in tax expense was due to the recording of a $8 million benefit from a final agreement resolving disputed federal income tax items for the years 1992 through 1994 and the recording of a $4 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1998 through December 31, 1998 in the YTD 2000 period. No adjustments have been recorded in the YTD 2001 period. The effective rate was 25.3% for the YTD 2001 period. The effective rate for the YTD 2000 period, before prior year income tax adjustments and settlements, was 6.8%. The higher effective rate in the YTD 2001 period compared to the rate in the YTD 2000, before prior year income tax adjustments and settlements, is due mainly to higher pre tax earnings.

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

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $323 million at March 31, 2001 and $241 million at March 31, 2000. The Board of Directors currently intends to pay quarterly dividends on the common stock. Dividend information for the current fiscal year, to date, is as follows:


   Declaration Date  Amount Per Share    Record Date    Payment Date
   ----------------  ----------------    -----------    -------------
       04/26/01           $0.28            05/11/01       05/31/01
       01/25/01           $0.28            02/09/01       02/28/01
       10/26/00           $0.28            11/10/00       11/29/00
       07/27/00           $0.28            08/11/00       09/01/00

In March 2000, CONSOL Energy announced that it would institute a share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. The shares repurchased will be held in Treasury for future needs such as benefit plan administration. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of April 30, 2001, CONSOL Energy had repurchased 412,600 shares at an average price of $10.92 in this share repurchase program.

Cash Flows

Net cash provided by operating activities was $311 million for the nine months ended March 31, 2001 (the YTD 2001 period) compared to $217 million for the nine months ended March 31, 2000 (the YTD 2000 period). The change in net cash provided by operating activities reflects increases in net income. The increase in net income was primarily due to the resolution related to export sales excise taxes that were declared unconstitutional. Also, net income was increased due to higher gas sales volumes and prices, a reversal of accruals for export sales excise taxes which are no longer owed, and the completion of the restructuring program. These increases to net income were partially offset by increased income tax expense due mainly to higher pre-tax earnings and reduced coal sales due mainly to reduced sales volumes and prices.

Net cash used in investing activities was $184 million in the YTD 2001 period compared to $230 million in the YTD 2000 period. The change in net cash used in investing activities primarily reflects the acquisition of MCN Energy Group Inc. for approximately $160 million in the YTD 2000 period. This decrease in cash used for investing activities was offset in part by the purchase of a 50% joint venture interest in Line Creek Mine for $38 million and an increase in capital expenditures in the YTD 2001 period. Capital expenditures were $159 million in the YTD 2001 period compared with $93 million in the YTD 2000 period. The increase in capital expenditures in the YTD 2001 period was primarily related to the acquisition of a longwall mining system for use at the Bailey Mine, construction of a batch weigh system at the Bailey Central Preparation Plant and increased expenditures related to gas operations.

Net cash used in financing activities was $120 million in the YTD 2001 period compared with net cash provided by financing activities of $4 million in the YTD 2000 period. The change in net cash used in financing activities primarily reflects payments made on commercial paper in the YTD 2001 period compared to additional receipts from commercial paper in the YTD 2000 period. The additional cash received from commercial paper in the YTD 2000 period primarily was for the acquisition of BPC, OGI and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company. The change also reflects the purchase of Treasury Stock, and scheduled payments on miscellaneous borrowing in the YTD 2000 period.

Debt

At March 31, 2001, CONSOL Energy had total long-term debt of $304 million, including the current portion of long-term debt of $30 million. Such long-term debt consisted of:

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

 . $29 million in advance royalty commitments with an average interest rate of 7.3%, and

 . an aggregate principal amount of $15 million of capital leases with an average interest rate of 7.4%.

At March 31, 2001, CONSOL Energy had an aggregate principal amount of $412 million of commercial paper outstanding that had maturities remaining of up to 29 days with interest at varying rates ranging from 5.53% to 6.05%.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2001, CONSOL Energy had outstanding $303 million aggregate principal amount of debt under fixed-rate instruments and $413 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At March 31, 2001, CONSOL Energy had an aggregate of $412 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 6.73% per annum during the nine months ended March 31, 2001. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the nine months ended March 31, 2001 by approximately $1 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks.

CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.


                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material litigation has been filed against CONSOL Energy during the nine months ended March 31, 2001, other than noted in the Financial Statements-
Note 6.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Effective February 1, 2001, Christoph Koether was elected a Director of CONSOL Energy and is to hold such position until the next annual election of Directors and until his successor is duly elected and qualified.

On April 30, 2001 CONSOL Energy Inc. and American Electric Power (AEP) entered into a memorandum of understanding regarding proposed coal supply agreements and the purchase of AEP's affiliated mines in Ohio and West Virginia. Under the memorandum of understanding, AEP proposes to enter into coal supply agreements with CONSOL Energy to purchase approximately 34 million tons of coal to be supplied by the AEP affiliated mines and by CONSOL Energy subsidiary mines through 2008. The coal would be utilized at various AEP coal-fired power plants including the Muskingum River, Cardinal and Gen. James M. Gavin plants. CONSOL Energy proposes to purchase the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company. Details of the transaction will remain confidential pending the negotiation of definitive agreements by the parties. The definitive agreements must be approved by the Boards of Directors of both companies following due diligence. The agreements are expected to close by June 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                         Page
                                                                                         ----
Consolidated Statements of Income for the three months and nine months
ended March 31, 2001 and March 31, 2000................................................   3

Consolidated Balance Sheets at March 31, 2001 and June 30, 2000........................   4

Consolidated Statements of Stockholders' Equity for the nine months ended
March 31, 2001.........................................................................   6

Consolidated Statements of Cash Flows for the nine months ended
March 31, 2001 and March 31, 2000......................................................   7

Notes to Consolidated Financial Statements.............................................   8

(a)  (2)  Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

(a)  (3)  Exhibits filed as part of this Report:

The response to this portion of Item 6 is submitted as a separate part of this report.

(b)  (1)  Reports on Form 8-K:

None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONSOL ENERGY INC.



Date:    May 3, 2001

                                    By: /s/ R. Zimmermann
                                        -----------------
                                    R. Zimmermann,
                                    Executive Vice President


Date:    May 3, 2001

                                    By:/s/W. J. Lyons
                                      ---------------
                                    William J. Lyons,
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)