Form 10-K405
period 2001-06-30
CONSOL ENERGY INC
filed 2001-09-28
CIK 1070412

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

 Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                    For the fiscal year ended June 30, 2001

                       Commission file number: 333-68987

                              CONSOL ENERGY INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                                        51-0337383
 (State or other jurisdiction of incorporation
               or organization)                       (I.R.S. Employer Identification No.)

                                 Consol Plaza
                             1800 Washington Road
                        Pittsburgh, Pennsylvania 15241
          (Address of principal executive offices including zip code)

       Registrant's telephone number, including area code: 412-831-4000

          Securities registered pursuant to Section 12(b) of the Act
                   Name of each exchange on which registered
                            New York Stock Exchange

                              Title of each Class

                         Common Stock ($.01 par value)

      No securities are registered pursuant to Section 12(g) of the Act:

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of September 11, 2001, the aggregate market value of voting stock held by nonaffiliates of the registrant was $525,554,542.

   The number of shares outstanding of the registrant's common stock as of September 11, 2001 is 78,696,630 shares.

                      Documents Incorporated by Reference

 (Specific pages incorporated are indicated under the applicable Item herein):

                                                            Incorporated By
                                                         Reference In Part No.
                                                         ---------------------
Proxy Statement for the annual shareholders' meeting to
 be held October 25, 2001...............................          III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART 1

 Item 1.  Business......................................................     3

 Item 2.  Properties....................................................    28

 Item 3.  Legal Proceedings.............................................    29

 Item 4.  Submission of Matters to a Vote of Security Holders...........    29

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Shareholder
          Matters.......................................................    29

 Item 6.  Selected Financial Data.......................................    30

 Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.......................................    33

 Item 7A. Quantitative and Qualitative Disclosures About Market Risks...    46

 Item 8.  Financial Statements and Supplementary Data...................    47

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures.....................................    85

                                    PART III

 Item 10. Directors, and Executive Officers of the Registrant...........    85

 Item 11. Executive Compensation........................................    85

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    85

 Item 13. Certain Relationships and Related Transactions................    85

                                    PART IV

 Item 14. Index to the Exhibits, Financial Statement Schedules, and
          Reports of Form 8-K...........................................    86

 Signatures..............................................................   89

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

                                     PART I

Item 1. Business.

CONSOL ENERGY'S HISTORY

   CONSOL Energy Inc. ("CONSOL Energy" or the "Company") is a multi-fuel energy producer and energy services provider which primarily serves the electric power generation industry in the United States. That industry generates two-thirds of its output by burning coal or gas, the two fuels CONSOL Energy produces. CONSOL Energy currently produces high-Btu bituminous coal from 26 mining complexes in the United States and Canada. Bituminous coal is the most common type of coal and has moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btu per pound. Btu is a measure of energy required to raise the temperature of one pound of water by one degree Fahrenheit. Our coal generally has a high Btu content which creates more energy per unit when burned than coals with lesser Btu content. As a result, coals with greater Btu content can be more efficient to use. CONSOL Energy also produces pipeline-quality coalbed methane gas primarily from our coal properties in Virginia. CONSOL Energy believes that the use of coal and gas to generate electricity will grow as demand for power increases. For the fiscal year ended June 30, 2001, our coal operations accounted for 87% of our revenues and 78% of our earnings before income taxes, including excise tax recoveries, and our gas operations accounted for 7% of our revenues and 40% of our earnings before income taxes.

   CONSOL Energy ranks among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Its production of 69 million tons of coal in the year ended December 31, 2000 accounted for approximately 7% of the total tons produced in the United States and 14% of the total tons produced east of the Mississippi River during that year. CONSOL Energy is one of the premier coal producers in the United States by several measures:

  . CONSOL Energy mines more high-Btu bituminous coal than any other United States producer;

  . CONSOL Energy is the largest coal producer, in terms of tons produced, east of the Mississippi River;

  . CONSOL Energy exports more coal from the United States than any other coal producer or trading company;

  . CONSOL Energy has the second largest amount of recoverable coal reserves among United States coal producers; and

  . CONSOL Energy is the largest United States producer of coal from underground mines.

   CONSOL Energy also ranks as one of the largest coalbed methane gas companies in the United States based on both its proved reserves and its current daily production. Its leading industry position is highlighted by several measures:

  . At June 30, 2001, CONSOL Energy's proved working interests (interests not reduced by royalties owed to others) in coalbed methane reserves were 781 billion cubic feet. After the August 2001 acquisition of Conoco Inc.'s 50% equity interest in Pocahontas Gas Partnership, CONSOL Energy's working interest in coalbed methane gas reserves was 1.2 trillion cubic feet. After this acquisition, CONSOL Energy's coalbed methane reserve position ranks among the largest of the publicly traded oil and gas companies in the United States;

  . At June 30, 2001, CONSOL Energy's working interest daily production was 97 million cubic feet. After the Pocahontas Gas Partnership acquisition, CONSOL Energy expects the working interest daily production to be 130 million cubic feet;

  . CONSOL Energy operates approximately 1,050 wells connected by 553 miles of gathering lines and associated infrastructure; and

  . CONSOL Energy facilities have the capacity to transport 250 million cubic feet of gas per day.

   CONSOL Energy was organized as a Delaware corporation in 1991 and is a holding company for 63 direct and indirect wholly owned subsidiaries, principally engaged in the mining and sale of bituminous coal and the production and sale of coalbed methane gas. The principal executive office of CONSOL Energy Inc. is located at 1800 Washington Road, Pittsburgh, Pennsylvania 15241. The telephone number is (412) 831-4000 and the facsimile number is (412) 831-4635.

   Consolidation Coal Company is a principal operating subsidiary engaged in the mining of bituminous coal. Buchanan Production Company and Pocahontas Gas Partnership are entities engaged in the production of coalbed methane gas. Consolidation Coal Sales Company is a subsidiary with responsibility for the operation of CONSOL Energy's coal export terminal at the Port of Baltimore.

RECENT DEVELOPMENTS

   In August 2001, CONSOL Energy signed an agreement with Conoco Inc. to acquire Conoco's 50% interest in the assets of Pocahontas Gas Partnership and its 25% interest in the assets of Cardinal States Gathering Company for approximately $158 million. As a result, CONSOL Energy now owns a 100% interest in the Pocahontas Gas Partnership and the Cardinal States Gathering Company (before the acquisition, CONSOL Energy owned 50% of Pocahontas Gas Partnership and 75% of Cardinal States Gathering Company), which engage in coalbed methane gas production and own pipeline gathering assets in southwestern Virginia. The transaction increased CONSOL Energy's proved developed and undeveloped gas reserves to more than 1.0 trillion cubic feet.

   In July 2001, CONSOL Energy purchased from American Electric Power the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, which own the Meigs 31, Meigs 2, Windsor and Muskingum coal mines. As part of the agreement, American Electric Power entered into coal supply arrangements to purchase approximately 34 million tons of coal from CONSOL Energy through 2008. American Electric Power will use the coal at various coal-fired power plants, including the Muskingum River, Cardinal and General James
M. Gavin plants.

   In June 2001, CONSOL Energy announced that it had reached a tentative agreement to purchase for approximately $14 million a 50% interest in the Glennies Creek mine in Australia. This mine currently is being developed by AMCI, Inc. and will be equipped with a longwall mining system. The mine is expected to begin producing coal with the longwall in May 2002. The coal reserves to be mined are a high-fluidity coking coal that will be sold primarily to steel makers in the Asia Pacific region.

   In June 2001, CONSOL Energy entered into a memorandum of understanding with Allegheny Energy Supply Company, LLC, an affiliate of one of its largest customers, to construct an 88-megawatt electric generating facility in Buchanan County, Virginia. Output from the facility will be sold into the marketplace on a competitive basis. CONSOL Energy estimates that the total cost of the plant will be approximately $50 million. It will be fueled by coalbed methane gas that CONSOL Energy produces and sells. CONSOL Energy currently anticipates that the plant will be in operation by June 2002.

   In December 2000, CONSOL Energy purchased a 50% interest in the Line Creek mine, which is located north of Sparwood, British Columbia, for $39 million. The Line Creek mine produces bituminous metallurgical and steam coal for delivery to customers in the Pacific Rim, South America, Europe, northeastern United States and Canada.

COMPETITIVE STRENGTHS

   CONSOL Energy believes that the application of its competitive strengths will enable it to enhance its position as a fuel producer and increase stockholder value.

  . We produce a large amount of high-Btu coal. Approximately 65% of our recoverable coal reserves have a higher Btu content than much of the coal produced by our major competitors. Coal with a high-Btu content produces a greater amount of energy when burned, and therefore offers our customers higher production levels of electricity per ton of coal burned. As power generators increase existing capacity utilization and confront capacity limitations, we believe coal with higher Btu content should become more attractive.

  . Our recoverable coal reserves are strategically located. Our northern Appalachian recoverable coal reserves, which constituted a majority of our total reserves at the end of fiscal year 2001, are located near many large coal users in the eastern United States, particularly generators of electricity. In addition, our mining complexes are served by the two major coal-transporting railroads in the eastern United States and by low-cost river transportation. This allows us to more efficiently deliver our coal throughout the eastern United States, which we believe enables us to price our coal more competitively than coal producers with more distant reserves and operations.

  . We are a multi-fuel provider. The expansion of our gas business in the past 18 months has diversified our earnings base and has enabled us to offer power generators, both coal and gas, making us less dependent on the market for coal. For the fiscal year ended June 30, 2001, our gas operations accounted for 40% of our earnings before income taxes. We believe this also enables us to withstand volatility in the coal markets to a greater degree than many of our competitors. We believe that being a multi-fuel supplier makes us more attractive to our major customers.

  . We have coalbed methane extraction expertise. We have developed significant expertise in coalbed methane production. We have been selling coalbed methane gas since 1992. While coalbed methane gas production was originally undertaken to improve the safety of our underground mining operations, increasing gas prices made it a valuable commodity in its own right.

  . We have a record of strong financial performance. Our net income and operating cash flow generation have enabled us to invest capital, acquire assets and maintain investment grade debt ratings. We believe we have one of the strongest balance sheets among our publicly traded peers in the coal industry.

  . Our management team has the experience necessary to execute our strategy. Our senior management team has an average of 29 years of experience in the energy industry, including experience in coal mining, coalbed methane gas production and power generation. This management team has demonstrated the ability to streamline operations and reduce costs, and has successfully managed the acquisition, expansion and integration of numerous energy assets.

  . We have extensive research and development capabilities. We operate the largest private research and development facility in the United States devoted to the mining and use of coal. This allows us to support our coal operations and our customers with the latest technology and methods, and enables us to implement continuous technological improvements in production and marketing efficiency to deliver coal at a lower cost to our customers.

STRATEGY

   Our objective is to become the leading multi-fuel source supplier to our customers in the electric power generation industry. We intend to use our financial strength, our strategically located, abundant energy reserves and our technology expertise to profitably grow both our coal and gas businesses.

   We focus on providing raw energy to power generators who convert it into electricity. In calendar year 2000, the United States electric power generation industry is estimated to have generated 3,802 billion kilowatt hours of electric power. The United States Information Agency estimates that electric power demand will grow 1.8% per year over the next 20 years. We also intend to diversify into electric power generation, most likely as a partner with current power generators.

   We believe that demand for our coal and gas will grow because:

  . Power generators will continue to increase the utilization of existing coal-fired power plants; and

  .  Power generators will build new gas-fired or coal-fired power plants.

   As deregulation of electricity generation continues in the United States, we believe that power generators will likely seek the lowest cost fuel for their generating plants. For base-load generation, we believe that coal will continue to be the most economical fuel choice for power plant operators. However, the growth in demand for electricity will require additional generating units that can be brought on-line quickly to meet peak demand. We expect that gas will continue to be the fuel of choice for meeting peak demand.

   Our power generation customers use raw energy in many forms to generate electricity. We believe that a major factor in their purchasing decision is the cost per million Btus of energy delivered to their plants, which is driven by the energy content of fuel and its cost of delivery.

   We believe that the high-Btu coal we produce is advantageous to base-load generators for the following reasons:

  . Power plant performance is improved using high-Btu coal. The use of high-Btu coal results in high boiler efficiency and reduced auxiliary power requirements compared to the use of lower Btu coals. Auxiliary power is required to run devices at power plants such as pumps, fans and pulverizing equipment. By reducing auxiliary power requirements, this power otherwise is available for sale. In addition, power industry data indicate that the use of high-Btu coals in a boiler results in fewer unplanned outages and lower maintenance costs.

  . Overall plant-operating costs tend to be lower because fewer tons of high-Btu coal are required per megawatt-hour of electricity. Plant-operating costs tend to be lower because the costs per Btu of transporting the coal from the mine to the plant are lower; costs for unloading, storage and handling are reduced; coal pulverizing capacity requirements are reduced; and ash disposal costs are lower. All coal contains impurities including sulfur, mercury and chlorine. These impurities can be emitted to the atmosphere when coal is burned. The cost of controlling these emissions must be taken into account by our customers when they buy fuel. The high energy content of our coal and its proximity to our customers' power plants often offsets the costs of controlling these emissions.

   We expect to grow our coal business and generate attractive returns by increasing the volume of coal we produce and by increasing our market share. We expect to achieve these objectives by:

  . Making acquisitions that enable us to take advantage of our existing infrastructure and operations or that enable us to bring our mining and marketing expertise to coal markets where we do not have an existing presence;

  . Expanding the existing production capacity of our low-cost mines, many of which have more than adequate reserves available to them at current production levels. During the period from January 1990 to December 1999, approximately 43 percent of our additions to capacity have come from the expansion of existing mines. We accomplish these expansions in a variety of ways, including investing in larger, more powerful mining equipment, expanding our underground storage and transportation systems and expanding our coal processing capacity; and

  . Developing new mining complexes in locations with reserves controlled by us where we believe price levels would generate attractive returns and where we can achieve low mining costs.

   We expect to grow our gas business by increasing the volumes of coalbed methane gas we produce. We expect to increase coalbed methane gas production volume by expanding drilling of coalbed methane reserves that we currently control. During our fiscal year ended June 30, 2001, we drilled approximately two hundred additional gas wells.

   We intend to increase our gas production ten to fifteen percent by December 31, 2002 by:

  . Acquiring or leasing additional coalbed methane reserves. In August 2001, we added 416 billion cubic feet of working interest reserves through the purchase of the 50% equity interest in Pocahontas Gas Partnership that we did not own; and

  . Acquiring other coalbed methane producers. We will consider opportunities to acquire both domestic and international coalbed methane producers.

   We also intend to diversify into electric power generation, most likely as a partner with current power generators. For example, we recently announced our intention to form a venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility will be used for meeting peak load demands, will be built in southwest Virginia and will use coalbed methane gas that we produce.

INDUSTRY SEGMENTS

   CONSOL Energy divides its operations into Coal, Gas and Other, which includes terminal services, river and dock services, industrial supply services, waste disposal services and land resources. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the fiscal years ended June 30, 2001 and 2000, the six month period ended June 30, 1999 and the fiscal year ended December 31, 1998 is included in Note 27 of Notes to Consolidated Financial Statements included as
Item 8 in Part II of this Annual Report on Form 10-K.

COAL OPERATIONS

  Mining Complexes

   CONSOL Energy currently has 26 mining complexes, all located in North America, including a 50% interest in the Cardinal River surface mine and a 50% interest in the Line Creek mine. The Cardinal River mine is located in Hinton, Alberta, Canada and the Line Creek mine is located in Sparwood, British Columbia, Canada.

   All of CONSOL Energy's mining complexes are underground operations except the Mahoning Valley mine, the Cardinal River mine, the Muskingum mine and the Line Creek mine, each of which are surface mines. The Mill Creek complex in Kentucky employs a combination of underground and surface mining systems. CONSOL Energy's other mining complexes are located in Pennsylvania, West Virginia, Virginia, Illinois, Kentucky, Ohio and Utah.

   The following table provides the location of CONSOL Energy's mining complexes, the amount of coal reserves, and a summary of the characteristics of the coal reserves associated with each of its mining complexes.

                         CONSOL ENERGY MINING COMPLEXES

                   Average Quality and Reserves as of 6/30/01

                                 Average Quality   Assigned Reserves
                                   (Dry-Basis)         (6/30/01)        Total
                                 ---------------- ------------------- Accessible
                                   Heat   Sulfur   Total              & Assigned
                                 Content  Content   (000  Owned Lease  Reserves
                                 (Btu/lb)   (%)    tons)   (%)   (%)  (000 tons)
                                 -------- ------- ------- ----- ----- ----------
   Northern Appalachia
   Enlow Fork...................  14,173   1.62%   18,134   37%   63%  167,764
   Bailey.......................  14,101   1.85%   50,925    0%  100%  230,916
   Dilworth.....................  14,340   1.51%    5,656    0%  100%    8,469
   Mine 84......................  14,036   1.71%   25,273  100%    0%  143,652
   McElroy......................  13,999   3.18%  184,373  100%    0%  184,373
   Shoemaker....................  13,877   3.67%   76,162   96%    4%   91,798
   Loveridge....................  13,969   2.40%   13,322  100%    0%  120,355
   Robinson Run.................  14,126   3.36%   41,091   78%   22%  166,871
   Blacksville 2................  14,165   2.69%   47,140  100%    0%  167,402
   Humphrey.....................  13,600   2.75%    4,470  100%    0%    4,470
   Mahoning Valley..............  12,400   2.29%      494  100%    0%      494

   Central Appalachia
   Buchanan.....................  14,950   0.78%   48,627    6%   94%  136,362
   VP-3.........................  15,185   0.77%    7,890    0%  100%    7,890
   VP-8.........................  14,903   0.81%    9,721    0%  100%    9,721
   Mill Creek...................  13,657   1.36%   11,266   92%    8%   30,562
   Jones Fork...................  13,601   1.14%   21,950   67%   33%   48,631
   Amonate......................  14,051   0.70%    8,325   60%   40%    8,325
   Elk Creek....................  13,986   0.86%   24,293   38%   62%   24,293

   Illinois Basin
   Rend Lake....................  13,738   1.02%   22,093   14%   86%   57,069
   Ohio 11......................  13,500   3.13%    8,310    0%  100%   10,508

   Western U.S.
   Emery........................  12,933   0.74%   14,600   85%   15%   28,552

   Western Canada
   Cardinal River...............  14,000   0.37%    1,763    0%  100%    1,763
   Line Creek...................  13,934   0.41%   33,205    0%  100%   33,205

   The following mines were acquired subsequent to June 30, 2001. Production figures represent production while the mines were owned by American Electric Power. CONSOL Energy expects to operate these mines for approximately 6 to 12 months.

                   Average Quality and Reserves as of 6/30/01

                              Average Quality    Assigned Reserves
                                (Dry-Basis)          (6/30/01)          Total
                              ---------------- ---------------------- Accessible
                                Heat   Sulfur                         & Assigned
                              Content  Content   Total    Owned Lease  Reserves
                              (Btu/lb)   (%)   (000 tons)  (%)   (%)  (000 tons)
                              -------- ------- ---------  ----- ----- ----------
   Central Appalachia
   Meigs 2...................  12,459   3.75%      889     100%    0%     889
   Meigs 31..................  12,459   3.75%    1,052     100%    0%   1,052
   Muskingum.................  12,731   4.73%      489     100%    0%     489
   Windsor...................  13,235   3.56%    1,041     100%    0%   1,041

   CONSOL Energy assigns coal reserves to each of its mining operations, but each mine also may have access to additional accessible reserves that have not yet been assigned to a particular mine. Accessible reserves are proved and probable unassigned reserves that can be accessed by a current mining complex. These reserves may be accessed by one or more than one of CONSOL Energy's current mining operations.

   Assigned and unassigned coal reserves are proved and probable reserves which are either owned in fee or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties.

 Coal Reserves

   CONSOL Energy had an estimated 4.4 billion tons of proved and probable reserves at June 30, 2001. Reserves are the portion of the proved and probable tonnage that meet CONSOL Energy's economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels. Information with respect to proved and probable coal reserves has been determined by CONSOL Energy's geologists and mining engineers.

   CONSOL Energy's reserves are located in northern Appalachia (53%), Central Appalachia (11%), the midwestern United States (21%), the western United States and in western Canada (15%).

   The following table summarizes our reserves as of June 30, 2001. Amounts for unassigned reserves are net amounts based on various recovery rates reflecting CONSOL Energy's experience in recovering coal from seams. In reporting unassigned reserves, CONSOL Energy has assumed approximately 60% recovery of in-place coal for reserves that can be mined using the longwall method, approximately 50% recovery for in-place coal for reserves that will be mined using other underground methods and approximately 90% recovery for surface mines.

                CONSOL ENERGY PROVED AND PROBABLE COAL RESERVES
         BY PRODUCING REGION AND PRODUCT (000 TONS) AS OF JUNE 30, 2001

                         (less than or =) 1.20                         (greater than or =) 2.50
                                 lbs.             > 1.20-< 2.50 lbs.             lbs.
                               S02/MMBtu              S02/MMBtu                S02/MMBtu
                        ----------------------- ---------------------- -------------------------
                          Low    Med.    High    Low    Med.    High     Low    Med.     High              Percentage
By Region                 Btu     Btu     Btu    Btu     Btu     Btu     Btu     Btu      Btu      Total   by Region
---------               ------- ------- ------- ------ ------- ------- ------- ------- --------- --------- ----------
Northern Appalachia:
Metallurgical:
 High Vol A
  Bituminous...........     --      --      --     --      --  195,674     --      --        --    195,674     4.4
Steam:
 High Vol A
  Bituminous...........     --   49,359     --     --   10,038  43,407  49,353 129,907 1,842,329 2,124,393    48.2
 Low Vol Bituminous....     --      --      --     --      --   15,911     --      --        --     15,911     0.4
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Region Total........     --   49,359     --     --   10,038 254,992  49,353 129,907 1,842,329 2,335,978    53.0
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
Central Appalachia:
Metallurgical:
 High Vol A
  Bituminous...........   7,325     --   18,645    --      --    2,103     --      --        --     28,073     0.6
 Med. Vol Bituminous...     --    3,683  78,955    --    2,417   6,129     --      --        --     91,184     2.1
 Low Vol Bituminous....     --      --  168,382    --      --    8,204     --      --        --    176,586     4.0
Steam:
 High Vol A
  Bituminous...........  32,697  27,200   2,324 28,021  32,593  47,175     224     773    15,457   186,464     4.2
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Region Total........  40,022  30,883 268,306 28,021  35,010  63,611     224     773    15,457   482,307    10.9
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
Midwest--Illinois
 Basin:
Steam:
 High Vol B
  Bituminous...........     --      --      --     --   69,611  57,069  56,963 427,840    34,437   645,920    14.6
 High Vol C
  Bituminous...........     --      --      --     --  185,445     --   91,987     --        --    277,432     6.3
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Region Total........     --      --      --     --  255,056  57,069 148,950 427,840    34,437   923,352    20.9
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
Northern Powder River
 Basin:
Steam:
 Subbituminous B.......     --      --  248,609    --      --    4,126     --      --        --    252,735     5.7
 Subbituminous C.......     --  193,017     --     --      --      --      --      --        --    193,017     4.4
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Region Total........     --  193,017 248,609    --      --    4,126     --      --        --    445,752    10.1
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
Utah--Emery Field:
 High Vol B
  Bituminous...........     --      --   14,600         13,952     --      --      --        --     28,552     0.6
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Region Total........     --      --   14,600    --   13,952     --      --      --        --     28,552     0.6
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
Alberta, Canada:
Mountains Region:
Metallurgical:
 Med. Vol Bituminous... 102,407  32,756  26,575    --      --      --      --      --        --    161,738     3.7
 Low Vol Bituminous....     --   29,513     --     --      --      --      --      --        --     29,513     0.7
Steam:
 Low Vol Bituminous....   3,692     --      --     --      --      --      --      --        --      3,692     0.1
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Region Total........ 106,099  62,269  26,575    --      --      --      --      --        --    194,943     4.5
                        ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Total Company....... 146,121 335,528 558,090 28,021 314,056 379,798 198,527 558,520 1,892,223 4,410,884   100.0
                        ======= ======= ======= ====== ======= ======= ======= ======= ========= =========   =====
   Percent of Total....     3.3     7.6    12.7    0.6     7.1     8.6     4.5    12.7      42.9     100.0

                CONSOL ENERGY PROVED AND PROBABLE COAL RESERVES
                   BY PRODUCT (000 TONS) AS OF JUNE 30, 2001

                          (less than or =) 1.20                          (greater than or =)2.50
                                  lbs.             > 1.20-< 2.50 lbs.             lbs.
                                S02/MMBtu              S02/MMBtu                S02/MMBtu
                         ----------------------- ---------------------- -------------------------
                           Low    Med.    High    Low    Med.    High     Low    Med.     High              Percentage
By Product                 Btu     Btu     Btu    Btu     Btu     Btu     Btu     Btu      Btu      Total   by Product
----------               ------- ------- ------- ------ ------- ------- ------- ------- --------- --------- ----------
Metallurgical:
High Vol A Bituminous...   7,325     --   18,645    --      --  197,777     --      --        --    223,747     5.1
Med. Vol Bituminous..... 102,407  36,439 105,530    --    2,417   6,129     --      --        --    252,922     5.7
Low Vol Bituminous......     --   29,513 168,382    --      --    8,204     --      --        --    206,099     4.7
                         ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
 Total Metallurgical.... 109,732  65,952 292,557    --    2,417 212,110     --      --        --    682,768    15.5
                         ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
Steam:
High Vol A Bituminous...  32,697  76,599   2,324 28,021  42,631  90,582  49,577 130,680 1,857,786 2,310,857    52.4
High Vol B Bituminous...     --      --   14,600    --   83,563  57,069  56,963 427,840    34,437   674,472    15.3
High Vol C Bituminous...     --      --      --     --  185,445     --   91,987     --        --    277,432     6.3
Med. Vol Bituminous.....     --      --      --     --      --      --      --      --        --        --      --
Low Vol Bituminous......   3,692     --      --     --      --   15,911     --      --        --     19,603     0.4
Subbituminous B.........     --      --  248,609    --      --    4,126     --      --        --    252,735     5.7
Subbituminous C.........     --  193,017     --     --      --      --      --      --        --    193,017     4.4
                         ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
 Total Steam............  36,389 269,576 265,533 28,021 311,639 167,688 198,527 558,520 1,892,223 3,728,116    84.5
                         ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----
   Total................ 146,121 335,528 558,090 28,021 314,056 379,798 198,527 558,520 1,892,223 4,410,884   100.0
                         ======= ======= ======= ====== ======= ======= ======= ======= ========= =========   =====
   Percent of Total.....     3.3     7.6    12.7    0.6     7.1     8.6     4.5    12.7      42.9     100.0
                         ------- ------- ------- ------ ------- ------- ------- ------- --------- ---------   -----

   The foregoing table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

   The following table categorizes the relative Btu values (low, medium and high) for each of CONSOL Energy's producing regions in Btus per pound of coal.

   Region                                         Low       Medium       High
   ------                                       -------- ------------- --------
   Northern, Central Appalachia and Canada..... < 12,500 12,500-13,000 > 13,000
   Midwest..................................... < 11,600 11,600-12,000 > 12,000
   Northern Powder River Basin................. <  8,400  8,400- 8,800 >  8,800
   Colorado and Utah........................... < 11,000 11,000-12,000 > 12,000

   CONSOL Energy's reserve estimates are based on geological, engineering and market data assembled and analyzed by a qualified staff of geologists and engineers located at individual mines, operations offices and at its principal office. The reserve estimates and general economic criteria upon which they are based are reviewed and adjusted annually to reflect production of coal from the reserves, analysis of new engineering and geological data, changes in property control, modification of mining methods and other factors. Reserve information, including the quantity and quality of reserves, coal and surface ownership, lease payments and other information relating to CONSOL Energy's coal reserve and land holdings, is maintained through a system of interrelated computerized databases developed by CONSOL Energy.

   CONSOL Energy's reserve estimates are predicated on information obtained from its ongoing exploration drilling and in-mine channel sampling programs. Data including elevation thickness and, where samples are available, the quality of the coal from individual drill holes and channel samples are input into a computerized geological database. The information derived from the geological database is then combined with data on ownership or control of the mineral and surface interests to determine the extent of the reserves in a given area.

 Production

   In the fiscal year ended June 30, 2001, 94% of CONSOL Energy's production came from underground mines and 6% from surface mines. The percentage of CONSOL Energy's coal produced by surface mines has declined in recent years because several of its surface mines have depleted their mineable reserves, and because production from existing underground mines has increased. Nevertheless, CONSOL Energy maintains engineering expertise in both mining methods.

   Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in its underground mines. For the fiscal year ended June 30, 2001, 84% of its production came from mines equipped with longwall mining systems. Underground mines equipped with longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, these longwall mines can increase capacity at low incremental cost.

   The following table shows the production, in millions of tons, for CONSOL Energy's mines in our fiscal year ended June 30, 2001, the location of the mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us.

                                                                               Tons       Year
                                                                   Mining    Produced  Established
        Mine                Location                    Mine Type Equipment (millions) or Acquired
        ----                --------                    --------- --------- ---------- -----------
   Northern Appalachia
   Enlow Fork.............. Enon, Pennsylvania               U      LW/CM       9.9       1990
   Bailey.................. Enon, Pennsylvania               U      LW/CM      10.4       1984
   McElroy................. Glen Easton, West Virginia       U      LW/CM       6.9       1968
   Robinson Run............ Shinnston, West Virginia         U      LW/CM       5.5       1966
   Mine No. 84............. Eighty Four, Pennsylvania        U      LW/CM       2.2       1998
   Blacksville............. Wana, West Virginia              U      LW/CM       5.4       1970
   Dilworth................ Rices Landing, Pennsylvania      U      LW/CM       5.2       1984
   Shoemaker............... Moundsville, West Virginia       U      LW/CM       4.0       1966
   Loveridge............... Fairview, West Virginia          U      LW/CM       1.1       1956
   Humphrey................ Maidsville, West Virginia        U      LW/CM       0.8       1956
   Mahoning Valley......... Cadiz, Ohio                      S        S/L       0.3       1974

                                                                               Tons       Year
                                                                   Mining    Produced  Established
      Mine                           Location           Mine Type Equipment (millions) or Acquired
      ----                           --------           --------- --------- ---------- -----------
   Central Appalachia
   Buchanan................ Mavisdale, Virginia              U      LW/CM      4.5        1983
   VP--3................... Vansant, Virginia                U      LW/CM       --        1993
   VP--8................... Rowe, Virginia                   U      LW/CM      2.3        1993
   Mill Creek Complex...... Deane, Kentucky                U/S         CM      3.8        1994
   Jones Fork Complex...... Mousie, Kentucky               U/S         CM      4.2        1992
   Amonate Complex......... Amonate, Virginia                U         (1)     0.5        1925
   Elk Creek Complex....... Emmett, West Virginia            U         --       --        1993

   Illinois Basin
   Rend Lake............... Sesser, Illinois                 U      LW/CM      2.6        1986
   Ohio No.11.............. Morganfield, Kentucky            U         CM       --        1993

   Western U.S.
   Emery Mine(2)........... Emery County, Utah               U      LW/CM       --        1945

   Western Canada
   Cardinal River.......... Hinton, Alberta, Canada          S        S/L      1.5        1969
   Line Creek.............. Sparwood, British Columbia,      S        S/L      0.7        2000
                            Canada

--------
S  = Surface
U  = Underground
LW = Longwall
CM = Continuous Miner
S/L = Stripping Shovel and Front End Loaders
D  = Dragline & Dozers
(1) Amonate Complex includes operations by independent contractors.
(2) Emery has been idle for several years.

   The amounts shown for production by Cardinal River, 1.5 million tons, and Line Creek, 0.7 million tons, actually represents 50% of the production of each mine, reflecting our 50% interest in each mine.

   The following mines were acquired subsequent to June 30, 2001. Production figures represent production while the mines were owned by American Electric Power. Each of the mines is located in Northern Appalachia. CONSOL Energy expects to operate these mines for approximately 6 to 12 months.

                                                                               Tons       Year
                                                                   Mining    Produced  Established
             Mine                    Location           Mine Type Equipment (millions) or Acquired
             ----                    --------           --------- --------- ---------- -----------
   Meigs 31................ Langsville, Ohio                 U      LW/CM      2.2        2001
   Meigs 2................. Point Rock, Ohio                 U      LW/CM      2.4        2001
   Muskingum............... Cumberland, Ohio                 S          D      0.7        2001
   Windsor................. West Liberty, West Virginia      U      LW/CM      1.2        2001

   CONSOL Energy operates approximately 25% of the U.S. longwall mining systems. We operate 8 of the 20 largest underground mines in the United States.

   The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2000.

                   MAJOR U.S. UNDERGROUND COAL MINES -- 2000
                              In millions of tons

                Mine Name                    Operating Company        Production
                ---------                    -----------------        ----------
   Bailey............................. CONSOL Energy                     9.9
   Enlow Fork......................... CONSOL Energy                     9.5
   Galatia............................ The American Coal Co.             7.5
   Twentymile......................... Twentymile Coal Company           7.2
   Baker.............................. Lodestar Energy, Inc.             7.2
   McElroy............................ CONSOL Energy                     6.8
   Cumberland......................... RAG Cumberland Resources Corp.    6.5
   Emerald............................ RAG Emerald Resources Corp.       6.2
   Robinson Run....................... CONSOL Energy                     6.0
   SUFCO.............................. Canyon Fuel Company               5.9
   Mountaineer........................ Arch Coal, Inc.                   5.8
   Blacksville........................ CONSOL Energy                     5.1
   Bowie.............................. Bowie Resources, LTD              5.1
   Dilworth........................... CONSOL Energy                     4.8
   Federal No. 2...................... Eastern Associated Coal Corp.     4.8
   Powhatan No. 6..................... Ohio Valley Coal Co.              4.6
   Buchanan........................... CONSOL Energy                     4.5
   Shoal Creek........................ Drummond Company, Inc.            4.3
   Deer Creek......................... Energy West Mining Co.            4.3
   Southern Ohio...................... CONSOL Energy (formerly AEP)      4.3

--------
Source: National Mining Association

 Marketing and Sales

   We sell coal produced by our mining complexes and additional coal which is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Chicago, Norfolk, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In the fiscal year ended June 30, 2001, we sold 78 million tons of coal, including our percentage of sales in equity affiliates, 87% of which was sold in domestic markets. Our direct sales to domestic electricity generators represented 72% of total tons sold in the fiscal year ended June 30, 2001. During the fiscal year ended June 30, 2001, Allegheny Energy accounted for approximately 13% of our total revenue.

 Coal Contracts

   We sell coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. Long-term contracts contribute to the stability and profitability of our operations by providing predictability of production volumes and sales prices. During the fiscal year ended June 30, 2001, approximately 75% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

  .  Fixed price contracts; or

  .  Annually negotiated prices that reflect market conditions at the time;
     or

  . Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices or, in some cases, pass-through of actual cost changes.

   A few contracts have features of several contract types, such as provisions that allow for renegotiation of prices on a limited basis within a base-price-plus-escalation agreement. Such reopener provisions allow both the customer and us an opportunity to adjust price to a level close to then current market conditions. Each contract is negotiated separately, and the triggers for reopener provisions differ from contract to contract. Many contracts provide for a periodic resetting of prices if market prices fall outside negotiated parameters. Most of our existing contracts with reopener provisions adjust the contract price to market price at the time the reopener provision is triggered. Market price generally is based on recent published transactions for similar quantities and quality of coal. Reopener provisions could result in early termination of a contract or in requirements that certain volumes be purchased if the parties were to fail to agree on price and other terms that may be subject to renegotiation.

   The following table sets forth, as of July 1, 2001, the total tons of coal CONSOL Energy is committed to deliver at predetermined prices under existing contracts during calendar years 2002 through 2006.

                                                           Tons of Coal to be
                                                               Delivered
                                                        (in millions of nominal
                                                                 tons)
                                                        ------------------------
                                                        2002 2003 2004 2005 2006
                                                        ---- ---- ---- ---- ----
   Volume under existing contracts..................... 37.5 25.5 23.3 12.3 6.9

   The foregoing table does not include an aggregate of 22.9 million tons that we may be required to deliver in 2002 at predetermined prices:

  . under tentative agreements reached by July 1, 2001, for which no binding contracts have been negotiated or executed; and

  . upon exercise of rights by customers under existing contracts to buy more coal at previously agreed prices.

   We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees that contracts will be renewed, we frequently have been successful in the past in renewing or extending contracts.

   Contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes. Some contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally 6 to 12 months. Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in substantial price reductions or termination of the contract, at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, we or the buyer may vary the volume within specified limits.

   Our most recently negotiated contracts have had shorter terms, generally no longer than three to five years, with the opportunity to adjust the contract prices, as often as quarterly based upon market indices which are prenegotiated, to reflect changing markets.

 Distribution

   We employ transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies.

   We own 7 towboats and 6 harbor boats and a fleet of nearly 300 barges to serve customers along the Ohio and Monongahela Rivers. The barge operation allows us to control delivery schedules and serves as temporary floating storage for coal where land storage is unavailable. Approximately 32% of the coal that we produced moved on the inland waterways in the fiscal year ended June 30, 2001.

 Research and Development

   CONSOL Energy's research and development department is the largest private research organization in the United States devoted to coal. The function of the department is to identify, develop and apply technology to support the production and marketing objectives of our coal operations and to serve as a technical resource to our other departments. The research and development department works closely with our mines, preparation plants, sales offices, engineering, environmental affairs and government relations departments to address current opportunities and problems while pursuing a longer term strategic mission to maintain our competitive advantage in mining and sales.

   The strategic objectives of the research and development department are to:

  . understand and control the geological factors that can limit productivity or impair safety;

  . develop systems and procedures to optimize resource extraction and utilization;

  .  assess the value of CONSOL Energy's products in the marketplace; and

  . address operational and environmental issues that can affect its customers and, as a consequence, limit the market for our coals.

   Our research and development effort is directed at both production, or upstream, and marketing, or downstream, issues. The goal of upstream research is to reduce costs, to improve productivity and to enhance the safety of CONSOL Energy's mines and preparation plants. The downstream program supports our coal sales through the development of improved coal use technologies, and by assigning research and development staff to participate in the government regulatory process where it affects the use of coal.

GAS OPERATIONS

   CONSOL Energy produces coalbed methane, which is pipeline quality gas that resides in coal seams. In the eastern United States, conventional natural gas fields typically are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, gas in the coal seams that CONSOL Energy drills or anticipates drilling is typically in formations less than 2,500 feet deep which are usually better defined than deeper formations. CONSOL Energy believes that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations.

   Nearly all of CONSOL Energy's gas production is from its properties in southwestern Virginia. CONSOL Energy purchased Buchanan Production Company, MCNIC Oakwood Gathering Inc. and an MCN subsidiary that owned a 50% interest in Cardinal States Gathering Company in February 2000 for $163.5 million. This acquisition included working interests of 314 billion cubic feet of coalbed methane reserves and a related gathering system. Buchanan Production Company has 421 producing wells, connected by 261 miles of gathering lines. Buchanan Production Company controls about 91,000 acres of land. Gross production was on average 71.3 million cubic feet per day during June 2001.

   CONSOL Energy established a 50% equity interest in the Pocahontas Gas Partnership in 1991 and in August 2001 acquired from Conoco Inc. the additional 50% equity interest. Pocahontas Gas Partnership has 615 producing wells, connected by 292 miles of gathering lines. Pocahontas Gas Partnership controls approximately 82,000 acres of land including property adjacent to the Buchanan Production Company fields. Gross production for 100% of Pocahontas Gas Partnership was on average 53.5 million cubic feet per day during June 2001.

   CONSOL Energy has not filed reserve estimates with any federal agency.

 Drilling

   The average daily rate of production controlled by CONSOL Energy at June 30, 2001, was 98.7 million cubic feet. During the 12 months ended June 30, 2001, 2000, and 1999, Pocahontas Gas Partnership and

Buchanan Production Company drilled in the aggregate, 203, 130 and 108 development wells, all of which were productive. The net number of wells, for those periods, based on CONSOL Energy's 50% ownership in Pocahontas Gas Partnership and its 100% ownership of Buchanan Production Company following its acquisition in February 2000, were approximately 157, 82, and 54 wells, respectively. Two exploratory wells were being drilled in northern West Virginia at June 30, 2001.

 Production

   The following table sets forth CONSOL Energy's working interest production for the periods indicated.

                                                               12 Months Ended
                                                                  June 30,
                                                             -------------------
                                                              2001   2000  1999
                                                             ------ ------ -----
   Coalbed methane (in millions of cubic feet).............. 34,004 16,235 5,596

 Average Sales Prices and Lifting Costs

   The following table sets forth the average sales price per million Btu and the average lifting cost per thousand cubic feet for all of our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization.

                                                              Average Gas Sales
                                                              Price and Lifting
                                                               Cost for the 12
                                                                Months Ended
                                                                  June 30,
                                                              -----------------
                                                              2001  2000  1999
                                                              ----- ----- -----
   Average gas sales price (per million Btu)................. $5.27 $3.06 $2.05
   Average lifting cost (per thousand cubic feet)............ $0.37 $0.48 $0.54

 Productive Wells and Acreage

   The following table sets forth, at June 30, 2001, the number of producing wells, developed acreage and undeveloped acreage.

                                                                  Gross    Net
                                                                 ------- -------
     Producing Wells............................................   1,016   728.5
     Developed Acreage..........................................  60,236  44,284
     Undeveloped Acreage........................................ 133,939 105,186

   After CONSOL Energy's August 22, 2001 acquisition of 50% of Pocahontas Gas Partnership, we have 1,016 net producing wells, 60,236 net developed acres and 133,939 net undeveloped acres.

   Sixteen development wells were in the process of being drilled at June 30, 2001. All of our development wells and acreage are located in southwestern Virginia. Some leases are beyond their primary term, but such leases are extended in accordance with their terms as long as continuous drilling commitments are satisfied.

   We currently plan to drill approximately 225 wells in the six month period ending December 31, 2001, and 355 wells in the twelve month period ending December 31, 2002. Four hundred and sixty-six of these wells are proposed to be conventional coalbed methane wells drilled into coal seams not yet mined. The remaining wells are to be drilled into mine areas to produce gob gas, which is methane gas that has collected in abandoned areas of underground coal mines.

 Sales

   CONSOL Energy generally has not entered into long-term gas supply contracts with end-users. CONSOL Energy generally sells its gas under short-term contracts with a term of less than 30 days.

 Distribution

   Pocahontas Gas Partnership and Buchanan Production Company both built separate gathering systems in their gas fields to deliver gas to market. While each gathering system begins at the individual wellhead, gas from wells is transported to market in each case by the Cardinal States Gathering Company's major pipeline system. Both Pocahontas Gas Partnership and Buchanan Production Company possess capacity rights on Cardinal States Gathering Company's system. On August 22, 2001, CONSOL Energy acquired the remaining 25% of Cardinal States Gathering Company, which owns and operates two major pipelines. The first pipeline is a 50-mile, 16-inch pipeline that is capable of transporting 100 million cubic feet of gas per day. This pipeline has processing and compression facilities and connects with a Columbia Transmission pipeline located in Mingo County, West Virginia. The second pipeline is a 30-mile, 20-inch pipeline capable of transporting 150 million cubic feet of gas per day. This pipeline also connects with a Columbia Transmission pipeline in Wyoming County, West Virginia.

 Gas Reserves

   CONSOL Energy's gas reserves are either owned in fee or leased. The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is gross, and includes 50% of the reserves for Pocahontas Gas Partnership which CONSOL Energy owned for the periods presented. These are its working interest reserves. Proved developed and undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations.

                                                      Gas Reserves
                                          ------------------------------------
                                                (millions of cubic feet)
                                              As of June 30,         As of
                                          ----------------------- December 31,
                                           2001    2000    1999       1998
                                          ------- ------- ------- ------------
Estimated proved developed reserves...... 261,426 178,690  72,749    75,826
Estimated proved undeveloped reserves.... 519,081 568,123 394,260   394,261
                                          ------- ------- -------   -------
Total estimated proved developed and
 undeveloped reserves.................... 780,507 746,813 467,009   470,087

 Discounted Future Net Cash Flows

   The following table shows, for CONSOL Energy's gross estimated proved developed and undeveloped reserves, its estimated future net cash flows and total standardized measure of discounted future net cash flows (net of income taxes).

                                         Discounted Future Net Cash Flows
                                     -----------------------------------------
                                                 ($ in thousands)
                                            As of June 30,           As of
                                     ---------------------------- December 31,
                                       2001      2000      1999       1998
                                     -------- ---------- -------- ------------
Future net cash flows............... $551,607 $1,150,826 $195,018   $222,147
Total standardized measure of
 discounted future net cash flows... $189,156 $  494,581 $ 63,340   $ 71,500

OTHER

   CONSOL Energy provides other services both to its own operations and to others who wish to purchase services. These include terminal services, river and dock services, industrial supply services and waste disposal services.

 Terminal Services

   More than 127 million tons of coal have been shipped through CONSOL Energy's exporting terminal in the Port of Baltimore during the terminal's 17 years of operation. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation. In the twelve months ended June 30, 2001, 6.1 million tons of coal were shipped through the terminal. Approximately 75% of the tonnage shipped was produced by our coal mines. The terminal has the capacity to ship 18 million tons annually.

   CONSOL Energy also owns a 23% interest in the Neptune Bulk Terminal located in Vancouver, Canada. The terms of the contract governing this joint venture permit CONSOL Energy to ship coal through the terminal at cost. CONSOL Energy believes that this arrangement gives it a competitive advantage in selling coal mined from its Cardinal River and Line Creek operations.

 River and Dock Services

   CONSOL Energy's river operation, located in Elizabeth, Pennsylvania, transports coal from our mines with river loadout facilities along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania to customers along these rivers. The river operation employs 7 company-owned towboats and nearly 300 barges. In the twelve months ended June 30, 2001, our river vessels transported 16.7 million tons of coal.

   CONSOL Energy provides dock services at Kellogg Dock, located on the Mississippi River in southern Illinois, and Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania, north of the Dilworth mine. Kellogg Dock transfers coal from our Rend Lake mine. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system. These facilities can ship up to 6 million tons of coal per year.

 Waste Disposal Services

   CONSOL Energy operates an ash disposal facility on a 61-acre site in northern West Virginia to handle ash residues for coal customers that are unable to dispose of ash on-site at their generating facilities. This facility became operational in early 1994. The ash disposal facility can process 200 tons of material per hour. CONSOL Energy has a long-term contract with a cogeneration facility to supply coal and take the residual fly ash and bottom ash. Bottom ash is sold locally for road construction and other purposes.

   CONSOL Energy entered into a joint venture, Universal Aggregates, LLC, with SynAggs Inc., to commercialize the manufacturing of aggregate from coal combustion by-product. The aggregate is manufactured into temperature-cured pellets from flue gas desulfurization (scrubber) sludge, pulverized coal fly ash and spray dryer ash. The product is intended to be used for highway paving material and the production of concrete block. Universal Aggregates continues to test its product at various northeastern and southeastern United States locations.

 Industrial Supply Services

   Fairmont Supply Company, a CONSOL Energy subsidiary, is one of the largest general-line distributors of mining and industrial supplies in the United States. Fairmont Supply has 12 customer service centers nationwide. All Fairmont Supply sites are linked by computer to manage large inventories of name-brand parts, supplies and equipment, which helps reduce Fairmont Supply's distribution and product acquisition costs.

   Fairmont Supply also provides integrated supply procurement and management services. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distributor to minimize total cost in the maintenance, repair and operating supply chain. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

   Fairmont Supply provides mine supplies to CONSOL Energy's mining operations. Approximately 40% of Fairmont Supply's sales in the twelve months ended June 30, 2001 were made to CONSOL Energy's mines.

 Land Resources

   CONSOL Energy is developing its property through new business opportunities which focus on assets previously used primarily to support its coal operations or which currently are not utilized. CONSOL Energy has created a new subsidiary to focus on the full utilization and development of these resources. CONSOL Energy expects to increase the value of its property assets by:

  . Developing surface properties for commercial uses other than coal mining or gas development when the location of the property is suitable;

  . Deriving royalty income from coal, oil and gas reserves CONSOL Energy owns but does not intend to develop itself;

  . Deriving income from the sustainable harvesting of timber on land CONSOL Energy owns; and

  . Deriving income from the rental of surface property for agricultural uses.

   CONSOL Energy's objective is to improve the return on these assets without detracting from its core businesses and without significant additional capital investment.

EMPLOYEE AND LABOR RELATIONS

   At June 30, 2001, CONSOL Energy had 7,230 employees, 3,465 of whom were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 1998. The National Bituminous Coal Wage Agreement became effective on January 1, 1998, and will expire on December 31, 2002. This agreement is negotiated with the United Mine Workers of America by the Bituminous Coal Operators' Association on behalf of its members, which include several of CONSOL Energy's subsidiaries. The National Bituminous Coal Wage Agreement also serves as a pattern agreement for other coal producers with employees represented by the United Mine Workers of America. About 30% of United States miners are represented by the United Mine Workers of America. In addition, we are currently in collective bargaining negotiations with the International Union of Operating Engineers which represents miners at the Line Creek mine. In the event a new collective bargaining agreement is not reached, employees may refuse to continue to work under the expired collective bargaining agreement.

REGULATIONS

   The coal mining and gas industries are subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of properties after mining or gas operations are completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining and gas operations on groundwater quality and availability. In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for CONSOL Energy's coal. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on CONSOL Energy's mining or gas operations or its customers' ability to use coal or gas and may require CONSOL Energy or its customers to change their operations significantly or incur substantial costs.

   Numerous governmental permits or approvals are required for mining and gas operations. CONSOL Energy may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment. All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Future legislation and administrative regulations may emphasize the protection of the environment and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

   While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities in the amount of approximately $2.9 million for the twelve months ended June 30, 2001, compared to $1.6 million for the twelve months ended June 30, 2000, and $1.3 million for the twelve months ended December 31, 1998. These costs are in addition to reclamation costs. Compliance with these laws has substantially increased the cost of coal mining and gas production, but is, in general, a cost common to all domestic coal and gas producers.

 Mine Health and Safety Laws

   Stringent health and safety standards have been imposed by federal legislation since 1969 when the federal Coal Mine Safety and Health Act of 1969 was adopted. The Mine Safety and Health Act of 1969 resulted in increased operating costs and reduced productivity. The federal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Mine Safety and Health Act of 1969, imposes comprehensive safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Mine Safety and Health Act of 1969 and the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits to disabled coal miners with black lung and to certain survivors of miners who die from black lung.

   Most of the states in which CONSOL Energy operates have state programs for mine safety and health regulation and enforcement. The combination of federal and state safety and health regulations in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting the industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on CONSOL Energy's operating costs. However, CONSOL Energy's competitors in all of the areas in which it operates are subject to the same degree of regulation.

 Black Lung Legislation

   Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

  .  current and former coal miners totally disabled from black lung disease;

  .  certain survivors of a miner who dies from black lung disease; and

  . a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits.

   In addition to the federal legislation, we are also liable under various state statutes for black lung claims. Our black lung benefits liabilities totaled approximately $448 million at June 30, 2001.

   In recent years, legislation on black lung reform has been introduced but not enacted in Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition and results of operations.

   The United States Department of Labor issued a final rule, effective January 19, 2001, amending the regulations implementing the federal black lung laws. The amendments give greater weight to the opinion of the claimant's treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the black lung regulations could significantly increase our exposure to black lung benefits liabilities. The National Mining Association, an industry association of which CONSOL Energy is a member, challenged the amendments in the United States District Court for the District of Columbia. On August 9, 2001, the Court lifted a temporary injunction blocking the Labor Department's processing of black lung benefit claims after dismissing the National Mining Association's challenge to the amendments and upheld the new regulations.

 Workers' Compensation

   CONSOL Energy is required to compensate employees for work-related injuries. Our workers' compensation liabilities were $306 million at June 30, 2001. The amount we expensed in fiscal year 2001 was $55 million, while the related cash payment for this liability was $50 million. In addition, several states in which we operate consider changes in workers' compensation laws from time to time. Such changes, if enacted, could adversely affect CONSOL Energy.

 Retiree Health Benefits Legislation

   The Coal Industry Retiree Health Benefit Act of 1992 requires CONSOL Energy to make payments to fund the cost of health benefits for our and other coal industry retirees. We made payments for such health benefits of $33 million in fiscal year 2001.

 Environmental Laws

   CONSOL Energy is subject to various federal environmental laws, including

  .  the Surface Mining Control and Reclamation Act of 1977,

  .  the Clean Air Act,

  .  the Clean Water Act,

  .  the Comprehensive Environmental Response, Compensation and Liability
     Act, and

  . the Resource Conservation Recovery Act, as well as state laws of similar scope in each state in which CONSOL Energy operates.

   These environmental laws require permitting and/or approval of many aspects of coal mining and gas operations, and to that end both federal and state inspectors regularly visit mines and other facilities to assure compliance. CONSOL Energy has ongoing compliance and permitting programs to assure compliance with such environmental laws.

   Given the retroactive nature of certain environmental laws, CONSOL Energy has incurred and may in the future incur liabilities in connection with properties and facilities currently or previously owned or operated as well as sites to which CONSOL Energy or its subsidiaries sent waste materials.

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

   CONSOL Energy accrues for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary, over the estimated recoverable tons of the property. The establishment of liability for the current disturbance and final mine closure reclamation is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and production levels. Our reclamation and mine-closing liabilities were $315 million at June 30, 2001. These obligations are unfunded. The amount that was expensed for fiscal year 2001 was $21 million, while the related cash payment for such liability during the same period was $23 million. Our future operating results would be adversely affected if these accruals are determined to be insufficient.

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

   The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal fueled electric power generating plants. Coal contains impurities, such as sulfur, mercury, chlorine and other regulated constituents, many of which are released into the air when coal is burned. New environmental regulations governing emissions from coal-fired electric generating plants could reduce demand for coal as a fuel source and affect the volume of our sales. For example, the federal Clean Air Act places limits on sulfur dioxide emissions from electric power plants. In order to control sulfur dioxide, our customers install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to other, lower sulfur fuels. The cost of installing scrubbers at existing plants is significant and emission allowances may become more expensive as their availability declines. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to lower sulfur coal or other low-sulfur fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the cost of production of our higher sulfur coals.

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

 Framework Convention On Global Climate Change

   The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The United States has not ratified the emissions targets. However, if comprehensive regulations focusing on greenhouse gas emissions are implemented by the United States, it would have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of coalbed methane gas also may affect the use of coal as an energy source.

 Clean Water Act

   The Federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated effluent waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. CONSOL Energy believes it has obtained all permits required under the Clean Water Act and corresponding state laws and is in substantial compliance with such permits. However, there can be no assurance that new requirements under the Clean Water Act and corresponding state laws will not cause CONSOL Energy to incur significant additional costs that could adversely affect its operating results.

 Comprehensive Environmental Response, Compensation and Liability Act
 (Superfund)

   The Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state laws create liabilities for investigation and remediation of releases of hazardous substances into the environment and for damages to natural resources. Our current and former coal mining operations currently incur, and will continue to incur, expenditures associated with the investigation and remediation of environmental matters, including underground storage tanks, solid and hazardous waste disposal and other matters under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental laws. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act.

   From time to time, we have been the subject of administrative proceedings, litigation and investigations relating to environmental matters. We have been named as a potentially responsible party at several Superfund sites. We may become involved in future proceedings, litigation or investigations and incur liabilities that could be materially adverse to us.

   The magnitude of the liability and the cost of complying with environmental laws cannot be predicted with certainty due to the lack of specific information available with respect to many sites, the potential for new or changed laws and regulations and for the development of new remediation technologies and the uncertainty regarding the timing of work with respect to particular sites. As a result, we may incur material liabilities or costs related to environmental matters in the future and such environmental liabilities or costs could adversely affect our results and financial condition. In addition, there can be no assurance that changes in laws or regulations would not affect the manner in which we are required to conduct our operations.

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

 Federal Regulation of the Sale and Transportation of Gas

   Various aspects of CONSOL Energy's gas operations are regulated by agencies of the Federal government. The Federal Energy Regulatory Commission regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the Federal government has regulated the prices at which gas could be sold. While "first sales" by producers of natural gas, and all sales of condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the Natural Gas Policy Act in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act. The Natural Gas Wellhead Decontrol Act removed all Natural Gas Act and Natural Gas Policy Act price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

   Commencing in April 1992, the Federal Energy Regulatory Commission issued Order Nos. 636, 636-A, 636-B, 636-C and 636-D, which require interstate pipelines to provide transportation services separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipeline operators to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate CONSOL Energy's production activities, the Federal Energy Regulatory Commission has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry.

   The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its open access regulations. In particular, the Federal

Energy Regulatory Commission has reviewed its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the Federal Energy Regulatory Commission issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to "fine tune" the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include:

  (1) waiving the price ceiling for short-term capacity release transactions until September 30, 2002, and subject to review, a possible extension of the program at that time;

  (2) permitting value-oriented peak/off-peak rates to better allocate revenue responsibility between short-term and long-term markets;

  (3) permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline;

  (4) revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties;

  (5) retaining the right of first refusal and the five year matching cap for long-term shippers at maximum rates, but significantly narrowing the right of first refusal for customers that the Federal Energy Regulatory Commission does not deem to be captive; and

  (6) adopting new web site reporting requirements that include daily transactional data on all firm and interruptible contracts and daily reporting of scheduled quantities at points or segments.

   The new reporting requirements became effective September 1, 2000. CONSOL Energy cannot predict what action the Federal Energy Regulatory Commission will take on these matters, nor can it accurately predict whether the Federal Energy Regulatory Commission's actions will, over the long term, achieve the goal of increasing competition in markets in which CONSOL Energy's gas is sold. However, CONSOL Energy does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

   The Federal Energy Regulatory Commission has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the Federal Energy Regulatory Commission does not have jurisdiction over services provided these facilities, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. CONSOL Energy's gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although CONSOL Energy does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the Federal Energy Regulatory Commission's approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to Federal Energy Regulatory Commission regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

   CONSOL Energy owns certain natural gas pipeline facilities that it believes meet the traditional tests which the Federal Energy Regulatory Commission has used to establish a pipeline's status as a gatherer not subject to the Federal Energy Regulatory Commission jurisdiction. Whether on state or federal land, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

   Additional proposals and proceedings that might affect the gas industry are pending before Congress, the Federal Energy Regulatory Commission, the Minerals Management Service, state commissions and the courts. CONSOL Energy cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, CONSOL Energy does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of CONSOL Energy or its subsidiaries. No material portion of CONSOL Energy's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Federal government.

 State Regulation of Gas Operations--United States

   CONSOL Energy's operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations.
CONSOL Energy's operations are also subject to various conservation laws and regulations. These include the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of gas properties. In addition, state conservation laws establish maximum rates of production from gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and CONSOL Energy is unable to predict the future cost or impact of complying with such regulations.

                               EXECUTIVE OFFICERS

   The following is a list of CONSOL Energy's executive officers, their ages and their positions and offices held with CONSOL Energy during the last five years.

 Name                   Age                      Position
 ----                   ---                      --------
 J. Brett Harvey....... 51  President and Chief Executive Officer and Director
 Christoph Koether..... 43  Executive Vice President-Administration and
                            Director
 Dan R. Baker.......... 51  Executive Vice President-Operations
 Ronald E. Smith....... 52  Executive Vice President-Engineering Services,
                            Environmental Affairs & Exploration
 Ronald J. FlorJancic.. 51  Executive Vice President-Marketing
 William J. Lyons...... 52  Senior Vice President and Chief Financial Officer
 Daniel L. Fassio...... 54  Vice President and Secretary

   J. Brett Harvey has been President and Chief Executive Officer and a Director of CONSOL Energy since January 1998. Prior to joining CONSOL Energy, Mr. Harvey served as the President and Chief Executive Officer of PacifiCorp Energy Inc., a subsidiary of PacifiCorp, from March 1995 until January 1998. Mr. Harvey also was President and Chief Executive Officer of Interwest Mining Company from January 1993 until January 1998 and Vice President of PacifiCorp Fuels from November 1994 until January 1998. Mr. Harvey is a member of the Board of Directors of the National Mining Association, the National Coal Council and the Utah Mining Association.

   Christoph Koether has been Executive Vice President-Administration since July 2001 and a Director of CONSOL Energy since February 2001. He held various positions within RWE Rheinbraun AG, including Vice President and Division Head-Corporate Planning and Controlling from 1998 to 2001 and Vice President and Head of the Finance Department and Treasury from 1996 to 1997. He has also been a board member and managing director of various subsidiaries of RWE Rheinbraun AG.

   Dan R. Baker has been Executive Vice President-Operations of CONSOL Energy since November 1, 1999. He served from January 1998 until November 1999 as President and Chief Executive Officer of Interwest Mining Company, a subsidiary of PacifiCorp, and as Vice President-Fuels for PacifiCorp. From 1987 until January 1998, Mr. Baker was Vice President-Operations for Interwest.

   Ronald E. Smith has been Executive Vice President-Engineering Services, Environmental Affairs & Exploration of CONSOL Energy since April 1, 1992.

   Ronald J. FlorJancic has been Executive Vice President-Marketing of CONSOL Energy since May 1995. He was Vice President-Sales from December 1993 to May 1995 and Vice President-Supply and Distribution from January 1992 to December 1993.

   William J. Lyons has been Senior Vice President and Chief Financial Officer of CONSOL Energy since February 1, 2001. From January 1, 1995 to February 1, 2001, Mr. Lyons held the position of Vice President- Controller for CONSOL Energy.

   Daniel L. Fassio has been Vice President, General Counsel and Secretary of CONSOL Energy since March 1994.

Item 2. Properties.

   See "Coal Operations" and "Gas Operations" in Item 1 of this 10-K for a description of CONSOL Energy's properties.

Item 3. Legal Proceedings.

   CONSOL Energy is subject to various lawsuits and claims with respect to matters such as personal injury, wrongful death, damage to property, exposure to hazardous substances, environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business.

   CONSOL Energy has recognized a liability related to a waste disposal site for which a $3.3 million liability was accrued. CONSOL Energy paid $1.28 million for remediation of this waste disposal site, thereby reducing the liability to $1.99 million at June 30, 2001.

   In the opinion of management, the ultimate liabilities resulting from pending lawsuits and claims will not materially affect its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

 Common Stock Market Prices and Dividends

   Our common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated.

                               COMMON STOCK PRICE

                                                          High   Low   Dividends
                                                         ------ ------ ---------
Fiscal Year 2000
  Quarter Ended September 30, 1999...................... $14.56 $10.62   $.28
  Quarter Ended December 31, 1999.......................  14.75   9.62    .28
  Quarter Ended March 31, 2000..........................  12.62   9.94    .28
  Quarter Ended June 30, 2000...........................  17.12   9.94    .28
Fiscal Year 2001
  Quarter Ended September 30, 2000......................  21.06  15.00    .28
  Quarter Ended December 31, 2000.......................  28.00  16.13    .28
  Quarter Ended March 31, 2001..........................  37.70  24.88    .28
  Quarter Ended June 30, 2001...........................  42.48  25.00    .28

   On September 11, 2001, there were approximately 11,800 holders of record of our common stock.

   Our Board of Directors intends to continue its policy of paying quarterly dividends. However, the future declaration and payment of dividends and the amount of dividends will depend upon, among other things, general business conditions, our financial results, contractual and legal restrictions on our payment of dividends, our credit rating, our planned investments and such other factors as our board of directors deems relevant. Our credit facilities currently do not contain covenants restricting our ability to declare and pay dividends.

Item 6. Selected Financial Data.
     (In thousands)


                                                              Six Months
                            Twelve Months Ended June 30,        Ended     Twelve Months Ended December 31,
STATEMENT OF INCOME DATA  ----------------------------------   June 30,  -----------------------------------
                             2001        2000        1999        1999       1998        1997        1996
                          ----------  ----------  ----------  ---------- ----------- ----------- -----------
                                                  (Unaudited)

Revenue
Sales(1)................  $2,137,018  $2,094,850  $2,243,867  $1,081,922 $ 2,295,430 $ 2,285,197 $ 2,336,014
Freight(1)..............     160,940     165,934     191,556      80,487     230,041     246,951     279,861
Other income............      70,457      64,359      56,635      28,560      54,562      64,441      60,940
                          ----------  ----------  ----------  ---------- ----------- ----------- -----------
    Total revenue.......   2,368,415   2,325,143   2,492,058   1,190,969   2,580,033   2,596,589   2,676,815

Costs
Cost of goods sold and
 other operating
 charges................   1,568,683   1,498,982   1,634,691     790,119   1,590,176   1,587,790   1,683,396
Freight expense.........     160,940     165,934     191,556      80,487     230,041     246,951     279,861
Selling, general and
 administrative
 expense................      63,043      62,164      60,003      30,218      59,475      60,052      57,794
Depreciation, depletion
 amortization...........     243,272     249,877     242,260     121,237     238,584     233,304     235,159
Interest expense........      57,598      55,289      55,860      30,504      48,138      45,876      44,510
Taxes other than
 income.................     158,066     174,272     196,831      98,244     201,137     188,940     187,396
Export sales excise tax
 resolution.............    (123,522)        --          --          --          --          --          --
Restructuring costs.....         --       12,078         --          --          --          --          --
                          ----------  ----------  ----------  ---------- ----------- ----------- -----------
    Total costs.........   2,128,080   2,218,596   2,381,201   1,150,809   2,367,551   2,362,913   2,488,116
                          ----------  ----------  ----------  ---------- ----------- ----------- -----------
Earnings before income
 taxes..................     240,335     106,547     110,857      40,160     212,482     233,676     188,699
Income taxes
 (benefits).............      56,685        (493)      2,518         121      37,845      49,887      35,970
                          ----------  ----------  ----------  ---------- ----------- ----------- -----------
Net income..............  $  183,650  $  107,040  $  108,339  $   40,039 $   174,637 $   183,789 $   152,729
                          ==========  ==========  ==========  ========== =========== =========== ===========
Earning per share:
  Basic(2)..............  $     2.34  $     1.35  $     1.37  $     0.62 $      1.73 $      1.69 $      1.40
                          ==========  ==========  ==========  ========== =========== =========== ===========
  Dilutive(2)...........  $     2.33  $     1.35  $     1.37  $     0.62 $      1.73 $      1.69 $      1.40
                          ==========  ==========  ==========  ========== =========== =========== ===========
Weighted average number
 of common shares
 outstanding:
  Basic.................  78,613,580  79,499,576  78,990,497  64,784,685 100,820,599 108,806,714 108,806,714
                          ==========  ==========  ==========  ========== =========== =========== ===========
  Dilutive..............  78,817,935  79,501,326  78,990,497  64,784,685 100,820,599 108,806,714 108,806,714
                          ==========  ==========  ==========  ========== =========== =========== ===========

                                    At June 30,                       At December 31,
BALANCE SHEET DATA        ----------------------------------  ---------------------------------
                             2001        2000        1999        1998        1997       1996
(In thousands)            ----------  ----------  ----------  ----------  ---------- ----------

Working capital
 (deficiency)...........  $ (368,112) $ (375,074) $ (261,427) $ (602,428) $   77,313 $  358,030
Total assets............   3,894,971   3,866,311   3,875,026   3,863,390   3,548,011  3,857,508
Short-term debt.........     360,063     464,310     345,525     551,719      55,051     46,378
Long-term debt
 (including current
 portion)...............     303,561     307,362     326,495     430,888     397,257    449,170
Total deferred credits
 and other liabilities..   2,378,323   2,358,725   2,423,483   2,433,899   2,262,702  2,315,397
Stockholders' equity
 (deficit)..............     351,647     254,179     254,725    (103,221)    302,765    578,976

                                                   Six
                                                 Months
                           Twelve Months Ended    Ended    Twelve Months Ended
                                June 30,          June        December 31,
OTHER OPERATING DATA     -----------------------   30,   -----------------------
                          2001    2000    1999    1999    1998    1997    1996
                         ------- ------- ------- ------- ------- ------- -------
Operating Data:
Coal
Tons sold (in
 thousands)(4)(5).......  77,690  78,714  78,786  38,553  77,729  75,170  77,000
Tons produced (in
 thousands)(5)..........  71,858  73,073  76,425  38,244  75,769  72,505  71,411
Productivity (tons per
 manday)(5).............   42.21   44.23   39.70   39.86   40.11   38.46   34.57
Average production cost
 ($ per ton
 produced)(5)...........  $21.35  $20.00  $21.26  $21.47  $20.99  $21.05  $21.87
Average sales price of
 tons produced ($ per
 ton produced)(5).......  $23.93  $23.66  $25.51  $25.12  $26.41  $26.49  $26.29
Coal reserves (tons in
 millions)(5)(6)........   4,411   4,461   4,705   4,705   4,755   4,776   5,063
Number of mining
 complexes (at period
 end)...................      23      22      24      24      25      24      26

Gas
Gross sales volume
 produced (in
 mmbtu)(5)..............  33,494  15,991   5,512   3,007   5,942   6,414   6,470
Average sale price ($
 per mmbtu)(5)..........  $ 5.27  $ 3.06  $ 2.05  $ 2.07  $ 2.34  $ 2.68  $ 2.84
Average costs ($ per
 mmbtu)(5)..............  $ 2.58  $ 1.80  $ 2.37  $ 2.31  $ 2.09  $ 1.57  $ 1.62
Gross estimated proved
 reserves
 (in mmcf)(5)(7)........ 780,507 746,813 467,009 467,009 470,087 457,995 415,487

                                                             Six
                                                           Months         Twelve Months Ended
                         Twelve Months Ended June 30,       Ended            December 31,
OTHER FINANCIAL DATA     -------------------------------  June 30,   -------------------------------
                           2001       2000       1999       1999       1998       1997       1996
(In thousands)           ---------  ---------  ---------  ---------  ---------  ---------  ---------

Capital expenditures.... $ 213,999  $ 142,598  $ 240,667  $ 105,099  $ 254,515  $ 200,617  $ 169,367
EBIT(3).................   262,052    156,165    159,107     68,438    250,089    256,934    212,708
EBITDA(3)...............   505,324    406,042    401,367    189,675    488,673    490,238    447,867
Net cash provided by
 operating activities...   435,683    295,028    321,245     84,995    395,313    427,913    372,582
Net cash provided by
 (used in) investing
 activities.............  (233,165)  (299,554)  (186,316)  (100,790)  (235,918)    52,243   (251,236)
Net cash provided by
 (used in) financing
 activities.............  (194,074)   (10,852)  (132,016)     8,069   (146,898)  (501,354)  (119,254)

--------
(1) See Note 27 of Notes to Consolidated Financial Statements for sales and freight by operating segment.

(2) Basic earnings per share is computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 204,335 and 1,750 for the 12 months ended June 30, 2001 and 2000. There were no dilutive employee or non-employee director stock options for any of the other periods presented.

(3) EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company's operating performance before debt expense and its cash flow. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

(4) Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 3.1 million tons in the twelve months ended June 30, 2001, 3.5 million tons in the twelve months ended June 30, 2000, 3.9 million tons in the twelve months ended June 30, 1999, 2.2 million tons in the six months ended June 30, 1999, 3.2 million tons for the twelve months ended December 31, 1998, 3.1 million tons in the twelve months ended December 31, 1997 and 3.2 million tons in the twelve months ended December 31, 1996. CONSOL Energy sold 0.7 million tons in the twelve months ended June 30, 2001 that were produced by equity affiliates. No sales from equity affiliates occurred in other periods.

(5) For entities that are not wholly owned but in which CONSOL Energy owns at least 50% of the equity, includes a percentage of their production, sales or reserves equal to CONSOL Energy's percentage equity ownership.

(6) Represents proved and probable reserves at period end.

(7) Represents proved developed and undeveloped gas reserves at end of period.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

 General

   CONSOL Energy's net income was $184 million for the year ended June 30, 2001, a 71.6% increase over net income of $107 million for the year ended June 30, 2000. The increase was due to several factors.

   During the 2001 period, CONSOL Energy recognized approximately $124 million of expense reductions related to excise taxes paid on export sales of coal that have been determined to be unconstitutional. CONSOL Energy had filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were paid during the period 1991 through 1999. During the 2001 period, CONSOL Energy recognized $93 million of pre-tax earnings net of other charges and $31 million of interest income net of other charges related to these claims.

   Coal sales for the 2001 period were 77.7 million tons, including a portion of sales by equity affiliates, of which 74.6 million tons were produced from CONSOL Energy's operations, from our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales in the 2000 period of 78.7 million tons, of which 75.2 million tons were produced from CONSOL Energy's operations or sold from inventory of company-produced coal. During the 2001 period, demand for coal was strong in CONSOL Energy's principal market areas. However, our coal operations were unable to satisfy demand due to production shortfalls and low inventory levels at our mines. Total inventory levels of company produced coal, including a percentage of inventories of equity affiliates, at the end of the 2001 period were 1.4 million tons compared with 4.0 million tons at the end of the 2000 period.

   Production shortfalls were due primarily to adverse geological conditions at Mine 84 in Pennsylvania. Production at Mine 84 was 2.2 million tons for the 2001 period compared to 5.7 million tons for the 2000 period. Mine 84 encountered a sandstone intrusion in the first half of the 2001 period that ran across several longwall coal panels. Because the sandstone is harder than coal, mining advance rates were slowed for both the longwall and continuous mining machines. Mine plan adjustments were made that shortened the normal length of several longwall panels to avoid the worst of the sandstone area. Although Mine 84's production had improved in the quarter ended June 30, 2001 compared to the quarter ended March 31, 2001, operating conditions have not improved. Since July 2001, longwall mining activities at Mine 84 have been limited. The longwall system has been removed for refurbishment, and production has been suspended. We will continue with development activities in a different section of the mine. The development status of the mine is expected to continue through December 31, 2001.

   Sales of coalbed methane gas contributed 40% of our total earnings before income taxes for the 2001 period. Production and sales volumes of coalbed methane gas, including the percentage attributable to production and sales volumes of equity affiliates, increased 115% when compared to the 2000 period due primarily to our acquisition of additional coalbed methane production wells in the third quarter of the 2000 period. Gross gas sales volumes, including the percentage attributable to sales volumes of equity affiliates, were 33.5 billion cubic feet for the 2001 period compared to 15.6 billion cubic feet for the 2000 period.

   Nationwide, prices for gas rose in the 2001 period compared with the 2000 period. The price increase was attributable to higher demand for gas and lower gas inventories. Our average sale prices, including percentages attributable to sales by equity affiliates, improved 72.2% in the 2001 period when compared to the 2000 period. Average sales price for gas sold, including percentages attributable to sales by equity affiliates, was $5.27/MMBtu (dollars per million Btu). During the 2001 period, most of CONSOL Energy gas was sold under short-term contracts with terms, typically, of 30 days with excess production being sold on a daily basis. CONSOL Energy had one longer-term contract to sell 38 million cubic feet of gas per day during the first four months of the 2001 period at a price of $3.20/MMBtu, which was less than the prevailing market price at the time.

   During the 2001 period, CONSOL Energy approved a new incentive compensation program for eligible full-time employees. This program was designed to increase compensation payable to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. CONSOL Energy reached its performance targets for the 2001 period and accordingly accrued approximately $19 million of expenses related to this program. In addition, CONSOL Energy approved a program to grant stock options to eligible full-time employees. Under this program, eligible employees received a grant of 100 stock options to purchase CONSOL Energy shares at the fair market value on the date of the option grant ($30.18 per share). There is a one-year vesting requirement on these options.

   CONSOL Energy also initiated a conversion to a new integrated information technology system to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will be implemented in stages over the next three years at an estimated capitalized cost of $39 million.

Results of Operations

 Twelve Months Ended June 30, 2001 compared with Twelve Months Ended June 30,
 2000

  Net Income

   CONSOL Energy's net income for the year ended June 30, 2001 was $184 million compared with $107 million for the year ended June 30, 2000. The increase of $77 million was primarily due to the resolution of claims by CONSOL Energy related to export sales excise taxes that were declared unconstitutional. Also, net income increased due to increased gas sales volumes and prices, a reversal of accruals for export sales excise taxes which are no longer owed, and the completion of the restructuring program. These increases to net income were partially offset by increased income tax expense primarily due to higher pretax earnings and loss of percentage depletion benefits, reduced revenues from coal sales primarily due to reduced sales volumes, and higher production costs due mainly to adverse geological conditions at Mine 84.

  Revenue

   Sales increased $42 million, or 2.0%, to $2,137 million for the 2001 period from $2,095 million for the 2000 period.

   Revenues from the sale of coalbed methane gas and gathering fees increased $82 million to $130 million in the 2001 period from $48 million in the 2000 period. Average sales prices increased 69.3% to $5.18 per MMbtu for the 2001 period compared to $3.06 per MMbtu for the 2000 period. The increase was also due to higher volumes as a result of the acquisition of Buchanan Production Company and Oakwood Gathering Inc. on February 25, 2000 and the inclusion of their results for the entire 2001 period.

   Revenues from the sale of Produced Coal decreased by $5 million, or 0.3%, to $1,781 million in the 2001 period from $1,786 million in the 2000 period. Produced Coal sales volumes were 73.8 million tons in the 2001 period, a decrease of 1.4 million tons, or 1.9%, from the 75.2 million tons sold in the 2000 period. This was primarily due to lower production at Mine 84 resulting from adverse geological conditions in the 2001 period. In the quarter ended December 31, 2000 and continuing throughout the remainder of the fiscal year ended June 30, 2001, Mine 84 encountered a sandstone intrusion in the coal seam that ran across several longwall coal panels. Because sandstone is harder than coal, mining advance rates were slowed for both longwall and continuous mining machines. Production for Mine 84 was 2.2 million tons in the 2001 period compared to 5.7 for the 2000 period. Production in the quarter ended June 30, 2001 was 0.6 million tons compared to 0.3 million tons in the quarter ended March 31, 2001. Average sales prices increased 1.6% to $24.12 per ton for the 2001 period from $23.74 per ton for the 2000 period. The increase in average sales price was due primarily to demand increases and low inventory levels at both our mines and at our customers' power stations.

   Revenues from the sale of Purchased Coal decreased by $8 million, or 8.0%, to $95 million in the 2001 period from $103 million in the 2000 period. Sales volumes of Purchased Coal were 3.1 million tons in the 2001 period, a decrease of 0.4 million tons, or 10.6%, compared to the 3.5 million tons sold in the 2000 period. The decrease in tons sold primarily reflect a renegotiated contract that allows company-produced coal to be shipped in the 2001 period instead of coal purchased from third parties which was required to be shipped under the contract in the 2000 period. Average sales prices of coal that we purchased increased 3.0% to $30.56 per ton for the 2001 period from $29.69 for the 2000 period due primarily to demand increases and low inventory levels at both our mines and at our customers' power stations.

   Industrial Supplies sales decreased $25 million, or 17.7%, to $116 million in the 2001 period from $141 million in the 2000 period due to reduced sales volumes primarily related to sales to various chemical plants. During the 2001 period, the physical assets, inventory and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold. The sale did not have a material impact on financial position, results of operations or cash flow. Fairmont Supply Company continues to operate 12 customer service locations nationwide.

   Freight revenue, outside and related party, which represents amounts billed to customers in a sale transaction related to shipping and handling costs, decreased 3.0% to $161 million in the 2001 period from $166 million in the 2000 period. Freight revenue is the amount billed to customers that equals the expense of the transportation.

   Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income, equity in earnings of affiliates and miscellaneous income, increased 9.5% to $70 million in the 2001 period from $64 million in the 2000 period. The increase of $6 million was primarily due to an increase in the equity in earnings of affiliates related to gas, offset in part by a decrease in the gain on disposition of assets and royalty income. Equity in earnings of affiliates related to gas increased primarily due to an increase in volumes sold and sales prices. The gain on sale of assets principally relates to the sale of certain in place coal reserves. CONSOL Energy continually manages its coal reserves and from time-to-time sells non-strategic reserves.

  Costs

   Cost of goods sold and other operating charges increased 4.7% to $1,569 million in the 2001 period compared to $1,499 million in the 2000 period.

   Cost of goods sold for Produced Coal was $1,207 million for the 2001 period, an increase of $73 million, or 6.4%, from $1,134 in the 2000 period. The increased cost per ton produced is primarily due to adverse geological conditions at Mine 84. Tons per manday decreased 4.6% to 42.2 tons in the 2001 period compared to 44.2 tons in the 2000 period primarily reflecting the adverse geological conditions at Mine 84.

   Industrial Supplies cost of goods sold decreased 20.2% to $115 million in the 2001 period from $145 million in the 2000 period. The $30 million decrease was due to reduced sales volumes.

   Purchased Coal costs decreased 10.6% to $89 million in the 2001 period from $100 million in the 2000 period. The $11 million decrease was due to a 10.6% decrease in tons sold. The decrease in tons sold primarily reflect a renegotiated contract that allows company-produced coal to be shipped in the 2001 period instead of coal purchased from third parties which was required to be shipped under the contract in the 2000 period.

   Gas costs increased 108.1% to $47 million in the 2001 period from $22 million in the 2000 period. The $25 million increase was primarily due to higher volumes as a result of the acquisition of Buchanan Production Company and MCNIC Oakwood Gathering Inc. in February 2000. Average cost per million Btu was $1.88 in the 2001 period, a $0.15 increase, or 8.4%, compared to the 2000 period. Average cost per million Btu has increased due primarily to an increase in royalty expense, which is related to the increase in the average price of million Btu sold.

   Closed and idle mine costs increased 21.5% to $60 million in the 2001 period from $49 million in the 2000 period. The $11 million increase was primarily due to the increased costs related to the preparation for the reopening of Loveridge mine in the 2001 period in order to mine the remaining longwall panel. The longwall panel was mined out and Loveridge was again idled. Idle mine costs were then incurred to recover, refurbish and redeploy the longwall to another CONSOL Energy mine. Closed and idle mine costs also increased due to engineering survey adjustments related to mine closing and reclamation. In the 2000 period, we incurred costs related to the initial idling or closing of Powhatan, VP#8 and Ohio #11 mines that were not repeated during the 2001 period.

   Costs also increased $16 million due to the approval of a new incentive compensation program for eligible full-time employees. This program is designed to increase compensation payable to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

   Freight expense decreased 3.0% to $161 million in the 2001 period from $166 million in the 2000 period. Freight expense is billed to customers and the revenues from such billings equals the transportation expense.

   Selling, general and administrative expenses increased 1.4% to $63 million in the 2001 period compared to $62 million in the 2000 period. The increase of $1 million was primarily due to increased professional consulting fees associated with the review of business processes and information technology systems supporting those processes, offset in part by salary cost savings from the Voluntary Separation Incentive Program implemented in the last half of the fiscal year ended June 30, 2000.

   Depreciation, depletion and amortization expense decreased 2.6% to $243 million in the 2001 period compared to $250 million in the 2000 period. The decrease of $7 million was primarily due to reduced depreciation and depletion expense as a result of the scheduled closing of the Powhatan mine due to economically depleted reserves. Depletion and amortization expense was also reduced due to lower production tons in the 2001 period and items becoming fully amortized in the 2000 period. These decreases were offset, in part, by increased depreciation expense related to assets placed in service after the 2000 period and additional depreciation expense on assets received in the acquisition of Buchanan Production Company and MCNIC Oakwood Gathering Inc.

   Interest expense increased 4.2% to $58 million for the 2001 period compared to $55 million for the 2000 period. The increase of $3 million was due primarily to higher average debt levels outstanding during the 2001 period compared to the 2000 period, along with an increase of 0.2% in average interest rates. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of Buchanan Production Company, MCNIC Oakwood Gathering Inc. and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company in February 2000, and the purchase of a 50% joint venture interest in Line Creek mine on December 31, 2000.

   Taxes other than income decreased 9.3% to $158 million for the 2001 period compared to $174 million for the 2000 period. The decrease of $16 million was due primarily to reduced excise taxes in the 2001 period. As discussed in Note 7 of the Consolidated Financial Statements, CONSOL Energy is no longer required to pay certain excise taxes on export coal sales and, therefore, is no longer accruing for this expense. Due to these taxes on export coal sales being declared unconstitutional, prior year accruals of $11 million which were not paid and are no longer owed, were reversed. The decrease was partially offset by increased state severance taxes due to higher sales prices and increased property taxes due to increased assessments.

   CONSOL Energy has filed claims with the Internal Revenue Service seeking refunds for these unconstitutional excise taxes that were paid during the period 1991 through 1999. During the 2001 period, CONSOL Energy recognized $93 million of pretax earnings net of other charges and $31 million of interest income related to these claims.

   Restructuring charges were $12 million in the 2000 period and represent charges for employee severance costs and outside professional consultant costs. These costs related to the review of administrative and research staff functions that began in the quarter ended December 31, 1999. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the current environment without losing the ability to take advantage of opportunities to grow the business over the longer term.

  Income Taxes

   Income taxes were $57 million in the 2001 period compared to a $0.5 million benefit in the 2000 period. The increased effective tax rate in the 2001 period is due mainly to higher pre-tax income, with some related loss of percentage depletion benefits. The effective rate increase was partially offset due to additional gas tax benefits related to the acquisition of Buchanan Production Company, MCNIC Oakwood Gathering Inc. and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company in February 2000. Also, the tax benefit in the 2000 period was due primarily to the recording of an $8 million benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994, the recording of a $4 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1998 through December 31, 1998 in the 2000 period and the recording of a $1 million benefit resulting from filing federal and various state tax returns for the period January 1, 1999 through June 30, 1999 in the 2000 period.

 Twelve Months Ended June 30, 2000 compared with Twelve Months Ended June 30, 1999 (unaudited)

  Net Income

   CONSOL Energy's net income for the twelve months ended June 30, 2000 was $107 million compared with $108 million for the twelve months ended June 30, 1999. The decrease of $1 million, or 1.2%, was primarily due to reduced coal sales revenues and the addition of restructuring costs, partially offset by lower costs of goods sold.

  Revenue

   Sales decreased $149 million, or 6.6%, to $2,095 million for the 2000 period from $2,244 million for the 1999 period.

   Revenues from the sale of Produced Coal decreased $140 million, or 7.3%, to $1,786 million in the 2000 period from $1,926 million in the 1999 period. Average sales price per ton of Produced Coal sold decreased 7.7% to $23.74 per ton for the 2000 period from $25.73 per ton for the 1999 period. The decline in average sales price was primarily due to expirations of higher-priced contracts during the 2000 period and weaker spot prices compared to the 1999 period. Sales volumes of Produced Coal for the 2000 period were 75.2 million tons compared to 74.9 million tons for the 1999 period.

   Revenues from the sale of Purchased Coal decreased $15 million, or 12.6%, to $103 million in the 2000 period from $118 million in the 1999 period. The decrease primarily was due to lower volumes and prices related to export coal sales.

   Sales of Industrial Supplies decreased $20 million, or 12.8%, to $141 million in the 2000 period from $161 million in the 1999 period due to reduced volumes.

   These decreases were partially offset by the increase in revenues from the sale of coalbed methane gas and from gathering fees. Revenues from gas sales increased $28 million to $48 million in the 2000 period from $20 million in the 1999 period. The increase was primarily due to higher volumes as a result of the acquisition of Buchanan Production Company and MCNIC Oakwood Gathering Inc. in February 2000. The increase was also due to an increase in the average price per MMBTU sold. The average price per MMBTU was $3.06 for the 2000 period compared to $2.07 for the 1999 period.

   Freight revenue, outside and related party, decreased 13.4% to $166 million in the 2000 period from $192 million in the 1999 period. Freight revenue is the amount billed to customers that equals the expense of the transportation.

   Other income, which consists of interest income, gain on the disposition of assets, service income, royalty income, rental income, equity in earnings of affiliates and miscellaneous income, increased $7 million to $64 million in the 2000 period from $57 million in the 1999 period. The increase was primarily due to an increase in gain on sale of assets, partially offset by $2 million of income recognized in the 1999 period for a one-time refund of harbor maintenance fees.

  Costs

   Cost of goods sold and other operating charges decreased $136 million, or 8.3%, to $1,499 million in the 2000 period compared to $1,635 million in the 1999 period.

   Cost of goods sold for Produced Coal was $1,134 million for the 2000 period, a decrease of $68 million, or 5.7%, from the 1999 period. This primarily reflects a decrease due to a reduction in cost per produced ton. The reductions in production costs are primarily due to the decrease in supplies, maintenance and labor costs. Tons per manday have increased 11.4% to 44.2 in the 2000 period compared to 39.7 in the 1999 period reflecting improved efficiencies at the operating locations, the closing of the Keystone and Helvetia complexes, and the transfer of production to more efficient mines.

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

   These decreases in cost of goods sold and other charges were offset, in part, by increased closed and idle property expense. Closed and idle property expense increased 25.6% to $49 million in the 2000 period compared to $39 million in the 1999 period. The $10 million increase was primarily due to an $8 million increase due to the Loveridge, Powhatan and Ohio #11 mines being closed or idled for the full 2000 period compared to being idle only part of the 1999 period and a $5 million increase was due to the reversal of mine-closing liabilities related to a property disposition in the 1999 period. These increases in expense were partially offset due to Robinson Run #95, Humphrey #138 and V.P. #8 mines reopening in the 2000 period after being idled for part of the 1999 period.

   Gas costs increased 47.0% to $22 million in the 2000 period from $15 million in the 1999 period. The $7 million increase was primarily due to higher volumes of sales following the acquisition of Buchanan Production Company and MCNIC Oakwood Gathering Inc.

   Coal property holding costs increased 46.9% to $13 million in the 2000 period from $9 million in the 1999 period. The $4 million increase was primarily due to leasehold surrenders.

   Freight expense decreased 13.4 % to $166 million in the 2000 period from $192 million in the 1999 period. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

   Selling, general and administrative expenses increased 3.6 % to $62 million in the 2000 period compared to $60 million in the 1999 period. The increase of $2 million was primarily due to increased fees for professional consulting services and general professional services, offset partially by a decrease in labor costs due to the Voluntary Separation Incentive Program and an involuntary severance program.

   Depreciation, depletion and amortization expense increased 3.1% to $250 million in the 2000 period compared to $242 million in the 1999 period. The increase of $8 million was primarily due to the depreciation expense related to assets placed in service, principally the Bailey Preparation Plant expansion and the purchase of a new longwall, after the 1999 period. The increased depreciation expense was partially offset by reduced depreciation and depletion expense from the scheduled closing of the Powhatan mine due to economically depleted reserves and V.P. #3 and Ohio #11 mines being idled for the full 2000 period.

   Interest expense decreased 1.0% to $55 million for the 2000 period compared to $56 million for the 1999 period. The decrease of $1 million was due primarily to $78 million lower average debt levels outstanding during the 2000 period compared to the 1999 period, partially offset by a 0.6% increase in average interest rates on commercial paper in the 2000 period. Higher debt levels in the 1999 period resulted from the issuance of commercial paper to finance the purchase of CONSOL Energy's common stock from DuPont Energy Company in November 1998. Lower debt levels in the 2000 period resulted from the use of the Initial Public Offering proceeds to reduce debt and the repayment of $100 million of long-term debt as scheduled in January 1999. These reductions in debt were partially offset by an increase in the debt outstanding from the issuance of commercial paper in February 2000, which was used to finance the acquisition of Buchanan Production Company, MCNIC Oakwood Gathering Inc. and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company.

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

   Restructuring charges were $12 million in the 2000 period and represent charges for employee severance costs and outside professional consultant costs. These costs were related to the review of administrative and research staff functions that began in the quarter ended December 31, 1999. The purpose of the review was to assess the need for and to assist in a restructuring of those functions to enable CONSOL Energy to respond to the cost challenges of the then current environment without losing the ability to take advantage of opportunities to grow the business over the longer term.

 Income Taxes

   Income taxes were a $0.5 million benefit in the 2000 period compared to a $3 million expense in the 1999 period. The tax benefit in the 2000 period was due primarily to the recording of a $8 million benefit from a final agreement resolving disputed federal income tax items for the years 1992-1994, the recording of a $4 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1998 through December 31, 1998 in the 2000 period, and the recording of a $1 million benefit resulting from filing the federal and various state tax returns for the period January 1, 1999 through June 30, 1999 in the 2000 period. Also, the reduced tax expense is due to a lower effective tax rate in the 2000 period primarily due to lower pre-tax income, with minimal effect on percentage depletion benefits, and additional gas tax benefits related to the recent acquisition of Buchanan Production Company and MCNIC Oakwood Gathering Inc. and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company

 Six Months Ended June 30, 1999 compared with Six Months Ended June 30, 1998 (unaudited)

  Net Income

   CONSOL Energy's net income for the six months ended June 30, 1999 was $40 million compared with $106 million for the six months ended June 30, 1998. The decrease of $66 million primarily was due to a decline in coal prices and an increase in coal production costs in the 1999 period compared with the 1998 period.

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

  Revenue

   Sales decreased 4.6% to $1,082 million for the 1999 period from $1,133 million for the 1998 period. The decrease of $51 million was primarily due to a decrease of $46 million in company-produced coal sales, a decrease of $12 million in industrial supply sales, partially offset by increased purchased coal sales of $10 million. The decline in coal sales for the period was primarily due to a decline in market prices, a higher proportion of sales of lower priced coals, and a decline in contract prices. Coal sales volumes for the two periods were similar. The decreased revenue for industrial supplies was mainly due to decreased volumes. Increases in purchased coal revenues were primarily due to higher volumes related to contracts acquired with the acquisition of Rochester and Pittsburgh Coal Company on September 22, 1998, partially offset by decreased volumes due to the decline in the export market.

   Related party sales declined from the 1998 period reflecting the change in the categorization of sales to DuPont from related party sales to outside sales due to the purchase of shares of the company from DuPont Energy Company on November 5, 1998, as a result of which DuPont no longer is characterized as an affiliate.

   Freight revenue, outside and related party, decreased 32.3% to $80 million for the 1999 period from $119 million for the 1998 period. Freight revenue is the amount billed to customers that equals the expense of the transportation.

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

  Costs

   Cost of goods sold and other operating charges increased $44 million or 6.0%, to $790 million for the 1999 period from $746 million for the 1998 period. Production cost increased $18 million and purchased coal cost increased $9 million primarily because of the inclusion of the Rochester & Pittsburgh Coal Company operations. Idle mine costs increased $14 million due to weak market conditions. During the 1999 period, one mine was permanently closed and six mines were idled. Other postretirement benefits other than pensions increased $10 million due to the inclusion of Rochester & Pittsburgh Coal Company operations, discount rate changes and adverse experience. In addition, costs have increased in the 1999 period due to the accrued expenses for the Loveridge mine fire. On June 22, 1999, an underground mine fire was discovered at the Loveridge mine. The expected cost to extinguish the fire and rehabilitate the mine was $5 million. The mine was sealed to deplete oxygen underground and concrete plugs were injected through drill holes to isolate the area where the fire occurred. The mine atmosphere was monitored daily and readings indicated the fire has been extinguished. The increased costs were partially offset by a $13 million decrease in costs of goods sold for industrial supply sales due mainly to a reduction in volumes.

   Freight expense decreased 32.3% to $80 million in the 1999 period from $119 million in the 1998 period. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

   Selling, general and administrative expenses remained stable at $30 million in the 1999 period.

   Depreciation, depletion and amortization increased 3.1% to $121 million in the 1999 period from $118 million in the 1998 period. The increase of $3 million was primarily due to the increase in depreciation related to assets acquired with the Rochester & Pittsburgh Coal Company acquisition, offset partially by decreased cost depletion due to several mines being temporarily idled due to market conditions in the 1999 period.

   Interest expense increased 33.9% in the 1999 period to $31 million from $23 million in the 1998 period. The increase of $8 million primarily was due to higher average debt levels outstanding during the 1999 period compared to the 1998 period. Higher debt levels resulted from the issuance of commercial paper to finance the purchase of common stock from DuPont Energy Company in November 1998.

   Taxes other than income decreased 4.2% to $98 million in the 1999 period from $103 million in the 1998 period. The decrease of $5 million was primarily due to lower West Virginia severance taxes resulting from decreased production in the state. The reduction in severance taxes was partially offset by increased payroll taxes due to the additional personnel added with the Rochester & Pittsburgh Coal Company acquisition.

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

 Twelve Months Ended December 31, 1998 compared with Twelve Months Ended December 31, 1997

  Net Income

   Net income decreased 5.0% to $175 million, or $1.73 per share, for 1998 compared with $184 million, or $1.69 per share, for 1997. The calculation of earnings per share for 1998 is based on 100,820,599 weighted average number of common shares outstanding, reflecting the purchase in November 1998 of 51,139,156 shares of common stock from DuPont Energy Company.

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

   Freight revenue, outside and related party, decreased 6.8% to $230 million for 1998 from $247 million for 1997. Freight revenue is the amount billed to customers that equals the expense of the transportation.

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

 Costs

   Cost of goods sold and other operating charges increased 0.2% to $1,590 million for 1998 from $1,588 million in 1997. Cost of goods sold increased due to the 3.5% increase in sales volume of company-produced coal. Cost per ton produced decreased 2.3% due mainly to increased coal mine productivity (calculated in tons per manday). This productivity increased 4.3% for 1998 from 1997. The productivity increase was driven, in part, by increases in production at the McElroy mine, which completed installation of a new belt haulage system at the end of 1997, and the Enlow Fork mine, which installed a new longwall early in 1998. The increase in cost of goods sold was offset, in part, by decreased industrial supply cost of sales.

   Freight expense, outside and related party, decreased 6.8% to $230 million for 1998 from $247 million for 1997. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

   Selling, general and administrative expenses remained stable at $59 million for 1998 and $60 million for 1997.

   Depreciation, depletion and amortization increased 2.3% to $239 million for 1998 compared with $233 million for 1997. The increase of $6 million was primarily due to the increase in depreciation related to the assets acquired with the Rochester and Pittsburgh Coal Company acquisition on September 22, 1998.

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

Change in Fiscal Year

   CONSOL Energy intends to change its fiscal year from a fiscal year ending June 30 to a calendar year ending December 31. CONSOL Energy will have a six-month transitional period ending December 31, 2001. The first full year based on this change will be the year that starts January 1, 2002 and ends December 31, 2002. CONSOL Energy is undertaking this change in order to align its year with that of its majority owner, RWE Rheinbraun AG.

Liquidity and Capital Resources

   CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt-service obligations from cash generated from operations. CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy's control.

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

 Cash Flows

   Net cash provided by operating activities was $436 million in the twelve months ended June 30, 2001 compared to $295 million in the twelve months ended June 30, 2000. The change in net cash provided by operating activities was primarily due to decreases in trade receivables and decreases in cash payments on long-term liabilities in the 2001 period compared to the 2000 period.

   Net cash used in investing activities was $233 million in the 2001 period compared to $300 million in the 2000 period. The change in net cash used in investing activities primarily reflects the acquisition of MCN Energy Group Inc. for $164 million in the 2000 period. This decrease in cash used for investing activities was offset in part by the purchase of a 50% joint venture interest in the Line Creek mine for $39 million in the 2001 period. Capital expenditures were $214 million in the 2001 period compared with $143 million in the 2000 period.

   Net cash used in financing activities was $194 million in the 2001 period compared with $11 million in the 2000 period. The change in net cash used in financing activities primarily reflects payments made on commercial paper in the 2001 period compared to additional receipts from commercial paper in the 2000 period. The additional cash received from commercial paper in the 2000 period primarily was for the acquisition of Buchanan Production Company, MCNIC Oakwood Gathering Inc. and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company. The change also reflects the purchase of Treasury Stock and scheduled payments on miscellaneous borrowings in the 2000 period.

 Capital Expenditures

   Capital expenditures were $214 million in the 2001 period and $143 million in the 2000 period. CONSOL Energy made such expenditures for replacement of mining and gas equipment, the expansion of mining and gas capacity and projects to improve the efficiency of mining and gas operations. CONSOL Energy used cash generated from operations and cash made available from the issuance of commercial paper to fund capital expenditures. CONSOL Energy anticipates making capital expenditures of approximately $169 million during the six months period ended December 31, 2001 and approximately $322 million during the year ended December 31, 2002. Capital expenditures for pollution abatement and reclamation were $3 million for the year ended June 30, 2001. Expenditures for pollution abatement and reclamation are projected to be $7 million for the six months ended December 31, 2001 and $3 million for the year ended December 31, 2002.

 Debt

   At June 30, 2001, CONSOL Energy had total long-term debt of $304 million, including current portion of long-term debt of $73 million. CONSOL Energy's long-term debt consisted of:

  . An aggregate principal amount of $156 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007;

  . An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

  . $31 million in advance royalty commitments with an average interest rate of 7.3%; and

  . An aggregate principal amount of $14 million of capital leases with an average interest rate of 7.4% per annum.

   As part of its acquisition of the American Electric Power Company mines, CONSOL Energy assumed approximately $235 million of long-term liabilities related to employee and mine closure liabilities as well as other current liabilities. As part of the acquisition, these liabilities were fully funded by American Electric Power. Subsequent to the acquisition, the acquired cash balances were used to pay down a portion of our short-term debt, primarily commercial paper.

   At June 30, 2001, CONSOL Energy had an aggregate principal amount of $360 million of commercial paper outstanding that had maturities remaining of 1 day with interest rates ranging from 4.15% to 4.32% per annum.

   CONSOL Energy currently has a credit facility with several banks. This facility is used to support the commercial paper program. The term of this facility is 360 days renewable on a 360-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $600 million. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 270 days depending on the interest rate method. There were no borrowings under this facility at June 30, 2001 and June 30, 2000.

 Stockholders' Equity and Dividends

   CONSOL Energy had stockholders' equity of $352 million at June 30, 2001 and $254 million at June 30, 2000. CONSOL Energy paid ordinary cash dividends of $88 million during the 2001 period and $89 million during the 2000 period. The Board of Directors declared a dividend on July 26, 2001 of $0.28 per share of common stock for shareholders of record on August 10, 2001, payable on September 4, 2001. The Board of Directors currently intends to pay quarterly dividends on the common stock. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of the Board of Directors, and no assurance can be given that CONSOL Energy will pay such dividend or any further dividends. The determination as to the payment of dividends will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy's ability to pay cash dividends.

   CONSOL Energy approved a program to grant stock options to eligible full-time employees. Under the program, eligible employees received options to purchase up to 100 CONSOL Energy shares at the fair market value on the date of the option grant ($30.18 per share). There is a one-year vesting requirement on these options.

   In August 1999, CONSOL Energy announced that it would begin a share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. In March 2000, CONSOL Energy completed the repurchase of 1,000,000 shares of CONSOL Energy's common stock at an average price of $11.90.

   In March 2000, CONSOL Energy announced that it would begin another share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. The stock repurchase will be used in connection with benefit plan administration. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. As of June 30, 2000, CONSOL Energy had repurchased 412,600 shares at an average price of $10.92 in this share repurchase program. No shares were repurchased in the year ended June 30, 2001.

   RWE Rheinbraun A. G., majority owner of CONSOL Energy common stock, announced a similar plan in late May 1999. 3,594,000 shares of CONSOL Energy common stock were purchased on the open market. RWE Rheinbraun A. G. announced completion of the program on August 23, 1999.

   On November 30, 1999, CONSOL Energy purchased 300,000 shares of its common stock for $2.9 million, or $9.75 per share, as part of a larger private transaction. The shares had been beneficially owned by DuPont Energy Company. As of November 30, 1999, DuPont Energy Company had sold all of its
3,264,201 shares of common stock of CONSOL Energy.

 Inflation

   Inflation in the United States has been relatively low in recent years and did not have a material impact on CONSOL Energy's results of operations for the 2001 or 2000 periods.

 Recent Accounting Pronouncements

   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued which establishes accounting procedures for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. This statement amends SFAS No. 52, "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80, "Accounting for Future Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." It also amends SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" to include the disclosure provisions about concentration of credit risk from SFAS No. 105. The adoption did not have a significant impact on the financial position, results of operations or liquidity.

   In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations", was issued and will be effective for all business combinations completed after June 30, 2001. The new rule requires the purchase method of accounting to be used for all business combinations completed after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. No effect from this adoption is anticipated.

   In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", was issued and will be effective with fiscal years beginning after December 15, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under
SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. No material effect from this adoption is anticipated.

   On August 17, 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued and will be effective for CONSOL Energy in the year ended December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Management will be analyzing this requirement to determine the effect on CONSOL Energy's financial statements.

   In fiscal year ended June 30, 2001, CONSOL Energy adopted the Emerging Issues Task Force (EITF) 00-10, Accounting for Shipping and Handling Fees and Costs. Under the provisions of EITF 00-10, amounts billed to a customer in a sales transaction related to shipping and handling should be classified as revenue. The adoption impacted amounts reported as revenue and expenses, but had no impact on the determination of net income.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2001, CONSOL Energy had outstanding $304 million aggregate principal amount of debt under fixed-rate instruments and $360 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At June 30, 2001, CONSOL Energy had an aggregate of $360 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 6.25% during the twelve months ended June 30, 2001. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's 2001 net income by approximately $2.6 million. The fair value of CONSOL Energy's financial instruments is set forth in Note 25 of the Notes to Consolidated Financial Statements.

   Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

   CONSOL Energy has not engaged in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Auditors............................................   48
Consolidated Statements of Income for the Twelve Months Ended June 30,
 2001 and June 30, 2000, Six Months Ended June 30, 1999 and the Twelve
 Months Ended December 31, 1998...........................................   49
Consolidated Balance Sheets at June 30, 2001, June 30, 2000 and June 30,
 1999.....................................................................   50
Consolidated Statements of Stockholders' Equity for the Twelve Months
 Ended June 30, 2001 and June 30, 2000, Six Months Ended June 30, 1999 and
 the Twelve Months Ended December 31, 1998................................   51
Consolidated Statements of Cash Flows for the Twelve Months Ended June 30,
 2001 and June 30, 2000, Six Months Ended June 30, 1999 and the Twelve
 Months Ended December 31, 1998 ..........................................   52
Notes to Consolidated Financial Statements................................   53

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CONSOL Energy Inc.

   We have audited the consolidated balance sheets of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) as of June 30, 2001, June 30, 2000 and June 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years ended June 30, 2001, June 30, 2000 and December 31, 1998 and for the six months ended June 30, 1999. These financial statements are the responsibility of CONSOL Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy at June 30, 2001, June 30, 2000 and June 30, 1999, and the consolidated results of their operations and their cash flows for the years ended June 30, 2001, June 30, 2000 and December 31, 1998, and for the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young

Pittsburgh, Pennsylvania
July 17, 2001, except for the last paragraph of
Note 31, as to which the date is August 22, 2001.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                For the Year Ended     For the Six    For the
                                     June 30,          Months Ended Year Ended
                               ----------------------    June 30,    December
                                  2001        2000         1999      31, 1998
                               ----------  ----------  ------------ -----------
Sales Outside................  $2,127,730  $2,091,596   $1,076,528  $ 2,190,753
Sales--Related Parties
 (Note 3)....................       9,288       3,254        5,394      104,677
Freight--Outside.............     157,037     164,512       77,777      226,119
Freight--Related Parties
 (Note 3)....................       3,903       1,422        2,710        3,922
Other Income (Note 4)........      70,457      64,359       28,560       54,562
                               ----------  ----------   ----------  -----------
  Total Revenue..............   2,368,415   2,325,143    1,190,969    2,580,033
Costs of Goods Sold and Other
 Operating Charges...........   1,568,683   1,498,982      790,119    1,590,176
Freight Expense..............     160,940     165,934       80,487      230,041
Selling, General and
 Administrative Expenses.....      63,043      62,164       30,218       59,475
Depreciation, Depletion and
 Amortization................     243,272     249,877      121,237      238,584
Interest Expense (Note 5)....      57,598      55,289       30,504       48,138
Taxes Other Than Income
 (Note 6)....................     158,066     174,272       98,244      201,137
Export Sales Excise Tax
 Resolution (Note 7).........    (123,522)        --           --           --
Restructuring Costs
 (Note 8)....................         --       12,078          --           --
                               ----------  ----------   ----------  -----------
  Total Costs................   2,128,080   2,218,596    1,150,809    2,367,551
Earnings Before Income
 Taxes.......................     240,335     106,547       40,160      212,482
Income Taxes (Benefits)
 (Note 9)....................      56,685        (493)         121       37,845
                               ----------  ----------   ----------  -----------
Net Income...................  $  183,650  $  107,040   $   40,039  $   174,637
                               ==========  ==========   ==========  ===========
Earnings per Share (Note 1):
 Basic.......................  $     2.34  $     1.35   $     0.62  $      1.73
                               ==========  ==========   ==========  ===========
 Dilutive....................  $     2.33  $     1.35   $     0.62  $      1.73
                               ==========  ==========   ==========  ===========
Weighted Average Number of
 Common Shares Outstanding:
 Basic.......................  78,613,580  79,499,576   64,784,685  100,820,599
                               ==========  ==========   ==========  ===========
 Dilutive....................  78,817,935  79,501,326   64,784,685  100,820,599
                               ==========  ==========   ==========  ===========
 Dividends per Share.........  $     1.12  $     1.12   $     0.39  $      0.90
                               ==========  ==========   ==========  ===========

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                        June 30,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
                  ASSETS
                  ------
Current Assets:
 Cash and Cash Equivalents................. $   16,625  $    8,181  $   23,559
 Accounts and Notes Receivable:
  Trade....................................    221,557     262,943     241,054
  Related Parties (Note 3).................        --          --          743
  Other Receivables........................    158,421      24,849      21,030
 Inventories (Note 10).....................     95,046     156,853     206,995
 Recoverable Income Taxes..................        --        7,813         --
 Deferred Income Taxes (Note 9)............     46,340      93,464      94,575
 Prepaid Expenses..........................     27,872      23,625      34,692
                                            ----------  ----------  ----------
  Total Current Assets.....................    565,861     577,728     622,648
Property, Plant and Equipment (Note 11):
 Property, Plant and Equipment.............  4,943,961   4,852,017   4,863,138
 Less--Accumulated Depreciation, Depletion
  and Amortization.........................  2,412,669   2,277,573   2,188,872
                                            ----------  ----------  ----------
  Total Property, Plant and Equipment--
   Net.....................................  2,531,292   2,574,444   2,674,266
Other Assets:
 Deferred Income Taxes (Note 9)............    309,193     291,178     267,304
 Advance Mining Royalties..................     97,417     107,980     117,808
 Investment in Affiliates..................    223,511     177,272       1,979
 Other.....................................    167,697     137,709     191,021
                                            ----------  ----------  ----------
  Total Other Assets.......................    797,818     714,139     578,112
                                            ----------  ----------  ----------
  Total Assets............................. $3,894,971  $3,866,311  $3,875,026
                                            ==========  ==========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

Current Liabilities:
 Accounts Payable.......................... $  144,100  $  143,313  $  194,592
 Accounts Payable--Related Parties
  (Note 3).................................         95         502         --
 Short-Term Notes Payable (Note 12)........    360,063     464,310     345,525
 Current Portion of Long-Term Debt and
  Capital Lease Obligations................     72,533       6,757      13,752
 Accrued Income Taxes......................      2,322         --        2,393
 Other Accrued Liabilities (Note 13).......    354,860     337,920     327,813
                                            ----------  ----------  ----------
  Total Current Liabilities................    933,973     952,802     884,075
Long-Term Debt:
 Long-Term Debt (Note 14)..................    220,394     286,098     294,311
 Capital Lease Obligations (Note 15).......     10,634      14,507      18,432
                                            ----------  ----------  ----------
  Total Long-Term Debt.....................    231,028     300,605     312,743
Deferred Credits and Other Liabilities:
 Postretirement Benefits Other Than
  Pensions (Note 16).......................  1,140,501   1,118,021   1,177,639
 Pneumoconiosis Benefits (Note 17).........    448,317     426,402     473,459
 Mine Closing..............................    272,220     280,370     278,452
 Workers' Compensation.....................    260,609     253,534     242,888
 Reclamation...............................     19,806      11,808      14,397
 Other.....................................    236,870     268,590     236,648
                                            ----------  ----------  ----------
  Total Deferred Credits and Other
   Liabilities.............................  2,378,323   2,358,725   2,423,483
Stockholders' Equity:
 Common Stock, $.01 Par Value; 500,000,000
  Shares Authorized; 80,267,558 Issued and
  78,696,255 Outstanding at June 30, 2001,
  80,267,558 Issued and 78,577,274
  Outstanding at June 30, 2000 and
  80,267,558 Issued and Outstanding at
  June 30, 1999............................        803         803         803
 Capital in Excess of Par Value............    643,486     642,947     642,947
 Preferred Stock, 15,000,000 Shares
  Authorized; None Issued and Outstanding..        --          --          --
 Retained Earnings Deficit.................   (274,553)   (370,152)   (388,063)
 Other Comprehensive Loss (Note 20)........       (337)       (322)       (962)
 Common Stock in Treasury, at Cost--
  1,571,303 Shares at June 30, 2001,
  1,690,284 Shares at June 30, 2000........    (17,752)    (19,097)        --
                                            ----------  ----------  ----------
  Total Stockholders' Equity...............    351,647     254,179     254,725
                                            ----------  ----------  ----------
Total Liabilities and Stockholders'
 Equity.................................... $3,894,971  $3,866,311  $3,875,026
                                            ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                   Capital
                                  in Excess  Retained     Other                  Total
                          Common   of Par    Earnings   Comprehen- Treasury  Stockholders'
                          Stock     Value     Deficit   sive Loss   Stock       Equity
                          ------  ---------  ---------  ---------- --------  -------------
Balance at January 1,
 1998...................  $1,088  $ 801,916  $(500,239)   $  --    $    --     $ 302,765
Net Income..............     --         --     174,637       --         --       174,637
Unrealized Loss on
 Securities (Net of $171
 tax)...................     --         --         --       (270)       --          (270)
Minimum Pension
 Liability (Net of $224
 tax)...................     --         --         --       (353)       --          (353)
                          ------  ---------  ---------    ------   --------    ---------
Comprehensive Income....     --         --     174,637      (623)       --       174,014
Repurchase and
 Retirement of Common
 Stock..................    (511)  (499,489)       --        --         --      (500,000)
Dividends ($.90 per
 Share).................     --         --     (80,000)      --         --       (80,000)
                          ------  ---------  ---------    ------   --------    ---------
Balance at December 31,
 1998...................     577    302,427   (405,602)     (623)       --      (103,221)
Net Income..............     --         --      40,039       --         --        40,039
Unrealized Loss on
 Securities (Net of $228
 tax)...................     --         --         --       (354)       --          (354)
Minimum Pension
 Liability (Net of $10
 tax)...................     --         --         --         15        --            15
                          ------  ---------  ---------    ------   --------    ---------
Comprehensive Income....     --         --      40,039      (339)       --        39,700
Sale of Common Stock
 Under Public Offering,
 Net of Expenses........     226    340,520        --        --         --       340,746
Dividends ($.39 per
 Share).................     --         --     (22,500)      --         --       (22,500)
                          ------  ---------  ---------    ------   --------    ---------
Balance at June 30,
 1999...................     803    642,947   (388,063)     (962)       --       254,725
Net Income..............     --         --     107,040       --         --       107,040
Unrealized Loss on
 Securities (Net of $250
 tax)...................     --         --         --      (393)        --         (393)
Minimum Pension
 Liability (Net of $10
 tax)...................     --         --         --         16        --            16
Realized Loss on
 Securities (Net of $649
 tax)...................     --         --         --      1,017        --         1,017
                          ------  ---------  ---------    ------   --------    ---------
Comprehensive Income....     --         --     107,040       640        --       107,680
Dividends ($1.12 per
 Share).................     --         --     (89,067)      --         --       (89,067)
Treasury Stock Purchase
 (1,712,600 Shares).....     --         --         --        --     (19,396)     (19,396)
Treasury Stock Issued
 (22,316 Shares)........     --         --         (62)      --         299          237
                          ------  ---------  ---------    ------   --------    ---------
Balance at June 30,
 2000...................     803    642,947   (370,152)     (322)   (19,097)     254,179
Net Income..............     --         --     183,650       --         --       183,650
Minimum Pension
 Liability (Net of $10
 tax)...................     --         --         --        (15)       --           (15)
                          ------  ---------  ---------    ------   --------    ---------
Comprehensive Income....     --         --     183,650       (15)       --       183,635
Treasury Stock Issued
 (118,981 Shares).......     --         539        --        --       1,345        1,884
Dividends ($1.12 per
 Share).................     --         --     (88,051)      --         --       (88,051)
                          ------  ---------  ---------    ------   --------    ---------
Balance at June 30,
 2001...................  $  803  $ 643,486  $(274,553)   $ (337)  $(17,752)   $ 351,647
                          ======  =========  =========    ======   ========    =========

   The accompanying notes are an integral part of these financial statements

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                         For the
                                                           Six
                                  For the Year Ended     Months    For the Year
                                       June 30,           Ended       Ended
                                  --------------------  June 30,   December 31,
                                    2001       2000       1999         1998
                                  ---------  ---------  ---------  ------------
Cash Flows from Operating
 Activities:
 Net Income...................... $ 183,650  $ 107,040  $  40,039   $ 174,637
 Adjustments to Reconcile Net
  Income to Net Cash Provided by
  Operating Activities:
   Depreciation, Depletion and
    Amortization.................   243,272    249,877    121,237     238,584
   Gain on Sale of Assets........   (15,280)   (26,538)    (6,171)     (7,690)
   Amortization of Advance Mining
    Royalties....................    17,192     16,444      6,063      16,920
   Deferred Income Taxes.........    28,631    (23,172)   (19,285)    (26,375)
   Equity in Earnings of
    Affiliates...................   (19,437)    (1,969)       --          --
   Changes in Operating Assets:
    Accounts and Notes
     Receivable..................   (91,495)   (25,825)    26,613      33,296
    Inventories..................    61,807     50,142    (36,421)    (15,687)
    Prepaid Expenses.............    (4,247)     5,747     (7,107)     (7,542)
  Changes in Other Assets........   (21,977)    50,725     (2,237)     23,576
  Changes in Operating
   Liabilities:
    Accounts Payable.............       787    (46,081)   (17,057)    (23,804)
    Other Operating Liabilities..    27,300       (533)    (7,991)    (12,283)
  Changes in Other Liabilities...    24,233    (66,266)    (9,810)     (9,812)
  Other..........................     1,247      5,437     (2,878)     11,493
                                  ---------  ---------  ---------   ---------
                                    252,033    187,988     44,956     220,676
                                  ---------  ---------  ---------   ---------
      Net Cash Provided by
       Operating Activities......   435,683    295,028     84,995     395,313
Cash Flow from Investing
 Activities:
 Capital Expenditures............  (213,999)  (142,598)  (105,099)   (254,515)
 Additions to Advance Mining
  Royalties......................    (5,239)    (6,048)    (3,645)     (5,833)
 Proceeds from Sales of Assets...    12,875     14,897      7,954      10,009
 Acquisitions--Net of Cash
  Acquired (Note 2)..............   (39,072)  (163,506)       --     (100,408)
 Investment in Affiliates........    12,270     (2,299)       --          --
 Changes in Marketable
  Securities--Net................       --         --         --      114,829
                                  ---------  ---------  ---------   ---------
      Net Cash Used in Investing
       Activities................  (233,165)  (299,554)  (100,790)   (235,918)
Cash Flows from Financing
 Activities:
 (Payments on) Proceeds from
  Short-Term Borrowings..........  (102,455)   117,331   (204,780)    494,448
 Payments on Long-Term Notes.....       --         --    (100,000)    (55,133)
 Payments on Miscellaneous
  Borrowings.....................    (5,227)   (19,732)    (5,397)     (6,213)
 Sale of Common Stock under
  Public Offering, Net of
  Expenses.......................       --         --     340,746         --
 Repurchase and Retirement of
  Common Stock...................       --         --         --     (500,000)
 Dividends Paid..................   (88,014)   (89,055)   (22,500)    (80,000)
 Acquisition of Company Shares...       --     (19,396)       --          --
 Issuance of Company Shares......     1,622        --         --          --
                                  ---------  ---------  ---------   ---------
      Net Cash (Used in) Provided
       by Financing Activities...  (194,074)   (10,852)     8,069    (146,898)
                                  ---------  ---------  ---------   ---------
Net Increase (Decrease) in Cash
 and Cash Equivalents............     8,444    (15,378)    (7,726)     12,497
Cash and Cash Equivalents at
 Beginning of Period.............     8,181     23,559     31,285      18,788
                                  ---------  ---------  ---------   ---------
Cash and Cash Equivalents at End
 of Period....................... $  16,625  $   8,181  $  23,559   $  31,285
                                  =========  =========  =========   =========

   The accompanying notes are an integral part of these financial statements

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                 (Dollars in thousands, except per share data)

Note 1--Significant Accounting Policies:

   A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) is presented below. These, together with the other notes that follow, are an integral part of the consolidated financial statements.

 Fiscal Year:

   CONSOL Energy changed its fiscal year from a year ending December 31 to a year ending June 30. The transitional fiscal period was the six months ended June 30, 1999. CONSOL Energy's first full fiscal year ended June 30 was the year that started July 1, 1999 and ended June 30, 2000. This change was made in order to align its fiscal year with that of RWE A. G. which beneficially owns directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy.

 Basis of Consolidation:

   The consolidated financial statements include the accounts of majority-owned and controlled subsidiaries. Investments in business entities in which CONSOL Energy does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

 Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates.

 Cash and Cash Equivalents:

   Cash and cash equivalents include cash on hand and in banks as well as all highly liquid short-term securities with original maturities of three months or less. Overdrafts representing outstanding checks in excess of funds on deposit are classified as accounts payable.

 Investments in Debt and Equity Securities:

   CONSOL Energy accounts for its investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are adjusted to market value at the end of each accounting period.

   This standard requires securities to be classified into one of three categories: (1) trading, (2) available-for-sale or (3) held-to-maturity. All securities at June 30, 2001, June 30, 2000 and June 30, 1999 are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115.

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

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

 Property, Plant and Equipment:

   Property, plant and equipment is carried at cost. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Coal exploration costs are expensed as incurred. Development costs are capitalized when the majority of production comes from development activities versus normal operating activities. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as "receding face costs," are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized.

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

 Impairment of Long-lived Assets:

   Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. The

                      CONSOL ENERGY INC. AND SUBSIDIARIES
carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows.

 Income Taxes:

   The provision for income taxes has been determined under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires use of the asset and liability approach to account for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CONSOL Energy's financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets where it is more likely than not that a deferred tax benefit will not be realized.

 Pneumoconiosis Benefits:

   CONSOL Energy is required by federal and state statutes to provide benefits to employees for awards related to coal workers' pneumoconiosis. CONSOL Energy is self-insured for these benefits. Provisions are made for estimated benefits based on annual evaluations prepared by outside actuaries.

 Mine and Gas Well Closing Costs:

   Estimated final mine closing and perpetual care costs are accrued over the estimated recoverable tons on a units-of-production method. Accrued mine closing and perpetual care costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

   The estimated costs of dismantling and removing gas related facilities are accrued over the properties' estimated recoverable reserves using the units-of-production method. Accrued dismantlement and removal of gas related facility costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

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

 Revenue Recognition:

   Sales are recognized when title passes to the customers. For domestic coal sales, this generally occurs when coal is loaded at mine or offsite storage locations. For export coal sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. For gas sales, this generally occurs at the contractual point of delivery. For industrial supplies and equipment sales, this generally occurs when the products are shipped.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

 Freight Revenue and Costs:

   Shipping and handling costs paid to third-party carriers and invoiced to coal customers are recorded as Freight Expense and Freight Revenue, respectively. The prior periods' revenues and expenses have been reclassified to reflect this change with no impact to net income or earnings per share.

 Stock-based Compensation:

   CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," as amended.

 Earnings per Share:

   Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

   The computations for basic and diluted earnings per share from continuing operations are as follows:

                                 For the Year Ended   For the Six    For the
                                      June 30,        Months Ended  Year Ended
                                ---------------------   June 30,   December 31,
                                   2001       2000        1999         1998
                                ---------- ---------- ------------ ------------
   Earnings from continuing
    operations................  $  183,650 $  107,040  $   40,039  $   174,637
   Average shares of common
    stock outstanding:
     Basic....................  78,613,580 79,499,576  64,784,685  100,820,599
     Effect of stock options..     204,355      1,750         --           --
                                ---------- ----------  ----------  -----------
     Diluted..................  78,817,935 79,501,326  64,784,685  100,820,599
   Earnings per share:
     Basic....................  $     2.34 $     1.35  $     0.62  $      1.73
     Diluted..................  $     2.33 $     1.35  $     0.62  $      1.73

 Derivatives:

   As of July 1, 2000, CONSOL Energy adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption did not have a significant impact on financial position, results of operations or liquidity.

 Recent Accounting Pronouncement:

   On August 17, 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued and will be effective for CONSOL Energy in the year ended December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in

                      CONSOL ENERGY INC. AND SUBSIDIARIES
the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid and a gain or loss upon settlement is incurred. Management will be analyzing this requirement to determine the effect on CONSOL Energy's financial statements.

 Reclassifications:

   Certain reclassifications of prior years' data have been made to conform to 2001 classifications.

Note 2--Acquisitions:

   On December 31, 2000, CONSOL Energy purchased a 50% interest in the Line Creek Mine, which is located north of Sparwood, British Columbia, for $39,072. Line Creek Mine produces bituminous metallurgical and steam coal for delivery to customers in the Pacific Rim, South America, Europe, the northeastern
United States and Canada. The acquisition has been accounted for as a purchase and accordingly, the operating results of Line Creek Mine have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting since the day of acquisition. Pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for this period.

   On February 25, 2000, CONSOL Energy acquired the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI) and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group Inc. for $163,506. These companies own gas production and pipeline properties in southwestern Virginia and produce approximately 70 million cubic feet per day of pipeline quality methane gas. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based upon the fair values at the date of the acquisition. The acquisition included a 50% interest in CSGC, in which CONSOL Energy previously owned a 25% interest. CONSOL Energy accounts for its 75% interest in CSGC under the equity method, as control is shared equally with the minority owner. CONSOL Energy's financial statements include the results of the other companies acquired on a consolidated basis from the date of the acquisition. Pro forma revenues, assuming the acquisition of these companies had occurred on January 1, 1998, would be $2,392,218 for the year ended December 31, 1998; $1,131,708 for the six months ended June 30, 1999 and $2,197,632 for the year ended June 30, 2000. Pro forma net income and earnings per share for these periods, after giving effect to certain purchase accounting adjustments, would not materially change.

   On September 22, 1998, CONSOL Energy acquired Rochester and Pittsburgh Coal Company. Rochester and Pittsburgh Coal Company is primarily engaged in underground bituminous coal operations in Pennsylvania. CONSOL Energy paid $100,408 (net of $49,275 cash acquired). The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based on the fair values at the date of the acquisition. CONSOL Energy's financial statements also include the results of Rochester and Pittsburgh Coal Company on a consolidated basis from the date of the acquisition. Pro forma revenues for the year ended December 31, 1998, assuming the acquisition of Rochester and Pittsburgh Coal Company had occurred on January 1, 1998, would be $2,604,726. Pro forma net income and pro forma earnings per share for this period, after giving effect to certain purchase accounting adjustments, would not materially change.

Note 3--Transactions with Related Parties:

   Upon completion of its Initial Public Offering (IPO) on April 29, 1999, CONSOL Energy was owned 68% directly or by subsidiaries of RWE A.G. of Germany (collectively Rheinbraun). Since the IPO, Rheinbraun has increased its ownership to 74%. Prior to completion of the IPO, CONSOL Energy was owned 94% by

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Rheinbraun and 6% by E. I. du Pont de Nemours and Company (DuPont). Prior to November 5, 1998, CONSOL Energy was owned 50% by DuPont and 50% by Rheinbraun.

   CONSOL Energy sells coal to Rheinbraun and DuPont and industrial supplies to DuPont on a basis reflecting the market value of the products. Through December 31, 1998, transactions with DuPont were accounted for as related party transactions. Beginning January 1, 1999, transactions with DuPont ceased to be classified as related party due to the change in ownership percentages. Such Related Parties sales were as follows:

                                       For the Year  For the Six    For the
                                      Ended June 30, Months Ended  Year Ended
                                      --------------   June 30,   December 31,
                                       2001    2000      1999         1998
                                      ------- ------ ------------ ------------
   Coal sales........................ $ 9,288 $3,254    $5,394      $ 21,678
   Freight...........................   3,903  1,422     2,710         3,922
   Industrial supplies and equipment
    sales............................     --     --        --         82,999
                                      ------- ------    ------      --------
   Total Sales and Freight Revenue--
    Related Parties.................. $13,191 $4,676    $8,104      $108,599
                                      ======= ======    ======      ========

   CONSOL Energy and Rheinbraun entered into an agreement to investigate possible investments in which they may jointly participate. Under this agreement, expenses are to be shared equally. For the twelve months ended June 30, 2001 and June 30, 2000, CONSOL Energy expended $626 and $821, respectively, related to this agreement. No investments were made pursuant to this agreement. The agreement was terminated on March 9, 2001.

   Also, a subsidiary of Rheinbraun periodically provides insurance brokerage services to CONSOL Energy without fee. For the twelve months ended June 30, 2001 and June 30, 2000, CONSOL Energy has expensed $419 and $510, respectively, and recognized prepaid expense of $104 and $240, respectively, for insurance brokered through this subsidiary of Rheinbraun.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 4--Other Income:

                                       For the Year     For the   For the Year
                                      Ended June 30,   Six Months    Ended
                                      ---------------  Ended June December 31,
                                       2001    2000     30, 1999      1998
                                      ------- -------  ---------- ------------
Equity in earnings of affiliates..... $19,437 $ 1,969   $   --      $   --
Gain on disposition of assets........  15,280  26,538     6,171       7,690
Royalty income.......................  10,409  14,793     8,378      14,209
Service income.......................   6,587   6,732     4,059       5,180
Interest income......................   4,817   5,671     2,226      10,531
Rental income........................   2,482   2,640     1,281       4,139
Loss on disposition of security......     --   (1,666)      --          --
Proceeds from relinquishment of
 mining rights.......................     --      --        --        5,250
Other................................  11,445   7,682     6,445       7,563
                                      ------- -------   -------     -------
  Total Other Income................. $70,457 $64,359   $28,560     $54,562
                                      ======= =======   =======     =======

Note 5--Interest Expense:

                                       For the Year      For the   For the Year
                                      Ended June 30,    Six Months    Ended
                                      ----------------  Ended June December 31,
                                       2001     2000     30, 1999      1998
                                      -------  -------  ---------- ------------
Interest on debt....................  $48,719  $45,373   $26,094     $38,590
Interest accretion on present valued
 perpetual care obligations.........    6,478    5,805     2,896       6,823
Interest on other payables..........    4,828    5,656     2,772       6,017
Interest capitalized................   (2,427)  (1,545)   (1,258)     (3,292)
                                      -------  -------   -------     -------
  Total Interest Expense............  $57,598  $55,289   $30,504     $48,138
                                      =======  =======   =======     =======

Note 6--Taxes Other Than Income:

                                         For the Year     For the   For the Year
                                        Ended June 30,   Six Months    Ended
                                       ----------------- Ended June December 31,
                                         2001     2000    30, 1999      1998
                                       -------- -------- ---------- ------------
Production taxes...................... $ 93,185 $112,200  $61,271     $132,187
Payroll taxes.........................   35,302   35,584   22,048       37,745
Property taxes........................   26,426   23,480   13,430       27,377
Other.................................    3,153    3,008    1,495        3,828
                                       -------- --------  -------     --------
  Total Taxes Other Than Income....... $158,066 $174,272  $98,244     $201,137
                                       ======== ========  =======     ========

Note 7--Export Sales Excise Tax Resolution:

   Certain excise taxes paid on export sales of coal have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. The IRS has completed an audit of CONSOL Energy's refund claims and confirmed the validity of the claims filed by CONSOL Energy for the

                      CONSOL ENERGY INC. AND SUBSIDIARIES
period 1994 through 1999. The U. S. Supreme Court denied review of this issue under the Tucker Act, which allows the refund of taxes for the periods 1991 through 1993. This portion of the refund is currently scheduled to be audited by the IRS. CONSOL Energy has recognized $92,458 ($65,675 in the quarter ended March 31, 2001 and $26,783 in the quarter ended June 30, 2001) as Earnings Before Income Taxes net of other charges related to the claims filed, and $31,064 ($29,617 in the quarter ended March 31, 2001 and $1,447 in the quarter ended June 30, 2001) as interest income net of other charges in the year ended June 30, 2001. Other Receivables includes $127,483 and Accounts Payable includes $3,961 related to this claim and its associated income.

Note 8--Restructuring Costs:

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

   CONSOL Energy recorded a pre-tax restructuring charge of $12,078 during the twelve months ended June 30, 2000 based on estimates of the cost of the workforce reduction programs, including special termination benefits related to pension and other postretirement benefit plans.

   All of the benefits under the programs have been paid or have been transferred as obligations of CONSOL Energy's pension and postretirement other than pension plans as of June 30, 2001.

Note 9--Income Taxes:

   Income taxes (benefits) provided on earnings consisted of:

                                         For the Year     For the   For the Year
                                        Ended June 30,   Six Months    Ended
                                       ----------------  Ended June December 31,
                                        2001     2000     30, 1999      1998
                                       ------- --------  ---------- ------------
Current:
  U.S. Federal........................ $19,527 $ 18,815   $ 15,013    $ 52,084
  U.S. State..........................   7,368    2,466      2,664       7,958
  Non-U.S. ...........................   1,159    1,398      1,729       4,178
                                       ------- --------   --------    --------
                                        28,054   22,679     19,406      64,220
Deferred:
  U.S. Federal........................  20,902  (21,311)   (16,987)    (23,267)
  U.S. State..........................   7,372     (437)    (2,884)     (4,109)
  Non-U.S. ...........................     357   (1,424)       586       1,001
                                       ------- --------   --------    --------
                                        28,631  (23,172)   (19,285)    (26,375)
                                       ------- --------   --------    --------
    Total Income Taxes (Benefits)..... $56,685 $   (493)  $    121    $ 37,845
                                       ======= ========   ========    ========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   The components of the net deferred tax asset are as follows:

                                                        June 30,
                                            ----------------------------------
                                               2001        2000        1999
                                            ----------  ----------  ----------
Deferred Tax Assets:
  Postretirement benefits other than
   pensions................................ $  479,332  $  473,210  $  486,973
  Pneumoconiosis benefits..................    174,395     170,014     189,086
  Workers' compensation....................    115,567     113,802      97,199
  Mine closing.............................     91,737      95,193     105,244
  Alternative minimum tax..................    102,546      78,382      63,813
  Reclamation..............................     11,094      10,299      12,566
  Net operating loss.......................      7,544       7,544       8,653
  Other....................................    142,821     138,685     135,873
                                            ----------  ----------  ----------
    Total Deferred Tax Assets..............  1,125,036   1,087,129   1,099,407
Deferred Tax Liabilities:
  Other receivables........................    (49,591)        --          --
  Property, plant and equipment............   (601,481)   (604,623)   (655,899)
  Advance mining royalties.................    (35,155)    (35,289)    (34,591)
  Other....................................    (83,276)    (62,575)    (47,038)
                                            ----------  ----------  ----------
    Total Deferred Tax Liabilities.........   (769,503)   (702,487)   (737,528)
                                            ----------  ----------  ----------
    Net Deferred Tax Assets................ $  355,533  $  384,642  $  361,879
                                            ==========  ==========  ==========

   At June 30, 2001, due to the acquisition of Rochester and Pittsburgh Coal Company, CONSOL Energy has net operating loss carry-forwards for federal income tax purposes of $19,290 which are available to offset future federal taxable income through 2010. A portion of these carry-forwards is also available for state income tax purposes.

   The following is a reconciliation, stated as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy's effective tax rate:

                                        For the
                                      Year Ended     For the Six    For the
                                       June 30,      Months Ended  Year Ended
                                      ------------     June 30,   December 31,
                                      2001   2000        1999         1998
                                      -----  -----   ------------ ------------
Statutory U.S. federal income tax
 rate................................  35.0%  35.0%      35.0%        35.0%
Excess tax depletion................. (12.1) (25.2)     (33.5)       (17.4)
Tax settlements......................   --    (7.4)       --           --
Nonconventional fuel tax credit......  (2.6)  (1.4)      (1.9)        (0.8)
Net effect of state tax..............   4.0    1.2       (0.6)         1.2
Net effect of foreign tax............   0.3   (0.8)       1.9          1.0
Other................................  (1.0)  (1.9)      (0.6)        (1.2)
                                      -----  -----      -----        -----
Effective Income Tax Rate............  23.6%  (0.5)%      0.3%        17.8%
                                      =====  =====      =====        =====

   In the year ended June 30, 2000, CONSOL Energy received a $7,861 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1992 to 1994.

   Foreign income (loss) before taxes totaled $4,277 and $(3,123) for the twelve months ended June 30, 2001 and 2000, respectively, $3,964 for the six months ended June 30, 1999 and $11,165 for the twelve months ended December 31, 1998.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 10--Inventories:

                                                               June 30,
                                                       -------------------------
                                                        2001     2000     1999
                                                       ------- -------- --------
Coal.................................................. $26,896 $ 82,835 $127,019
Merchandise for resale................................  23,264   33,488   36,614
Supplies..............................................  44,886   40,530   43,362
                                                       ------- -------- --------
  Total Inventories................................... $95,046 $156,853 $206,995
                                                       ======= ======== ========

   Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $4,069, $5,632 and $5,110 at June 30, 2001, 2000 and 1999, respectively.

Note 11--Property, Plant and Equipment:

                                                           June 30,
                                               --------------------------------
                                                  2001       2000       1999
                                               ---------- ---------- ----------
Coal and surface lands.......................  $1,446,471 $1,417,454 $1,431,385
Plant and equipment..........................   2,855,722  2,836,400  2,830,768
Mine development and airshafts...............     641,768    598,163    600,985
                                               ---------- ---------- ----------
                                                4,943,961  4,852,017  4,863,138
Less--Accumulated depreciation, depletion and
 amortization................................   2,412,669  2,277,573  2,188,872
                                               ---------- ---------- ----------
  Net Property, Plant and Equipment..........  $2,531,292 $2,574,444 $2,674,266
                                               ========== ========== ==========

   Plant and equipment includes gross assets under capital lease of $19,627 at June 30, 2001, 2000 and 1999. Accumulated amortization for capital leases was $9,106, $6,795 and $3,013 at June 30, 2001, 2000 and 1999, respectively.

Note 12--Short-Term Notes Payable:

   CONSOL Energy has commercial paper notes outstanding of $360,063, $464,310 and $345,525 (net of discount of $42, $2,589 and $460) at June 30, 2001, 2000 and 1999, respectively. The weighted average interest rate of the commercial paper notes outstanding was 4.22, 6.97 and 5.26 percent, with an average maturity of 1, 28 and 9 days at June 30, 2001, 2000 and 1999, respectively.

   CONSOL Energy has a $600,000 revolving credit facility with several banks. This facility is used to support the commercial paper program. The term of this facility is 360 days renewable on a 360-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $600,000. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 270 days depending on the interest rate method. There were no borrowings under this facility at June 30, 2001, 2000 and 1999.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 13--Other Accrued Liabilities:

                                                              June 30,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
   Accrued payroll and benefits..................... $ 51,030 $ 42,507 $ 50,050
   Accrued other taxes..............................   27,872   40,143   36,313
   Subsidence.......................................   21,634   18,069   16,392
   Employee incentive compensation..................   18,595    3,079    1,592
   Accrued royalties................................   13,154   12,811    6,846
   Accrued interest.................................    2,754    2,765    3,036
   Other............................................   54,532   55,061   48,849
   Current portion of long-term liabilities:
     Postretirement benefits other than pensions....   74,567   74,352   74,219
     Workers' compensation..........................   45,150   47,200   41,900
     Mine closing...................................   17,671   19,056   17,954
     Salary retirement..............................   20,500      500      500
     Reclamation....................................    5,348    7,131   12,947
     Pneumoconiosis benefits........................      --    10,652   12,621
     Other..........................................    2,053    4,594    4,594
                                                     -------- -------- --------
       Total Other Accrued Liabilities.............. $354,860 $337,920 $327,813
                                                     ======== ======== ========

Note 14--Long-Term Debt:

                                                             June 30,
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
   Unsecured Debt:
     Notes due 2002 at average of 8.28%............ $ 66,000 $ 66,000 $ 66,000
     Notes due 2004 at 8.21%.......................   45,000   45,000   45,000
     Notes due 2007 at 8.25%.......................   44,836   44,816   44,797
     Baltimore Port Facility revenue bonds in
      series due 2010 and 2011 at 6.50%............  102,865  102,865  102,865
     Variable rate notes payable due at various
      dates through 2001...........................      --     1,132   14,118
     Advance royalty commitments...................   30,104   28,714   28,146
     Other long-term notes maturing at various
      dates through 2031...........................      383      547    2,742
                                                    -------- -------- --------
                                                     289,188  289,074  303,668
     Less amounts due in one year..................   68,794    2,976    9,357
                                                    -------- -------- --------
       Total Long-Term Debt........................ $220,394 $286,098 $294,311
                                                    ======== ======== ========

   The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 7.3%, 7.3% and 7.1% at June 30, 2001, 2000 and 1999, respectively. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   Annual undiscounted maturities on long-term debt during the next five years are as follows:

     Year Ended June 30,                                                 Amount
     -------------------                                                 -------
       2002............................................................  $68,794
       2003............................................................  $ 2,595
       2004............................................................  $47,276
       2005............................................................  $ 2,115
       2006............................................................  $ 1,969

Note 15--Leases:

   CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at June 30, 2001, are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
   2002....................................................... $ 4,648  $ 5,325
   2003.......................................................   4,790    2,524
   2004.......................................................   4,683    2,281
   2005.......................................................   2,012    1,964
   2006.......................................................     166    1,755
   Remainder..................................................     --     9,299
                                                               -------  -------
     Total minimum lease payments.............................  16,299  $23,148
                                                                        =======
   Less imputed interest (7.05%-7.50%)........................   1,926
                                                               -------
   Present value of minimum lease payment.....................  14,373
   Less amount due in one year................................   3,739
                                                               -------
     Total Long-Term Capital Lease Obligation................. $10,634
                                                               =======

   Rental expense under operating leases was $14,235 and $19,144 for the twelve months ended June 30, 2001 and 2000, respectively, $9,865 for the six months ended June 30, 1999 and $17,912 for the twelve months ended December 31, 1998.

Note 16--Pension and Other Postretirement Benefit Plans:

   CONSOL Energy has non-contributory defined benefit plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employees' pay near retirement.

   Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. Substantially all employees may become eligible for these benefits if they have worked ten years and attained age 55. The Other Postretirement Benefit plan is generally unfunded. The medical plan contains certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   The reconciliation of changes in benefit obligation, plan assets and funded status of these plans at June 30, 2001, June 30, 2000 and June 30, 1999 is as follows:

                          Pension Benefits June 30,           Other Benefits June 30,
                          ----------------------------  -------------------------------------
                            2001      2000      1999       2001         2000         1999
                          --------  --------  --------  -----------  -----------  -----------
Reconciliation of
 Benefit Obligation:
  Benefit obligation at
   beginning of year....  $265,145  $309,697  $301,813  $ 1,219,549   $1,258,332  $ 1,312,596
  Service cost..........    12,708    13,585     7,468        6,419        6,782        4,429
  Interest cost.........    19,762    20,555     9,759       91,235       87,278       42,096
  Actuarial (gain)
   loss.................    56,135   (29,084)    3,601      325,285     (127,707)     (65,268)
  Contract
   renegotiation........       --      2,575       --           --        74,344          --
  Benefits paid.........   (22,822)  (54,161)  (12,944)     (84,634)     (81,414)     (35,521)
  Effect of special
   termination benefits
   (VSIP)...............       --      1,978       --           --         1,934          --
                          --------  --------  --------  -----------  -----------  -----------
Benefit obligation at
 end of year............  $330,928  $265,145  $309,697  $ 1,557,854  $ 1,219,549  $ 1,258,332
                          ========  ========  ========  ===========  ===========  ===========
Reconciliation of Fair
 Value of Plan Assets:
  Fair value of plan
   assets at beginning
   of year..............  $272,463  $293,796  $294,211  $   153,928  $     7,502  $     8,136
  Actual return (loss)
   on plan assets.......    (8,690)   26,755    12,168        1,280       13,699          352
  Contract
   renegotiation........       --        --        --           --       114,617          --
  Company
   contributions........     1,211     6,120       361       59,072       99,524       34,535
  Benefits and other
   payments.............   (22,822)  (54,208)  (12,944)     (84,634)     (81,414)     (35,521)
                          --------  --------  --------  -----------  -----------  -----------
Fair value of plan
 assets at end of year..  $242,162  $272,463  $293,796  $   129,646  $   153,928  $     7,502
                          ========  ========  ========  ===========  ===========  ===========
Funded Status:
  Status of plan
   (underfunded)........  $(88,766) $  7,318  $(15,901) $(1,428,208) $(1,065,621) $(1,250,830)
  Unrecognized prior
   service cost
   (credit).............     1,197     1,549     1,900       (8,619)     (17,450)     (26,281)
  Unrecognized net
   actuarial loss
   (gain)...............    94,631     7,329    42,422      221,759     (109,302)      25,253
  Contributions made
   after measurement
   date.................    26,625        32       --           --           --           --
                          --------  --------  --------  -----------  -----------  -----------
Prepaid (accrued)
 benefit cost...........  $ 33,687  $ 16,228  $ 28,421  $(1,215,068) $(1,192,373) $(1,251,858)
                          ========  ========  ========  ===========  ===========  ===========
Amounts Recognized in
 Balance Sheet consist
 of:
  Prepaid benefit cost..  $ 34,353  $ 16,923  $ 29,247  $       --   $       --   $       --
  Accrued benefit
   liability............      (114)     (169)     (274)  (1,215,068)  (1,192,373)  (1,251,858)
  Accumulated other
   comprehensive loss...      (552)     (526)     (552)         --           --           --
                          --------  --------  --------  -----------  -----------  -----------
   Net amount
    recognized..........  $ 33,687  $ 16,228  $ 28,421  $(1,215,068) $(1,192,373) $(1,251,858)
                          ========  ========  ========  ===========  ===========  ===========
Weighted average
 assumptions:
  Discount rate.........      7.25%     7.75%     7.00%        7.25%        7.75%        7.00%
  Expected return on
   plan assets..........      9.00%     9.00%     9.00%        9.00%        9.00%        9.00%
  Rate of compensation
   increase.............      4.33%     4.48%     4.43%         --           --           --

   For measurement purposes, an 8.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for the twelve months ended June 30, 2001, gradually decreasing to 4.75% in 2009, and remaining level thereafter.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                                    Pension Benefits                            Other Benefits
                         ------------------------------------------ -----------------------------------------
                                             For the                                   For the
                                               Six                      For the          Six
                           For the Year       Months   For the Year    Year Ended       Months   For the Year
                          Ended June 30,      Ended       Ended         June 30,        Ended       Ended
                         ------------------  June 30,  December 31, -----------------  June 30,  December 31,
                           2001      2000      1999        1998       2001     2000      1999        1998
                         --------  --------  --------  ------------ --------  -------  --------  ------------
Components of Net
 Periodic Benefit Cost:
  Service cost.......... $ 12,708  $ 13,585  $  7,468    $ 13,054   $  6,419  $ 6,782  $ 4,429     $ 7,486
  Interest cost.........   19,762    20,555     9,759      16,738     91,235   87,278   42,096      79,615
  Expected return on
   plan assets..........  (23,254)  (23,807)  (10,832)    (17,822)   (13,660)  (6,211)    (306)       (181)
  Amortization of prior
   service cost
   (credit).............      352       352       176         351     (8,831)  (8,831)  (4,416)     (8,831)
  Recognized net
   actuarial loss
   (gain)...............      750     3,132     1,345       1,040     (2,156)    (641)     280         567
                         --------  --------  --------    --------   --------  -------  -------     -------
Benefit cost............ $ 10,318  $ 13,817  $  7,916    $ 13,361   $ 73,007  $78,377  $42,083     $78,656
                         ========  ========  ========    ========   ========  =======  =======     =======

   Net periodic pension cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year.

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $867, $867 and $721, respectively, as of June 30, 2001, $847, $847 and $646, respectively, as of June 30, 2000 and $881, $881 and
$607, respectively, as of June 30, 1999.

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

   Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                    1-Percentage 1-Percentage
                                                       Point        Point
                                                      Increase     Decrease
                                                    ------------ ------------
   Effect on total of service and interest costs
    components.....................................   $ 11,893    $  (9,921)
   Effect on accumulated postretirement benefit
    obligation.....................................   $185,901    $(156,028)

Note 17--Coal Workers' Pneumoconiosis (CWP):

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual company experience and creditable outside sources.

   Pneumoconiosis expense is calculated using the service cost method. Actuarial gains or losses are amortized over the remaining service period of active miners (approximately 14 years). The discount rate used to calculate the estimated present value of the future obligations was 7.25%, 7.75% and 7.00% at June 30, 2001, 2000 and 1999, respectively.

   The reconciliation of changes in benefit obligation, plan assets and funded status of the CWP plan at June 30, 2001, 2000 and 1999 is as follows:

                                                         June 30,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
   Reconciliation of Benefit Obligation:
     Benefit obligation at beginning of
      year...................................  $ 180,832  $ 198,795  $ 194,109
     Service cost............................      3,295      4,763      2,388
     Interest cost...........................     13,492     13,760      6,439
     Actuarial (gain) loss...................      6,573    (42,845)      (333)
     Contract renegotiation..................        --      14,669        --
     Benefits paid...........................     (8,401)    (8,310)    (3,808)
                                               ---------  ---------  ---------
   Benefit obligation at end of year.........  $ 195,791  $ 180,832  $ 198,795
                                               =========  =========  =========
   Reconciliation of Fair Value of Plan
    Assets:
     Fair value of plan assets at beginning
      of year................................  $  60,161  $  20,082  $  20,801
     Actual gain (loss) return on plan
      assets.................................      9,865     (1,974)      (719)
     Contract renegotiation..................        --      42,053        --
     Company contributions...................        --      10,311      5,215
     Benefit and other payments..............    (30,063)    (8,310)    (3,808)
     Legal and administrative costs..........     (2,000)    (2,001)    (1,407)
                                               ---------  ---------  ---------
   Fair value of plan assets at end of year..  $  37,963  $  60,161  $  20,082
                                               =========  =========  =========
   Funded Status:
     Status of plan (underfunded)............  $(157,828) $(120,671) $(178,713)
     Unrecognized prior service cost.........     (8,221)    (8,949)    (9,677)
     Unrecognized net actuarial gain.........   (282,268)  (307,434)  (297,690)
                                               ---------  ---------  ---------
   Accrued benefit cost......................  $(448,317) $(437,054) $(486,080)
                                               =========  =========  =========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                                                         For the
                                      For the Year      Six Months   For the
                                     Ended June 30,        Ended    Year Ended
                                    ------------------   June 30,  December 31,
                                      2001      2000       1999        1998
                                    --------  --------  ---------- ------------
   Components of Net Periodic
    Cost:
     Service cost.................  $  3,295  $  4,763   $  2,388    $  4,009
     Interest cost................    13,492    13,760      6,439      14,201
     Legal and administrative
      costs.......................     2,000     2,001      1,407       2,324
     Expected return on plan
      assets......................    (4,808)   (4,066)      (813)     (1,487)
     Amortization of prior service
      cost........................      (728)     (728)      (364)       (728)
     Recognized net actuarial
      (gain)......................   (21,650)  (27,061)   (10,402)    (20,566)
                                    --------  --------   --------    --------
   Benefit credit.................  $ (8,399) $(11,331)  $ (1,345)   $ (2,247)
                                    ========  ========   ========    ========

Note 18--Other Employee Benefit Plans:

 UMWA Pension and Benefit Trusts:

   Certain subsidiaries of CONSOL Energy are required under the National Bituminous Coal Wage Agreement (NBCWA) of 1998 with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Amounts charged to expense for these benefits were $64 and $436 for the twelve months ended June 30, 2001 and 2000, respectively, $273 for the six months ended June 30, 1999 and $3,395 for the year ended December 31, 1998. These pension trusts became fully funded as of September 2000, and therefore, contributions after this date have not been required. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The withdrawal liability would be calculated based on the contributor's proportionate share of the plan's unfunded vested liabilities.

   The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

   The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized as expense when payments are assessed. Amounts charged to expense for the Act were $33,180 and $30,524 for the twelve months ended June 30, 2001 and 2000, respectively, $9,496 for the six months ended June 30, 1999 and $34,077 for the twelve months ended December 31, 1998. Based on available information at June 30, 2001, CONSOL Energy's obligation for the Act is estimated at approximately $545,000.

   The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the

                      CONSOL ENERGY INC. AND SUBSIDIARIES

NBCWA of 1993 and subsequently goes out of business. Contributions to the trust are fixed at thirteen cents per hour worked by UMWA represented employees. The NBCWA of 1998 specifies that benefits provided under this plan are to be incorporated into the current agreement and will be in effect for the duration of the contract. Amounts charged to expense for the UMWA 1993 Benefit Plan were $829 and $834 for the twelve months ended June 30, 2001 and 2000, respectively, $520 for the six months ended June 30, 1999 and $999 for the twelve months ended December 31, 1998.

   At June 30, 2001, approximately 48% of CONSOL Energy's workforce was represented by the UMWA. The current UMWA labor agreement is effective from January 1, 1998 through December 31, 2002.

 Investment Plan:

   CONSOL Energy had two investment plans covering all domestic, non-represented employees. One was available to all employees of Rochester and Pittsburgh Coal Company (R&P). This plan matched employee contributions up to $750 per year. Effective February 1, 2001, R&P salaried employees became active and eligible employees in the salaried CONSOL Energy investment plan. This plan, available to all other non-represented employees, matches employee contributions for an amount up to 6 percent of the employee's base pay. Amounts charged to expense were $14,502 and $10,998 for the twelve months ended June 30, 2001 and 2000, respectively, $5,841 for the six months ended June 30, 1999 and $11,343 for the twelve months ended December 31, 1998.

 Long-Term Disability:

   CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled. Liabilities (net of Plan Assets) included in Deferred Credits and Other Liabilities--Other amounted to $28,466, $25,477 and $27,854 at June 30, 2001, 2000 and 1999, respectively. The expense was determined using a discount rate of 7.75% and 7.00% for the twelve months ended June 30, 2001 and 2000, respectively, 6.75% for the six months ended June 30, 1999 and 7.25% for the twelve months ended December 31, 1998. Benefit costs for long-term disability were $5,389 and $4,954 for the twelve months ended June 30, 2001 and 2000, respectively, $2,464 for the six months ended June 30, 1999 and $7,557 for the twelve months ended December 31, 1998.

Note 19--Stock-Based Compensation:

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

   The Board of Directors approved a program to grant stock options to eligible full-time employees effective March 1, 2001. Under this program, eligible full-time employees received a grant of 100 stock options to purchase CONSOL Energy shares at the fair market value on the date of the option grant ($30.18 per share). There is a one-year vesting requirement on these options. The options expire ten years after the grant date.

   CONSOL Energy accounts for its stock options granted to employees and non-employee directors in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. If the compensation cost of these plans had been determined using the fair-value method prescribed by Statement

                      CONSOL ENERGY INC. AND SUBSIDIARIES
of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the charge to net income and earnings per share would be de minimis for the twelve months ended June 30, 2001, June 30, 2000 and the six months ended June 30, 1999. Under Statement of Financial Accounting Standards No. 123, the fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model. The weighted average assumptions used were:

                                                            June 30,
                                                --------------------------------
                                                   2001       2000       1999
                                                ---------- ---------- ----------
   Expected dividend yield.....................     4.5%       7.0%       7.0%
   Expected volatility.........................    57.7%      38.0%      45.0%
   Risk-free interest rate.....................     4.7%       6.0%       6.0%
   Expected life............................... 2.95 years 3.98 years 5.00 years

   A summary of the status of stock options granted is presented below:

                                                                    Weighted
                                                                    Average
                                                       Shares    Exercise Price
                                                      ---------  --------------
   Initial grant.....................................   784,000      $16.00
                                                      ---------      ------
   Balance at June 30, 1999..........................   784,000       16.00
     Granted ........................................    80,000       12.41
                                                      ---------      ------
   Balance at June 30, 2000..........................   864,000      $15.67
     Granted ........................................ 1,039,096       22.77
     Exercised.......................................  (105,550)      15.37
     Forfeited.......................................  (192,750)      16.31
                                                      ---------      ------
   Balance at June 30, 2001.......................... 1,604,796      $20.21
                                                      =========      ======

   All stock options granted in 1999 through 2001 had exercise prices equal to the market price of CONSOL Energy's common stock on the date of the grant. The weighted average per share fair value of options as of the grant date was $7.17 in 2001, $2.56 in 2000 and $4.03 in 1999.

   Characteristics of outstanding stock options at June 30, 2001 are as follows:

                                                                 Exercisable
                                      Outstanding Options          Options
                                  ---------------------------- ----------------
                                            Weighted  Weighted         Weighted
                                             Average  Average          Average
                                            Remaining Exercise         Exercise
   Range of Exercise Price         Shares     Life     Price   Shares   Price
   -----------------------        --------- --------- -------- ------- --------
   $10.88-11.56..................    49,000    9.0     $11.50    1,333  $10.88
    16.00-18.81.................. 1,193,396    9.0      17.54  268,306   16.00
    28.88-30.18..................   362,400   10.0      30.17      --      --
                                  ---------                    -------
   $10.88-30.18.................. 1,604,796    9.2     $20.21  269,639  $15.97
                                  =========   ====     ======  =======  ======

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   No compensation expense was recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 17, 1999, vest 25% per year, beginning one year after the grant date. There are 1,220,700 stock options outstanding under this plan. The employee stock options covered under the plan approved on March 1, 2001 fully vest one year after the grant date. There are 358,400 stock options outstanding under this plan. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 25,696 stock options outstanding under this plan. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

   The Chairman of the Board of CONSOL Energy is also entitled to receive annual shares of common stock having a fair market value of $225 per grant per year. Under this agreement, $225 of expense was recognized for stock issued in each of the twelve months ended June 30, 2001 and 2000 and $125 of expense was recognized for the six months ended June 30, 1999.

Note 20--Other Comprehensive Loss:

   Components of other comprehensive loss consist of the following:

                                                                   Accumulated
                                                                      Other
                                Unrealized Loss      Minimum      Comprehensive
                                 on Securities  Pension Liability     Loss
                                --------------- ----------------- -------------
Balance at December 31, 1998...     $ (270)           $(353)         $ (623)
Current period charge..........       (354)              15            (339)
                                    ------            -----          ------
Balance at June 30, 1999.......       (624)            (338)           (962)
Current period charge..........       (393)              16            (377)
Realized loss on securities....      1,017              --            1,017
                                    ------            -----          ------
Balance at June 30, 2000.......        --              (322)           (322)
Current period charge..........        --               (15)            (15)
                                    ------            -----          ------
Balance at June 30, 2001.......     $  --             $(337)         $ (337)
                                    ======            =====          ======

Note 21--Research and Development Costs:

   CONSOL Energy operates a research and development facility devoted to the mining and the use of coal. Costs related to research and development are expensed as incurred. These costs were $5,329 and $8,046 for the twelve months ended June 30, 2001 and 2000, respectively, $4,382 for the six months ended June 30, 1999 and $9,222 for the twelve months ended December 31, 1998.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 22--Supplemental Cash Flow Information:

                                       For the Year   For the Six    For the
                                      Ended June 30,  Months Ended  Year Ended
                                     ----------------   June 30,   December 31,
                                      2001     2000       1999         1998
                                     ------- -------- ------------ ------------
Cash paid during the year for:
  Interest (net of amounts
   capitalized)....................  $48,630 $ 45,428   $30,291      $ 41,119
  Income taxes.....................  $20,962 $ 34,430   $26,942      $ 63,216
Non-cash investing and financing
 activities:
  Business acquired (Note 2):
    Fair value of assets acquired..  $39,072 $168,010   $   --       $438,699
    Liabilities assumed............  $   --  $  4,504   $   --       $338,291
Charitable contribution of
 property..........................  $   --  $    --    $   --       $(13,480)
Note received from property sales..  $ 9,108 $ 20,207   $   --       $    --
Stock dividends issued.............  $    37 $     12   $   --       $    --

Note 23--Concentration of Credit Risk and Major Customers:

   CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of June 30, 2001, June 30, 2000 and June 30, 1999, accounts receivable from utilities were $129,898, $130,168 and $134,581, respectively, and from steel and coke producers were $33,704, $47,729 and $42,998, respectively. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

   Coal sales (including spot sales) to CONSOL Energy's largest customer, Allegheny Energy, were $320,601 and $293,178 for the twelve months ended June 30, 2001 and 2000, respectively, $155,991 for the six months ended June 30, 1999 and $354,333 for the twelve months ended December 31, 1998. Accounts receivable from Allegheny Energy were $28,894, $24,202 and $43,250 as of June 30, 2001, 2000 and 1999, respectively.

Note 24--Marketable Securities:

   At June 30, 2001, there were no marketable securities. At June 30, 2000, marketable securities, which were previously classified as available-for-sale, were used to fund post-employment benefits. Accordingly, the assets are shown as a reduction of Post-Employment Benefits Other than Pensions on the balance sheet and unrealized losses were recognized in the year ended June 30, 2000. There were no other marketable securities as of June 30, 2000.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   The following is a summary of available-for-sale securities included in Other Assets at June 30, 1999:

                                                                     Estimated
                                               Unrealized Unrealized   Fair
                                        Cost     Gains      Losses     Value
                                       ------- ---------- ---------- ---------
U. S. government and agencies......... $46,194   $ --      $(1,023)   $45,171
Other debt securities.................     203     --          --         203
                                       -------   -----     -------    -------
    Total debt securities.............  46,397     --       (1,023)    45,374
Cash equivalents included in non-
 current funding......................   3,205     --           --      3,205
                                       -------   -----     -------    -------
                                       $49,602   $ --      $(1,023)   $48,579
                                       =======   =====     =======    =======
Schedules of maturities:
  One year or less.................... $10,107                        $10,064
  One year through five years.........  28,640                         28,011
  Five years through ten years........   7,650                          7,299
                                       -------                        -------
                                       $46,397                        $45,374
                                       =======                        =======

   Proceeds from the sales of securities in this portfolio were $2,500 for the twelve months ended June 30, 2000 and $3,860 for the six months ended June 30, 1999. Gross realized gains and losses on those sales were not significant.

Note 25--Fair Values of Financial Instruments:

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

   The carrying amounts and fair values of financial instruments are as follows:

                                                  June 30,
                         ----------------------------------------------------------------
                                2001                  2000                  1999
                         --------------------  --------------------  --------------------
                         Carrying     Fair     Carrying     Fair     Carrying     Fair
                          Amount      Value     Amount      Value     Amount      Value
                         ---------  ---------  ---------  ---------  ---------  ---------
Cash and cash
 equivalents............ $  16,625  $  16,625  $   8,181  $   8,181  $  23,559  $  23,559
Marketable securities
 included in Other
 Assets................. $     --   $     --   $     --   $     --   $  48,579  $  48,579
Short-term notes
 payable................ $(360,063) $(360,063) $(464,310) $(464,310) $(345,525) $(345,525)
Long-term debt.......... $(289,188) $(293,647) $(289,074) $(288,162) $(303,668) $(313,137)

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 26--Commitments and Contingent Liabilities:

   CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

   CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. In addition, CONSOL Energy has recognized a liability related to a waste disposal site and accrued $3,275 in Other Liabilities. CONSOL Energy has paid $1,284 related to the remediation of this waste disposal site and, accordingly, reduced the liability to $1,991 at June 30, 2001. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

Note 27--Segment Information:

   As a result of CONSOL Energy's sale of 18 industrial locations and store management sites, the Industrial Supplies and Equipment segment is no longer considered a reportable segment. CONSOL Energy has restated prior year data to incorporate the change in reportable segments. Three of the non-core business activities, Industrial Supplies and Equipment, Transportation, and Farming, have been grouped with corporate headquarters activity and included in the Other segment.

   CONSOL Energy reports its operations through two reportable segments, Coal and Gas. Management has determined these reportable segments based on how resources are allocated and operational decisions are made. These reportable segments are business units that offer different types of products and services.

   The principal business of the Coal segment is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The principal business of the Gas segment is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Intersegment sales were made at prices approximating current market value.

   CONSOL Energy evaluates performance and allocates resources based on pretax operating income or loss. In computing pretax operating income or loss, none of the following have been added or deducted: unallocated corporate expenses, interest expense, interest income, other non-operating activity and income taxes.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   Industry segment results for the twelve months ended June 30, 2001 are:

                                                All
                             Coal      Gas     Other    Elimination Consolidated
                          ---------- -------- --------  ----------- ------------
Sales--outside..........  $1,866,600 $129,768 $131,362   $    --     $2,127,730
Sales--related parties..       9,288      --       --         --          9,288
Freight--outside........     157,037      --       --         --        157,037
Freight--related
 parties................       3,903      --       --         --          3,903
Intersegment transfers..         --     3,535   95,540    (99,075)          --
                          ---------- -------- --------   --------    ----------
  Total Sales and
   Freight..............  $2,036,828 $133,303 $226,902   $(99,075)   $2,297,958
                          ========== ======== ========   ========    ==========
Pretax Operating Income
 (Loss).................  $  188,648 $ 95,293 $(17,209)              $  266,732(A)
                          ========== ======== ========               ==========
Segment assets..........  $3,001,455 $329,834 $158,694               $3,489,983(B)
                          ========== ======== ========               ==========
Depreciation, depletion
 and amortization.......  $  220,849 $ 10,818 $ 11,605               $  243,272
                          ========== ======== ========               ==========
Additions to property,
 plant and equipment....  $  176,372 $ 29,826 $ 13,635               $  219,833
                          ========== ======== ========               ==========

--------
(A) Includes equity in earnings (losses) of unconsolidated affiliates of $(256), $21,254 and $(1,561) for Coal, Gas and All Other, respectively. Also, included in Coal is $92,458 of income related to the Export Sales Excise Tax resolution.

(B) Includes investments in unconsolidated equity affiliates of $40,559, $182,269 and $683 for Coal, Gas and All Other, respectively. Also, included in Coal is $102,241 of receivables related to the Export Sales Excise Tax resolution.

   Industry segment results for the twelve months ended June 30, 2000 are:

                                                   All
                             Coal      Gas        Other    Elimination Consolidated
                          ---------- --------    --------  ----------- ------------
Sales--outside..........  $1,886,358 $ 48,198    $157,040   $    --     $2,091,596
Sales--related parties..       3,254      --          --         --          3,254
Freight--outside........     164,512      --          --         --        164,512
Freight--related
 parties................       1,422      --          --         --          1,422
Intersegment transfers..         --       831      88,159    (88,990)          --
                          ---------- --------    --------   --------    ----------
Total Sales and
 Freight................  $2,055,546 $ 49,029    $245,199   $(88,990)   $2,260,784
                          ========== ========    ========   ========    ==========
Pretax Operating Income
 (Loss).................  $  143,576 $ 23,321(C) $ (4,536)              $  162,361
                          ========== ========    ========               ==========
Segment assets..........  $2,969,779 $320,840    $175,056               $3,465,675(D)
                          ========== ========    ========               ==========
Depreciation, depletion
 and amortization.......  $  232,505 $  5,299    $ 12,073               $  249,877
                          ========== ========    ========               ==========
Additions to property,
 plant and equipment....  $  126,417 $128,287(E) $  4,046               $  258,750
                          ========== ========    ========               ==========

--------
(C) Includes equity in net income of unconsolidated affiliates of $1,969.

(D) Includes investments in unconsolidated equity affiliates of $769, $175,220 and $1,283 for Coal, Gas and All Other, respectively.

(E) Includes $114,248 acquired from MCN Energy Group Inc. CONSOL Energy's proportionate share of net additions to property, plant and equipment relating to gas producing activities of unconsolidated equity affiliates is $5,773.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   Industry segment results for the six months ended June 30, 1999 are:

                             Coal      Gas    All Other  Elimination Consolidated
                          ---------- -------- ---------  ----------- ------------
Sales--outside..........  $  980,387 $ 11,091 $  85,050   $    --     $1,076,528
Sales--related parties..       5,394      --        --         --          5,394
Freight--outside........      77,777      --        --         --         77,777
Freight--related
 parties................       2,710      --        --         --          2,710
Intersegment transfers..         --       --     48,234    (48,234)          --
                          ---------- -------- ---------   --------    ----------
  Total Sales and
   Freight..............  $1,066,268 $ 11,091 $ 133,284   $(48,234)   $1,162,409
                          ========== ======== =========   ========    ==========
Pretax Operating Income
 (Loss).................  $   79,148 $  1,026 $ (10,018)              $   70,156
                          ========== ======== =========               ==========
Segment assets..........  $3,185,544 $111,711 $ 168,669               $3,465,924(F)
                          ========== ======== =========               ==========
Depreciation, depletion
 and amortization.......  $  112,231 $  2,223 $   6,783               $  121,237
                          ========== ======== =========               ==========
Additions to property,
 plant and equipment....  $  102,326 $  8,002 $   1,275               $  111,603
                          ========== ======== =========               ==========

--------
(F) Includes investments in unconsolidated equity affiliates of $769 and $1,210 for Coal and All Other, respectively.

   Industry segment results for the twelve months ended December 31, 1998 are:

                             Coal         Gas    All Other  Elimination Consolidated
                          ----------    -------- ---------  ----------- ------------
Sales--outside..........  $2,057,015    $ 23,367 $ 110,371   $    --     $2,190,753
Sales--related parties..      21,678         --     82,999        --        104,677
Freight--outside........     226,119         --        --         --        226,119
Freight--related
 parties................       3,922         --        --         --          3,922
Intersegment transfers..         --          --     94,113    (94,113)          --
                          ----------    -------- ---------   --------    ----------
  Total Sales and
   Freight..............  $2,308,734    $ 23,367 $ 287,483   $(94,113)   $2,525,471
                          ==========    ======== =========   ========    ==========
Pretax Operating Income
 (Loss).................  $  290,433    $  3,316 $ (34,123)              $  259,626
                          ==========    ======== =========               ==========
Segment assets..........  $3,187,594    $106,296 $ 172,174               $3,466,064(G)
                          ==========    ======== =========               ==========
Depreciation, depletion
 and amortization.......  $  221,028    $  4,834 $  12,722               $  238,584
                          ==========    ======== =========               ==========
Additions to property,
 plant and equipment....  $  471,158(H) $ 31,105 $   4,423               $  506,686
                          ==========    ======== =========               ==========

--------
(G) Includes investments in unconsolidated equity affiliates of $769 and $800 for Coal and All Other, respectively.

(H) Includes $248,879 acquired from Rochester & Pittsburgh Coal Company.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  Reconciliation of Segment Information to
   Consolidated Amounts:

  Revenue:

                               For the Year Ended     For the Six  For the Year
                                    June 30,          Months Ended    Ended
                              ----------------------    June 30,   December 31,
                                 2001        2000         1999         1998
                              ----------  ----------  ------------ ------------
Total segment sales and
 freight to external
 customers..................  $2,297,958  $2,260,784   $1,162,409   $2,525,471
Other income not allocated
 to segments (Note 4).......      70,457      64,359       28,560       54,562
                              ----------  ----------   ----------   ----------
  Total Consolidated
   Revenue..................  $2,368,415  $2,325,143   $1,190,969   $2,580,033
                              ==========  ==========   ==========   ==========

  Operating Profit:

                               For the Year Ended     For the Six    For the
                                    June 30,          Months Ended  Year Ended
                              ----------------------    June 30,   December 31,
                                 2001        2000         1999         1998
                              ----------  ----------  ------------ ------------
Total segment pretax
 operating income...........  $  266,732  $  162,361   $   70,156   $  259,626
Interest income (expense),
 net and other non-operating
 activity...................     (26,397)    (55,814)     (29,996)     (47,144)
                              ----------  ----------   ----------   ----------
Earnings Before Income Taxes
 ...........................  $  240,335  $  106,547   $   40,160   $  212,482
                              ==========  ==========   ==========   ==========
  Total Assets:

                                           June 30,
                              ------------------------------------ December 31,
                                 2001        2000         1999         1998
                              ----------  ----------  ------------ ------------
Total assets for reportable
 segments...................  $3,489,983  $3,465,675   $3,465,924   $3,466,064
Cash and other investments..      17,104       8,181       47,223       54,950
Deferred tax assets.........     355,533     384,642      361,879      342,376
Black Lung excise tax
 resolution interest
 receivable.................      32,351         --           --           --
Recoverable income taxes....         --        7,813          --           --
                              ----------  ----------   ----------   ----------
  Total Consolidated
   Assets...................  $3,894,971  $3,866,311   $3,875,026   $3,863,390
                              ==========  ==========   ==========   ==========

  Enterprise-Wide
   Disclosures:

  CONSOL Energy's Revenues by
   geographical location:

                               For the Year Ended     For the Six    For the
                                    June 30,          Months Ended  Year Ended
                              ----------------------    June 30,   December 31,
                                 2001        2000         1999         1998
                              ----------  ----------  ------------ ------------
United States...............  $1,881,045  $1,848,308   $  928,746   $1,979,129
Europe......................     230,074     193,581      117,599      303,299
Asia........................      26,311      72,878       40,704       88,580
Canada......................      86,828      59,054       43,833       48,541
South America...............      52,366      45,416       12,752       53,915
Middle East.................         --       21,096        9,492       35,528
Africa......................      21,334      20,451        9,283       16,479
                              ----------  ----------   ----------   ----------
  Total Revenues and Freight
   from External Customers..  $2,297,958  $2,260,784   $1,162,409   $2,525,471
                              ==========  ==========   ==========   ==========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   CONSOL Energy's Property, Plant and Equipment by geographical location are:

                                              June 30,
                                  -------------------------------- December 31,
                                     2001       2000       1999        1998
                                  ---------- ---------- ---------- ------------
United States.................... $2,520,288 $2,562,856 $2,659,429  $2,670,266
Canada...........................     10,882     11,478     14,717      15,746
Belgium..........................        122        110        120         112
                                  ---------- ---------- ----------  ----------
  Total Property, Plant and
   Equipment..................... $2,531,292 $2,574,444 $2,674,266  $2,686,124
                                  ========== ========== ==========  ==========

Note 28--Supplemental Coal Data (unaudited):

                                                 (Millions of Tons)
                                        ---------------------------------------
                                          For the
                                        Year Ended    For the Six  For the Year
                                         June 30,     Months Ended    Ended
                                        ----------      June 30,   December 31,
                                        2001   2000       1999         1998
                                        -----  -----  ------------ ------------
Proved and probable reserves
 at beginning of period...............  4,461  4,705     4,755        4,776
Purchased reserves....................     37      3         4          148
Reserves sold in place................     (5)   (66)      (11)         (29)
Production............................    (72)   (73)      (38)         (76)
Revisions and other changes...........    (10)  (108)       (5)         (64)
                                        -----  -----     -----        -----
Proved and Probable Reserves at end of
 period*..............................  4,411  4,461     4,705        4,755
                                        =====  =====     =====        =====

--------
* Proved and probable coal reserves are the equivalent of "demonstrated reserves" under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

   The coal reserves are located in nearly every major coal-producing region in North America. At June 30, 2001, 848 million tons were assigned to mines either in production or under development. The proved and probable reserves at June 30, 2001 include 3,728 million tons of steam coal, of which approximately 15 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 14 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 683 million tons of metallurgical coal, of which approximately 69 percent has a sulfur content equivalent to less than
1.2 pounds sulfur dioxide per million Btu, and the remaining 31 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 29--Supplemental Gas Data (unaudited):

   The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" and related accounting rules:

   Capitalized Costs:

                                                              June 30,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
   Proved properties................................ $148,012 $118,143 $117,496
   Accumulated depreciation, depletion and
    amortization....................................   17,151    2,155   30,587
                                                     -------- -------- --------
   Net Capitalized Costs............................ $130,861 $115,988 $ 86,909
                                                     ======== ======== ========
   Proportionate Share of Gas Producing Net
    Property, Plant and Equipment of Unconsolidated
    Equity Affiliates............................... $109,422 $ 97,818 $    --
                                                     ======== ======== ========

   Results of Operations:

                                       For the Year   For the Six  For the Year
                                      Ended June 30,  Months Ended    Ended
                                     ----------------   June 30,   December 31,
                                       2001    2000       1999         1998
                                     -------- ------- ------------ ------------
   Total Revenue...................  $157,832 $52,456   $11,769      $24,367

   Lifting Costs...................     8,893   6,615     1,072        1,771
   Royalty Expense.................    12,983   2,725       394          647
   Other Production Costs..........    29,845  14,496     7,054       13,799
   Depreciation, Depletion &
    Amortization...................    10,818   5,299     2,223        4,834
                                     -------- -------   -------      -------
   Total Cost......................    62,539  29,135    10,743       21,051

   Pretax Operating Income.........    95,293  23,321     1,026        3,316
   Income Taxes....................    33,236   8,222      (367)        (224)
                                     -------- -------   -------      -------
   Results of Operations, excluding
    Corporate and Interest Costs...  $ 62,057 $15,099   $ 1,393      $ 3,540
                                     ======== =======   =======      =======

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   Gross Reserve Quantity:

                                          (Millions of cubic feet (MMcf))
                                     -------------------------------------------
                                      For the Year
                                          Ended        For the Six  For the Year
                                        June 30,       Months Ended    Ended
                                     ----------------    June 30,   December 31,
                                      2001     2000        1999         1998
                                     -------  -------  ------------ ------------
Proved developed and undeveloped
 gas reserves at beginning of
 period*...........................  746,813  467,009    470,087      457,995
Purchased reserves.................      --   284,591        --        30,488
Production.........................  (34,706) (16,299)    (3,078)      (6,056)
Revisions and other changes........   68,400   11,512        --       (12,340)
                                     -------  -------    -------      -------
Proved developed and undeveloped
 gas reserves at end of period*....  780,507  746,813    467,009      470,087
                                     =======  =======    =======      =======
Proportional interest in reserves
 of investees accounted for by the
 equity method (included in proved
 developed and undeveloped gas
 reserves).........................  416,183  424,848        --           --
                                     =======  =======    =======      =======
Proved developed reserves:
  At beginning of period...........  178,690   72,749     75,826       45,938
                                     =======  =======    =======      =======
  At end of period.................  261,426  178,690     72,749       75,826
                                     =======  =======    =======      =======
Proved developed reserves in equity
 affiliates included in proved
 developed reserves:
  At beginning of period...........  103,313      --         --           --
                                     =======  =======    =======      =======
  At end of period.................  117,620  103,313        --           --
                                     =======  =======    =======      =======

--------
* Proved developed and undeveloped gas reserves are defined by the Society of Petroleum Engineers and the World Petroleum Congresses. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

   CONSOL Energy's proved gas reserves are located in the state of Virginia.

Standardized Measure of Discounted Future Net Cash Flows:

   The following information has been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." This statement requires the standardized measure of discounted future net cash flows to be based on year-end sales prices, costs and statutory income tax rates and a 10 percent annual discount rate. Because prices used in the calculation are as of the end of the period, the standardized measure could vary significantly from year to year based on the market conditions at that specific date.

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

   The standardized measure is intended to provide a better means for comparing the value of CONSOL Energy's proved reserves at a given time with those of other gas producing companies than is provided by a comparison of raw proved reserve quantities.

                                        At June 30,                     At
                             ------------------------------------  December 31,
                                2001         2000         1999         1998
                             -----------  -----------  ----------  ------------
   Future Cash Flows:
     Revenues............... $ 2,647,689  $ 3,238,988  $1,004,900   $1,063,687
     Production costs.......  (1,520,955)  (1,365,925)   (612,237)    (634,995)
     Development costs......    (286,680)    (242,733)   (101,050)    (101,088)
     Income tax expense.....    (288,447)    (479,504)    (96,595)    (105,457)
                             -----------  -----------  ----------   ----------
   Future Net Cash Flows....     551,607    1,150,826     195,018      222,147
   Discounted at present
    value at a 10% annual
    rate.................... $  (362,451) $  (656,245) $ (131,678)  $ (150,647)
                             -----------  -----------  ----------   ----------
   Total standardized
    measure of discounted
    net cash flows.......... $   189,156  $   494,581  $   63,340   $   71,500
                             ===========  ===========  ==========   ==========
   Standardized measure of
    discounted net cash
    flows for equity
    affiliates included
    above................... $    32,451  $   177,068  $      --    $      --
                             ===========  ===========  ==========   ==========

   The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

                                             June 30,
                                   ------------------------------  December 31,
                                     2001       2000       1999        1998
                                   ---------  ---------  --------  ------------
   Balance at Beginning of
    Period.......................  $ 494,581  $  63,340  $ 71,500    $ 49,195
   Net changes in sales prices
    and production costs.........   (857,403)   857,939   (35,760)    (74,904)
   Sales--net of production
    costs........................   (106,111)   (28,620)   (3,249)     (8,150)
   Net change due to
    acquisition..................        --     744,637       --          --
   Net change due to revisions in
    quantity estimates...........    217,185    (18,299)    2,216     226,466
   Development costs incurred,
    previously estimated.........    (13,398)    (4,545)   (6,064)    (19,506)
   Changes in estimated future
    development costs............    (43,947)  (141,683)       38     (20,599)
   Net change in future income
    taxes........................    191,057   (382,909)    8,862     (35,847)
   Accretion of discount and
    other........................    307,192   (595,279)   25,797     (45,155)
                                   ---------  ---------  --------    --------
     Total Discounted Cash Flow
      at End of Period...........  $ 189,156  $ 494,581  $ 63,340    $ 71,500
                                   =========  =========  ========    ========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 30--Quarterly Information (Unaudited):

                                              Three Months Ended
                               ------------------------------------------------
                               September 30, December 31, March 31,   June 30,
                                   2000          2000        2001       2001
                               ------------- ------------ ---------- ----------
Sales........................   $  491,260    $  508,185  $  576,930 $  560,643
                                ==========    ==========  ========== ==========
Freight Revenue..............   $   37,071    $   35,154  $   32,635 $   56,080
                                ==========    ==========  ========== ==========
Costs of Goods Sold and Other
 Operating Charges...........   $  370,231    $  367,342  $  421,415 $  409,695
                                ==========    ==========  ========== ==========
Freight Expense..............   $   37,071    $   35,154  $   32,635 $   56,080
                                ==========    ==========  ========== ==========
    Net Income...............   $    4,096    $   29,407  $  100,800 $   49,347
                                ==========    ==========  ========== ==========
Earnings Per Share:
  Basic......................   $     0.05    $     0.37  $     1.28 $     0.63
                                ==========    ==========  ========== ==========
  Dilutive...................   $     0.05    $     0.37  $     1.27 $     0.62
                                ==========    ==========  ========== ==========
Weighted Average Shares
 Outstanding:
  Basic......................   78,577,553    78,590,854  78,616,575 78,670,017
                                ==========    ==========  ========== ==========
  Dilutive...................   78,681,451    78,745,914  79,201,793 79,071,471
                                ==========    ==========  ========== ==========

                                              Three Months Ended
                               ------------------------------------------------
                               September 30, December 31, March 31,   June 30,
                                   1999          1999        2000       2000
                               ------------- ------------ ---------- ----------
Sales........................   $  545,212    $  537,109  $  511,016 $  501,513
                                ==========    ==========  ========== ==========
Freight Revenue..............   $   44,951    $   40,734  $   35,862 $   44,387
                                ==========    ==========  ========== ==========
Costs of Goods Sold and Other
 Operating Charges...........   $  416,087    $  375,387  $  369,524 $  337,984
                                ==========    ==========  ========== ==========
Freight Expense..............   $   44,951    $   40,734  $   35,862 $   44,387
                                ==========    ==========  ========== ==========
    Net Income...............   $   10,727    $   36,506  $   22,970 $   36,837
                                ==========    ==========  ========== ==========
Earnings Per Share:
  Basic......................   $     0.13    $     0.46  $     0.29 $     0.47
                                ==========    ==========  ========== ==========
  Dilutive...................   $     0.13    $     0.46  $     0.29 $     0.47
                                ==========    ==========  ========== ==========
Weighted Average Shares
 Outstanding:
  Basic......................   80,250,718    79,901,818  79,217,730 78,615,363
                                ==========    ==========  ========== ==========
  Dilutive...................   80,250,870    79,902,337  79,218,134 78,619,097
                                ==========    ==========  ========== ==========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                                                           Three Months Ended
                                                          ---------------------
                                                          March 31,   June 30,
                                                             1999       1999
                                                          ---------- ----------
   Sales................................................. $  567,493 $  514,429
                                                          ========== ==========
   Freight Revenue....................................... $   48,018 $   32,469
                                                          ========== ==========
   Costs of Goods Sold and Other Operating Charges....... $  396,580 $  393,539
                                                          ========== ==========
   Freight Expense....................................... $   48,018 $   32,469
                                                          ========== ==========
       Net Income........................................ $   25,605 $   14,434
                                                          ========== ==========
   Earnings Per Share:
     Basic............................................... $     0.44 $     0.20
                                                          ========== ==========
     Dilutive............................................ $     0.44 $     0.20
                                                          ========== ==========
   Weighted Average Shares Outstanding:
     Basic............................................... 57,667,558 71,823,602
                                                          ========== ==========
     Dilutive............................................ 57,667,558 71,823,602
                                                          ========== ==========

                                              Three Months Ended
                               ------------------------------------------------

                                March 31,   June 30,  September 30, December 31,
                                  1998        1998        1998         1998
                               ----------- ----------- ----------- ------------
Sales........................  $   585,661 $   547,823 $   546,579  $  615,367
                               =========== =========== ===========  ==========
Freight Revenue..............  $    65,758 $    53,214 $    56,049  $   55,020
                               =========== =========== ===========  ==========
Costs of Goods Sold and Other
 Operating Charges...........  $   374,414 $   371,194 $   408,531  $  436,037
                               =========== =========== ===========  ==========
Freight Expense..............  $    65,758 $    53,214 $    56,049  $   55,020
                               =========== =========== ===========  ==========
    Net Income...............  $    66,391 $    39,946 $    18,360  $   49,940
                               =========== =========== ===========  ==========
Earnings Per Share:
  Basic......................  $      0.61 $      0.37 $      0.17  $     0.64
                               =========== =========== ===========  ==========
  Dilutive...................  $      0.61 $      0.37 $      0.17  $     0.64
                               =========== =========== ===========  ==========
Weighted Average Shares
 Outstanding:
  Basic......................  108,806,714 108,806,714 108,806,714  77,678,532
                               =========== =========== ===========  ==========
  Dilutive...................  108,806,714 108,806,714 108,806,714  77,678,532
                               =========== =========== ===========  ==========

Note 31--Subsequent Events:

   Effective July 2, 2001, CONSOL Energy entered into agreements with American Electric Power (AEP) to supply coal to various AEP coal-fired power plants and to purchase AEP's affiliated mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former AEP affiliated mines and by other CONSOL Energy mines. The former AEP mines all have limited economically mineable reserves. CONSOL Energy will expand its McElroy and Robinson Run mines to meet the new supply agreement requirements as the former AEP mines deplete. Also under the agreements, CONSOL Energy purchased the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company for a nominal amount. CONSOL Energy assumed

                      CONSOL ENERGY INC. AND SUBSIDIARIES
approximately $235,000 of long-term liabilities related to employee and mine closure liabilities in this acquisition, as well as other current liabilities. As part of this acquisition, these liabilities were fully funded by American Electric Power. Subsequent to the acquisition, the acquired cash balances were used to pay down short-term debt.

   Effective August 22, 2001, CONSOL Energy acquired Conoco Inc.'s coalbed methane reserves and production and pipeline gathering assets in southwestern Virginia for approximately $158 million. The acquired assets are part of two companies, Pocahontas Gas Partnership (PGP) and Cardinal States Gathering Company (CSGC) of which CONSOL Energy owned 50% and 75%, respectively, prior to this transaction. Prior to the acquisition, CONSOL Energy's financial statements reflect these entities under the equity method of accounting. As of the acquisition date, CONSOL Energy owns 100% of PGP and CSGC and will begin to reflect these entities in the financial statements as fully consolidated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

   None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information requested by Item 401 of Regulations S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 11. Executive Compensation.

   The information requested by Item 402 of Regulations S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information requested by Item 403 of Regulations S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   The information requested by Item 404 of Regulations S-K is incorporated herein by reference to the Definitive Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                 EXHIBIT INDEX

                                                                           Page
                                                                           ----
 (A)(1) Financial Statements:

        The following consolidated financial statements of CONSOL Energy
        Inc. and subsidiaries are included in this filing on the pages indicated:

        Report of Independent Auditors..................................    48

        Consolidated Statements of Income for the Twelve Months Ended
        June 30, 2001 and 2000, the Six Months Ended June 30, 1999 and
        for the Twelve Months Ended December 31, 1998...................    49

        Consolidated Balance Sheets at June 30, 2001, June 30, 2000 and
        June 30, 1999...................................................    50

        Consolidated Statements of Stockholders' Equity for Twelve
        Months Ended June 30, 2001 and 2000, the Six Months Ended June
        30, 1999 and for the Twelve Months Ended December 31, 1998......    51

        Consolidated Statements of Cash Flows for the Twelve Months
        Ended June 30, 2001 and 2000, the Six Months Ended June 30,
        1999, and for the Twelve Months Ended December 31, 1998 ........    52

        Notes to Consolidated Financial Statements......................    53

 (a)(2) Financial Statement Schedules:

        No schedules are required to be presented by CONSOL Energy.

 (a)(3) Exhibits filed as part of this Report:

        The response to this portion of Item 14 is submitted as a separate part of this Report.

 (b)(1) Reports on Form 8-K:

        None.

 (c)    Exhibits:

  3.1 Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration
        Statement Form S-1 (Registration No. 333-68987) filed on March
        24, 1999, ("Amendment No. 2").

  3.2   By-Laws of CONSOL Energy Inc., incorporated by reference to
        Exhibit 3.2 to Amendment No. 2.

 10.1 Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust
        Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration on
        Form S-1 (Registration No. 333-68987) filed on March 24, 1999
        ("Amendment No.1").

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

 10.11 Parent Guaranty dated November 13, 1998 from CONSOL Energy Inc., to First National Bank of Chicago, incorporated by reference to
       Exhibit 10.11 to Amendment No. 1.

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

 10.19 Employment Agreement dated February 22, 1999 between CONSOL
       Energy Inc. and John L. Whitmire, incorporated by reference to
       Exhibit 10.19 to Amendment No. 2.

 10.20 CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

 10.21 Subsidiaries of CONSOL Energy Inc., incorporated by reference to
       Exhibit 10.21 to Amendment No. 2.

 10.22 Senior Revolving Loan Agreement dated January 22, 2001 among
       CONSOL Energy Inc. and Citibank, N.A., The Bank of Nova Scotia,
       Bank One, NA, Dresdner Bank, AG, New York and Grand Cayman
       Branches, Mellon Bank and PNC Bank, N.A. for a maximum principal amount at any one time outstanding not to exceed $600,000,000.

 23.1  Consent of Ernst & Young LLP.

Supplemental Information

   No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this form 10-K. An annual report and proxy material will be sent to shareholders subsequent to the filing of this form 10-
K. Said annual report and proxy material will be forwarded to the commission when the same are sent to shareholders of CONSOL Energy.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 28th day of September, 2001.

                                          CONSOL ENERGY INC.

                                          /s/ J. Brett Harvey
                                      By: _________________________________
                                          J. Brett Harvey,
                                          President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28th day of September, 2001, by the following persons on behalf of the Registrant in the capacities indicated:

                                          Chairman of the Board

                                              /s/ John L. Whitmire
                                          By: _________________________________
                                            J. L. Whitmire

   President and Chief Executive
   Officer and Director (Principal
   Executive Officer):                  Executive Vice President and Director:

    /s/ J. Brett Harvey                  /s/ Christoph Koether
   ____________________________________ _________________________________________
   J. Brett Harvey                      C. Koether

                                        Senior Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer):

   Directors:
                                         /s/ William J. Lyons
                                        _________________________________________
                                        W. J. Lyons

    /s/ Philip W. Baxter
   ____________________________________
   P. W. Baxter

    /s/ Berthold Bonekamp
   ____________________________________
   B. Bonekamp

    /s/ Bernd J. Breloer
   ____________________________________
   B. J. Breloer

    /s/ Patricia A. Hammick
   ____________________________________
   P. A. Hammick

    /s/ Rolf Zimmermann
   ____________________________________
   R. Zimmermann