Form 10-Q
period 2001-09-30
CONSOL ENERGY INC
filed 2001-11-09
CIK 1070412

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ____________________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or
                               ------------------

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

             1800 Washington Road, Pittsburgh, Pennsylvania 15241
             ----------------------------------------------------
          (Address of principal executive offices including zip code)

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

Yes  X   No ____
    ---

As of November 5, 2001, there were 78,705,111 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Consolidated Statements of Income (Loss) for the three months ended
         September 30, 2001 and September 30, 2000..............................     1

         Consolidated Balance Sheets at September 30, 2001
         and June 30, 2001......................................................     2

         Consolidated Statements of Stockholders' Equity for the three
         months ended September 30, 2001........................................     4

         Consolidated Statements of Cash Flows for the three months
         ended September 30, 2001 and September 30, 2000........................     5

         Notes to Consolidated Financial Statements.............................     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
         FINANCIAL CONDITION....................................................    12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............    21

                                       PART II
                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................    21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..............................    21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES........................................    21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................    21

ITEM 5.  OTHER INFORMATION......................................................    21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................    22

                                    PART 1
                             FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                   ----------------------------------------
                                  (Unaudited)
                (Dollars in Thousands - except per share data)



                                               Three Months Ended
                                                  September 30,
                                          --------------------------------
                                              2001                2000
                                          ------------        ------------
Sales - Outside                           $    492,856        $    489,204
Sales - Related Parties                                              2,056
Freight - Outside                               36,210              36,229
Freight - Related Parties                                              842
Other Income                                    12,548              13,097
                                          ------------        ------------
     Total Revenue                             541,614             541,428

Cost of Goods Sold and Other
     Operating Charges                         396,520             370,231
Freight Expense                                 36,210              37,071
Selling, General and Administrative
     Expense                                    14,677              16,516
Depreciation, Depletion and
     Amortization                               58,622              60,127
Interest Expense                                 8,147              15,264
Taxes Other Than Income                         42,103              37,668
Export Sales Excise Tax Resolution              (1,051)
                                          ------------        ------------
     Total Costs                               555,228             536,877
                                          ------------        ------------

Earnings (Loss) Before Income Taxes            (13,614)              4,551

Income Taxes (Benefit)                          (2,105)                455
                                          ------------        ------------
     Net Income (Loss)                    $    (11,509)       $      4,096
                                          ============        ============
     Basic Earnings Per Share             $      (0.15)       $       0.05
                                          ============        ============
     Dilutive Earnings Per Share          $      (0.15)       $       0.05
                                          ============        ============
Weighted Average Number of
     Common Shares Outstanding:
     Basic                                  78,696,365          78,577,553
                                          ============        ============
     Dilutive                               78,913,117          78,681,451
                                          ============        ============
Dividends Per Share                       $       0.28        $       0.28
                                          ============        ============

The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (Dollars in Thousands - except per share data)



                                                          (Unaudited)
                                                         SEPTEMBER 30,     JUNE 30,
                                                              2001           2001
                                                         -------------  --------------
                              ASSETS

Current Assets:
  Cash and Cash Equivalents                              $      12,994  $       16,625
  Accounts and Notes Receivable:
      Trade                                                    226,738         221,557
      Other Receivables                                        144,945         158,421
  Inventories                                                  103,810          95,046
  Deferred Income Taxes                                         46,838          46,340
  Prepaid Expenses                                              36,047          27,872
                                                         -------------  --------------

      Total Current Assets                                     571,372         565,861


Property, Plant and Equipment:
  Property, Plant and Equipment                              5,393,153       4,943,961
  Less - Accumulated Depreciation,
      Depletion and Amortization                             2,517,798       2,412,669
                                                         -------------  --------------

      Total Property, Plant and
           Equipment - Net                                   2,875,355       2,531,292


Other Assets:
  Deferred Income Taxes                                        449,851         309,193
  Advance Mining Royalties                                      96,556          97,417
  Investment in Affiliates                                      52,117         223,511
  Other                                                        176,056         167,697
                                                         -------------  --------------

      Total Other Assets                                       774,580         797,818
                                                         -------------  --------------

      Total Assets                                       $   4,221,307  $    3,894,971
                                                         =============  ==============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                (Dollars in Thousands - except per share data)

                                                                           (Unaudited)
                                                                          SEPTEMBER 30,               JUNE 30,
                                                                              2001                      2001
                                                                       --------------------      --------------------
                          LIABILITIES AND
                       STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                     $           182,581       $           144,100
  Accounts Payable - Related Parties                                                   107                        95
  Short-Term Notes Payable                                                         197,753                   360,063
  Current Portion of Long-Term Debt                                                 72,915                    72,533
  Accrued Income Taxes                                                              58,913                     2,322
  Other Accrued Liabilities                                                        362,819                   354,860
                                                                       --------------------      --------------------
      Total Current Liabilities                                                    875,088                   933,973

Long-Term Debt:
  Long-Term Debt                                                                   220,399                   220,394
  Capital Lease Obligations                                                          9,452                    10,634
                                                                       --------------------      --------------------
      Total Long-Term Debt                                                         229,851                   231,028

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                                    1,320,499                 1,140,501
  Pneumoconiosis Benefits                                                          423,440                   448,317
  Mine Closing                                                                     335,137                   272,220
  Workers' Compensation                                                            247,813                   260,609
  Reclamation                                                                       36,030                    19,806
  Other                                                                            435,336                   236,870
                                                                       --------------------      --------------------
      Total Deferred Credits and Other Liabilities                               2,798,255                 2,378,323

Stockholders' Equity:
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized; 80,267,558 Issued
      and 78,696,630 Outstanding at September 30, 2001;
      80,267,558 Issued and 78,696,255 Outstanding
      at June 30, 2001                                                                 803                       803
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding
  Capital in Excess of Par Value                                                   643,492                   643,486
  Retained Earnings (Deficit)                                                     (308,097)                 (274,553)
  Other Comprehensive Loss                                                            (337)                     (337)
  Common Stock in Treasury, at Cost - 1,570,928 Shares
      at September 30, 2001; 1,571,303 Shares at
      at June 30, 2001                                                             (17,748)                  (17,752)
                                                                       --------------------      --------------------
      Total Stockholders' Equity                                                   318,113                   351,647
                                                                       --------------------      --------------------

      Total Liabilities and Stockholders' Equity                       $         4,221,307       $         3,894,971
                                                                       ====================      ====================

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                (Dollars in thousands - except per share data)

                                                                                      Other                          Total
                                                     Capital in      Retained        Compre-                         Stock-
                                       Common        Excess of       Earnings        hensive        Treasury        holders'
                                       Stock         Par Value       (Deficit)         Loss           Stock          Equity
                                    -------------   -------------  --------------  -------------  --------------  -------------
Balance -
    June 30, 2001                   $         803   $     643,486  $     (274,553) $        (337) $      (17,752) $     351,647
                                    -------------   -------------  --------------  -------------  --------------  -------------

(Unaudited)

  Net Loss                                                               (11,509)                                      (11,509)
  Treasury Stock Issued
     (375 shares)                                              6                                              4             10
  Dividends ($.28 per share)                                             (22,035)                                      (22,035)

                                    -------------   -------------  --------------  -------------  --------------  -------------
Balance -
    September 30, 2001              $         803   $     643,492  $     (308,097) $        (337) $      (17,748) $     318,113
                                    =============   =============  ==============  =============  ==============  =============

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                             Three Months Ended
                                                                               September 30,
                                                                        -----------------------------
                                                                           2001             2000
                                                                        ------------     ------------
Operating Activities:
     Net Income (Loss)                                                  $   (11,509)     $     4,096
     Adjustments to Reconcile Net Income (Loss) to
      Net Cash Provided by Operating Activities:
       Depreciation, Depletion and Amortization                              58,622           60,127
       Loss (Gain) on the Sale of Assets                                        124           (1,151)
       Amortization of Advance Mining Royalties                               2,753            2,672
       Deferred Income Taxes                                                  9,538             (582)
       Equity in Earnings of Affiliates                                        (782)          (3,579)
       Changes in Operating Assets:
               Accounts and Notes Receivable                                 27,501           44,469
               Inventories                                                     (608)          36,085
               Prepaid Expenses                                              (8,063)          (1,860)
       Changes in Other Assets                                                9,277            7,806
       Changes in Operating Liabilities:
               Accounts Payable                                              15,717           (5,537)
               Other Operating Liabilities                                  (17,938)          (4,488)
       Changes in Other Liabilities                                         (10,930)          (6,189)
       Other                                                                 (1,164)          (1,178)
                                                                        ------------     ------------
                                                                             84,047          126,595
                                                                        ------------     ------------
       Net Cash Provided by Operating Activities                             72,538          130,691
                                                                        ------------     ------------

Investing Activities:
     Capital Expenditures                                                   (58,685)         (58,011)
     Additions to Advance Mining Royalties                                   (1,895)          (1,333)
     Cash Received - Net of Acquisition Price - AEP                         336,000
     Acquisition of PGP and CSGC                                           (158,157)
     Investment in Equity Affiliates                                        (10,427)           3,754
     Proceeds from Sales of Assets                                            1,840            2,507
                                                                        ------------     ------------
       Net Cash Provided by (Used in) Investing Activities                  108,676          (53,083)
                                                                        ------------     ------------

Financing Activities:
     Payments on Commercial Paper - Net                                    (162,018)         (52,150)
     Payments on Miscellaneous Borrowings                                      (802)          (1,014)
     Dividends Paid                                                         (22,025)         (21,996)
     Issuance of Treasury Stock                                                                   24
                                                                        ------------     ------------
       Net Cash Used in Financing Activities                               (184,845)         (75,136)
                                                                        ------------     ------------
Net (Decrease) Increase in Cash and Cash Equivalents                         (3,631)           2,472
Cash and Cash Equivalents at Beginning of Period                             16,625            8,181
                                                                        ------------     ------------
Cash and Cash Equivalents at End of Period                              $    12,994      $    10,653
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              September 30, 2001
                              ------------------
                 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X.   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the year ended June 30, 2001 included in CONSOL Energy Inc.'s (CONSOL Energy) Form 10-K, as filed on September 28, 2001.

Certain reclassifications of the prior year's data have been made to conform to the three months ended September 30, 2001 classifications.

NOTE 2 - ACQUISITION:
--------------------

On August 22, 2001, CONSOL Energy purchased the remaining 50% interest in the coalbed methane reserves and the remaining 25% interest in the production and pipeline gathering assets in southwestern Virginia of Pocahontas Gas Partnership and Cardinal States Gathering Company for approximately $158,157. Prior to the acquisition, CONSOL Energy owned 50% and 75%, respectively, of these two entities. The acquisition has been accounted for as a purchase and, accordingly, the operating results for the portion of Pocahontas Gas Partnership and Cardinal States Gathering Company previously reported on the equity method have been included in CONSOL Energy's operating results using full consolidation since the date of acquisition. Pro forma revenues, assuming the acquisition of the interests in these entities had occurred on July 1, 2000, would be $549,482 and $555,944 for the three months ended September 30, 2001 and 2000, respectively. Pro forma net loss would be $11,098, or $0.14 loss per share for the three months ended September 30, 2001, after giving effect to certain purchase accounting adjustments. Pro forma net income would be $4,852, or $0.06 earnings per share for the three months ended September 30, 2000, after giving effect to certain purchase accounting adjustments.

On July 2, 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired power plants and purchased, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which own mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all have limited economically mineable reserves. CONSOL Energy will expand its McElroy and Robinson Run mines to meet the new supply agreement requirements as the former American Electric Power mines deplete. CONSOL Energy, on a consolidated basis, assumed approximately $235,000 of long-term liabilities related to employee and mine closure liabilities in this acquisition, as well as other current liabilities. As part of this acquisition, these liabilities were fully funded by American Electric Power. Subsequent to the acquisition, the cash included as part of the acquisition was used by CONSOL Energy to pay down a portion of its short-term debt. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company have been included in CONSOL Energy's operating results since the date of acquisition.
Pro forma revenues, assuming the acquisition of these companies had occurred on July 1, 2000, would be $614,064 for the three months ended September 30, 2000. Pro forma net income would be $7,568, or $0.10 earnings per share, for the three months ended September 30, 2000, after giving effect to certain purchase accounting adjustments.

On December 31, 2000, CONSOL Energy purchased a 50 percent interest in the Line Creek Mine, which is located north of Sparwood, British Columbia, for $39,072. Line Creek Mine produces bituminous metallurgical and steam coal for delivery to customers in the Pacific Rim, South America, Europe, the northeastern United States and Canada. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Line Creek Mine have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting from the date of acquisition. Pro forma net income and earnings per share of CONSOL Energy assuming the acquisition had occurred on July 1, 2000, after giving effect to certain purchase accounting adjustments, would not materially change for the three months ended September 30, 2000.

NOTE 3 - INCOME TAXES:
----------------------

The following is the reconciliation, stated as a percentage of pretax income of the U. S. statutory federal income tax rate, to CONSOL Energy's effective tax rate:

                                                                            For the Three
                                                                             Months Ended
                                                                            September 30,
                                                                     -----------------------------

                                                                        2001             2000
                                                                     ------------     ------------
Statutory U. S. federal income tax rate                                     35.0 %           35.0 %
Excess tax depletion                                                       (18.1)           (21.7)
Nonconventional fuel tax credit                                             (3.0)            (4.7)
Net effect of state tax                                                      1.4              1.1
Net effect of foreign tax                                                    0.4              0.6
Other                                                                       (0.2)            (0.3)

                                                                     ------------     ------------
Effective Income Tax Rate                                                   15.5 %           10.0 %
                                                                     ============     ============

NOTE 4 - EXPORT SALES EXCISE TAX RESOLUTION:
--------------------------------------------

Certain excise taxes paid on export sales of coal have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. The IRS has completed an audit of CONSOL Energy's refund claims and confirmed the validity of the claims filed by CONSOL Energy for the period 1994 through 1999. The refund claim for the period 1991 through 1993 is currently scheduled to be audited. For the three months ended September 30, 2001, CONSOL Energy recognized $1,051 as Earnings Before Income Taxes net of other charges, principally related to the interest income on the refunds related to the claims previously filed.

NOTE 5 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                                                                  September 30,                 June 30,
                                                                       2001                       2001
                                                              -----------------------     ----------------------
Coal                                                          $               24,649      $              26,896
Merchandise for resale                                                        22,642                     23,264
Supplies                                                                      56,519                     44,886
                                                              -----------------------     ----------------------

Total Inventories                                             $              103,810      $              95,046
                                                              =======================     ======================

NOTE 6 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In addition, CONSOL Energy has recognized a liability related to a waste disposal site and accrued $3,275 in Other Liabilities. CONSOL Energy has paid $1,551 cumulatively ($267 in the three months ended September 30, 2001) related to the remediation of this waste disposal site and, accordingly, reduced the liability to $1,724.

In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

          NOTE 7- SEGMENT INFORMATION:
          ---------------------------

          Industry segment results for the three months ended September 30, 2001:

                                               Coal              Gas               All Other      Elimination       Consolidated
                                       ------------------  --------------       --------------  ---------------  ------------------
Sales - Outside                        $          451,985  $       22,109       $       18,762  $                $         492,856
Freight - Outside                                  36,210                                                                   36,210
Intersegment Transfers                                                449               21,491          (21,940)
                                       ------------------  --------------       --------------  ---------------  -----------------
     Total Sales                       $          488,195  $       22,558       $       40,253  $       (21,940) $         529,066
                                       ==================  ==============       ==============  ===============  =================

Pretax Operating
      Income (Loss)              (A)   $           (7,847) $        5,373       $       (4,341)                  $          (6,815)
                                       ==================  ==============       ==============                   ==================

Segment Assets                   (B)   $        2,939,568  $      578,090       $      159,882                   $       3,677,540
                                       ==================  ==============       ==============                   ==================
Depreciation, Depletion and
     Amortization                      $           51,564  $        4,700       $        2,358                   $          58,622
                                       ==================  ==============       ==============                   ==================
Additions to Property, Plant
     and Equipment                     $           54,477  $      398,670  (C)  $        1,812                   $         454,959
                                       ==================  ==============       ==============                   ==================

            (A) Includes equity in net income (loss) of unconsolidated affiliates of ($402), $1,333 and ($149) for Coal, Gas, and All Other, respectively.
            (B) Includes investments in unconsolidated equity affiliates of $44,519, $6,900 and $698 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $82,161 of receivables related to the Export Sales Excise Tax resolution.
            (C) Included in the Gas segment is $166,013 acquired from the purchase of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company from Conoco Incorporated as well as $225,292 of additions which represent Pocahontas Gas Partnership and Cardinal States Gathering Company assets being fully consolidated as a result of the purchase of the remaining interest from Conoco Incorporated.

          Industry segment results for the three months ended September 30, 2000:

                                              Coal              Gas               All Other       Elimination       Consolidated
                                       ------------------  --------------       --------------  ---------------  ------------------
Sales - Outside                        $          430,736  $       22,437       $       36,031  $                $          489,204
Sales - related parties                             2,056                                                                     2,056
Freight - Outside                                  36,229                                                                    36,229
Freight - Related Parties                             842                                                                       842
Intersegment Transfers                                                613               22,113          (22,726)
                                       ------------------  --------------       --------------  ---------------  ------------------
     Total Sales                       $          469,863  $       23,050       $       58,144  $       (22,726) $          528,331
                                       ==================  ==============       ==============  ===============  ==================

Pretax Operating
      Income (Loss)              (D)   $            5,151  $       16,367       $       (1,630)                  $           19,888
                                       ==================  ==============       ==============                   ==================

Segment Assets                   (E)   $        2,901,273  $      306,228       $      166,561                   $        3,374,062
                                       ==================  ==============       ==============                   ==================
Depreciation, Depletion and
     Amortization                      $           55,699  $        2,014       $        2,414                   $           60,127
                                       ==================  ==============       ==============                   ==================
Additions to Property, Plant
     and Equipment                     $           49,748  $        5,418       $        3,587                   $           58,753
                                       ==================  ==============       ==============                   ==================

            (D)  Includes equity in earnings of unconsolidated affiliates of
                 $3,552 and $27 for Gas and All Other, respectively .
            (E)  Includes investments in unconsolidated equity affiliates of
                 $769, $175,018, and $1,310 for Coal, Gas, and All Other,
                 respectively.

          Reconciliation of Segment Information to Consolidated Amounts:

          Operating Profit:
                                                                         For the Three Months
                                                                          Ended September 30,
                                                                  -------------------------------------
                                                                       2001                2000
                                                                  ----------------   ------------------
          Total segment pretax operating (loss) income            $        (6,815)   $          19,888

          Interest income (expense), net
          and other non-operating activity                                 (6,799)             (15,337)
                                                                  ----------------   ------------------

          Earnings Before Income Taxes                            $       (13,614)   $           4,551
                                                                  ================   ==================

          Total Assets:
                                                                          As of September 30,
                                                                  -------------------------------------
                                                                       2001                2000
                                                                  ----------------   ------------------
          Total assets for reportable segments                    $     3,677,540    $       3,374,062
          Cash and investments                                             13,421               10,874
          Black lung excise tax interest receivable                        33,657
          Deferred tax asset                                              496,689              385,224
          Recoverable income taxes                                                               8,482
                                                                  ----------------   ------------------

          Total Consolidated Assets                               $     4,221,307    $       3,778,642
                                                                  ================   ==================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales for the three months ended September 30, 2001 were 18.3 million tons, including a portion of sales by equity affiliates, of which 17.4 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales of
18.4 million tons for the three months ended September 30, 2000, of which 17.7 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal. Demand for coal was strong in CONSOL Energy's principal market areas during the 2001 period, but we were unable to meet demand because of production shortfalls and low inventory levels at our mines. Inventory of company produced coal at the end of the 2001 period was 1.1 million tons compared with 2.3 million tons at the end of the 2000 period. Average sales prices for company produced coal have increased 6.9% to $24.99 per ton in the 2001 period from $23.37 per ton in the 2000 period.

Production was 17.1 million tons, including our share of production by equity affiliates, in the 2001 period compared with 16.0 million tons in the 2000 period. The increased production reflects the production from the mines acquired from American Electric Power on July 2, 2001, offset in part by declines in production from several existing CONSOL Energy mines. The decline in production at existing mines was primarily due to the suspension of longwall production at Mine 84 in the 2001 period. Production declines also were experienced at Robinson Run, Rend Lake and Blacksville 2 mines. Robinson Run production was 0.5 million tons lower in the 2001 period than the 2000 period. This decline was primarily due to a number of mechanical difficulties at the mine, particularly with the belt haulage system. Rend Lake and Blacksville 2 mines are mining in a portion of their reserves where the coal seam is thinner than what is normally experienced. This has reduced production in the 2001 period by 0.3 million tons at Rend Lake mine and 0.2 million tons at Blacksville 2 mine when compared to production in the 2000 period and has increased mining costs. Other CONSOL Energy mines also had higher mining costs and production declines due to mechanical and geological difficulties being encountered. These production declines have not yet been normalized and, together with higher mining costs, have continued in the quarter ending December 31, 2001, which is likely to adversely affect operating results.

In July 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired plants and to purchase, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which own mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all have limited economically mineable reserves. CONSOL Energy will expand its McElroy and Robinson Run mines to meet the new supply agreement requirements as the former American Electric Power mines are depleted. CONSOL Energy, on a consolidated basis, assumed approximately $235 million of long-term liabilities related to employee and mine closure liabilities in this acquisition, as well as other current liabilities. As part of this acquisition, these liabilities were fully funded by American Electric Power. Subsequent to the acquisition, the cash included as part of the acquisition was used by CONSOL Energy to pay down a portion of its short-term debt.

On August 22, 2001, CONSOL Energy acquired Conoco's 50% interest in the assets of Pocahontas Gas Partnership and its 25% interest in the assets of Cardinal States Gathering Company for approximately $158 million. As a result, CONSOL Energy now owns a 100% interest in the Pocahontas Gas Partnership and the Cardinal States Gathering Company, which engage in coalbed methane gas production and own pipeline gathering assets in southwestern Virginia. The transaction increased CONSOL Energy's proved developed and undeveloped gas reserves to more than 1.2 trillion cubic feet.

Sales of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 13.3% to 9.2 billion cubic feet in the 2001 period compared with 8.1 billion cubic feet in the 2000 period. The increased sales volume is primarily due to higher production and sales volumes as a result of the acquisition of Pocahontas Gas Partnership on August 22, 2001, partially offset by 0.5 billion cubic feet reduction in volumes due to outages in a third-party transmission line that moves the gas to market. Our average sales price for coalbed methane gas, including sales of equity affiliates, decreased 24.6% to $2.97 per million British thermal units in the 2001 period compared with $3.93 per million British thermal units in the 2000 period.

CONSOL Energy continues to convert to a new integrated information technology system to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will be implemented in stages over the next three years at an estimated capital cost of $39 million.

Results of Operations

Three Months Ended September 30, 2001 Compared with Three Months
Ended September 30, 2000

Net Income

CONSOL Energy reported a net loss of $12 million for the three months ended September 30, 2001 compared to net income of $4 million for the three months ended September 30, 2000. The decrease of $16 million primarily was due to an increase in cost of goods sold and other charges related to higher coal production costs and to lower gas sales prices. These increased coal production costs and lower gas sales prices were offset in part by higher coal sales prices and higher gas sales volumes.

Revenue

Sales increased $2 million, or 0.3%, to $493 million for the 2001 period from $491 million for the 2000 period.

Revenues from the sale of company produced coal increased $9 million, or 2.2%, to $423 million in the 2001 period from $414 million in the 2000 period. The average sales price per ton of company produced coal sold increased 6.9% to $24.99 per ton for the 2001 period from $23.37 per ton for the 2000 period. The increase in average sales price was due primarily to demand increases and low inventory levels. Inventory of company produced coal at September 30, 2001 was
1.1 million tons compared to 2.3 million tons at September 30, 2000. Sales volumes of company produced coal were 16.9 million tons in the 2001 period, a decrease of 0.8 million tons, or 4.4%, from the 2000 period. Decreased sales volumes were due primarily to the decline in production as a result of the suspension of longwall production at Mine 84 early in the 2001 period and production shortfalls at the Robinson Run, Rend Lake and Blacksville 2 mines. Mine 84 produced 0.8 million tons in the 2000 period. Mine 84 is expected to resume longwall production in the first quarter of calendar year 2002. Robinson Run production was 0.5 million tons lower in the 2001 period compared to the 2000 period primarily due to mechanical difficulties at the mine, particularly with the belt haulage system. Rend Lake and Blacksville 2 mines have been mining in portions of their reserves where the coal seam is thinner than what is normally experienced, reducing production in total by 0.5 million tons. Other CONSOL Energy mines also had higher mining costs and production declines due to mechanical and geological difficulties being encountered. These production declines have not yet been normalized and, together with higher mining costs, have continued in the quarter ending December 31, 2001, which is likely to adversely affect operating results. During the 2001 period, these production shortages were partially offset by the production at several mines, in the aggregate 2.0 million tons, acquired with Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company on July 2, 2001.

Revenues from the sale of coal that we purchase increased by $8 million, or 44.0%, to $27 million in the 2001 period from $19 million in the 2000 period. Sales volumes increased 41.0% to 0.9 million tons in the 2001 period from 0.6 million tons in the 2000 period. These purchased coal sales were increased to augment company production. The average sales price per ton of purchased coal increased 2.0% to $29.70 per ton for the 2001 period from $29.09 per ton for the 2000 period. The increase in price per ton reflects the higher market price for coal in the 2001 period compared to the 2000 period.

Revenues from the sales of gas increased 7.0%, or $2 million, to $24 million in the 2001 period compared to $22 million in the 2000 period. Sales volumes were
7.7 billion cubic feet in the 2001 period, an increase of 1.6 billion cubic feet from the 2000 period. The increase was due primarily to the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership previously owned by Conoco Inc., partially offset by a 0.5 billion cubic feet reduction in volumes due to outages in a third-party transmission line that moves the gas to market. The increase in volume was offset by a reduction in the average sales price per million British thermal units sold. The average sales price was $2.90 for the 2001 period compared to $3.72 for the 2000 period.

Increases in revenues from sales of coal and gas were offset, in part, by decreased industrial supply sales. Industrial supply sales decreased $17 million, or 51.7%, to $16 million in the 2001 period from $33 million in the 2000 period primarily due to reduced sales volumes. During the year ended June 30, 2001, the physical assets, inventory and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold.

Freight revenue, outside and related party, decreased 2.3% to $36 million for the 2001 period. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $13 million in both 2001 and 2000. Equity in earnings of affiliates decreased $2 million in the 2001 period due to the purchase from Conoco Inc. on August 22, 2001 of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company that we did not own. As a result of the acquisition, CONSOL Energy owns 100% of these entities and began to account for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies on the equity method.

Costs

Cost of Goods Sold and Other Operating Charges increased $27 million, or 7.1%, to $397 million in the 2001 period compared to $370 million in the 2000 period.

Cost of goods sold for company produced coal was $322 million in the 2001 period, an increase of $18 million, or 5.8%, from $304 million in the 2000 period. This is due primarily to a 10.8% increase in the cost per ton sold of company produced coal, offset slightly by a 4.4% decrease in the volume of
company produced coal sold.   The increased cost per ton produced is primarily
due to a decline in productivity as measured in tons produced per manday. Tons produced per manday were 36.6 in the 2001 period compared to 41.5 in the 2000 period. The decline in productivity is mainly due to several mines experiencing mechanical and geological difficulties in the 2001 period, as described above.

Purchased coal costs increased 56.8% to $27 million in the 2001 period from $17 million in the 2000 period. The $10 million increase was due mainly to a 41.0% increase in the volume of purchased coal sold. Purchased coal sales were increased to augment company production. The increase was also due to an 11.2% increase in the cost per ton of purchased coal. The increase in cost per ton reflects the higher market price for coal in the 2001 period compared to the 2000 period.

Gas operations cost of goods sold increased 92.8% to $15 million in the 2001 period from $8 million in the 2000 period. The increase of $7 million was due mainly to increased gob well drilling expense. Gob wells are drilled into previously mined areas of underground coal mines. The increase also is due to a 14.0% increase in the volume of gas sold. This increase is related to additional drilling being completed and the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in Cardinal States Gathering Company.

These increases in cost of goods sold and other charges were partially offset by a decrease of 48.7% in industrial supply cost of goods sold and other charges. Industrial supply cost of goods sold and other charges were $17 million in the 2001 period compared to $32 million in the 2000 period. The $15 million decrease was due to reduced sales.

Freight expense decreased 2.3% to $36 million in the 2001 period from $37 million in the 2000 period. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses decreased 11.1% to $15 million in the 2001 period compared to $17 million in the 2000 period. The decrease of $2 million was primarily due to decreased professional consulting fees and reduced salary costs. Professional consulting fees have been reduced due to the completion of the review of business processes and information technology
systems supporting those processes that took place in the 2000 period.   The
salary cost savings are primarily from the Voluntary Separation Incentive Program implemented in the last half of fiscal year ended June 30, 2000.

Depreciation, depletion and amortization expense decreased 2.5% to $59 million in the 2001 period compared to $60 million in the 2000 period.

Interest expense decreased by $7 million, or 46.6%, to $8 million for the 2001 period compared to $15 million for the 2000 period. The decrease of $7 million was due primarily to lower average debt levels outstanding during the 2001 period compared to the 2000 period, along with a decrease of 3.0% per annum in average interest rates. Lower average debt levels resulted from the cash received in the acquisition of the Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company being used to reduce the outstanding amount of commercial paper in July 2001. Thereafter, we increased the outstanding amount of commercial paper by the issuance of approximately $158 million of commercial paper in August 2001 to finance the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company.

Taxes other than income increased 11.8% to $42 million for the 2001 period compared to $38 million for the 2000 period. The increase of $4 million was due primarily to increased excise taxes, severance taxes and payroll taxes in the 2001 period. These costs increased primarily due to the acquisition of the Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company.

CONSOL Energy is no longer required to pay certain excise taxes on export coal sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. During the 2001 period, we recognized $1 million of interest income related to these claims.

Income Taxes

Income taxes were a $2 million benefit in the 2001 period compared to $0.5 million of expense in the 2000 period. The decrease of $2.5 million was due mainly to lower pre-tax income with little loss of percentage depletion tax benefits.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations. CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and financial, business and other factors, some of which are beyond CONSOL Energy's control.

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

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $318 million at September 30, 2001 and
$352 million at June 30, 2001.    A quarterly dividend of $0.28 per share was
declared on July 26, 2001, payable to shareholders of record on August 10, 2001. This dividend was paid on September 4, 2001. A quarterly dividend of $0.28 per share was declared on October 25, 2001, payable to shareholders of record on November 9, 2001. This dividend will be paid on November 26, 2001. The Board of Directors currently intends to pay quarterly dividends on the common stock.

Cash Flows

Net cash provided by operating activities was $73 million for the three months ended September 30, 2001 compared to $131 million for the three months ended September 30, 2000. The change in net cash provided by operating activities is
primarily due to the decreases in net income and decreases in inventories.   The
decrease in net income was primarily due to an increase in cost of goods sold and other operating charges related to higher coal production costs and lower gas sales prices, offset in part by higher coal sales prices and higher gas sales volumes. The decrease in inventory reflects the reduced inventory levels at September 30, 2001 compared to September 30, 2000 as a result of increased demand and decreased production.

Net cash provided by investing activities was $109 million in the 2001 period compared to net cash used in investing activities of $53 million in the 2000 period. The change in net cash used in investing activities reflects the $336 million of cash received in the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company from American Electric Power. This cash inflow was offset in part by the $158 million expenditure for the acquisition of the remaining 50% interest in the Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. Capital expenditures were $59 million in the 2001 period compared with $58 million in the 2000 period.

Net cash used in financing activities was $185 million in the 2001 period compared with $75 million in the 2000 period. The change in net cash used in financing activities primarily reflects the reduction of the outstanding principal balance of commercial paper in July 2001 with cash received in the American Electric Power transaction, offset in part by the issuance of commercial paper in August 2001 in the amount of $158 million in order to fund the purchase of the remaining 50% interest in the Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company from Conoco Inc.

Debt

At September 30, 2001, CONSOL Energy had total long-term debt of $303 million, including the current portion of long-term debt of $73 million. Such long-term debt consisted of:

     . an aggregate principal amount of $156 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,
     . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,
     . $30 million in advance royalty commitments with an average interest rate of 7.3% per annum, and
     . an aggregate principal amount of $14 million of capital leases with an average interest rate of 7.4% per annum.

At September 30, 2001, CONSOL Energy had an aggregate principal amount of $198 million of commercial paper outstanding that had maturities remaining ranging from 3 to 29 days with interest at varying rates ranging from 3.05% per annum to 3.90% per annum.

Recent Accounting Pronouncements

In July 2001, Statement of Financial Accounting Standards No. 141, "Business Combination", was issued and is effective for all business combinations completed after June 30, 2001. The new rule requires the purchase method of accounting to be used for all business combinations completed after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. The adoption did not have a significant impact on our financial position, results of operations or liquidity.

In July 2001, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", was issued and was effective for fiscal years beginning after December 15, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. After adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The adoption did not have a significant impact on our financial position, results of operations or liquidity.

Forward-Looking Statements

CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal and gas sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; actions of CONSOL Energy's competitors and CONSOL Energy's ability to respond to such actions; risks inherent in mining and gas production including geological conditions, mechanical difficulties and mine and gas operations accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate other companies as part of its acquisition strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2001, CONSOL Energy had outstanding $303 million aggregate principal amount of debt under fixed-rate instruments and $198 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At September 30, 2001, CONSOL Energy had an aggregate of $198 million in commercial paper outstanding. CONSOL Energy's commercial paper bore interest at an average rate of 3.85% per annum during the three months ended September 30, 2001. A
100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have increased CONSOL Energy's net loss for the three months ended September 30, 2001 by approximately $0.2 million.

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

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (1) Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                        Page
                                                                                        ----
Consolidated Statements of Income (Loss) for the three months ended
  September 30, 2001 and September 30, 2000............................................   1

Consolidated Balance Sheets at September 30, 2001 and June 30, 2001....................   2

Consolidated Statements of Stockholders' Equity for the three months ended
  September 30, 2001.............. ....................................................   4

Consolidated Statements of Cash Flows for the three months ended
September 30, 2001 and September 30, 2000..............................................   5

Notes to Consolidated Financial Statements.............................................   6

(a)  (2)  Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

(a)  (3)  Exhibits filed as part of this Report:

The response to this portion of Item 6 is submitted as a separate part of this report.

(b)  (1)  Reports on Form 8-K:

None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CONSOL ENERGY INC.



Date:    November 9, 2001                           By: /s/ C. Koether
                                                        --------------
                                                    C. Koether
                                                    Executive Vice President


Date:    November 9, 2001                           By: /s/ W. J. Lyons
                                                        ---------------
                                                    William J. Lyons,
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)