Form 10-K405
period 2001-12-31
CONSOL ENERGY INC
filed 2002-03-29
CIK 1070412

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [ ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.
                   For the fiscal year ended             ; or
                                             ------------

    [X] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
        For the transition period from July 1, 2001 to December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 18, 2002, the aggregate market value of voting stock held by nonaffiliates of the registrant was $541,436,591.

     The number of shares outstanding of the registrant's common stock as of March 18, 2002 is 78,710,310 shares.

                    Documents Incorporated by Reference: None

================================================================================

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
                                     PART 1

Item 1    Business....................................................................................      3

Item 2    Properties..................................................................................     23

Item 3    Legal Proceedings...........................................................................     23

Item 4    Submission of Matters to a Vote of Security Holders.........................................     24

                                     PART II

Item 5    Market for Registrant's Common Equity and Related Shareholder Matters.......................     25

Item 6    Selected Financial Data.....................................................................     26

Item 7    Management's Discussion and Analysis of Results of Operations and Financial Condition.......     29

Item 7A   Quantitative and Qualitative Disclosures About Market Risks.................................     44

Item 8    Financial Statements and Supplementary Data.................................................     45

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......     78

                                    PART III

Item 10   Directors, and Executive Officers of the Registrant.........................................     79

Item 11   Executive Compensation......................................................................     81

Item 12   Security Ownership of Certain Beneficial Owners and Management..............................     87

Item 13   Certain Relationships and Related Transactions..............................................     87

                                     PART IV

Item 14   Index to the Exhibits, Financial Statement Schedules, and Reports of Form 8-K...............     88

Signatures............................................................................................     92

                           FORWARD-LOOKING STATEMENTS

     CONSOL Energy is including the following cautionary statement in this Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange
Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-K, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; CONSOL Energy's ability to comply with laws or regulations requiring that it obtain surety bonds for workers' compensation, reclamation and certain other liabilities, actions of CONSOL Energy's competitors and CONSOL Energy's ability to respond to such actions; risks inherent in mining including geological conditions and mine accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of its acquisition strategy.

                                     PART I

Item 1. Business.

CONSOL ENERGY'S HISTORY

     CONSOL Energy Inc. ("CONSOL Energy" or the "Company") is a multi-fuel energy producer and energy services provider which primarily serves the electric power generation industry in the United States. That industry generates two-thirds of its output by burning coal or gas, the two fuels CONSOL Energy produces. As of March 22, 2002, CONSOL Energy produces high-Btu bituminous coal from 25 mining complexes in the United States, Canada and Australia. Bituminous coal is the most common type of coal and has moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btu per pound. Btu is a measure of energy required to raise the temperature of one pound of water by one degree Fahrenheit. Our coal generally has a high Btu content which creates more energy per unit when burned than coals with lesser Btu content. As a result, coals with greater Btu content can be more efficient to use. CONSOL Energy also produces pipeline-quality coalbed methane gas primarily from our coal properties in Virginia. CONSOL Energy believes that the use of coal and gas to generate electricity will grow as demand for power increases. For the six months ended December 31, 2001, our coal operations accounted for 89% of our revenues and our gas operations accounted for 4% of our revenues.

     Historically, CONSOL Energy ranks among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Our production of 74 million tons of coal in the twelve months ended December 31, 2001 accounted for approximately 7% of the total tons produced in the United States and 14% of the total tons produced east of the Mississippi River during that year. CONSOL Energy is one of the premier coal producers in the United States by several measures:

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

     CONSOL Energy also ranks as one of the largest coalbed methane gas companies in the United States based on both its proved reserves and its current daily production. Its leading industry position is highlighted by several measures:

     . We possess one of the largest coalbed methane reserve bases among publicly traded oil and gas companies in the United States with 1.2 trillion cubic feet of proved reserves of gas;

     . We currently have 123 million cubic feet of average daily gas production;

     . CONSOL Energy operates more than 1,100 wells connected by approximately 580 miles of gathering lines and associated infrastructure; and

     . CONSOL Energy facilities have the capacity to transport 250 million cubic feet of gas per day.

     CONSOL Energy was organized as a Delaware corporation in 1991 and is currently a holding company for 61 direct and indirect wholly owned subsidiaries, principally engaged in the mining and sale of bituminous coal and the production and sale of coalbed methane gas.

RECENT EVENTS

     In July 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired plants and to purchase, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power that own four mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power mines and by other CONSOL Energy mines. The former American Electric Power mines all have limited economically mineable reserves. CONSOL Energy ceased production at Meigs 31 on October 24, 2001, at Muskingum on December 14, 2001, and at Meigs 2 on March 6, 2002. CONSOL Energy expects to cease operations at the Windsor mine in the third quarter of 2002. CONSOL Energy will expand its McElroy and Robinson Run mines to meet the new supply agreement requirements as the former American Electric Power mines are depleted. CONSOL Energy, on a consolidated basis, assumed approximately $237 million of long-term liabilities related to employee and mine closure liabilities in this acquisition, as well as other current liabilities. As part of this acquisition, American Electric Power paid CONSOL Energy $336 million in cash. Subsequent to the acquisition, the cash included as part of the acquisition was used by CONSOL Energy to pay down a portion of its then outstanding short-term debt.

     In August 2001, CONSOL Energy acquired the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company for $155 million. As a result, CONSOL Energy now owns a 100% interest in the Pocahontas Gas Partnership and the Cardinal States Gathering Company, which engage in coalbed methane gas production and own pipeline gathering assets in southwestern Virginia. The transaction increased CONSOL Energy's proved developed and undeveloped gas reserves to approximately 1.2 trillion cubic feet.

     In December 2001, CONSOL Energy concluded an agreement with AMCI Inc., a privately held coal company based in Greenwich, Connecticut, in which CONSOL Energy acquired a 50% interest in AMCI's Glennies Creek Mine for approximately $18 million. Glennies Creek Mine is currently under development in New South Wales, Australia, and is expected to reach full production of 2.5 million metric saleable tons in 2005.

     In March 2002, we entered into an agreement to form a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility will be used for meeting peak load demands, will be built in southwest Virginia and will use coalbed methane gas that we produce. The facility is currently under construction, and operations are expected to begin in the third quarter of 2002.

     In March 2002, we announced our intention to permanently close several mines due to the depletion of economically recoverable reserves. These mines are Dilworth in Pennsylvania, Humphrey in West Virginia, Meigs 2 in Ohio and Windsor in West Virginia.

     In March 2002, we issued $250 million principal of 7.875 percent notes due in 2012. The notes were issued at 99.174% of the principal amount and CONSOL Energy received approximately $246 million of net proceeds. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes will be guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors.

     In the six month period ended December 31, 2001, the Bituminous Coal Operators' Association on behalf of its members, which include several of CONSOL Energy's subsidiaries, reached an agreement with the United Mine Workers of America on a new labor agreement that will run through December 31, 2006.

     CONSOL Energy continues to convert to a new integrated information technology system provided by SAP AG to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will be implemented in stages over the next three years at an estimated total cost of $53 million.

COMPETITIVE STRENGTHS

     CONSOL Energy believes that its competitive strengths will enable it to enhance its position as a multi-fuel provider.

     . We are a multi-fuel provider. The expansion of our gas business has diversified our earnings base and has enabled us to offer power generators, both coal and gas, making us less dependent on the market for coal. We believe this also enables us to withstand volatility in the energy markets to a greater degree than many of our competitors. We believe that being a multi-fuel supplier makes us more attractive to our major customers.

     . We produce a large amount of high-Btu coal. Approximately 64% of our recoverable coal reserves have a higher Btu content than much of the coal produced by our major competitors. Coal with a high-Btu content produces a greater amount of energy when burned, and therefore offers our customers higher production levels of electricity per ton of coal burned. As power generators increase existing capacity utilization and confront capacity limitations, we believe coal with higher Btu content will become more attractive.

     . Our recoverable coal and gas reserves are strategically located. Our northern Appalachian recoverable coal reserves, which constitute a majority of our total reserves, are located near many large coal users in the eastern United States, particularly generators of electricity. In addition, our mining complexes are served by the two major coal-transporting railroads in the eastern United States and by low-cost river transportation. This allows us to more efficiently deliver our coal throughout the eastern United States, which we believe enables us to price our coal more competitively than coal producers with more distant reserves. Our gas reserves are located near high consumption areas which serves to reduce transportation costs.

     . We have coalbed methane extraction expertise. We have developed significant expertise in coalbed methane production. We have been selling methane gas since 1992.

     . We have a record of strong financial performance. Our net income and operating cash flow generation have enabled us to invest capital, acquire assets and maintain investment grade debt ratings.

     . Our management team has the experience necessary to execute our strategy. Our senior management team has an average of 29 years of experience in the energy industry, including experience in coal mining, coalbed methane gas production and power generation. This management team has demonstrated the ability to streamline operations and reduce costs, and has successfully managed the acquisition, expansion and integration of numerous energy projects.

     . We have extensive research and development capabilities. We maintain a research and development department which provides technical support to coal, gas, land and administrative functions. In addition to the research and technical support work done for us, the department has engaged in a number of partnerships with federal and state government agencies, and other private companies, that provide additional funding to advance our technology agenda.

STRATEGY

     Our strategy is to become the leading multi-fuel provider to the electric power generation industry, with a particular focus on the northeast quadrant of the United States. We intend to use our financial strength, our strategically located, abundant energy reserves and our technological expertise to profitably grow both our coal and gas businesses. We also intend to diversify into electric power generation, most likely as a partner with existing power generators.

     We believe that demand for our coal and gas will grow because:

     . Power generators will continue to increase the utilization of existing coal-fired power plants; and

     .    Power generators will build new gas-fired or coal-fired power plants.

     For base-load generation, we believe that coal will continue to be the most economical fuel choice for power plant operators. However, we expect that gas will continue to be the fuel of choice for meeting peak demand. Our power generation customers use raw energy in many forms to generate electricity. We believe that a major factor in their purchasing decision is the cost per million Btus of energy delivered to their plants, which is driven by the energy content of fuel and its cost of delivery.

     We believe that the high-Btu coal we produce is advantageous to base-load generators for the following reasons:

     . Power plant performance is improved using high-Btu coal. The use of high-Btu coal results in high boiler efficiency and reduced auxiliary power requirements compared to the use of lower Btu coals. Auxiliary power is required to run devices at power plants such as pumps, fans and pulverizing equipment. By reducing auxiliary power requirements, this power otherwise is available for sale. In addition, power industry data indicates that the use of high-Btu coals in a boiler results in fewer unplanned outages and lower maintenance costs.

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

     . Expanding the existing production capacity of our low-cost mines, many of which have adequate reserves to support expansion. We can accomplish expansions in a variety of ways, including investing in larger, more powerful mining equipment, expanding our underground storage and transportation systems and expanding our coal processing capacity; and

     . Developing new mining complexes in locations with reserves controlled by us where we believe price levels would generate attractive returns and where we can achieve low mining costs.

     We expect to grow our gas business by increasing the volumes of coalbed methane gas we produce. We expect to increase coalbed methane gas production volume by:

     . Expanding drilling of coalbed methane reserves that we currently control. During the six months ended December 31, 2001, we drilled approximately 141 additional gas wells;

     . Acquiring or leasing additional coalbed methane reserves. In August 2001, we added 414 billion cubic feet of reserves through the purchase of the 50% equity interest in Pocahontas Gas Partnership that we did not own; and

     . Acquiring other coalbed methane producers. We will consider opportunities to acquire both domestic and international coalbed methane producers.

     We also intend to diversify into electric power generation, most likely as a partner with current power generators. For example, in March 2002, we entered into an agreement to form a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility will be used for meeting peak load demands, will be built in southwest Virginia and will use coalbed methane gas that we produce. The facility is currently under construction and operations are expected to begin in the third quarter of 2002.

INDUSTRY SEGMENTS

     CONSOL Energy divides its operations into three segments: Coal, Gas and Other. The principal business of the Coal segment is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The principal business of the Gas segment is to produce pipeline quality methane gas for sale primarily to gas wholesalers. The Other segment includes terminal services, river and dock services, industrial supply services, coal waste disposal services, land resources, research and development services and power generation. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the six months ended December 31, 2001, the fiscal years ended June 30, 2001 and 2000, and the six months ended June 30, 1999 is included in Note 27 of Notes to Consolidated Financial Statements included as
Item 8 in Part II of this Annual Report on Form 10-K.

     Coal Operations

     Mining Complexes

     At March 22, 2002, CONSOL Energy had 25 mining complexes, located in the United States, Canada and Australia, including a 50% interest in the Cardinal River and the Line Creek mines located in Canada and a 50% interest in the Glennies Creek mine located in Australia.

     The following table provides the location of each of CONSOL Energy's mining complexes that operated during the six months ended December 31, 2001, the amount of coal reserves, and a summary of the characteristics of the coal reserves associated with each of its mining complexes.

                         CONSOL ENERGY MINING COMPLEXES

                   Average Quality and Reserves as of 12/31/01

                                   Average Quality
                                     (Dry-Basis)      Assigned Reserves (12/31/01)      Total
                                 -------------------------------------------------   Accessible &
                                   Heat     Sulfur                                     Assigned
                                 Content    Content       Total     Owned   Lease      Reserves
                                 (Btu/lb)     (%)      (000 tons)    (%)     (%)      (000 tons)
                                 ----------------------------------------------------------------
Northern Appalachia
Enlow Fork ...................    14,114      1.73       77,759       54%     46%      247,691
Bailey .......................    14,067      2.13       59,748        2%     98%      171,184
Dilworth .....................    14,340      1.51        3,793       --     100%        3,793
Mine 84 ......................    14,249      1.59       57,289       67%     33%      115,805
McElroy ......................    13,962      3.21      181,599      100%     --       181,599
Shoemaker ....................    13,877      3.67       73,367       96%      4%       89,003
Loveridge ....................    13,969      2.40       13,322      100%     --       120,355
Robinson Run .................    14,126      3.36       38,795       77%     23%      164,575
Blacksville 2 ................    14,165      2.69       44,782      100%     --       165,044
Humphrey .....................    13,600      2.75        4,174      100%     --         4,174
Mahoning Valley ..............    12,400      2.28          162      100%     --           162
Windsor ......................    13,235      3.56        1,265      100%     --         1,265
Meigs ........................    12,459      3.75          400      100%     --           400
Muskingum ....................    12,731      4.73           --      100%     --            --

Central Appalachia
Buchanan .....................    14,950      0.78       46,530        2%     98%      134,265
VP-3 .........................    15,185      0.77        7,890       --     100%        7,890
VP-8 .........................    14,903      0.81        8,642       --     100%        8,642
Mill Creek ...................    14,079      1.48       11,530       95%      5%       29,220
Jones Fork ...................    13,704      1.11       18,035       51%     49%       46,270
Amonate ......................    14,043      0.70        8,118       60%     40%        8,118
Elk Creek ....................    14,648      0.79       10,836       50%     50%       24,293

Illinois Basin
Rend Lake ....................    13,738      1.02       21,543       14%     86%       56,519
Ohio 11 ......................    13,500      3.13        8,310       --     100%       10,508

Western U.S. .................
Emery ........................    12,933      0.74       14,600       85%     15%       28,552

Western Canada
Cardinal River ...............    14,000      0.37          884       --     100%        1,763
Line Creek ...................    13,935      0.41       32,415       --     100%       33,205

Australia
Glennies Creek ...............    13,740      0.48       10,337       --     100%       13,740

     CONSOL Energy ceased production at Meigs 31 on October 24, 2001, at Muskingum on December 14, 2001 and at Meigs 2 on March 6, 2002. In March 2002, we announced our intention to permanently close several mines due to the depletion of economically recoverable reserves. These mines are Dilworth in Pennsylvania, Humphrey in West Virginia, Windsor in West Virginia and the remaining operations at Meig 2 in Ohio.

     CONSOL Energy assigns coal reserves to each of its mining operations, but each mine also may have access to additional reserves that have not yet been assigned to a particular mine. Accessible reserves are proved and probable unassigned reserves that can be accessed by a current mining complex. These reserves may be accessed by one or more than one of CONSOL Energy's current mining operations.

     Assigned and unassigned coal reserves are proved and probable reserves which are either owned in fee or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties.

     Coal Reserves

     CONSOL Energy had an estimated 4.4 billion tons of proved and probable reserves, including our percentage ownership in equity affiliates at December 31, 2001. Reserves are the portion of the proved and probable tonnage that meet CONSOL Energy's economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels. Information with respect to proved and probable coal reserves has been determined by CONSOL Energy's geologists and mining engineers.

     CONSOL Energy's reserves are located in northern Appalachia (53%), central Appalachia (11%), the midwestern United States (21%), the western United States (11%), and in western Canada and Australia (4%).

     The following table summarizes our proved and probable reserves as of December 31, 2001 by region, type of coal or product or sulfur content. Proved and probable reserves include both assigned and unassigned reserves. Amounts for unassigned reserves are net amounts based on various recovery rates reflecting CONSOL Energy's experience in recovering coal from seams. In reporting unassigned reserves, CONSOL Energy has assumed approximately 60% recovery of in-place coal for reserves that can be mined using the longwall method, approximately 50% recovery for in-place coal for reserves that will be mined using other underground methods and approximately 90% recovery for surface mines. The following table classifies bituminous coal as high volatile A, B and
C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

                 CONSOL ENERGY PROVED AND PROBABLE COAL RESERVES
       BY PRODUCING REGION AND PRODUCT (000 TONS) AS OF DECEMBER 31, 2001

                                    *= 1.20 lbs                 ** 1.20 - * 2.50 lbs               >= 2.50 lbs
                               ---------------------------   --------------------------   -----------------------------
                                        S02/MMBtu                    S02/MMBtu                     S02/MMBtu
                               ---------------------------   --------------------------   -----------------------------
                                 Low      Med        High     Low       Med      High       Low      Med        High
        By Region                Btu      Btu        Btu      Btu       Btu       Btu       Btu      Btu         Btu
---------------------------    -------   -------   -------   ------   -------   -------   -------   -------   ---------
Northern Appalachia:
Metallurgical:
    High Vol A Bituminous..         --        --        --       --        --   190,998        --        --          --
Steam:
    High Vol A Bituminous..         --    49,359        --       --    10,038   135,048    49,576   126,816   1,721,174
    Low Vol Bituminous.....         --        --        --       --        --    15,911        --        --          --
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
        Region Total                --    49,359        --       --    10,038   341,957    49,576   126,816   1,721,174

Central Appalachia:
Metallurgical:
    High Vol A Bituminous..      7,325       --     18,645       --        --     2,103        --        --          --
    Med. Vol Bituminous....         --     3,612    78,840       --     2,417     6,129        --        --          --
    Low Vol Bituminous.....         --        --   165,206       --        --     8,183        --        --          --
Steam:
    High Vol A Bituminous..     27,393    24,724     2,013   27,825    32,505    45,457        86        66      15,366
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
        Region Total.......     34,718    28,336   264,704   27,825    34,922    61,872        86        66      15,366

Midwest--Illinois Basin:
Steam:
    High Vol B Bituminous..         --        --        --       --    68,793    56,519    56,963   426,183      34,437
    High Vol C Bituminous..         --        --        --       --   185,445        --    91,987        --          --
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
        Region Total.......         --        --        --       --   254,238    56,519   148,950   426.183      34,437

Northern Powder River
  Basin:
Steam:
    Subbituminous B........         --        --   248,609       --        --     4,126        --        --          --
    Subbituminous C........         --   193,017        --       --        --        --        --        --          --
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
        Region Total                --   193,017   248,609       --        --     4,126        --        --          --

Utah--Emery Field:
    High Vol B Bituminous..         --        --    14,600       --    13,952        --        --        --          --
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
        Region Total.......         --        --    14,600       --    13,952        --        --        --          --

Western, Canada:
Metallurgical:
    Med. Vol Bituminous....    102,407    31,877    26,575       --        --        --        --        --          --
    Low Vol Bituminous.....         --    28,873        --       --        --        --        --        --          --
Steam:
    Low Vol Bituminous.....      3,542        --        --       --        --        --        --        --          --
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
        Region Total.......    105,949    60,750    26,575       --        --        --        --        --          --

Hunter Valley, Australia:
Metallurgical
    High Vol A Bituminous..         --    10,337        --       --        --        --        --        --          --
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
    Region Total...........         --    10,337        --       --        --        --        --        --          --
                               -------   -------   -------   ------   -------   -------   -------   -------   ---------
        Total Company......    140,667   341,799   554,488   27,825   313,150   464,474   198,612   553,065   1,770,977
                               =======   =======   =======   ======   =======   =======   =======   =======   =========
        Percent of Total...        3.2%      7.8%     12.7%     0.6%      7.2%     10.6%      4.6%     12.7%      40.6%
                               =======   =======   =======   ======   =======   =======   =======   =======   =========


                                          Percentage
        By Region               Total     by Region
---------------------------   ---------   ----------
Northern Appalachia:
Metallurgical:
    High Vol A Bituminous..     190,998       4.4%
Steam:
    High Vol A Bituminous..   2,092,011      47.9%
    Low Vol Bituminous.....      15,911       0.4%
                              ---------     -----
        Region Total          2,298,920      52.7%

Central Appalachia:
Metallurgical:
    High Vol A Bituminous..      28,073       0.6%
    Med. Vol Bituminous....      90,998       2.1%
    Low Vol Bituminous.....     173,389       4.0%
Steam:
    High Vol A Bituminous..     175,435       4.0%
                              ---------     -----
        Region Total.......     467,895      10.7%

Midwest--Illinois Basin:
Steam:
    High Vol B Bituminous..     642,895      14.7%
    High Vol C Bituminous..     277,432       6.4%
                              ---------     -----
        Region Total.......     920,327      21.1%

Northern Powder River
  Basin:
Steam:
    Subbituminous B........     252,735       5.8%
    Subbituminous C........     193,017       4.4%
                              ---------     -----
        Region Total            445,752      10.2%

Utah--Emery Field:
    High Vol B Bituminous..      28,552       0.7%
                              ---------     -----
        Region Total.......      28,552       0.7%

Western, Canada:
Metallurgical:
    Med. Vol Bituminous....     160,859       3.6%
    Low Vol Bituminous.....      28,873       0.7%
Steam:
    Low Vol Bituminous.....       3,542       0.1%
                              ---------     -----
        Region Total.......     193,274       4.4%

Hunter Valley, Australia:
Metallurgical
    High Vol A Bituminous..      10,337       0.2%
                              ---------     -----
    Region Total...........      10,337       0.2%
                              ---------     -----
        Total Company......   4,365,057     100.0%
                              =========     =====
        Percent of Total...       100.0%
                              =========

                 CONSOL ENERGY PROVED AND PROBABLE COAL RESERVES
                  BY PRODUCT (000 TONS) AS OF DECEMBER 31, 2001

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

                              *= 1.20 lbs                   ** 1.20 - * 2.50 lbs                  >= 2.50 lbs
                        ---------------------------   ----------------------------     -----------------------------
                                S02/MMBtu                      S02/MMBtu                       S02/MMBtu
                        ---------------------------   ----------------------------     -----------------------------
                          Low       Med       High     Low        Med       High        Low       Med       High
      By Product          Btu       Btu       Btu      Btu        Btu       Btu         Btu       Btu       Btu
---------------------   -------   -------   -------   ------   --------   --------     -------   -------   ---------
Metallurgical:
High Vol A
  Bituminous.........     7,325    10,337    18,645       --         --    193,101          --        --          --
Med. Vol
  Bituminous.........   102,407    35,489   105,415       --      2,417      6,129          --        --          --
Low Vol
  Bituminous.........        --    28,873   165,206       --         --      8,183          --        --          --
                        -------   -------   -------   ------   --------    -------     -------   -------   ---------
    Total
      Metallurgical..   109,732    74,699   289,266       --      2,417    207,413          --        --          --
Steam:
High Vol A
  Bituminous.........    27,393    74,083     2,013   27,825     42,543    180,505      49,662   126,882   1,736,540
High Vol B
  Bituminous.........        --        --    14,600       --     82,745     56,519      56,963   426,183      34,437
High Vol C
  Bituminous.........        --        --        --       --    185,445         --      91,987        --          --
Low Vol
  Bituminous.........     3,542        --        --       --         --     15,911          --        --          --
Subbituminous B......        --        --   248,609       --         --      4,126          --        --          --
Subbituminous C......        --   193,017        --       --         --        --           --        --          --
                        -------   -------   -------   ------   --------    -------     -------   -------   ---------
    Total Steam......    30,935   267,100   265,222   27,825    310,733    257,061     198,612   553,065   1,770,977
                        -------   -------   -------   ------   --------    -------     -------   -------   ---------
        Total........   140,667   341,799   554,488   27,825    313,150    464,474     198,612   553,065   1,770,977
                        =======   =======   =======   ======   ========    =======     =======   =======   =========
        Percent of
          Total......       3.2%      7.8%     12.7%     0.6%       7.2%      10.6%        4.6%     12.7%       40.6%
                        =======   =======   =======   ======   ========    =======     =======   =======   =========


                                   Percentage
      By Product         Total     by Product
---------------------   --------   ----------
Metallurgical:
High Vol A
  Bituminous.........     229,408       5.3%
Med. Vol
  Bituminous.........     251,857       5.8%
Low Vol
  Bituminous.........     202,262       4.6%
                        ---------     -----
    Total
      Metallurgical..     683,527      15.7%
Steam:
High Vol A
  Bituminous.........   2,267,446      51.9%
High Vol B
  Bituminous.........     671,447      15.4%
High Vol C
  Bituminous.........     277,432       6.4%
Low Vol
  Bituminous.........      19,453       0.4%
Subbituminous B......     252,735       5.8%
Subbituminous C......     193,017       4.4%
                        ---------     -----
    Total Steam......   3,681,530      84.3%
                        ---------     -----
        Total........   4,365,057     100.0%
                        =========     =====
        Percent of
          Total......       100.0%
                        =========

     The following table categorizes the relative Btu values (low, medium and high) for each of CONSOL Energy's producing regions in Btus per pound of coal.

Region                                                                   Low          Medium          High
------                                                                --------   -----------------   ------
Northern, Central Appalachia, Canada and Australia................... * 12,500   12,500 - 13,000 **   13,000
Midwest.............................................................. * 11,600   11,600 - 12,000 **   12,000
Northern Powder River Basin.......................................... *  8,400    8,400 -  8,800 **    8,800
Colorado and Utah.................................................... * 11,000   11,000 - 12,000 **   12,000

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

     Production

     In the six months ended December 31, 2001, 90% of CONSOL Energy's production came from underground mines and 10% from surface mines. Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in its underground mines. For the six months ended December 31, 2001, 79% of its production came from mines equipped with longwall mining systems. Underground mines equipped with longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, these longwall mines can increase capacity at low incremental cost.

     The following table shows the production, in millions of tons, for CONSOL Energy's mines in the six months ended December 31, 2001, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us.

                                                                                                Tons           Year
                                                                                    Mining      Produced    Established
                Mine                                Location           Mine Type   Equipment   (millions)   or Acquired
--------------------------------------   ---------------------------   ---------   ---------   ----------   -----------
Northern Appalachia
Enlow Fork............................   Enon, Pennsylvania               U          LW/CM         4.6         1990
Bailey................................   Enon, Pennsylvania               U          LW/CM         4.7         1984
McElroy...............................   Glen Easton, West Virginia       U          LW/CM         2.8         1968
Robinson Run..........................   Shinnston, West Virginia         U          LW/CM         2.3         1966
Mine No. 84...........................   Eighty Four, Pennsylvania        U          LW/CM         0.5         1998
Blacksville...........................   Wana, West Virginia              U          LW/CM         2.4         1970
Dilworth..............................   Rices Landing, Pennsylvania      U          LW/CM         1.9         1984
Shoemaker.............................   Moundsville, West Virginia       U          LW/CM         1.9         1966
Loveridge.............................   Fairview, West Virginia          U          LW/CM          --         1956
Humphrey..............................   Maidsville, West Virginia        U             CM         0.3         1956
Mahoning Valley.......................   Cadiz, Ohio                      S            S/L         0.3         1974
Meigs.................................   Point Rock, Ohio                 U          LW/CM         1.8         2001
Muskingum.............................   Cumberland, Ohio                 S              D         0.5         2001
Windsor...............................   West Liberty, West Virginia      U          LW/CM         0.7         2001

Central Appalachia
Buchanan..............................   Mavisdale, Virginia              U          LW/CM         2.1         1983
VP--3.................................   Vansant, Virginia                U          LW/CM          --         1993
VP--8.................................   Rowe, Virginia                   U          LW/CM         1.1         1993
Mill Creek............................   Deane, Kentucky                  U/S           CM         1.6         1994
Jones Fork............................   Mousie, Kentucky                 U/S           CM         2.4         1992
Amonate...............................   Amonate, Virginia                U             (1)        0.2         1925
Elk Creek.............................   Emmett, West Virginia            U             --          --         1993

Illinois Basin
Rend Lake.............................   Sesser, Illinois                 U          LW/CM         0.6         1986
Ohio No.11............................   Morganfield, Kentucky            U             CM          --         1993

Western U.S.
Emery.................................   Emery County, Utah               U          LW/CM          --         1945

Western Canada
Cardinal River........................   Hinton, Alberta, Canada          S            S/L         0.9         1969
Line Creek............................   Sparwood, British Columbia,      S            S/L         0.8         2000
                                         Canada
Australia
Glennies Creek........................   Hunter Valley, New               U          LW/CM          --         2001
                                         South Wales, Australia

----------
S    = Surface
U    = Underground
LW   = Longwall
CM   = Continuous Miner
S/L  = Stripping Shovel and Front End Loaders
D    = Dragline & Dozers
(1)  Amonate Complex includes operations by independent contractors.

     The amounts shown for production by Cardinal River, 0.9 million tons, and Line Creek, 0.8 million tons, actually represents 50% of the production of each mine, reflecting our 50% interest in each mine.

     CONSOL Energy operates approximately 28% of the U.S. longwall mining systems.

     The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2000, the latest information available at the time of filing.

                    MAJOR U.S. UNDERGROUND COAL MINES-- 2000
                               In millions of tons

         Mine Name                        Operating Company        Production
         ---------                -------------------------------------------
Bailey.........................   CONSOL Energy                       9.9
Enlow Fork.....................   CONSOL Energy                       9.5
Galatia........................   The American Coal Co.               7.5
Twentymile.....................   Twentymile Coal Company             7.2
Baker..........................   Lodestar Energy, Inc.               7.2
McElroy........................   CONSOL Energy                       6.8
Cumberland.....................   RAG Cumberland Resources Corp.      6.5
Emerald........................   RAG Emerald Resources Corp.         6.2
Robinson Run...................   CONSOL Energy                       6.0
SUFCO..........................   Canyon Fuel Company                 5.9
Mountaineer....................   Arch Coal, Inc.                     5.8
Blacksville....................   CONSOL Energy                       5.1
Bowie..........................   Bowie Resources, LTD                5.1
Dilworth.......................   CONSOL Energy                       4.8
Federal No. 2..................   Eastern Associated Coal Corp.       4.8
Powhatan No. 6.................   Ohio Valley Coal Co.                4.6
Buchanan.......................   CONSOL Energy                       4.5
Shoal Creek....................   Drummond Company, Inc.              4.3
Deer Creek.....................   Energy West Mining Co.              4.3
Southern Ohio..................   CONSOL Energy                       4.3

----------
Source: National Mining Association

     Marketing and Sales

     We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Chicago, Norfolk, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In the six months ended December 31, 2001, we sold 36 million tons of coal, including our percentage of sales in equity affiliates, 88% of which was sold in domestic markets. Our direct sales to domestic electricity generators represented 75% of total tons sold in the six months ended December 31, 2001. Including equity affiliate sales, we had approximately 140 customers in the six months ended December 31, 2001. During the six months ended December 31, 2001, American Electric Power and Allegheny Energy each accounted for approximately 14% of our total revenue.

     Coal Contracts

     We sell coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the six months ended December 31, 2001, approximately 80% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

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

     The following table sets forth, as of March 1, 2002, the total tons of coal CONSOL Energy is committed to deliver at predetermined prices under existing contracts during calendar years 2002 through 2006.

                                                Tons of Coal to be Delivered
                                                (in millions of nominal tons)
                                              --------------------------------
                                              2002   2003   2004   2005   2006
                                              ----   ----   ----   ----   ----
Volume under existing contracts.......        52.3   27.2   20.7   11.1    6.9

     The foregoing table does not include an aggregate of 4.7 million tons that we may be required to deliver in 2002 at predetermined prices:

     . under tentative agreements reached by March 1, 2002, for which no binding contracts have been negotiated or executed; and

     . upon exercise of rights by customers under existing contracts to buy more coal at previously agreed prices.

     We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees that contracts will be renewed, we have been successful in the past in renewing or extending contracts.

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

     Many of our recently negotiated contracts have had shorter terms, generally no longer than three to five years, with the opportunity to adjust the contract prices, as often as quarterly based upon market indices which are prenegotiated, to reflect changing markets.

     Distribution

     Coal is transported from CONSOL Energy's mining complexes to customers by means of railroad cars, river barges, trucks, conveyor belts or a combination of these means of transportation. The McElroy and Robinson Run mines transport coal to customers by conveyor belt. The McElroy, Shoemaker, Dilworth, Windsor, Humphrey, Mahoning Valley and Ohio No. 11 complexes ship coal to customers by means of river barges. Trucks are used to transport coal from Loveridge, Blacksville, Rend Lake and Emery complexes. The Enlow Fork, Bailey, Mine No. 84, Robinson Run, Loveridge, Line Creek, Blacksville, Buchanan, Mill Creek, VP-3, Jones Fork, VP-8, Amonate, Elk Creek, Rend Lake and Cardinal River complexes transport coal to customers by rail.

     We employ transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies.

     We own five towboats and six harbor boats and a fleet of nearly 300 barges to serve customers along the Ohio and Monongahela Rivers. The barge operation allows us to control delivery schedules and serves as temporary floating storage for coal where land storage is unavailable. Approximately 30% of the coal that we produced moved on the inland waterways in the six months ended December 31, 2001.

     Competition

     The U.S. coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The largest producer is estimated to have produced less than 14% (based on tonnage produced) of the total U.S. production. The U.S. Department of Energy reported 1,453 active coal mines in the United States in 2000, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by the price of competing coal and alternative fuel supplies, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power, coal quality, transportation costs from the mine to the customer and the reliability of supply. Continued demand for CONSOL Energy's coal and the prices that CONSOL Energy obtains are affected by demand for electricity, environmental and government regulation, technological developments and the availability and price of competing coal and alternative fuel supplies. We sell coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition.

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

     Nearly all of our gas production currently is from operations in southwestern Virginia. In this region, we operate 1,119 wells, 583 miles of gathering lines and various compression stations. Our southwest Virginia operations control approximately 178,000 acres of gas rights. At December 31, 2001, we reported 1.2 trillion cubic feet of proved reserves of gas, of which approximately 35% is developed. Our December average daily production in this region is approximately 122 million cubic feet per day.

     We have recently begun to develop gas production in southwest Pennsylvania and northern West Virginia by gathering gas currently being vented to the atmosphere by our mines in the area. In this region, our December 2001 average daily production was approximately 1 million cubic feet per day. We expect to expand production of gas in this area by drilling additional production wells into the coal seams that we own or control.

     CONSOL Energy has not filed reserve estimates with any federal agency.

     Drilling

     The total average daily rate of production controlled by CONSOL Energy during the six months ended December 31, 2001, was 108 million cubic feet. During the six months ended December 31, 2001, the twelve months ended June 30, 2001, 2000, and 1999, we drilled in the aggregate, 141, 203, 130 and 108 development wells, respectively, all of which were productive. The net number of wells, for those periods were approximately 141, 157, 82, and 54 wells, respectively. Seventeen exploratory wells were being drilled at December 31, 2001, and two exploratory wells were being drilled at June 30, 2001.

     Production

     The following table sets forth CONSOL Energy's working interest production for the periods indicated.

                                                                                              12 Months Ended June 30,
                                                               Six Months Ended December 31,  ------------------------
                                                                          2001                 2001     2000     1999
                                                              -----------------------------   ------   ------   ------
Coalbed methane (in millions of cubic feet)................              19,885               34,004   16,235    5,596

     Average Sales Prices and Lifting Costs

     The following table sets forth the average sales price per million Btu and the average lifting cost per thousand cubic feet for all of our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization. See Note 29 of Notes to Consolidated Financial Statements.

                                                                              Average Gas Sales Price
                                                                              And Lifting Cost for the
                                                              -----------------------------------------------------
                                                                                                12 Months Ended
                                                                                                    June 30
                                                              Six Months Ended December 31,   ---------------------
                                                                          2001                 2001    2000    1999
                                                              -----------------------------   -----   -----   -----
Average gas sales price (per million Btu).................               $2.67                $5.27   $3.06   $2.05
Average lifting price (per thousand cubic feet)...........               $0.47                $0.37   $0.48   $0.54

     Productive Wells and Acreage

     The following table sets forth, at December 31, 2001, the number of CONSOL Energy's producing wells, developed acreage and undeveloped acreage.

                                                Gross      Net
                                               -------   -------
Producing Wells.............................     1,186     1,163
Developed Acreage...........................    82,222    76,289
Undeveloped Acreage.........................   132,462   130,684

     141 development wells were drilled in the six months ended December 31, 2001, of which 24 wells were in process at December 31, 2001. Nearly all of our development wells and acreage are located in southwestern Virginia. Some leases are beyond their primary term, but such leases are extended in accordance with their terms as long as continuous drilling commitments are satisfied.

     We currently plan to drill approximately 349 wells in the twelve month period ending December 31, 2002. 279 of these wells are proposed to be conventional coalbed methane wells drilled into coal seams not yet mined. The remaining wells are to be drilled into mine areas to produce gob gas, which is methane gas that has collected in abandoned areas of underground coal mines.

     Sales

     CONSOL Energy enters into various gas supply tranches with our gas marketers, selling gas under short-term multi-month nominations generally not exceeding one year. Within the terms of the individual sales confirmations executed under the master marketing contracts, at December 31, 2001 we were obligated to deliver 10.9 billion cubic feet during the twelve month period ending December 31, 2002. Reserves and production estimates are believed to be sufficient to cover these commitments. A shortfall of commitments has not been a problem historically. We also have a gas-balancing agreement with TCO Interstate Pipeline, which is managed by one of our gas marketers. We use the sales method of accounting for this agreement. The imbalance amounts, both volumes and dollars, were insignificant at December 31, 2001.

     Distribution

     Pocahontas Gas Partnership and Buchanan Production Company both built separate gathering systems in their gas fields to deliver gas to market. While each gathering system begins at the individual wellhead, gas from wells is transported to market in each case by the Cardinal States Gathering Company's major gathering system. Both Pocahontas Gas Partnership and Buchanan Production Company possess capacity rights on Cardinal States Gathering Company's system. On August 22, 2001, CONSOL Energy acquired the remaining 25% of Cardinal States Gathering Company, which owns and operates two major gathering systems. The first gathering system is a 50-mile, 16-inch gathering system that is capable of transporting 100 million cubic feet of gas per day. This gathering system has processing and compression facilities and connects with a Columbia Transmission pipeline located in Mingo County, West Virginia. The second gathering system is a 30-mile, 20-inch gathering system capable of transporting 150 million cubic feet of gas per day. This gathering system also connects with a Columbia Transmission gathering system in Wyoming County, West Virginia.

     Gas Reserves

     CONSOL Energy's gas reserves are either owned in fee or leased. The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is gross, and includes 100% of the reserves for Pocahontas Gas Partnership as of December 31, 2001 and 50% of the reserves for Pocahontas Gas Partnership which CONSOL Energy owned as of December 31, 2001, June 30, 2001, June 30, 2000, and June 30, 1999. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations.

                                                                                     Gas Reserves
                                                                    ------------------------------------------
                                                                              (millions of cubic feet)
                                                                    ------------------------------------------
                                                                       As of              As of June 30,
                                                                    December 31,   ---------------------------
                                                                        2001        2001      2000      1999
                                                                    ------------   -------   -------   -------
Estimated proved developed reserves.............................       413,234     261,426   178,690    72,749
Estimated proved undeveloped reserves...........................       762,998     519,081   568,123   394,260
                                                                     ---------     -------   -------   -------
Total estimated proved developed and undeveloped reserves.......     1,176,232     780,507   746,813   467,009
                                                                     =========     =======   =======   =======

     Discounted Future Net Cash Flows

     The following table shows, for CONSOL Energy's gross estimated proved developed and undeveloped reserves, its estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows (net of income taxes).

                                                                            Discounted Future Net Cash Flows
                                                                    -----------------------------------------------
                                                                                   ($ in thousands)
                                                                       As of               As of June 30,
                                                                    December 31,   --------------------------------
                                                                        2001         2001        2000        1999
                                                                    ------------   --------   ----------   --------
Future net cash flows...........................................      $433,224     $551,607   $1,150,826   $195,018
Total standardized measure of discounted
   future net cash flows........................................      $218,365     $189,156   $  494,581   $ 63,340

     Competition

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

     Other

     CONSOL Energy provides other services both to its own operations and to others who wish to purchase services. These include terminal services, river and dock services, industrial supply services, coal waste disposal services, land resource services, research and development services and power generation.

     Terminal Services

     More than 127 million tons of coal have been shipped through CONSOL Energy's exporting terminal in the Port of Baltimore during the terminal's 19 years of operation. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation. In the six months ended December 31, 2001, 1.5 million tons of coal were shipped through the terminal. Approximately 75% of the tonnage shipped was produced by our coal mines. The terminal has the capacity to ship 18 million tons annually.

     CONSOL Energy also owns a 23% interest in the Neptune Bulk Terminal located in Vancouver, Canada. The terms of the contract governing this joint venture permit CONSOL Energy to ship coal through the terminal at cost. CONSOL Energy believes that this arrangement gives it a competitive advantage in selling coal mined from its Cardinal River and Line Creek operations.

     River and Dock Services

     CONSOL Energy's river operation, located in Elizabeth, Pennsylvania, transports coal from our mines with river loadout facilities along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania to customers along these rivers. The river operation employs five company-owned towboats, six harbor boats and nearly 300 barges. In the six months ended December 31, 2001, our river vessels transported 7.0 million tons of coal.

     CONSOL Energy provides dock services at Kellogg Dock, located on the Mississippi River in southern Illinois, and Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania, north of the Dilworth mine. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system. These facilities can ship up to 6 million tons of coal per year.

     Coal Waste Disposal Services

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

     Industrial Supply Services

     Fairmont Supply Company, a CONSOL Energy subsidiary, is a general-line distributor of mining and industrial supplies in the United States. Fairmont Supply has 12 customer service centers nationwide. Fairmont Supply also provides integrated supply procurement and management services. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distributor to minimize total cost in the maintenance, repair and operating supply chain. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

     Fairmont Supply provides mine supplies to CONSOL Energy's mining operations. Approximately 51% of Fairmont Supply's sales in the six months ended December 31, 2001 were made to CONSOL Energy's mines.

     Land Resources

     CONSOL Energy is developing property through new business opportunities which focus on assets previously used primarily to support its coal operations or which currently are not utilized. CONSOL Energy has created a new subsidiary to focus on the full utilization and development of these resources. CONSOL Energy expects to increase the value of its property assets by:

     . developing surface properties for commercial uses other than coal mining or gas development when the location of the property is suitable;

     . deriving royalty income from coal, oil and gas reserves CONSOL Energy owns but does not intend to develop;

     . deriving income from the sustainable harvesting of timber on land CONSOL Energy owns; and

     . deriving income from the rental of surface property for agricultural uses.

     CONSOL Energy's objective is to improve the return on these assets without detracting from its core businesses and without significant additional capital investment.

     Research and Development

     We maintain a research and development department which provides technical support to coal, gas, land and administrative functions. In addition to the research and technical support work done for us, the department has engaged in a number of partnerships with federal and state government agencies, and other private companies, that provide additional funding to advance our technology agenda. Costs related to research and development are expensed as incurred. These costs were $2.3 million for the six months ended December 31, 2001, $5.3 million and $8.0 million for the twelve months ended June 30, 2001 and 2000, respectively, and $4.4 million for the six months ended June 30, 1999.

     Power Generation

     In March 2002, we entered into an agreement to form a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility will be used for meeting peak load demands, will be built in southwest Virginia and will use coalbed methane gas that we produce. The facility is currently under construction and operations are expected to begin in the third quarter of 2002.

EMPLOYEE AND LABOR RELATIONS

     At December 31, 2001, CONSOL Energy had 7,523 employees, 3,617 of whom were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 2002 which will expire on December 31, 2006. This agreement was negotiated with the United Mine Workers of America by the Bituminous Coal Operators' Association on behalf of its members, which include several of CONSOL Energy's subsidiaries.

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

     While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities in the amount of approximately $4.8 million for the six months ended December 31, 2001, $2.9 million for the twelve months ended June 30, 2001, $1.6 million for the twelve months ended June 30, 2000, and $1.3 million for the twelve months ended December 31, 1998. These costs are in addition to reclamation costs. Compliance with these laws has substantially increased the cost of coal mining and gas production, but is, in general, a cost common to all domestic coal and gas producers.

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

     Most of the states in which CONSOL Energy operates have state programs for mine safety and health regulation and enforcement. The combination of federal and state safety and health regulations in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting the industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on CONSOL Energy's operating costs. However, CONSOL Energy's competitors in all of the areas in which it operates are subject to the same regulation.

     Black Lung Legislation

     Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

     . current and former coal miners totally disabled from black lung disease;

     . certain survivors of a miner who dies from black lung disease or pneumoconiosis;

     . a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner's last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits.

     In addition to the federal legislation, we are also liable under various state statutes for black lung claims. Our black lung benefit liabilities totaled approximately $460 million at December 31, 2001. The related claim and other payments for this liability were $6 million. These obligations are partially funded.

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

     The United States Department of Labor issued a final rule, effective January 19, 2001, amending the regulations implementing the federal black lung laws. The amendments give greater weight to the opinion of the claimant's treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the black lung regulations could significantly increase our exposure to black lung benefits liabilities. The National Mining Association, an industry association of which CONSOL Energy is a member, challenged the amendments in the United States District Court for the District of Columbia. On August 9, 2001, the Court issued an opinion upholding the Department of Labor's rules in their entirety. The National Mining Association has appealed this decision to the United States Court of Appeals. Oral arguments are scheduled to be heard on April 19, 2002.

     Workers' Compensation

     CONSOL Energy is required to compensate employees for work-related injuries. Our workers' compensation liabilities, including the current portion, were $322 million at December 31, 2001. These obligations are unfunded. The amount we expensed in the six months ended December 31, 2001 was $24 million, while the related cash payment for this liability was $29 million. In addition, several states in which we operate consider changes in workers' compensation laws from time to time. Such changes, if enacted, could adversely affect CONSOL Energy.

     Retiree Health Benefits Legislation

     The Coal Industry Retiree Health Benefit Act of 1992 requires CONSOL Energy to make payments to fund the cost of health benefits for our and other coal industry retirees. Based on available information, at December 31, 2001, CONSOL Energy's obligation is estimated at approximately $548 million. We made payments for such health benefits of $14.7 million in the six months ended December 31, 2001.

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

     The Surface Mining Control and Reclamation Act and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a consequence of longwall mining. In addition, the Abandoned Mine Reclamation Fund, which is part of the Surface Mining Control and Reclamation Act, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed mines closed before 1977. The maximum tax is $.35 per ton on surface-mined coal and $.15 per ton on underground-mined coal.

     CONSOL Energy accrues for the costs of reclaiming the mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary, over the estimated recoverable tons of the property. The establishment of liability for the current disturbance and final mine closure reclamation is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and production levels. Our reclamation and mine-closing liabilities, including the current portion, were $396 million at December 31, 2001. These obligations are unfunded. The amount that was expensed for the six months ended December 31, 2001 was $9 million, while the related cash payment for such liability during the same period was $16 million. Our future operating results would be adversely affected if these accruals are determined to be insufficient.

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

     Clean Air Act

     The federal Clean Air Act and similar state laws, which regulate emissions into the air, affect coal mining, gas and processing operations primarily through permitting and/or emissions control requirements. In addition, the U.S. Environmental Protection Agency has issued certain, and is considering further, regulations relating to fugitive dust and coal combustion emissions which could restrict CONSOL Energy's ability to develop new mines or require CONSOL Energy to modify its operations. In July 1997, the Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards for particulate matter which may require some states to change existing implementation plans. These National Ambient Air Quality Standards are expected to be implemented by 2003. Because coal mining operations and plants burning coal emit particulate matter, CONSOL Energy's mining operations and utility customers are likely to be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. Regulations may restrict CONSOL Energy's ability to develop new mines or could require CONSOL Energy to modify its existing operations, and may have a material adverse effect on CONSOL Energy's financial condition and results of operations.

     The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal fueled electric power generating plants. Coal contains impurities, such as sulfur, mercury, chlorine and other regulated constituents, many of which are released into the air when coal is burned. New environmental regulations governing emissions from coal-fired electric generating plants could reduce demand for coal as a fuel source and affect the volume of our sales. For example, the federal Clean Air Act places limits on sulfur dioxide emissions from electric power plants. In order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to lower sulfur coal or other low-sulfur fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the costs of delivery of our higher sulfur coals on an energy equivalent basis.

     Other new and proposed reductions in emissions of mercury, nitrogen oxide, particulate matter or other greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including switching to other fuels. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. For example, the Environmental Protection Agency would require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and of particulate matter emissions over the next several years. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. To the extent that any new requirements affect our customers, this could adversely affect our operations and results.

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

     Framework Convention On Global Climate Change

     The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The United States is not expected to ratify the emissions targets. However, if this or other comprehensive regulations focusing on greenhouse gas emissions are implemented by the United States, it would have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of coalbed methane gas also may affect the use of coal as an energy source.

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

     From time to time, we have been the subject of administrative proceedings, litigation and investigations relating to environmental matters. We have been named as a potentially responsible party at Superfund sites in the past. We may become involved in future proceedings, litigation or investigations and incur liabilities that could be materially adverse to us.

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

     One of CONSOL Energy's subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in asbestos cases in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material.

     CONSOL Energy has recognized a liability related to a waste disposal site for which a $3.3 million liability was accrued. CONSOL Energy paid $1.6 million for remediation of this waste disposal site, thereby reducing the liability to $1.7 million at December 31, 2001.

     In the opinion of management, the ultimate liabilities resulting from pending lawsuits and claims will not materially affect its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     On October 25, 2001, CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors and (2) ratifying the appointment of Ernst & Young LLP as CONSOL Energy's independent public accountants for the six-month period ended December 31, 2001 and for the fiscal year ending December 31, 2002.

     (1) Shareholders elected the following directors and the vote tabulation for each individual director was as follows:

Nominee                                     For                         Against
-------                                  ----------                    ---------
Philip W. Baxter                         74,744,341                      144,820
Berthold Bonekamp                        73,284,176                    1,604,985
Bernd Breloer                            74,734,468                      154,693
Patricia A. Hammick                      74,743,817                      145,344
J. Brett Harvey                          73,095,481                    1,793,680
Christoph Koether                        74,733,193                      155,968
John L. Whitmire                         74,164,541                      724,620
Rolf Zimmermann                          74,734,995                      154,166

     (2) The second proposal to ratify the appointment of Ernst & Young LLP as the independent accountants for the six-month period ended December 31, 2001 and for the fiscal year ending December 31, 2002 also was approved by a vote of the shareholders of CONSOL Energy. The number of votes cast for this proposal was 74,864,638 and the number of votes against the proposal was 17,575. There were 6,948 abstentions for this proposal.

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

                                                           High     Low     Dividends
                                                          ------   ------   ---------
Fiscal Year 2000
     Quarter Ended September 30, 1999 .................   $14.56   $10.62     $.28
     Quarter Ended December 31, 1999 ..................    14.75     9.62      .28
     Quarter Ended March 31, 2000 .....................    12.62     9.94      .28
     Quarter Ended June 30, 2000 ......................    17.12     9.94      .28
Fiscal Year 2001
     Quarter Ended September 30, 2000 .................    21.06    15.00      .28
     Quarter Ended December 31, 2000 ..................    28.00    16.13      .28
     Quarter Ended March 31, 2001 .....................    37.70    24.88      .28
     Quarter Ended June 30, 2001 ......................    42.48    25.00      .28
Six Month Transition Period Ended December 31, 2001
     Quarter Ended September 30, 2001 .................    28.50    18.30      .28
     Quarter Ended December 31, 2001 ..................    28.45    21.41      .28

     On March 1, 2002, there were approximately 13,750 holders of record of our common stock.

     Our Board of Directors intends to continue its policy of paying quarterly dividends. However, the future declaration and payment of dividends and the amount of dividends will depend upon, among other things, general business conditions, our financial results, contractual and legal restrictions on our payment of dividends, our credit rating, our planned investments and such other factors as our board of directors deems relevant. Our credit facilities currently do not contain covenants restricting our ability to declare and pay dividends, except in the event of default.

Item 6. Selected Financial Data.

     The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the twelve months ended June 30, 2001, June 30, 2000, December 31, 1998 and December 31, 1997, and the six months ended December 31, 2001 and June 30, 1999, are derived from our audited consolidated financial statements. The selected consolidated financial data for, and as of the end of, the six months ended December 31, 2000 and the twelve months ended June 30, 1999, are derived from our unaudited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of our financial position and operating results for these periods. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the financial statements and related notes included in this report. In 1999, we changed our fiscal year from a calendar year to a fiscal year ended June 30. In 2001, we changed our fiscal year from a fiscal year ending June 30 to a fiscal year ending December 31 in order to coordinate reporting periods with our majority shareholder commencing with the fiscal year starting January 1, 2002.

STATEMENT OF INCOME                     Six Months
   DATA (In thousands                     Ended                        Twelve Months Ended
   except per share data)              December 31,                          June 30,
                                -------------------------   ---------------------------------------
                                   2001          2000          2001          2000          1999
                                -----------   -----------   -----------   -----------   -----------
                                              (Unaudited)                               (Unaudited)
Revenue
   Sales(1) .................   $   979,661   $   999,445   $ 2,137,018   $ 2,094,850   $ 2,243,867
   Freight(1) ...............        70,314        72,225       160,940       165,934       191,556
   Other income .............        31,223        37,154        70,457        64,359        56,635
                                -----------   -----------   -----------   -----------   -----------
          Total revenue .....     1,081,198     1,108,824     2,368,415     2,325,143     2,492,058

Costs
   Cost of goods sold and
     other operating charges.       776,347       737,573     1,568,683     1,498,982     1,634,691
   Freight expense ..........        70,314        72,225       160,940       165,934       191,556
   Selling, general and
     administrative expense .        31,493        33,381        63,043        62,164        60,003
   Depreciation, depletion
     amortization ...........       120,039       119,723       243,272       249,877       242,260
   Interest expense .........        16,564        30,806        57,598        55,289        55,860
   Taxes other than income ..        80,659        77,771       158,066       174,272       196,831
   Export sales excise tax
     resolution .............         5,402            --      (123,522)           --            --
   Restructuring costs ......            --            --            --        12,078            --
                                -----------   -----------   -----------   -----------   -----------
          Total costs .......     1,100,818     1,071,479     2,128,080     2,218,596     2,381,201
                                -----------   -----------   -----------   -----------   -----------

Earnings (Loss) before income
   taxes ....................       (19,620)       37,345       240,335       106,547       110,857
   Income taxes (benefits) ..       (20,679)        3,842        56,685          (493)        2,518
                                -----------   -----------   -----------   -----------   -----------
   Net income ...............   $     1,059   $    33,503   $   183,650   $   107,040   $   108,339
                                ===========   ===========   ===========   ===========   ===========
   Earning per share:
     Basic(2) ...............   $      0.01   $      0.43   $      2.34   $      1.35   $      1.37
                                ===========   ===========   ===========   ===========   ===========
     Dilutive(2) ............   $      0.01   $      0.43   $      2.33   $      1.35   $      1.37
                                ===========   ===========   ===========   ===========   ===========
   Weighted average number of
   common shares outstanding:
     Basic ..................    78,699,732    78,584,204    78,613,580    79,499,576    78,990,497
                                ===========   ===========   ===========   ===========   ===========
     Dilutive ...............    78,920,046    78,666,391    78,817,935    79,501,326    78,990,497
                                ===========   ===========   ===========   ===========   ===========
Dividend per share ..........   $      0.56   $      0.56   $      1.12    $     1.12   $      1.12
                                ===========   ===========   ===========   ===========   ===========


STATEMENT OF INCOME             Six Months
   DATA (In thousands              Ended         Twelve Months Ended
   except per share data)         June 30,           December 31,
                                -----------   ---------------------------
                                   1999           1998           1997
                                -----------   ------------   ------------
Revenue
   Sales(1) .................   $ 1,081,922   $  2,295,430   $  2,285,197
   Freight(1) ...............        80,487        230,041        246,951
   Other income .............        28,560         54,562         64,441
                                -----------   ------------   ------------
          Total revenue .....     1,190,969      2,580,033      2,596,589

Costs
   Cost of goods sold and
     other operating charges.       790,119      1,590,176      1,587,790
   Freight expense ..........        80,487        230,041        246,951
   Selling, general and
     administrative expense .        30,218         59,475         60,052
   Depreciation, depletion
     amortization ...........       121,237        238,584        233,304
   Interest expense .........        30,504         48,138         45,876
   Taxes other than income ..        98,244        201,137        188,940
   Export sales excise tax
     resolution .............            --             --             --
   Restructuring costs ......            --             --             --
                                -----------   ------------   ------------
          Total costs .......     1,150,809      2,367,551      2,362,913
                                -----------   ------------   ------------

Earnings (Loss) before income
   taxes ....................        40,160        212,482        233,676
   Income taxes (benefits) ..           121         37,845         49,887
                                -----------   ------------   ------------
   Net income ...............   $    40,039   $    174,637   $    183,789
                                ===========   ============   ============
   Earning per share:
     Basic(2) ...............   $      0.62   $       1.73   $       1.69
                                ===========   ============   ============
     Dilutive(2) ............   $      0.62   $       1.73   $       1.69
                                ===========   ============   ============
   Weighted average number of
   common shares outstanding:
     Basic ..................    64,784,685    100,820,599    108,806,714
                                ===========    ===========   ============
     Dilutive ...............    64,784,685    100,820,599    108,806,714
                                ===========    ===========   ============
Dividend per share ..........   $      0.39    $      0.90   $       4.23
                                ===========    ===========   ============


                                                                   At                              At
BALANCE SHEET DATA                       At                     June 30,                       December 31,
(In thousands)                      December 31,  ------------------------------------   -----------------------
                                        2001         2001         2000         1999         1998         1997
                                    ------------  ----------   ----------   ----------   ----------   ----------
Working capital (deficiency)...      $  (70,494)  $ (368,112)  $ (375,074)  $ (261,427)  $ (602,428)  $   77,313
Total assets ..................       4,297,594    3,894,971    3,866,311    3,875,026    3,863,390    3,548,011
Short-term debt ...............          77,869      360,063      464,310      345,525      551,719       55,051
Long-term debt (including
     current portion) .........         545,440      303,561      307,362      326,495      430,888      397,257
Total deferred credits and
     other liabilities ........       2,912,618    2,378,323    2,358,725    2,423,483    2,433,899    2,262,702
Stockholders' equity
     (deficit) ................         271,559      351,647      254,179      254,725     (103,221)     302,765


                                                                                               Six
                                        Six Months Ended          Twelve Months Ended          Months     Twelve Months Ended
OTHER OPERATING DATA                      December 31,                  June 30,               Ended         December 31,
                                       ------------------    -----------------------------    June 30,    -------------------
                                        2001        2000      2001        2000       1999       1999       1998       1997
                                       -------    -------    -------    -------    -------    --------    -------    -------
Coal
Tons sold (in thousands) (3)(4).....    36,093     36,730     77,690     78,714     78,786     38,553      77,729     75,170
Tons produced (in thousands) (4)....    34,355     32,508     71,858     73,073     76,425     38,244      75,769     72,505
Productivity (tons per manday)(4)...     37.15      41.60      42.21      44.23      39.70      39.86       40.11      38.46
Average production cost ($ per ton
   produced)(4).....................   $ 23.73    $ 21.93    $ 21.35    $ 20.00    $ 21.26    $ 21.47     $ 20.99    $ 21.05
Average sales price of tons
   produced ($ per ton produced)(4)    $ 25.02    $ 23.41    $ 23.93    $ 23.66    $ 25.51    $ 25.12     $ 26.41    $ 26.49
Recoverable coal reserves (tons in
   millions)(4)(5)..................     4,365      4,372      4,411      4,461      4,705      4,705       4,755      4,776
Number of mining complexes (at
   period end)......................        27         23         23         22         24         24          25         24

Gas
Gross sales volume produced (in
   billion cubic feet)(4)...........     20.12      16.21      34.00      16.23       5.60       3.05        6.03       6.51
Average sale price ($ per mmbtu)(4).   $  2.67    $  4.80    $  5.27    $  3.06    $  2.05    $  2.07     $  2.34    $  2.68
Average costs ($ per mmbtu)(4)......   $  2.35    $  2.32    $  2.58    $  1.80    $  2.37    $  2.31     $  2.09    $  1.57
Net estimated proved reserves (in
   billion cubic feet)(4)(6)........     1,176        730        781        747        467        467         470        458

                                           Six Months                                              Six
CASH FLOW STATEMENT DATA                     Ended                  Twelve Months Ended           Months      Twelve Months Ended
(In thousands)                            December 31,                     June 30,                Ended         December 31,
                                      --------------------   ---------------------------------   June 30,    ---------------------
                                        2001        2000        2001        2000       1999        1999        1998        1997
                                      --------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net cash provided by operating
    activities......................  $ 92,979   $ 181,568   $ 435,683   $ 295,028   $ 321,245   $  84,995   $ 395,313   $ 427,913
Net cash provided by (used in)
    investing activities............   (11,493)   (131,078)   (233,165)   (299,554)   (186,316)   (100,790)   (235,918)     52,243
Net cash provided by (used in)
    financing activities............   (82,529)    (48,419)   (194,074)    (10,852)   (132,016)      8,069    (146,898)   (501,354)

OTHER FINANCIAL DATA
(In thousands)
Capital expenditures................  $162,862   $ 109,163   $ 213,999   $ 142,598   $ 240,667   $ 105,099   $ 254,515   $ 200,617
EBIT(7).............................    (2,132)     65,590     262,052     156,165     159,107      68,438     250,089     256,934
EBITDA(7)...........................   117,907     185,313     505,324     406,042     401,367     189,675     488,673     490,238
Ratio of earnings to fixed
   charges(8).......................      --          1.85        4.54        2.70        2.78        2.19        4.93        5.48

(1) See Note 27 of Notes to Consolidated Financial Statements for sales and freight by operating segment.

(2) Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 220,314 and 82,187 for the six months ended December 31, 2001 and 2000, and 204,335 and 1,750 for twelve months ended June 30, 2001 and 2000. There were no dilutive employee or non-employee director stock options for any of the other periods presented.

(3) Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 1.9 million tons in the six months ended December 31, 2001, 1.7 million tons in the six months ended December 31, 2000, 3.1 million tons in the twelve months ended June 30, 2001, 3.5 million tons in the twelve months ended June 30, 2000, 3.9 million tons in the twelve months ended June 30, 1999, 2.2 million tons in the six months ended June 30, 1999, 3.2 million tons for the twelve months ended December 31, 1998 and 3.1 million tons in the twelve months ended December 31, 1997. CONSOL Energy sold 0.9 million tons in the six months ended December 31, 2001 and
     0.7 million tons in the twelve months ended June 30, 2001 that were produced by equity affiliates. No sales from equity affiliates occurred in other periods.

(4) For entities that are not wholly owned but in which CONSOL Energy owns at least 50% of the equity, includes a percentage of their production, sales or reserves equal to CONSOL Energy's percentage equity ownership. For coal, Line Creek Mine is reported as an equity affiliate for the December 31, 2001 and June 30, 2001 periods. No other periods have coal equity affiliates. For gas, Pocahontas Gas Partnership accounts for the majority of the information reported as an equity affiliate for approximately two months in the December 31, 2001 period and for the previous reported periods.

(5)  Represents proved and probable reserves at period end.

(6)  Represents proved developed and undeveloped gas reserves at period end.

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

(8) For purposes of computing the ratio of earnings to fixed charges, earnings represent earnings from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the six months ended December 31, 2001, fixed charges exceeded earnings by $20.4 million.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

     CONSOL Energy's net income was $1 million for the six month period ended December 31, 2001. This was a 96.8% decline from the net income of $33.5 million for the six month period ended December 31, 2000. The six month period represents a transitional fiscal period because CONSOL Energy will begin reporting on a year ending December 31 to align its year end with that of its majority shareholder, RWE A.G., beginning with the fiscal year beginning January 1, 2002 and ending December 31, 2002.

     Total coal sales for the six months ended December 31, 2001 were 36.1 million tons, including our portion of sales by equity affiliates, of which 34.2 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal, including coal sold from inventories and produced by equity affiliates. This compares with total coal sales of 36.7 million tons for the six months ended December 31, 2000, of which
35.1 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal including coal sold from inventories and produced by equity affiliates. Demand for coal was strong in CONSOL Energy's principal market areas during most of the 2001 transitional period, but we were unable to meet demand because of production shortfalls at several CONSOL Energy mines. Average sales prices for company produced coal have increased 6.9% to $25.07 in the 2001 transitional period compared to $23.45 in the 2000 six month period.

     Production was 34.4 million tons, including our share of production by equity affiliates of 0.8 million tons, in the 2001 transitional period compared with 32.5 million tons in the 2000 six month period which did not include any tons produced by equity affiliates. The increased production reflects the production from the mines owned by Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company acquired from American Electric Power on July 2, 2001 and the Line Creek Mine acquired on December 31, 2000, offset in part by declines in production from several existing CONSOL Energy mines. The decline in production at existing mines was primarily due to the suspension of longwall production at Mine 84 early in the 2001 transitional period as a result of adverse geological conditions. As a result of adverse geological conditions, production declines were also experienced at Robinson Run, Rend Lake, Dilworth and Blacksville #2 Mines. Robinson Run production was 0.6 million tons lower in the 2001 transitional period compared with the 2000 six month period. The decline was primarily due to a number of mechanical difficulties at the mine, particularly with the belt haulage system. Rend Lake and Blacksville #2 mines were mining in a portion of their reserves where the coal seam is thinner than is normally experienced. This reduced production in the 2001 transitional period by 1.0 million tons and increased mining costs. Other CONSOL Energy mines also had higher mining costs and production declines due to mechanical and geological difficulties. Management believes these production difficulties have been resolved.

     Sales of coalbed methane gas, including our share of the sales of equity affiliates, increased 24.1% to 20.1 billion cubic feet in the 2001 transitional period from 16.2 billion cubic feet in the 2000 six month period. The increased sales volume is primarily due to higher production and sales volumes as a result of the purchase of the remaining 50% interest in the Pocahontas Gas Partnership on August 22, 2001. Our average sales price for coalbed methane gas, including our portion of sales from equity affiliates, was $2.67 per million British thermal units in the 2001 transitional period compared with $4.80 per million British thermal units in the 2000 six month period. The price decline was due primarily to reduced demand for gas caused by the slow-down of the U.S. economy, the mild winter and a reduction in industrial demand.

Factors Affecting 2002 Results

     Results for 2002 are being affected by the warm winter weather in the eastern United States and the sluggish U.S. economy. Customers have delayed shipments of coal and some electricity power plants are burning significantly less than normal amounts of coal. In addition, gas prices through the first two months of 2002 were lower than had been forecast. Until energy markets strengthen, CONSOL Energy is reducing planned mine output for 2002 by five to six million tons in order to match current demand. The following mines will reduce production: Mahoning Valley (Ohio); VP8 (Virginia); Blacksville 2 (West Virginia); Robinson Run (West Virginia); McElroy (West Virginia); Shoemaker (West Virginia); and Rend Lake (Illinois). The following mines will close permanently during the year: Dilworth (Pennsylvania); Humphrey (West Virginia); Meigs 2 (Ohio); and Windsor (Ohio). The Loveridge mine will remain idle. CONSOL Energy also will institute additional cost control measures and defer some capital expenditure projects.

Results of Operations

Six Months Ended December 31, 2001 compared with Six Months Ended December 31, 2000 (unaudited)

Net Income

     CONSOL Energy's net income for the six months ended December 31, 2001 was $1 million compared with $34 million for the six months ended December 31, 2000. The decrease of $33 million was primarily due to lower prices for natural gas caused by general market declines and higher cost per ton of produced coal mined caused principally by adverse mining conditions and mechanical problems. The effects of lower prices for natural gas and higher coal production costs were offset, in part, by a reduction in income tax expense due to a pre tax loss in the 2001 transitional period along with changes in percentage depletion allowances and higher volumes of gas sold.

Revenue

     Sales decreased $19 million, or 2.0% to $980 million for the six months ended December 31, 2001 from $999 million for the six months ended December 31, 2000.

     Revenues from the sale of coalbed methane gas and gathering fees decreased $8 million, or 13.7% to $48 million in the 2001 transitional period from $56 million in the 2000 six month period. This decrease was due mainly to a 44.2% decrease in average sales price for the period. Average sales price for the 2001 transitional period was $2.61 per million British thermal unit compared to $4.68 per million British thermal unit for the six months ended December 31, 2000. The decrease in sales price was offset, in part, by higher volumes as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Sales volumes were 18.6 billion cubic feet in the 2001 transitional period, an increase of 6.5 billion cubic feet, or 53.4% from the 2000 six month period.

     Revenues from the sale of industrial supplies decreased $30 million, or 46.5%, to $34 million in the 2001 transitional period from $64 million in the 2000 six month period. The decrease was due primarily to the sale of the physical assets, inventory and operations associated with 18 industrial and store management sites during the 2000 six month period. The sale did not have a material impact on CONSOL Energy's financial position, results of operations or cash flow.

     These decreased revenues were partially offset by increased revenues from the sale of company produced coal. Revenues from the sale of company produced coal increased $14 million, or 1.7%, to $836 million in the 2001 transitional period from $822 million in the 2000 six month period. The increase in produced coal sales revenues was due mainly to an increase of $1.62, or 6.9%, in the average sales price per ton sold. The average sales price was $25.07 in the 2001 transitional period compared to $23.45 in the 2000 six month period. The increase in average sales price was due primarily to demand increases and low inventory levels at coal producers. The increase in average sales price was partially offset by a 2 million ton, or 4.8%, decrease in the volume of produced tons sold in the 2001 transitional period compared to the 2000 six month period. Produced coal sales volumes were 33 million tons in the 2001 transitional period compared to 35 million tons in the 2000 six month period. The decreased sales volumes were due primarily to the decline in production as a result of the suspension of longwall production at Mine 84 early in July 2001. Mine 84 restarted longwall production in early December 2001 at production levels equal to full production levels in the months before production problems were encountered. This was approximately one month earlier than originally projected. Production shortages were encountered at several other CONSOL Energy mines due to mechanical and geological difficulties. These production declines were offset by the production at several of the mines acquired from American Electric Power on July 2, 2001.

     Revenues from the sale of purchased coal increased $4 million, or 9.0%, to $55 million in the 2001 transitional period from $51 million in the 2000 six month period. Sales volumes increased 11.1% to 1.9 million tons in the 2001 transitional period from 1.7 million tons in the 2000 six month period. Purchased coal sales were increased to augment company production. The increased volumes were partially offset by an 1.9% decrease in the price per ton of purchased coal sold. The average sales price per ton of purchased coal was $29.87 in the 2001 transitional period compared to $30.44 in the 2000 six month period.

     Freight revenue, outside and related party, decreased $2 million, or 2.6%, to $70 million in the 2001 transitional period from $72 million in the 2000 six month period. Freight revenue is the amount billed to customers for transportation costs incurred.

     Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $31 million in the 2001 transitional period compared to $37 million in the 2000 six month period. The decrease of $6 million, or 16.0%, was primarily due to the reduction in equity in earnings of affiliates. The reduction in equity in earnings of affiliates was primarily due to the August 22, 2001 purchase of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. As a result of the acquisition, CONSOL Energy owns 100% of these entities and began to account for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies using the equity method.

Costs

     Cost of Goods Sold and Other Operating Charges increased $38 million, or 5.3%, to $776 million in the 2001 transitional period from $738 million in the 2000 six month period.

     Cost of goods sold for company produced coal increased $28 million, or 4.8% to $623 million in the 2001 transitional period from $595 million in the 2000 six month period. The increase was primarily due to a 10.1% increase in the cost per ton sold of company produced coal, offset slightly by a 4.8% decrease in the volume of tons of company produced coal sold. The increased cost per ton produced is primarily due to a decline in productivity as measured in tons produced per manday. Tons produced per manday were 37.6 in the 2001 transitional period compared to 41.6 in the 2000 six month period. The decline in productivity is mainly due to several mines experiencing mechanical and geological difficulties in the 2001 transitional period.

     Cost of goods sold for gas operations increased $9 million, or 51.7%, to $27 million in the 2001 transitional period from $18 million in the 2000 six month period. The increase in gas costs was due primarily to 53.4% higher volume of gas sold as a result of the acquisition of the remaining 50% interest in Pocahontas Gas Partnership on August 22, 2001. Sales volumes were 18.6 billion cubic feet in the 2001 transitional period compared to 12.1 billion cubic feet in the 2000 six month period. The cost per million British thermal units sold remained stable at $1.50 in the 2001 transitional period compared to $1.51 in the 2000 six month period.

     Cost of goods sold for purchased coal increased $8 million, or 17.1%, to $55 million in the 2001 transitional period from $47 million in the 2000 six month period. The increased costs were primarily due to an increase of 11.1% in the volume of purchased tons sold. The increase also reflects a 5.4% increase in the average cost of purchased coal. The average cost of purchased coal was $29.87 per ton in the 2001 transitional period compared to $28.35 per ton in the 2000 six month period.

     Cost of goods sold for closed and idled mine costs increased $13 million to $29 million in the 2001 transitional period from $16 million in the 2000 six month period. The increase is due primarily to a $10 million income adjustment for mine closing and perpetual care liabilities being recognized in the 2000 six month period. The adjustment was the result of updated engineering studies and cost projections for closed and idled locations. The increase was also due to additional costs related to the closing or idling of Loveridge, Meigs #31 and Mine 84 in the 2001 transitional period compared to the 2000 six month period.

     Cost of goods sold for industrial supplies decreased $28 million, or 44.2%, to $36 million in the 2001 transitional period from $64 million in the 2000 six month period. The decrease in costs is related to reduced sales volumes resulting from the sale of 18 industrial and store management sites.

     Freight expense decreased $2 million, or 2.7%, to $70 million in the 2001 transitional period from $72 million in the 2000 six month period. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

     Selling, general and administrative expenses decreased $2 million, or 5.7%, to $31 million in the 2001 transitional period from $33 million in the 2000 six month period. The decrease was due primarily to decreased professional consulting fees. Professional consulting fees have been reduced due to the completion of the review of business processes and information technology systems supporting those processes that took place in the 2000 period.

     Depreciation, depletion and amortization expense remained stable at $120 million for the 2001 transitional period and the 2000 six month period.

     Interest expense decreased by $14 million, or 46.2%, to $17 million in the 2001 transitional period compared to $31 million in the 2000 six month period. The decrease was due primarily to lower average debt levels outstanding during the 2001 transitional period compared to the 2000 six month period, along with a decrease of 3.6% per annum in average interest rates reflecting more favorable interest rates. Lower average debt levels resulted from the cash received in the acquisition of the Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company from American Electric Power being used to reduce the outstanding amount of commercial paper in July 2001. Thereafter, we increased the outstanding amount of commercial paper by the issuance of approximately $155 million of commercial paper beginning in August 2001 to finance the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. Also, in December 2001, approximately $18 million of commercial paper was issued to finance the acquisition of a 50% joint venture in Glennies Creek Mine. Interest expense is expected to increase during 2002 as a result of the refinancing of short term debt with long-term notes with the interest rate of 7.875% per annum.

     Taxes other than income increased $3 million, or 3.7%, to $81 million in the 2001 transitional period compared to $78 million in the 2000 six month period. The increase was due primarily to increased excise taxes, severance taxes and payroll taxes in the 2001 transitional period. These costs increased primarily due to the acquisition of the Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company from American Electric Power.

     CONSOL Energy is no longer required to pay certain excise taxes on export coal sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. During the 2001 transitional period, we recognized a $5 million reduction to the expected interest receivable amount recognized in the twelve months ended June 30, 2001 due to the change in the estimate of recoverable amounts.

Income Taxes

     Income taxes were a $21 million benefit in the 2001 transitional period compared to $4 million of expense in the 2000 six month period. The decrease of $25 million was due mainly to a pre-tax loss in the 2001 transitional period with little loss of percentage depletion tax benefits. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion.

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

     Revenues from the sale of coalbed methane gas and gathering fees increased $82 million to $130 million in the 2001 period from $48 million in the 2000 period. Average sales prices increased 69.3% to $5.18 per MMbtu for the 2001 period compared to $3.06 per MMbtu for the 2000 period. The increase was also due to higher volumes as a result of the acquisition of Buchanan Production Company and Oakwood Gathering, Inc. on February 25, 2000 and the inclusion of their results for the entire 2001 period.

     Revenues from the sale of produced coal decreased by $5 million, or 0.3%, to $1,781 million in the 2001 period from $1,786 million in the 2000 period. Produced Coal sales volumes were 73.8 million tons in the 2001 period, a decrease of 1.4 million tons, or 1.9%, from the 75.2 million tons sold in the 2000 period. This was primarily due to lower production at Mine 84 resulting from adverse geological conditions in the 2001 period. In the quarter ended December 31, 2000 and continuing throughout the remainder of the fiscal year ended June 30, 2001, Mine 84 encountered a sandstone intrusion in the coal seam that ran across several longwall coal panels. Because sandstone is harder than coal, mining advance rates were slowed for both longwall and continuous mining machines. Production for Mine 84 was 2.2 million tons in the 2001 period compared to 5.7 million tons for the 2000 period. Production in the quarter ended June 30, 2001 was 0.6 million tons compared to 0.3 million tons in the quarter ended March 31, 2001. Average sales prices increased 1.6% to $24.12 per ton for the 2001 period from $23.74 per ton for the 2000 period. The increase in average sales price was due primarily to demand increases and low inventory levels at both our mines and at our customers' power stations.

     Revenues from the sale of purchased coal decreased by $8 million, or 8.0%, to $95 million in the 2001 period from $103 million in the 2000 period. Sales volumes of Purchased Coal were 3.1 million tons in the 2001 period, a decrease of 0.4 million tons, or 10.6%, compared to the 3.5 million tons sold in the 2000 period. The decrease in tons sold primarily reflects a renegotiated contract that allows company-produced coal to be shipped in the 2001 period instead of coal purchased from third parties which was required to be shipped under the contract in the 2000 period. Average sales prices of coal that we purchased increased 3.0% to $30.56 per ton for the 2001 period from $29.69 for the 2000 period due primarily to demand increases and low inventory levels at both our mines and at our customers' power stations.

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

     Purchased coal costs decreased 10.6% to $89 million in the 2001 period from $100 million in the 2000 period. The $11 million decrease was due to a 10.6% decrease in tons sold. The decrease in tons sold primarily reflects a renegotiated contract that allows company-produced coal to be shipped in the 2001 period instead of coal purchased from third parties which was required to be shipped under the contract in the 2000 period.

     Gas costs increased 108.1% to $47 million in the 2001 period from $22 million in the 2000 period. The $25 million increase was primarily due to higher volumes as a result of the acquisition of Buchanan Production Company and MCNIC Oakwood Gathering Inc. in February 2000. Average cost per million Btu was $1.88 in the 2001 period, a $0.15 increase, or 8.4%, compared to the 2000 period. Average cost per million Btu has increased due primarily to an increase in royalty expense, which is related to the increase in the average sales price of a million Btu sold.

     Cost of goods sold for closed and idle mine costs increased 21.5% to $60 million in the 2001 period from $49 million in the 2000 period. The $11 million increase was primarily due to the increased costs related to the preparation for the reopening of Loveridge mine in the 2001 period in order to mine the remaining longwall panel. The longwall panel was mined out and Loveridge was again idled. Idle mine costs were then incurred to recover, refurbish and redeploy the longwall to another CONSOL Energy mine. Closed and idle mine costs also increased due to engineering survey adjustments related to mine closing and reclamation. In the 2000 period, we incurred costs related to the initial idling or closing of Powhatan, VP#8 and Ohio #11 mines that were not repeated during the 2001 period.

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

     These decreases were partially offset by the increase in revenues from the sale of coalbed methane gas and from gathering fees. Revenues from gas sales increased $28 million to $48 million in the 2000 period from $20 million in the 1999 period. The increase was primarily due to higher volumes as a result of the acquisition of Buchanan Production Company and MCNIC Oakwood Gathering Inc. in February 2000. The increase was also due to an increase in the average price per MMBTU sold. The average price per MMBTU was $3.06 for the 2000 period compared to $2.05 for the 1999 period.

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

     These decreases in cost of goods sold and other charges were offset, in part, by increased cost of goods sold for closed and idle mine costs. Closed and idle property expense increased 25.6% to $49 million in the 2000 period compared to $39 million in the 1999 period. The $10 million increase was primarily due to an $8 million increase due to the Loveridge, Powhatan and Ohio #11 mines being closed or idled for the full 2000 period compared to being idle only part of the 1999 period and a $5 million increase was due to the reversal of mine-closing liabilities related to a property disposition in the 1999 period. These increases in expense were partially offset due to Robinson Run #95, Humphrey #138 and V.P. #8 mines reopening in the 2000 period after being idled for part of the 1999 period.

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

     Costs

     Cost of goods sold and other operating charges increased $44 million or 6.0%, to $790 million for the 1999 period from $746 million for the 1998 period. Production cost increased $18 million and purchased coal cost increased $9 million primarily because of the inclusion of the Rochester & Pittsburgh Coal Company operations. Idle mine costs increased $14 million due to weak market conditions. During the 1999 period, one mine was permanently closed and six mines were idled. Other postretirement benefits other than pensions increased $10 million due to the inclusion of Rochester & Pittsburgh Coal Company operations, discount rate changes and adverse experience. In addition, costs have increased in the 1999 period due to the accrued expenses for the Loveridge mine fire. On June 22, 1999, an underground mine fire was discovered at the Loveridge mine. A provision of $5 million was made in 1999 for the expected cost to extinguish the fire and rehabilitate the mine. The increased costs were partially offset by a $13 million decrease in costs of goods sold for industrial supply sales due mainly to a reduction in volumes.

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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities in the consolidated financial statements and at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgements, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Other Post Employment Benefits

     CONSOL Energy provides retiree health benefits to employees that retire with at least 10 years of service and have attained age 55. Our retiree health plan provides health benefits to approximately 11,000 of our former employees and is partially funded.

     After our review and consultation, various actuarial assumptions, including discount rate, expected trend in health care costs and per capita costs, are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plan. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate at which the Other Post Employment Benefit liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the six months ended December 31, 2001 the discount rate was determined to be 7.25%, the same discount rate was used for the twelve months ended June 30, 2001. Significant changes to these interest rates introduce substantial volatility to our costs.

     In June 2001, our assumed health care cost trend rate for the six months immediately following the measurement date was 9.0%, an increase of 0.5% over the prior year. The increase was primarily due to the recent increases in the price of medical services provided by the plan. The ultimate long-term trend rate was assumed to decrease gradually to 4.75% by 2008 and remain level thereafter.

     Per capita costs on a per annum basis for Other Post Retirement Benefits were assumed to be $4,700 in the six-month period ended December 31, 2001. This was a 5.1% increase over the period ended June 30, 2001. If the actual increase in per capita cost of medical services or other post retirements benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted which could have a significant effect on the costs and liabilities recognized in the financial statements. The estimated liability recognized in the financial statements at December 31, 2001 was $1.4 billion.

Coal Workers' Pneumoconiosis

     CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers' pneumoconiosis disease. CONSOL Energy is also responsible under various state statues for pneumoconiosis benefits. After our review and consultation, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant's treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could result in changes in assumptions used in our actuarial determination of the liability, including interest, disability and mortality assumptions. These changes could significantly increase our exposure to black lung benefits liabilities. The estimated liability recognized in the financial statements at December 31, 2001 was approximately $460 million.

Workers' Compensation

     Workers' Compensation is a system by which individuals who sustain physical or mental injuries due to their jobs are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation, and by which the survivors of workers who are killed receive compensation for lost financial support. The workers' compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy accrues for this type of liability by recognizing cost when the event occurs that gives rise to the obligation, i.e., it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability CONSOL Energy utilizes the services of third party administrators in various states that we do business to determine the liability that exists for workers' compensation. These third parties provide information that facilitates the estimation of the liability based on their knowledge and experience concerning similar past events. The estimated liability recognized in the financial statements at December 31, 2001, including the current portion, was approximately $322 million.

Reclamation and Mine Closure Obligations

     The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $396 million at December 31, 2001. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly. We are currently reviewing the impacts of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" on the accounting treatment of reclamation and mine closing. Therefore, the amounts will change prospectively under these new rules.

Contingencies

     CONSOL Energy is currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel handling the defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Deferred Taxes

     CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2001, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $576 million. The deferred tax assets are evaluated annually to determine if a valuation allowance is necessary. To date, no valuation allowance has been recognized because CONSOL Energy has determined that it is more likely than not these deferred tax assets will be realized.

     Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to continue to successfully execute our business strategy and other factors. These changes, if any, may require possible valuation allowances to be recognized. These allowances could materially impact net income.

Coal and Gas Reserve Values

     There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Some of our gas reserves, but none of our coal reserves, have been reviewed by independent experts. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

     .    geological conditions;

     . historical production from the area compared with production from other producing areas;

     .    the assumed effects of regulations and taxes by governmental agencies;

     .    assumptions governing future prices; and

     .    future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal and gas attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material.

Certain Trends and Uncertainties

     In addition to the trends and uncertainties described in Item I of this Annual Report on Form 10-K under "Coal Operations-Competition," "Gas Operations-Competition" and "Regulations" and elsewhere in this "Management's Discussion and Analysis of Results of Operations and Financial Condition," CONSOL Energy is subject to the trends and uncertainties set forth below.

A significant decline in the prices we receive for our coal and gas could adversely affect our operating results and cash flows.

     Our results of operations are highly dependent upon the prices we receive for our coal and gas, which are closely linked to consumption patterns of the electric generation industry and certain industrial and residential patterns where gas is the principal fuel. For example, in calendar years 1998 and 1999, demand for coal decreased because of the warm winters in the northeastern United States. This resulted in increased inventories that caused pricing decreases in 1999. Substantially all of our natural gas production is sold on the spot market or under short-term contracts at market sensitive prices. Spot prices for natural gas are subject to volatile trading patterns. Extended or substantial price declines for coal or gas would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations.

If the coal or gas industry experiences overcapacity in the future, our profitability could be impaired.

     During the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices. Recent increases in coal prices similarly could encourage the development of expanded capacity by new or existing coal producers. Any overcapacity could reduce coal prices in the future. Increased prices for gas typically stimulate additional exploration and often result in additional supplies brought to market. Increased gas supply could reduce gas prices in the future.

If customers do not extend existing contracts or enter into new long-term contracts for coal, the stability and profitability of our operations could be affected.

     During the six months ended December 31, 2001, approximately 80% of the coal we produced was sold under contracts with terms of one year or more. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, and includes our production costs and other factors. Price changes, if any, provided in long term supply contracts are not intended to reflect our cost increases, and therefore increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. If a substantial portion of our long-term contracts are modified or terminated, we would be adversely affected to the extent that we are unable to find other customers at the same level of profitability. As a result, we cannot assure you that we will be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) or that they will contribute to our profitability.

We depend on two customers for a significant portion of our revenues and the loss of one of those customers could adversely affect us.

     During the six months ended December 31, 2001, American Electric Power and Allegheny Energy each accounted for approximately 14% of our total revenue. Our business and operating results could be adversely affected if one of these customers does not continue to purchase the same amount of coal as it has purchased from us in the past or on terms, including pricing, it has under existing agreements.

Coal mining is subject to unexpected disruptions, which could cause our quarterly or annual results to deteriorate.

     Our coal mining operations are predominantly underground mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. These conditions or events have included:

          .    variations in thickness of the layer, or seam, of coal;

          . amounts of rock and other natural materials and other geological conditions;

          .    equipment replacement or repair;

          .    fires and other accidents; and

          .    weather conditions.

     For example, we encountered a sandstone intrusion in the coal seam at our Mine 84 in Pennsylvania. Because sandstone is harder than coal, mining advance rates slowed significantly at this mine. For fiscal year 2001, production at Mine 84 was 2.2 million tons, compared to 5.7 million tons for fiscal year 2000. Also, in June 1999, we were forced to temporarily seal our Loveridge Mine as a result of a fire.

Disputes with our customers concerning contracts can result in litigation, which could result in our paying substantial damages.

     From time to time, we have disputes with our customers over the provisions of long-term contracts relating to, among other things, coal quality, pricing and quantity. We may not be able to resolve any future disputes in a satisfactory manner, which could result in our paying substantial damages.

The exploration for, and production of, gas is an uncertain process with many risks.

     The exploration for and production of gas involves numerous risks. The cost of drilling, completing and operating wells for coalbed methane or other gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

          .    unexpected drilling conditions;

          .    pressure or irregularities in formations;

          .    equipment failures or repairs;

          .    fires or other accidents;

          .    adverse weather conditions;

          .    pipeline ruptures or spills;

          .    compliance with governmental requirements; and

          . shortages or delays in the availability of drilling rigs and the delivery of equipment.

     Our future drilling activities may not be successful, and we cannot be sure that our drilling success rates will not decline. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify which, among other things, could prevent us from producing gas at potential drilling locations.

We have been informed by insurance companies that unless provided with collateral they no longer will issue surety bonds that we and other coal mining companies are required by law to obtain.

     Various federal or state laws and regulations require us to obtain surety bonds or to provide other assurance of payment for certain of our long-term liabilities including mine closure or reclamation costs, workers' compensation and other post employment benefits. We, along with other participants in the coal industry, have been informed by the insurance companies that they no longer will provide surety bonds for workers compensation and other post employment benefits without collateral. Although it may be possible to satisfy our obligations under these statutes and regulations, or it may be possible to satisfy the insurance companies request for collateral, by providing letters of credit or other assurances of payment, we cannot be certain that we can obtain these or that they would not be significantly more costly than surety bonds have been or otherwise impose restrictions on us.

Change in Fiscal Year

     CONSOL Energy changed its fiscal year from a fiscal year ending June 30 to a calendar year ending December 31. CONSOL Energy had a transitional fiscal period ending December 31, 2001. CONSOL Energy's first full fiscal year ending December 31 will be the year that started January 1, 2002 and ends December 31, 2002. CONSOL Energy is undertaking this change in order to align its fiscal year with that of RWE Rheinbraun A.G., its majority shareholder.

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

     In order to align long-term assets purchased in 2001 with long-term debt, CONSOL Energy issued $250 million principal of 7.875 percent notes due in 2012. The notes were issued at 99.174% of the principal amount and CONSOL Energy received approximately $246 million of net proceeds. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principle and premium, if any, and interest on the notes will be guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. CONSOL Energy paid approximately $4 million for debt issue costs related to these notes. The debt issuance costs will be amortized using the interest method.

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

Cash Flows

     Net cash provided by operating activities was $93 million in the six months ended December 31, 2001 compared to $182 million in the six months ended December 31, 2000. The change in net cash provided by operating activities was primarily due to increased income tax payments related to the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company.

     Net cash used in investing activities was $11 million in the 2001 period compared to $131 million in the 2000 period. The change in net cash used in investing activities primarily reflects the $336 million received in the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company reduced by the $38 million cash expenditure for the Line Creek Mine Joint Venture in the 2000 period. These reductions between periods in net cash used in investing activities were offset, in part, by the $155 million cash expenditure for the acquisition of the remaining 50% of Pocahontas Gas Partnership and the remaining 25% of Cardinal States Gathering Company, and the $18 million cash expenditure for the acquisition of a 50% interest in the Glennies Creek Mine. Cash used in investing activities was also increased due to $54 million of additional capital expenditures in the 2001 period compared to the 2000 period. Capital expenditures were $163 million in the 2001 period compared to $109 in the 2000 period.

     Net cash used in financing activities was $83 million in the 2001 period compared to $48 million in the 2000 period. The change in net cash used in financing activities primarily reflects additional payments made on commercial paper in the 2001 period compared to the 2000 period. The additional payments made on commercial paper primarily were due to the proceeds from the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company being used to reduce outstanding commercial paper. This was partially offset by cash received from commercial paper to purchase the remaining 50% interest in Pocahontas Gas Partnership, the remaining 25% interest in Cardinal States Gathering Company, the 50% interest in the Glennies Creek Mine, as well as other expenditures of CONSOL Energy.

     The following is a summary of our significant contractual obligations at December 31, 2001 (in thousands):

                                                       Payments due by Year
                                       -----------------------------------------------------
                                       Within 1 Year   2-3 Years   4-5 Years   After 5 Years
                                       -------------   ---------   ---------   -------------
Long-term Debt .....................      $68,795       $49,806      $3,736       $410,645
Capital Lease Obligations ..........        4,630         7,974       1,167             --
Operating Lease Obligations ........        3,733         5,441       3,534          9,350
                                          -------       -------      ------       --------
Total Contractual Obligations ......      $77,158       $63,221      $8,437       $419,995
                                          -------       -------      ------       --------

     Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate the payments related to these items at December 31, 2001 (in thousands) to be:

                    Payments due by Year
--------------------------------------------------------
Within 1 Year             2-3 Years            4-5 Years
-------------             ---------            ---------
  $119,353                $497,288             $537,625
  ========                ========             ========

     As discussed in "Critical Accounting Policies" and in the Notes to our Consolidated Financial Statements, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2002 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.

     Capital expenditures were $163 million in the 2001 period compared to $109 million in the 2000 period. We currently anticipate capital expenditures for the year ending December 31, 2002 could be as much as $380 million. However, we may choose to defer certain capital projects in light of operating results. Capital expenditures for pollution abatement and reclamation are projected to be $5 million for the year ended December 31, 2002. Our capital expenditures have been and will be primarily used for replacement of mining and gas equipment, the expansion of mining and gas capacity and projects to improve the efficiency of the mining and gas operations. The projected capital expenditures for 2002 are not committed and are expected to be funded with cash generated by operations. In addition, cash requirements to fund employee related, mine closure and other long term liabilities included above, along with obligations related to long-term debt, capital and operating leases, are expected to be funded with cash generated by operations. We believe the risk of generating lower than anticipated operating cash flow in 2002 is reduced by the level of sales commitments (74% of 2002 planned production) in our coal segment. If cash flow from operations is not sufficient to cover expenditures in the future, we expect to rely on the issuance of commercial paper. Our commercial paper program currently provides for borrowings of up to $400 million.

Debt

     At December 31, 2001, CONSOL Energy had total long-term debt of $300 million, including current portion of long-term debt of $73 million prior to reclassification of debt as long-term related to the issuance of notes due 2012. This long-term debt consisted of:

     . An aggregate principal amount of $156 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007;
     . An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;
     . $28 million in advance royalty commitments with an average interest rate of 8.2%; and
     . An aggregate principal amount of $13 million of capital leases with an average interest rate of 7.4% per annum.

     At December 31, 2001, CONSOL Energy had an aggregate principal amount of $324 million of commercial paper outstanding that had maturities remaining of 1 to 30 days with interest rates ranging from 2.55% to 3.30% per annum.

     CONSOL Energy currently has a credit facility with several banks. This facility is used solely to support the commercial paper program. The term of this facility is 364 days renewable on a 364-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $400 million. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 270 days depending on the interest rate method. There were no borrowings under this facility at December 31, 2001, June 30, 2001 and June 30, 2000.

Stockholders' Equity and Dividends

     CONSOL Energy had stockholders' equity of $272 million at December 31, 2001 and $352 million at June 30, 2001. CONSOL Energy paid ordinary cash dividends of $44 million during the six months ended December 31, 2001 and $88 million during the twelve months ended June 30, 2001. The Board of Directors declared a dividend on January 24, 2002 of $0.28 per share of common stock for shareholders of record on February 11, 2002, payable on February 28, 2002. The Board of Directors currently intends to pay quarterly dividends on the common stock. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of the Board of Directors, and no assurance can be given that CONSOL Energy will pay such dividend or any further dividends. The determination as to the payment of dividends will depend upon, among other things, general business conditions, CONSOL Energy's financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy's ability to pay cash dividends.

     In March, 2001, CONSOL Energy approved a program to grant stock options to eligible full-time employees. Under the program, eligible employees received options to purchase up to 100 CONSOL Energy shares at the fair market value on the date of the option grant ($30.18 per share). There is a one-year vesting requirement on these options.

     In March 2000, CONSOL Energy announced that it would begin a share repurchase program of up to 1,000,000 shares of CONSOL Energy's common stock. The stock repurchase will be used in connection with benefit plan administration. The timing of the purchases and the number of shares to be purchased are dependent upon market conditions. Through June 30, 2000, CONSOL Energy had repurchased 412,600 shares at an average price of $10.92 in this share repurchase program and has not repurchased any shares since.

Inflation

     Inflation in the United States has been relatively low in recent years and did not have a material impact on CONSOL Energy's results of operations for the six months ended December 31, 2001, the twelve months ended June 30, 2001 or the twelve months ended June 30, 2000.

Recent Accounting Pronouncements

     On August 17, 2001 Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued and will be effective for CONSOL Energy in the first quarter of the year ended December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid or a gain or loss upon settlement is incurred. Management will be analyzing this requirement to determine the effect on CONSOL Energy's financial statements.

     In July 2001, Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets," was issued and will be effective for CONSOL Energy in the first quarter of the year ending December 31, 2003. The provisions of this statement provide a single accounting model for impairment of long-lived assets. No material effect from this adoption is anticipated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2001, CONSOL Energy had outstanding $300 million aggregate principal amount of debt under fixed-rate instruments and $324 million aggregate principal amount of debt under variable-rate instruments prior to reclassification of debt as long-term related to the issuance of notes due 2012. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. At December 31, 2001, CONSOL Energy had an aggregate of $324 million in commercial paper outstanding prior to reclassification of Notes. CONSOL Energy's commercial paper bore interest at an average rate of 3.4% during the six months ended December 31, 2001. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's six months ended December 31, 2001 net income by approximately $0.6 million. Assuming outstanding commercial paper was reduced in July 2001 by the proceeds from the issuance of fixed-rate Notes due 2012, net income on a pro forma basis, would be approximately $2.8 million lower. The fair value of CONSOL Energy's financial instruments is set forth in Note 25 of the Notes to Consolidated Financial Statements.

     Almost all of CONSOL Energy's transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

     CONSOL Energy has not engaged in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

Item 8. Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Auditors...................................................................................      46

Consolidated Statements of Income for the Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001
   and June 30, 2000 and the  Six Months Ended June 30, 1999 ....................................................      47

Consolidated Balance Sheets at December 31, 2001, June 30, 2001 and June 30, 2000 ...............................      48

Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 2001, Twelve Months Ended
   June 30, 2001 and June 30, 2000 and the Six Months Ended June 30, 1999 .......................................      49

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001, Twelve Months Ended June 30,
   2001 and June 30, 2000 and the Six Months Ended June 30, 1999.................................................      50

Notes to Consolidated Financial Statements.......................................................................      51

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CONSOL Energy Inc.

     We have audited the consolidated balance sheets of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) as of December 31, 2001, June 30, 2001 and June 30, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the six months ended December 31, 2001, for the years ended June 30, 2001 and June 30, 2000 and for the six months ended June 30, 1999. These financial statements are the responsibility of CONSOL Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy at December 31, 2001, June 30, 2001 and June 30, 2000, and the consolidated results of their operations and their cash flows for the six months ended December 31, 2001, for the years ended June 30, 2001 and June 30, 2000, and for the six months ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP
---------------------------------

Pittsburgh, Pennsylvania
January 16, 2002, except for Note 31
as to which the date is March 7, 2002

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                  For the Six                                  For the Six
                                                  Months Ended   For the Year Ended June 30,   Months Ended
                                                  December 31,   ---------------------------     June 30,
                                                     2001           2001           2000            1999
                                                  ------------   -----------    ------------   ------------
Sales Outside ...................................  $   979,661   $ 2,127,730     $ 2,091,596   $ 1,076,528
Sales--Related Parties (Note 3) .................           --         9,288           3,254         5,394
Freight--Outside ................................       70,314       157,037         164,512        77,777
Freight--Related Parties (Note 3) ...............           --         3,903           1,422         2,710
Other Income (Note 4) ...........................       31,223        70,457          64,359        28,560
                                                   -----------   -----------     -----------   -----------
     Total Revenue ..............................    1,081,198     2,368,415       2,325,143     1,190,969
Costs of Goods Sold and Other Operating Charges..      776,347     1,568,683       1,498,982       790,119
Freight Expense .................................       70,314       160,940         165,934        80,487
Selling, General and Administrative Expenses.....       31,493        63,043          62,164        30,218
Depreciation, Depletion and Amortization ........      120,039       243,272         249,877       121,237
Interest Expense (Note 5) .......................       16,564        57,598          55,289        30,504
Taxes Other Than Income (Note 6) ................       80,659       158,066         174,272        98,244
Export Sales Excise Tax Resolution (Note 7)......        5,402      (123,522)             --            --
Restructuring Costs (Note 8)                                --            --          12,078            --
                                                   -----------   -----------     -----------   -----------
     Total Costs ................................    1,100,818     2,128,080       2,218,596     1,150,809

Earnings (Loss) Before Income Taxes .............      (19,620)      240,335         106,547        40,160
Income Taxes (Benefits) (Note 9) ................      (20,679)       56,685            (493)          121
                                                   -----------   -----------     -----------   -----------
Net Income ......................................  $     1,059   $   183,650     $   107,040   $    40,039
                                                   ===========   ===========     ===========   ===========
Earnings per Share (Note 1):
   Basic ........................................  $      0.01   $      2.34     $      1.35   $      0.62
                                                   ===========   ===========     ===========   ===========
   Dilutive .....................................  $      0.01   $      2.33     $      1.35   $      0.62
                                                   ===========   ===========     ===========   ===========

Weighted Average Number of Common Shares
   Outstanding:
   Basic ........................................   78,699,732    78,613,580      79,499,576    64,784,685
                                                   ===========   ===========     ===========   ===========
   Dilutive .....................................   78,920,046    78,817,935      79,501,326    64,784,685
                                                   ===========   ===========     ===========   ===========

   Dividends per Share ..........................  $      0.56   $      1.12     $      1.12   $      0.39
                                                   ===========   ===========     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                                                                June 30,
                                                                                         December 31,   ------------------------
                                                                                            2001           2001          2000
                                                                                         ------------   ----------    ----------
                                       ASSETS
                                       ------
Current Assets:
   Cash and Cash Equivalents..........................................................    $   15,582    $   16,625    $    8,181

   Accounts and Notes Receivable:
     Trade............................................................................       220,442       221,557       262,943
     Other Receivables................................................................       123,354       158,421        24,849
   Inventories (Note 10)..............................................................       113,894        95,046       156,853
   Recoverable Income Taxes...........................................................            --            --         7,813
   Deferred Income Taxes (Note 9).....................................................        54,708        46,340        93,464
   Prepaid Expenses...................................................................        42,274        27,872        23,625
                                                                                          ----------    ----------    ----------
     Total Current Assets.............................................................       570,254       565,861       577,728
Property, Plant and Equipment (Note 11):
   Property, Plant and Equipment......................................................     5,413,960     4,943,961     4,852,017
   Less--Accumulated Depreciation, Depletion and Amortization..........................    2,498,650     2,412,669     2,277,573
                                                                                          ----------    ----------    ----------
     Total Property, Plant and Equipment--Net..........................................    2,915,310     2,531,292     2,574,444
Other Assets:
   Deferred Income Taxes (Note 9).....................................................       520,906       309,193       291,178
   Advance Mining Royalties...........................................................        92,644        97,417       107,980
   Investment in Affiliates...........................................................        77,667       223,511       177,272
   Other..............................................................................       120,813       167,697       137,709
                                                                                          ----------    ----------    ----------
     Total Other Assets...............................................................       812,030       797,818       714,139
                                                                                          ----------    ----------    ----------
     Total Assets.....................................................................    $4,297,594    $3,894,971    $3,866,311
                                                                                          ==========    ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current Liabilities:
   Accounts Payable...................................................................    $  171,741    $  144,100    $  143,313
   Accounts Payable--Related Parties (Note 3).........................................            --            95           502
   Short-Term Notes Payable (Note 12).................................................        77,869       360,063       464,310
   Current Portion of Long-Term Debt and Capital Lease Obligations....................        72,771        72,533         6,757
   Accrued Income Taxes...............................................................         4,799         2,322            --
   Other Accrued Liabilities (Note 13)................................................       313,568       354,860       337,920
                                                                                          ----------    ----------    ----------
     Total Current Liabilities........................................................       640,748       933,973       952,802
Long-Term Debt:
   Long-Term Debt (Note 14)...........................................................       464,187       220,394       286,098
   Capital Lease Obligations (Note 15)................................................         8,482        10,634        14,507
                                                                                          ----------    ----------    ----------
     Total Long-Term Debt.............................................................       472,669       231,028       300,605
Deferred Credits and Other Liabilities:
   Postretirement Benefits Other Than Pensions (Note 16)..............................     1,417,567     1,140,501     1,118,021
   Pneumoconiosis Benefits (Note 17)..................................................       459,776       448,317       426,402
   Mine Closing.......................................................................       333,738       272,220       280,370
   Workers' Compensation..............................................................       269,075       260,609       253,534
   Deferred Revenue...................................................................       227,595        40,024        56,148
   Reclamation........................................................................        13,744        19,806        11,808
   Other..............................................................................       191,123       196,846       212,442
                                                                                          ----------    ----------    ----------
     Total Deferred Credits and Other Liabilities.....................................     2,912,618     2,378,323     2,358,725
Stockholders' Equity:
   Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 80,267,558 Issued;
     78,705,638 Outstanding at December 31, 2001, 78,696,255 Outstanding at June 30,
     2001, and 78,577,274 Outstanding at June 30, 2000................................           803           803           803
   Capital in Excess of Par Value.....................................................       643,627       643,486       642,947
   Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding.........            --            --            --
   Retained Earnings (Deficit)........................................................      (317,566)     (274,553)     (370,152)
   Other Comprehensive Loss (Note 20).................................................       (37,659)         (337)         (322)
   Common Stock in Treasury, at Cost--1,561,920 Shares at December 31, 2001,
     1,571,303 Shares at June 30, 2001, 1,690,284 Shares at June 30, 2000.............       (17,646)      (17,752)      (19,097)
                                                                                          ----------    ----------    ----------
     Total Stockholders' Equity.......................................................       271,559       351,647       254,179
                                                                                          ----------    ----------    ----------
Total Liabilities and Stockholders' Equity............................................    $4,297,594    $3,894,971    $3,866,311
                                                                                          ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                       Capital in    Retained      Other                        Total
                                              Common   Excess of     Earnings   Comprehensive    Treasury    Stockholders'
                                               Stock   Par Value    (Deficit)       Loss           Stock        Equity
                                              ------   ----------   ---------   --------------   ---------   -------------
Balance at December 31, 1998..............     $577    $302,427     $(405,602)     $   (623)     $     --      $(103,221)

Net Income ................................      --          --        40,039            --            --         40,039
Unrealized Loss on Securities
   (Net of $228 tax) ......................      --          --            --          (354)           --           (354)
Minimum Pension Liability
   (Net of $10 tax) .......................      --          --            --            15                           15
                                               ----    --------     ---------      --------      --------      ---------
Comprehensive Income (Loss) ...............      --          --        40,039          (339)           --         39,700
Sale of Common Stock Under Public
   Offering, Net of Expenses ..............     226     340,520            --            --            --        340,746
Dividends ($.39 per Share) ................      --          --       (22,500)           --                      (22,500)
                                               ----    --------     ---------      --------      --------      ---------
Balance at June 30, 1999 ..................     803     642,947      (388,063)         (962)           --        254,725
Net Income ................................      --          --       107,040            --            --        107,040
Unrealized Loss on Securities (Net of
   $250 tax) ..............................      --          --            --          (393)           --           (393)
Minimum Pension Liability
   (Net of $10 tax) .......................      --          --            --            16            --             16
Realized Loss on Securities
   (Net of $649 tax) ......................      --          --            --         1,017            --          1,017
                                               ----    --------     ---------      --------      --------      ---------
Comprehensive Income ......................      --          --       107,040           640            --        107,680
Dividends ($1.12 per Share) ...............      --          --       (89,067)           --            --        (89,067)
Treasury Stock Purchase
   (1,712,600 Shares) .....................      --          --            --            --       (19,396)       (19,396)
Treasury Stock Issued
   (22,316 Shares) ........................      --          --           (62)           --           299            237
                                               ----    --------     ---------      --------      --------      ---------
Balance at June 30, 2000 ..................     803     642,947      (370,152)         (322)      (19,097)       254,179
Net Income ................................      --          --       183,650            --            --        183,650
Minimum Pension Liability
   (Net of $10 tax) .......................      --          --            --           (15)           --            (15)
                                               ----    --------     ---------      --------      --------      ---------
Comprehensive Income (Loss) ...............      --          --       183,650           (15)           --        183,635
Treasury Stock Issued
   (118,981 Shares) .......................      --         539            --            --         1,345          1,884
Dividends ($1.12 per Share) ...............      --          --       (88,051)           --            --        (88,051)
                                               ----    --------     ---------      --------      --------      ---------
Balance at June 30, 2001 ..................     803     643,486      (274,553)         (337)      (17,752)       351,647
Net Income ................................      --          --         1,059            --            --          1,059
Minimum Pension Liability
   (Net of $23,761 tax) ...................      --          --            --       (37,322)           --        (37,322)
                                               ----    --------     ---------      --------      --------      ---------
Comprehensive Income (Loss) ...............      --          --         1,059       (37,322)           --        (36,263)
Treasury Stock Issued (9,383 shares) ......      --         141            --            --           106            247
Dividends ($.56 per share) ................      --          --       (44,072)           --            --        (44,072)
                                               ----    --------     ---------      --------      --------      ---------
Balance at December 31, 2001 ..............    $803    $643,627     $(317,566)     $(37,659)     $(17,646)     $ 271,559
                                               ====    ========     =========      ========      ========      -========

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                For the                               For the
                                                               Six Months     For the Year Ended     Six Months
                                                                 Ended            June 30,             Ended
                                                              December 31,   ---------------------    June 30,
                                                                  2001          2001        2000        1999
                                                              ------------   ---------   ---------   ----------
Cash Flows from Operating Activities:
   Net Income .............................................    $   1,059     $ 183,650   $ 107,040    $  40,039
   Adjustments to Reconcile Net Income to Net Cash Provided
     By Operating Activities:
        Depreciation, Depletion and Amortization ..........      120,039       243,272     249,877      121,237
        Gain on Sale of Assets ............................       (6,857)      (15,280)    (26,538)      (6,171)
        Amortization of Advance Mining Royalties ..........        5,589        17,192      16,444        6,063
        Deferred Income Taxes .............................      (20,943)       28,631     (23,172)     (19,285)
        Equity in Earnings of Affiliates ..................         (796)      (19,437)     (1,969)          --
        Changes in Operating Assets:
          Accounts and Notes Receivable ...................       58,666       (91,495)    (25,825)      26,613
          Inventories .....................................      (10,692)       61,807      50,142      (36,421)
          Prepaid Expenses ................................      (14,138)       (4,247)      5,747       (7,107)
     Changes in Other Assets ..............................       64,520       (21,977)     50,725       (2,237)
     Changes in Operating Liabilities:
          Accounts Payable ................................        5,006           787     (46,081)     (17,057)
          Other Operating Liabilities .....................     (139,702)       27,300        (533)      (7,991)
     Changes in Other Liabilities .........................       33,921        24,233     (66,266)      (9,810)
     Other ................................................       (2,693)        1,247       5,437       (2,878)
                                                               ---------     ---------   ---------    ---------
                                                                  91,920       252,033     187,988       44,956
                                                               ---------     ---------   ---------    ---------
               Net Cash Provided by Operating Activities ..       92,979       435,683     295,028       84,995
Cash Flows from Investing Activities:
   Capital Expenditures ...................................     (162,862)     (213,999)   (142,598)    (105,099)
   Additions to Advance Mining Royalties ..................       (3,156)       (5,239)     (6,048)      (3,645)
   Proceeds from Sale of Assets ...........................        5,601        12,875      14,897        7,954
   Acquisitions--Net of Cash Acquired (Note 2) ............      162,738       (39,072)   (163,506)          --
   Investment in Affiliates ...............................      (13,814)       12,270      (2,299)          --
                                                               ---------     ---------   ---------    ---------
               Net Cash Used in Investing Activities ......      (11,493)     (233,165)   (299,554)    (100,790)
Cash Flows from Financing Activities:
   (Payments on) Proceeds from Short-Term Borrowings ......      (36,564)     (102,455)    117,331     (204,780)
   Payments on Long-Term Notes ............................           --            --          --     (100,000)
   Payments on Miscellaneous Borrowings ...................       (1,915)       (5,227)    (19,732)      (5,397)
   Sale of Common Stock under Public Offering, Net of
     Expenses .............................................           --            --          --      340,746
   Dividends Paid .........................................      (44,050)      (88,014)    (89,055)     (22,500)
   Acquisition of Company Shares ..........................           --            --     (19,396)          --
   Issuance of Company Shares .............................           --         1,622          --           --
                                                               ---------     ---------   ---------    ---------
               Net Cash (Used in) Provided by Financing
                  Activities ..............................      (82,529)     (194,074)    (10,852)       8,069
                                                               ---------     ---------   ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents ......       (1,043)        8,444     (15,378)      (7,726)
Cash and Cash Equivalents at Beginning of Period ..........       16,625         8,181      23,559       31,285
                                                               ---------     ---------   ---------    ---------
Cash and Cash Equivalents at End of Period ................    $  15,582     $  16,625   $   8,181    $  23,559
                                                               =========     =========   =========    =========

   The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001
                  (Dollars in thousands, except per share data)

Note 1--Significant Accounting Policies:

     A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) is presented below. These, together with the other notes that follow, are an integral part of the consolidated financial statements.

     Fiscal Year:

     CONSOL Energy changed its fiscal year from a year ending June 30 to a year ending December 31. The transitional fiscal period is the six months ended December 31, 2001. CONSOL Energy's first full fiscal year ended December 31 will be the year that starts January 1, 2002 and ends December 31, 2002. This change was made in order to align its fiscal year with that of RWE A. G. which beneficially owns directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy. RWE A. G. changed its fiscal year to one ending December 31.

     CONSOL also had a six-month transitional fiscal period ended June 30, 1999. The transition was made from a calendar year ended December 31 to a fiscal year ended June 30 in order to align its fiscal year with that of RWE A. G. which purchased a majority share in 1999.

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

     Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to other postretirement benefits, coal workers' pneumoconiosis, workers' compensation, reclamation and mine closure liabilities, contingencies and coal and gas reserve values.

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

     This standard requires securities to be classified into one of three categories: (1) trading, (2) available-for-sale or (3) held-to-maturity. Management determines the proper classification at the time of purchase and reevaluates such designations at the end of each accounting period. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading with unrealized holding gains and losses included in earnings. Securities not classified as trading are classified as available-for-sale with unrealized gains or losses, net of income taxes, included in other comprehensive income. All securities at December 31, 2001, June 30, 2001 and June 30, 2000 are classified as available-for-sale.

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

     Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. The costs of producing properties are amortized using the units-of-production method over estimated recoverable gas reserves.

     Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is credited or charged to income.

     Depreciation of plant and equipment, including assets leased under capital leases, is provided on the straight-line method over their estimated useful lives or lease terms as follows:

                                                  Years
                                                  -----
Building and improvements                       10 to 20
Machinery and equipment                          3 to 20
Leasehold improvements                        Life of Lease

     Depletion of coal lands and amortization of mine development costs are computed using the units-of-production method over the estimated recoverable tons.

     Costs for purchased and internally developed software are expensed until it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of materials and services incurred in developing or obtaining software are capitalized and amortized using the straight-line method over the estimated useful life.

     Advance Mining Royalties:

     Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged against income as the coal and gas reserves are extracted.

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

     Income Taxes:

     The asset and liability method is used to account for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CONSOL Energy's financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes excluding the effects of acquisitions during the year. Deferred taxes result from differences between the financial and tax bases of the company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets where it is more likely than not that a deferred tax benefit will not be realized.

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

     Deferred Revenue:

     Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues will be recognized as sales revenues in future periods by amortization on a rate per ton shipped over the life of the respective contract.

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

     Freight Revenue and Expenses:

     Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight Revenue and Freight Expense, respectively.

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

     The computations for basic and diluted earnings per share from continuing operations are as follows:

                                   For the                                    For the
                                  Six Months        For the Year Ended      Six Months
                                    Ended               June 30,              Ended
                                 December 31,   -------------------------     June 30,
                                     2001          2001          2000          1999
                                 ------------   -----------   -----------   -----------
Net Income ...................   $     1,059    $   183,650   $   107,040   $    40,039
Average shares of common stock
   Outstanding:
     Basic ...................    78,699,732     78,613,580    79,499,576    64,784,685
     Effect of stock options..       220,314        204,355         1,750            --
                                 ------------   -----------   -----------   -----------
     Diluted .................    78,920,046     78,817,935    79,501,326    64,784,685
Earnings per share:
     Basic ...................   $      0.01    $      2.34   $      1.35   $      0.62
     Diluted .................   $      0.01    $      2.33   $      1.35   $      0.62

     Derivatives:

     Derivatives are recognized as assets or liabilities in the statement of financial position and measured at fair value. Gains or losses resulting from changes in fair value are required to be recognized in current earnings unless specific hedge criteria are met. CONSOL Energy has not engaged in the use of derivatives for any period presented, as the arrangements for gas sales meet the criteria for normal purchase and normal sale exception pursuant to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and subsequent interpretations. Management has elected the application of this exception.

     Recent Accounting Pronouncement:

     In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued and will be effective for CONSOL Energy in the first quarter of the year ending December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for its recorded amount is paid and a gain or loss upon settlement is incurred. Management will be analyzing this requirement to determine the effect on CONSOL Energy's financial statements during 2002.

     In July 2001, Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets," was issued and will be effective for CONSOL Energy in the first quarter of the year ending December 31, 2003. The provisions of this statement provide a single accounting model for impairment of long-lived assets. No material effect from this adoption is anticipated.

     Reclassifications:

     Certain reclassifications of prior years' data have been made to conform to 2001 classifications.

Note 2--Acquisitions:

     On December 7, 2001, in order to expand international market share, CONSOL Energy purchased a 50% interest in the Glennies Creek Mine, which is currently under development in New South Wales, Australia, for $17,950. Glennies Creek produces a high fluidity coking coal that will be sold primarily to steel makers in the Asia-Pacific region. The acquisition has been accounted for as a purchase and accordingly, the operating results of Glennies Creek Mine have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting since the date of acquisition. Pro forma net income and earnings per share of CONSOL Energy , after giving effect to certain purchase accounting adjustments, would not materially change for the six months ended December 31, 2001 or the twelve months ended June 30, 2001.

     On August 22, 2001, in order to expand existing gas operations, CONSOL Energy purchased the remaining 50% interest in the coalbed methane reserves and the remaining 25% interest in the production and pipeline gathering assets in southwestern Virginia of Pocahontas Gas Partnership and Cardinal States Gathering Company for $155,312. Prior to the acquisition, CONSOL Energy owned 50% and 75%, respectively, of these two entities. The acquisition has been accounted for as a purchase and, accordingly, the operating results for the portion of Pocahontas Gas Partnership and Cardinal States Gathering Company previously reported on the equity method and the newly acquired portions have been included in CONSOL Energy's operating results using full consolidation since the date of acquisition.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

                                                           August 22,
                                                              2001
                                                           ----------
Property, plant and equipment
     (including estimated reserves).....................    $163,426
                                                            --------
     Total assets acquired..............................     163,426
Current liabilities.....................................     (6,079)
Long-term liabilities...................................     (2,035)
                                                            --------
     Total liabilities assumed..........................     (8,114)
                                                            --------
Net assets acquired.....................................    $155,312
                                                            ========

     The unaudited pro forma results, assuming the acquisition of the interests in these entities had occurred July 1, 2000, are estimated to be:

                                                 Pro Forma
                                                 Six Months     Pro Forma
                                                   Ended        Year Ended
                                                 December 31,    June 30,
(Thousands, except per share data)                  2001           2001
                                                 ------------   ----------
Revenues......................................    $1,089,066    $2,442,530
Net Income....................................    $    1,492    $  191,307
Net income per common share:
     Basic....................................    $     0.02    $     2.43
     Diluted..................................    $     0.02    $     2.43

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interest in these entities had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

     On July 2, 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired power plants and purchased, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which owns mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all have limited economically mineable reserves. The Meigs #31 mine of Southern Ohio Coal Company was closed on October 24, 2001 and the Muskingum surface mine of Central Ohio Coal Company closed on December 14, 2001. Subsequent to December 31, 2001, the Meigs #2 mine of Southern Ohio Coal Company closed on March 6, 2002. CONSOL Energy will expand its McElroy and Robinson Run mines to meet the new supply agreement requirements as the former American Electric Power mines deplete.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

                                                         July 2,
                                                          2001
                                                        --------
Cash ................................................   $336,000
Current assets.......................................     12,000
Deferred tax assets..................................    173,848
Other assets.........................................     17,483
                                                        --------
     Total assets acquired...........................    539,331
                                                        --------
Current liabilities..................................     15,795
Accrued income taxes.................................     80,668
Employee and mine-related liabilities................    237,239
Other long-term liabilities..........................    205,629
                                                        --------
     Total liabilities assumed.......................    539,331
                                                        --------
Net assets acquired..................................   $     --
                                                        ========

     As part of this acquisition, the liabilities were assumed by CONSOL Energy. American Electric Power also paid CONSOL Energy $336,000 in cash. Subsequent to the acquisition, the cash was used by CONSOL Energy to pay down a portion of its short-term debt. For income tax purposes, an election was made to treat the stock acquisition as a purchase of assets. Therefore, an income tax liability was recognized as part of the acquisition based upon the excess of the assets received over the tax liabilities assumed. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company have been included in CONSOL Energy's operating results since the date of acquisition. Pro forma revenues, assuming the acquisition of these companies had occurred on July 1, 2000, would be $2,837,478 for the twelve months ended June 30, 2001. Pro forma net income would be $196,307 or $2.50 earnings per share - basic and $2.49 earnings per share - dilutive for the twelve months ended June 30, 2001. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of July 1, 2000 nor are they necessarily indicative of future consolidated results.

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

     On February 25, 2000, CONSOL Energy acquired the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI) and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group Inc. for $163,506. These companies own gas production and pipeline properties in southwestern Virginia and produce approximately 70 million cubic feet per day of pipeline quality methane gas. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based upon the fair values at the date of the acquisition. The acquisition included a 50% interest in CSGC, in which CONSOL Energy previously owned a 25% interest. CONSOL Energy accounts for its 75% interest in CSGC under the equity method, as control is shared equally with the minority owner. CONSOL Energy's financial statements include the results of the other companies acquired on a consolidated basis from the date of the acquisition. Pro forma revenues, assuming the acquisition of these companies had occurred on January 1, 1999, would be $1,131,708 for the six months ended June 30, 1999 and $2,197,632 for the year ended June 30, 2000. Pro forma net income and earnings per share for these periods, after giving effect to certain purchase accounting adjustments, would not materially change.

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

     CONSOL Energy sells coal to Rheinbraun and DuPont on a basis reflecting the market value of the coal. There were no related party transactions in the six-month period ended December 31, 2001. Such Related Parties sales were as follows:


                                                                                  For the Six
                                                             For the Year Ended     Months
                                                                   June 30,         Ended
                                                             ------------------    June 30,
                                                               2001       2000       1999
                                                             -------     ------   -----------
Coal sales................................................   $ 9,288     $3,254     $5,394
Freight ..................................................     3,903      1,422      2,710
                                                             -------     ------     ------
Total Sales and Freight Revenue--Related Parties..........   $13,191     $4,676     $8,104
                                                             =======     ======     ======

     CONSOL Energy and Rheinbraun entered into an agreement to investigate possible investments in which they may jointly participate. Under this agreement, expenses are to be shared equally. CONSOL Energy expended $626 and $821 for the twelve months ended June 30, 2001 and June 30, 2000, respectively, related to this agreement. No investments were made pursuant to this agreement. The agreement was terminated on March 9, 2001.

     Also, a subsidiary of Rheinbraun periodically provides insurance brokerage services to CONSOL Energy without fee. CONSOL Energy expended $222 for the six months ended December 31, 2001, and $419 and $510 for the twelve months ended June 30, 2001 and 2000, respectively. Prepaid expense of $104 and $240 was recognized at June 30, 2001 and 2000 for insurance brokered through this subsidiary of Rheinbraun. At December 31, 2001, there was no prepaid expense related to the brokered insurance through Rheinbraun.

Note 4--Other Income:

                                                                   For the                             For the
                                                                  Six Months    For the Year Ended   Six Months
                                                                   Ended                June 30,       Ended
                                                                 December 31,   ------------------     June 30,
                                                                     2001         2001       2000       1999
                                                                 ------------   -------    -------   ----------
Gain on disposition of assets............................          $ 6,857      $15,280    $26,538     $ 6,171
Royalty income...........................................            6,568       10,409     14,793       8,378
Interest income..........................................            3,734        4,817      5,671       2,226
Service income...........................................            2,342        6,587      6,732       4,059
Rental income............................................            1,814        2,482      2,640       1,281
Equity in earnings of affiliates.........................              796       19,437      1,969          --
Loss on disposition of security..........................               --           --     (1,666)         --
Other....................................................            9,112       11,445      7,682       6,445
                                                                   -------      -------    -------     -------
  Total Other Income.....................................          $31,223      $70,457    $64,359     $28,560
                                                                   =======      =======    =======     =======


Note 5--Interest Expense:

                                                                   For the                             For the
                                                                  Six Months    For the Year Ended   Six Months
                                                                    Ended             June 30,         Ended
                                                                 December 31,   ------------------     June 30,
                                                                     2001        2001        2000       1999
                                                                 ------------   -------    -------   ----------
Interest on debt.............................................      $13,237      $48,719    $45,373     $26,094
Interest accretion on present valued perpetual care obligations      3,239        6,478      5,805       2,896
Interest on other payables...................................        1,960        4,828      5,656       2,772
Interest capitalized.........................................       (1,872)      (2,427)    (1,545)     (1,258)
                                                                   -------      -------    -------     -------
  Total Interest Expense.....................................      $16,564      $57,598    $55,289     $30,504
                                                                   =======      =======    =======     =======


Note 6--Taxes Other Than Income:
                                                                   For the                              For the
                                                                  Six Months    For the Year Ended    Six Months
                                                                    Ended             June 30,          Ended
                                                                 December 31,   -------------------     June 30,
                                                                    2001         2001         2000       1999
                                                                 ------------   --------   --------   ----------
Production taxes.............................................      $49,493      $ 93,185   $112,200     $61,271
Payroll taxes................................................       17,849        35,302     35,584      22,048
Property taxes...............................................       11,212        26,426     23,480      13,430
Other........................................................        2,105         3,153      3,008       1,495
                                                                   -------      --------   --------     -------
  Total Taxes Other Than Income..............................      $80,659      $158,066   $174,272     $98,244
                                                                   =======      ========   ========     =======

Note 7--Export Sales Excise Tax Resolution:

     Certain excise taxes paid on export sales of coal have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. The IRS has completed an audit of CONSOL Energy's refund claims and confirmed the validity of the claims filed by CONSOL Energy for the period 1994 through 1999. The U. S. Supreme Court denied review of the claim under the Tucker Act, which allows the refund of taxes for the periods 1991 through 1993. The portion of the refund for the period 1991 through 1993 is currently scheduled to be audited by the IRS. Expected interest receivable amounts, recorded in the twelve months ended June 30, 2001, were reduced by $5,402 in the six month period ended December 31, 2001 due to a change in the estimate of recoverable amounts. CONSOL Energy recognized $123,522 as Earnings Before Income Taxes net of other charges in the year ended June 30, 2001. Other Receivables includes $88,982 and $127,483 at December 31, 2001 and June 30, 2001, and Accounts Payable includes $1,788 and $3,961 at December 31, 2001 and June 30, 2001 related to this claim and its associated income.

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

     CONSOL Energy recorded a pre-tax restructuring charge of $12,078 during the twelve months ended June 30, 2000, based on estimates of the cost of the workforce reduction programs, including special termination benefits related to pension and other postretirement benefit plans.

     All of the benefits under the programs have been paid or have been transferred as obligations of CONSOL Energy's pension and postretirement other than pension plans as of June 30, 2001.

Note 9--Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

                                           For the                             For the
                                          Six Months    For the Year Ended   Six Months
                                            Ended           June 30,           Ended
                                         December 31,   ------------------    June 30,
                                             2001         2001      2000        1999
                                         ------------   -------   --------   ----------
Current:
     U.S. Federal ....................     $ (4,304)    $19,527   $ 18,815    $ 15,013
     U.S. State ......................          692       7,368      2,466       2,664
     Non-U.S .........................        3,876       1,159      1,398       1,729
                                           --------     -------   --------    --------
                                                264      28,054     22,679      19,406
Deferred:
     U.S. Federal ....................      (21,433)     20,902    (21,311)    (16,987)
     U.S. State ......................       (1,465)      7,372       (437)     (2,884)
     Non-U.S .........................        1,955         357     (1,424)        586
                                           --------     -------   --------    --------
                                            (20,943)     28,631    (23,172)    (19,285)
                                           --------     -------   --------    --------
         Total Income Taxes (Benefits)     $(20,679)    $56,685   $   (493)   $    121
                                           ========     =======   ========    ========

     The components of the net deferred tax asset are as follows:

                                                                               June 30,
                                                          December 31,   -----------------------
                                                              2001          2001         2000
                                                          ------------   ----------   ----------
Deferred Tax Assets:
     Postretirement benefits other than pensions.......    $  551,434    $  479,332   $  473,210
     Pneumoconiosis benefits...........................       178,853       174,395      170,014
     Workers' compensation.............................       121,936       115,567      113,802
     Mine closing......................................       120,979        91,737       95,193
     Alternative minimum tax...........................        64,735       102,546       78,382
     Deferred revenue..................................        98,323        22,169       28,450
     Reclamation.......................................        16,577        11,094       10,299
        Minimum pension liability......................        23,975           214          204
     Net operating loss................................         7,544         7,544        7,544
     Other.............................................       128,855       120,652      110,235
                                                           ----------    ----------   ----------
          Total Deferred Tax Assets....................     1,313,211     1,125,250    1,087,333
Deferred Tax Liabilities:
     Other receivables.................................            --       (49,591)          --
     Property, plant and equipment.....................      (618,076)     (601,695)    (604,827)
     Advance mining royalties..........................       (35,440)      (35,155)     (35,289)
     Other.............................................       (84,081)      (83,276)     (62,575)
                                                           ----------    ----------   ----------
          Total Deferred Tax Liabilities...............      (737,597)     (769,717)    (702,691)
                                                           ----------    ----------   ----------
          Net Deferred Tax Assets......................    $  575,614    $  355,533   $  384,642
                                                           ==========    ==========   ==========

     Due to acquisitions during the transition period, the December 31, 2001 components of deferred tax assets and liabilities have been increased by $178,666 and $3,289, respectively. Substantially, all of the increases were due to the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company.

     At December 31, 2001, due to the acquisition of Rochester and Pittsburgh Coal Company, CONSOL Energy has net operating loss carry forwards for federal income tax purposes of $19,290, which are available to offset future federal taxable income through 2010. A portion of these carry forwards is also available for state income tax purposes.

     The following is a reconciliation, stated as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy's effective tax rate:

                                                For the      For the Year      For the
                                               Six Months       Ended        Six Months
                                                 Ended          June 30,       Ended
                                              December 31,   -------------    June 30,
                                                 2001         2001   2000       1999
                                              ------------   -----   -----   ----------
Statutory U.S. federal income tax rate ....       35.0%       35.0%   35.0%     35.0%
Excess tax depletion ......................       71.7       (12.1)  (25.2)    (33.5)
Tax settlements ...........................         --          --    (7.4)       --
Nonconventional fuel tax credit ...........       19.8        (2.6)   (1.4)     (1.9)
Net effect of state tax ...................        2.6         4.0     1.2      (0.6)
Net effect of foreign tax .................      (24.9)        0.3    (0.8)      1.9
Other .....................................        1.2        (1.0)   (1.9)     (0.6)
                                                 -----       -----   -----     -----
Effective Income Tax Rate .................      105.4%       23.6%   (0.5)%     0.3%
                                                 =====       =====   =====     =====

     In the year ended June 30, 2000, CONSOL Energy received a $7,861 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1992 to 1994.

     Foreign income (loss) before taxes totaled $2,868 for the six months ended December 31, 2001, $4,277 and $(3,123) for the twelve months ended June 30, 2001 and 2000, respectively, and $3,964 for the six months ended June 30, 1999.

Note 10--Inventories:

                                                                                          June 30,
                                                                     December 31,   -------------------
                                                                        2001          2001       2000
                                                                     ------------   --------   --------
Coal..............................................................    $ 33,897      $26,896    $ 82,835
Merchandise for resale............................................      21,816       23,264      33,488
Supplies..........................................................      58,181       44,886      40,530
                                                                      --------      -------    --------
  Total Inventories...............................................    $113,894      $95,046    $156,853
                                                                      ========      =======    ========

     Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $3,556, $4,069 and $5,632 at December 31, 2001, June 30, 2001 and June 30,
2000, respectively.

Note 11--Property, Plant and Equipment:

                                                                                          June 30,
                                                                   December 31,   -----------------------
                                                                       2001          2001         2000
                                                                   ------------   ----------   ----------
Coal and surface lands..........................................    $1,466,793    $1,446,471   $1,417,454
Plant and equipment.............................................     3,130,188     2,855,722    2,836,400
Mine development and airshafts..................................       816,979       641,768      598,163
                                                                    ----------    ----------   ----------
                                                                     5,413,960     4,943,961    4,852,017
Less--Accumulated depreciation, depletion and amortization......     2,498,650     2,412,669    2,277,573
                                                                    ----------    ----------   ----------
  Net Property, Plant and Equipment.............................    $2,915,310    $2,531,292   $2,574,444
                                                                    ==========    ==========   ==========

     Plant and equipment includes gross assets under capital lease of $19,627 at December 31, 2001, June 30, 2001 and 2000. Accumulated amortization for capital leases was $10,180, $9,106 and $6,795 at December 31, 2001, June 30, 2001 and
June 30, 2000, respectively. Development costs capitalized during the six month period ended December 31, 2001 at Mine 84 were $31,050.

Note 12--Short-Term Notes Payable:

     CONSOL Energy has commercial paper notes outstanding of $323,683, $360,063 and $464,310 (net of discount of $368, $42 and $2,589) at December 31, 2001,
June 30, 2001 and 2000, respectively. On March 7, 2002, CONSOL Energy issued $250,000 of 7.875 percent per annum bonds due March 1, 2012 (Note 31). Because proceeds from the transaction of $245,814 were used to repay short-term notes payable, this amount of short-term notes payable has been reclassified to long-term debt at December 31, 2001. The weighted average interest rate of the commercial paper notes outstanding was 3.04, 4.22 and 6.97 percent, with an average maturity of 13, 1 and 28 days at December 31, 2001, June 30, 2001 and 2000, respectively.

     CONSOL Energy has a $400,000 revolving credit facility with several banks. This facility is used to support the commercial paper program. The term of this facility is 364 days renewable on a 364-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $400,000. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 270 days depending on the interest rate method. There were no borrowings under this facility at December 31, 2001, June 30, 2001 or 2000.

Note 13--Other Accrued Liabilities:

                                                                                                       June 30,
                                                                                  December 31,   -------------------
                                                                                      2001         2001       2000
                                                                                  ------------   --------   --------
Accrued payroll and benefits................................................       $ 50,672      $ 51,030   $ 42,507
Subsidence..................................................................         26,277        21,634     18,069
Accrued other taxes.........................................................         19,576        27,872     40,143
Accrued royalties...........................................................         16,105        13,154     12,811
Accrued interest............................................................          2,791         2,754      2,765
Employee incentive compensation.............................................             --        18,595      3,079
Other.......................................................................         40,723        37,565     38,073
Current portion of long-term liabilities:
     Workers' compensation..................................................         53,128        45,150     47,200
     Mine closing...........................................................         31,536        17,671     19,056
     Salary retirement......................................................         28,337        20,500        500
     Reclamation............................................................         17,360         5,348      7,131
     Deferred revenue.......................................................         25,163        16,967     16,988
     Postretirement benefits other than pensions............................             --        74,567     74,352
     Pneumoconiosis benefits................................................             --            --     10,652
     Other .................................................................          1,900         2,053      4,594
                                                                                   --------      --------   --------
          Total Other Accrued Liabilities...................................       $313,568      $354,860   $337,920
                                                                                   ========      ========   ========

Note 14--Long-Term Debt:

                                                                                                      June 30,
                                                                                  December 31,   -------------------
                                                                                      2001         2001       2000
                                                                                  ------------   --------   --------
Unsecured Debt:
     Notes due 2002 at average of 8.28% ....................................        $ 66,000     $ 66,000   $ 66,000
     Notes due 2004 at 8.21% ...............................................          45,000       45,000     45,000
     Notes due 2007 at 8.25% ...............................................          44,848       44,836     44,816
     Baltimore Port Facility revenue bonds in series due 2010 and
        2011 at 6.50% ......................................................         102,865      102,865    102,865
     Variable rate notes payable due at various dates through
        2001 ...............................................................              --           --      1,132
     Advance royalty commitments ...........................................          28,064       30,104     28,714
     Other long-term notes maturing at various dates through 2031 ..........             391          383        547
     Amount reclassified from short-term notes payable ( Note 12) ..........         245,814           --         --
                                                                                    --------     --------   --------
                                                                                     532,982      289,188    289,074
     Less amounts due in one year ..........................................          68,795       68,794      2,976
                                                                                    --------     --------   --------
          Total Long-Term Debt .............................................        $464,187     $220,394   $286,098
                                                                                    ========     ========   ========

     The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 8.2%, 7.3% and 7.3% at December 31, 2001, June 30, 2001 and 2000, respectively. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

     Annual undiscounted maturities on long-term debt during the next five years are as follows:

                     Year Ended December 31,                          Amount
                     -----------------------                          -------
2002 .................................................                $68,795
2003 .................................................                $ 2,574
2004 .................................................                $47,232
2005 .................................................                $ 2,059
2006 .................................................                $ 1,677

Note 15--Leases:

     CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at December 31, 2001, are as follows:

                                                          Capital    Operating
                                                           Leases      Leases
                                                          -------    ---------
2002 .................................................    $ 4,630    $ 3,733
2003 .................................................      5,843      2,959
2004 .................................................      2,131      2,482
2005 .................................................      1,167      1,774
2006 .................................................         --      1,760
Remainder ............................................         --      9,350
                                                          -------    -------
     Total minimum lease payments ....................     13,771    $22,058
                                                                     =======
Less imputed interest (7.05%-7.50%) ..................      1,313
                                                          -------
Present value of minimum lease payment ...............     12,458
Less amount due in one year ..........................      3,976
                                                          -------
     Total Long-Term Capital Lease Obligation ........    $ 8,482
                                                          =======

     Rental expense under operating leases was $6,670 for the six months ended December 31, 2001, $14,235 and $19,144 for the twelve months ended June 30, 2001 and 2000, respectively, and $9,865 for the six months ended June 30, 1999.

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

     The reconciliation of changes in benefit obligation, plan assets and funded status of these plans at December 31, 2001, June 30, 2001 and June 30, 2000, based on measurement dates of September 30, 2001, March 31, 2001 and 2000, is as follows:

                                                              Pension Benefits                           Other Benefits
                                                  ----------------------------------   ----------------------------------------
                                                  December 31,   June 30,   June 30,   December 31,     June 30,      June 30,
                                                      2001          2001      2000         2001           2001          2000
                                                  ------------   --------   --------   ------------   -----------   -----------
Reconciliation of Benefit Obligation:
     Benefit obligation at beginning of year ..     $330,928     $265,145   $309,697    $ 1,557,854   $ 1,219,549   $ 1,258,332
     Service cost .............................        6,932       12,708     13,585          5,828         6,419         6,782
     Interest cost ............................       11,581       19,762     20,555         60,790        91,235        87,278
     Actuarial (gain) loss ....................        6,175       56,135    (29,084)       111,859       325,285      (127,707)
     Acquisitions .............................           --           --         --        170,661            --            --
     Contract renegotiation ...................           --           --      2,575             --            --        74,344
     Benefits paid ............................      (11,550)     (22,822)   (54,161)       (51,579)      (84,634)      (81,414)
     Effect of special termination benefits
      (VSIP) ..................................           --           --      1,978             --            --         1,934
                                                    --------     --------   --------    -----------   -----------   -----------
Benefit obligation at end of year .............     $344,066     $330,928   $265,145    $ 1,855,413   $ 1,557,854   $ 1,219,549
                                                    ========     ========   ========    ===========   ===========   ===========

Reconciliation of Fair Value of Plan Assets:
     Fair value of plan assets at beginning of
      year ....................................     $242,162     $272,463   $293,796    $   129,646   $   153,928   $     7,502
     Actual return (loss) on plan assets ......      (13,050)      (8,690)    26,755          3,335         1,280        13,699
     Contract renegotiation ...................           --           --         --             --            --       114,617
     Company contributions ....................       26,975        1,211      6,120         35,759        59,072        99,524
     Benefits and other payments ..............      (11,550)     (22,822)   (54,208)       (56,207)      (84,634)      (81,414)
                                                    --------     --------   --------    -----------   -----------   -----------
Fair value of plan assets at end of year ......     $244,537     $242,162   $272,463    $   112,533   $   129,646   $   153,928
                                                    ========     ========   ========    ===========   ===========   ===========

Funded Status:
     Status of plan (underfunded) overfunded ..     $(99,529)    $(88,766)  $  7,318    $(1,742,880)  $(1,428,208)  $(1,065,621)
     Unrecognized prior service cost (credit) .        1,021        1,197      1,549         (5,536)       (8,619)      (17,450)
     Unrecognized net actuarial loss (gain) ...       62,650       94,631      7,329        330,849       221,759      (109,302)
     Contributions made after measurement date            33       26,625         32             --            --            --
                                                    --------     --------   --------    -----------   -----------   -----------
Prepaid (accrued) benefit cost ................     $(35,825)    $ 33,687   $ 16,228    $(1,417,567)  $(1,215,068)  $(1,192,373)
                                                    ========     ========   ========    ===========   ===========   ===========

Amounts Recognized in Balance Sheet consist of:
     Prepaid benefit cost .....................     $ 24,789     $ 34,353   $ 16,923    $        --   $        --   $        --
     Accrued benefit liability ................           --         (114)      (169)    (1,417,567)   (1,215,068)   (1,192,373)
     Accumulated other comprehensive loss .....      (61,635)        (552)      (526)            --            --            --
     Intangible asset .........................        1,021           --         --             --            --            --
                                                    --------     --------   --------    -----------   -----------   -----------
         Net amount recognized ................     $(35,825)    $ 33,687   $ 16,228    $(1,417,567)  $(1,215,068)  $(1,192,373)
                                                    ========     ========   ========    ===========   ===========   ===========

Weighted average assumptions:
     Discount rate ............................         7.25%        7.25%      7.75%          7.25%         7.25%         7.75%
     Expected return on plan assets ...........         9.00%        9.00%      9.00%          9.00%         9.00%         9.00%
     Rate of compensation increase ............         4.32%        4.33%      4.48%            --            --            --

     For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2002, gradually decreasing to 4.75% in 2008, and remaining level thereafter.

                                                  Pension Benefits                                Other Benefits
                                     ---------------------------------------------   -----------------------------------------------
                                                                          For the
                                       For the            For the           Six        For the            For the           For the
                                      Six Months         Year Ended        Months    Six Months          Year Ended       Six Months
                                        Ended             June 30,          Ended      Ended               June 30,         Ended
                                     December 31,   -------------------   June 30,   December 31,   -------------------     June 30,
                                         2001         2001       2000       1999         2001         2001        2000      1999
                                     ------------   --------   --------   --------   ------------   --------    -------   ----------
Components of Net Periodic
   Benefit Cost:
    Service cost .................     $  6,932     $ 12,708   $ 13,585   $  7,468     $ 5,828      $  6,419    $ 6,782    $ 4,429
    Interest cost ................       11,581       19,762     20,555      9,759      60,790        91,235     87,278     42,096
    Expected return on plan assets      (12,132)     (23,254)   (23,807)   (10,832)     (3,792)      (13,660)    (6,211)      (306)
    Amortization of prior
      service cost (credit) ......          176          352        352        176      (3,082)       (8,831)    (8,831)    (4,416)
    Recognized net actuarial
      loss (gain) ................        2,256          750      3,132      1,345       3,224        (2,156)      (641)       280
                                       --------     --------   --------   --------     -------      --------    -------    -------
Benefit cost .....................     $  8,813     $ 10,318   $ 13,817   $  7,916     $62,968      $ 73,007    $78,377    $42,083
                                       ========     ========   ========   ========     =======      ========    =======    =======

     Net periodic pension cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year.

     The following table provides information related to underfunded pension plans:

                                                             As of
                                                  ------------------------------
                                                                    June 30,
                                                  December 31,   ---------------
                                                     2001        2001      2000
                                                  ------------   ----      ----
Projected benefit obligation ..............         $343,499     $867      $867
Accumulated benefit obligation ............         $280,791     $847      $847
Fair value of plan assets .................         $243,788     $881      $881

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

     Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                     1-Percentage     1-Percentage
                                                                    Point Increase   Point Decrease
                                                                    --------------   --------------
Effect on total of service and interest costs components.........      $  8,621        $  (7,193)
Effect on accumulated postretirement benefit obligation..........      $230,328        $(179,040)

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

     Pneumoconiosis expense is calculated using the service cost method. Actuarial gains or losses are amortized over the remaining service period of active miners (approximately 14 years). The discount rate used to calculate the estimated present value of the future obligations was 7.25%, 7.25% and 7.75% at December 31, 2001, June 30, 2001 and June 30, 2000, respectively.

     The reconciliation of changes in benefit obligation, plan assets and funded status of the CWP plan at December 31, 2001, June 30, 2001 and 2000 is as follows:

                                                                           June 30,
                                                      December 31,   ---------------------
                                                          2001          2001        2000
                                                      ------------   ---------   ---------
Reconciliation of Benefit Obligation:
     Benefit obligation at beginning of year ......    $ 195,791     $ 180,832   $ 198,795
     Service cost .................................        1,982         3,295       4,763
     Interest cost ................................        7,179        13,492      13,760
     Actuarial (gain) loss ........................       12,947         6,573     (42,845)
     Acquisition ..................................        9,794            --          --
     Contract renegotiation .......................           --            --      14,669
     Benefits paid ................................       (5,023)       (8,401)     (8,310)
                                                       ---------     ---------   ---------
Benefit obligation at end of year .................    $ 222,670     $ 195,791   $ 180,832
                                                       =========     =========   =========
Reconciliation of Fair Value of Plan Assets:
     Fair value of plan assets at beginning of year    $  37,963     $  60,161   $  20,082
     Actual gain (loss) return on plan assets .....       12,869         9,865      (1,974)
     Acquisition ..................................       31,000            --          --
     Contract renegotiation .......................           --            --      42,053
     Company contributions ........................           --            --      10,311
     Benefit and other payments ...................      (40,958)      (30,063)     (8,310)
     Legal and administrative costs ...............       (1,000)       (2,000)     (2,001)
                                                       ---------     ---------   ---------
Fair value of plan assets at end of year ..........    $  39,874     $  37,963   $  60,161
                                                       =========     =========   =========
Funded Status:
     Status of plan (underfunded) .................    $(182,796)    $(157,828)  $(120,671)
     Unrecognized prior service credit ............       (7,857)       (8,221)     (8,949)
     Unrecognized net actuarial gain ..............     (269,123)     (282,268)   (307,434)
                                                       ---------     ---------   ---------
Accrued benefit cost ..............................    $(459,776)    $(448,317)  $(437,054)
                                                       =========     =========   =========

                                            For the                               For the
                                           Six Months     For the Year Ended    Six Months
                                             Ended             June 30,            Ended
                                          December 31,   --------------------     June 30,
                                              2001         2001         2000       1999
                                          ------------   --------    --------   ----------
Components of Net Periodic Credit:
     Service cost .....................    $  1,982      $  3,295    $  4,763   $  2,388
     Interest cost ....................       7,179        13,492      13,760      6,439
     Legal and administrative costs ...       1,000         2,000       2,001      1,407
     Expected return on plan assets ...      (2,764)       (4,808)     (4,066)      (813)
     Amortization of prior service cost        (364)         (728)       (728)      (364)
     Recognized net actuarial (gain) ..     (10,302)      (21,650)    (27,061)   (10,402)
                                           --------      --------    --------   --------
Benefit credit ........................    $ (3,269)     $ (8,399)   $(11,331)  $ (1,345)
                                           ========      ========    ========   ========

Note 18--Other Employee Benefit Plans:

     UMWA Pension and Benefit Trusts:

     Certain subsidiaries of CONSOL Energy are required under the National Bituminous Coal Wage Agreement (NBCWA) of 1998 with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. These pension trusts became fully funded as of September 2000, and therefore, contributions after this date have not been required. There were no charges to expense for the six months ended December 31, 2001. Amounts charged to expense for these benefits were $64 and $436 for the twelve months ended June 30, 2001 and 2000, respectively, and

$273 for the six months ended June 30, 1999. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor's withdrawal from the plan. The withdrawal liability would be calculated based on the contributor's proportionate share of the plan's unfunded vested liabilities.

     The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

     The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized as expense when payments are assessed. Amounts charged to expense for the Act were $14,698 for the six months ended December 31, 2001, $33,180 and $30,524 for the twelve months ended June 30, 2001 and 2000, respectively, and $9,496 for the six months ended June 30, 1999. Based on available information at December 31, 2001, CONSOL Energy's obligation for the Act is estimated at approximately $548,000.

     The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the NBCWA of 1993 and subsequently goes out of business. Contributions to the trust are fixed at thirteen cents per hour worked by UMWA represented employees. The NBCWA of 1998 specifies that benefits provided under this plan are to be incorporated into the current agreement and will be in effect for the duration of the contract. The NBCWA of 2002 increases this rate to fifty cents per hour worked effective January 1, 2003. Amounts charged to expense for the UMWA 1993 Benefit Plan were $441 for the six months ended December 31, 2001, $829 and $834 for the twelve months ended June 30, 2001 and 2000, respectively, and $520 for the six months ended June 30, 1999.

     At December 31, 2001, approximately 48% of CONSOL Energy's workforce was represented by the UMWA. A new five-year labor agreement was reached in December 2001 and will be effective from January 1, 2002 through December 31, 2006. This agreement replaces the National Bituminous Coal Wage Agreement of 1998.

     Investment Plan:

     CONSOL Energy has an investment plan available to all domestic, non-represented employees. CONSOL matches employee contributions for an amount up to 6 percent of the employee's base pay. Amounts charged to expense were $5,631 for the six months ended December 31, 2001, $14,502 and $10,998 for the twelve months ended June 30, 2001 and 2000, respectively, and $5,841 for the six months ended June 30, 1999. Prior to February 1, 2001, Rochester and Pittsburgh Coal Company employees had a separate investment plan which CONSOL Energy matched up to $750 per year. This plan has been terminated and all eligible employees can now participate in the same CONSOL Energy investment plan program.

     Long-Term Disability:

     CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled. Liabilities (net of Plan Assets) included in Deferred Credits and Other Liabilities--Other amounted to $26,267, $28,466 and $25,477 at December 31, 2001 and June 30, 2001 and 2000, respectively. The expense was determined using a discount rate of 7.25% for the six months ended December 31, 2001, 7.75% and 7.00% for the twelve months ended June 30, 2001 and 2000, respectively, and 6.75% for the six months ended June 30, 1999. Benefit costs for long-term disability were $2,601 for the six months ended December 31, 2001, $5,389 and $4,954 for the twelve months ended June 30, 2001 and 2000, respectively, and $2,464 for the six months ended June 30, 1999.

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

     CONSOL Energy accounts for its stock options granted to employees and non-employee directors in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. If the compensation cost of these plans had been determined using the fair-value method prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                      June 30,
                                                            December 31,   -----------------------------
                                                               2001          2001       2000      1999
                                                            ------------   --------   --------   -------
Net Income:
   As reported........................................        $1,059       $183,650   $107,040   $40,039
   Pro forma..........................................        $ (435)      $182,492   $106,937   $40,024
Basic earnings per share:
   As reported........................................        $ 0.01       $   2.34   $   1.35   $  0.62
   Pro forma..........................................        $(0.01)      $   2.32   $   1.35   $  0.62
Diluted earnings per share:
   As reported........................................        $ 0.01       $   2.33   $   1.35   $  0.62
   Pro forma..........................................        $(0.01)      $   2.32   $   1.35   $  0.62

     The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine the fair value can vary significantly and the number of future shares to be issued under these plans is unknown. Under Statement of Financial Accounting Standards No. 123, the fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model. The weighted average assumptions used were:

                                                                                                June 30,
                                                                   December 31,   ------------------------------------
                                                                       2001           2001         2000        1999
                                                                   ------------   ----------   ----------   ----------
Expected dividend yield.......................................         4.6%           4.5%         7.0%        7.0%
Expected volatility...........................................        59.4%          57.7%        38.0%       45.0%
Risk-free interest rate.......................................         4.5%           4.7%         6.0%        6.0%
Expected life.................................................   3.98 years     2.95 years   3.98 years   5.00 years

     A summary of the status of stock options granted is presented below:

                                                                             Weighted
                                                                              Average
                                                   Weighted                  Exercise
                                                    Average                   Price Of
                                                   Exercise   Exercisable   Exercisable
                                         Shares      Price      Options       Options
                                       ---------   --------   -----------   -----------
Initial Grant ....................       784,000    $16.00
                                       ---------    ------
Balance at June 30, 1999 .........       784,000    $16.00
     Granted .....................        80,000     12.41
                                       ---------    ------
Balance at June 30, 2000 .........       864,000    $15.67      196,000       $16.00
     Granted .....................     1,039,096     22.77
     Exercised ...................      (105,550)    15.37
     Forfeited ...................      (192,750)    16.31
                                       ---------    ------
Balance at June 30, 2001 .........     1,604,796    $20.21      269,639       $15.97
     Granted .....................       754,693     26.51
     Forfeited ...................       (15,400)    30.18
                                       ---------    ------
Balance at December 31, 2001 .....     2,344,089    $22.17      460,871       $16.75
                                       =========    ======      =======       ======

     All stock options granted in 1999 through 2001 had exercise prices equal to the market price of CONSOL Energy's common stock on the date of the grant. The weighted average per share fair value of options as of the grant date was $9.74 at December 31, 2001, $7.17 at June 30, 2001, $2.56 at June 30, 2000 and $4.03
at June 30, 1999.

     Characteristics of outstanding stock options at December 31, 2001 are as follows:

                                                                      Outstanding Options            Exercisable Options
                                                               ----------------------------------    -------------------
                                                                             Weighted    Weighted               Weighted
                                                                             Average      Average                Average
                                                                            Remaining    Exercise               Exercise
Range of Exercise Price                                         Shares         Life        Price     Shares       Price
-----------------------                                        ---------    ---------    --------    -------    --------
$10.88-11.56 ...............................................      49,000       8.3        $11.50      25,167     $11.49
 16.00-18.81 ...............................................   1,193,396       8.1         17.54     435,704      17.06
 25.69-30.79 ...............................................   1,101,693       9.6         27.66          --         --
                                                               ---------                             -------
$10.88-30.79 ...............................................   2,344,089       8.8        $22.17     460,871     $16.75
                                                               =========       ===        ======     =======     ======

     No compensation expense was recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 1,962,450 stock options outstanding under this plan. The 343,000 employee stock options granted on March 1, 2001 fully vest one year after the grant date. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 38,639 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

     The Chairman of the Board of CONSOL Energy is also entitled to receive annual shares of common stock having a fair market value of $225 per grant per year. Under this agreement, $113 of expense was recognized for stock issued in the six months ended December 31, 2001, $225 in each of the twelve months ended June 30, 2001 and 2000 and $125 in the six months ended June 30, 1999.

Note 20--Other Comprehensive Loss:

     Components of other comprehensive loss consist of the following:

                                                                        Accumulated
                                                                           Other
                                           Unrealized       Minimum     Comprehen-
                                               Loss         Pension         sive
                                          on Securities    Liability        Loss
                                          -------------    ---------    -----------
Balance at June 30, 1999 ...........         $ (624)       $   (338)     $   (962)
Current period charge ..............           (393)             16          (377)
Realized loss on securities ........          1,017              --         1,017
                                             ------        --------      --------
Balance at June 30, 2000 ...........             --            (322)         (322)
Current period charge ..............             --             (15)          (15)
                                             ------        --------      --------
Balance at June 30, 2001 ...........             --            (337)         (337)
Current period charge ..............             --         (37,322)      (37,322)
                                             ------        --------      --------
Balance at December 31, 2001 .......         $   --        $(37,659)     $(37,659)
                                             ======        ========      ========

Note 21--Research and Development Costs:

     CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $2,288 for the six months ended December 31, 2001, $5,329 and $8,046 for the twelve months ended June 30, 2001 and 2000, respectively, and $4,382 for the six months ended June 30, 1999.

Note 22--Supplemental Cash Flow Information:

                                                  For the                             For the
                                                 Six Months     For the Year Ended   Six Months
                                                   Ended             June 30,          Ended
                                                December 31,    ------------------    June 30,
                                                    2001         2001       2000        1999
                                               --------------   -------   --------   ----------
Cash paid during the year for:
     Interest (net of amounts capitalized) .      $ 13,257      $48,630   $ 45,428   $30,291
     Income taxes ..........................      $ 78,770      $20,962   $ 34,430   $26,942
Non-cash investing and financing activities:
     Businesses acquired (Note 2):
          Fair value of assets acquired ....      $386,887      $39,072   $168,010   $    --
          Liabilities assumed ..............      $549,625      $    --   $  4,504   $    --
Note received from property sales ..........      $  4,225      $ 9,108   $ 20,207   $    --
Exercise option on property ................      $  1,529      $    --   $     --   $    --
Stock dividends issued .....................      $     22      $    37   $     12   $    --

Note 23--Concentration of Credit Risk and Major Customers:

     CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2001, June 30, 2001 and June 30, 2000, accounts receivable from utilities were $136,537, $129,898 and $130,168, respectively, and from steel and coke producers were $32,072, $33,704 and $47,729, respectively. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

     Coal sales (including spot sales) and gas sales to CONSOL Energy's largest customer, American Electric Power, were $152,715 for the six months ended December 31, 2001, $109,225 and $118,692 for the twelve months ended June 30, 2001 and 2000, respectively, and $50,712 for the six months ended June 30, 1999. Accounts receivable from American Electric Power were $27,491, $10,701 and $10,633 as of December 31, 2001, June 30, 2001 and 2000, respectively.

     Coal sales (including spot sales) to CONSOL Energy's second largest customer, Allegheny Energy, were $149,119 for the six months ended December 31, 2001, $320,601 and $293,178 for the twelve months ended June 30, 2001 and 2000, respectively, and $155,991 for the six months ended June 30, 1999. Accounts receivable from Allegheny Energy were $30,855, $28,894 and $24,202 as of December 31, 2001, June 30, 2001 and 2000, respectively.

Note 24--Marketable Securities:

     There were no marketable securities at December 31, 2001 or June 30, 2001. At June 30, 2000, marketable securities, which were previously classified as available-for-sale, were used to fund post-employment benefits. Accordingly, the assets are shown as a reduction of Post-Employment Benefits Other than Pensions on the balance sheet and unrealized losses were recognized in the year ended June 30, 2000. There were no other marketable securities as of June 30, 2000.

     Proceeds from the sales of securities were $2,500 for the twelve months ended June 30, 2000 and $3,860 for the six months ended June 30, 1999. Gross realized gains and losses on those sales were not significant.

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

     The carrying amounts and fair values of financial instruments are as follows:

                                                                             June 30,
                                          December 31,     ---------------------------------------------
                                             2001                   2001                    2000
                                   ---------------------   ---------------------   ---------------------
                                   Carrying      Fair      Carrying      Fair      Carrying      Fair
                                    Amount       Value      Amount       Value      Amount       Value
                                   ---------   ---------   ---------   ---------   ---------   ---------
Cash and cash equivalents ......   $  15,582   $  15,582   $  16,625   $  16,625   $   8,181   $   8,181
Short-term notes payable .......   $(323,683)  $(323,683)  $(360,063)  $(360,063)  $(464,310)  $(464,310)
Long-term debt .................   $(287,168)  $(298,608)  $(289,188)  $(293,647)  $(289,074)  $(288,162)

Note 26--Commitments and Contingent Liabilities:

     CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

     One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in a number of asbestos cases in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to financial position, operations or cash flow.

     CONSOL Energy or its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. In addition, CONSOL Energy has recognized a liability related to a waste disposal site and accrued $3,275 in Other Liabilities. CONSOL Energy has paid $1,551 related to the remediation of this waste disposal site and, accordingly, reduced the liability to $1,724 at December 31, 2001. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

Note 27--Segment Information:

     CONSOL Energy reports its operations through two reportable segments, Coal and Gas. Management has determined these reportable segments based on how resources are allocated and operational decisions are made. These reportable segments are business units that offer different types of products and services. Three non-core business activities, Industrial Supplies and Equipment, Transportation and Farming, have been grouped with corporate headquarters activity and included in the Other segment.

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

Industry segment results for the six months ended December 31, 2001 are:

                                                     Coal           Gas         All Other   Elimination   Consolidated
                                                  ----------      --------      ---------   -----------   ------------
Sales--outside ...............................    $  891,739(A)   $ 47,918(A)   $ 40,004     $     --     $   979,661
Freight--outside .............................        70,314            --            --           --          70,314
Intersegment transfers .......................            --           809        43,878      (44,687)             --
                                                  ----------      --------      --------     --------     -----------
   Total Sales and Freight ...................    $  962,053      $ 48,727      $ 83,882     $(44,687)    $ 1,049,975
                                                  ==========      ========      ========     ========     ===========
Pretax Operating Income (Loss) ...............    $   (6,986)     $  8,823      $ (1,521)                 $       316(B)
                                                  ==========      ========      ========                  ===========
Segment assets ...............................    $2,926,266      $594,955      $163,372                  $ 3,684,593(C)
                                                  ==========      ========      ========                  ===========
Depreciation, depletion and amortization .....    $  102,686      $ 12,581      $  4,772                  $   120,039
                                                  ==========      ========      ========                  ===========
Additions to property, plant and equipment....    $  133,992      $375,392(D)   $  6,635                  $   516,019
                                                  ==========      ========      ========                  ===========

(A) Included in the Coal segment are sales of $122,335 to American Electric Power and sales of $149,119 to Allegheny Energy. Included in the Gas segment are sales of $30,380 to American Electric Power.
(B) Includes equity in earnings (loss) of unconsolidated affiliates of $86, $1,079 and $(369) for Coal, Gas and All Other, respectively.
(C) Includes investments in unconsolidated equity affiliates of $69,415, $7,589 and $663 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $74,474 of receivables related to the Export Sales Excise Tax resolution.
(D) Included in the Gas segment additions is $342,497 attributable to the purchase from Conoco Inc. of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company. The assets owned by these two entities are fully consolidated at and from the acquisition date, and previously were accounted for on the equity method.

Industry segment results for the twelve months ended June 30, 2001 are:

                                                     Coal           Gas      All Other   Elimination   Consolidated
                                                  ----------      --------   ---------   -----------   ------------
Sales--outside.................................   $1,866,600(E)   $129,768   $131,362     $     --       $2,127,730
Sales--related parties.........................        9,288            --         --           --            9,288
Freight--outside...............................      157,037            --         --           --          157,037
Freight--related parties.......................        3,903            --         --           --            3,903
Intersegment transfers.........................           --         3,535     95,540      (99,075)              --
                                                  ----------      --------   --------     --------       ----------
    Total Sales and Freight....................   $2,036,828      $133,303   $226,902     $(99,075)      $2,297,958
                                                  ==========      ========   ========     ========       ==========
Pretax Operating Income (Loss).................   $  188,648      $ 95,293   $(17,209)                   $  266,732(F)
                                                  ==========      ========   ========                    ==========
Segment assets.................................   $3,001,455      $329,834   $158,694                    $3,489,983(G)
                                                  ==========      ========   ========                    ==========
Depreciation, depletion and amortization.......   $  220,849      $ 10,818   $ 11,605                    $  243,272
                                                  ==========      ========   ========                    ==========
Additions to property, plant and equipment.....   $  176,372      $ 29,826   $ 13,635                    $  219,833
                                                  ==========      ========   ========                    ==========

(E)  Included in the Coal segment are sales of $320,601 to Allegheny Energy.
(F) Includes equity in earnings (losses) of unconsolidated affiliates of $(256), $21,254 and $(1,561) for Coal, Gas and All Other, respectively. Also, included in Coal is $92,458 of income related to the Export Sales Excise Tax resolution.
(G) Includes investments in unconsolidated equity affiliates of $40,559, $182,269 and $683 for Coal, Gas and All Other, respectively. Also, included in Coal is $102,241 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the twelve months ended June 30, 2000 are:

                                                     Coal            Gas        All Other   Elimination   Consolidated
                                                  ----------      --------      ---------   -----------   ------------
Sales--outside...............................     $1,886,358(H)   $ 48,198      $157,040     $     --      $2,091,596
Sales--related parties.......................          3,254            --            --           --           3,254
Freight--outside.............................        164,512            --            --           --         164,512
Freight--related parties.....................          1,422            --            --           --           1,422
Intersegment transfers.......................             --           831        88,159      (88,990)             --
                                                  ----------      --------      --------     --------      ----------
    Total Sales and Freight..................     $2,055,546      $ 49,029      $245,199     $(88,990)     $2,260,784
                                                  ==========      ========      ========     ========      ==========
Pretax Operating Income (Loss)...............     $  143,576      $ 23,321(I)   $ (4,536)                  $  162,361
                                                  ==========      ========      ========                   ==========
Segment assets...............................     $2,969,779      $320,840      $175,056                   $3,465,675(J)
                                                  ==========      ========      ========                   ==========
Depreciation, depletion and amortization.....     $  232,505      $  5,299      $ 12,073                   $  249,877
                                                  ==========      ========      ========                   ==========
Additions to property, plant and equipment...     $  126,417      $128,287(K)   $  4,046                   $  258,750
                                                  ==========      ========      ========                   ==========

(H)  Included in the Coal segment are sales of $293,178 to Allegheny Energy.
(I)  Includes equity in earnings of unconsolidated affiliates of $1,969.
(J) Includes investments in unconsolidated equity affiliates of $769, $175,220 and $1,283 for Coal, Gas and All Other, respectively.
(K) Includes $114,248 acquired from MCN Energy Group Inc. CONSOL Energy's proportionate share of net additions to property, plant and equipment relating to gas producing activities of unconsolidated equity affiliates is $5,773.

Industry segment results for the six months ended June 30, 1999 are:

                                                     Coal           Gas      All Other   Elimination      Consolidated
                                                  ----------      --------   ---------   -----------      ------------
Sales--outside ...............................    $  980,387(L)   $ 11,091   $ 85,050     $       --       $1,076,528
Sales--related parties .......................         5,394            --         --             --            5,394
Freight--outside .............................        77,777            --         --             --           77,777
Freight--related parties .....................         2,710            --         --             --            2,710
Intersegment transfers........................            --            --     48,234        (48,234)              --
                                                  ----------      --------   --------     ----------       ----------
   Total Sales and Freight ...................    $1,066,268      $ 11,091   $133,284     $  (48,234)      $1,162,409
                                                  ==========      ========   ========     ==========       ==========
Pretax Operating Income (Loss) ...............    $   79,148      $  1,026   $(10,018)                     $   70,156
                                                  ==========      ========   ========                      ==========
Segment assets ...............................    $3,185,544      $111,711   $168,669                      $3,465,924(M)
                                                  ==========      ========   ========                      ==========
Depreciation, depletion and amortization .....    $  112,231      $  2,223   $  6,783                      $  121,237
                                                  ==========      ========   ========                      ==========
Additions to property, plant and equipment ...    $  102,326      $  8,002   $  1,275                      $  111,603
                                                  ==========      ========   ========                      ==========

(L)  Included in the Coal segment are sales of $155,991 to Allegheny Energy.
(M) Includes investments in unconsolidated equity affiliates of $769 and $1,210 for Coal and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

     Revenue:

                                                               For the                                 For the
                                                              Six Months      For the Year Ended      Six Months
                                                                Ended               June 30             Ended
                                                             December 31,   -----------------------    June 30,
                                                                 2001          2001         2000         1999
                                                             ------------   ----------   ----------   ----------
Total segment sales and freight from external customers...    $1,049,975    $2,297,958   $2,260,784   $1,162,409
Other income not allocated to segments (Note 4) ..........        31,223        70,457       64,359       28,560
                                                              ----------    ----------   ----------   ----------
     Total Consolidated Revenue ..........................    $1,081,198    $2,368,415   $2,325,143   $1,190,969
                                                              ==========    ==========   ==========   ==========

                                                                   For the           For the            For the
                                                                 Six Months         Year Ended         Six Months
Operating Profit:                                                   Ended            June 30,            Ended
                                                                December 31,   --------------------     June 30,
                                                                    2001         2001        2000         1999
                                                                ------------   --------    --------    ----------
Total segment pretax operating income .......................     $    316     $266,732    $162,361     $ 70,156
Interest expense -- net and other non-operating activity ....      (19,936)     (26,397)    (55,814)     (29,996)
                                                                  --------     --------    --------     --------
Earnings (Loss) Before Income Taxes .........................     $(19,620)    $240,335    $106,547     $ 40,160
                                                                  ========     ========    ========     ========

Total Assets:

                                                                                            June 30,
                                                              December 31,   ------------------------------------
                                                                  2001          2001         2000         1999
                                                              ------------   ----------   ----------   ----------
Total assets for reportable segments ...................      $3,684,593     $3,489,983   $3,465,675   $3,465,924
Cash and other investments .............................          15,968         17,104        8,181       47,223
Deferred tax assets ....................................         575,614        355,533      384,642      361,879
Black Lung excise tax resolution interest receivable ...          21,419         32,351           --           --
Recoverable income taxes ...............................              --             --        7,813           --
                                                              ----------     ----------   ----------   ----------
     Total Consolidated Assets .........................      $4,297,594     $3,894,971   $3,866,311   $3,875,026
                                                              ==========     ==========   ==========   ==========

Enterprise-Wide Disclosures:

     CONSOL Energy's Revenues by geographical location:

                                                               For the             For the             For the
                                                              Six Months          Year Ended          Six Months
                                                                Ended              June 30,             Ended
                                                             December 31,   -----------------------    June 30,
                                                                 2001          2001         2000         1999
                                                             ------------   ----------   ----------   ----------
United States ....................................            $  859,492    $1,881,045   $1,848,308   $  928,746
Europe ...........................................                97,739       230,074      193,581      117,599
Asia .............................................                14,886        26,311       72,878       40,704
Canada ...........................................                33,922        86,828       59,054       43,833
South America ....................................                36,050        52,366       45,416       12,752
Middle East ......................................                    --            --       21,096        9,492
Africa ...........................................                 7,886        21,334       20,451        9,283
                                                              ----------    ----------   ----------   ----------
     Total Revenues and Freight from External
         Customers (N)                                        $1,049,975    $2,297,958   $2,260,784   $1,162,409
                                                              ==========    ==========   ==========   ==========

(N) CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy's Property, Plant and Equipment by geographical location are:

                                                                                     June 30,
                                                              December 31,   ------------------------------------
                                                                  2001          2001         2000         1999
                                                              ------------   ----------   ----------   ----------
United States ............................                     $2,904,969    $2,520,288   $2,562,856   $2,659,429
Canada ...................................                         10,226        10,882       11,478       14,717
Belgium ..................................                            115           122          110          120
                                                               ----------    ----------   ----------   ----------
  Total Property, Plant and Equipment ....                     $2,915,310    $2,531,292   $2,574,444   $2,674,266
                                                               ==========    ==========   ==========   ==========

Note 28--Supplemental Coal Data (unaudited):

                                                                     (Millions of Tons)
                                              ------------------------------------------------------------
                                                                For The
                                              For the Six      Year Ended      For the Six    For the Year
                                              Months Ended      June 30,       Months Ended      Ended
                                              December 31,   --------------      June 30,     December 31,
                                                  2001        2001     2000       1999            1998
                                              ------------   -----    -----    ------------   ------------
Proved and probable reserves at beginning
     of period ...........................        4,378      4,461    4,705       4,755          4,776
Purchased reserves .......................            4          3        3           4            148
Reserves sold in place ...................           (8)        (5)     (66)        (11)           (29)
Production ...............................          (34)       (71)     (73)        (38)           (76)
Revisions and other changes ..............          (18)       (10)    (108)         (5)           (64)
                                                  -----      -----    -----       -----          -----
Consolidated Proved and Probable Reserves
     at end of period* ...................        4,322      4,378    4,461       4,705          4,755
                                                  =====      =====    =====       =====          =====
Proportionate share of proved and probable
     Reserves of unconsolidated equity
     affiliates * ........................           43         33       --          --             --
                                                  -----      -----    -----       -----          -----

* Proved and probable coal reserves are the equivalent of "demonstrated reserves" under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

     The vast majority of coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2001, 937 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2001 include 3,681 million tons of steam coal, of which approximately 15 percent has a sulfur content equivalent to less than
1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 16 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 684 million tons of metallurgical coal, of which approximately 69 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 31 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Note 29--Supplemental Gas Data (unaudited):

     The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" and related accounting rules:

     Capitalized Costs:

                                                                               June 30,
                                                           December 31,   -------------------
                                                               2001         2001       2000
                                                           ------------   --------   --------
Proved properties ......................................     $569,575     $148,012   $118,143
Accumulated depreciation, depletion and amortization ...       75,931       17,151      2,155
                                                             --------     --------   --------
Net Capitalized Costs ..................................     $493,644     $130,861   $115,988
                                                             ========     ========   ========
Proportionate Share of Gas Producing Net Property, Plant
   And Equipment of Unconsolidated Equity Affiliates ...     $    496     $109,422   $ 97,818
                                                             ========     ========   ========

     Results of Operations:

                                                  For the Six                           For the
                                                    Months       For the Year Ended   Six Months
                                                    Ended            June 30,           Ended
                                                 December 31,   -------------------    June 30,
                                                     2001         2001        2000       1999
                                                 ------------   --------    -------   ----------
Total Revenue ................................     $51,060      $157,832    $52,456    $11,769

Lifting Costs ................................       8,111         8,893      6,615      1,072
Royalty Expense ..............................       3,530        12,983      2,725        394
Other Production Costs .......................      18,015        29,845     14,496      7,054
Depreciation, Depletion & Amortization .......      12,581        10,818      5,299      2,223
                                                   -------      --------    -------    -------
Total Cost ...................................      42,237        62,539     29,135     10,743

Pretax Operating Income ......................       8,823        95,293     23,321      1,026
Income Taxes .................................        (798)       33,236      8,222       (367)
                                                   -------      --------    -------    -------
Results of Operations, excluding Corporate and
   Interest Costs ............................     $ 9,621      $ 62,057    $15,099    $ 1,393
                                                   =======      ========    =======    =======

     Gross Reserve Quantity:

                                                                          (Millions of cubic feet (MMcf))
                                                                  ----------------------------------------------
                                                                   For the Six                          For the
                                                                     Months      For the Year Ended   Six Months
                                                                     Ended            June 30,          Ended
                                                                  December 31,   ------------------    June 30,
                                                                      2001         2001       2000       1999
                                                                  ------------   -------    -------   ----------
Proved developed and undeveloped gas reserves at beginning
   Of period* .................................................      780,507     746,813    467,009    470,087
Purchased reserves ............................................      414,806          --    284,591         --
Production ....................................................      (19,737)    (34,706)   (16,299)    (3,078)
Revisions and other changes ...................................          656      68,400     11,512         --
                                                                   ---------     -------    -------    -------
Proved developed and undeveloped gas reserves at end of
   Period* ....................................................    1,176,232     780,507    746,813    467,009
                                                                   =========     =======    =======    =======
Proportional interest in reserves of investees accounted for by the equity method (included in proved developed and
   undeveloped gas reserves) ..................................        6,802     416,183    424,848         --
                                                                   =========     =======    =======    =======
Proved developed reserves:
     At beginning of period ...................................      261,426     178,690     72,749     75,826
                                                                   =========     =======    =======    =======
     At end of period .........................................      413,234     261,426    178,690     72,749
                                                                   =========     =======    =======    =======
Proved developed reserves in equity affiliates included in
   proved developed reserves:
     At beginning of period ...................................      117,620     103,313         --         --
                                                                   =========     =======    =======    =======
     At end of period .........................................        5,022     117,620    103,313         --
                                                                   =========     =======    =======    =======

* Proved developed and undeveloped gas reserves are defined by the Society of Petroleum Engineers and the World Petroleum Congress. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

     CONSOL Energy's proved gas reserves are located in the states of Virginia and Pennsylvania.

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

                                                                                              At June 30,
                                                              At December 31,   --------------------------------------
                                                                   2001             2001          2000         1999
                                                              ---------------   -----------   -----------   ----------
Future Cash Flows:
    Revenues ..............................................     $ 3,258,890     $ 2,647,689   $ 3,238,988   $1,004,900
    Production costs ......................................      (1,847,658)     (1,520,955)   (1,365,925)    (612,237)
    Development costs .....................................        (853,137)       (286,680)     (242,733)    (101,050)
    Income tax expense ....................................        (124,871)       (288,447)     (479,504)     (96,595)
                                                                -----------     -----------   -----------   ----------
Future Net Cash Flows .....................................         433,224         551,607     1,150,826      195,018
Discounted to present value at a 10% annual rate ..........        (214,859)       (362,451)     (656,245)    (131,678)
                                                                -----------     -----------   -----------   ----------
Total standardized measure of discounted net cash flows ...     $   218,365     $   189,156   $   494,581   $   63,340
                                                                ===========     ===========   ===========   ==========
Standardized measure of discounted net cash flows
   for equity affiliates included above ...................     $        --     $    32,451   $   177,068   $       --
                                                                ===========     ===========   ===========   ==========

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

                                                                                             At June 30,
                                                                At December 31,   --------------------------------
                                                                      2001           2001       2000        1999
                                                                ---------------   ---------   ---------   --------
Balance at Beginning of Period ............................      $   189,156      $ 494,581   $  63,340   $ 71,500
Net changes in sales prices and production costs ..........       (1,387,961)      (857,403)    857,939    (35,760)
Sales--net of production costs ............................          284,498       (106,111)    (28,620)    (3,249)
Net change due to acquisition .............................        1,155,060             --     744,637         --
Net change due to revisions in quantity estimates .........          232,901        217,185     (18,299)     2,216
Development costs incurred, previously
   estimated ..............................................          (18,141)       (13,398)     (4,545)    (6,064)
Changes in estimated future development costs .............         (566,457)       (43,947)   (141,683)        38
Net change in future income taxes .........................          163,576        191,057    (382,909)     8,862
Accretion of discount and other ...........................          165,733        307,192    (595,279)    25,797
                                                                 -----------      ---------   ---------   --------
     Total Discounted Cash Flow at End of
        Period ............................................      $   218,365      $ 189,156   $ 494,581   $ 63,340
                                                                 ===========      =========   =========   ========

Note 30--Quarterly Information (unaudited):

                                                          Three Months Ended
                                                      ----------------------------
                                                      December 31,   September 30,
                                                          2001            2001
                                                      ------------   -------------
Sales .............................................    $   486,805    $   492,856
                                                       ===========    ===========
Freight Revenue ...................................    $    34,104    $    36,210
                                                       ===========    ===========
Costs of Goods Sold and Other Operating Charges ...    $   379,827    $   396,520
                                                       ===========    ===========
Freight Expense ...................................    $    34,104    $    36,210
                                                       ===========    ===========
      Net (Loss) Income ...........................    $    12,568    $   (11,509)
                                                       ===========    ===========
Earnings Per Share:
      Basic .......................................    $      0.16    $     (0.15)
                                                       ===========    ===========
      Dilutive ....................................    $      0.16    $     (0.15)
                                                       ===========    ===========
Weighted Average Shares Outstanding:
      Basic .......................................     78,703,099     78,696,365
                                                       ===========    ===========
      Dilutive ....................................     78,926,711     78,913,117
                                                       ===========    ===========

                                                                           Three Months Ended
                                                      ----------------------------------------------------------
                                                        June 30,      March 31,     December 31,   September 30,
                                                          2001          2001            2000           2000
                                                      -----------   -----------     ------------   -------------
Sales .............................................   $   560,643   $   576,930     $   508,185     $    491,260
                                                      ===========   ===========     ===========     ============
Freight Revenue ...................................   $    56,080   $    32,635     $    35,154     $     37,071
                                                      ===========   ===========     ===========     ============
Costs of Goods Sold and Other Operating Charges ...   $   409,695   $   421,415     $   367,342     $    370,231
                                                      ===========   ===========     ===========     ============
Freight Expense ...................................   $    56,080   $    32,635     $    35,154     $     37,071
                                                      ===========   ===========     ===========     ============
          Net Income ..............................   $    49,347   $   100,800     $    29,407     $      4,096
                                                      ===========   ===========     ===========     ============
Earnings Per Share:
     Basic ........................................   $      0.63   $      1.28(A)  $      0.37     $       0.05
                                                      ===========   ===========     ===========     ============
     Dilutive .....................................   $      0.62   $      1.27(A)  $      0.37     $       0.05
                                                      ===========   ===========     ===========     ============
Weighted Average Shares Outstanding:
     Basic ........................................    78,670,017    78,616,575      78,590,854       78,577,553
                                                      ===========   ===========     ===========     ============
     Dilutive .....................................    79,071,471    79,201,793      78,745,914       78,681,451
                                                      ===========   ===========     ===========     ============

(A) The increase in Earnings Per Share was due mainly to the recognition of pre-tax income of $95,292 for the Black Lung Excise Tax Resolution.

                                                                        Three Months Ended
                                                      --------------------------------------------------------
                                                        June 30,     March 31,    December 31,   September 30,
                                                          2000         2000           1999           1999
                                                      -----------   -----------   ------------   -------------
Sales .............................................   $   501,513   $   511,016   $   537,109     $    545,212
                                                      ===========   ===========   ===========     ============
Freight Revenue ...................................   $    44,387   $    35,862   $    40,734     $     44,951
                                                      ===========   ===========   ===========     ============
Costs of Goods Sold and Other Operating Charges ...   $   337,984   $   369,524   $   375,387     $    416,087
                                                      ===========   ===========   ===========     ============
Freight Expense ...................................   $    44,387   $    35,862   $    40,734     $     44,951
                                                      ===========   ===========   ===========     ============
          Net Income ..............................   $    36,837   $    22,970   $    36,506     $     10,727
                                                      ===========   ===========   ===========     ============
Earnings Per Share:
     Basic ........................................   $      0.47   $      0.29   $      0.46     $       0.13
                                                      ===========   ===========   ===========     ============
     Dilutive .....................................   $      0.47   $      0.29   $      0.46     $       0.13
                                                      ===========   ===========   ===========     ============
Weighted Average Shares Outstanding:
     Basic ........................................    78,615,363    79,217,730    79,901,818       80,250,718
                                                      ===========   ===========   ===========     ============
     Dilutive .....................................    78,619,097    79,218,134    79,902,337       80,250,870
                                                      ===========   ===========   ===========     ============

                                                          Three Months Ended
                                                      --------------------------
                                                        June 30,      March 31,
                                                          1999          1999
                                                      -----------   ------------
Sales .............................................   $   514,429   $    567,493
                                                      ===========   ============
Freight Revenue ...................................   $    32,469   $     48,018
                                                      ===========   ============
Costs of Goods Sold and Other Operating Charges ...   $   393,539   $    396,580
                                                      ===========   ============
Freight Expense ...................................   $    32,469   $     48,018
                                                      ===========   ============
          Net Income ..............................   $    14,434   $     25,605
                                                      ===========   ============
Earnings Per Share:
     Basic ........................................   $      0.20   $       0.44
                                                      ===========   ============
     Dilutive .....................................   $      0.20   $       0.44
                                                      ===========   ============
Weighted Average Shares Outstanding:
     Basic ........................................    71,823,602     57,667,558
                                                      ===========   ============
     Dilutive .....................................    71,823,602     57,667,558
                                                      ===========   ============

Note 31--Subsequent Events:

     On March 7, 2002, CONSOL Energy issued $250,000 of 7.875 percent Notes due in 2012. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes is guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. CONSOL Energy may redeem the notes, in whole or in part, at CONSOL Energy's option, at any time at a redemption rate equal to the greater of the principal balance plus accrued interest to the redemption date or the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 45 basis points plus accrued interest to the redemption date. The notes have not been registered under the Securities Act of 1933 or any state securities laws offered and were sold only to qualified institutional buyers and outside the United States to non-United-States persons in reliance upon Regulation S under the Securities Act of 1933. CONSOL Energy has agreed to file an exchange offer registration statement with the SEC to allow the exchange of the notes for a new issue of substantially identical notes registered under the Securities Act of 1933 within 90 days after the original issuance of the notes. CONSOL Energy paid approximately $4,186 for debt issue costs related to these notes. The debt issuance costs will be amortized using the interest method. The payment obligations of the notes due 2012 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy but may be released in certain circumstances as to any subsidiary at such time as it does not have any debt for borrowed money or is not a guarantor of debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                               EXECUTIVE OFFICERS

     The following is a list of CONSOL Energy's executive officers, their ages as of March 1, 2002 and their positions and offices held with CONSOL Energy.

              Name               Age                     Position
              ----               ---                     --------
John L. Whitmire..............    60   Chairman of the Board
J. Brett Harvey...............    51   President and Chief Executive Officer and Director
Christoph Koether.............    43   Executive Vice President-Administration and Director
Dan R. Baker..................    52   Executive Vice President-Operations
Ronald E. Smith...............    53   Executive Vice President-Engineering Services, Environmental Affairs &Exploration
Ronald J. FlorJancic..........    51   Executive Vice President-Marketing
William J. Lyons..............    53   Senior Vice President, Chief Financial Officer and Controller
Daniel L. Fassio..............    54   Vice President-General Counsel and Secretary
Philip W. Baxter..............    53   Director
Berthold Bonekamp.............    51   Director
Bernd Jobst Breloer...........    58   Director
Patricia A. Hammick...........    54   Director
Dr. Rolf Zimmermann...........    57   Director

     John L. Whitmire has been Chairman of the Board of Directors of CONSOL Energy Inc. since March 3, 1999. Prior to his election, Mr. Whitmire was the Chairman of the Board and Chief Executive Officer of Union Texas Petroleum Holdings, Inc., a position that he held from January 1996 until September 1998 when Union Texas Petroleum was acquired by ARCO. Before joining Union Texas Petroleum, Mr. Whitmire served for more than 30 years in various executive capacities with Phillips Petroleum Company, including Executive Vice President--Exploration and Production, and as a Director from January 1994 to January 1996. Mr. Whitmire is a Director of the National Audubon Society, Thermon Industries and Global Marine, Inc. Mr. Whitmire received a Bachelor of Science degree in Mechanical Engineering from New Mexico State University.

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

     Christoph Koether has been Executive Vice President-Administration since July 2001 and a Director of CONSOL Energy since February 2001. From 1998 until 2001, he held various positions within RWE Rheinbraun AG, including Vice President and Division Head-Corporate Planning and Controlling, and from 1996 to 1997, he was Vice President and Head of the Finance Department and Treasury. He has also been a board member and managing director of various subsidiaries of RWE Rheinbraun AG.

     Dan R. Baker has been Executive Vice President-Operations of CONSOL Energy since November 1, 1999. From January 1998 until November 1999, he served as President and Chief Executive Officer of Interwest Mining Company, a subsidiary of PacifiCorp, and as Vice President-Fuels for PacifiCorp. From 1987 until January 1998, Mr. Baker was Vice President-Operations for Interwest.

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

     Daniel L. Fassio has been Vice President, General Counsel and Secretary of CONSOL Energy since March 1994.

     Philip W. Baxter has been a Director of CONSOL Energy Inc. since August 1, 1999. Mr. Baxter is a former Chief Financial Officer and member of the Office of the President of the Tulsa-based energy conglomerate Mapco Inc., which merged with The Williams Companies in March 1998. During his career at Mapco, Mr. Baxter held a number of officer level positions including Chief Information Officer and Senior Vice-President of Strategic Planning. Prior to Mapco, he held a number of financial positions with Williams Energy Company, a subsidiary of The Williams Companies. Currently, Mr. Baxter is the Executive Administrator of Asbury United Methodist Church. He also serves as a Director of the Gilcrease Museum Association in Tulsa. He received a bachelor's degree in Business Administration from the University of Oklahoma in 1970 where he majored in finance and economics and is a 1992 graduate of the Darden Executive Program of the University of Virginia.

     Berthold Bonekamp has been a Director of CONSOL Energy since July 1998. He has held a variety of positions in the RWE Rheinbraun Accounting Department and was promoted to Vice President and Division Head-Corporate Development, Organization and Information Processing in 1994. From 1995 to 1998 he served as Chairman of the Executive Board and Chief Executive Officer of RV Rheinbraun Handel und Dienstleistungen GmbH, Cologne, the trading and logistic services branch of the RWE Rheinbraun group. In 1998 he became a member of the Executive Board of RWE Rheinbraun AG, where he serves as Executive Vice President-International Operations. Mr. Bonekamp holds a Mechanical Engineering degree from the Muenster College of Applied Science and holds a master's degree in Business Administration (Diplom-Kaufmann) from Muenster University in Germany.

     Bernd Jobst Breloer has been a Director of CONSOL Energy Inc. since September 1998. Mr. Breloer has held various executive positions in the RWE A.G. group's nuclear division. From 1988 to 1992 he served as Chairman of the Executive Board and as Chief Executive Officer of Nukem GmbH, the group's nuclear fuel cycle services entity. In 1993, he joined RWE Rheinbraun AG, where he became a member of the Executive Board with responsibility for the Finance and Accounting Division. Mr. Breloer holds a master's degree in Business Administration (Diplom-Kaufmann) from Muenster University in Germany.

     Patricia A. Hammick has been a Director of CONSOL Energy Inc. since June 2001. She is currently an independent consultant. Ms. Hammick served as the Senior Vice President, Corporate Strategic Planning and Communications, including investor relations and government affairs, of Columbia Energy Group from 1997 through 2000. From 1983 to 1996, she served as the chief operations officer for the National Gas Supply Association in Washington, D.C., and held a management position with Gulf Oil Exploration and Production Company from 1979 through 1983. Prior to 1979, she worked for the American Petroleum Institute, the Center for Naval Analysis and the Naval Weapons Center. Ms. Hammick holds a doctorate in mathematical statistics from George Washington University, a master's degree in physics from University of California-Riverside, and a bachelor's degree in chemical physics and mathematics from Rice University. She is a member of the National Investors Relations Institute and the Arthur Page Society.

     Dr. Rolf Zimmermann has been a Director of CONSOL Energy Inc. since September 1993 and served as Executive Vice President of CONSOL Energy Inc. from January 1, 1999 through June 30, 2001. In 1973, he served in the Corporate Planning Department of the oil refinery subsidiary of RWE Rheinbraun AG. He became Vice President and head of supply in 1985. He joined RWE Rheinbraun AG in 1989 and was head of the Corporate Structure and Internal Audit Department until 1990. From 1990 to 1991, he was a member of the management board of a consulting firm established to prepare for the privatization of the East German lignite industry. In 1992, he became Senior Vice President of RWE Rheinbraun AG and head of the Business Development, Corporate Structure and Information Processing Division. Mr. Zimmermann received a master's degree (Diplom-Volkswirt) in Economics from Bonn University and holds a doctor's degree (Dr. rer.pol.) in Economics from Cologne University in Germany.

Section 16(a) Beneficial Ownership Reporting Compliance. CONSOL Energy's directors and executive officers are required under Section 16(a) of the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of CONSOL Energy Inc. Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. During the fiscal year ended June 30, 2001 and the six-month transition period ended December 31, 2001, all such reports due were filed.

Item 11. Executive Compensation.

The following table discloses the compensation for Mr. Harvey, the President and Chief Executive Officer, Mr. Zimmermann, Executive Vice-President until June 30, 2001, and the other four most highly compensated executive officers of CONSOL Energy or its subsidiaries who were serving as executive officers at December 31, 2001 whose annual salary plus other forms of compensation exceeded $100,000 (the "named executive officers"). The information provided for 2001T represents the period from July 1, 2001 through December 31, 2001. At January 1, 2002, CONSOL Energy converted to a fiscal year ending December 31. The information provided for 1999 represents the transition period from January 1, 1999 through June 30, 1999. At June 30, 1999, CONSOL Energy converted to a fiscal year ending June 30.

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation ($)                            Long Term Compensation
                                   -----------------------                            ----------------------

                                                                          Awards                         Payouts
                                                                          ------                         -------

                                                                                   #
                                                                  Restricted   Securities
                                                   Other Annual     Stock       Options/                      All Other
 Principal Position     Year   Salary    Bonus/1/  Compensation    Award (#)     SARs       LTIP Payments   Compensation/2/
--------------------   -----   -------   -------   ------------   ----------   ----------   -------------   -------------
J. Brett Harvey        2001T   273,228   650,000           --         --         120,000            --           5,100
President and Chief    2001    485,752   410,000       60,979         --         120,000       400,000          10,200
Executive Officer      2000    427,800   200,000           --         --               -       347,100           9,900
                       1999T   207,000   500,097           --         --         120,000            --           4,800
                       1998    390,000   149,050      132,125         --               -            --          26,800

Ronald J. FlorJancic   2001T   133,140   321,668           --         --          55,000            --           5,100
Executive Vice         2001    246,150   155,000       73,156         --          55,000       200,000          10,200
President              2000    235,720    88,900           --         --               -       316,997           9,990
                       1999T   114,875   355,000           --         --          60,000       280,000           4,800
                       1998    207,900   195,000           --         --               -       186,150           9,600

Ronald E. Smith        2001T   132,900   335,071           --         --          55,000            --           5,100
Executive Vice         2001    244,800   180,000           --         --          43,000       140,000          10,200
President              2000    230,470    56,400           --         --               -       161,980           9,900
                       1999T   108,600   145,000           --         --          44,000       196,000           4,800
                       1998    211,150   132,000           --         --               -       161,330           9,600

Rolf Zimmermann        2001T    18,825   233,717           --         --           2,000        59,768              --
Executive Vice         2001    224,425   176,500           --         --          47,500            --              --
President              2000    228,784    62,400           --         --              --            --              --
                       1999    100,000   125,000           --         --          50,000            --              --
                       1998         --        --           --         --              --            --              --

Christoph Koether      2001T   114,930        --       34,840/4/      --          92,500            --              --
Executive Vice         2001     18,750        --           --         --           4,000            --              --
President

Dan R. Baker           2001T   148,260   300,449       18,372         --          55,000            --           5,100
Executive Vice         2001    287,805   220,000       60,893         --          55,000       260,160          10,200
President              2000    186,680        --       74,588         --          60,000            --           5,900

----------
/1/ Bonuses represent amounts paid during the period, but accrued with respect to previous periods.
/2/  Represents matching contributions to CONSOL Energy's 401(k) Plan.

/3/  Mr. Zimmermann served as Executive Vice-President until June 30, 2001.

/4/  Includes $29,140 for transfer assistance and related payments.

Long-Term Incentive Plan. Certain officers of CONSOL Energy and its subsidiaries participate in a Long-Term Incentive Plan (LTIP). The Board of Directors may adjust award targets to reflect certain extraordinary events, including strategic restructuring and new investments for capital expansion. The Board of Directors has the discretion to terminate, suspend, withdraw or modify the LTIP in whole or in part.

     Awards under the LTIP are based on CONSOL Energy's results of operations. Performance targets are tied to operating earnings and cash flow measures. Awards are granted in units, each of which has a nominal value of $100. The awards have a three-year term and are payable in the period after the term ends. The target for the first year is the profit objective of CONSOL Energy for that year. The targets for years two and three are based upon targets stated in CONSOL Energy's long-term business plan in place prior to the beginning of the award cycle. Awards may vary from 0% to 150% of the nominal value of the unit depending upon the targeted results of operations for CONSOL Energy. For example, if the results of operations average 100% of the target for the relevant period, each unit would have a value of $100. If the results of operations average less than 80% of the target for the relevant period, each unit would have a value of $0. If the results of operations average 125% or more of the target for the relevant period, each unit would have a value of $150. A recipient may elect to receive payment when an award is earned or may defer the payment of such award. Deferred awards accrue compounded interest at an annual rate equal to Moody's AAA 10-year municipal bond rate.

     The following table provides certain information with respect to awards granted to Mr. Harvey, Mr. Zimmermann and the other named executive officers during the six months ended December 31, 2001.

                          Long-Term Incentive Plan Table
                       (July 1, 2000 - June 30, 2003 Cycle)

                                                       Estimated future payouts under
                                                        non-stock price-based plans
                       Number of    Period Until
        Name             Units     Payout (Years)   Threshold $   Target $   Maximum $
--------------------   ---------   --------------   -----------   --------   ---------
J. Brett Harvey          4,000         7/2003        8.30/unit    100/unit   150/unit

Ronald J. FlorJancic     1,850         7/2003        8.30/unit    100/unit   150/unit

Ronald E. Smith          1,700         7/2003        8.30/unit    100/unit   150/unit

Rolf Zimmermann/1/          --             --               --          --         --

Christoph Koether        1,600         7/2003        8.30/unit    100/unit   150/unit

Dan R. Baker             2,100         7/2003        8.30/unit    100/unit   150/unit

   /1/ Mr. Zimmermann had been granted 1,550 units of which 517 units vested at the date of his resignation as Executive Vice-President.

     Stock Option Grants. The following table sets forth the individual grants of stock options made to Mr. Harvey, Mr. Zimmermann and the other named executive officers of CONSOL Energy or its subsidiaries during the six months ended December 31, 2001. There were no stock appreciation rights granted during the six months ended December 31, 2001.

                                        Option/SAR Grants in Last Fiscal Year/1/
                                                                                   Potential Realizable Value at
                         Number of      % of Total                                    Assumed Annual Rates of
                        Securities    Options/ SARs -                              Stock Price Appreciation for
                        Underlying       Granted to     Exercise or                          Option Term
                       Options/SARs     Employees In     Base Price   Expiration   -----------------------------
        Name             Granted        Fiscal Year        ($/Sh)        Date          5%                10%
--------------------   ------------   ---------------   -----------   ----------   ----------         ----------
J. Brett Harvey           120,000           16.2            $26.53       2011      $2,001,600         $5,073,600

Ronald J. FlorJancic       55,000            7.4            $26.53       2011      $  917,400         $2,325,400

Ronald E. Smith            55,000            7.4            $26.53       2011      $  917,400         $2,325,400

Rolf Zimmermann             2,000            .02            $26.53       2011      $   33,360         $   84,560

Christoph Koether          55,000            7.4            $26.53       2011      $  917,400         $2,325,400

                           37,500            5.1            $25.69       2011      $  606,000         $1,535,250

Dan R. Baker               55,000            7.4            $26.53       2011      $  917,400         $2,325,400

/1/  Represents grants during the 2001 transitional period.

     The stock options granted to these executive officers will terminate ten years after the date on which they were granted. The stock options granted to Mr. Zimmermann will vest 33 1/3% per year, beginning one year after the grant date, and the remaining stock option grants will vest 25% per year, beginning one year after the grant date. The vesting of the options will accelerate upon a change of control of CONSOL Energy. The stock options will terminate upon the occurrence of the following events:

     . immediately, if the employee is terminated for cause or his employment has been terminated for any other reason and he breaches a covenant not to compete with CONSOL Energy;

     . within three months if the employee is terminated without cause (except for reduction in force) or does so voluntarily; or

     .    within three years upon the death of the option holder.

     The following table sets forth the number of aggregated stock options which became exercisable or which were unexercisable for Mr. Harvey, Mr. Zimmermann and the other named executive officers of CONSOL Energy or its subsidiaries at December 31, 2001. There were no stock appreciation rights which were or became exercisable during the six months ended December 31, 2001.

                       Aggregated Option/SAR Exercises in Last Fiscal Year/1/
                               and Fiscal Year-End Option/SAR Values
-------------------------------------------------------------------------------------------------------
                                                     Number of Securities
                                                    Underlying Unexercised
                                                       Options/ SARs at         Value of Unexercised
                                                        Fiscal Year End      in-the-Money Options/SARs
                                                    ----------------------     at Fiscal Year-End ($)
                                                                             --------------------------
                                                              (#)
                                           Value              ---
                       Shares Acquired   Realized        Exercisable/               Exercisable/
        Name             on Exercise        ($)          Unexercisable             Unexercisable/2/
--------------------   ---------------   --------   ----------------------   --------------------------
J. Brett Harvey                 --             --       90,000/270,100           $711,225/$1,072,875

Ronald J. FlorJancic            --             --       43,750/126,350           $  348,078/$513,834

Ronald E. Smith                 --             --       32,750/109,350           $  259,276/$388,867

Rolf Zimmermann                 --             --        36,875/62,625           $  292,577/$435,730

Christoph Koether               --             --            --/96,500/3/        $              0/$0

Dan R. Baker                15,000       $260,160       28,750/126,350           $  282,041/$646,959

/1/  Represents exercises during the 2001 transitional period.

/2/ Calculated on the basis of the closing sale price of $24.84 per share on December 31, 2001 less the exercise purchase price per share.

/3/ Includes options to purchase 4,000 shares granted as member of Board of Directors.

Retirement Benefits. Pension benefits for salaried employees under the CONSOL Energy Inc. Retirement Plan are based on an employee's years of service and average monthly pay during the employee's three highest-paid years. "Average monthly pay" for this purpose includes regular compensation and 100% of annual variable compensation payments, but excludes other bonuses and compensation in excess of limits imposed by the Internal Revenue Code. The Internal Revenue Code limits the amount of annual benefits which may be payable from the pension trust. Retirement benefits provided under the pension plan in excess of these limitations are paid from the Corporation's general revenues under separate, nonfunded pension restoration plans.

                    Pension Plan Table
--------------------------------------------------------

                           Years of Service
--------------------------------------------------------

Remuneration      15         20        25          30
------------   --------   --------   --------   --------
 $ 90,000      $ 21,600   $ 28,800   $ 35,600   $ 37,500
 $145,000      $ 34,800   $ 46,400   $ 57,300   $ 60,200
 $200,000      $ 48,000   $ 64,000   $ 79,100   $ 82,900
 $255,000      $ 61,200   $ 81,600   $100,800   $105,600
 $310,000      $ 74,400   $ 99,200   $122,600   $128,300
 $365,000      $ 87,600   $116,800   $144,300   $151,000
 $420,000      $100,800   $134,400   $166,000   $173,700
 $530,000      $127,200   $169,600   $209,500   $219,100
 $640,000      $153,600   $204,800   $253,000   $264,600
 $750,000      $180,000   $240,000   $296,500   $310,000

     The foregoing table illustrates the straight life annuity amounts payable under the Pension and Retirement Plan and pension restoration plans to CONSOL Energy employees retiring at age 65 in 2002. Amounts shown above are subject to deduction for Social Security payments. The current years of service credited for retirement benefits for the named officers are as follows:

J.B. Harvey             15
R.E. Smith              26
R.J. FlorJancic         26
D.R. Baker              16
Rolf Zimmermann          2
Christoph Koether        1

Compensation of Directors. Members of the Board of Directors who are employees of CONSOL Energy or any of its subsidiaries are not compensated for service on the Board of Directors or on any of its Committees. Members of the Board, other than Mr. Whitmire, who are not employees of CONSOL Energy or any of its subsidiaries receive an annual Board membership fee of $30,000; an attendance fee of $2,000 for each meeting of the Board of Directors; an attendance fee of $1,000 for each meeting of any Committee of the Board of Directors upon which they serve and, if Chairman of a Committee, an annual fee of $2,000; and, in accordance with the terms of the Corporation's Equity Incentive Plan, an initial stock option grant of 4,000 shares and, thereafter, an annual grant of stock options to acquire 2,000 shares.

Plans for Directors. Under the terms of the Equity Incentive Plan, any director may defer all or part of the payment of Board and Committee fees in the form of cash or stock units until a specified year, until ceasing to be a CONSOL Energy director or death. Annual stock grants may also be deferred but only as stock units. Interest equivalents accrue on payments deferred in the form of cash and dividend equivalents accrue on payments deferred in the form of stock units.

Employment Agreements.

Employment Agreement With Mr. Harvey. J. Brett Harvey entered into an employment agreement with CONSOL Energy Inc. on December 11, 1997. Under the terms of this contract, Mr. Harvey assumed his current position as the President and Chief Executive Officer on January 1, 1998. The employment agreement provides for a term through December 31, 2004. The term of the agreement is to be extended for an additional year, or through December 31, 2005, if Mr. Harvey remains employed by the Corporation on December 31 of the year 2002. The term of the agreement can be extended for one year in a similar manner in succeeding years e.g. if employed on December 31, 2003, the term is extended through December 31, 2006 but in no case is the term of the employment agreement to be extended beyond December 31, 2007, and it may be terminated earlier. Mr. Harvey's employment will terminate:

     . if he becomes disabled and would be eligible to receive disability benefits under CONSOL Energy Inc.'s employee retirement plan;

     .    if either party terminates the agreement; or

     . for cause as determined by the Board of Directors of CONSOL Energy at any time.

     If the agreement is terminated by CONSOL Energy other than for cause or if Mr. Harvey resigns, Mr. Harvey will receive severance payments in an amount equal to any incentive compensation received in the preceding 12 months and his then current base salary. These amounts would be paid to Mr. Harvey until the end of the term of the employment agreement. In the event of termination for cause, Mr. Harvey's compensation and benefits terminate at the end of the month in which the notice of termination is given.

     Mr. Harvey's yearly base salary is $546,450. He is entitled to participate in all incentive compensation programs for senior management of CONSOL Energy Inc., including short-term and long-term incentive pay programs. He also is eligible for all employee benefit plans and policies applicable to CONSOL Energy Inc. employees. For employee retirement plans purposes, Mr. Harvey will receive 11 years of additional service credit representing his years of employment at PacifiCorp, deducting from any such benefits amounts payable to him pursuant to any retirement or similar plans of PacifiCorp.

     Mr. Harvey's employment agreement contains certain confidentiality and non-competition obligations. Mr. Harvey must keep CONSOL Energy's non-public information confidential during the term of the employment agreement and for a period of 12 months after his termination. Mr. Harvey has agreed not to compete with the business of CONSOL Energy for so long as he receives severance benefits under the terms of the employment agreement.

     Agreement with John L. Whitmire. CONSOL Energy Inc. entered into an agreement with Mr. Whitmire on February 22, 1999 pursuant to which he was engaged as the non-executive Chairman of the Board of CONSOL Energy Inc., subject to election by the Corporation's shareholders. Under the terms of the agreement, Mr. Whitmire receives cash compensation of $100,000, shares of common stock having a fair market value of $225,000 and stock options having a fair market value of $25,000 each year. Initially, Mr. Whitmire was elected to serve as the Chairman of the Board by the shareholders of CONSOL Energy Inc. on March 3, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth at March 1, 2002 information with respect to beneficial ownership by (1) beneficial owners of more than five percent of CONSOL Energy's Common Stock known by the Corporation, based upon information filed with the Securities and Exchange Commission, (2) each director, (3) each named executive officer (4) all directors and executive officers of the Corporation as a group. The shares identified as beneficially owned by RWE A.G. are shares held of record by RWE Rheinbraun AG and Rheinbraun U.S. GmbH, direct and indirect wholly owned subsidiaries of RWE A.G. RWE A.G. is a publicly held company in Germany. The address of the directors and executive officers of CONSOL Energy is c/o CONSOL Energy Inc., 1800 Washington Road, Pittsburgh, PA 15241, and, unless otherwise indicated, the named person has the sole voting or investment powers with respect to shares of CONSOL Energy Common Stock set forth opposite such person's name.

                                          Amount and Nature of
Name and Address                         Beneficial Ownership/1/   Percent
--------------------------------------   -----------------------   -------
RWE A.G
Opernplatz
45128 Essen, Germany..................          57,997,357           73.7

J. Brett Harvey/1/....................             138,669              *

Ronald E. Smith/1/....................              46,059              *

Ronald J. FlorJancic/1/...............              59,248              *

D.R. Baker/1/.........................              31,641              *

Christoph Koether/1/..................               1,333              *

John L. Whitmire/1/...................              55,769              *

Berthold Bonekamp/1/..................               4,667              *

Bernd Breloer/1/......................               4,667              *

Dr. Rolf Zimmermann/1/................              49,375              *

P.W. Baxter/1/........................               3,334              *

P.A. Hammick/1/.......................                  -0-             *

All Directors and Executive
Officers as a group (13 persons)/1/...             429,593              *

----------
*    Indicates less than one percent (1%) ownership.

     /1/ Includes shares issuable pursuant to options that were currently exercisable (or may become exercisable on or before May 1, 2002) as follows: Mr. Harvey, 120,100; Mr. Smith, 43,850; Mr. FlorJancic, 58,850; Mr. Baker, 28,850;
Mr. Koether, 1,333; Mr. Whitmire, 4,639; Mr. Bonekamp, 4,667; Mr. Breloer, 4,667; Dr. Zimmermann, 49,375; Mr. Baxter, 3,334; Ms. Hammick, 0; and for all directors and executive officers as a group, 349,115. Does not include shares of Common Stock subject to stock options which will become exercisable in increments in future years in the following amounts: Mr. Harvey, 240,000; Mr. Smith, 98,250; Mr. FlorJancic, 111,250; Mr. Baker, 126,250; Mr. Koether, 95,167;
Mr. Bonekamp, 3,333; Mr. Breloer, 3,333; Dr. Zimmermann, 50,125; Mr. Baxter, 4,666; Ms. Hammick, 4,000; and for all directors and executive officers as a group, 825,124.

Item 13. Certain Relationships and Related Transactions.

     CONSOL Energy occasionally sells coal to RWE Rheinbraun AG, and its subsidiaries on a basis reflecting the market value of the product. No sales were made to RWE Rheinbraun, AG or its subsidiaries for the six months ended December 31, 2001.

     Also, a subsidiary of RWE Rheinbraun AG periodically provides insurance brokerage coverage services to CONSOL Energy Inc. without fee. For the six months ended December 31, 2001, CONSOL Energy Inc. has expensed $222,000 of insurance premium .

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                  EXHIBIT INDEX

                                                                                                          Page
                                                                                                          ----
(a)(1)     Financial Statements:

           The following consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

           Report of Independent Auditors.................................................................  46

           Consolidated Statements of Income for the Six Months Ended December 31, 2001, Twelve Months
           Ended June 30, 2001 and 2000 and the Six Months Ended June 30, 1999............................  47

           Consolidated Balance Sheets at December 31, 2001, June 30, 2001 and June 30, 2000..............  48

           Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 2001,
           Twelve Months Ended June 30, 2001 and 2000 and the Six Months Ended June 30, 1999..............  49

           Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001, Twelve
           Months Ended June 30, 2001 and 2000 and the Six Months Ended June 30, 1999.....................  50

           Notes to Consolidated Financial Statements.....................................................  51

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

3.2        By-Laws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 2.

4.1        Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL
           Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

4.2        Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York,
           as trustee.

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

10.9       Intentionally omitted.

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

10.17      Intentionally omitted.

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

10.20      CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit
           10.20 to Amendment No. 2.

10.21      Senior Revolving Loan Agreement dated January 22, 2001 among CONSOL Energy Inc. and
           Citibank, N.A., The Bank of Nova Scotia, Bank One, NA, Dresdner Bank, AG, New York and Grand
           Cayman Branches, Mellon Bank and PNC Bank, N.A. for a maximum principal amount at any one time outstanding not to exceed $600,000,000.

10.22      Registration Rights Agreement, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., Salomon Smith Barney Inc., Dresdner Kleinwort
           Wasserstein--Grantchester, Inc., Mellon Financial Markets, LLC, PNC Capital Markets, Inc.,
           Scotia Capital Markets, Inc., Australia and New Zealand Banking Group Limited--London Branch
           and  NatCity Investments, Inc.

10.23      Amended and Restated Senior Revolving Loan Agreement, dated September 21, 2001, among CONSOL Energy Inc. and Citibank, N.A., The Bank of Nova Scotia, Dresdner
           Bank, AG, New York and Grand Cayman Branches, Mellon Bank, N.A., Australia and
           New Zealand Banking Group Limited, PNC Bank, N.A. and National City Bank.

10.24      Letter Amendment, dated January 7, 2002, amending the Amended and Restated Senior Revolving
           Loan Agreement, among CONSOL Energy Inc. and Citibank, N.A., The Bank of Nova Scotia,
           Dresdner Bank, AG, New York and Grand Cayman Branches, Mellon Bank, N.A., Australia and New
           Zealand Banking Group Limited, PNC Bank, N.A. and National City Bank.

10.25      Letter Waiver, dated February 8, 2002, amending the Amended and Restated Senior Revolving
           Loan Agreement, among CONSOL Energy Inc. and Citibank, N.A., The Bank of Nova Scotia,
           Dresdner Bank, AG, New York and Grand Cayman Branches, Mellon Bank, N.A., Australia and New
           Zealand Banking Group Limited, PNC Bank, N.A. and National City Bank.

12         Computation of Ratio of Earnings to Fixed Charges.

21         Subsidiaries of CONSOL Energy Inc.

23.1       Consent of Ernst & Young LLP.

Supplemental Information

     No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this form 10-K. An annual report will be sent to shareholders subsequent to the filing of this form 10-K. Said annual report will be forwarded to the commission when the same are sent to shareholders of CONSOL Energy.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 29th day of March, 2002.

                                      CONSOL ENERGY INC.


                                      By:  /s/  J. BRETT HARVEY
                                          --------------------------------------
                                          J. Brett Harvey,
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 29th day of March, 2002, by the following persons on behalf of the Registrant in the capacities indicated:

           SIGNATURE                                           TITLE
           ---------                                           -----


/s/ John L. Whitmire                       Chairman of the Board
----------------------------------------
        John L. Whitmire


/s/ J. Brett Harvey                        President and Chief Executive Officer and Director (Principal
----------------------------------------
           J. Brett Harvey                 Executive Officer)


/s/ Christoph Koether                      Executive Vice President and Director
----------------------------------------
           Christoph Koether


/s/ William Lyons                          Senior Vice President, Chief Financial Officer and Controller
----------------------------------------
           William Lyons                   (Principal Financial and Accounting Officer)


/s/ Philip W. Baxter                       Director
----------------------------------------
           Philip W. Baxter


/s/ Berthold Bonekamp                      Director
----------------------------------------
           Berthold Bonekamp


/s/ Bernd J. Breloer                       Director
----------------------------------------
           Bernd J. Breloer


/s/ Patricia A. Hammick                    Director
----------------------------------------
           Patricia A. Hammick


/s/ Rolf Zimmermann                        Director
----------------------------------------
           Rolf Zimmermann