Form 10-Q
period 2002-03-31
CONSOL ENERGY INC
filed 2002-05-01
CIK 1070412

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                        ------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002 or
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from              to
                               ------------    --------------

Commission File Number: 001-14901
                        ---------

                              CONSOL Energy Inc.
            ------------------------------------------------------
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

Yes  X       No
    ---         ---

As of April 26, 2002, there were 78,712,374 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                    PART I
                             FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
ITEM 1.        CONDENSED FINANCIAL STATEMENTS

               Consolidated Statements of Income for the three months ended March 31, 2002 and March 31, 2001 ....................................................................  1

               Consolidated Balance Sheets at March 31, 2002
               and December 31, 2001 .................................................................  2

               Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2002 ...........................................................  4

               Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001 ...............................................  5

               Notes to Consolidated Financial Statements ............................................  6

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION ......................................... 13

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK ..................................................................... 22

                                                 PART II
                                            OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS ..................................................................... 23

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS ............................................. 23

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES ....................................................... 23

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................... 23

ITEM 5.        OTHER INFORMATION ..................................................................... 23

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K ...................................................... 24

                                    PART I
                             FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2002            2001
                                                   ----------      ----------
Sales - Outside                                   $   507,194     $   573,413
Sales - Related Parties                                     4           3,517
Freight - Outside                                      36,432          31,973
Freight - Related Parties                                                 662
Other Income                                            8,371          18,371
                                                   ----------      ----------
  Total Revenue                                       552,001         627,936
Cost of Goods Sold and Other
  Operating Charges                                   364,902         421,415
Freight Expense                                        36,432          32,635
Selling, General and Administrative
  Expense                                              16,657          14,287
Depreciation, Depletion and
  Amortization                                         66,457          60,631
Interest Expense                                       10,137          14,662
Taxes Other Than Income                                50,725          37,235
Export Sales Excise Tax Resolution                                    (95,292)
                                                   ----------      ----------
  Total Costs                                         545,310         485,573
                                                   ----------      ----------
Earnings Before Income Taxes                            6,691         142,363
Income Taxes                                            1,190          41,563
                                                   ----------      ----------
  Net Income                                      $     5,501     $   100,800
                                                   ==========      ==========
  Basic Earnings Per Share                        $      0.07     $      1.28
                                                   ==========      ==========
  Dilutive Earnings Per Share                     $      0.07     $      1.27
                                                   ==========      ==========
Weighted Average Number of
  Common Shares Outstanding:
  Basic                                            78,704,593      78,616,575
                                                   ==========      ==========
  Dilutive                                         78,909,819      79,201,793
                                                   ==========      ==========
Dividends Paid Per Share                          $      0.28     $      0.28
                                                   ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                 (Unaudited)
                                                  March 31,        December 31,
                                                    2002               2001
                                                 -----------       ------------
                       ASSETS

Current Assets:
 Cash and Cash Equivalents                       $   24,298         $   15,582
 Accounts and Notes Receivable:
  Trade                                             220,987            220,442
  Other Receivables                                 132,484            123,354
 Inventories                                        183,618            113,894
 Deferred Income Taxes                               54,794             54,708
 Recoverable Income Taxes                             3,904
 Prepaid Expenses                                    57,060             42,274
                                                  ---------          ---------
  Total Current Assets                              677,145            570,254

Property, Plant and Equipment:
 Property, Plant and Equipment                    5,520,032          5,413,960
 Less - Accumulated Depreciation,
  Depletion and Amortization                      2,626,793          2,498,650
                                                  ---------          ---------
  Total Property, Plant and
    Equipment - Net                               2,893,239          2,915,310

Other Assets:
 Deferred Income Taxes                              519,649            520,906
 Advance Mining Royalties                            92,356             92,644
 Investment in Affiliates                            82,515             77,667
 Other                                              119,968            120,813
                                                  ---------          ---------

  Total Other Assets                                814,488            812,030
                                                  ---------          ---------

  Total Assets                                   $4,384,872         $4,297,594
                                                  =========          =========

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                                (Unaudited)
                                                                  March 31,       December 31,
                                                                    2002              2001
                                                                 ----------       ------------
           LIABILITIES AND
        STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                                               $   142,527       $   171,741
 Short-Term Notes Payable                                           178,321            77,869
 Current Portion of Long-Term Debt                                   49,948            72,771
 Accrued Income Taxes                                                                   4,799
 Other Accrued Liabilities                                          385,466           313,568
                                                                 ----------       ------------
  Total Current Liabilities                                         756,262           640,748

Long-Term Debt:
 Long-Term Debt                                                     466,157           464,187
 Capital Lease Obligations                                            7,496             8,482
                                                                 ----------       ------------
  Total Long-Term Debt                                              473,653           472,669

Deferred Credits and Other Liabilities:
 Postretirement Benefits Other Than Pensions                      1,437,849         1,417,567
 Pneumoconiosis Benefits                                            461,187           459,776
 Mine Closing                                                       334,108           333,738
 Workers' Compensation                                              280,625           269,075
 Deferred Revenue                                                   216,043           227,595
 Reclamation                                                          9,988            13,744
 Other                                                              159,198           191,123
                                                                 ----------       ------------
  Total Deferred Credits and Other Liabilities                    2,898,998         2,912,618

Stockholders' Equity:
Common Stock, $.01 par value;
 500,000,000 Shares Authorized; 80,267,558 Issued
 and 78,712,374 Outstanding at March 31, 2002;
 80,267,558 Issued and 78,705,638 Outstanding
 at December 31, 2001                                                   803               803
Preferred Stock, 15,000,000 Shares Authorized;
 None Issued and Outstanding
Capital in Excess of Par Value                                      643,681           643,627
Retained Earnings (Deficit)                                        (334,103)         (317,566)
Other Comprehensive Loss                                            (36,852)          (37,659)
Common Stock in Treasury, at Cost - 1,555,184
 Shares at March 31, 2002; 1,561,920 Shares
 at December 31, 2001                                               (17,570)          (17,646)
                                                                 ----------       ------------
 Total Stockholders' Equity                                         255,959           271,559
                                                                 ----------       ------------
 Total Liabilities and Stockholders' Equity                     $ 4,384,872       $ 4,297,594
                                                                 ==========       ============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 (Dollars in thousands, except per share data)

                                                                                       Other                        Total
                                                   Capital in        Retained         Compre-                      Stock-
                                       Common       Excess of        Earnings         hensive       Treasury      holders'
                                       Stock        Par Value        (Deficit)          Loss          Stock        Equity
                                      -------      ----------     ------------     -----------    -----------    -----------
Balance -
 December 31, 2001                    $ 803        $ 643,627      $ (317,566)      $  (37,659)    $  (17,646)    $  271,559
(Unaudited)
Net Income                                                             5,501                                          5,501
Treasury Rate Lock
 (net of $514 tax)                                                                        807                           807
Treasury Stock Issued
 (6,736 shares)                                           54                                              76            130
Dividends ($.28 per share)                                           (22,038)                                       (22,038)
                                      -------      ----------     ------------     -----------    -----------    -----------
Balance -
 March 31, 2002                       $ 803        $ 643,681      $ (334,103)      $  (36,852)    $  (17,570)    $  255,959
                                      =======      ==========     ============     ===========    ============   ============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                             (Dollars in thousands)

                                                                     Three Months Ended
                                                                         March 31,
                                                                  --------------------------
                                                                     2002          2001
                                                                  ----------     -----------
Operating Activities:
  Net Income                                                    $     5,501    $   100,800
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
  Depreciation, Depletion and Amortization                           66,457         60,631
  Gain on the Sale of Assets                                           (298)        (1,700)
  Amortization of Advance Mining Royalties                            4,064          7,214
  Deferred Income Taxes                                                 657         13,920
  Equity in Earnings of Affiliates                                      560         (6,144)
  Changes in Operating Assets:
    Accounts and Notes Receivable                                    (9,675)      (106,195)
    Inventories                                                     (69,724)           673
    Prepaid Expenses                                                (14,786)        (8,819)
  Changes in Other Assets                                             3,066         14,732
  Changes in Operating Liabilities:
    Accounts Payable                                                (29,214)         4,229
    Other Operating Liabilities                                      63,195         (3,617)
  Changes in Other Liabilities                                       13,532         52,734
  Other                                                              (2,425)         1,110
                                                                  ----------     -----------
                                                                     25,409         28,768
                                                                  ----------     -----------
  Net Cash Provided by Operating Activities                          30,910        129,568
                                                                  ----------     -----------

Investing Activities:
  Capital Expenditures                                              (70,360)       (50,095)
  Additions to Advance Mining Royalties                              (3,776)        (1,805)
  Acquisition of Line Creek Mine Joint Venture                                        (550)
  Investment in Equity Affiliates                                    (5,408)         5,967
  Proceeds from Sales of Assets                                         949         (6,620)
                                                                  ----------     -----------
    Net Cash Used in Investing Activities                           (78,595)       (53,103)
                                                                  ----------     -----------

Financing Activities:
  Payments on Commercial Paper - Net                               (144,750)       (48,693)
  Payments on Miscellaneous Borrowings                                 (987)        (1,145)
  Payments on Long Term Notes                                       (23,000)
  Proceeds from Long Term Notes                                     246,310
  Dividends Paid                                                    (22,025)       (22,005)
  Proceeds from Treasury Rate Lock                                    1,332
  Payments for Bond Issuance Costs                                     (596)
  Issuance of Treasury Stock                                            117            421
                                                                  ----------     -----------
    Net Cash Provided by (Used in) Financing Activities              56,401        (71,422)
                                                                  ----------     -----------
Net Increase in Cash and Cash Equivalents                             8,716          5,043
Cash and Cash Equivalents at Beginning of Period                     15,582         10,252
                                                                  ----------     -----------
Cash and Cash Equivalents at End of Period                      $    24,298    $    15,295
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 March 31, 2002
                                 --------------
                 (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the transitional period ended December 31, 2001 included in CONSOL Energy Inc.'s (CONSOL Energy) Form 10-K, as filed on March 29, 2002.

CONSOL Energy changed from a fiscal year ending June 30 to a fiscal year ending December 31. CONSOL Energy had a transitional period ending December 31, 2001. CONSOL Energy's first full year ending December 31 started January 1, 2002 and ends December 31, 2002. CONSOL Energy has made this change in order to align its fiscal year with that of RWE AG, which beneficially owns directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy.

Certain reclassifications of the prior year's data have been made to conform to the three months ended March 31, 2002 classifications.

NOTE 2 - ACQUISITION:
--------------------

On December 7, 2001, in order to expand its international market share, CONSOL Energy purchased for $17,950, a 50% interest in the Glennies Creek Mine, which is currently under development in New South Wales, Australia. Glennies Creek produces a high fluidity coking coal that will be sold primarily to steel makers in the Asia-Pacific region. The acquisition has been accounted for as a purchase and accordingly, since the date of acquisition the operating results of Glennies Creek Mine have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting. Pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for the three months ended March 31, 2001.

On August 22, 2001, in order to expand existing gas operations, CONSOL Energy purchased the remaining 50% interest in the coalbed methane reserves and the remaining 25% interest in the production and gathering assets in southwestern Virginia of Pocahontas Gas Partnership and Cardinal States Gathering Company for $155,312. Prior to the acquisition, CONSOL Energy owned 50% and 75%, respectively, of these two entities. The acquisition has been accounted for as a purchase and, accordingly, the operating results for the portion of Pocahontas Gas Partnership and Cardinal States Gathering Company previously reported on the equity method and the newly acquired portions have been included in CONSOL Energy's operating results using full consolidation since the date of acquisition. The pro forma results, assuming the acquisition of the interests in these entities had occurred January 1, 2001, are estimated to be:

                                                  Pro forma
                                             Three Months Ended
                                               March 31, 2001
                                             ------------------
Revenues                                          $650,659
Net income                                        $104,795
Net income per common share:
    Basic                                            $1.33
    Diluted                                          $1.32

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interest in these entities had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

On July 2, 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired power plants. CONSOL Energy purchased, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which owns mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all have limited economically mineable reserves. The Meigs 31 mine of Southern Ohio Coal Company was closed on October 24, 2001 and the Muskingham surface mine of Central Ohio Coal Company closed on December 14, 2001. The Meigs 2 mine of Southern Ohio Coal Company closed on March 6, 2002. CONSOL Energy will expand its McElroy and Robinson Run Mines to meet the new supply agreement requirements as the former American Electric Power mines deplete.

As part of this acquisition, CONSOL Energy assumed approximately $239,000 of long-term liabilities related to employee and mine closure liabilities in this acquisition, as well as other current liabilities. American Electric Power paid CONSOL Energy $336,000 in cash. Subsequent to the acquisition, the cash included as part of the acquisition was used by CONSOL Energy to reduce a portion of its short-term debt. For income tax purposes, an election was made to treat the stock acquisition as a purchase of assets. Therefore, an income tax liability was recognized as part of the acquisition based upon the excess of the assets received over the tax liabilities assumed. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company have been included in CONSOL Energy's operating results since the date of acquisition. The pro forma results, assuming the acquisition of the interests in these entities had occurred January 1, 2001, are estimated to be:

                                                  Pro forma
                                             Three Months Ended
                                               March 31, 2001
                                             ------------------
Revenues                                            $714,544
Net income                                          $104,008
Net income per common share:
    Basic                                           $1.32
    Diluted                                         $1.31

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interest in these entities had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

NOTE 3 - INCOME TAXES:
---------------------

The following is a reconciliation, stated as a percentage of pretax income of the U. S. statutory federal income tax rate to CONSOL Energy's effective tax rate:

                                                   For the Three
                                                    Months Ended
                                                     March 31,
                                                 --------------------
                                                  2002       2001
                                                 -------    ---------
Statutory U. S. federal income tax rate           35.0 %     35.0 %
Excess tax depletion                             (29.7)      (7.4)
Nonconventional fuel tax credit                              (1.3)
Net effect of state tax                            5.0        2.8
Net effect of foreign tax                          8.4        0.3
Other                                             (0.9)      (0.2)
                                                 -------    ---------
Effective Income Tax Rate                         17.8 %     29.2 %
                                                 =======    =========

NOTE 4 - INVENTORIES:
--------------------

The components of inventories consist of the following:

                                      March 31,        December 31,
                                         2002              2001
                                      ---------        ------------
Coal                                  $ 105,304         $  33,897
Merchandise for resale                   21,565            21,816
Supplies                                 56,749            58,181
                                      ---------        ------------

Total Inventories                     $ 183,618         $ 113,894
                                      =========        ============

NOTE 5 - COMMITMENTS AND CONTINGENCIES:
--------------------------------------

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of CONSOL Energy's subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in a number of asbestos cases in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In addition, CONSOL Energy has recognized a liability related to a waste disposal site and accrued $3,275 in Other Liabilities. CONSOL Energy has paid $1,909 cumulatively ($358 in the three months ended March 31, 2002) related to the remediation of this waste disposal site and, accordingly, reduced the liability to $1,366. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

NOTE 6 - SEGMENT INFORMATION:
----------------------------

Industry segment results for the three months ended March 31, 2002:

                                        Coal          Gas        All Other     Elimination      Consolidated
                                    ------------   ----------    ----------    ------------     -------------

Sales - outside                     $   457,866    $  27,692     $  21,636      $                $   507,194
Sales - related parties                       4                                                            4
Freight - outside                        36,432                                                       36,432
Intersegment transfers                                   445        25,942        (26,387)
                                    ------------   ----------    ----------    ------------     -------------
  Total Sales and Freight           $   494,302    $  28,137     $  47,578      $ (26,387)       $   543,630
                                    ============   ==========    ==========    ============     =============

Pretax Operating
  Income (Loss) (A)                 $    13,748    $   4,487     $ (1,765)                       $    16,470
                                    ============   ==========    ==========                     =============

Segment assets (B)                  $ 2,948,028    $ 602,673     $ 208,425                       $ 3,759,126
                                    ============   ==========    ==========                     =============
Depreciation, depletion and
  amortization                      $    53,781    $   8,162     $   4,514                       $    66,457
                                    ============   ==========    ==========                     =============
Additions to property, plant
  and equipment                     $    52,183    $  18,695     $   1,838                       $    72,716
                                    ============   ==========    ==========                     =============

     (A) Includes equity in net income (loss) of unconsolidated equity affiliates of ($2), ($374) and ($184) for Coal, Gas and All Other, respectively.
     (B) Includes investments in unconsolidated equity affiliates of $72,434, $9,185, and $896 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $72,194 of receivables related to the Export Sales Excise Tax Resolution that was primarily recognized in the year ended June 30, 2001.

 Industry segment results for the three months ended March 31, 2001:

                                        Coal          Gas        All Other     Elimination       Consolidated
                                     ----------     --------     ---------     -----------       ------------
Sales - outside                      $  494,812     $ 43,374     $  35,227     $                 $    573,413
Sales - related parties                   3,517                                                         3,517
Freight - outside                        31,973                                                        31,973
Freight - related parties                   662                                                           662
Intersegment transfers                                   613        22,113         (22,726)
                                     ----------     --------     ---------     -----------       ------------
  Total Sales and Freight            $  530,964     $ 43,987     $  57,340     $   (22,726)      $    609,565
                                     ==========     ========     =========     ===========       ============
Pretax Operating
  Income (Loss) (C)                  $   98,055     $ 36,403     $  (7,326)                      $    127,132
                                     ==========     ========     =========                       ============
Segment assets (D)                   $2,966,918     $332,114     $ 168,988                       $  3,468,020
                                     ==========     ========     =========                       ============
Depreciation, depletion and
  amortization                       $   54,149     $  2,008     $   4,474                       $     60,631
                                     ==========     ========     =========                       ============

Additions to property, plant
  and equipment                      $   37,796     $ 11,056     $   3,888                       $     52,740
                                     ==========     ========     =========                       ============

     (C) Includes equity in earnings of unconsolidated affiliates of ($777), $8,090 and ($1,169) for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $65,675 of income related to the Export Sales Excise Tax Resolution.

     (D) Includes investments in unconsolidated equity affiliates of $37,532, $183,504 and $840 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $68,954 of receivables related to the Export Sales Export Tax Resolution.


Reconciliation of Segment Information to Consolidated Amounts:


Operating Profit:
                                                 For the Three Months Ended
                                                          March 31,
                                              --------------------------------
                                                  2002                2001
                                              -------------        -----------
Total segment pretax operating income         $      16,470        $   127,132

Interest income (expense), net
and other non-operating activity                     (9,779)            15,231
                                              -------------        -----------

Earnings Before Income Taxes                  $       6,691        $   142,363
                                              =============        ===========

Total Assets:

                                                              March 31,
                                                    ---------------------------
                                                       2002            2001
                                                    -----------     -----------
Total assets for reportable segments                $ 3,759,126     $ 3,468,020
Cash and other investments                               24,695          15,616
Export sales excise tax resolution
  interest receivable                                    20,602          29,617
Deferred tax assets                                     574,443         375,499
Recoverable income taxes                                  3,904
Bond issuance costs                                       2,102
                                                    -----------     -----------
Total Consolidated Assets                           $ 4,384,872     $ 3,888,752
                                                    ===========     ===========

NOTE 7- SUBSEQUENT EVENT
------------------------

On April 17, 2002, CONSOL Energy received $7,350 in a contract settlement. CONSOL Energy expects to recognize approximately $7,000 of income in the quarter ended June 30, 2002 related to this settlement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


General

Total coal sales for the three months ended March 31, 2002 were 17.4 million tons, including a portion of sales by equity affiliates, of which 16.6 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales of
20.4 million tons for the three months ended March 31, 2001, of which 19.9 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. Demand for coal was weak due mainly to the warm weather in the eastern United States and the sluggish U. S. economy. Some of our customers have delayed shipments of coal and some electricity power plants are burning significantly less than normal amounts of coal. Inventory of company produced coal was 4.7 million tons at March 31, 2002 compared with 1.5 million tons at December 31, 2001. Average sales prices for company produced coal have increased 7.8% to $26.44 per ton in the 2002 period from $24.53 per ton in the 2001 period reflecting the higher prices negotiated in a more favorable coal market in the last three quarters of 2001.

Until energy markets strengthen, CONSOL Energy will reduce mine output during the remainder of 2002 by five to six million tons from planned output in order to match anticipated demand. The following mines will reduce production:
Mahoning Valley (Ohio); VP8 (Virginia); Blacksville 2 (West Virginia); Robinson Run (West Virginia); McElroy (West Virginia); Shoemaker (West Virginia); and Rend Lake (Illinois). The following mines will close permanently during the year due to the depletion of economically mineable reserves: Dilworth (Pennsylvania); Humphrey (West Virginia); and Windsor (Ohio). Meigs 2 (Ohio) closed during the 2002 period. The Loveridge mine will remain idle. CONSOL Energy also will institute additional cost control measures and defer some capital expenditure projects.

Sales volume of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 24.8% to
11.0 billion cubic feet in the 2002 period compared with 8.8 billion cubic feet in the 2001 period. The increased sales volume is primarily due to higher production and sales volumes as a result of the acquisition of the 50% interest in Pocahontas Gas Partnership on August 22, 2001 that we previously did not own. Our average sales price for coalbed methane gas, including sales of equity affiliates, decreased 61.2% to $2.62 per million British thermal units in the 2002 period compared with $6.75 per million British thermal units in the 2001 period. Gas prices through the first quarter of 2002 were lower than levels during the first quarter of 2001 due to the slow-down of the U. S. economy, the mild winter in the eastern United States and a reduction in industrial demand.

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

Results of Operations

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Net Income

CONSOL Energy's net income was $6 million for the three months ended March 31, 2002 compared to $101 million for the three months ended March 31, 2001. The decrease of $95 million primarily was due to the income recognized in the three months ended March 31, 2001 related to the export sales excise tax resolution. The decrease was also due to reduced revenue from sales of coal and coalbed methane gas, offset, in part, by reduced cost of goods sold and other charges. Sales revenue from coal were lower in the 2002 period compared to the 2001 period primarily due to a 16.9% reduction in sales volumes of company produced coal sold. Sales revenue from coalbed methane gas was also lower in the 2002 period compared to the 2001 period primarily due to a 60.6% decrease in the sales price per million British thermal unit. These reduced sales revenues were offset, in part, by a decrease in cost of goods sold and other charges related to coal sales primarily due to the reduction in sales volumes.

Revenue

Sales decreased $70 million, or 12.1%, to $507 million for the 2002 period from $577 million for the 2001 period.

Revenues from the sale of company produced coal decreased $50 million, or 10.4%, to $429 million in the 2002 period from $479 million in the 2001 period. The decrease in company produced coal revenue was due mainly to a decrease in the tons sold. Company produced tons sold were 16.2 million tons in the 2002 period, a 3.3 million ton, or 16.9%, decrease from the 2001 period. The decrease in tons sold was due primarily to the deferral of shipments by our customers from the first quarter of 2002 to later in the year as a result of the mild weather experienced in the first quarter. Although sales volumes have declined from the 2001 period, the average sales price per ton of company produced coal sold increased. Average sales price per ton of company produced coal increased 7.8% to $26.44 per ton for the 2002 period from $24.53 per ton for the 2001 period. The increase in average sales price reflects the higher prices negotiated in a more favorable coal market during the last three quarters of 2001.

Revenues from the sale of gas decreased 36.2%, or $15 million, to $28 million in the 2002 period compared to $43 million in the 2001 period. The decrease was primarily due to the decrease in average sales price. The average sales price was $2.61 per million British thermal unit for the 2002 period, a 60.6%, or $4.01 decrease compared to $6.62 per million British thermal unit for the 2001 period. The decrease in average sales price was primarily due to reduced demand for gas caused by the slow-down of the U.S. economy, the mild winter and a reduction in industrial demand. The reduction in average sales price was offset, in part, by higher volumes of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Sales volumes were 10.9 billion cubic feet, a 61.1%, or 4.1 billion cubic feet increase from the 2001 period.

Revenues from the sale of industrial supplies decreased $13 million, or 43.0%, to $18 million in the 2002 period from $31 million in the 2001 period primarily due to reduced sales volumes. During the year ended June 30, 2001, the physical assets, inventory and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold.

These decreases in revenues were partially offset by increased revenues from the sale of purchased coal. Revenues from the sale of purchased coal increased by $9 million, or 47.7%, to $29 million in the 2002 period from $20 million in the 2001 period. Sales volumes increased to 0.8 million tons in the 2002 period from
0.6 million tons in the 2001 period. The average sales price per ton of purchased coal increased 4.1% to $35.14 per ton for the 2002 period from $33.76 per ton for the 2001 period. The increase in price per ton of purchased coal in the 2002 period reflects higher prices negotiated in a more favorable coal market during the last three quarters of 2001.

Freight revenue, outside and related party, increased 11.6% to $36 million for the 2002 period from $33 million in the 2001 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers that CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $8 million in the 2002 period compared to $18 million in the 2001 period. The decrease of $10 million, or 54.4% was primarily due to the reduction in equity in earnings of affiliates. A reduction of $8 million in equity in earnings of affiliates was due to the August 22, 2001 purchase of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in Cardinal States Gathering Company. As a result of the acquisition, CONSOL Energy owns 100% of these entities and began to account for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies using the equity method.

Costs

Cost of Goods Sold and Other Operating Charges decreased $56 million, or 13.4%, to $365 million in the 2002 period compared to $421 million in the 2001 period.

Cost of goods sold and other charges for company produced coal was $285 million in the 2002 period, a decrease of $22 million, or 7.7%, from $307 million in the 2001 period. This is due primarily to a 16.9% decrease in the volume of company produced coal sold. The decrease in volume was offset, in part, by an 11.1% increase in the cost per ton produced. The increase in cost per ton produced is primarily due to increased labor and labor related costs primarily due to the increased man-counts related to the July 2, 2001 acquisition of mines from American Electric Power.

Cost of goods sold and other charges for closed and idle mine costs have decreased $14 million, or 52.7%, to $12 million in the 2002 period from $26 million in the 2001 period. The decrease is primarily due to $10 million of adjustments in reclamation liabilities recognized in the 2001 period as a result of updated engineering survey adjustments for closed and idled locations. The decrease in the 2002 period also reflects a $3 million reduction in costs at the idled Loveridge mine. The 2001 period included costs related to the preparation for the reopening of Loveridge mine in the 2001 period in order to mine the remaining longwall panel.

Industrial supply cost of goods sold and other charges decreased $13 million, or 42.6%, to $18 million in the 2002 period compared to $31 million in the 2001 period. The decrease was due to reduced sales.

Coal property holding costs decreased $10 million, or 91.0%, to $1 million in the 2002 period compared to $11 million in the 2001 period. The decrease was primarily due to leasehold surrenders that occurred in the 2001 period.

Miscellaneous cost of goods sold and other operating charges also decreased $6 million due to the incentive compensation program expense recognized in the 2001 period. This plan was designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Expense for this plan was not recognized in the 2002 period due to quarterly performance targets for the three months ended March 31, 2002 not being achieved.

These decreases in cost of goods sold and other charges were offset, in part, by increased costs for purchased coal. Purchased coal cost of goods sold and other charges increased 42.2% to $28 million in the 2002 period from $19 million in the 2001 period. The $9 million increase was due mainly to a 41.9% increase in the volume of purchased coal sold. The cost per ton of purchased coal was $33.40 per ton in the 2002 period compared to $33.32 per ton in the 2001 period.

Cost of goods sold and other operating charges also increased by $4 million in the 2002 period due to the costs related to the termination of a sales contract.

Gas operations cost of goods sold increased 5.4% to $14 million in the 2002 period from $13 million in the 2001 period. The increase of $1 million was due mainly to a 61.1% increase in the volume of gas sold. The increase in volume was offset, in part, by a 34.6% reduction in the average cost per million British thermal unit sold. Average cost per million British thermal unit was $1.30 in the 2002 period compared to $1.99 per million British thermal unit in the 2001 period.

Freight expense increased 11.6% to $36 million in the 2002 period from $33 million in the 2001 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers that CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased 16.6% to $17 million in the 2002 period compared to $14 million in the 2001 period. The increase of $3 million was primarily due to increased expenses for training related to the conversion to a new integrated information technology system provided by SAP AG to support business processes. The system will be implemented in stages over the next three years at an estimated total cost of $53 million. Also, selling, general and administrative expenses have increased in the 2002 period due to an additional commission fee that is owed on tons sold under the sales contract negotiated in relation to the July 2, 2001 acquisition of the Windsor Coal Company, Southern Ohio Coal Company, and Central Ohio Coal Company from American Electric Power.

Depreciation, depletion and amortization expense increased 9.6% to $66 million in the 2002 period compared to $61 million in the 2001 period. The increase of $5 million is primarily due to the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. In the 2002 period, these entities are reported as fully consolidated. In the 2001 period, these entities were reported on an equity basis.

Interest expense decreased 30.9% to $10 million for the 2002 period compared to $15 million for the 2001 period. The decrease of $5 million was due primarily to lower average debt levels of commercial paper outstanding during the 2002 period compared to the 2001 period, along with a decrease of 4.0% per annum in average interest rates. Lower average debt levels resulted from the $336 million of cash received in the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company being used to reduce the outstanding amount of commercial paper in July 2001. Thereafter, we increased the outstanding amount of commercial paper by the issuance of approximately $155 million of commercial paper in August 2001 to finance the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. The decrease in interest related to commercial paper was offset in part, by increased interest expense related to the March 7, 2002 issuance of $250 million of 7.875% Notes due in 2012. The proceeds from the note issuance were used to reduce the outstanding amount of commercial paper. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002.

Taxes other than income increased 36.2% to $51 million for the 2002 period compared to $37 million for the 2001 period. The increase of $14 million was due primarily to increased excise taxes, real estate and personal property taxes, and state reclamation fee taxes, in the 2002 period. Due to certain export excise taxes being declared unconstitutional, $11 million of prior year accruals related to these taxes, which were not paid and were no longer owed, were reversed in the 2001 period. Real estate and personal property taxes have increased approximately $1 million in the 2002 period compared to the 2001 period. The increase is primarily due to the acquisition of Windsor Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, the remaining 50% of the Pocahontas Gas Partnership, and the remaining 25% of Cardinal States Gathering Company. Reclamation fee taxes have also increased approximately $1 million due to an increase in the rate per ton owed on tons produced in West Virginia. The rate in the 2002 period is $0.14 per ton compared to $0.03 per ton in the 2001 period.

CONSOL Energy is no longer required to pay certain excise taxes on export coal sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. During the 2001 period, we recognized $65 million of pre-tax earnings net of other charges and $30 million of interest income related to these claims.

Income Taxes

Income taxes were $1 million in the 2002 period compared to $42 million in the 2001 period. The decrease of $41 million was due mainly to lower pre-tax income with little loss of percentage depletion tax benefits. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion.

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

On March 7, 2002, CONSOL Energy issued $250 million principal amount of 7.875% notes due in 2012. The notes were issued at 99.174% of the principal amount and CONSOL Energy received approximately $246 million of net proceeds. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes are guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. CONSOL Energy paid approximately $4 million for debt issuance costs related to these notes. The debt issuance costs are being amortized using the interest method. In connection with the issuance of these notes, CONSOL Energy entered into a financial derivative contract that essentially fixed the underlying treasury rate at 4.928%. This contract resulted in a net payment of $1.3 million to CONSOL Energy. This receipt was treated as a cash flow hedge and therefore, resulted in other comprehensive income of $0.8 million (net of $0.5 million deferred tax), which will be amortized to interest income over the life of the notes using the interest method.

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

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $256 million at March 31, 2002 and $272 million at December 31, 2001. A quarterly dividend of $0.28 per share was declared on January 24, 2002, payable to shareholders of record on February 11, 2002. This dividend was paid on February 28, 2002. A quarterly dividend of $0.28 per share was declared on April 25, 2002, payable to shareholders of record on May 10, 2002. This dividend will be paid on May 30, 2002. The Board of Directors currently intends to continue paying quarterly dividends on the common stock.

Cash Flows

Net cash provided by operating activities was $31 million for the three months ended March 31, 2002 compared to $130 million for the three months ended March 31, 2001. The change in net cash provided by operating activities is primarily due to the decreases in net income and increases to inventories. These decreases in operating cash flow were offset, in part, by a decrease in accounts and notes receivables and increases in other liabilities. The decrease in net income was primarily due to income from certain excise tax refunds being recognized in the 2001 period due to these taxes being declared unconstitutional. The decrease was also due to reduced revenue from sales of coal and coalbed methane gas, offset, in part, by reduced cost of goods sold and other charges. Sales revenue from coal were lower in the 2002 period compared to the 2001 period primarily due to a 16.9% reduction in sales volumes of company produced coal sold. Sales revenue from coalbed methane gas was also lower in the 2002 period compared to the 2001 period primarily due to a 60.6% decrease in the sales price per million British thermal units. These reduced sales revenues were offset, in part, by a decrease in cost of goods sold and other charges related to coal sales primarily due to the reduction in sales volumes. The increase in inventory reflects the increased inventory levels at March 31, 2002 compared to March 31, 2001 as a result of decreased demand. Company produced coal inventories were 4.7 million tons at March 31, 2002 compared to 1.5 million tons at December 31, 2001. Accounts and notes receivables decreased primarily due to receivables being recognized in the 2001 period for refunds expected on certain excise taxes that were declared unconstitutional. Approximately $3 million of these receivables have been collected in the 2002 period. Also, other liabilities increased in the 2002 period due primarily to increases in the other post employment benefit liabilities. The other post employment benefit liabilities have increased over the prior year primarily due to changes in certain assumptions used in the actuarial calculation.

Net cash used in investing activities was $79 million in the 2002 period compared to net cash used in investing activities of $53 million in the 2001 period. The change in net cash provided by investing activities was primarily due to capital expenditures. Capital expenditures were $70 million in the 2002 period compared with $50 million in the 2001 period. Capital expenditures increased due mainly to the expansion of the McElroy preparation plant and an additional longwall at this mining complex. These additions are being completed in preparation of increased shipments related to the sales contract signed in relation to the acquisition of the Windsor Coal Company, Southern Ohio Coal Company, and Central Ohio Coal Company. The change was also due to a use of cash for investments in equity affiliates of $5 million in the 2002 period compared to a $6 million source of cash in the 2001 period. This change was due mainly to cash received in the prior period from the 50% interest in Pocahontas Gas Partnership and the 75% interest in Cardinal States Gathering Company, which were accounted for as equity affiliates up until the August 22, 2002 acquisition of the remaining portion.

The cash outflow in the 2002 period primarily represents payments made to our equity affiliates, including the Australian joint venture in Glennies Creek mine and the Canadian joint venture in Line Creek mine, for capital and other expenditures.

Net cash provided by financing activities was $56 million in the 2002 period compared with net cash used in financing activities of $71 million in the 2001 period. The change in net cash provided by or used in financing activities primarily reflects the cash received of approximately $246 million related to the issuance on March 7, 2002 of 7.875% notes due 2012. This receipt of cash was offset, in part by additional payments made to reduce the outstanding principal balance of commercial paper in the 2002 period compared to the 2001 period. Also, a scheduled payment of $23 million was made on unsecured notes.

Debt

At March 31, 2002, CONSOL Energy had total long-term debt of $524 million, including the current portion of long-term debt of $50 million. Such long-term debt consisted of:

  . an aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes are guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors.

  . an aggregate principal amount of $133 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,

  . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,

  . $28 million in advance royalty commitments with an average interest rate of 8.2% per annum, and

  . an aggregate principal amount of $12 million of capital leases with an average interest rate of 7.4% per annum.

At March 31, 2002, CONSOL Energy had an aggregate principal amount of $178 million of commercial paper outstanding that had maturities remaining ranging from 1 to 11 days with interest at varying rates ranging from 2.20% per annum to 2.35% per annum.

Recent Accounting Pronouncements

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

Forward-Looking Statements

CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, in CONSOL Energy's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, and other periodic reports filed, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; CONSOL Energy's ability to comply with laws or regulations requiring that it obtain surety bonds for workers' compensation, reclamation and certain other liabilities, actions of CONSOL Energy's competitors and, CONSOL Energy's ability to respond to such actions; risks inherent in mining including geological conditions and mine accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of its acquisition strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2002, CONSOL Energy had outstanding $524 million aggregate principal amount of debt under fixed-rate instruments and $178 million aggregate principal amount of debt under its variable-rate commercial paper program. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. CONSOL Energy's commercial paper bore interest at an average rate of 2.39% per annum during the three months ended March 31, 2002. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the three months ended March 31, 2002 by approximately $0.5 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks.

Other than the financial derivative contract related to the issuance of $250 million principal amount of 7.875% notes due in 2012 previously discussed, CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:


The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                        Page
                                                                                        ----
Consolidated Statements of Income for the three months ended March 31, 2002 and
March 31, 2001 ..........................................................................  1

Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 .....................  2

Consolidated Statements of Stockholders' Equity for the three months ended
March 31, 2002 ..........................................................................  4

Consolidated Statements of Cash Flows for the three months ended
March 31, 2002 and March 31, 2001 .......................................................  5

Notes to Consolidated Financial Statements ..............................................  6

(a) (2)  Financial Statement Schedules:


No financial statement schedules required to be presented by CONSOL Energy.

(a) (3)  Exhibits filed as part of this Report:

None

(b) (1)  Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONSOL ENERGY INC.

Date:   May 1, 2002

                                    By: /s/ C. Koether
                                       -----------------------------------------
                                    C. Koether
                                    Executive Vice President

Date:   May 1, 2002


                                    By: /s/ W. J. Lyons
                                       -----------------------------------------
                                    William J. Lyons,
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)