Form 10-K/A
period 2001-12-31
CONSOL ENERGY INC
filed 2002-05-24
CIK 1070412

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 1)


   [_] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the fiscal year ended ____________; or

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

Explanatory Note

     This Amendment No. 1 to the Transition Report on Form 10-K (the "Form 10-K") of CONSOL Energy Inc. (the Company") for the six months ended December 31, 2001 is being filed to amend Item 8 (Financial Statements and Supplementary
Data) and Item 14 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K) of the Form 10-K. On March 7, 2002, CONSOL Energy issued, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, $250 million of 7.875 percent Notes due in 2012. The payment obligations under the Notes are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with the terms of a registration rights agreement between the Company and the initial purchasers of the 7.875 percent Notes due 2012, the Company has filed a registration statement on Form S-4 to effect the exchange of new notes for the notes issued in the private placement. The new notes are substantially identical to the notes issued in the private placement. Item 8 of Form 10-K is being amended to provide additional information in Note 31 to the Consolidated Financial Statements, which includes condensed consolidating financial statements in accordance with Regulation 3-10 of Regulation S-X. Item 14 is being amended to refer to the Financial Statements filed with this report and to add as an exhibit the consent of Ernst & Young LLP.

Item 8.  Financial Statements and Supplementary Data.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                      Page
                                                                                                                    --------
Report of Independent Auditors.................................................................................         3

Consolidated Statements of Income for the Six Months Ended December 31, 2001, Twelve Months Ended June 30,
 2001 and June 30, 2000 and the Six Months Ended June 30, 1999.................................................         4

Consolidated Balance Sheets at December 31, 2001, June 30, 2001 and June 30, 2000..............................         5

Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 2001, Twelve Months
 Ended June 30, 2001 and June 30, 2000 and the Six Months Ended June 30, 1999..................................         6

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001, Twelve Months Ended
June 30, 2001 and June 30, 2000 and the Six Months Ended June 30, 1999.........................................         7

Notes to Consolidated Financial Statements.....................................................................         8

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

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
January 16, 2002, except for Note 31
as to which the date is May 10, 2002

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)


                                                              For the Six                                            For the Six
                                                              Months Ended        For the Year Ended June 30,       Months Ended
                                                              December 31,     ---------------------------------       June 30,
                                                                 2001               2001                2000             1999
                                                             --------------    --------------       ------------    ---------------
Sales Outside.............................................      $   979,661       $ 2,127,730        $ 2,091,596       $ 1,076,528
Sales--Related Parties (Note 3)...........................               --             9,288              3,254             5,394
Freight--Outside..........................................           70,314           157,037            164,512            77,777
Freight--Related Parties (Note 3).........................               --             3,903              1,422             2,710
Other Income (Note 4).....................................           31,223            70,457             64,359            28,560
                                                                -----------       -----------        -----------       -----------
  Total Revenue...........................................        1,081,198         2,368,415          2,325,143         1,190,969

Costs of Goods Sold and Other Operating Charges...........          776,347         1,568,683          1,498,982           790,119
Freight Expense...........................................           70,314           160,940            165,934            80,487
Selling, General and Administrative Expenses..............           31,493            63,043             62,164            30,218
Depreciation, Depletion and Amortization..................          120,039           243,272            249,877           121,237
Interest Expense (Note 5).................................           16,564            57,598             55,289            30,504
Taxes Other Than Income (Note 6)..........................           80,659           158,066            174,272            98,244
Export Sales Excise Tax Resolution (Note 7)...............            5,402          (123,522)                --                --
Restructuring Costs (Note 8)..............................               --                --             12,078                --
                                                                -----------       -----------        -----------       -----------
  Total Costs.............................................        1,100,818         2,128,080          2,218,596         1,150,809

Earnings (Loss) Before Income Taxes.......................          (19,620)          240,335            106,547            40,160
Income Taxes (Benefits) (Note 9)..........................          (20,679)           56,685               (493)              121
                                                                -----------       -----------        -----------       -----------
Net Income................................................      $     1,059       $   183,650        $   107,040       $    40,039
                                                                ===========       ===========        ===========       ===========

Earnings per Share (Note 1):
 Basic....................................................      $      0.01       $      2.34        $      1.35       $      0.62
                                                                ===========       ===========        ===========       ===========
 Dilutive.................................................      $      0.01       $      2.33        $      1.35       $      0.62
                                                                ===========       ===========        ===========       ===========
Weighted Average Number of Common Shares
 Outstanding:
 Basic....................................................       78,699,732        78,613,580         79,499,576        64,784,685
                                                                ===========       ===========        ===========       ===========
 Dilutive.................................................       78,920,046        78,817,935         79,501,326        64,784,685
                                                                ===========       ===========        ===========       ===========

 Dividends per Share......................................      $      0.56       $      1.12        $      1.12       $      0.39
                                                                ===========       ===========        ===========       ===========


  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                                                               June 30,
                                                                                         December 31,  ------------------------
                                                                                            2001          2001          2000
                                                                                         ----------    ----------    ----------
                                          ASSETS
                                          ------
Current Assets:
  Cash and Cash Equivalents..........................................................    $   15,582    $   16,625    $    8,181
  Accounts and Notes Receivable:
      Trade..........................................................................       220,442       221,557       262,943
      Other Receivables..............................................................       123,354       158,421        24,849
  Inventories (Note 10)..............................................................       113,894        95,046       156,853
  Recoverable Income Taxes...........................................................            --            --         7,813
  Deferred Income Taxes (Note 9).....................................................        54,708        46,340        93,464
  Prepaid Expenses...................................................................        42,274        27,872        23,625
                                                                                         ----------    ----------    ----------
      Total Current Assets...........................................................       570,254       565,861       577,728
Property, Plant and Equipment (Note 11):
  Property, Plant and Equipment......................................................     5,413,960     4,943,961     4,852,017
  Less--Accumulated Depreciation, Depletion and Amortization.........................     2,498,650     2,412,669     2,277,573
                                                                                         ----------    ----------    ----------
      Total Property, Plant and Equipment--Net.......................................     2,915,310     2,531,292     2,574,444
Other Assets:
  Deferred Income Taxes (Note 9).....................................................       520,906       309,193       291,178
  Advance Mining Royalties...........................................................        92,644        97,417       107,980
  Investment in Affiliates...........................................................        77,667       223,511       177,272
  Other..............................................................................       120,813       167,697       137,709
                                                                                         ----------    ----------    ----------
      Total Other Assets.............................................................       812,030       797,818       714,139
                                                                                         ----------    ----------    ----------
      Total Assets...................................................................    $4,297,594    $3,894,971    $3,866,311
                                                                                         ==========    ==========    ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

Current Liabilities:
  Accounts Payable...................................................................    $  171,741    $  144,100    $  143,313
  Accounts Payable--Related Parties (Note 3).........................................            --            95           502
  Short-Term Notes Payable (Note 12).................................................        77,869       360,063       464,310
  Current Portion of Long-Term Debt and Capital Lease Obligations....................        72,771        72,533         6,757
  Accrued Income Taxes...............................................................         4,799         2,322            --
  Other Accrued Liabilities (Note 13)................................................       313,568       354,860       337,920
                                                                                         ----------    ----------    ----------
      Total Current Liabilities......................................................       640,748       933,973       952,802
Long-Term Debt:
  Long-Term Debt (Note 14)...........................................................       464,187       220,394       286,098
  Capital Lease Obligations (Note 15)................................................         8,482        10,634        14,507
                                                                                         ----------    ----------    ----------
      Total Long-Term Debt...........................................................       472,669       231,028       300,605
Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions (Note 16)..............................     1,417,567     1,140,501     1,118,021
  Pneumoconiosis Benefits (Note 17)..................................................       459,776       448,317       426,402
  Mine Closing.......................................................................       333,738       272,220       280,370
  Workers' Compensation..............................................................       269,075       260,609       253,534
  Deferred Revenue...................................................................       227,595        40,024        56,148
  Reclamation........................................................................        13,744        19,806        11,808
  Other..............................................................................       191,123       196,846       212,442
                                                                                         ----------    ----------    ----------
      Total Deferred Credits and Other Liabilities...................................     2,912,618     2,378,323     2,358,725
Stockholders' Equity:
  Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 80,267,558 Issued;
      78,705,638 Outstanding at December 31, 2001, 78,696,255 Outstanding at June
      30, 2001, and 78,577,274 Outstanding at June 30, 2000..........................           803           803           803
  Capital in Excess of Par Value.....................................................       643,627       643,486       642,947
  Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding.........            --            --            --
  Retained Earnings (Deficit)........................................................      (317,566)     (274,553)     (370,152)
  Other Comprehensive Loss (Note 20).................................................       (37,659)         (337)         (322)
  Common Stock in Treasury, at Cost --1,561,920 Shares at December 31, 2001,             ----------    ----------
      1,571,303 Shares at June 30, 2001, 1,690,284 Shares at June 30, 2000...........       (17,646)      (17,752)      (19,097)
                                                                                         ----------    ----------    ----------
      Total Stockholders' Equity.....................................................       271,559       351,647       254,179
                                                                                         ----------    ----------    ----------
Total Liabilities and Stockholders' Equity...........................................    $4,297,594    $3,894,971    $3,866,311
                                                                                         ==========    ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                  Capital in   Retained       Other                       Total
                                                       Common     Excess of    Earnings   Comprehensive    Treasury   Stockholders'
                                                       Stock      Par Value   (Deficit)       Loss           Stock       Equity
                                                     ---------    ---------   ---------   -------------    --------   -------------
Balance at December 31, 1998 .....................   $     577    $ 302,427   $(405,602)  $        (623)   $     --   $   (103,221)
Net Income .......................................          --           --      40,039              --          --         40,039
Unrealized Loss on Securities
    (Net of $228 tax) ............................          --           --          --            (354)         --           (354)
Minimum Pension Liability
    (Net of $10 tax) .............................          --           --          --              15                         15
                                                     ---------    ---------   ---------   -------------    --------   ------------
Comprehensive Income (Loss) ......................          --           --      40,039            (339)         --         39,700
Sale of Common Stock Under Public Offering,
 Net of Expenses .................................         226      340,520          --              --          --        340,746
Dividends ($.39 per Share) .......................          --           --     (22,500)             --                    (22,500)
                                                     ---------    ---------   ---------   -------------    --------   ------------
Balance at June 30, 1999 .........................         803      642,947    (388,063)           (962)         --        254,725
Net Income .......................................          --           --     107,040              --          --        107,040
Unrealized Loss on Securities (Net of $250 tax) ..          --           --          --            (393)         --           (393)
Minimum Pension Liability
    (Net of $10 tax) .............................          --           --          --              16          --             16
Realized Loss on Securities
    (Net of $649 tax) ............................          --           --          --           1,017          --          1,017
                                                     ---------    ---------   ---------   -------------    --------   ------------
Comprehensive Income .............................          --           --     107,040             640          --        107,680
Dividends ($1.12 per Share) ......................          --           --     (89,067)             --          --        (89,067)
Treasury Stock Purchase
     (1,712,600 Shares) ..........................          --           --          --              --     (19,396)       (19,396)
Treasury Stock Issued
     (22,316 Shares) .............................          --           --         (62)             --         299            237
                                                     ---------    ---------   ---------   -------------    --------   ------------
Balance at June 30, 2000 .........................         803      642,947    (370,152)           (322)    (19,097)       254,179
Net Income .......................................          --           --     183,650              --          --        183,650
Minimum Pension Liability
     (Net of $10 tax) ............................          --           --          --             (15)         --            (15)
                                                     ---------    ---------   ---------   -------------    --------   ------------
Comprehensive Income (Loss) ......................          --           --     183,650             (15)         --        183,635
Treasury Stock Issued
     (118,981 Shares) ............................          --          539          --              --       1,345          1,884
Dividends ($1.12 per Share) ......................          --           --     (88,051)             --          --        (88,051)
                                                     ---------    ---------   ---------   -------------    --------   ------------
Balance at June 30, 2001 .........................         803      643,486    (274,553)           (337)    (17,752)       351,647
Net Income .......................................          --           --       1,059              --          --          1,059
Minimum Pension Liability
     (Net of $23,761 tax) ........................          --           --          --         (37,322)         --        (37,322)
                                                     ---------    ---------   ---------   -------------    --------   ------------
Comprehensive Income (Loss) ......................          --           --       1,059         (37,322)         --        (36,263)
Treasury Stock Issued (9,383 shares) .............          --          141          --              --         106            247
Dividends ($.56 per Share) .......................          --           --     (44,072)             --          --        (44,072)
                                                     ---------    ---------   ---------   -------------    --------   ------------
Balance at December 31, 2001 .....................   $     803    $ 643,627   $(317,566)  $     (37,659)   $(17,646)  $    271,559
                                                     =========    =========   =========   =============    ========   ============

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                      For the                                 For the
                                                                     Six Months     For the Year Ended      Six Months
                                                                       Ended              June 30,            Ended
                                                                     December 31, -----------------------    June 30,
                                                                        2001        2001           2000        1999
                                                                     ----------   ---------      --------    --------
Cash Flows from Operating Activities:
  Net Income.....................................................     $   1,059   $ 183,650     $ 107,040    $  40,039
  Adjustments to Reconcile Net Income to Net Cash Provided
    By Operating Activities:
      Depreciation, Depletion and Amortization...................       120,039     243,272       249,877      121,237
      Gain on Sale of Assets.....................................        (6,857)    (15,280)      (26,538)      (6,171)
      Amortization of Advance Mining Royalties...................         5,589      17,192        16,444        6,063
      Deferred Income Taxes......................................       (20,943)     28,631       (23,172)     (19,285)
      Equity in Earnings of Affiliates...........................          (796)    (19,437)       (1,969)          --
      Changes in Operating Assets:
        Accounts and Notes Receivable............................        58,666     (91,495)      (25,825)      26,613
        Inventories..............................................       (10,692)     61,807        50,142      (36,421)
        Prepaid Expenses.........................................       (14,138)     (4,247)        5,747       (7,107)
    Changes in Other Assets......................................        64,520     (21,977)       50,725       (2,237)
    Changes in Operating Liabilities:
        Accounts Payable.........................................         5,006         787       (46,081)     (17,057)
        Other Operating Liabilities..............................      (139,702)     27,300          (533)      (7,991)
    Changes in Other Liabilities.................................        33,921      24,233       (66,266)      (9,810)
    Other........................................................        (2,693)      1,247         5,437       (2,878)
                                                                      ---------   ---------     ---------    ---------
                                                                         91,920     252,033       187,988       44,956
                                                                      ---------   ---------     ---------    ---------
            Net Cash Provided by Operating Activities............        92,979     435,683       295,028       84,995
Cash Flows from Investing Activities:
  Capital Expenditures...........................................      (162,862)   (213,999)     (142,598)    (105,099)
  Additions to Advance Mining Royalties..........................        (3,156)     (5,239)       (6,048)      (3,645)
  Proceeds from Sale of Assets...................................         5,601      12,875        14,897        7,954
  Acquisitions--Net of Cash Acquired (Note 2)....................       162,738     (39,072)     (163,506)          --
  Investment in Affiliates.......................................       (13,814)     12,270        (2,299)          --
                                                                      ---------   ---------     ---------    ---------
            Net Cash Used in Investing Activities................       (11,493)   (233,165)     (299,554)    (100,790)
Cash Flows from Financing Activities:
  (Payments on) Proceeds from Short-Term Borrowings..............       (36,564)   (102,455)      117,331     (204,780)
  Payments on Long-Term Notes....................................            --          --            --     (100,000)
  Payments on Miscellaneous Borrowings...........................        (1,915)     (5,227)      (19,732)      (5,397)
  Sale of Common Stock under Public Offering, Net of
       Expenses..................................................            --          --            --      340,746
  Dividends Paid.................................................       (44,050)    (88,014)      (89,055)     (22,500)
  Acquisition of Company Shares..................................            --          --       (19,396)          --
  Issuance of Company Shares.....................................            --       1,622            --           --
                                                                      ---------   ---------     ---------    ---------
            Net Cash (Used in) Provided by Financing
               Activities........................................       (82,529)   (194,074)      (10,852)       8,069
                                                                      ---------   ---------     ---------    ---------
Net Increase (Decrease) in Cash and Cash Equivalents.............        (1,043)      8,444       (15,378)      (7,726)
Cash and Cash Equivalents at Beginning of Period.................        16,625       8,181        23,559       31,285
                                                                      ---------   ---------     ---------    ---------
Cash and Cash Equivalents at End of Period.......................     $  15,582   $  16,625     $   8,181    $  23,559
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

     The computations for basic and diluted earnings per share from continuing operations are as follows:


                                                                 For the                                               For the
                                                                Six Months             For the Year Ended            Six Months
                                                                  Ended                     June 30,                    Ended
                                                               December 31,      ------------------------------       June 30,
                                                                   2001              2001              2000             1999
                                                              -------------      ------------      ------------     ------------
     Net Income                                               $       1,059      $    183,650      $    107,040     $     40,039
     Average shares of common stock
       Outstanding:
         Basic...........................................        78,699,732        78,613,580        79,499,576       64,784,685
         Effect of stock options.........................           220,314           204,355             1,750               --
                                                              -------------      ------------      ------------     ------------
         Diluted.........................................        78,920,046        78,817,935        79,501,326       64,784,685
     Earnings per share:
         Basic...........................................     $        0.01      $       2.34      $       1.35     $       0.62
         Diluted.........................................     $        0.01      $       2.33      $       1.35     $       0.62

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

     On August 22, 2001, in order to expand existing gas operations, CONSOL Energy purchased the remaining 50% interest in the coalbed methane reserves and the remaining 25% interest in the production and pipeline gathering assets in southwestern Virginia of Pocahontas Gas Partnership and Cardinal States Gathering Company for $155,312. Prior to the acquisition, CONSOL Energy owned 50% and 75%, respectively, of these two entities. The acquisition has been accounted for as a purchase and,

                      CONSOL ENERGY INC. AND SUBSIDIARIES
accordingly, the operating results for the portion of Pocahontas Gas Partnership and Cardinal States Gathering Company previously reported on the equity method and the newly acquired portions have been included in CONSOL Energy's operating results using full consolidation since the date of acquisition.

     The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

                                                                                      August 22,
                                                                                         2001
                                                                                      ---------
              Property, plant and equipment
                  (including estimated reserves)..............................        $ 163,426
                                                                                      ---------
                  Total assets acquired.......................................          163,426
              Current liabilities.............................................           (6,079)
              Long-term liabilities...........................................           (2,035)
                                                                                      ---------
                  Total liabilities assumed...................................           (8,114)
                                                                                      ---------
              Net assets acquired.............................................        $ 155,312
                                                                                      =========

     The unaudited pro forma results, assuming the acquisition of the interests in these entities had occurred July 1, 2000, are estimated to be:

                                                                           Pro Forma
                                                                           Six Months      Pro Forma
                                                                             Ended        Year Ended
                                                                          December 31,     June 30,
     (Thousands, except per share data)                                       2001           2001
                                                                         ------------     -----------
     Revenues.....................................................        $ 1,089,066     $ 2,442,530
     Net Income...................................................        $     1,492     $   191,307
     Net income per common share:
       Basic......................................................        $      0.02     $      2.43
       Diluted....................................................        $      0.02     $      2.43

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

                                                                                    July 2,
                                                                                     2001
                                                                                  ---------
          Cash...........................................................         $ 336,000
          Current assets.................................................            12,000
          Deferred tax assets............................................           173,848
          Other assets...................................................            17,483
                                                                                  ---------
              Total assets acquired......................................           539,331
                                                                                  ---------
          Current liabilities............................................            15,795
          Accrued income taxes...........................................            80,668
          Employee and mine-related liabilities..........................           237,239
          Other long-term liabilities....................................           205,629
                                                                                  ---------
              Total liabilities assumed..................................           539,331
                                                                                  ---------
          Net assets acquired............................................         $      --
                                                                                  =========

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

     CONSOL Energy sells coal to Rheinbraun and DuPont on a basis reflecting the market value of the coal. There were no related party transactions in the six-month period ended December 31, 2001. Such Related Parties sales were as follows:

                                                                                                               For the Six
                                                                                       For the Year Ended        Months
                                                                                            June 30,              Ended
                                                                                     ----------------------      June 30,
                                                                                       2001           2000         1999
                                                                                     -------         ------    -----------
     Coal sales..............................................................        $ 9,288         $3,254         $5,394
     Freight.................................................................          3,903          1,422          2,710
                                                                                     -------         ------    -----------
     Total Sales and Freight Revenue--Related Parties........................        $13,191         $4,676         $8,104
                                                                                     =======         ======    ===========

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

Note 4--Other Income:

                                                                           For the                              For the
                                                                          Six Months     For the Year Ended    Six Months
                                                                            Ended             June 30,           Ended
                                                                         December 31,    ------------------     June 30,
                                                                             2001         2001       2000         1999
                                                                         ------------    -------    -------    ----------
  Gain on disposition of assets....................................          $ 6,857     $15,280    $26,538     $ 6,171
  Royalty income...................................................            6,568      10,409     14,793       8,378
  Interest income..................................................            3,734       4,817      5,671       2,226
  Service income...................................................            2,342       6,587      6,732       4,059
  Rental income....................................................            1,814       2,482      2,640       1,281
  Equity in earnings of affiliates.................................              796      19,437      1,969          --
  Loss on disposition of security..................................               --          --     (1,666)         --
  Other............................................................            9,112      11,445      7,682       6,445
                                                                         ------------    -------    -------    ----------
     Total Other Income............................................          $31,223     $70,457    $64,359     $28,560
                                                                         ============    =======    =======    ==========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 5--Interest Expense:

                                                                         For the                             For the
                                                                        Six Months    For the Year Ended    Six Months
                                                                          Ended            June 30,           Ended
                                                                       December 31,   -------------------    June 30,
                                                                           2001         2001       2000        1999
                                                                       ------------   --------   --------   ----------
 Interest on debt.................................................          $13,237   $ 48,719   $ 45,373     $26,094
 Interest accretion on present valued perpetual care obligations..            3,239      6,478      5,805       2,896
 Interest on other payables.......................................            1,960      4,828      5,656       2,772
 Interest capitalized.............................................           (1,872)    (2,427)    (1,545)     (1,258)
                                                                       ------------   --------   --------   ----------
  Total Interest Expense..........................................          $16,564   $ 57,598   $ 55,289     $30,504
                                                                       ============   ========   ========   ==========

Note 6--Taxes Other Than Income:

                                                                         For the                             For the
                                                                        Six Months    For the Year Ended    Six Months
                                                                          Ended            June 30,           Ended
                                                                       December 31,   -------------------    June 30,
                                                                           2001         2001       2000        1999
                                                                       ------------   --------   --------   ----------
 Production taxes.................................................          $49,493   $ 93,185   $112,200     $61,271
 Payroll taxes....................................................           17,849     35,302     35,584      22,048
 Property taxes...................................................           11,212     26,426     23,480      13,430
 Other............................................................            2,105      3,153      3,008       1,495
                                                                       ------------   --------   --------   ----------
  Total Taxes Other Than Income...................................          $80,659   $158,066   $174,272     $98,244
                                                                       ============   ========   ========   ==========

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 9--Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

                                                        For the                            For the
                                                       Six Months    For the Year Ended   Six Months
                                                         Ended            June 30,          Ended
                                                      December 31,   ------------------    June 30,
                                                          2001         2001      2000        1999
                                                      ------------   --------  --------   ----------
Current:
  U.S. Federal......................................      $ (4,304)   $19,527  $ 18,815     $ 15,013
  U.S. State........................................           692      7,368     2,466        2,664
  Non-U.S...........................................         3,876      1,159     1,398        1,729
                                                      ------------   --------  --------   ----------
                                                               264     28,054    22,679       19,406
Deferred:
  U.S. Federal......................................       (21,433)    20,902   (21,311)     (16,987)
  U.S. State........................................        (1,465)     7,372      (437)      (2,884)
  Non-U.S...........................................         1,955        357    (1,424)         586
                                                      ------------   --------  --------   ----------
                                                           (20,943)    28,631   (23,172)     (19,285)
                                                      ------------   --------  --------   ----------
     Total Income Taxes (Benefits)..................      $(20,679)   $56,685  $   (493)    $    121
                                                      ============   ========  ========   ==========

  The components of the net deferred tax asset are as follows:

                                                                                                     June 30,
                                                                                December 31,  -----------------------
                                                                                    2001         2001         2000
                                                                                 ----------   ----------   ----------
Deferred Tax Assets:
  Postretirement benefits other than pensions................................    $  551,434   $  479,332   $  473,210
  Pneumoconiosis benefits....................................................       178,853      174,395      170,014
  Workers' compensation......................................................       121,936      115,567      113,802
  Mine closing...............................................................       120,979       91,737       95,193
  Alternative minimum tax....................................................        64,735      102,546       78,382
  Deferred revenue...........................................................        98,323       22,169       28,450
  Reclamation................................................................        16,577       11,094       10,299
  Minimum pension liability..................................................        23,975          214          204
  Net operating loss.........................................................         7,544        7,544        7,544
  Other......................................................................       128,855      120,652      110,235
                                                                                 ----------   ----------   ----------
     Total Deferred Tax Assets...............................................     1,313,211    1,125,250    1,087,333
Deferred Tax Liabilities:
  Other receivables..........................................................            --      (49,591)          --
  Property, plant and equipment..............................................      (618,076)    (601,695)    (604,827)
  Advance mining royalties...................................................       (35,440)     (35,155)     (35,289)
  Other......................................................................       (84,081)     (83,276)     (62,575)
                                                                                 ----------   ----------   ----------
     Total Deferred Tax Liabilities..........................................      (737,597)    (769,717)    (702,691)
                                                                                 ----------   ----------   ----------
     Net Deferred Tax Assets.................................................    $  575,614   $  355,533   $  384,642
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  The following is a reconciliation, stated as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy's effective tax rate:

                                                   For the           For the Year         For the
                                                  Six Months             Ended           Six Months
                                                    Ended              June 30,            Ended
                                                 December 31,     -------------------     June 30,
                                                     2001           2001       2000         1999
                                                 ------------     --------   --------    ----------
 Statutory U.S. federal income tax rate........      35.0%          35.0%      35.0%        35.0%
 Excess tax depletion..........................      71.7          (12.1)     (25.2)       (33.5)
 Tax settlements...............................        --             --       (7.4)          --
 Nonconventional fuel tax credit...............      19.8           (2.6)      (1.4)        (1.9)
 Net effect of state tax.......................       2.6            4.0        1.2         (0.6)
 Net effect of foreign tax.....................     (24.9)           0.3       (0.8)         1.9
 Other.........................................       1.2           (1.0)      (1.9)        (0.6)
                                                 ------------     --------   --------    ----------
 Effective Income Tax Rate.....................     105.4%          23.6%      (0.5)%        0.3%
                                                 ============     ========   ========    ==========

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

Note 10--Inventories:

                                                                                         June 30,
                                                                 December 31,    ------------------------
                                                                     2001           2001          2000
                                                                 ------------    ----------    ----------
 Coal.........................................................   $     33,897    $   26,896    $   82,835
 Merchandise for resale.......................................         21,816        23,264        33,488
 Supplies.....................................................         58,181        44,886        40,530
                                                                 ------------    ----------    ----------
  Total Inventories...........................................   $    113,894    $   95,046    $  156,853
                                                                 =============   ==========    ==========

  Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $3,556, $4,069 and $5,632 at December 31, 2001, June 30, 2001 and June 30,
2000, respectively.

Note 11--Property, Plant and Equipment:

                                                                                        June 30,
                                                                 December 31,    ------------------------
                                                                     2001           2001          2000
                                                                 ------------    ----------    ----------
 Coal and surface lands.......................................   $  1,466,793    $1,446,471    $1,417,454
 Plant and equipment..........................................      3,130,188     2,855,722     2,836,400
 Mine development and airshafts...............................        816,979       641,768       598,163
                                                                 ------------    ----------    ----------
                                                                    5,413,960     4,943,961     4,852,017
 Less--Accumulated depreciation, depletion and amortization...      2,498,650     2,412,669     2,277,573
                                                                 ------------    ----------    ----------
  Net Property, Plant and Equipment...........................   $  2,915,310    $2,531,292    $2,574,444
                                                                 ============    ===========   ==========

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

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

Note 13--Other Accrued Liabilities:

                                                                                               June 30,
                                                                     December 31,    ----------------------------
                                                                         2001            2001            2000
                                                                     ------------    ------------    ------------
  Accrued payroll and benefits.....................................  $     50,672    $     51,030    $     42,507
  Subsidence.......................................................        26,277          21,634          18,069
  Accrued other taxes..............................................        19,576          27,872          40,143
  Accrued royalties................................................        16,105          13,154          12,811
  Accrued interest.................................................         2,791           2,754           2,765
  Employee incentive compensation..................................            --          18,595           3,079
  Other............................................................        40,723          37,565          38,073
  Current portion of long-term liabilities:
     Workers' compensation.........................................        53,128          45,150          47,200
     Mine closing..................................................        31,536          17,671          19,056
     Salary retirement.............................................        28,337          20,500             500
     Reclamation...................................................        17,360           5,348           7,131
     Deferred revenue..............................................        25,163          16,967          16,988
     Postretirement benefits other than pensions...................            --          74,567          74,352
     Pneumoconiosis benefits.......................................            --              --          10,652
     Other.........................................................         1,900           2,053           4,594
                                                                     ------------    ------------    ------------
        Total Other Accrued Liabilities............................  $    313,568    $    354,860    $    337,920
                                                                     ============    ============    ============

Note 14--Long-Term Debt:

                                                                                              June 30,
                                                                     December 31,    ----------------------------
                                                                         2001            2001            2000
                                                                     ------------    ------------    ------------
  Unsecured Debt:
     Notes due 2002 at average of 8.28%............................  $     66,000    $     66,000    $     66,000
     Notes due 2004 at 8.21%.......................................        45,000          45,000          45,000
     Notes due 2007 at 8.25%.......................................        44,848          44,836          44,816
     Baltimore Port Facility revenue bonds in series due 2010
       and 2011 at 6.50%...........................................       102,865         102,865         102,865
     Variable rate notes payable due at various dates through                  --              --           1,132
       2001........................................................
     Advance royalty commitments...................................        28,064          30,104          28,714
     Other long-term notes maturing at various dates through 2031..           391             383             547
     Amount reclassified from short-term notes payable ( Note 12)..       245,814              --              --
                                                                     ------------    ------------    ------------
                                                                          532,982         289,188         289,074
     Less amounts due in one year..................................        68,795          68,794           2,976
                                                                     ------------    ------------    ------------
        Total Long-Term Debt.......................................  $    464,187    $    220,394    $    286,098
                                                                     ============    ============    ============

  The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 8.2%, 7.3% and 7.3% at December 31, 2001, June 30, 2001 and 2000, respectively. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  Annual undiscounted maturities on long-term debt during the next five years are as follows:

                    Year Ended December 31,                     Amount
                    -----------------------                     ------
  2002.......................................................  $ 68,795
  2003.......................................................  $  2,574
  2004.......................................................  $ 47,232
  2005.......................................................  $  2,059
  2006.......................................................  $  1,677

Note 15--Leases:

  CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at December 31, 2001, are as follows:

                                                               Capital    Operating
                                                                Leases      Leases
                                                               --------   ---------
  2002.......................................................  $  4,630    $ 3,733
  2003.......................................................     5,843      2,959
  2004.......................................................     2,131      2,482
  2005.......................................................     1,167      1,774
  2006.......................................................        --      1,760
  Remainder..................................................        --      9,350
                                                               --------    -------
     Total minimum lease payments............................    13,771    $22,058
                                                                           =======
  Less imputed interest (7.05%-7.50%)........................     1,313
                                                               --------
  Present value of minimum lease payment.....................    12,458
  Less amount due in one year................................     3,976
                                                               --------
     Total Long-Term Capital Lease Obligation................  $  8,482
                                                               ========

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  The reconciliation of changes in benefit obligation, plan assets and funded status of these plans at December 31, 2001, June 30, 2001 and June 30, 2000, based on measurement dates of September 30, 2001, March 31, 2001 and 2000, is as follows:

                                                              Pension Benefits                          Other Benefits
                                                     ----------------------------------    ----------------------------------------
                                                     December 31,   June 30,   June 30,    December 31,    June 30,      June 30,
                                                         2001         2001       2000          2001          2001          2000
                                                     ------------   --------   --------    ------------   -----------   -----------
Reconciliation of Benefit Obligation:
  Benefit obligation at beginning of year..........  $    330,928   $265,145   $309,697    $  1,557,854   $ 1,219,549   $ 1,258,332
  Service cost.....................................         6,932     12,708     13,585           5,828         6,419         6,782
  Interest cost....................................        11,581     19,762     20,555          60,790        91,235        87,278
  Actuarial (gain) loss............................         6,175     56,135    (29,084)        111,859       325,285      (127,707)
  Acquisitions                                                 --         --         --         170,661            --            --
  Contract renegotiation...........................            --         --      2,575              --            --        74,344
  Benefits paid....................................       (11,550)   (22,822)   (54,161)        (51,579)      (84,634)      (81,414)
  Effect of special termination benefits (VSIP)....            --         --      1,978              --            --         1,934
                                                     ------------   --------   --------    ------------   -----------   -----------
Benefit obligation at end of year..................  $    344,066   $330,928   $265,145    $  1,855,413   $ 1,557,854   $ 1,219,549
                                                     ============   ========   ========    ============   ===========   ===========

Reconciliation of Fair Value of Plan Assets:
  Fair value of plan assets at beginning of year...  $    242,162   $272,463   $293,796    $    129,646   $   153,928   $     7,502
  Actual return (loss) on plan assets..............       (13,050)    (8,690)    26,755           3,335         1,280        13,699
  Contract renegotiation...........................            --         --         --              --            --       114,617
  Company contributions............................        26,975      1,211      6,120          35,759        59,072        99,524
  Benefits and other payments......................       (11,550)   (22,822)   (54,208)        (56,207)      (84,634)      (81,414)
                                                     ------------   --------   --------    ------------   -----------   -----------
Fair value of plan assets at end of year...........  $    244,537   $242,162   $272,463    $    112,533   $   129,646   $   153,928
                                                     ============   ========   ========    ============   ===========   ===========

Funded Status:
  Status of plan (underfunded) overfunded..........  $    (99,529)  $(88,766)  $  7,318    $ (1,742,880)  $(1,428,208)  $(1,065,621)
  Unrecognized prior service cost (credit).........         1,021      1,197      1,549          (5,536)       (8,619)      (17,450)
  Unrecognized net actuarial loss (gain)...........        62,650     94,631      7,329         330,849       221,759      (109,302)
  Contributions made after measurement date........            33     26,625         32              --            --            --
                                                     ------------   --------   --------    ------------   -----------   -----------
Prepaid (accrued) benefit cost.....................  $    (35,825)  $ 33,687   $ 16,228    $ (1,417,567)  $(1,215,068)  $(1,192,373)
                                                     ============   ========   ========    ============   ===========   ===========

Amounts Recognized in Balance Sheet consist of:
  Prepaid benefit cost.............................  $     24,789   $ 34,353   $ 16,923    $         --   $        --   $        --
  Accrued benefit liability........................            --       (114)      (169)     (1,417,567)   (1,215,068)   (1,192,373)
  Accumulated other comprehensive loss.............       (61,635)      (552)      (526)             --            --            --
  Intangible asset.................................         1,021         --         --              --            --            --
                                                     ------------   --------   --------    ------------   -----------   -----------
     Net amount recognized.........................  $    (35,825)  $ 33,687   $ 16,228    $ (1,417,567)  $(1,215,068)  $(1,192,373)
                                                     ============   ========   ========    ============   ===========   ===========

Weighted average assumptions:
  Discount rate....................................          7.25%      7.25%      7.75%           7.25%         7.25%         7.75%
  Expected return on plan assets...................          9.00%      9.00%      9.00%           9.00%         9.00%         9.00%
  Rate of compensation increase....................          4.32%      4.33%      4.48%             --            --            --

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ended December 31, 2002, gradually decreasing to 4.75% in 2008, and remaining level thereafter.

                                                     Pension Benefits                                Other Benefits
                                       --------------------------------------------   ---------------------------------------------
                                         For the          For the         For the       For the          For the          For the
                                        Six Months       Year Ended      Six Months    Six Months       Year Ended       Six Months
                                          Ended           June 30,         Ended         Ended           June 30,          Ended
                                       December 31,  ------------------   June 30,    December 31,  ------------------    June 30,
                                           2001        2001      2000       1999          2001        2001      2000        1999
                                       ------------  --------  --------  ----------   ------------  --------  --------   ----------
Components of Net Periodic
 Benefit Cost:
  Service cost......................   $      6,932  $ 12,708  $ 13,585  $    7,468   $      5,828  $  6,419  $  6,782   $    4,429
  Interest cost.....................         11,581    19,762    20,555       9,759         60,790    91,235    87,278       42,096
  Expected return on plan assets            (12,132)  (23,254)  (23,807)    (10,832)        (3,792)  (13,660)   (6,211)        (306)
  Amortization of prior
   service cost (credit)............            176       352       352         176         (3,082)   (8,831)   (8,831)      (4,416)
  Recognized net actuarial
   loss (gain)......................          2,256       750     3,132       1,345          3,224    (2,156)     (641)         280
                                       ------------  --------  --------  ----------   ------------  --------  --------   ----------
Benefit cost........................   $      8,813  $ 10,318  $ 13,817  $    7,916   $     62,968  $ 73,007  $ 78,377   $   42,083
                                       ============  ========  ========  ==========   ============  ========  ========   ==========

  Net periodic pension cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year.

  The following table provides information related to underfunded pension plans:

                                                            As of
                                                ------------------------------
                                                December 31,      June 30,
                                                    2001        2001     2000
                                                ------------   ------   ------
     Projected benefit obligation.............  $    343,499   $  867   $  867
     Accumulated benefit obligation...........  $    280,791   $  847   $  847
     Fair value of plan assets................  $    243,788   $  881   $  881

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

  Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                      1-Percentage      1-Percentage
                                                                     Point Increase    Point Decrease
                                                                     --------------    --------------
     Effect on total of service and interest costs components......      $  8,621         $  (7,193)
     Effect on accumulated postretirement benefit obligation.......      $230,328         $(179,040)

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

  Pneumoconiosis expense is calculated using the service cost method. Actuarial gains or losses are amortized over the remaining service period of active miners (approximately 14 years). The discount rate used to calculate the estimated present

                      CONSOL ENERGY INC. AND SUBSIDIARIES
value of the future obligations was 7.25%, 7.25% and 7.75% at December 31, 2001, June 30, 2001 and June 30, 2000, respectively.

     The reconciliation of changes in benefit obligation, plan assets and funded status of the CWP plan at December 31, 2001, June 30, 2001 and 2000 is as follows:

                                                                                                       June 30,
                                                                                December 31,   ------------------------
                                                                                    2001          2001          2000
                                                                                ----------     ----------    ----------
       Reconciliation of Benefit Obligation:
          Benefit obligation at beginning of year...........................    $  195,791     $  180,832    $  198,795
          Service cost......................................................         1,982          3,295         4,763
          Interest cost.....................................................         7,179         13,492        13,760
          Actuarial (gain) loss.............................................        12,947          6,573       (42,845)
          Acquisition.......................................................         9,794             --            --
          Contract renegotiation............................................            --             --        14,669
          Benefits paid.....................................................        (5,023)        (8,401)       (8,310)
                                                                                ----------     ----------    ----------
       Benefit obligation at end of year....................................    $  222,670     $  195,791    $  180,832
                                                                                ==========     ==========    ==========
       Reconciliation of Fair Value of Plan Assets:
          Fair value of plan assets at beginning of year....................    $   37,963     $   60,161    $   20,082
          Actual gain (loss) return on plan assets..........................        12,869          9,865        (1,974)
          Acquisition.......................................................        31,000             --            --
          Contract renegotiation............................................            --             --        42,053
          Company contributions.............................................            --             --        10,311
          Benefit and other payments........................................       (40,958)       (30,063)       (8,310)
          Legal and administrative costs....................................        (1,000)        (2,000)       (2,001)
                                                                                ----------     ----------    ----------
       Fair value of plan assets at end of year.............................    $   39,874     $   37,963    $   60,161
                                                                                ==========     ==========    ==========
       Funded Status:
          Status of plan (underfunded)......................................    $ (182,796)    $ (157,828)   $ (120,671)
          Unrecognized prior service credit.................................        (7,857)        (8,221)       (8,949)
          Unrecognized net actuarial gain...................................      (269,123)      (282,268)     (307,434)
                                                                                ----------     ----------    ----------
       Accrued benefit cost.................................................    $ (459,776)    $ (448,317)   $ (437,054)
                                                                                ==========     ==========    ==========


                                                                          For the                             For the
                                                                         Six Months     For the Year Ended   Six Months
                                                                           Ended             June 30,          Ended
                                                                        December 31,  -------------------     June 30,
                                                                            2001        2001       2000         1999
                                                                        -----------  ---------  ---------    ---------
       Components of Net Periodic Credit:
          Service cost..............................................      $  1,982   $  3,295   $  4,763     $  2,388
          Interest cost.............................................         7,179     13,492     13,760        6,439
          Legal and administrative costs............................         1,000      2,000      2,001        1,407
          Expected return on plan assets............................        (2,764)    (4,808)    (4,066)        (813)
          Amortization of prior service cost........................          (364)      (728)      (728)        (364)
          Recognized net actuarial (gain)...........................       (10,302)   (21,650)   (27,061)     (10,402)
                                                                        -----------  ---------  ---------    ---------
       Benefit credit...............................................      $ (3,269)  $ (8,399)  $(11,331)    $ (1,345)
                                                                        ===========  =========  =========    =========

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

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


                                                                                          June 30,
                                                                 December 31,   -----------------------------
                                                                     2001         2001       2000      1999
                                                                 ------------   --------   --------   -------
  Net Income:
       As reported..........................................        $1,059      $183,650   $107,040   $40,039
       Pro forma............................................        $ (435)     $182,492   $106,937   $40,024
  Basic earnings per share:
       As reported..........................................        $ 0.01      $   2.34   $   1.35   $  0.62
       Pro forma............................................        $(0.01)     $   2.32   $   1.35   $  0.62
  Diluted earnings per share:
       As reported..........................................        $ 0.01      $   2.33   $   1.35   $  0.62
       Pro forma............................................        $(0.01)     $   2.32   $   1.35   $  0.62

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

                                                                                                   June 30,
                                                                      December 31,   -------------------------------------
                                                                          2001          2001          2000         1999
                                                                      ------------   -----------   ----------   ----------
  Expected dividend yield......................................           4.6%           4.5%         7.0%         7.0%
  Expected volatility..........................................          59.4%          57.7%        38.0%        45.0%
  Risk-free interest rate......................................           4.5%           4.7%         6.0%         6.0%
  Expected life................................................        3.98 years    2.95 years    3.98 years   5.00 years

  A summary of the status of stock options granted is presented below:

                                                                                                           Weighted
                                                                                                            Average
                                                                             Weighted                      Exercise
                                                                             Average                       Price Of
                                                                             Exercise      Exercisable    Exercisable
                                                               Shares         Price          Options        Options
                                                              ---------      --------      -----------    -----------
  Initial Grant.............................................    784,000       $16.00
                                                              ---------       ------
  Balance at June 30, 1999..................................    784,000       $16.00
     Granted................................................     80,000        12.41
                                                              ---------       ------
  Balance at June 30, 2000..................................    864,000       $15.67         196,000         $16.00
     Granted................................................  1,039,096        22.77
     Exercised..............................................   (105,550)       15.37
     Forfeited..............................................   (192,750)       16.31
                                                              ---------       ------
  Balance at June 30, 2001..................................  1,604,796       $20.21         269,639         $15.97
     Granted................................................    754,693        26.51
     Forfeited..............................................    (15,400)       30.18
                                                              ---------       ------
  Balance at December 31, 2001..............................  2,344,089       $22.17         460,871         $16.75
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  Characteristics of outstanding stock options at December 31, 2001 are as follows:

                                                                Outstanding Options                Exercisable Options
                                                     ------------------------------------------   ----------------------
                                                                      Weighted         Weighted                 Weighted
                                                                       Average         Average                  Average
                                                                      Remaining        Exercise                 Exercise
  Range of Exercise Price                             Shares            Life            Price      Shares        Price
  -----------------------                            ---------        ---------        --------   --------      --------
  $10.88-11.56.....................................     49,000           8.3            $11.50      25,167       $11.49
   16.00-18.81.....................................  1,193,396           8.1             17.54     435,704        17.06
   25.69-30.79.....................................  1,101,693           9.6             27.66          --           --
                                                     ---------                                     -------
  $10.88-30.79.....................................  2,344,089           8.8            $22.17     460,871       $16.75
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

Note 20--Other Comprehensive Loss:

  Components of other comprehensive loss consist of the following:

                                                                                                                Accumulated
                                                                                                                   Other
                                                                          Unrealized            Minimum         Comprehen-
                                                                             Loss               Pension            sive
                                                                        on Securities          Liability           Loss
                                                                        --------------        ------------      -----------
Balance at June 30, 1999.............................................           $ (624)           $   (338)        $   (962)
Current period charge................................................             (393)                 16             (377)
Realized loss on securities..........................................            1,017                  --            1,017
                                                                                ------            --------         --------
Balance at June 30, 2000.............................................               --                (322)            (322)
Current period charge................................................               --                 (15)             (15)
                                                                                ------            --------         --------
Balance at June 30, 2001.............................................               --                (337)            (337)
Current period charge................................................               --             (37,322)         (37,322)
                                                                                ------            --------         --------
Balance at December 31, 2001.........................................           $   --            $(37,659)        $(37,659)
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 22--Supplemental Cash Flow Information:


                                                                     For the                                         For the
                                                                    Six Months            For the Year Ended        Six Months
                                                                      Ended                    June 30,               Ended
                                                                   December 31,        ------------------------      June 30,
                                                                       2001              2001            2000          1999
                                                                   ------------        --------        --------     ----------
Cash paid during the year for:
  Interest (net of amounts capitalized)......................        $ 13,257          $ 48,630        $ 45,428       $ 30,291
  Income taxes...............................................        $ 78,770          $ 20,962        $ 34,430       $ 26,942
Non-cash investing and financing activities:
  Businesses acquired (Note 2):
     Fair value of assets acquired...........................        $386,887          $ 39,072        $168,010       $     --
     Liabilities assumed.....................................        $549,625          $     --        $  4,504       $     --
Note received from property sales............................        $  4,225          $  9,108        $ 20,207       $     --
Exercise option on property..................................        $  1,529          $     --        $     --       $     --
Stock dividends issued.......................................        $     22          $     37        $     12       $     --

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  The carrying amounts and fair values of financial instruments are as follows:

                                                                                                   June 30,
                                                    December 31,             ----------------------------------------------------
                                                        2001                          2001                         2000
                                               -----------------------       -----------------------      -----------------------
                                               Carrying        Fair          Carrying        Fair         Carrying        Fair
                                                Amount        Value           Amount        Value          Amount        Value
                                               ---------    ----------       ---------    ----------      ---------    ----------
Cash and cash equivalents................      $  15,582    $  15,582        $  16,625    $  16,625       $   8,181    $   8,181
Short-term notes payable.................      $(323,683)   $(323,683)       $(360,063)   $(360,063)      $(464,310)   $(464,310)
Long-term debt...........................      $(287,168)   $(298,608)       $(289,188)   $(293,647)      $(289,074)   $(288,162)

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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Industry segment results for the six months ended December 31, 2001 are:

                                                     Coal            Gas       All Other   Elimination    Consolidated
                                                 -------------   -----------   ---------   -----------    -------------
Sales--outside.................................  $  891,739(A)   $ 47,918(A)   $ 40,004      $     --     $  979,661
Freight--outside...............................      70,314            --            --            --         70,314
Intersegment transfers.........................          --           809        43,878       (44,687)            --
                                                 -------------   -----------   ---------   -----------    -------------
  Total Sales and Freight......................  $  962,053      $ 48,727      $ 83,882      $(44,687)    $1,049,975
                                                 =============   ===========   =========   ===========    =============
Pretax Operating Income (Loss).................  $   (6,986)     $  8,823      $ (1,521)                  $      316(B)
                                                 =============   ===========   =========                  =============
Segment assets.................................  $2,926,266      $594,955      $163,372                   $3,684,593(C)
                                                 =============   ===========   =========                  =============
Depreciation, depletion and amortization.......  $  102,686      $ 12,581      $  4,772                   $  120,039
                                                 =============   ===========   =========                  =============
Additions to property, plant and equipment.....  $  133,992      $375,392(D)   $  6,635                   $  516,019
                                                 =============   ===========   =========                  =============

(A) Included in the Coal segment are sales of $122,335 to American Electric Power and sales of $149,119 to Allegheny Energy. Included in the Gas segment are sales of $30,380 to American Electric Power.
(B) Includes equity in earnings (losses) of unconsolidated affiliates of $86, $1,079 and $(369) for Coal, Gas and All Other, respectively.
(C) Includes investments in unconsolidated equity affiliates of $69,415, $7,589 and $663 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $74,474 of receivables related to the Export Sales Excise Tax resolution.
(D) Included in the Gas segment additions is $342,497 attributable to the purchase from Conoco Inc. of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company. The assets owned by these two entities are fully consolidated at and from the acquisition date, and previously were accounted for on the equity method.

Industry segment results for the twelve months ended June 30, 2001 are:

                                                     Coal          Gas     All Other   Elimination    Consolidated
                                                  ----------     --------  ---------   -----------    ------------
Sales--outside..................................  $1,866,600(E)  $129,768   $131,362   $        --      $2,127,730
Sales--related parties..........................       9,288           --         --            --           9,288
Freight--outside................................     157,037           --         --            --         157,037
Freight--related parties........................       3,903           --         --            --           3,903
Intersegment transfers..........................          --        3,535     95,540       (99,075)             --
                                                  ----------     --------   --------   -----------      ----------
  Total Sales and Freight.......................  $2,036,828     $133,303   $226,902   $   (99,075)     $2,297,958
                                                  ==========     ========   ========   ===========      ==========
Pretax Operating Income (Loss)..................  $  188,648     $ 95,293   $(17,209)                   $  266,732(F)
                                                  ==========     ========   ========                    ==========
Segment assets..................................  $3,001,455     $329,834   $158,694                    $3,489,983(G)
                                                  ==========     ========   ========                    ==========
Depreciation, depletion and amortization........  $  220,849     $ 10,818   $ 11,605                    $  243,272
                                                  ==========     ========   ========                    ==========
Additions to property, plant and equipment......  $  176,372     $ 29,826   $ 13,635                    $  219,833
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Industry segment results for the twelve months ended June 30, 2000 are:

                                                       Coal            Gas       All Other   Elimination    Consolidated
                                                  --------------  ------------  -----------  ------------  --------------
Sales--outside.................................   $ 1,886,358(H)  $  48,198     $ 157,040     $      --    $ 2,091,596
Sales--related parties.........................         3,254            --            --            --          3,254
Freight--outside...............................       164,512            --            --            --        164,512
Freight--related parties.......................         1,422            --            --            --          1,422
Intersegment transfers.........................            --           831        88,159       (88,990)            --
                                                  --------------  ------------  -----------  ------------  --------------
   Total Sales and Freight.....................   $ 2,055,546     $  49,029     $ 245,199     $ (88,990)   $ 2,260,784
                                                  ==============  ============  ===========  ============  ==============
Pretax Operating Income (Loss).................   $   143,576     $  23,321(I)  $  (4,536)                 $   162,361
                                                  ==============  ============  ===========                ==============
Segment assets.................................   $ 2,969,779     $ 320,840     $ 175,056                  $ 3,465,675(J)
                                                  ==============  ============  ===========                ==============
Depreciation, depletion and amortization.......   $   232,505     $   5,299     $  12,073                  $   249,877
                                                  ==============  ============  ===========                ==============
Additions to property, plant and equipment.....   $   126,417     $ 128,287(K)  $   4,046                  $   258,750
                                                  ==============  ============  ===========                ==============

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

Industry segment results for the six months ended June 30, 1999 are:

                                                        Coal          Gas    All Other     Elimination   Consolidated
                                                   -------------  ---------  ----------    ------------ --------------
Sales--outside..................................   $   980,387(L) $  11,091  $  85,050     $      --    $ 1,076,528
Sales--related parties..........................         5,394           --         --            --          5,394
Freight--outside................................        77,777           --         --            --         77,777
Freight--related parties........................         2,710           --         --            --          2,710
Intersegment transfers..........................            --           --     48,234       (48,234)            --
                                                   -------------  ---------  ----------    ------------ --------------
  Total Sales and Freight.......................   $ 1,066,268    $  11,091  $ 133,284     $ (48,234)   $ 1,162,409
                                                   =============  ========== ==========    ============ ==============
Pretax Operating Income (Loss)..................   $    79,148    $   1,026  $ (10,018)                 $    70,156
                                                   =============  =========  ==========                 ===============
Segment assets..................................   $ 3,185,544    $ 111,711  $ 168,669                  $ 3,465,924(M)
                                                   =============  =========  ==========                 ==============
Depreciation, depletion and amortization........   $   112,231    $   2,223  $   6,783                  $   121,237
                                                   =============  =========  ==========                 ==============
Additions to property, plant and equipment......   $   102,326    $   8,002  $   1,275                  $   111,603
                                                   =============  =========  ==========                 ==============

(L) Included in the Coal segment are sales of $155,991 to Allegheny Energy.
(M) Includes investments in unconsolidated equity affiliates of $769 and $1,210 for Coal and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

  Revenue:

                                                                      For the                                          For the
                                                                    Six Months           For the Year Ended           Six Months
                                                                       Ended                  June 30                   Ended
                                                                    December 31,    ---------------------------        June 30,
                                                                       2001             2001            2000             1999
                                                                   ------------     -----------     -----------      -----------
Total segment sales and freight from external customers...         $ 1,049,975      $ 2,297,958     $ 2,260,784      $ 1,162,409
Other income not allocated to segments (Note 4)...........              31,223           70,457          64,359           28,560
                                                                   ------------     -----------     -----------      -----------
  Total Consolidated Revenue..............................         $ 1,081,198      $ 2,368,415     $ 2,325,143      $ 1,190,969
                                                                   ============     ===========     ===========      ===========

                      CONSOL ENERGY INC. AND SUBSIDIARIES


                                                                     For the              For the              For the
Operating Profit:                                                   Six Months           Year Ended           Six Months
                                                                      Ended               June 30,              Ended
                                                                   December 31,   ------------------------     June 30,
                                                                       2001          2001          2000          1999
                                                                   ------------   ----------    ----------    ----------
Total segment pretax operating income............................  $        316   $  266,732    $  162,361    $   70,156
Interest expense -- net and other non-operating activity.........       (19,936)     (26,397)      (55,814)      (29,996)
                                                                   ------------   ----------    ----------    ----------
Earnings (Loss) Before Income Taxes..............................  $    (19,620)  $  240,335    $  106,547    $   40,160
                                                                   ============   ==========    ==========    ==========

Total Assets:

                                                                                                 June 30,
                                                                   December 31,   --------------------------------------
                                                                       2001          2001          2000          1999
                                                                   ------------   ----------    ----------    ----------
Total assets for reportable segments.............................  $  3,684,593   $3,489,983    $3,465,675    $3,465,924
Cash and other investments.......................................        15,968       17,104         8,181        47,223
Deferred tax assets..............................................       575,614      355,533       384,642       361,879
Black Lung excise tax resolution interest receivable.............        21,419       32,351            --            --
Recoverable income taxes.........................................            --           --         7,813            --
                                                                   ------------   ----------    ----------    ----------
  Total Consolidated Assets......................................  $  4,297,594   $3,894,971    $3,866,311    $3,875,026
                                                                   ============   ==========    ==========    ==========

Enterprise-Wide Disclosures:

  CONSOL Energy's Revenues by geographical location:

                                                                     For the               For the             For the
                                                                    Six Months            Year Ended          Six Months
                                                                      Ended                June 30,             Ended
                                                                   December 31,   ------------------------     June 30,
                                                                       2001          2001          2000          1999
                                                                   ------------   ----------    ----------    ----------
United States....................................................  $    859,492   $1,881,045    $1,848,308    $  928,746
Europe...........................................................        97,739      230,074       193,581       117,599
Asia.............................................................        14,886       26,311        72,878        40,704
Canada  .........................................................        33,922       86,828        59,054        43,833
South America....................................................        36,050       52,366        45,416        12,752
Middle East......................................................            --           --        21,096         9,492
Africa...........................................................         7,886       21,334        20,451         9,283
                                                                   ------------   ----------    ----------    ----------
  Total Revenues and Freight from External Customers (N).........  $  1,049,975   $2,297,958    $2,260,784    $1,162,409
                                                                   ============   ==========    ==========    ==========

(N) CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy's Property, Plant and Equipment by geographical location are:

                                                                                                 June 30,
                                                                   December 31,   --------------------------------------
                                                                       2001          2001          2000          1999
                                                                   ------------   ----------    ----------    ----------
United States....................................................  $  2,904,969   $2,520,288    $2,562,856    $2,659,429
Canada  .........................................................        10,226       10,882        11,478        14,717
Belgium..........................................................           115          122           110           120
                                                                   ------------   ----------    ----------    ----------
 Total Property, Plant and Equipment.............................  $  2,915,310   $2,531,292    $2,574,444    $2,674,266
                                                                   ============   ==========    ==========    ==========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 28--Supplemental Coal Data (unaudited):

                                                                          (Millions of Tons)
                                                  ------------------------------------------------------------------
                                                                       For The
                                                  For the Six         Year Ended         For the Six    For the Year
                                                  Months Ended         June 30,         Months Ended       Ended
                                                  December 31,    ------------------      June 30,      December 31,
                                                      2001          2001      2000          1999            1998
                                                  ------------    --------  --------    -------------   ------------
Proved and probable reserves at beginning of
 period.......................................           4,378       4,461     4,705            4,755          4,776
Purchased reserves............................               4           3         3                4            148
Reserves sold in place........................              (8)         (5)      (66)             (11)           (29)
Production....................................             (34)        (71)      (73)             (38)           (76)
Revisions and other changes...................             (18)        (10)     (108)              (5)           (64)
                                                  ------------    --------  --------    -------------   ------------
Consolidated Proved and Probable Reserves at
 end of period*...............................           4,322       4,378     4,461            4,705          4,755
                                                  ============    ========  ========    =============   ============
Proportionate share of proved and probable
 Reserves of unconsolidated equity
 affiliates *.................................              43          33        --               --             --
                                                  ------------    --------  --------    -------------   ------------

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

Note 29--Supplemental Gas Data (unaudited):

  The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities" and related accounting rules:

  Capitalized Costs:

                                                                                           June 30,
                                                                 December 31,    -----------------------------
                                                                     2001            2001             2000
                                                                 ------------    ------------     ------------
  Proved properties...........................................   $    569,575    $    148,012     $    118,143
  Accumulated depreciation, depletion and amortization........         75,931          17,151            2,155
                                                                 ------------    ------------     ------------

  Net Capitalized Costs ......................................   $    493,644    $    130,861     $    115,988
                                                                 ============    ============     ============

  Proportionate Share of Gas Producing Net Property, Plant
    And Equipment of Unconsolidated Equity Affiliates.........   $        496    $    109,422     $     97,818
                                                                 ============    ============     ============

                      CONSOL ENERGY INC. AND SUBSIDIARIES

  Results of Operations:

                                                                    For the Six                               For the
                                                                       Months        For the Year Ended      Six Months
                                                                       Ended              June 30,             Ended
                                                                    December 31,   -----------------------    June 30,
                                                                        2001          2001         2000         1999
                                                                    ------------   ----------   ----------   ----------
  Total Revenue..............................................       $     51,060   $  157,832   $   52,456   $   11,769

  Lifting Costs..............................................              8,111        8,893        6,615        1,072
  Royalty Expense............................................              3,530       12,983        2,725          394
  Other Production Costs.....................................             18,015       29,845       14,496        7,054
  Depreciation, Depletion & Amortization.....................             12,581       10,818        5,299        2,223
                                                                    ------------   ----------   ----------   ----------
  Total Cost.................................................             42,237       62,539       29,135       10,743

  Pretax Operating Income....................................              8,823       95,293       23,321        1,026
  Income Taxes...............................................               (798)      33,236        8,222         (367)
                                                                    ------------   ----------   ----------   ----------
  Results of Operations, excluding Corporate and
    Interest Costs...........................................       $      9,621   $   62,057   $   15,099   $    1,393
                                                                    ============   ==========   ==========   ==========

  Gross Reserve Quantity:

                                                                              (Millions of cubic feet (MMcf))
                                                                    ---------------------------------------------------
                                                                                           For the            For the
                                                                    For the Six           Year Ended         Six Months
                                                                    Months Ended           June 30,            Ended
                                                                    December 31,   -----------------------    June 30,
                                                                        2001          2001         2000         1999
                                                                    ------------   ----------   ----------   ----------
Proved developed and undeveloped gas reserves at beginning
 of period*.......................................................       780,507      746,813      467,009      470,087
Purchased reserves................................................       414,806           --      284,591           --
Production........................................................       (19,737)     (34,706)     (16,299)      (3,078)
Revisions and other changes.......................................           656       68,400       11,512           --
                                                                    ------------   ----------   ----------   ----------
Proved developed and undeveloped gas reserves at end of
 Period*..........................................................     1,176,232      780,507      746,813      467,009
                                                                    ============   ==========   ==========   ==========
Proportional interest in reserves of investees accounted for by the equity method (included in proved developed and
 undeveloped gas reserves)........................................         6,802      416,183      424,848           --
                                                                    ============   ==========   ==========   ==========
Proved developed reserves:
  At beginning of period..........................................       261,426      178,690       72,749       75,826
                                                                    ============   ==========   ==========   ==========
  At end of period................................................       413,234      261,426      178,690       72,749
                                                                    ============   ==========   ==========   ==========
Proved developed reserves in equity affiliates included in
 proved developed reserves:
  At beginning of period..........................................       117,620      103,313           --           --
                                                                    ============   ==========   ==========   ==========
  At end of period................................................         5,022      117,620      103,313           --
                                                                    ============   ==========   ==========   ==========

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

Standardized Measure of Discounted Future Net Cash Flows:

  The following information has been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities." This statement requires the standardized measure of

                      CONSOL ENERGY INC. AND SUBSIDIARIES
discounted future net cash flows to be based on year-end sales prices, costs and statutory income tax rates and a 10 percent annual discount rate. Because prices used in the calculation are as of the end of the period, the standardized measure could vary significantly from year to year based on the market conditions at that specific date.

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

                                                                                                     At June 30,
                                                                    At December 31,    ----------------------------------------
                                                                          2001             2001          2000          1999
                                                                    ---------------    ------------  ------------   -----------
     Future Cash Flows:
        Revenues...............................................     $     3,258,890    $  2,647,689  $  3,238,988   $ 1,004,900
        Production costs.......................................          (1,847,658)     (1,520,955)   (1,365,925)     (612,237)
        Development costs......................................            (853,137)       (286,680)     (242,733)     (101,050)
        Income tax expense.....................................            (124,871)       (288,447)     (479,504)      (96,595)
                                                                    ---------------    ------------  ------------   -----------
     Future Net Cash Flows.....................................             433,224         551,607     1,150,826       195,018
     Discounted to present value at a 10% annual rate..........            (214,859)       (362,451)     (656,245)     (131,678)
                                                                    ---------------    ------------  ------------   -----------
     Total standardized measure of discounted net cash flows...     $       218,365    $    189,156  $    494,581   $    63,340
                                                                    ===============    ============  ============   ===========
     Standardized measure of discounted net cash flows
       for equity affiliates included above....................     $            --    $     32,451  $    177,068   $        --
                                                                    ===============    ============  ============   ===========

  The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

                                                                                                  At June 30,
                                                                    At December 31,    --------------------------------
                                                                         2001             2001        2000       1999
                                                                    ---------------    ---------   ---------   --------
     Balance at Beginning of Period............................     $       189,156    $ 494,581   $  63,340   $ 71,500
     Net changes in sales prices and production costs..........          (1,387,961)    (857,403)    857,939    (35,760)
     Sales--net of production costs ...........................             284,498     (106,111)    (28,620)    (3,249)
     Net change due to acquisition.............................           1,155,060           --     744,637         --
     Net change due to revisions in quantity estimates.........             232,901      217,185     (18,299)     2,216
     Development costs incurred, previously
       estimated...............................................             (18,141)     (13,398)     (4,545)    (6,064)
     Changes in estimated future development costs.............            (566,457)     (43,947)   (141,683)        38
     Net change in future income taxes.........................             163,576      191,057    (382,909)     8,862
     Accretion of discount and other...........................             165,733      307,192    (595,279)    25,797
                                                                    ---------------    ---------   ---------   --------
        Total Discounted Cash Flow at End of
          Period...............................................     $       218,365    $ 189,156   $ 494,581   $ 63,340
                                                                    ===============    =========   =========   ========

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Note 30--Quarterly Information (unaudited):

                                                                                                  Three Months Ended
                                                                                             ----------------------------
                                                                                             December 31,   September 30,
                                                                                                 2001           2001
                                                                                             ------------   -------------
Sales......................................................................................  $    486,805   $     492,856
                                                                                             ============   =============
Freight Revenue............................................................................  $     34,104   $      36,210
                                                                                             ============   =============
Costs of Goods Sold and Other Operating Charges............................................  $    379,827   $     396,520
                                                                                             ============   =============
Freight Expense............................................................................  $     34,104   $      36,210
                                                                                             ============   =============
   Net (Loss) Income.......................................................................  $     12,568   $     (11,509)
                                                                                             ============   =============
Earnings Per Share:
   Basic...................................................................................  $       0.16   $       (0.15)
                                                                                             ============   =============
   Dilutive................................................................................  $       0.16   $       (0.15)
                                                                                             ============   =============
Weighted Average Shares Outstanding:
   Basic...................................................................................    78,703,099      78,696,365
                                                                                             ============   =============
   Dilutive................................................................................    78,926,711      78,913,117
                                                                                             ============   =============

                                                                                 Three Months Ended
                                                              -----------------------------------------------------------
                                                               June 30,       March 31,      December 31,   September 30,
                                                                 2001           2001             2000           2000
                                                              -----------    -----------     ------------   -------------
Sales.......................................................  $   560,643    $   576,930     $    508,185   $     491,260
                                                              ===========    ===========     ============   =============
Freight Revenue.............................................  $    56,080    $    32,635     $     35,154   $      37,071
                                                              ===========    ===========     ============   =============
Costs of Goods Sold and Other Operating Charges.............  $   409,695    $   421,415     $    367,342   $     370,231
                                                              ===========    ===========     ============   =============
Freight Expense.............................................  $    56,080    $    32,635     $     35,154   $      37,071
                                                              ===========    ===========     ============   =============
     Net Income.............................................  $    49,347    $   100,800     $     29,407   $       4,096
                                                              ===========    ===========     ============   =============
Earnings Per Share:
  Basic.....................................................  $      0.63    $      1.28(A)  $       0.37   $        0.05
                                                              ===========    ===========     ============   =============
  Dilutive..................................................  $      0.62    $      1.27(A)  $       0.37   $        0.05
                                                              ===========    ===========     ============   =============
Weighted Average Shares Outstanding:
  Basic.....................................................   78,670,017     78,616,575       78,590,854      78,577,553
                                                              ===========    ===========     ============   =============
  Dilutive..................................................   79,071,471     79,201,793       78,745,914      78,681,451
                                                              ===========    ===========     ============   =============

(A) The increase in Earnings Per Share was due mainly to the recognition of pre-tax income of $95,292 for the Black Lung Excise Tax Resolution.

                                                                                   Three Months Ended
                                                              -----------------------------------------------------------
                                                               June 30,       March 31,      December 31,   September 30,
                                                                 2000           2000             1999           1999
                                                              -----------    -----------     ------------   -------------
Sales.......................................................  $   501,513    $   511,016     $    537,109   $     545,212
                                                              ===========    ===========     ============   =============
Freight Revenue.............................................  $    44,387    $    35,862     $     40,734   $      44,951
                                                              ===========    ===========     ============   =============
Costs of Goods Sold and Other Operating Charges.............  $   337,984    $   369,524     $    375,387   $     416,087
                                                              ===========    ===========     ============   =============
Freight Expense.............................................  $    44,387    $    35,862     $     40,734   $      44,951
                                                              ===========    ===========     ============   =============
     Net Income.............................................  $    36,837    $    22,970     $     36,506   $      10,727
                                                              ===========    ===========     ============   =============
Earnings Per Share:
  Basic.....................................................  $      0.47    $      0.29     $       0.46   $        0.13
                                                              ===========    ===========     ============   =============
  Dilutive..................................................  $      0.47    $      0.29     $       0.46   $        0.13
                                                              ===========    ===========     ============   =============
Weighted Average Shares Outstanding:
  Basic.....................................................   78,615,363     79,217,730       79,901,818      80,250,718
                                                              ===========    ===========     ============   =============
  Dilutive..................................................   78,619,097     79,218,134       79,902,337      80,250,870
                                                              ===========    ===========     ============   =============

                      CONSOL ENERGY INC. AND SUBSIDIARIES

                                                                                                        Three Months Ended
                                                                                                   -----------------------------
                                                                                                     June 30,         March 31,
                                                                                                      1999              1999
                                                                                                   -----------       -----------
  Sales..........................................................................................  $   514,429       $   567,493
                                                                                                   ===========       ===========
  Freight Revenue................................................................................  $    32,469       $    48,018
                                                                                                   ===========       ===========
  Costs of Goods Sold and Other Operating Charges................................................  $   393,539       $   396,580
                                                                                                   ===========       ===========
  Freight Expense................................................................................  $    32,469       $    48,018
                                                                                                   ===========       ===========
        Net Income...............................................................................  $    14,434       $    25,605
                                                                                                   ===========       ===========
  Earnings Per Share:
     Basic.......................................................................................  $      0.20       $      0.44
                                                                                                   ===========       ===========
     Dilutive....................................................................................  $      0.20       $      0.44
                                                                                                   ===========       ===========
  Weighted Average Shares Outstanding:
     Basic.......................................................................................   71,823,602        57,667,558
                                                                                                   ===========       ===========
     Dilutive....................................................................................   71,823,602        57,667,558
                                                                                                   ===========       ===========

Note 31--Subsequent Events:

  On March 7, 2002, CONSOL Energy issued $250,000 of 7.875 percent Notes due in 2012. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes is guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. CONSOL Energy may redeem the notes, in whole or in part, at CONSOL Energy's option, at any time at a redemption rate equal to the greater of the principal balance plus accrued interest to the redemption date or the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 45 basis points plus accrued interest to the redemption date. The notes have not been registered under the Securities Act of 1933 or any state securities laws but were offered and sold only to qualified institutional buyers and outside the United States to non-United-States persons in reliance upon Regulation S under the Securities Act of 1933. CONSOL Energy has agreed to file an exchange offer registration statement with the SEC to allow the exchange of the notes for a new issue of substantially identical notes registered under the Securities Act of 1933 within 90 days after the original issuance of the notes. CONSOL Energy paid approximately $4,186 for debt issue costs related to these notes. The debt issuance costs will be amortized using the interest method. The payment obligations of the notes due 2012 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy but may be released in certain circumstances as to any subsidiary at such time as it does not have any debt for borrowed money or is not a guarantor of debt.

  The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy's parent and a guarantor company manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Income Statement for the six months ended December 31, 2001;

                                                   Parent   Guarantor   Non-Guarantor   Elimination   Consolidated
                                                  -------   ---------   -------------   -----------   ------------
Sales - Outside                                   $     -   $ 646,897   $     332,764   $         -   $    979,661
Freight - Outside                                       -      42,017          28,297             -         70,314
Other Income (including equity earnings)            4,820      76,938         (26,340)      (24,195)        31,223
                                                  -------   ---------   -------------   -----------   ------------
     Total Revenue                                  4,820     765,852         334,721       (24,195)     1,081,198


Cost of Goods Sold and Operating Charges            7,326     635,242         200,085       (66,306)       776,347
Intercompany Activity                              (7,827)    (54,209)         (2,073)       64,109              -
Freight Expense                                         -      42,018          28,296             -         70,314
Selling, General and Administrative Expense             -      22,384           9,109             -         31,493
Depreciation, Depletion and Amortization            1,129      90,458          28,452             -        120,039
Interest Expense                                    3,358      11,808           1,398             -         16,564
Taxes Other Than Income                             1,820      58,782          20,057             -         80,659
Export Sales Excise Tax
Resolution                                              -       5,083             319             -          5,402
                                                  -------   ---------   -------------   -----------   ------------
Total Costs                                         5,806     811,566         285,643        (2,197)     1,100,818
                                                  -------   ---------   -------------   -----------   ------------
Earnings(Loss) Before Income Taxes                   (986)    (45,714)         49,078       (21,998)       (19,620)
Income Taxes (Benefit)                             (2,045)    (30,919)         12,285             -        (20,679)
                                                  -------   ---------   -------------   -----------   ------------
Net Income(Loss)                                  $ 1,059   $ (14,795)  $      36,793   $   (21,998)  $      1,059
                                                  =======   =========   =============   ===========   ============

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Balance Sheet for December 31, 2001;
                                                     Parent       Guarantor     Non-Guarantor    Elimination    Consolidated
                                                   ----------    -----------    -------------    -----------    ------------
Assets:
Current Assets:
Cash and Cash Equivalents                          $    3,723    $       158    $      11,701    $         -    $     15,582
Accounts and Notes Receivable:
     Trade                                                  -        204,520           59,331        (43,409)        220,442
     Other                                              1,577        108,791           12,986              -         123,354
Inventories                                               240         83,668           29,986              -         113,894
Deferred Income Taxes                                  54,708              -                -              -          54,708
Prepaid Expenses                                        3,142         30,667            8,465              -          42,274
                                                   ----------    -----------    -------------    -----------    ------------
     Total Current Assets                              63,390        427,804          122,469        (43,409)        570,254
Property, Plant and Equipment:
     Property, Plant and Equipment                     51,581      4,055,229        1,307,150              -       5,413,960
     Less-Accumulated Depreciation,
       Depletion and Amortization                      20,737      2,074,162          403,751              -       2,498,650
                                                   ----------    -----------    -------------    -----------    ------------
Property, Plant and Equipment - Net                    30,844      1,981,067          903,399              -       2,915,310
Other Assets:
     Deferred Income Taxes                            520,906              -                -              -         520,906
     Advanced Mining Royalties                              9         52,966           39,669              -          92,644
     Investment in Affiliates                       1,113,721        951,651           51,236     (2,038,941)         77,667
     Other                                                754         74,451           45,608              -         120,813
                                                   ----------    -----------    -------------    -----------    ------------
     Total Other Assets                             1,635,390      1,079,068          136,513     (2,038,941)        812,030
                                                   ----------    -----------    -------------    -----------    ------------
Total Assets                                       $1,729,624    $ 3,487,939    $   1,162,381    $(2,082,350)   $  4,297,594
                                                   ==========    ===========    =============    ===========    ============

Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                              $  117,281    $     5,957    $      91,912    $   (43,409)   $    171,741
     Accounts Payable (Receivable)-
       Related Parties                                811,479       (374,435)        (517,919)        80,875               -
     Short-Term Notes Payable                          77,869              -                -              -          77,869
     Current Portion of Long-Term Debt
       and Capital Lease Obligations                      100         72,036              635              -          72,771
     Accrued Income Taxes                               4,799              -                -              -           4,799
     Other Accrued Liabilities                         31,753        208,826           72,989              -         313,568
                                                   ----------    -----------    -------------    -----------    ------------
       Total Current Liabilities                    1,043,281        (87,616)        (352,383)        37,466         640,748
Long-Term Debt:
     Long-Term Debt                                   245,892        211,688            6,607              -         464,187
     Capital Lease Obligations                              -          8,482                -                          8,482
                                                   ----------    -----------    -------------    -----------    ------------
       Total Long-Term Debt                           245,892        220,170            6,607              -         472,669
Deferred Credits and Other Liabilities:
     Postretirement Benefits Other Than
       Pensions                                             -      1,417,567                -              -       1,417,567
     Pneumoconiosis                                         -        459,776                -              -         459,776
     Mine Closing                                           -        198,700          135,038              -         333,738
     Workers' Compensation                              1,738        234,814           32,523              -         269,075
     Deferred Revenue                                       -        195,370           32,225              -         227,595
     Reclamation                                            -          7,715            6,029              -          13,744
     Other                                            167,154         21,649            2,320              -         191,123
                                                   ----------    -----------    -------------    -----------    ------------
       Total Deferred Credits and
         Other Liabilities                            168,892      2,535,591          208,135              -       2,912,618
Stockholders' Equity                                  271,559        819,794        1,300,022     (2,119,816)        271,559
                                                   ----------    -----------    -------------    -----------    ------------
Total Liabilities and Stockholders' Equity         $1,729,624    $ 3,487,939    $   1,162,381    $(2,082,350)   $  4,297,594
                                                   ==========    ===========    =============    ===========    ============

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows
For the Six Months Ended December 31,
2001;

                                                    Parent      Guarantor      Non-Guarantor     Elimination    Consolidated
                                                   --------    -----------     -------------     -----------    ------------
Net Cash Provided by
 (Used in) Operating Activities                    $105,153    $   112,440     $    (124,614)    $         -    $     92,979
                                                   --------    -----------     -------------     -----------    ------------
Cash Flows from Investing Activities:
Capital Expenditures                               $ (3,637)   $  (112,777)    $     (46,448)    $         -    $   (162,862)
Acquisitions - Net of Cash Acquired                 (20,694)             -           183,432               -         162,738
Investment in Equity Affiliates                      (1,493)          (275)          (12,046)              -         (13,814)
Other Investing Activities                               15          2,538              (108)              -           2,445
                                                   --------    -----------     -------------     -----------    ------------
Net Cash (Used in) Provided by
  Investing Activities                             $(25,809)   $  (110,514)    $     124,830     $         -    $    (11,493)
                                                   --------    -----------     -------------     -----------    ------------

Cash Flows from Financial Activities:
Payments on Short-Term Borrowings                  $(36,564)   $         -     $           -     $         -    $    (36,564)
Dividends Paid                                      (44,050)             -                 -               -         (44,050)
Other Financing Activities                                -         (1,915)                -               -          (1,915)
                                                   --------    -----------     -------------     -----------    ------------
Net Cash Used in Financing Activities              $(80,614)   $    (1,915)    $           -     $         -    $    (82,529)
                                                   --------    -----------     -------------     -----------    ------------

Income Statement for the Twelve Months
  Ended June 30, 2001;

                                                    Parent      Guarantor      Non-Guarantor     Elimination    Consolidated
                                                   --------    -----------     -------------     -----------    ------------
Sales - Outside                                    $      -    $ 1,575,195     $     552,535     $         -    $  2,127,730
Sales - Related Parties                                   -          4,029             5,259               -           9,288
Freight - Outside                                         -         98,552            58,485               -         157,037
Freight - Related Parties                                 -          3,903               647            (647)          3,903
Other Income (including equity earnings)            197,473        192,216           (90,397)       (228,835)         70,457
                                                   --------    -----------     -------------     -----------    ------------
  Total Revenue                                     197,473      1,873,895           526,529        (229,482)      2,368,415

Cost of Good Sold and Operating Charges              31,927      1,403,980           261,188        (128,412)      1,568,683
Intercompany Activity                               (33,862)      (112,934)           17,163         129,633               -
Freight Expense                                           -        102,455            59,132            (647)        160,940
Selling, General and Administrative Expense               -         43,379            19,664               -          63,043
Depreciation, Depletion and Amortization              2,010        193,868            49,251          (1,857)        243,272
Interest Expense                                     17,111         36,340             4,147               -          57,598
Taxes Other Than Income                               4,204        156,369            (2,507)              -         158,066
Export Sales Excise Tax
  Resolution                                              -       (115,886)           (7,636)              -        (123,522)
                                                   --------    -----------     -------------     -----------    ------------
  Total Costs                                        21,390      1,707,571           400,402          (1,283)      2,128,080
                                                   --------    -----------     -------------     -----------    ------------
Earnings (Loss) Before Income Taxes                 176,083        166,324           126,127        (228,199)        240,335
Income Taxes (Benefit)                               (7,567)        34,486            29,766               -          56,685
                                                   --------    -----------     -------------     -----------    ------------
Net Income(Loss)                                   $183,650    $   131,838     $      96,361     $  (228,199)   $    183,650
                                                   ========    ===========     =============     ===========    ============

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Balance Sheet for June 30, 2001;

                                                     Parent      Guarantor     Non-Guarantor   Elimination   Consolidated
                                                   ----------    ----------    ------------    -----------   ------------
Assets:
Current Assets:
Cash and Cash Equivalents                          $    4,993    $      147    $     11,485    $         -   $     16,625
Accounts and Notes Receivable:
     Trade                                                  -       190,151          58,834        (27,428)       221,557
     Related Parties                                      (11)            4               7              -              -
     Other                                                973       124,460          32,988              -        158,421
Inventories                                               240        81,385          13,421              -         95,046
Deferred Income Taxes                                  46,340             -               -              -         46,340
Prepaid Expenses                                        2,127        23,060           2,685              -         27,872
                                                   ----------    ----------    ------------    -----------   ------------
     Total Current Assets                              54,662       419,207         119,420        (27,428)       565,861
Property, Plant and Equipment:
     Property, Plant and Equipment                     39,195     3,942,384         962,382              -      4,943,961
     Less-Accumulated Depreciation, Depletion
       and Amortization                                20,636     1,981,411         410,622              -      2,412,669
                                                   ----------    ----------    ------------    -----------   ------------
Property, Plant and Equipment - Net                    18,559     1,960,973         551,760              -      2,531,292
Other Assets:
     Deferred Income Taxes                            309,193             -               -              -        309,193
     Advanced Mining Royalties                              6        56,922          40,489              -         97,417
     Investment in Affiliates                       1,075,990       699,994         101,492     (1,653,965)       223,511
     Other                                             55,079        77,350          35,268              -        167,697
                                                   ----------    ----------    ------------    -----------   ------------
     Total Other Assets                             1,440,268       834,266         177,249     (1,653,965)       797,818
                                                   ----------    ----------    ------------    -----------   ------------
Total Assets                                       $1,513,489    $3,214,446    $    848,429    $(1,681,393)  $  3,894,971
                                                   ==========    ==========    ============    ===========   ============

Liabilities and Stockholders' Equity:
Current Liabilities:
     Accounts Payable                              $  104,839    $   17,571    $     49,118    $   (27,428)  $    144,100
     Accounts Payable (Receivable) Related
       Parties                                        554,795      (274,834)       (373,952)        94,086             95
     Short-Term Notes Payable                         360,063             -               -              -        360,063
     Current Portion of Long-Term Debt and
       Capital Lease Obligations                          100        71,798             635              -         72,533
     Accrued Income Taxes                               2,322             -               -              -          2,322
     Other Accrued Liabilities                         63,028       254,041          37,791              -        354,860
                                                   ----------    ----------    ------------    -----------   ------------
       Total Current Liabilities                    1,085,147        68,576        (286,408)        66,658        933,973
Long-Term Debt:
     Long-Term Debt                                        69       213,224           7,101              -        220,394
     Capital Lease Obligations                              -        10,634               -              -         10,634
                                                   ----------    ----------    ------------    -----------   ------------
       Total Long-Term Debt                                69       223,858           7,101              -        231,028
Deferred Credits and Other Liabilities:
Postretirement Benfits Other Than Pensions                  -     1,140,501               -              -      1,140,501
Pneumoconiosis                                              -       446,790           1,527              -        448,317
Mine Closing                                                -       176,516          95,704              -        272,220
Workers' Compensation                                   2,052       213,495          45,062              -        260,609
Deferred Revenue                                            -             -          40,024              -         40,024
Reclamation                                                 -        15,748           4,058              -         19,806
Other                                                  74,574       116,049           6,223              -        196,846
                                                   ----------    ----------    ------------    -----------   ------------
     Total Deferred Credits and Other
       Liabilities                                     76,626     2,109,099         192,598              -      2,378,323
Stockholders' Equity                                  351,647       812,913         935,138     (1,748,051)       351,647
                                                   ----------    ----------    ------------    -----------   ------------
Total Liabilities and Stockholders' Equity         $1,513,489    $3,214,446    $    848,429    $(1,681,393)  $  3,894,971
                                                   ==========    ==========    ============    ===========   ============

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows
For the Twelve Months Ended June 30, 2001;
                                                     Parent     Guarantor     Non-Guarantor   Elimination  Consolidated
                                                  ----------    ----------   --------------  ------------  ------------
Net Cash (Used in) Provided by Operating
  Activities                                      $ (270,123)   $  611,839       $  93,967     $       -    $   435,683
                                                  ----------    ----------   --------------  ------------  ------------
Cash Flows from Investing Activities:
Capital Expenditures                              $   (3,163)   $ (162,074)      $ (48,762)    $       -    $  (213,999)
Acquisitions - Net of Cash Acquired                        -             -         (39,072)            -        (39,072)
Investment in Equity Affiliates                            -        14,075          (1,805)            -         12,270
Other Investing Activities                             1,428         5,288             920             -          7,636
                                                  ----------    ----------   -------------   ------------  ------------
     Net Cash Used in Investing Activities        $   (1,735)   $ (142,711)      $ (88,719)    $       -    $  (233,165)
                                                  ----------    ----------   -------------   ------------  ------------
Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term
 Borrowings                                       $  361,855    $ (464,310)      $       -     $       -    $  (102,455)
Dividends Paid                                       (88,014)            -               -             -        (88,014)
Other Financing Activities                             1,521        (4,769)           (357)            -         (3,605)
                                                  ----------    ----------   -------------   ------------  ------------
     Net Cash Provided by (Used in) Financing
       Activities                                 $  275,362    $ (469,079)      $    (357)    $       -    $  (194,074)
                                                  ----------    ----------   -------------   ------------  ------------

Income Statement for the Twelve Months Ended
 June 30, 2000;
                                                    Parent      Guarantor    Non-Guarantor   Elimination   Consolidated
                                                  ----------   -----------   -------------   -----------   ------------
Sales - Outside                                   $        -   $ 1,574,291      $  517,305    $        -    $ 2,091,596
Sales - Related Parties                                    -         1,891          11,642       (10,279)         3,254
Freight - Outside                                          -       148,693          15,819             -        164,512
Freight -Related Parties                                   -         1,422               -             -          1,422
Other Income (including equity earnings)              87,147        92,003         (26,970)      (87,821)        64,359
                                                  ----------   -----------   -------------   -----------   ------------
     Total Revenue                                    87,147     1,818,300         517,796       (98,100)     2,325,143

Cost of Goods Sold and Operating Charges              17,135     1,333,687         300,826      (152,666)     1,498,982
Intercompany Activity                                (73,355)     (114,559)         34,738       153,176              -
Freight Expense                                            -       150,115          15,819             -        165,934
Selling, General and Administrative Expense                -        34,156          28,008             -         62,164
Depreciation, Depletion and Amortization               2,519       197,074          52,142        (1,858)       249,877
Interest Expense                                       4,024        47,531           3,734             -         55,289
Taxes Other Than Income                                4,559       141,371          28,342             -        174,272
Restructuring Costs                                   11,109           969               -             -         12,078
                                                  ----------   -----------   -------------   -----------   ------------
Total Costs                                          (34,009)    1,790,344         463,609        (1,348)     2,218,596
                                                  ----------   -----------   -------------   -----------   ------------
Earnings(Loss) Before Income Taxes                   121,156        27,956          54,187       (96,752)       106,547
Income Taxes (Benefit)                                14,116       (14,338)           (271)            -           (493)
                                                  ----------   -----------   -------------   -----------   ------------
Net Income(Loss)                                  $  107,040   $    42,294      $   54,458    $  (96,752)   $   107,040
                                                  ==========   ===========   =============   ===========   ============

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Condensed Statement of Cash Flows
For the Twelve Months Ended June 30, 2000;

                                                    Parent     Guarantor   Non-Guarantor   Elimination  Consolidated
                                                   ---------   ---------   -------------   -----------  ------------
Net Cash Provided by (Used in) Operating
   Activities                                      $ 104,993   $  (8,688)  $     198,723   $         -  $    295,028
                                                   ---------   ---------   -------------   -----------  ------------
Cash Flows from Investing Activities:
Capital Expenditures                               $       -   $(115,744)  $     (26,854)  $         -  $   (142,598)
Acquisitions - Net of Cash Acquired                        -           -        (163,506)            -      (163,506)
Investment in Equity Affiliates                            -      (2,299)              -             -        (2,299)
Other Investing Activities                                40       9,331            (552)            -         8,849
                                                   ---------   ---------   -------------   -----------  ------------
Net Cash Provided by (Used in) Investing
   Activities                                      $      40   $(108,712)  $    (190,882)  $         -  $   (299,554)
                                                   ---------   ---------   -------------   -----------  ------------

Cash Flows from Financing Activities:
Proceeds from Short-Term Borrowings                $       -   $ 117,331   $           -   $         -  $    117,331
Dividends Paid                                       (89,055)                          -             -       (89,055)
Other Financing Activities                           (19,496)     (6,947)        (12,685)            -       (39,128)
                                                   ---------   ---------   -------------   -----------  ------------
Net Cash (Used in) Provided by Financing
   Activities                                      $(108,551)  $ 110,384   $     (12,685)  $         -  $    (10,852)
                                                   ---------   ---------   -------------   -----------  ------------

                      CONSOL ENERGY INC. AND SUBSIDIARIES

Income Statement for the Six Months Ended
  June 30, 1999;
                                                   Parent       Guarantor   Non-Guarantor   Elimination   Consolidated
                                                -----------    ----------   -------------   -----------   ------------
Sales - Outside                                 $         -     $ 781,953      $  294,575    $        -    $ 1,076,528
Sales - Related Parties                                   -         2,143           3,251             -          5,394
Freight - Outside                                         -        67,829           9,948             -         77,777
Freight -Related Parties                                  -         2,710               -             -          2,710
Other Income (including equity earnings)             31,393        31,177          (2,732)      (31,278)        28,560
                                                -----------    ----------   -------------   -----------   ------------
     Total Revenue                                   31,393       885,812         305,042       (31,278)     1,190,969

Cost of Goods Sold and Operating Charges              9,768       678,807         185,356       (83,812)       790,119
Intercompany Activity                               (30,510)      (71,863)         15,288        87,085              -
Freight Expense                                           -        70,539           9,948             -         80,487
Selling, General and Administrative Expense               -        15,299          14,919             -         30,218
Depreciation, Depletion and Amortization              1,264        94,520          27,309        (1,856)       121,237
Interest Expense                                        117        28,363           2,024             -         30,504
Taxes Other Than Income                               2,907        76,589          18,748             -         98,244
                                                -----------    ----------   -------------   -----------   ------------
Total Costs                                         (16,454)      892,254         273,592         1,417      1,150,809
                                                -----------    ----------   -------------   -----------   ------------
Earnings(Loss) Before Income Taxes                   47,847        (6,442)         31,450       (32,695)        40,160
Income Taxes (Benefit)                                7,808       (15,351)          7,664             -            121
                                                -----------    ----------   -------------   -----------   ------------
Net Income(Loss)                                $    40,039     $   8,909      $   23,786    $  (32,695)   $    40,039
                                                ===========    ==========   =============   ===========   ============

Condensed Statement of Cash Flows
For the six months ended June 30, 1999;
                                                   Parent      Guarantor    Non-Guarantor   Elimination   Consolidated
                                                -----------    ----------   -------------   -----------   ------------
Net Cash (Used in) Provided by Operating
  Activities                                       (315,513)      370,598          29,910             -         84,995
                                                -----------    ----------   -------------   -----------   ------------
Cash Flows from Investing Activities:
Capital Expenditures                                 (2,588)      (60,188)        (42,323)            -       (105,099)
Other Investing Activities                               39          (523)          4,793             -          4,309
                                                -----------    ----------   -------------   -----------   ------------
     Net Cash Used in Investing Activities           (2,549)      (60,711)        (37,530)            -       (100,790)
                                                -----------    ----------   -------------   -----------   ------------
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings                         -      (204,780)              -             -       (204,780)
Dividends Paid                                      (22,500)            -               -             -        (22,500)
Payments on Long-Term Notes                               -      (100,000)              -             -       (100,000)
Sale of Common Stock under Public Offering,
   Net of Expenses                                  340,746             -               -             -        340,746
Other Financing Activities                             (100)       (5,295)             (2)            -         (5,397)
                                                -----------    ----------   -------------   -----------   ------------
     Net Cash Provided by (Used in) Financing
       Activities                               $   318,146     $(310,075)     $       (2)   $        -    $     8,069
                                                -----------    ----------   -------------   -----------   ------------

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                 EXHIBIT INDEX

                                                                                                                Page
                                                                                                                ----
(a)(1)     Financial Statement:

           The following consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

           Report of Independent Auditors.................................................................       3

           Consolidated Statements of Income for the Six Months Ended December 31, 2001, Twelve Months
           Ended June 30, 2001 and 2000 and the Six Months Ended June 30, 1999............................       4

           Consolidated Balance Sheets at December 31, 2001, June 30, 2001 and June 30, 2000..............       5

           Consolidated Statements of Stockholders' Equity for the Six Months Ended December 31, 2001,
           Twelve Months Ended June 30, 2001 and 2000 and the Six Months Ended June 30, 1999..............       6

           Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001, Twelve
           Months Ended June 30, 2001 and 2000 and the Six Months Ended June 30, 1999.....................       7

           Notes to Consolidated Financial Statements.....................................................       8

(a)(2)     Financial Statement Schedules:

           No schedules are required to be presented by CONSOL Energy.

(a)(3)     Exhibits filed as part of this Report:

           The response to this portion of Item 14 is submitted as a separate part of this Report.

(b)(1)     Reports on Form 8-K:

           None.

(c)        Exhibits

23.1       Consent of Ernst & Young LLP

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 23rd day of May, 2002.

                                                  CONSOL ENERGY INC.
Date: May 23, 2002
                                                  By: /s/ William J. Lyons
                                                      --------------------------
                                                      William J. Lyons,
                                                      Senior Vice President,
                                                      Chief Financial Officer
                                                      and Controller