Form 10-Q/A
period 2002-03-31
CONSOL ENERGY INC
filed 2002-05-24
CIK 1070412

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

                               (Amendment No. 1)


          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended March 31, 2002; or

          [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number: 001-14901

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

              Registrant's telephone number, including area code:
                                 (412)831-4000

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

Explanatory Note

     This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of CONSOL Energy Inc. (the "Company") for the three months ended March 31, 2002 is being filed to amend Item 1 (Financial Statements) of the Form 10-Q. On March 7, 2002, CONSOL Energy issued, in a private placement pursuant to Section 4(2) of the Securities Act of 1933, $250 million of 7.875 percent Notes due in 2012. The payment obligations under the Notes are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with the terms of a registration rights agreement between the Company and the initial purchasers of the 7.875 percent Notes due 2012, the Company has filed a registration statement on Form S-4 to effect the exchange of new notes for the notes issued in the private placement. The new notes are substantially identical to the notes issued in the private placement. Item 1 of Form 10-Q is being amended to provide an additional note, Note 8 to the Consolidated Financial Statements, which includes condensed consolidating financial statements in accordance with Regulation 3-10 of Regulation S-X.

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                      Three Months Ended
                                                                            March 31,
                                                             -------------------------------------
                                                                     2002                2001
                                                             ------------------  -----------------
Sales - Outside                                               $     507,194         $    573,413
Sales - Related Parties                                                   4                3,517
Freight - Outside                                                    36,432               31,973
Freight - Related Parties                                                                    662
Other Income                                                          8,371               18,371
                                                             ------------------  -----------------
     Total Revenue                                                  552,001              627,936
Cost of Goods Sold and Other Operating Charges                      364,902              421,415
Freight Expense                                                      36,432               32,635
Selling, General and Administrative Expense                          16,657               14,287
Depreciation, Depletion and Amortization                             66,457               60,631
Interest Expense                                                     10,137               14,662
Taxes Other Than Income                                              50,725               37,235
Export Sales Excise Tax Resolution                                                       (95,292)
                                                             ------------------  -----------------
     Total Costs                                                    545,310              485,573
                                                             ------------------  -----------------
Earnings Before Income Taxes                                          6,691              142,363
Income Taxes                                                          1,190               41,563
                                                             ------------------  -----------------
     Net Income                                               $       5,501         $    100,800
                                                             ==================  =================

     Basic Earnings Per Share                                 $        0.07         $       1.28
                                                             ==================  =================

     Dilutive Earnings Per Share                              $        0.07         $       1.27
                                                             ==================  =================
Weighted Average Number of Common Shares Outstanding:
     Basic                                                       78,704,593           78,616,575
                                                             ==================  =================
     Dilutive                                                    78,909,819           79,201,793
                                                             ==================  =================
Dividends Paid Per Share                                      $        0.28         $       0.28
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                                       (Unaudited)
                                                                        March 31,              December 31,
                                                                          2002                     2001
                                                                   -------------------  ----------------------
                           ASSETS
Current Assets:
Cash and Cash Equivalents                                             $       24,298         $     15,582
Accounts and Notes Receivable:
     Trade                                                                   220,987              220,442
     Other Receivables                                                       132,484              123,354
Inventories                                                                  183,618              113,894
Deferred Income Taxes                                                         54,794               54,708
Recoverable Income Taxes                                                       3,904
Prepaid Expenses                                                              57,060               42,274
                                                                   -------------------  ----------------------

     Total Current Assets                                                    677,145              570,254


Property, Plant and Equipment:
Property, Plant and Equipment                                              5,520,032            5,413,960
Less - Accumulated Depreciation, Depletion and Amortization                2,626,793            2,498,650
                                                                   -------------------  ----------------------

     Total Property, Plant and Equipment - Net                             2,893,239            2,915,310


Other Assets:
Deferred Income Taxes                                                        519,649              520,906
Advance Mining Royalties                                                      92,356               92,644
Investment in Affiliates                                                      82,515               77,667
Other                                                                        119,968              120,813
                                                                   -------------------  ----------------------

     Total Other Assets                                                      814,488              812,030
                                                                   -------------------  ----------------------

     Total Assets                                                     $    4,384,872         $  4,297,594
                                                                   ===================  ======================


  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                 (Dollars in thousands, except per share data)

                                                                    (Unaudited)
                                                                     March 31,                December 31,
                                                                       2002                       2001
                                                                 ----------------           ----------------
                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts Payable                                            $        142,527           $        171,741
     Short-Term Notes Payable                                             178,321                     77,869
     Current Portion of Long-Term Debt                                     49,948                     72,771
     Accrued Income Taxes                                                                              4,799
     Other Accrued Liabilities                                            385,466                    313,568
                                                                 ----------------           ----------------
         Total Current Liabilities                                        756,262                    640,748

Long-Term Debt:
     Long-Term Debt                                                       466,157                    464,187
     Capital Lease Obligations                                              7,496                      8,482
                                                                 ----------------           ----------------
         Total Long-Term Debt                                             473,653                    472,669

Deferred Credits and Other Liabilities:
     Postretirement Benefits Other Than Pensions                        1,437,849                  1,417,567
     Pneumoconiosis Benefits                                              461,187                    459,776
     Mine Closing                                                         334,108                    333,738
     Workers' Compensation                                                280,625                    269,075
     Deferred Revenue                                                     216,043                    227,595
     Reclamation                                                            9,988                     13,744
     Other                                                                159,198                    191,123
                                                                 ----------------           ----------------
         Total Deferred Credits and Other Liabilities                   2,898,998                  2,912,618

Stockholders' Equity:
     Common Stock, $.01 par value;
         500,000,000 Shares Authorized; 80,267,558 Issued
         and 78,712,374 Outstanding at March 31, 2002;
         80,267,558 Issued and 78,705,638 Outstanding at
         December 31, 2001                                                    803                        803
     Preferred Stock, 15,000,000 Shares Authorized;
         None Issued and Outstanding
     Capital in Excess of Par Value                                       643,681                    643,627
     Retained Earnings (Deficit)                                         (334,103)                  (317,566)
     Other Comprehensive Loss                                             (36,852)                   (37,659)
     Common Stock in Treasury, at Cost - 1,555,184 Shares
         at March 31, 2002; 1,561,920 Shares at
         December 31, 2001                                                (17,570)                   (17,646)
                                                                 ----------------           ----------------
         Total Stockholders' Equity                                       255,959                    271,559
                                                                 ----------------           ----------------

         Total Liabilities and Stockholders' Equity              $      4,384,872           $      4,297,594
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

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                -----------------------------------------------
                 (Dollars in thousands, except per share data)

                                                                              Other                         Total
                                               Capital in     Retained       Compre-                       Stock-
                                               Excess of      Earnings       hensive       Treasury       holders'
                               Common Stock    Par Value      (Deficit)       Loss           Stock         Equity
                               ------------    ----------    -----------   -----------    -----------    -----------
Balance -
     December 31, 2001         $       803    $   643,627    $  (317,566)  $   (37,659)   $   (17,646)   $   271,559

(Unaudited)

     Net Income                                                    5,501                                       5,501
     Treasury Rate Lock
         (net of $514 tax)                                                         807                           807
     Treasury Stock Issued
         (6,736 shares)                                54                                          76            130
     Dividends
         ($.28 per share)                                        (22,038)                                    (22,038)
                               -----------    -----------    -----------   -----------    -----------    -----------

Balance -
     March 31, 2002            $       803    $   643,681    $  (334,103)  $   (36,852)   $   (17,570)   $   255,959
                               ===========    ===========    ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                      CONSOL ENERGY INC. AND SUBSIDIARIES
                      -----------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                            (Dollars in thousands)

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                              2002              2001
                                                                           ----------        ----------
Operating Activities:
     Net Income                                                            $    5,501        $  100,800
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
         Depreciation, Depletion and Amortization                              66,457            60,631
         Gain on the Sale of Assets                                              (298)           (1,700)
         Amortization of Advance Mining Royalties                               4,064             7,214
         Deferred Income Taxes                                                    657            13,920
         Equity in Earnings of Affiliates                                         560            (6,144)
         Changes in Operating Assets:
              Accounts and Notes Receivable                                    (9,675)         (106,195)
              Inventories                                                     (69,724)              673
              Prepaid Expenses                                                (14,786)           (8,819)
         Changes in Other Assets                                                3,066            14,732
         Changes in Operating Liabilities:
              Accounts Payable                                                (29,214)            4,229
              Other Operating Liabilities                                      63,195            (3,617)
         Changes in Other Liabilities                                          13,532            52,734
         Other                                                                 (2,425)            1,110
                                                                           ----------        ----------
                                                                               25,409            28,768
                                                                           ----------        ----------
         Net Cash Provided by Operating Activities                             30,910           129,568
                                                                           ----------        ----------

Investing Activities:
     Capital Expenditures                                                     (70,360)          (50,095)
     Additions to Advance Mining Royalties                                     (3,776)           (1,805)
     Acquisition of Line Creek Mine Joint Venture                                                  (868)
     Investment in Equity Affiliates                                           (5,408)            5,967
     Proceeds from Sales of Assets                                                949            (6,620)
                                                                           ----------        ----------
         Net Cash Used in Investing Activities                                (78,595)          (53,421)
                                                                           ----------        ----------

Financing Activities:
     Payments on Commercial Paper - Net                                      (144,750)          (48,693)
     Payments on Miscellaneous Borrowings                                        (987)           (1,145)
     Payments on Long Term Notes                                              (23,000)
     Proceeds from Long Term Notes                                            246,310
     Dividends Paid                                                           (22,025)          (22,005)
     Proceeds from Treasury Rate Lock                                           1,332
     Payments for Bond Issuance Costs                                            (596)
     Issuance of Treasury Stock                                                   117               421
                                                                           ----------        ----------
         Net Cash Provided by (Used in) Financing Activities                   56,401           (71,422)
                                                                           ----------        ----------
Net Increase in Cash and Cash Equivalents                                       8,716             4,725
Cash and Cash Equivalents at Beginning of Period                               15,582            10,570
                                                                           ----------        ----------
Cash and Cash Equivalents at End of Period                                 $   24,298        $   15,295
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


NOTE 1--BASIS OF PRESENTATION:
-----------------------------

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


NOTE 2--ACQUISITION:
-------------------

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


                                                                Pro forma
                                                           Three Months Ended
                                                             March 31, 2001
                                                       -------------------------
             Revenues                                          $650,659
             Net income                                        $104,795
             Net income per common shares:
                  Basic                                        $1.33
                  Diluted                                      $1.32

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

                                                      Pro forma
                                                 Three Months Ended
                                                    March 31, 2001
                                      -----------------------------------------

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


NOTE 3--INCOME TAXES:
--------------------

The following is a reconciliation, stated as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy's effective tax rate:


                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                           -----------------------------------

                                                  2002               2001
                                           ------------------  ---------------
Statutory U.S. federal income tax rate            35.0%              35.0%
Excess tax depletion                             (29.7)              (7.4)
Nonconventional fuel tax credit                                      (1.3)
Net effect of state tax                            5.0                2.8
Net effect of foreign tax                          8.4                0.3
Other                                             (0.9)              (0.2)

                                           ------------------  ---------------
Effective Income Tax Rate                         17.8%              29.2%
                                           ==================  ===============
NOTE 4--INVENTORIES:
-------------------

The components of inventories consist of the following:



                                                  March 31,      December 31,
                                                    2002             2001
                                           ------------------  ---------------

Coal                                       $      105,304      $     33,897
Merchandise for resale                             21,565            21,816
Supplies                                           56,749            58,181
                                           ------------------  ---------------
Total Inventories                          $      183,618      $    113,894
                                           ==================  ===============

NOTE 5--COMMITMENTS AND CONTINGENCIES:
---------------------------------------

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

NOTE 6--SEGMENT INFORMATION:
---------------------------

     Industry segment results for the three months ended March 31, 2002:

                                          Coal           Gas         All Other    Elimination   Consolidated
                                      ------------   -----------    -----------   ------------  ------------
Sales - outside                       $    457,866   $    27,692    $    21,636   $              $   507,194
Sales - related parties                          4                                                         4
Freight - outside                           36,432                                                    36,432
Intersegment transfers                                       445         25,942       (26,387)
                                      ------------   -----------    -----------   -----------    -----------
     Total Sales and Freight          $    494,302   $    28,137    $    47,578   $   (26,387)   $   543,630
                                      ============   ===========    ===========   ===========    ===========

Pretax Operating
     Income (Loss) (A)                $     13,748   $     4,487    $    (1,765)                 $    16,470
                                      ============   ===========    ===========   ===========    ===========
Segment assets (B)                    $  2,948,028   $   602,673    $   208,425                  $ 3,759,126
                                      ============   ===========    ===========   ===========    ===========
Depreciation, depletion and
   amortization                       $     53,781   $     8,162    $     4,514                  $    66,457
                                      ============   ===========    ===========   ===========    ===========
Additions to property, plant and
   equipment                          $     52,183   $    18,695    $     1,838                  $    72,716
                                      ============   ===========    ===========   ===========    ===========

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

     Industry segment results for the three months ended March 31, 2001:

                                          Coal           Gas         All Other    Elimination   Consolidated
                                      ------------   -----------    -----------   ------------  ------------
Sales - outside                       $    494,812   $    43,374    $    35,227   $              $   573,413
Sales - related parties                      3,517                                                     3,517
Freight - outside                           31,973                                                    31,973
Freight - related parties                      662                                                       662
Intersegment transfers                                       613         22,113       (22,726)
                                      ------------   -----------    -----------   -----------    -----------
     Total Sales and Freight          $    530,964   $    43,987    $    57,340   $   (22,726)   $   609,565
                                      ============   ===========    ===========   ===========    ===========
Pretax Operating
     Income (Loss) (C)                $     98,055   $    36,403    $    (7,326)                 $   127,132
                                      ============   ===========    ===========   ===========    ===========
Segment assets (D)                    $  2,966,918   $   332,114    $   168,988                  $ 3,468,020
                                      ============   ===========    ===========   ===========    ===========
Depreciation, depletion and
   amortization                       $     54,149   $     2,008    $     4,474                  $    60,631
                                      ============   ===========    ===========   ===========    ===========
Additions to property, plant and
   equipment                          $     37,796   $    11,056    $     3,888                  $    52,740
                                      ============   ===========    ===========   ===========    ===========

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

     Reconciliation of Segment Information to Consolidated Amounts:

     Operating Profit:

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2002             2001
                                                     ------------   -----------

       Total segment pretax operating income         $     16,470   $   127,132
       Interest income (expense), net
         and other non-operating activity                  (9,779)       15,231
                                                     ------------   -----------

       Earnings Before Income Taxes                  $      6,691   $   142,363
                                                     ============   ===========

     Total Assets:

                                                              March 31,
                                                     --------------------------
                                                        2002             2001
                                                     ------------   -----------

       Total assets for reportable segments          $  3,759,126   $ 3,468,020
       Cash and other investments                          24,695        15,616
       Export sales excise tax resolution
         interest receivable                               20,602        29,617
       Deferred tax assets                                574,443       375,499
       Recoverable income taxes                             3,904
       Bond issuance costs                                  2,102
                                                     ------------   -----------

       Total Consolidated Assets                     $  4,384,872   $ 3,888,752
                                                     ============   ===========

NOTE 7--SUBSEQUENT EVENT:
------------------------

On April 17, 2002, CONSOL Energy received $7,350 in a contract settlement. CONSOL Energy expects to recognize approximately $7,000 of income in the quarter ended June 30, 2002 related to this settlement.

NOTE 8--GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
----------------------------------------------------

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy's parent and a guarantor company manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended March 31, 2002;

                                                  Parent       Guarantor      Non-Guarantor    Elimination    Consolidated
                                               ------------   ------------    -------------    ------------   ------------
Sales - Outside                                $              $    428,233    $     78,961     $              $    507,194
Sales - Related Parties                                                  2               2                               4
Freight - Outside                                                   27,995           8,437                          36,432
Freight - Related Parties                                                            1,265           (1,265)
Other Income (including equity earnings)              8,278          8,116          (5,496)          (2,527)         8,371
                                               ------------   ------------    ------------     ------------   ------------
     Total Revenue                                    8,278        464,346          83,169           (3,792)       552,001

Cost of Goods Sold and
  Operating Charges                                   2,651        330,636          70,536          (38,921)       364,902
Intercompany Activity                                (4,023)       (26,863)        (18,757)          49,643
Freight Expense                                                     27,995           9,702           (1,265)        36,432
Selling, General and
  Administrative Expense                                            11,400           5,257                          16,657
Depreciation, Depletion and
Amortization                                            708         57,933           9,671           (1,855)        66,457
Interest Expense                                      3,552          5,928             657                          10,137
Taxes Other Than Income                               1,116         42,945           6,664                          50,725
                                               ------------   ------------    ------------     ------------   ------------
Total Costs                                           4,004        449,974          83,730            7,602        545,310
                                               ------------   ------------    ------------     ------------   ------------
Earnings(Loss) Before Income Taxes                    4,274         14,372            (561)         (11,394)         6,691
Income Taxes (Benefit)                               (1,227)         2,517            (100)                          1,190
                                               ------------   ------------    ------------     ------------   ------------
Net Income(Loss)                               $      5,501   $     11,855    $       (461)    $    (11,394)  $      5,501
                                               ============   ============    ============     ============   ============

Balance Sheet for March 31, 2002;

                                                  Parent        Guarantor      Non-Guarantor   Elimination   Consolidated
                                               ------------   ------------     -------------   -----------   ------------
Assets:
Current Assets:
Cash and Cash Equivalents                      $     15,710   $         77     $      8,511    $             $    24,298
Accounts and Notes Receivable:
    Trade                                            85,905        110,462           24,620                      220,987
    Other                                             3,360        115,179           13,945                      132,484
Inventories                                             174        158,986           24,458                      183,618
Recoverable Income Taxes                              3,904                                                        3,904
Deferred Income Taxes                                54,794                                                       54,794
Prepaid Expenses                                     18,369         31,548            7,143                       57,060
                                               ------------   ------------     ------------    ------------  -----------
    Total Current Assets                            182,216        416,252           78,677                      677,145
Property, Plant and Equipment:
    Property, Plant and Equipment                    75,769      4,482,650          961,613                    5,520,032
    Less-Accumulated Depreciation,
         Depletion and Amortization                  38,997      2,461,657          126,139                    2,626,793
                                               ------------   ------------     ------------    ------------  -----------
Property, Plant and Equipment - Net                  36,772      2,020,993          835,474                    2,893,239
Other Assets:
    Deferred Income Taxes                           519,649                                                      519,649
    Advanced Mining Royalties                                       52,536           39,820                       92,356
    Investment in Affiliates                      1,369,426        945,009           48,472      (2,280,392)      82,515
    Other                                             2,699         72,005           45,264                      119,968
                                               ------------   ------------     ------------    ------------  -----------
    Total Other Assets                            1,891,774      1,069,550          133,556      (2,280,392)     814,488
                                               ------------   ------------     ------------    ------------  -----------
Total Assets                                   $  2,110,762   $  3,506,795     $  1,047,707    $ (2,280,392) $ 4,384,872
                                               ============   ============     =============   ============  ===========

                                                  Parent       Guarantor       Non-Guarantor     Elimination        Consolidated
                                               ------------   -----------      -------------     -----------        ------------
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable                               $    126,410   $    (17,963)    $       34,080    $                  $    142,527
Accounts Payable (Receivable)-
     Related Parties                              1,124,261       (699,999)          (524,480)        100,218
Short-Term Notes Payable                            178,321                                                              178,321
Current Portion of Long-Term Debt
     and Capital Lease Obligations                      100         49,213                635                             49,948
Other Accrued Liabilities                            30,601        288,916             65,949                            385,466
                                               ------------   ------------     --------------    ------------       ------------
     Total Current Liabilities                    1,459,693       (379,833)          (423,816)        100,218            756,262
Long-Term Debt:
Long-Term Debt                                      247,936        211,614              6,607                            466,157
Capital Lease Obligations                                            7,496                                                 7,496
                                               ------------   ------------     --------------    ------------       ------------
     Total Long-Term Debt                           247,936        219,110              6,607                            473,653
Deferred Credits and Other Liabilities:
Postretirement Benefits Other
     Than Pensions                                               1,437,849                                             1,437,849
Pneumoconiosis                                                     461,187                                               461,187
Mine Closing                                                       199,426            134,682                            334,108
Workers' Compensation                                 1,710        247,927             30,988                            280,625
Deferred Revenue                                                   188,062             27,981                            216,043
Reclamation                                                          5,991              3,997                              9,988
Other                                               145,464         10,703              3,031                            159,198
                                               ------------   ------------     --------------    ------------       ------------
     Total Deferred Credits and Other
        Liabilities                                 147,174      2,551,145            200,679                          2,898,998
Stockholders' Equity                                255,959      1,116,373          1,264,237      (2,380,610)           255,959
                                               ------------   ------------     --------------    ------------       ------------
Total Liabilities and Stockholders'
  Equity                                       $  2,110,762   $  3,506,795     $    1,047,707    $ (2,280,392)      $  4,384,872
                                               ============   ============     ==============    ============       ============

Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2002;

                                                  Parent       Guarantors      Non-Guarantors    Eliminations       Consolidated
                                               ------------   ------------     --------------    ------------       ------------
     Net Cash (Used in) Provided by
         Operating Activities                  $    (65,488)  $     74,152     $       22,246    $                  $     30,910
                                               ------------   ------------     --------------    ------------       ------------
Cash Flows from Investing Activities:
Capital Expenditures                           $     (2,507)  $    (48,950)    $      (18,903)   $                  $    (70,360)
Investment in Equity Affiliates                        (306)           (50)            (5,052)                            (5,408)
Other Investing Activities                                          (1,346)            (1,481)                            (2,827)
                                               ------------   ------------     --------------    ------------       ------------
     Net Cash Used in Investing Activities     $     (2,813)  $    (50,346)    $      (25,436)   $                  $    (78,595)
                                               ------------   ------------     --------------    ------------       ------------
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings              $   (144,750)                   $                 $                  $   (144,750)
Payments on Long-Term Notes                                   $    (23,000)                                              (23,000)
Proceeds from Long-Term Notes                       246,310                                                              246,310
Dividends Paid                                      (22,025)                                                             (22,025)
Other Financing Activities                              753           (887)                                                 (134)
                                               ------------   ------------     --------------    ------------       ------------
     Net Cash Provided by (Used in)
         Financing Activities                  $     80,288   $    (23,887)    $                 $                  $     56,401
                                               ------------   ------------     --------------    ------------       ------------

Income Statement for the Three Months Ended March 31, 2001;

                                                    Parent         Guarantor     Non-Guarantor        Elimination     Consolidated
                                                ------------     -----------     -------------       ------------     ------------
Sales - Outside                                 $                $   416,249      $    157,164       $                $    573,413
Sales - Related Parties                                                1,412             2,105                               3,517
Freight - Outside                                                     26,910             5,063                              31,973
Freight - Related Parties                                                662                                                   662
Other Income (including equity earnings)             117,273          58,545           (35,271)          (122,176)          18,371
                                                ------------     -----------      ------------       ------------     ------------
     Total Revenue                                   117,273         503,778           129,061           (122,176)         627,936

Cost of Goods Sold and
      Operating Charges                                9,114         376,949            69,050            (33,698)         421,415
Freight Expense                                                       27,572             5,063                              32,635
Selling, General and
     Administrative Expense                                           12,203             2,084                              14,287
Intercompany Activity                                  4,179         (49,661)            5,284             40,198
Depreciation, Depletion and
     Amortization                                        479          51,725            10,282             (1,855)          60,631
Interest Expense                                      12,243           1,342             1,077                              14,662
Taxes Other Than Income                                1,350          30,832             5,053                              37,235
Export Sales Excise Tax
     Resolution                                                      (87,612)           (7,680)                            (95,292)
                                                ------------     -----------      ------------       ------------     ------------
Total Costs                                           27,365         363,350            90,213              4,645          485,573
                                                ------------     -----------      ------------       ------------     ------------
Earnings(Loss) Before Income Taxes                    89,908         140,428            38,848           (126,821)         142,363
Income Taxes (Benefit)                               (10,892)         41,111            11,344                              41,563
                                                ------------     -----------      ------------       ------------     ------------
Net Income(Loss)                                $    100,800     $    99,317      $     27,504       $   (126,821)    $    100,800
                                                ============     ===========      ============       ============     ============

Balance Sheet for December 31, 2001;

                                                    Parent         Guarantor     Non-Guarantor        Elimination     Consolidated
                                                ------------     -----------     -------------       ------------     ------------
Assets:
Current Assets:
Cash and Cash Equivalents                       $      3,723     $       158      $     11,701       $                $     15,582
Accounts and Notes Receivable:
    Trade                                                            204,520            59,331            (43,409)         220,442
    Other                                              1,577         108,791            12,986                             123,354
Inventories                                              240          83,668            29,986                             113,894
Deferred Income Taxes                                 54,708                                                                54,708
Prepaid Expenses                                       3,142          30,667             8,465                              42,274
                                                ------------     -----------      ------------       ------------     ------------
    Total Current Assets                              63,390         427,804           122,469            (43,409)         570,254
Property, Plant and Equipment:
    Property, Plant and Equipment                     51,581       4,055,229         1,307,150                           5,413,960
    Less-Accumulated Depreciation,
             Depletion and Amortization               20,737       2,074,162           403,751                           2,498,650
                                                ------------     -----------      ------------       ------------     ------------
Property, Plant and Equipment - Net                   30,844       1,981,067           903,399                           2,915,310
Other Assets:
    Deferred Income Taxes                            520,906                                                               520,906
    Advanced Mining Royalties                              9          52,966            39,669                              92,644
    Investment in Affiliates                       1,113,721         951,651            51,236         (2,038,941)          77,667
    Other                                                754          74,451            45,608                             120,813
                                                ------------     -----------      ------------       ------------     ------------
    Total Other Assets                             1,635,390       1,079,068           136,513         (2,038,941)         812,030
                                                ------------     -----------      ------------       ------------     ------------
Total Assets                                    $  1,729,624     $ 3,487,939      $  1,162,381       $ (2,082,350)    $  4,297,594
                                                ============     ===========      ============       ============     ============

                                                                                       Non-
                                                    Parent        Guarantor         Guarantor       Elimination      Consolidated
                                                 -----------      -----------      -----------      ------------     ------------
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable                                 $   117,281      $     5,957      $    91,912      $    (43,409)    $    171,741
Accounts Payable (Receivable)-
     Related Parties                                 811,479         (374,435)        (517,919)           80,875
Short-Term Notes Payable                              77,869                                                               77,869
Current Portion of Long-Term Debt
     and Capital Lease Obligations                       100           72,036              635                             72,771
Accrued Income Taxes                                   4,799                                                                4,799
Other Accrued Liabilities                             31,753          208,826           72,989                            313,568
                                                 -----------      -----------      -----------      ------------     ------------
     Total Current Liabilities                     1,043,281          (87,616)        (352,383)           37,466          640,748
Long-Term Debt:
Long-Term Debt                                       245,892          211,688            6,607                            464,187
Capital Lease Obligations                                               8,482                                               8,482
                                                 -----------      -----------      -----------      ------------     ------------
     Total Long-Term Debt                            245,892          220,170            6,607                            472,669
Deferred Credits and Other Liabilities:
Postretirement Benefits Other
     Than Pensions                                                  1,417,567                                           1,417,567
Pneumoconiosis                                                        459,776                                             459,776
Mine Closing                                                          198,700          135,038                            333,738
Workers' Compensation                                  1,738          234,814           32,523                            269,075
Deferred Revenue                                                      195,370           32,225                            227,595
Reclamation                                                             7,715            6,029                             13,744
Other                                                167,154           21,649            2,320                            191,123
                                                 -----------      -----------      -----------      ------------     ------------
     Total Deferred Credits and Other
            Liabilities                              168,892        2,535,591          208,135                          2,912,618
Stockholders' Equity                                 271,559          819,794        1,300,022        (2,119,816)         271,559
                                                 -----------      -----------      -----------      ------------     ------------
Total Liabilities and Stockholders' Equity       $ 1,729,624      $ 3,487,939      $ 1,162,381      $ (2,082,350)    $  4,297,594
                                                 ===========      ===========      ===========      ============     ============

Condensed Statement of Cash Flows
For the Three Months Ended March 31, 2001;

                                                                                       Non-
                                                    Parent        Guarantors       Guarantors      Eliminations     Consolidated
                                                 -----------      -----------      -----------      ------------     ------------
Net Cash (Used in) Provided by
     Operating Activities                        $  (386,740)     $   487,943      $    28,365      $                $    129,568
                                                 -----------      -----------      -----------      ------------     ------------
Cash Flows from Investing Activities:
Capital Expenditures                             $    (2,212)     $   (30,717)     $   (17,166)     $                $    (50,095)
Acquisition of Line Creek Mine Joint Venture                                              (868)                              (868)
Investment in Equity Affiliates                          (26)           5,201              792                              5,967
Other Investing Activities                                53            1,106           (9,584)                            (8,425)
                                                 -----------      -----------      -----------      ------------     ------------
     Net Cash Used in Investing Activities       $    (2,185)     $   (24,410)     $   (26,826)     $                $    (53,421)
                                                 -----------      -----------      -----------      ------------     ------------

Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term
     Borrowings                                  $   413,996      $  (462,689)     $                $                $    (48,693)
Dividends Paid                                       (22,005)                                                             (22,005)
Other Financing Activities                               321           (1,045)                                               (724)
                                                 -----------      -----------      -----------      ------------     ------------
     Net Cash Provided by (Used in)
          Financing Activities                   $   392,312      $  (463,734)     $                $                $    (71,422)
                                                 ===========      ===========      ===========      ============     ============

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CONSOL ENERGY INC.

Date: May 23, 2002          By:  /s/ William J. Lyons
                                ------------------------------------------------
                                 William J. Lyons,
                                 Senior Vice President, Chief Financial Officer
                                 and Controller