Form 10-Q
period 2002-06-30
CONSOL ENERGY INC
filed 2002-08-14
CIK 1070412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ____________________________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                  or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File Number: 001-14901
                        ----------

                               CONSOL Energy Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    51-0337383
----------------------------------           -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

              1800 Washington Road, Pittsburgh, Pennsylvania 15241
              ----------------------------------------------------
                    (Address or principal executive offices)
                                   (Zip Code)

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

Yes     X      No
     -------      ------

As of August 8, 2002, there were 78,731,344 shares of Common Stock, $.01 par value, outstanding.

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS
         Consolidated Statements of Income for the three months and six months
         ended June 30, 2002 and 2001 .................................................       1

         Consolidated Balance Sheets at June 30, 2002
         and December 31, 2001 ........................................................       2

         Consolidated Statements of Stockholders' Equity for the six
         months ended June 30, 2002 ...................................................       4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002 and 2001 .................................................       5

         Notes to Consolidated Financial Statements ...................................       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION ................................      22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK ............................................................      38

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ............................................................      39

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ....................................      39

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............................................      39

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................      39

ITEM 5.  OTHER INFORMATION ............................................................      39

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................................      40

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                  (Dollars in thousands, except per share data)

                                             Three Months Ended            Six Months Ended
                                                  June 30,                       June 30,
                                        ----------------------------   ----------------------------

                                             2002             2001          2002           2001
                                        -------------  -------------   -------------  -------------
Sales - Outside                         $   485,657     $    556,928   $   992,851      $ 1,130,341
Sales - Related Parties                         815            3,717           819            7,232
Freight - Outside                            33,699           53,681        70,131           85,654
Freight - Related Parties                       549            2,399           549            3,061
Other Income                                 15,530           14,930        23,901           33,303
                                        -----------     ------------   -----------      -----------
   Total Revenue                            536,250          631,655     1,088,251        1,259,591

Cost of Goods Sold and Other
   Operating Charges                        366,095          409,695       730,997          831,110
Freight Expense                              34,248           56,080        70,680           88,715
Selling, General and Administrative
   Expense                                   17,195           15,375        33,852           29,662
Depreciation, Depletion and
   Amortization                              65,801           62,918       132,258          123,549
Interest Expense                             11,848           12,130        21,985           26,792
Taxes Other Than Income                      42,867           43,060        93,592           80,295
Export Sales Excise Tax Resolution           (1,037)         (28,230)       (1,037)        (123,522)
                                        -----------     ------------   -----------      -----------
   Total Costs                              537,017          571,028     1,082,327        1,056,601
                                        -----------     ------------   -----------      -----------
Earnings (Loss) Before Income Taxes            (767)          60,627         5,924          202,990
Income Taxes (Benefits)                      (9,794)          11,280        (8,604)          52,843
                                        -----------     ------------   -----------      -----------
   Net Income                           $     9,027     $     49,347   $    14,528      $   150,147
                                        ===========     ============   ===========      ===========
   Basic Earnings Per Share             $      0.11     $       0.63   $      0.18      $      1.91
                                        ===========     ============   ===========      ===========
   Dilutive Earnings Per Share          $      0.11     $       0.62   $      0.18      $      1.90
                                        ===========     ============   ===========      ===========
Weighted Average Number of
   Common Shares Outstanding:
   Basic                                 78,722,778       78,670,017    78,714,967       78,643,444
                                        ===========     ============   ===========      ===========
   Dilutive                              78,935,017       79,071,471    78,921,664       78,994,428
                                        ===========     ============   ===========      ===========
Dividends Paid Per Share                $      0.28     $       0.28   $      0.56      $      0.56
                                        ===========     ============   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                    (Unaudited)
                                                      JUNE 30,            DECEMBER 31,
                                                        2002                  2001
                                                  ---------------       ----------------

                    ASSETS

Current Assets:
  Cash and Cash Equivalents                       $        10,214       $         15,582
  Accounts and Notes Receivable:
      Trade                                               205,419                220,442
      Related Parties                                         598                      -
      Other Receivables                                   132,968                123,347
  Inventories                                             201,701                113,894
  Deferred Income Taxes                                    55,490                 54,708
  Recoverable Income Taxes                                  9,739                      -
  Prepaid Expenses                                         44,395                 42,274
                                                  ---------------       ----------------

      Total Current Assets                                660,524                570,247



Property, Plant and Equipment:
  Property, Plant and Equipment                         5,598,786              5,413,960
  Less - Accumulated Depreciation,
     Depletion and Amortization                         2,687,701              2,498,650
                                                  ---------------       ----------------

      Total Property, Plant and
           Equipment - Net                              2,911,085              2,915,310



Other Assets:
  Deferred Income Taxes                                   539,421                520,906
  Advance Mining Royalties                                 90,437                 92,644
  Investment in Affiliates                                118,805                 77,667
  Other                                                   120,458                120,813
                                                  ---------------       ----------------

      Total Other Assets                                  869,121                812,030
                                                  ---------------       ----------------

      Total Assets                                $     4,440,730       $      4,297,587
                                                  ===============       ================

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                        (Unaudited)
                                                                          JUNE 30,          DECEMBER 31,
                                                                            2002                2001
                                                                       -------------       -------------
                        LIABILITIES AND
                      STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                     $     139,717       $     171,923
  Short-Term Notes Payable                                                   291,212              77,869
  Current Portion of Long-Term Debt                                            6,954              72,771
  Accrued Income Taxes                                                             -               4,799
  Other Accrued Liabilities                                                  411,991             313,379
                                                                       -------------       -------------
      Total Current Liabilities                                              849,874             640,741

Long-Term Debt:
  Long-Term Debt                                                             466,221             464,187
  Capital Lease Obligations                                                    6,504               8,482
                                                                       -------------       -------------
      Total Long-Term Debt                                                   472,725             472,669

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                              1,432,132           1,417,567
  Pneumoconiosis Benefits                                                    460,150             459,776
  Mine Closing                                                               342,144             333,738
  Workers' Compensation                                                      258,637             269,075
  Deferred Revenue                                                           206,075             227,595
  Reclamation                                                                 11,930              13,744
  Other                                                                      163,859             191,123
                                                                       -------------       -------------
      Total Deferred Credits and Other Liabilities                         2,874,927           2,912,618

Stockholders' Equity:
  Common Stock, $.01 par value;
      500,000,000 Shares Authorized;  80,267,558 Issued; and
      78,731,344 Outstanding at June 30, 2002, and
      78,705,638 Outstanding at December 31, 2001                                803                 803
  Preferred Stock, 15,000,000 Shares Authorized;
      None Issued and Outstanding                                                  -                   -
  Capital in Excess of Par Value                                             643,746             643,627
  Retained Earnings (Deficit)                                               (347,118)           (317,566)
  Other Comprehensive Loss                                                   (36,872)            (37,659)
  Common Stock in Treasury, at Cost - 1,536,214 Shares
      at June 30, 2002, and 1,561,920 Shares at December 31, 2001            (17,355)            (17,646)
                                                                       -------------       -------------
      Total Stockholders' Equity                                             243,204             271,559
                                                                       -------------       -------------

      Total Liabilities and Stockholders' Equity                       $   4,440,730       $   4,297,587
                                                                       =============       =============

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                                    Other                        Total
                                                       Capital in   Retained       Compre-                      Stock-
                                           Common      Excess of    Earnings       hensive       Treasury       holders'
                                           Stock       Par Value    (Deficit)        Loss         Stock          Equity
                                        -----------  ------------  -----------   -----------   ------------   ------------
Balance -
  December 31, 2001                     $       803  $    643,627  $ (317,566)   $   (37,659)  $    (17,646)  $    271,559
                                        -----------  ------------  ----------    -----------    -----------   ------------

(Unaudited)

  Net Income                                      -             -      14,528              -              -         14,528
  Treasury Rate Lock (net of $500 tax)            -             -           -            787              -            787
  Treasury Stock Issued
   (25,706 shares)                                -           119           -              -            291            410
  Dividends ($.56 per share)                      -             -     (44,080)             -              -        (44,080)

                                        -----------  ------------  ----------    -----------    -----------   ------------
Balance -
  June 30, 2002                         $       803  $    643,746  $ (347,118)   $   (36,872)  $    (17,355)  $    243,204
                                        ===========  ============  ==========    ===========    ===========   ============

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                              ---------------------------
                                                                                 2002            2001
                                                                              ----------      -----------
Operating Activities:
    Net Income                                                                $   14,528      $   150,147
    Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
      Depreciation, Depletion and Amortization                                   132,258          123,549
      Gain on the Sale of Assets                                                  (2,126)          (5,290)
      Amortization of Advance Mining Royalties                                     4,940           11,464
      Deferred Income Taxes                                                      (19,797)          33,408
      Equity in Earnings of Affiliates                                             2,589          (10,453)
      Changes in Operating Assets:
          Accounts and Notes Receivable                                            4,804         (111,923)
          Inventories                                                            (87,807)           4,424
          Prepaid Expenses                                                        (2,121)          (6,089)
      Changes in Other Assets                                                      2,937          (24,398)
      Changes in Operating Liabilities:
          Accounts Payable                                                       (41,206)          17,450
          Other Operating Liabilities                                             84,074           28,898
      Changes in Other Liabilities                                               (10,539)          41,810
      Other                                                                       (6,998)           1,119
                                                                              ----------      -----------
                                                                                  61,008          103,969
                                                                              ----------      -----------
      Net Cash Provided by Operating Activities                                   75,536          254,116
                                                                              ----------      -----------

Investing Activities:
    Capital Expenditures                                                        (149,774)        (104,836)
    Additions to Advance Mining Royalties                                         (2,733)          (2,715)
    Acquisition of Line Creek Mine Joint Venture                                       -           (1,608)
    Investment in Equity Affiliates                                              (34,727)           9,381
    Proceeds from Sales of Assets                                                  3,366           (2,628)
                                                                              ----------      -----------
      Net Cash Used in Investing Activities                                     (183,868)        (102,406)
                                                                              ----------      -----------

Financing Activities:
    Payments on Commercial Paper                                                 (32,078)         (99,877)
    Payments on Miscellaneous Borrowings                                          (1,973)          (3,264)
    Payments on Long Term Notes                                                  (66,000)               -
    Proceeds from Long Term Notes                                                246,310                -
    Dividends Paid                                                               (44,054)         (44,024)
    Proceeds from Treasury Rate Lock                                               1,332                -
    Payments for Bond Issuance Costs                                                (957)               -
    Issuance of Treasury Stock                                                       384            1,510
                                                                              ----------      -----------
      Net Cash Provided by (Used in) Financing Activities                        102,964         (145,655)
                                                                              ----------      -----------
Net (Decrease) Increase in Cash and Cash Equivalents                              (5,368)           6,055
Cash and Cash Equivalents at Beginning of Period                                  15,582           10,570
                                                                              ----------      -----------
Cash and Cash Equivalents at End of Period                                    $   10,214      $    16,625
                                                                              ==========      ===========

   The accompanying notes are an integral part of these financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002
                  (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the transitional period ended December 31, 2001 included in CONSOL Energy Inc.'s (CONSOL Energy) Form 10-K for the transition period ended December 31, 2001, as amended.

CONSOL Energy changed from a fiscal year ending June 30 to a fiscal year ending December 31. CONSOL Energy had a transitional period ended December 31, 2001. CONSOL Energy's first full year ending December 31 started January 1, 2002 and ends December 31, 2002. CONSOL Energy made this change in order to align its fiscal year with that of RWE A.G., which beneficially owns directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy.

Certain reclassifications of prior years' data have been made to conform to the classification of data for the six months ended June 30, 2002.

NOTE 2 - ACQUISITION:

On December 7, 2001, in order to expand its international market share, CONSOL Energy purchased for $17,950, a 50% interest in the Glennies Creek Mine, which is currently under development in New South Wales, Australia. Glennies Creek produces a high fluidity coking coal that will be sold primarily to steel makers in the Asia-Pacific region. The acquisition has been accounted for as a purchase, and accordingly, since the date of acquisition the operating results of Glennies Creek Mine have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting. Net income and earnings per share of CONSOL Energy, on a pro forma basis, after giving effect to certain purchase accounting adjustments, would not materially change from actual net income and earnings per share for the three months or the six months ended June 30, 2001.

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

                                                    Pro forma
                                  -------------------------------------------
                                   Three Months Ended     Six Months Ended
                                      June 30, 2001         June 30, 2001
                                  -------------------    --------------------

Revenues                                   $650,244             $1,300,903
Net income                                 $ 51,355             $  156,150
Net income per common share:
       Basic                               $   0.65             $     1.99
       Dilutive                            $   0.65             $     1.98

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interests in these entities had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

On July 2, 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired power plants. CONSOL Energy purchased, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which own mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all have limited economically mineable reserves. The Meigs 31 mine of Southern Ohio Coal Company closed on October 24, 2001, the Muskingum surface mine of Central Ohio Coal Company closed on December 14, 2001 and the Meigs 2 mine of Southern Ohio Coal Company closed on March 6, 2002. CONSOL Energy will expand its McElroy and Robinson Run Mines to meet the new supply agreement requirements as the former American Electric Power mines deplete.

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

                                               Pro forma
                              -------------------------------------------
                               Three Months Ended     Six Months Ended
                                  June 30, 2001         June 30, 2001
                              -------------------------------------------
Revenues                              $703,856             $1,418,400
Net income                            $ 51,780             $  155,788
Net income per common share:
       Basic                          $   0.66             $     1.98
       Dilutive                       $   0.65             $     1.97

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interests in these entities had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

NOTE 3 - INCOME TAXES:

CONSOL Energy estimates the effective tax rate expected to be applicable for the full fiscal year. This rate is used to provide for income taxes on a current year-to-date basis. The effective tax rate is sensitive to changes in annual profitability and percentage depletion. The following is the reconciliation between the income tax expense (benefit) recognized in the Consolidated Statements of Income and the income tax expense computed by applying the statutory federal income tax rate to the earnings before income taxes:

                                                                     For the Three
                                                                     Months Ended
                                             -------------------------------------------------------------
                                                                      June 30,
                                             -------------------------------------------------------------
                                                        2002                               2001
                                             --------------------------       ----------------------------
                                                 Amount       Percent             Amount        Percent
                                             -----------    -----------       ------------    ------------
Statutory U. S. federal income tax rate      $     (269)           35.0 %     $    21,219           35.0  %
Excess tax depletion                             (5,956)          776.6           (10,442)         (17.2)
Nonconventional fuel tax credit                       -               -            (2,643)          (4.4)
Net effect of state tax                             894          (116.6)            5,216            8.6
Net effect of foreign tax                           729           (95.0)              (42)          (0.1)
Prior year tax settlement                        (1,908)          248.8                 -              -
Other                                            (3,284)          428.1            (2,028)          (3.3)

Income Tax (Benefit)Expense/
                                             ----------     -----------       -----------     ------------
  Effective Rate                             $   (9,794)        1,276.9 %     $    11,280           18.6  %
                                             ==========     ===========       ===========     ============

                                                                      For the Six
                                                                      Months Ended
                                             ----------------------------------------------------------
                                                                       June 30,
                                             ----------------------------------------------------------
                                                       2002                              2001
                                             -------------------------       --------------------------
                                               Amount       Percent              Amount       Percent
                                             ------------  ----------        -------------  -----------
Statutory U. S. federal income tax rate      $     2,073         35.0  %     $    71,047         35.0   %
Excess tax depletion                              (7,945)      (134.1)           (20,977)       (10.3)
Nonconventional fuel tax credit                        -            -             (4,493)        (2.2)
Net effect of state tax                            1,227         20.7              9,203          4.5
Net effect of foreign tax                          1,290         21.8                385          0.2
Prior year tax settlement                         (1,908)       (32.2)                 -            -
Other                                             (3,341)       (56.4)            (2,322)        (1.2)

Income Tax (Benefit)Expense/
                                             -----------   ----------        -----------    ---------
  Effective Rate                             $    (8,604)      (145.2) %     $    52,843         26.0   %
                                             ===========   ==========        ===========    =========


The provision for income taxes is adjusted at the time the returns are filed. These adjustments, of which the federal portion is included in the Other line above, decreased income tax expense by $2,974 for the three months and six months ended June 30, 2002. These adjustments decreased income tax expense by $805 for the three months and six months ended June 30, 2001, respectively.

In the three months ended June 30, 2002, CONSOL Energy received a $1,908 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997.

NOTE 4 - INVENTORIES:

The components of inventories consist of the following:

                                  June 30,         December 31,
                                    2002              2001
                               --------------    --------------

Coal                           $      131,107    $       33,897
Merchandise for resale                 21,461            21,816
Supplies                               49,133            58,181
                               --------------    --------------

Total Inventories              $      201,701    $      113,894
                               ==============    ==============


NOTE 5 - COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. CONSOL Energy provides for such claims when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

One of CONSOL Energy's subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is defending against approximately 23 thousand asbestos claims in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy has recognized a liability related to a waste disposal site and accrued $3,275 in Other Liabilities. CONSOL Energy cumulatively has paid $1,909 (no payments were made in the three months ended June 30, 2002 and $358 of payments were made in the six months ended June 30, 2002) related to the remediation of this waste disposal site and, accordingly, reduced the liability to $1,366. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

NOTE 6 - SEGMENT INFORMATION:

CONSOL Energy has two reportable business segments: Coal and Gas. In the three months ended June 30, 2002, CONSOL Energy implemented a new internal reporting system. As a result, the measure of segment profit or loss has changed from Pre-tax Operating Income (Loss) to Earnings (Loss) Before Income Taxes. Also, some corporate charges that were previously reflected in the All Other segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to total Earnings (Loss) Before Income Tax.

CONSOL Energy has also changed its disclosure from reporting additions to property, plant and equipment to reporting capital expenditures for property, plant and equipment as shown on the cash flow statement. Previously, additions to property, plant and equipment included certain non-cash increases.

Historical segment data has been reclassified to conform with these internal reporting changes.

Industry segment results for the three months ended June 30, 2002:

                                       Reportable Business Segments
                               ---------------------------------------------
                                                                                                    Corporate,
                                                                                      All          Adjustments
                                    Coal            Gas            Total             Other       & Eliminations     Consolidated
                               -------------   -------------   -------------     --------------  --------------     ------------
Sales - outside                $     430,243   $      35,020   $     465,263     $       20,394  $            -     $    485,657
Sales - related parties                  815               -             815                  -               -              815
Freight - outside                     33,663               -          33,663                 36               -           33,699
Freight - related parties                549               -             549                  -               -              549
Intersegment transfers                     -             543             543             22,815         (23,358)               -
                               -------------   -------------   -------------     --------------  --------------     ------------

     Total Sales and Freight   $     465,270   $      35,563   $     500,833     $       43,245  $      (23,358)    $    520,720
                               =============   =============   =============     ==============  ==============     ============

Earnings (Loss) Before
     Income Taxes (A)          $      11,338   $       8,323   $      19,661     $       (6,975) $      (13,453)    $       (767)
                               =============   =============   =============     ==============  ==============     ============

Segment assets (B)             $   3,043,109   $     548,084   $   3,591,193     $      210,223  $      639,314     $  4,440,730
                               =============   =============   =============     ==============  ==============     ============

Depreciation, depletion and
     amortization              $      54,773   $       8,597   $      63,370     $        2,431  $            -     $     65,801
                               =============   =============   =============     ==============  ==============     ============

Capital expenditures           $      64,925   $      11,401   $      76,326     $        3,088  $            -     $     79,414
                               =============   =============   =============     ==============  ==============     ============

     (A) Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,256), ($556) and ($217) for Coal, Gas and All Other, respectively.
     (B) Includes investments in unconsolidated equity affiliates of $78,067, $11,259 and $29,479 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution that was primarily recognized in the twelve months ended June 30, 2001.

Industry segment results for the three months ended June 30, 2001:

                                        Reportable Business Segments
                                ---------------------------------------------
                                                                                                   Corporate,
                                                                                       All         Adjustments
                                     Coal           Gas            Total              Other      & Eliminations    Consolidated
                                --------------  ------------   --------------    --------------  --------------   --------------
Sales - outside                 $      501,003  $     30,857   $      531,860    $       25,068  $            -   $      556,928
Sales - related parties                  3,717             -            3,717                 -               -            3,717
Freight - outside                       53,653             -           53,653                28               -           53,681
Freight - related parties                2,399             -            2,399                 -               -            2,399
Intersegment transfers                       -           713              713            24,679         (25,392)               -
                                --------------  ------------   --------------    --------------  --------------   --------------

     Total Sales and Freight    $      560,772  $     31,570   $      592,342    $       49,775  $      (25,392)  $      616,725
                                ==============  ============   ==============    ==============  ==============   ==============

Earnings (Loss) Before
     Income Taxes (C)           $       73,521  $     13,565   $       87,086    $       (5,848) $      (20,611)          60,627
                                ==============  ============   ==============    ==============  ==============   ==============

Segment assets (D)              $    3,001,398  $    329,834   $    3,331,232    $      158,694  $      404,988   $    3,894,914
                                ==============  ============   ==============    ==============  ==============   ==============

Depreciation, depletion and
     amortization               $       55,773  $      4,865   $       60,638    $        2,280  $            -   $       62,918
                                ==============  ============   ==============    ==============  ==============   ==============

Capital expenditures            $       42,906  $      9,693   $       52,599    $        2,142  $            -   $       54,741
                                ==============  ============   ==============   ===============  ==============   ==============

      (C) Includes equity in earnings (loss) of unconsolidated affiliates of
          $521, $4,132 and ($344) for Coal, Gas and All Other, respectively.
      (D) Includes investments in unconsolidated equity affiliates of $40,559,
          $182,269 and $683 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $102,241 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the six months ended June 30, 2002:

                                       Reportable Business Segments
                                -------------------------------------------
                                                                                                     Corporate,
                                                                                      All           Adjustments
                                    Coal           Gas            Total              Other        & Eliminations    Consolidated
                                -------------    ---------    -------------      -------------    --------------   --------------
Sales - outside               $       888,109  $    62,712  $       950,821    $        42,030  $             -  $        992,851
Sales - related parties                   819            -              819                  -                -               819
Freight - outside                      70,001            -           70,001                130                -            70,131
Freight - related parties                 549            -              549                  -                -               549
Intersegment transfers                      -          988              988             48,141          (49,129)                -
                                -------------    ---------    -------------      -------------    -------------    --------------

     Total Sales and Freight  $       959,478  $    63,700  $     1,023,178    $        90,301  $       (49,129) $      1,064,350
                                =============    =========    =============      =============    =============    ==============

Earnings (Loss) Before
     Income Taxes (E)         $        25,770  $    11,832  $        37,602    $        (8,114) $       (23,564) $          5,924
                                =============    =========    =============      =============    =============    ==============

Segment assets (F)            $     3,043,109  $   548,084  $     3,591,193    $       210,223  $       639,314  $      4,440,730
                                =============    =========    =============      =============    =============    ==============

Depreciation, depletion and
     amortization             $       110,709  $    16,759  $       127,468    $         4,790  $             -  $        132,258
                                =============    =========    =============      =============    =============    ==============

Capital expenditures          $       116,152  $    30,063  $       146,215    $         3,559  $             -  $        149,774
                                =============    =========   ==============     ==============   ==============   ===============

     (E) Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,258), ($930) and ($401) for Coal, Gas and All Other, respectively.
     (F) Includes investments in unconsolidated equity affiliates of $78,067, $11,259 and $29,479 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the six months ended June 30, 2001:

                                         Reportable Business Segments
                                ----------------------------------------------
                                                                                                      Corporate,
                                                                                       All           Adjustments
                                     Coal            Gas             Total            Other        & Eliminations    Consolidated
                                -------------    ------------    -------------    -------------    --------------    -------------
Sales - outside               $       995,815  $       74,231  $     1,070,046  $        60,295  $              -  $     1,130,341
Sales - related parties                 7,232               -            7,232                -                 -            7,232
Freight - outside                      85,547               -           85,547              107                 -           85,654
Freight - related parties               3,061               -            3,061                -                 -            3,061
Intersegment transfers                      -           1,835            1,835           50,669           (52,504)               -
                                -------------    ------------    -------------    -------------    --------------    -------------

     Total Sales and Freight  $     1,091,655  $       76,066  $     1,167,721  $       111,071  $        (52,504) $     1,226,288
                                =============    ============    =============    =============    ==============    =============

Earnings (Loss) Before
     Income Taxes (G)         $       174,470  $       48,174  $       222,644  $        (7,029) $        (12,625) $       202,990
                                =============    ============    =============    =============    ==============    =============

Segment assets (H)            $     3,001,398  $      329,834  $     3,331,232  $       158,694  $        404,988  $     3,894,914
                                =============    ============    =============    =============    ==============    =============

Depreciation, depletion and
     amortization             $       111,813  $        6,873  $       118,686  $         4,863  $              -  $       123,549
                                =============    ============    =============    =============    ==============    =============

Capital expenditures          $        80,008  $       20,748  $       100,756  $         4,080  $              -  $       104,836
                                =============    ============    =============    =============    ==============    =============

     (G) Includes equity in earnings (loss) of unconsolidated affiliates of ($256), $12,244 and ($1,535) for Coal, Gas and All Other, respectively.
     (H) Includes investments in unconsolidated equity affiliates of $40,559, $182,269 and $683 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $102,241 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts

Earnings (Loss) Before Income Taxes:

                                                   For the Three Months Ended        For the Six Months Ended
                                                            June 30,                        June 30,
                                                --------------------------------  ------------------------------
                                                      2002             2001             2002             2001
                                                ----------------- --------------  ---------------  -------------
Segment earnings before income taxes
   for total reportable business segments       $     19,661      $    87,086       $   37,602       $   222,644
Segment (loss) before income taxes
   for all other businessses                          (6,975)          (5,848)          (8,114)           (7,029)
Incentive compensation                                (3,046)          (9,661)          (3,378)          (16,906)
Interest income (expense), net
   and other non-operating activity                  (10,407)         (10,950)         (20,186)            4,281
                                                ------------      -----------       ----------       -----------

Earnings (Loss) Before Income Taxes             $       (767)     $    60,627       $    5,924       $   202,990
                                                ============      ===========       ==========       ===========

Total Assets:
                                                            June 30,
                                                -------------------------------
                                                      2002             2001
                                                ----------------- -------------

Segment assets for total reportable
   business segments                            $  3,591,193      $   3,331,232
Segment assets for all other businesses              210,223            158,694
Items excluded from segment assets:
Cash and other investments                            10,611             17,104
Export sales excise tax resolution
   interest receivable                                21,655             32,351
Deferred tax assets                                  594,911            355,533
Recoverable income taxes                               9,739
Bond issuance costs                                    2,398
                                                ------------      -------------

Total Consolidated Assets                       $  4,440,730      $   3,894,914
                                                ============      =============

NOTE 7 - GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for Three Months Ended June 30, 2002;

                                                                          Non-
                                           Parent       Guarantor      Guarantor     Elimination      Consolidated
                                         -----------   ------------   --------------------------     -------------
Sales - Outside                          $       -     $    408,817   $   76,840     $         -     $     485,657
Sales - Related Parties                          -              817           (2)              -               815
Freight - Outside                                -           27,375        6,324               -            33,699
Freight - Related Parties                        -              549            -               -               549
Other Income (including equity earnings)    18,039           (8,920)      27,143         (20,732)           15,530
                                         ---------     ------------   ----------     -----------     -------------
   Total Revenue                            18,039          428,638      110,305          20,732)          536,250

Cost of Goods Sold and Other
   Operating Charges                         5,882          334,978       65,549         (40,314)          366,095
Intercompany Activity                          298          (27,725)     (14,585)         42,012                 -
Freight Expense                                  -           27,924        6,324               -            34,248
Selling, General and
   Administrative Expense                        -           13,871        3,324               -            17,195
Depreciation, Depletion and
   Amortization                                133           56,390        9,278               -            65,801
Interest Expense                             6,527            4,564          757               -            11,848
Taxes Other Than Income                        907           35,410        6,550               -            42,867
Export Sales Excise Tax Resolution               -           (1,037)           -               -            (1,037)
                                         ---------     ------------   ----------     -----------     -------------
   Total Costs                              13,747          444,375       77,197           1,698           537,017
                                         ---------     ------------   ----------     -----------     -------------
Earnings (Loss) Before Income Taxes          4,292          (15,737)      33,108         (22,430)             (767)
Income Taxes (Benefit)                      (4,735)         (12,640)       7,581               -            (9,794)
                                         ---------     ------------   ----------     -----------     -------------
Net Income (Loss)                        $   9,027     $     (3,097)  $   25,527     $   (22,430)    $       9,027
                                         =========     ============   ==========     -----------     =============

Balance Sheet for June 30, 2002;

                                                                               Non-
                                                Parent        Guarantor      Guarantor      Elimination        Total
                                             ------------   ------------   ------------    --------------   ------------
Assets:
Current Assets:
Cash and Cash Equivalents                    $      3,560   $        115   $      6,539    $           -    $     10,214
Accounts and Notes Receivable:
    Trade                                          72,829        105,772         26,818                -         205,419
    Related Parties                                   598              -              -                -             598
    Other                                           2,775        113,895         16,298                -         132,968
Inventories                                           174        188,007         13,520                -         201,701
Deferred Income Taxes                              55,490              -              -                -          55,490
Recoverable Income Taxes                            9,739              -              -                -           9,739
Prepaid Expenses                                   14,221         28,191          1,983                -          44,395
                                             ------------   ------------   -------------   -------------    ------------
    Total Current Assets                          159,386        435,980         65,158                -         660,524
Property, Plant and Equipment:
    Property, Plant and Equipment                  80,832      4,536,520        981,434                -       5,598,786
    Less-Accumulated Depreciation,
        Depletion and Amortization                 39,813      2,592,422         55,466                -       2,687,701
                                             ------------   ------------   ------------    -------------    ------------
Property, Plant and Equipment - Net                41,019      1,944,098        925,968                -       2,911,085
Other Assets:
    Deferred Income Taxes                         539,421              -              -                -         539,421
    Advanced Mining Royalties                           -         51,189         39,248                -          90,437
    Investment in Affiliates                    1,251,735        854,677         63,835       (2,051,442)        118,805
    Other                                           3,118         27,178         90,162                -         120,458
                                             ------------   ------------   ------------    -------------    ------------
    Total Other Assets                          1,794,274        933,044        193,245       (2,051,442)        869,121
                                             ------------   ------------   ------------    -------------    ------------
Total Assets                                 $  1,994,679   $  3,313,122   $  1,184,371    $  (2,051,442)   $  4,440,730
                                             ============   ============   ============    =============    ============

Liabilities and Stockholders' Equity:
Current Liabilities:
      Accounts Payable                       $     65,878   $     59,840   $     13,999    $           -    $    139,717
      Accounts Payable (Recoverable)-
        Related Parties                           935,532       (674,409)      (261,350)             227               -
      Short-Term Notes Payable                    291,212              -              -                -         291,212
      Current Portion of Long-Term Debt               100          6,219            635                -           6,954
      Other Accrued Liabilities                    62,872        282,659         66,460                -         411,991
                                             ------------   ------------   -------------   -------------    ------------
        Total Current Liabilities               1,355,594       (325,691)      (180,256)             227         849,874
Long-Term Debt:
      Long-Term Debt                              247,993        211,621          6,607                -         466,221
      Capital Lease Obligations                         -          6,504              -                -           6,504
                                             ------------   ------------   ------------    -------------    ------------
        Total Long-Term Debt                      247,993        218,125          6,607                -         472,725
Deferred Credits and Other Liabilities:
      Postretirement Benefits Other
        Than Pensions                                   -      1,432,132              -                -       1,432,132
      Pneumoconiosis Benefits                           -        460,150              -                -         460,150
      Mine Closing                                      -        195,704        146,440                -         342,144
      Workers' Compensation                         1,653        226,438         30,546                -         258,637
      Deferred Revenue                                  -        180,656         25,419                -         206,075
      Reclamation                                       -          7,010          4,920                -          11,930
      Other                                       146,235         13,216          4,408                -         163,859
                                             ------------   ------------   ------------    -------------    ------------
        Total Deferred Credits and Other
           Liabilities                            147,888      2,515,306        211,733                -       2,874,927

Stockholders' Equity                              243,204        905,382      1,146,287       (2,051,669)        243,204
                                             ------------   ------------   ------------    -------------    ------------
Total Liabilities and Stockholders' Equity   $  1,994,679   $  3,313,122   $  1,184,371    $  (2,051,442)   $  4,440,730
                                             ============   ============   ============    =============    ============

Condensed Statement of Cash Flows
For the Three Months Ended June 30, 2002;

                                                                             Non-
                                                Parent       Guarantor     Guarantor      Elimination      Consolidated
                                              ----------    ----------    -----------    -------------    --------------
 Net Cash (Used in) Provided
    by Operating Activities                   $  (79,002)   $  100,884    $    24,238    $           -    $       46,120
                                              ----------    ----------    -----------    -------------    --------------
 Cash Flows from Investing Activities:
 Capital Expenditures                         $   (4,019)   $  (58,015)   $   (17,380)   $           -    $      (79,414)
 Investment in Equity Affiliates                 (19,678)            -         (9,641)               -           (29,319)
 Other Investing Activities                            -         1,155            811                -             1,966
                                              ----------    ----------    -----------    -------------    --------------
  Net Cash Used in Investing activities       $  (23,697)   $  (56,860)   $   (26,210)   $           -    $     (106,767)
                                              ----------    ----------    -----------    -------------    --------------

 Cash Flows from Financing Activities:
 Proceeds from Short-Term
  Borrowings                                  $  112,672    $        -    $         -    $           -    $      112,672
 Payments on Long-Term Notes                           -       (43,000)             -                -           (43,000)
 Dividends Paid                                  (22,029)            -              -                -           (22,029)
 Other Financing Activities                          (94)         (986)             -                -            (1,080)
                                              ----------    -----------   -----------    -------------    --------------
  Net Cash Provided by (Used in)
    Financing Activities                      $   90,549    $  (43,986)   $         -    $           -    $       46,563
                                              ----------    ----------    -----------    -------------    --------------

Income Statement for Three Months Ended June 30, 2001;


                                                                             Non-
                                                Parent       Guarantor     Guarantor      Elimination      Consolidated
                                              ----------    ----------    -----------    -------------    --------------
Sales - Outside                               $        -    $  414,189    $   142,739    $           -    $      556,928
Sales - Related Parties                                -         1,690          2,027                -             3,717
Freight - Outside                                      -         8,852         44,829                -            53,681
Freight - Related Parties                              -           308          2,738             (647)            2,399
Other Income (including equity earnings)          47,524        42,753        (21,467)         (53,880)           14,930
                                              ----------    ----------    -----------    -------------    --------------
    Total Revenue                                 47,524       467,792        170,866          (54,527)          631,655

Cost of Goods Sold and Other
    Operating Charges                             17,763       353,907         72,527          (34,502)          409,695
Intercompany Activity                            (28,008)      (10,423)         5,893           32,538                 -
Freight Expense                                        -         9,160         47,567             (647)           56,080
Selling, General and
    Administrative Expense                             -        11,765          3,610                -            15,375
Depreciation, Depletion and
    Amortization                                     472        45,034         17,412                -            62,918
Interest Expense                                   4,822         6,306          1,002                -            12,130
Taxes Other Than Income                            1,186        55,849        (13,975)               -            43,060
Export Sales Excise Tax Resolution                     -       (28,274)            44                -           (28,230)
                                              ----------    ----------    -----------    -------------    --------------
    Total Costs                                   (3,765)      443,324        134,080           (2,611)          571,028
                                              ----------    ----------    -----------    -------------    --------------
Earnings (Loss) Before Income Taxes               51,289        24,468         36,786          (51,916)           60,627
Income Taxes (Benefit)                             1,942          (648)         9,986                -            11,280
                                              ----------    ----------    -----------    -------------    --------------
Net Income (Loss)                             $   49,437    $   25,116    $    26,800    $     (51,916)   $       49,347
                                              ==========    ==========    ===========    =============    ==============

Balance Sheet for December 31, 2001;

                                                                           Non-
                                               Parent      Guarantor     Guarantor     Elimination     Total
                                             -----------  -----------   -----------   ------------  -----------
Assets:
Current Assets:
Cash and Cash Equivalents                    $     3,723  $       158   $    11,701   $          -  $    15,582
Accounts and Notes Receivable:
    Trade                                              -      204,520        59,331        (43,409)     220,442
    Other                                          1,577      108,784        12,986              -      123,347
Inventories                                          240       83,668        29,986              -      113,894
Deferred Income Taxes                             54,708            -             -              -       54,708
Prepaid Expenses                                   3,142       30,667         8,465              -       42,274
                                             -----------  -----------   -----------   ------------  -----------
    Total Current Assets                          63,390      427,797       122,469        (43,409)     570,247
Property, Plant and Equipment:
    Property, Plant and Equipment                 51,581    4,055,229     1,307,150              -    5,413,960
    Less-Accumulated Depreciation,
         Depletion and Amortization               20,737    2,074,162       403,751              -    2,498,650
                                             -----------  -----------   -----------   ------------  -----------
Property, Plant and Equipment - Net               30,844    1,981,067       903,399              -    2,915,310
Other Assets:
    Deferred Income Taxes                        520,906            -             -              -      520,906
    Advanced Mining Royalties                          9       52,966        39,669              -       92,644
    Investment in Affiliates                   1,113,721      951,651        51,236     (2,038,941)      77,667
    Other                                            754       74,451        45,608              -      120,813
                                             -----------  -----------   -----------   ------------  -----------
    Total Other Assets                         1,635,390    1,079,068       136,513     (2,038,941)     812,030
                                             -----------  -----------   -----------   ------------  -----------
Total Assets                                 $ 1,729,624  $ 3,487,932   $ 1,162,381   $ (2,082,350) $ 4,297,587
                                             ===========  ===========   ===========   ============  ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
      Accounts Payable                       $   117,281  $     6,139   $    91,912   $    (43,409) $   171,923
      Accounts Payable (Recoverable)-
         Related Parties                         811,479     (374,435)     (517,919)        80,875            -
      Short-Term Notes Payable                    77,869            -             -              -       77,869
      Current Portion of Long-Term Debt              100       72,036           635              -       72,771
      Accrued Income Taxes                         4,799            -             -              -        4,799
      Other Accrued Liabilities                   31,753      208,637        72,989              -      313,379
                                             -----------  -----------   -----------   ------------  -----------
         Total Current Liabilities             1,043,281      (87,623)     (352,383)        37,466      640,741
Long-Term Debt:
      Long-Term Debt                             245,892      211,688         6,607              -      464,187
      Capital Lease Obligations                        -        8,482             -              -        8,482
                                             -----------  -----------   -----------   ------------  -----------
         Total Long-Term Debt                    245,892      220,170         6,607              -      472,669
Deferred Credits and Other Liabilities:
      Postretirement Benefits Other
         Than Pensions                                 -    1,417,567             -              -    1,417,567
      Pneumoconiosis Benefits                          -      459,776             -              -      459,776
      Mine Closing                                     -      198,700       135,038              -      333,738
      Workers' Compensation                        1,738      234,814        32,523              -      269,075
      Deferred Revenue                                 -      195,370        32,225              -      227,595
      Reclamation                                      -        7,715         6,029              -       13,744
      Other                                      167,154       21,649         2,320              -      191,123
                                             -----------  -----------   -----------   ------------  -----------
         Total Deferred Credits and
           Other Liabilities                     168,892    2,535,591       208,135              -    2,912,618
Stockholders' Equity                             271,559      819,794     1,300,022     (2,119,816)     271,559
                                             -----------  -----------   -----------   ------------  -----------
Total Liabilities and Stockholders' Equity   $ 1,729,624  $ 3,487,932   $ 1,162,381   $ (2,082,350) $ 4,297,587
                                             ===========  ===========   ===========   ============  ===========

Condensed Statement of Cash Flows
For the Three Months Ended June 30, 2001;

                                                                                  Non-
                                                      Parent      Guarantor     Guarantor    Elimination   Consolidated
                                                   -----------   -----------   -----------   -----------   ------------
  Net Cash Provided
     by Operating Activities                       $    70,996   $    37,886   $    15,666   $         -   $    124,548
                                                   -----------   -----------   -----------   -----------   ------------

  Cash Flows from Investing Activities:
  Capital Expenditures                             $      (951)  $   (43,573)  $   (10,217)  $         -   $    (54,741)
  Acquisition of Line Creek Mine
     Joint Venture                                           -             -          (740)            -           (740)
  Investment in Equity Affiliates                           26         5,985        (2,597)            -          3,414
  Other Investing Activities                             1,372         1,769           (59)            -          3,082
                                                   -----------   -----------   -----------   -----------   ------------
     Net Cash Provided By (Used in)
      Investing Activities                         $       447   $   (35,819)  $   (13,613)  $         -   $    (48,985)
                                                   -----------   -----------   -----------   -----------   ------------

  Cash Flows from Financing Activities:
  Payments on Short-Term Borrowings                $   (51,184)  $         -   $         -   $         -   $    (51,184)
  Dividends Paid                                       (22,019)            -             -             -        (22,019)
  Other Financing Activities                             1,088        (2,118)            -             -         (1,030)
                                                   -----------   -----------   -----------   -----------   ------------
     Net Cash Used in Investing Activities         $   (72,115)  $    (2,118)  $         -   $         -   $    (74,233)
                                                   -----------   -----------   -----------   -----------   ------------

  Income Statement for the Six Months Ended June 30, 2002;

                                                                                  Non-
                                                      Parent      Guarantor     Guarantor    Elimination   Consolidated
                                                   -----------   -----------   -----------   -----------   ------------
  Sales - Outside                                  $         -   $   837,050   $   155,801   $         -   $    992,851
  Sales - Related Parties                                    -           819             -             -            819
  Freight - Outside                                          -        55,370        14,761             -         70,131
  Freight - Related Parties                                  -           549         1,265        (1,265)           549
  Other Income (including equity earnings)              26,317          (804)       21,647       (23,259)        23,901
                                                   -----------   -----------   -----------   -----------   ------------
         Total Revenue                                  26,317       892,984       193,474       (24,524)     1,088,251

  Cost of Goods Sold and Other Operating Charges         8,533       665,614       136,085       (79,235)       730,997
  Intercompany Activity                                 (3,725)      (54,588)      (33,342)       91,655              -
  Freight Expense                                            -        55,919        16,026        (1,265)        70,680
  Selling, General and Administrative Expense                -        25,271         8,581             -         33,852
  Depreciation, Depletion and Amortization                 841       114,323        18,949        (1,855)       132,258
  Interest Expense                                      10,079        10,492         1,414             -         21,985
  Taxes Other Than Income                                2,023        78,355        13,214             -         93,592
  Export Sales Excise Tax Resolution                         -        (1,037)            -             -         (1,037)
                                                   -----------   -----------   -----------   -----------   ------------
         Total Costs                                    17,751       894,349       160,927         9,300      1,082,327
                                                   -----------   -----------   -----------   -----------   ------------
  Earnings (Loss) Before Income Taxes                    8,566        (1,365)       32,547       (33,824)         5,924
  Income Taxes (Benefit)                                (5,962)      (10,123)        7,481             -         (8,604)
                                                   -----------   -----------   -----------   -----------   ------------
  Net Income (Loss)                                $    14,528   $     8,758   $    25,066   $   (33,824)  $     14,528
                                                   ===========   ===========   ===========   ===========   ============

Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2002;

                                                                                   Non-
                                                     Parent       Guarantor      Guarantor    Elimination   Consolidated
                                                   -----------   -----------    -----------   -----------   ------------
         Net Cash (Used in) Provided
           by Operating Activities                 $  (144,490)  $   174,289    $    45,737   $         -   $     75,536
                                                   -----------   -----------    -----------   -----------   ------------

         Cash Flows from Investing Activities:
         Capital Expenditures                      $    (6,526)  $  (106,965)   $   (36,283)  $         -   $   (149,774)
         Investment in Equity Affiliates               (19,984)          (50)       (14,693)            -        (34,727)
         Other Investing Activities                          -           556             77             -            633
                                                   -----------   -----------    -----------   -----------   ------------
           Net Cash Used in Investing Activities   $   (26,510)  $  (106,459)   $   (50,899)  $         -   $   (183,868)
                                                   -----------   -----------    -----------   -----------   ------------

         Cash Flows from Financing Activities:
         Payments on Short-Term Borrowings         $   (32,078)  $         -    $         -   $         -   $    (32,078)
         Payments on Long-Term Notes                         -       (66,000)             -             -        (66,000)
         Proceeds from Long-Term Notes                 246,310             -              -             -        246,310
         Dividends Paid                                (44,054)            -              -             -        (44,054)
         Other Financing Activities                        659        (1,873)             -             -         (1,214)
                                                   -----------   -----------    -----------   -----------   ------------
           Net Cash Provided by (Used in)
            Financing Activities                   $   170,837   $   (67,873)   $         -   $         -   $    102,964
                                                   -----------   -----------    -----------   -----------   ------------

Income Statement for the Six Months Ended June 30, 2001;

                                                                                   Non-
                                                      Parent      Guarantor      Guarantor    Elimination   Consolidated
                                                   -----------   -----------    -----------   -----------   ------------
Sales - Outside                                    $         -   $   830,438    $   299,903   $         -   $  1,130,341
Sales - Related Parties                                      -         3,100          4,132             -          7,232
Freight - Outside                                            -        35,762         49,892             -         85,654
Freight - Related Parties                                    -           970          2,738          (647)         3,061
Other Income (including equity earnings)               164,797       101,300        (56,738)     (176,056)        33,303
                                                   -----------   -----------    -----------   -----------   ------------
         Total Revenue                                 164,797       971,570        299,927      (176,703)     1,259,591

Cost of Goods Sold and Other Operating Charges          26,877       730,856        141,577       (68,200)       831,110
Intercompany Activity                                  (23,829)      (60,084)        11,177        72,736              -
Freight Expense                                              -        36,732         52,630          (647)        88,715
Selling, General and Administrative Expense                  -        23,968          5,694             -         29,662
Depreciation, Depletion and Amortization                   951        96,759         27,694        (1,855)       123,549
Interest Expense                                        17,065         7,648          2,079             -         26,792
Taxes Other Than Income                                  2,536        86,681         (8,922)            -         80,295
Export Sales Excise Tax Resolution                           -      (115,886)        (7,636)            -       (123,522)
                                                   -----------   -----------    -----------   -----------   ------------
         Total Costs                                    23,600       806,674        224,293         2,034      1,056,601
                                                   -----------   -----------    -----------   -----------   ------------
Earnings (Loss) Before Income Taxes                    141,197       164,896         75,634      (178,737)       202,990
Income Taxes (Benefit)                                  (8,950)       40,463         21,330             -         52,843
                                                   -----------   -----------    -----------   -----------   ------------
Net Income (Loss)                                  $   150,147   $   124,433    $    54,304   $  (178,737)  $    150,147
                                                   ===========   ===========    ===========   ===========   ============

Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2001;

                                                                                Non-
                                                    Parent      Guarantor     Guarantor     Elimination   Consolidated
                                                 -----------   -----------   -----------    -----------   ------------
     Net Cash (Used in) Provided
         by Operating Activities                 $  (315,744)  $   525,829   $    44,031    $         -   $    254,116
                                                 -----------   -----------   -----------    -----------   ------------

     Cash Flows from Investing Activities:
     Capital Expenditures                        $    (3,163)  $   (74,291)  $   (27,382)   $         -   $   (104,836)
     Acquisition of Line Creek Mine
         Joint Venture                                     -             -        (1,608)             -         (1,608)
     Investment in Equity Affiliates                       -        11,186        (1,805)             -          9,381
     Other Investing Activities                        1,425         2,876        (9,644)             -         (5,343)
                                                 -----------   -----------   -----------    -----------   ------------
       Net Cash Used in Investing
         Activities                              $    (1,738)  $   (60,229)  $   (40,439)   $         -   $   (102,406)
                                                 -----------   -----------   -----------    -----------   ------------

     Cash Flows from Financing Activities:
     Proceeds from (Payments on) Short-Term
       Borrownings                               $   362,812   $  (462,689)  $         -    $         -   $    (99,877)
     Dividends Paid                                  (44,024)            -             -              -        (44,024)
     Other Financing Activities                        1,409        (3,163)            -              -         (1,754)
                                                 -----------   -----------   -----------    -----------   ------------

       Net Cash Provided by (Used in)
         Financing Activities                    $   320,197   $  (465,852)  $         -    $         -   $   (145,655)
                                                 -----------   -----------   -----------    -----------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales for the three months ended June 30, 2002 were 16.4 million tons, including a portion of sales by equity affiliates, of which 15.8 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales of
20.4 million tons for the three months ended June 30, 2001, of which 19.7 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. Demand for coal in the three months ended June 30, 2002 was weak primarily due to the mild weather in the Northeast and Southeast United States, delays in finalizing volumes and prices for export metallurgical coal and the sluggish U.S. economy. Inventory of company produced coal, including the portion of inventory at equity affiliates, was 5.8 million tons at June 30, 2002, compared with 1.6 million tons at December 31, 2001. Average sales prices for company produced coal have increased 6.7% to $26.60 per ton in the three months ended June 30, 2002 period from $24.92 per ton in the three months ended June 30, 2001 period reflecting the higher prices negotiated in a more favorable coal market in the last six months of 2001.

Lower production levels during the quarter were the result of the previously announced plan to reduce production by five to six million tons from planned output during 2002 in order to match anticipated demand. McElroy Mine was idled May 1, 2002. It resumed production on August 5,

2002. Blacksville #2, Robinson Run, Mine 84, Mahoning Valley, Humphrey and VP#8 mines were idled June 17, 2002. Blacksville #2 resumed production on July 17, 2002. Robinson Run resumed production July 8, 2002. Mine 84 resumed production July 22, 2002. Mahoning Valley and Humphrey are being evaluated on a week-to-week basis. The Humphrey and Dilworth mines will close permanently later this year. Shoemaker and Rend Lake mines were idled in early July 2002 and we currently anticipate that these mines will remain idle for several months. Loveridge Mine remains idle and will continue to be evaluated to determine when market conditions will support reopening.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 28.3% to
12.0 billion cubic feet in the three months ended June 30, 2002 compared with
9.3 billion cubic feet in the three months ended June 30, 2001. The increased sales volumes are primarily due to increased volumes as a result of the acquisition of the remaining 50% interest in Pocahontas Gas Partnership on August 22, 2001, that we previously did not own. Our average sales price for coalbed methane gas, including sales of equity affiliates, decreased 35.0% to $3.05 per million British thermal units in the 2002 period compared with $4.69 per million British thermal units in the 2001 period. Gas prices through the second quarter of 2002 were lower than levels during the second quarter of 2001 due to lower demand in the industrial sector and lower demand for gas during the winter heating season which resulted in high levels of gas in storage during the 2002 period.

CONSOL Energy's Board of Directors announced that the dividend for the second quarter, which will be paid in September 2002, will be reduced to $0.14 per share from the dividend of $0.28 per share that had been paid in each quarter since CONSOL Energy became a public company. The reduction was due to the condition of the coal markets and the company's capital requirements. CONSOL Energy also expects to reduce anticipated capital spending in the year ending December 31, 2002 by more than $110 million from anticipated expenditures for the year ending December 31, 2002. Expected capital expenditures will be reduced mainly through project delays and utilization of leasing arrangements.

CONSOL Energy Board of Directors appointed PricewaterhouseCoopers LLP to serve as the company's independent accountant, effective June 5, 2002.
PricewaterhouseCoopers LLP serves as independent accountant for RWE A.G., a multi-utility holding group headquartered in Essen, Germany, which owns approximately 74 percent of CONSOL Energy's common stock. PricewaterhouseCoopers LLP replaced Ernst & Young LLP as the company's independent accountant.

In March 2002, our joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility was completed and the facility was placed into commercial service on June 25, 2002.

On July 15, 2002, Standard & Poor's revised its outlook on CONSOL Energy to negative from stable based on poor coal industry conditions. Standard & Poor's said that it has affirmed its triple-B plus and A-2 corporate credit ratings.

On August 2, 2002, Moody's Investor Service downgraded the senior unsecured debt ratings of CONSOL Energy to Baa2. The rating outlook is negative. These rating actions resulted from the adverse effect that the decline in coal tons sold and the reduction in spot prices for uncommitted tons has had on earnings, cash flow generation and debt protection measures in the year to date. The ratings actions also reflect Moody's expectation that CONSOL's performance will remain challenged for the balance of 2002 and into 2003. Moreover, Moody's expects that despite recent actions taken to reduce capital expenditures and dividends, there is likely to be a modest cash outflow in 2002 and into 2003.

Results of Operations

Three Months Ended June 30, 2002 Compared with Three Months
Ended June 30, 2001

Net Income

CONSOL Energy's net income for the three months ended June 30, 2002 was $9 million compared with $49 million for the three months ended June 30, 2001. The decrease of $40 million, or 81.7%, primarily was due to reduced revenues from sales of coal, offset, in part, by reduced cost of goods sold and other charges. Sales revenue from coal was lower in the 2002 period compared to the 2001 period primarily due to a 19.5% reduction in sales volumes of company produced coal. The reductions in the cost of goods sold and other charges were also due primarily to the reduced volume of coal sold. Net income for the three months ended June 30, 2001 was also impacted by the $28 million income recognized in the three months ended June 30, 2001, related to the export sales excise tax resolution compared to the $1 million recognized in the three months ended June 30, 2002. The decrease in earnings was offset, in part, by income tax benefits recognized in the three months ended June 30, 2002, compared to tax expense recognized in the three months ended June 30, 2001. The decrease in tax expense was due mainly to a pre-tax loss of $1 million for the 2002 period compared to pre-tax earnings of $61 million in the 2001 period without a comparable reduction in percentage depletion tax benefits. CONSOL Energy estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rate is sensitive to changes in annual profitability and percentage depletion. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $3 million in the 2002 period and $1 million in the 2001 period. In the 2002 period, CONSOL Energy received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997.

Revenue

Sales decreased $75 million, or 13.2% to $486 million for the 2002 period from $561 million for the 2001 period.

Revenues from the sale of company produced coal decreased $68 million, or 14.1%, to $412 million in the 2002 period from $480 million in the 2001 period. The decrease in company produced coal revenue was due mainly to a decrease in the tons sold. Company produced tons sold were 15.5 million tons in the 2002 period, a 3.8 million ton, or 19.5%, decreased from the 2001 period. The decrease in tons sold was due primarily to the deferral of shipments by our customers from the second quarter of 2002 to later in the year and reduced volumes for requirement contracts, both attributed to decreased demand as a result of the mild weather and unscheduled power plant outages. Although sales volumes have declined from the 2001 period, the average sales price per ton of company produced coal sold increased. Average sales price per ton of company produced coal increased 6.7% to $26.60 per ton for the 2002 period from $24.92 per ton for the 2001 period. The increase in average sales price reflects the higher prices negotiated in a more favorable coal market during the last six months of 2001.

Revenues from the sale of purchased coal decreased $5 million, or 23.7%, to $19 million in the 2002 period from $24 million in the 2001 period. The decrease was primarily due to a 28.9% decrease in sales volumes. Sales volumes of purchased coal were 0.5 million tons in the 2002 period compared to 0.8 million tons in the 2001 period. The average sales price per ton of purchased coal increased $2.29, or 7.2%, to $34.02 per ton for the 2002 period compared to $31.72 per ton for the 2001 period. The increase in sales price per ton of purchased coal in the 2002 period reflects higher prices negotiated in a more favorable coal market during the last six months of 2001.

Industrial supply sales decreased $5 million, or 23.5%, to $16 million in the 2002 period from $21 million in the 2001 period primarily due to reduced sales volumes. During the year ended June 30, 2001, the physical assets, inventory and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold. Fairmont Supply continues to operate 14 service centers at June 30, 2002.

These decreases in coal and industrial supply revenues were partially offset by the increase in sales of gas. Revenues from gas sales increased $4 million, or 13.5%, to $35 million in the 2002 period from $31 million in the 2001 period. Sales volumes were 11.9 billion cubic feet in the 2002 period, an increase of
5.0 billion cubic feet from the 2001 period. The increase was due to higher sales volumes as a result of the August 22, 2001 acquisition of the remaining 50% interest in the Pocahontas Gas Partnership. The increase in volumes sold was offset, in part, by a reduction in demand and a reduction in the average sales price per million British thermal units sold. The average sales price was $3.04 per million British thermal units in the 2002 period, a $1.63, or 34.9%, decrease compared to $4.67 per million British thermal units in the 2001 period. The decrease in demand and average sales price was primarily due to lower demand for gas in the industrial sector and lower demand for gas during the winter heating season as a result of milder weather that resulted in high levels of gas in storage during the quarter.

Freight revenue, both outside and related party, decreased $22 million, or 38.9%, to $34 million in the 2002 period compared to $56 million in the 2001 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers that CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Other income, which consists of interest income, gain on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, increased $1 million, or 4.0%, to $16 million in the 2002 period from $15 million in the 2001 period. The increase was primarily due to $7 million of income related to a contract settlement which occurred in the 2002 period. This income was offset, in part, by a reduction of $6 million in equity in earnings of affiliates primarily due to the August 22, 2001 purchase of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in Cardinal States Gathering Company. As a result of the acquisition, CONSOL Energy owns 100% of these entities and began to account for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies using the equity method.

Costs

Cost of Goods Sold and Other Operating Charges decreased $44 million, or 10.6%, to $366 million in the 2002 period compared to $410 million in the 2001 period.

Cost of goods sold and other charges for company produced coal was $286 million in the 2002 period, a decrease of $22 million, or 7.4%, from $308 million in the 2001 period. This is due primarily to a 19.5% decrease in the volume of company produced coal sold. The decrease in volume was offset, in part, by a 15.2% increase in the cost per ton produced. The increase in cost per ton produced is primarily due to increased labor and benefits costs. Increased labor costs are primarily due to the decline in productivity at the mines in the 2002 period compared to the 2001 period. The decline in productivity is a result of the reduction in planned production to match anticipated demand for coal. Increased benefit costs are primarily due to increased medical costs.

Industrial supplies cost of goods sold and other charges decreased $6 million, or 26.7%, to $19 million in the 2002 period compared to $25 million in the 2001 period. The decrease was due to reduced sales.

Miscellaneous cost of goods sold and other charges decreased $10 million, or 41.6%, to $13 million in the 2002 period compared to $23 million in the 2001 period. The decrease is due to a reduction of $7 million related to the incentive compensation program expense recognized in the 2002 period compared to the 2001 period. The program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Expense for this plan was reduced in the 2002 period due to quarterly performance targets for the three months ended June 30, 2002, not being achieved. The decrease in miscellaneous cost of goods sold and other charges is also due to a $4 million expense adjustment in the 2001 period related to a liability for the salaried investment plan. These decreases were offset, in part, by a $2 million expense adjustment to recognize an allowance for doubtful accounts related to trade accounts receivable in the 2002 period.

Purchased coal costs of goods sold and other charges decreased $5 million, or 19.3%, to $18 million in the 2002 period from $23 million in the 2001 period. The decrease was primarily due to a 28.9% reduction in volume of purchased coal sold. The cost per ton of purchased coal was $33.31 per ton in the 2002 period compared to $29.36 per ton in the 2001 period.

Royalty costs decreased $3 million, or 20.5%, to $10 million in the 2002 period compared to $13 million in the 2001 period. The decrease is due primarily to reaching the maximum amount payable on a royalty contract which resulted in decreased amounts being owed in the 2002 period compared to the 2001 period.

These decreases in cost of goods sold and other charges were offset, in part, by increased costs for closed and idle mine costs. Closed and idle mine costs increased $4 million, or 25.6%, to $19 million in the 2002 period compared to $15 million in the 2001 period. The increase is due primarily to increases in idle mine costs related to McElroy mine being idled in May and June of 2002. The increase is also due to additional costs for Loveridge mine being idle for all of the 2002 period compared with one month of idle time during the 2001 period. Loveridge mine was reopened in March 2001 in order to mine the remaining longwall panel and then was idled at the end of May 2001. Other changes in the 2001 period include $4 million of adjustments in reclamation liabilities recognized in that period as a result of updated engineering studies and cost projections for closed locations.

Gas operations cost of goods sold and other charges increased 3.4% to $16 million in the 2002 period from $15 million in the 2001 period. The increase of $1 million was due mainly to increased sales volumes as a result of the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in Cardinal States Gathering Company on August 22, 2001.

Freight expense decreased $22 million, or 38.9%, to $34 million in the 2002 period compared to $56 million in the 2001 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers that CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased 11.8% to $17 million in the 2002 period compared to $15 million in the 2001 period. The increase of $2 million was primarily due to a $1 million increase in professional consulting and training fees related to the conversion to a new integrated information technology system provided by SAP AG to support business processes. The system will be implemented in stages over the next three years at a total estimated cost, a portion of which is to be capitalized, of $53 million. The increase is also attributable to $1 million of professional consulting and training fees related to the review of strategic planning processes.

Depreciation, depletion and amortization expense increased $3 million, or 4.6%, to $66 million in the 2002 period compared to $63 million in the 2001 period. The increase was primarily due to additional depreciation expense related to assets placed in service after the 2001 period and additional depreciation expense on assets owned by Pocahontas Gas Partnership and Cardinal States Gathering Company, of which CONSOL Energy acquired the remaining 50% interest and 25% interest in on August 22, 2001. This increase was offset, in part, by lower depletion related to the reduced production levels in the 2002 period compared to the 2001 period.

Interest expense remained stable at $12 million for the 2002 period compared to the 2001 period. Interest expense remained stable due to a reduction of $124 million in the average debt levels of commercial paper outstanding during the 2002 period compared to the 2001 period, along with a decrease of 2.6% per annum in average interest rates in the period to period comparison. This resulted in a reduction of $3 million in interest expense related to commercial paper in the 2002 period compared to the 2001 period. Interest expense was also reduced $1 million due to the reduction of long term debt through scheduled payments. These reductions were offset by the increased interest expense related to the March 7, 2002, issuance of $250 million of 7.875% Notes due in 2012. The interest on notes is payable March 1 and September 1 of each year commencing September 1, 2002. Interest expense related to the issuance of these notes was $5 million in the 2002 period.

Taxes other than income were at $43 million in the 2002 period and the 2001 period. Production taxes decreased $2 million, or 7.3%, to $25 million in the 2002 period compared to $27 million in the 2001 period. The reduction was due mainly to lower severance tax accruals due to reduced production. This decrease was offset by a $3 million, or 45.2%, increase in real estate and personal property taxes. The increase was due mainly to the additional property taxes related to the properties owned by the Windsor Coal Company, Southern Ohio Coal Company, and Central Ohio Coal Company which were acquired from American Electric Power on July 2, 2001. The increased real estate and personal property taxes were also due to increased property taxes at the Bailey and Enlow Fork mines, as well as the Pocahontas Gas Partnership and Cardinal States Gathering Company, of which CONSOL Energy acquired the remaining 50% and 25% interest in on August 22, 2001.

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. During the 2002 period, we recognized $1 million of interest income related to these claims. During the 2001 period, we recognized $27 million of pre-tax earnings net of other charges and $1 million of interest income related to these claims.

Income Taxes

Income tax benefits were $10 million in the 2002 period compared to $11 million expense in the 2001 period. The decrease in tax expense was due mainly to a pre-tax loss of $1 million for the 2002 period compared to pre-tax earnings of $61 million in the 2001 period without a comparable loss in percentage depletion tax benefits. CONSOL Energy estimates the effective tax rate expected to be applicable for the full fiscal year. The effective tax rate is sensitive to changes in annual profitability and percentage depletion. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $3 million in the 2002 period and $1 million for the 2001 period. CONSOL Energy received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997 that reduced income taxes in the 2002 period.

Six Months Ended June 30, 2002 Compared with Six Months
Ended June 30, 2001

Net Income

CONSOL Energy's net income was $15 million for the six months ended June 30, 2002, compared to $150 million for the six months ended June 30, 2001. Net income for the six months ended June 30, 2001 includes $124 million of income recognized in that period related to the export sales excise tax resolution. The decrease in net income from the six months ended June 30, 2001 was also due to reduced revenues from sales of coal, offset, in part, by reduced cost of goods sold and other charges. Sales revenue from coal was lower in the year to date 2002 period compared to the year to date 2001 period primarily due to a 12.2% reduction in sales volumes of company produced coal. The reductions in the cost of goods sold and other charges were also due primarily to the reduced volume of coal sold. These decreases in earnings were offset, in part, by income tax benefits recognized in the six months ended June 30, 2002, compared to tax expense recognized in the six months ended June 30, 2001. The income tax benefit was due mainly to lower pre-tax income for the year to date 2002 period compared to the year to date 2001 period without a comparable reduction in percentage depletion tax benefits. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $3 million in the year to date 2002 period and $1 million for the year to date 2001 period. CONSOL Energy received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997 that also reduced income taxes in the year to date 2002 period.

Revenue

Sales decreased $144 million, or 12.7%, to $994 million for the year to date 2002 period from $1,138 million for the year to date 2001 period.

Revenues from the sale of company produced coal decreased $118 million, or 12.3%, to $841 million in the year to date 2002 period from $959 million in the year to date 2001 period. The decrease in company produced coal revenue was due mainly to a decrease in the tons sold. Company produced tons sold were 31.7 million tons in the year to date 2002 period, a 7.1 million ton, or 18.2%, decrease from the year to date 2001 period. The decrease in tons sold was due primarily to the deferral of shipments by our customers from the second quarter of 2002 to later in the year and reduced volumes from requirement contracts, both attributed to the mild weather and unscheduled power plant outages. Although sales volumes have declined from the year to date 2001 period, the average sales price per ton of company produced coal sold increased 7.3% to $26.52 per ton for the year to date 2002 period from $24.73 per ton for the year to date 2001 period. The increase in average sales price reflects the higher prices negotiated in a more favorable coal market during the last six months of 2001.

Revenues from the sale of industrial supplies decreased $18 million, or 35.1%, to $34 million in the year to date 2002 period from $52 million in the year to date 2001 period primarily due to reduced sales volumes. During the year ended June 30, 2001, the physical assets, inventory and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold. Fairmont Supply continues to operate 14 service centers at June 30, 2002.

Revenues from the sale of gas decreased 15.5%, or $11 million, to $63 million in the year to date 2002 period compared to $74 million in the year to date 2001 period. The decrease was primarily due to the decrease in average sales price. The average sales price was $2.84 per million British thermal units for the year to date 2002 period, a $2.80, or 49.7%, decrease compared to $5.64 per million British thermal units for the year to date 2001 period. The decrease in average sales price was primarily due to reduced demand for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in high levels of gas in storage. The reduction in average sales price was offset, in part, by higher volumes of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Sales volumes were 22.8 billion cubic feet in the year to date 2002 period, a 67.1%, or 9.2 billion cubic feet increase from the year to date 2001 period.

These decreases in revenues were partially offset by increased revenues from the sale of purchased coal. Revenues from the sale of purchased coal increased by $4 million, or 8.1%, to $48 million in the year to date 2002 period from $44 million in the year to date 2001 period. The average sales price per ton of purchased coal increased 6.4% to $34.69 per ton for the year to date 2002 period from $32.60 per ton for the year to date 2001 period. The increase in sales price per ton of purchased coal in the 2002 period reflects higher prices negotiated in a more favorable coal market during the last six months of 2001. Sales volumes remained steady at 1.4 million tons in the year to date 2002 period compared to the year to date 2001 period.

Freight revenue, outside and related party, decreased $18 million, or 20.3%, to $71 million for the year to date 2002 period from $89 million in the year to date 2001 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $24 million in the year to date 2002 period compared to $33 million in the year to date 2001 period. The decrease of $9 million, or 28.2%, was primarily due to the reduction in equity in earnings of affiliates. A reduction of $13 million in equity in earnings of affiliates was primarily due to the August 22, 2001 purchase by CONSOL Energy of the 50% interest in Pocahontas Gas Partnership and the 25% interest in Cardinal States Gathering Company that CONSOL Energy did not own. As a result of the acquisition, CONSOL Energy owns 100% of these entities and began to account for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies using the equity method. The decrease in other income was also due to lower gain on sale of assets in the year to date 2002 period. The gain on sale of assets principally relates to the sale of certain in place coal reserves. CONSOL Energy continually manages its coal reserves and from time-to-time sells non-strategic reserves. These decreases in other income were offset, in part, by a $7 million income adjustment related to a settlement CONSOL Energy received, which occurred in the year to date 2002 period.

Costs

Cost of Goods Sold and Other Operating Charges decreased $100 million, or 12.1%, to $731 million in the year to date 2002 period compared to $831 million in the year to date 2001 period.

Cost of goods sold and other charges for company produced coal was $570 million in the year to date 2002 period, a decrease of $47 million, or 7.5%, from $617 million in the year to date 2001 period. This is due primarily to an 18.2% decrease in the volume of company produced coal sold. The decrease in volume was offset, in part, by a 13.1% increase in the cost per ton produced. The increase in cost per ton produced is primarily due to increased labor and benefit costs. Increased labor costs are primarily related to the decline in productivity at the mines in the 2002 period compared to the 2001 period. The decline in productivity is a result of the reduction in planned production to match anticipated demand for coal. Increased benefit costs are primarily due to increased medical costs.

Industrial supply cost of goods sold and other charges decreased $20 million, or 35.0%, to $37 million in the year to date 2002 period compared to $57 million in the year to date 2001 period. The decrease was due to reduced sales. During the year ended June 30, 2001, the physical assets, inventory and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold. Fairmont Supply continues to operate 14 service centers at June 30, 2002.

Cost of goods sold and other charges for closed and idle mine costs have decreased $14 million, or 30.6%, to $31 million in the year to date 2002 period from $45 million in the year to date 2001 period. The decrease is primarily due to $16 million of adjustments in reclamation liabilities recognized in the year to date 2001 period as a result of updated engineering survey adjustments for closed and idled locations. The decrease in the 2002 period also reflects a $1 million reduction in costs at the idled Loveridge mine. The 2001 period included $8 million in costs related to the preparation for the reopening of Loveridge mine in the 2001 period in order to mine the remaining longwall panel. These decreases were offset, in part, by a $7 million increase in idle mine costs related to McElroy being idled in May and June of 2002.

Coal property holding costs decreased $10 million, or 85.1%, to $2 million in the year to date 2002 period compared to $12 million in the year to date 2001 period. The decrease was primarily due to leasehold surrenders that occurred in the 2001 period.

Miscellaneous cost of goods sold and other operating charges also decreased $9 million, or 26.9%, to $23 million in the year to date 2002 period compared to $32 million in the year to date 2001 period. For the 2001 year to date period, operating charges included $14 million related to incentive compensation program expense. This plan is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Expense for this plan was reduced in the year to date 2002 period due to performance targets for the six months ended June 30, 2002 not being achieved. Cost of goods sold and other charges also included a $4 million expense adjustment in the year to date 2001 period related to a liability for the salaried investment plan. Decreases in miscellaneous cost of goods sold and other charges were offset, in part, by $4 million in the 2002 period due to the costs related to the termination of a sales contract in the year to date 2001 period and a $2 million expense adjustment in the year to date 2002 period to recognize an allowance for doubtful accounts related to trade accounts receivable.

These decreases in cost of goods sold and other charges in the year to date 2002 period were offset, in part, by increased costs for purchased coal. Purchased coal cost of goods sold and other charges increased 9.1% to $46 million in the 2002 period from $42 million in the year to date 2001 period. The $4 million increase was due mainly to an increase in the average cost per ton purchased. The cost per ton of purchased coal was $33.36 per ton in the year to date 2002 period compared to $31.07 per ton in the year to date 2001 period. Volumes of purchased coal sold remain steady at 1.4 million tons for both the year to date 2002 and 2001 periods.

Gas operations cost of goods sold increased $1 million, or 4.3%, to $30 million in the year to date 2002 period from $29 million in the year to date 2001 period. The increase of $1 million was due mainly to a 67.1% increase in the volume of gas sold. The increase in volume was offset, in part, by a 37.6% reduction in the average cost per million British thermal units sold. Average cost per million British thermal units was $1.33 in the year to date 2002 period compared to $2.13 per million British thermal units in the year to date 2001 period.

Freight expense decreased $18 million, or 20.3%, to $71 million in the year to date 2002 period from $89 million in the year to date 2001 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers that CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased $4 million, or 14.1%, to $34 million in the year to date 2002 period compared to $30 million in the year to date 2001 period. An increase of

$2 million was primarily due to expenses for training and professional consulting related to the conversion to a new integrated information technology system provided by SAP AG to support business processes. The system will be implemented in stages over the next three years at an estimated total cost, a portion of which is to be capitalized, of $53 million. An increase of $1 million in the year to date 2002 period was for professional consulting and training fees related to the review of strategic planning processes.

Depreciation, depletion and amortization expense increased $8 million, or 7.1%, to $132 million in the year to date 2002 period compared to $124 million in the year to date 2001 period. The increase was primarily due to the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. In the 2002 period, these entities are reported as fully consolidated. In the 2001 period, these entities were reported on an equity basis. This increase was offset, in part, by lower financial depletion related to the reduced production levels in the year to date 2002 period compared to the year to date 2001 period.

Interest expense decreased $5 million, or 17.9%, to $22 million for the year to date 2002 period compared to $27 million for the year to date 2001 period. Interest expense decreased primarily due to a $139 million reduction in the average levels of commercial paper outstanding during the year to date 2002 period compared to the year to date 2001 period, along with a decrease of 3.3% per annum in average interest rates in the period to period comparison. This resulted in a reduction of $9 million in interest expense related to commercial paper in the year to date 2002 period compared to the year to date 2001 period. Interest expense was also reduced $1 million due to the reduction of long term debt through scheduled payments. These reductions were offset, in part, by the increased interest expense related to the March 7, 2002 issuance of $250 million of 7.875% Notes due in 2012. The interest on notes is payable March 1 and September 1 of each year commencing September 1, 2002. Interest expense related to the issuance of these notes was $7 million in the year to date 2002 period.

Taxes other than income increased $14 million, or 16.6%, to $94 million for the year to date 2002 period compared to $80 million for the year to date 2001 period. The increase was due primarily to increased blacklung excise taxes, real estate and personal property taxes, and state reclamation fee taxes, in the year to date 2002 period. Due to certain blacklung export excise taxes being declared unconstitutional, $11 million of prior year accruals related to these taxes, which were not paid and were no longer owed, were reversed in the year to date 2001 period. Real estate and personal property taxes have increased approximately $4 million in the year to date 2002 period compared to the year to date 2001 period. The increase is primarily due to the additional property taxes related to the properties owned by Windsor Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Pocahontas Gas Partnership, and Cardinal States Gathering Company which were acquired in the prior year. Bailey and Enlow Fork mines also had increased property taxes. State reclamation fee taxes have also increased approximately $1 million due to an increase in the rate per ton owed on tons produced in West Virginia. The rate in the year to date 2002 period is $0.14 per ton compared to $0.03 per ton in the 2001 period.

CONSOL Energy is no longer required to pay certain excise taxes on export coal sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. During the year to date 2001 period, we recognized $93 million of pre-tax earnings net of other charges and $31 million of interest income related to these claims. During the year to date 2002 period, we recognized $1 million of interest income related to these claims.

Income Taxes

Income taxes were a benefit of $9 million in the year to date 2002 period compared to expense of $53 million in the year to date 2001 period. The decrease of $62 million was due mainly to lower pre-tax income without a comparable reduction in percentage depletion tax benefits. CONSOL Energy estimates the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $3 million in the 2002 period and $1 million for the 2001 period. CONSOL Energy received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997 that reduced income taxes in the 2002 period.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. The principal source of borrowing is the issuance of commercial paper. CONSOL Energy commercial paper program allows for the principal issuance of up to $400 million. At June 30, 2002, CONSOL Energy had an aggregate principal amount of $291 million of commercial paper outstanding. Our ability to issue commercial paper may be limited by a covenant contained in our revolving credit facility which supports our commercial paper program. The covenant requires that we maintain a ratio of total indebtedness for borrowed money at the last day of each calendar quarter to total earnings for the last four consecutive quarters (before interest, income taxes, depreciation and amortization and excluding any extraordinary gains or losses) of not more than 3.0 to 1.0. At June 30, 2002, such ratio was
2.7 to 1.0 based on total indebtedness of $745 million, and total earnings (before interest, income taxes, depreciation and amortization and excluding any extraordinary gains or losses) of $273.8 million ($50.3 million, $67.6 million, $81.8 million and $74.1 million, for the quarters ended September 30, 2001, December 31, 2001, March 31, 2002 and June 30, 2002, respectively). CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and financial, business and other factors, some of which are beyond CONSOL Energy's control.

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

CONSOL Energy expects to reduce anticipated capital spending in the year ending December 31, 2002 by more than $110 million from previously budgeted expenditures for the year ending December 31, 2002. Expected capital expenditures will be reduced mainly through project delays and utilization of leasing arrangements. The amount we expend throughout the remainder of the year ending December 31, 2002, depends on a number of factors, principally marketing and operational conditions.

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

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $243 million at June 30, 2002, and $272 million at December 31, 2001. The Board of Directors currently intends to continue paying quarterly dividends on the common stock, although the quarterly amount has been reduced to $0.14 per share. Dividend information for the current fiscal year, to date, is as follows:

   Declaration Date    Amount Per Share     Record Date    Payment Date
   ----------------    ----------------     -----------    ------------
      07/25/02              $0.14            08/09/02        09/03/02
      04/25/02              $0.28            05/10/02        05/30/02
      01/24/02              $0.28            02/11/02        02/28/02

Cash Flows

Net cash provided by operating activities was $76 million for the six months ended June 30, 2002, compared to $254 million for the six months ended June 30, 2001. The change in net cash provided by operating activities is primarily due to the decreases in net income and increases to inventories. These decreases were offset, in part, by a decrease in accounts and notes receivables and increases in other liabilities. The decrease in net income was primarily due to $124 million of income recognized in the six months ended June 30, 2001 related to the export sales excise tax resolution. The decrease was also due to reduced revenues from sales of coal, offset, in part by reduced cost of goods sold and other charges. Sales revenue from coal was lower in the six months ended June 30, 2002 compared to the six months ended June 30, 2001 primarily due to a 12.2% reduction in sales volumes of company produced coal. The reductions in the cost of goods sold and other charges were also due primarily to the reduced volume of coal sold. These decreases in earnings were offset, in part, by income tax benefits recognized in the six months ended June 30, 2002, compared to tax expense recognized in the six months ended June 30, 2001. The decrease in tax expense was due mainly to lower pre-tax income for the year to date 2002 period compared to the year to date 2001 period with little loss of percentage depletion tax benefits. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $3 million in the year to date 2002 period and $1 million for the year to date 2001 period. CONSOL Energy received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997 that also reduced income taxes in the year to date 2002 period.

The increased inventory levels at June 30, 2002, compared to December 31, 2001, is a result of decreased demand. Company produced coal inventories, excluding our portion of equity affiliates, were 5.6 million tons at June 30, 2002, compared to 1.5 million tons at December 31, 2001. Accounts and notes receivables decreased primarily due to refunds on certain excise taxes that were declared unconstitutional. Accounts and notes receivables included amounts attributable to anticipated refunds for excise funds. Approximately $35 million of these receivables have been collected in the 2002 period. Also, other operating liabilities, accounts payable and other liabilities increased in the 2002 period due primarily to increases in the other post employment benefit liabilities. The other post employment benefit liabilities increased over the prior year primarily due to changes in medical trend rates and updated mortality tables used in the actuarial calculation. This increase in liabilities was offset, in part, by reduced accounts payable due primarily to the lower spending due to the existing market conditions.

Net cash used in investing activities was $184 million in the year to date 2002 period compared to net cash used in investing activities of $102 million in the year to date 2001 period. The change in net cash provided by investing activities was primarily due to capital expenditures. Capital expenditures were $150 million in the year to date 2002 period compared with $105 million in the year to date 2001 period. Capital expenditures increased due mainly to the expansion of the McElroy preparation plant and an additional longwall at this mining complex. These additions are being completed in preparation of increased shipments under the sales contract with American Electric Power signed in July 2001. We also acquired Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company from American Electric Power in July 2001. The mines these companies control have been or will be closed and the contract satisfied by coal mined from McElroy and other CONSOL Energy mines. The change was also due to a use of cash for investments in equity affiliates of $35 million in the year to date 2002 period compared to a $9 million source of cash in the year to date 2001 period. This change was due mainly to cash received in the prior period from the 50% interest in Pocahontas Gas Partnership and the 75% interest in Cardinal States Gathering Company, which were accounted for as equity affiliates up until the August 22, 2001, acquisition of the remaining portions. The cash outflow in the 2002 period primarily represents the $20 million payments for capital related to a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. The outflow also represents payments made to our other equity affiliates, including the Australian joint venture in Glennies Creek mine and the Canadian joint venture in Line Creek mine, for capital and other expenditures.

Net cash provided by financing activities was $103 million in the year to date 2002 period compared with net cash used in financing activities of $146 million in the year to date 2001 period. The change in net cash provided by or used in financing activities primarily reflects the cash received of approximately $246 million related to the issuance on March 7, 2002, of 7.875% notes due 2012. Cash was also increased in the period to period comparison due to additional payments made to reduce the outstanding principal balance of commercial paper in the year to date 2001 period compared to the year to date 2002 period. These sources of cash were offset, in part, by scheduled payments of $66 million made on unsecured notes in the year to date 2002 period.

The following is a summary of our significant obligations at June 30, 2002 (in thousands):

                                                 Payments due by Year
                                     -------------------------------------------
                                       Within 1    2-3         4-5      After 5
                                        Year      Years       Years     Years
                                       ----        ----       ----      -----
Long-term Debt                       $  2,795    $ 49,705   $ 48,735  $ 369,929
Capital Lease Obligations               4,159       6,504          -          -
Operating Lease Obligations             6,559      17,701     16,376     11,686
                                     --------    --------   --------  ---------
Total Obligations                    $ 13,513    $ 73,910   $ 65,111  $ 381,615

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate the payments related to these items at June 30, 2002 (in thousands) to be:

                                  Payments due by Year
                ----------------------------------------------------------------
                Within 1 Year            2-3 Years            4-5 Years
                -------------            ---------            ---------
                 $  194,824             $  579,041           $  533,366

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

These assumptions are discussed in the notes to our consolidated financial statements and in our discussion of critical accounting policies included in our Form 10-K for the transition period ended December 31, 2001, as amended, to which we refer you.

Debt

At June 30, 2002, CONSOL Energy had total long-term debt of $480 million, including the current portion of long-term debt of $7 million. Such long-term debt consisted of:

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

     . an aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2002 and 2007,

     . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,

     . $28 million in advance royalty commitments with an average interest rate of 8.2% per annum, and

     . an aggregate principal amount of $11 million of capital leases with an average interest rate of 7.4% per annum.

At June 30, 2002, CONSOL Energy had an aggregate principal amount of $291 million of commercial paper outstanding that had maturities remaining ranging from 1 to 83 days with interest at varying rates ranging from 2.12% per annum to 2.16% per annum.

CONSOL Energy has a $400 million revolving credit facility with several banks. This facility is used to support the commercial paper program and borrowing may not be used for other purposes. The term of this facility is 364-day basis. In the aggregate, the total amount of funds borrowed under this facility and outstanding commercial paper cannot exceed $400 million. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy's option. Funds may be borrowed for periods of 1 to 270 days depending on the interest rate method. There were no borrowings under this facility at June 30, 2002 or December 31, 2001. This facility has one financial debt covenant that requires Consol Energy to maintain a ratio of its total indebtedness for borrowed money at the last day of each calendar quarter to total earnings for the last four consecutive quarters (before interest, income taxes, depreciation and amortization and excluding any extraordinary gains or losses) of not more than 3.0 to 1.0.

Recent Accounting Pronouncements

On August 17, 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" was issued and will be effective for CONSOL Energy in the first quarter of the year ending December 31, 2003. The new rule requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, a cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. To settle the liability, the obligation for the recorded amount is paid, and to the extent of the difference in liability to cash paid, a gain or loss upon settlement is incurred. Management is analyzing this requirement to determine its effect on CONSOL Energy's financial statements.

In July 2001, Statement of Financial Accounting Standards No. 144, "Impairment or Disposal of Long-Lived Assets," was issued and will be effective for CONSOL Energy in the first quarter of the year ending December 31, 2003. The provisions of this statement provide a single accounting model for impairment of long-lived assets. No material effect from this adoption is anticipated.

Forward-Looking Statements

CONSOL Energy is including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of CONSOL Energy. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q and, in CONSOL Energy's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002, and other periodic reports filed, these risks, uncertainties and contingencies include, but are not limited to, the following: the success or failure of CONSOL Energy's efforts to implement its business strategy; reliance on major customers and long-term contracts; the effects of market demand and price on performance; the ability to renew coal sales agreements upon expiration; the price of coal and gas sold under any new sales agreements; fluctuating sales prices; contract penalties; CONSOL Energy's ability to comply with laws or regulations requiring that it obtain surety bonds for workers' compensation, reclamation and certain other liabilities, actions of CONSOL Energy's competitors and, CONSOL Energy's ability to respond to such actions; risks inherent in mining including geological conditions and mine accidents; weather-related factors; results of litigation; the effects of government regulation; the risk of work stoppages; the risk of transportation disruptions that could impair CONSOL Energy's ability to sell coal and gas; management's ability to correctly estimate and accrue for contingent liabilities; and CONSOL Energy's ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of its acquisition strategy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2002, CONSOL Energy had outstanding $480 million aggregate principal amount of debt under fixed-rate instruments and $291 million aggregate principal amount of debt under its variable-rate commercial paper program. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. CONSOL Energy's commercial paper bore interest at an average rate of 2.29% per annum during the six months ended June 30, 2002. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the six months ended June 30, 2002, by approximately $0.9 million.

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

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

ITEM 5.    OTHER INFORMATION

CONSOL Energy announced that Ronald J. FlorJancic, Executive Vice-President - Marketing, retired, effective July 28, 2002, after 28 years of service.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)    (1)      Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                            Page
                                                                                            ----
Consolidated Statements of Income for the three months and six months ended June 30,
2002 and June 30, 2001 ...................................................................     1

Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 .......................     2

Consolidated Statements of Stockholders' Equity for the six months ended June 30, 2002 ...     4

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and
December 31, 2001 ........................................................................     5

Notes to Consolidated Financial Statements ...............................................     6

(a)    (2)      Financial Statement Schedules:

No financial statement schedules are required to be presented by CONSOL Energy.

(a)    (3)      Exhibits:

10.25 Letter Amendment, dated as of June 25, 2002, amending the Senior Revolving Loan Agreement, dated September 21, 2001, among Consol Energy Inc. and Citibank N.A., The Bank of Nova Scotia, Dresdner Bank, AG, New York and Grand Cayman Branches, Mellon Bank N.A., Australia and New Zealand Banking Group Limited, PNC Bank NA and National City Bank.
99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    (1)      Reports on Form 8-K:

The company filed a current report on Form 8-K with the Securities and Exchange Commission on June 10, 2002. The following items were reported on such Form 8-K:

        1. Item 4. Change in the Registrant's Certifying Accountant.

        2. Item 7. Financial Statements, Pro Forma Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CONSOL ENERGY INC.






Date:   August 13, 2002

                                   By: /s/ W. J. Lyons
                                       -----------------------------------------
                                   William J. Lyons,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Financial and Accounting Officer)

                               CONSOL ENERGY INC.
                                    Form 10-Q
                                  Exhibit Index

Exhibit
Number            Description
10.25             Letter Amendment, dated as of June 25, 2002, amending the
                  Senior Revolving Loan Agreement, dated September 21, 2001, among Consol Energy Inc. and Citibank N.A., The Bank of Nova
                  Scotia, Dresdner Bank, AG, New York and Grand Cayman Branches,
                  Mellon Bank N.A., Australia and New Zealand Banking Group
                  Limited, PNC Bank NA and National City Bank.
99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.