Form 10-Q
period 2002-09-30
CONSOL ENERGY INC
filed 2002-11-13
CIK 1070412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ______________________________

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or
                               ------------------

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

              1800 Washington Road, Pittsburgh, Pennsylvania 15241
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)

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

Yes   X    No______
    -----

As of November 4, 2002, there were 78,748,367 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

         Consolidated Statements of Income (Loss) for the three months and nine months ended September 30, 2002 and September 30, 2001 ...........................  1

         Consolidated Balance Sheets at September 30, 2002 and December 31,
         2001 .............................................................................  2

         Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2002 .........................................................  4

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and September 30, 2001 ........................................  5

         Notes to Unaudited Consolidated Financial Statements .............................  6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION .................................... 24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK ................................................................ 42

ITEM 4.  CONTROLS AND PROCEDURES .......................................................... 42

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................................ 43

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ........................................ 43

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................................. 43

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............................. 43

ITEM 5.  OTHER INFORMATION ................................................................ 43

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ................................................. 43

                                     PART I
                              FINANCIAL INFORMATION

     ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                               Three Months Ended              Nine Months Ended
                                                  September 30,                  September 30,
                                         ------------------------------  ------------------------------
                                              2002            2001            2002            2001
                                         --------------  --------------  --------------  --------------
Sales - Outside                           $    506,901    $    485,649    $  1,494,175    $  1,609,419
Sales - Related Parties                                                            819           7,232
Freight - Outside                               31,723          36,210         101,854         121,864
Freight - Related Parties                            1                             550           3,061
Other Income                                     7,748          12,548          31,649          45,851
                                          ------------    ------------    ------------    ------------
     Total Revenue                             546,373         534,407       1,629,047       1,787,427

Cost of Goods Sold and Other
     Operating Charges                         426,915         389,313       1,152,335       1,213,852
Freight Expense                                 31,724          36,210         102,404         124,925
Selling, General and Administrative
     Expense                                    15,728          14,677          49,580          44,339
Depreciation, Depletion and
     Amortization                               65,248          58,622         197,506         182,171
Interest Expense                                11,625           8,147          33,610          34,939
Taxes Other Than Income                         37,780          42,103         131,372         122,398
Export Sales Excise Tax Resolution                (669)         (1,051)         (1,706)       (124,573)
                                          ------------    ------------    ------------    ------------
     Total Costs                               588,351         548,021       1,665,101       1,598,051
                                          ------------    ------------    ------------    ------------
Earnings (Loss) Before Income Taxes            (41,978)        (13,614)        (36,054)        189,376
Income Tax Expense (Benefits)                  (34,992)         (2,105)        (43,596)         50,738
                                          ------------    ------------    ------------    ------------
     Net Income (Loss)                    $     (6,986)   $    (11,509)   $      7,542    $    138,638
                                          ============    ============    ============    ============
     Basic Earnings (Loss) Per Share      $      (0.09)   $      (0.15)   $       0.10    $       1.76
                                          ============    ============    ============    ============
     Dilutive Earnings (Loss) Per Share   $      (0.09)   $      (0.15)   $       0.10    $       1.76
                                          ============    ============    ============    ============
Weighted Average Number of
     Common Shares Outstanding:
     Basic                                  78,735,267      78,696,365      78,721,808      78,661,278
                                          ============    ============    ============    ============
     Dilutive                               78,770,328      78,913,117      78,856,972      78,973,697
                                          ============    ============    ============    ============
Dividends Paid Per Share                  $       0.14    $       0.28    $       0.70    $       0.84
                                          ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                  (Unaudited)
                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2002          2001
                                                 -------------  ------------

ASSETS
------

Current Assets:
  Cash and Cash Equivalents                       $   12,040    $   15,582
  Accounts and Notes Receivable:
    Trade                                            210,481       220,442
    Other Receivables                                127,302       123,347
  Inventories                                        140,956       113,894
  Deferred Income Taxes                               57,876        54,708
  Recoverable Income Taxes                           113,860
  Prepaid Expenses                                    35,538        42,274
                                                  ----------    ----------

      Total Current Assets                           698,053       570,247



Property, Plant and Equipment:
  Property, Plant and Equipment                    5,676,935     5,413,960
    Less - Accumulated Depreciation, Depletion
     and Amortization                              2,749,045     2,498,650
                                                  ----------    ----------

      Total Property, Plant and Equipment - Net    2,927,890     2,915,310

Other Assets:
  Deferred Income Taxes                              472,632       520,906
  Advance Mining Royalties                            88,774        92,644
  Investment in Affiliates                           130,422        77,667
  Other                                              120,045       120,813
                                                  ----------    ----------

     Total Other Assets                              811,873       812,030



                                                  ----------    ----------
      TOTAL ASSETS                                $4,437,816    $4,297,587
                                                  ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                       (Unaudited)
                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                         2002             2001
                                                                      -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts Payable                                                     $   135,287    $   171,923
  Short-Term Notes Payable                                                 296,955         77,869
  Current Portion of Long-Term Debt                                          8,082         72,771
  Accrued Income Tax                                                                        4,799
  Other Accrued Liabilities                                                447,012        313,379
                                                                       -----------    -----------
      Total Current Liabilities                                            887,336        640,741

Long-Term Debt:
  Long-Term Debt                                                           480,245        464,187
  Capital Lease Obligations                                                  4,348          8,482
                                                                       -----------    -----------
      Total Long-Term Debt                                                 484,593        472,669

Deferred Credits and Other Liabilities:
  Postretirement Benefits Other Than Pensions                            1,442,935      1,417,567
  Pneumoconiosis Benefits                                                  457,378        459,776
  Mine Closing                                                             332,572        333,738
  Workers' Compensation                                                    256,156        269,075
  Deferred Revenue                                                         199,722        227,595
  Reclamation                                                                4,908         13,744
  Other                                                                    147,219        191,123
                                                                       -----------    -----------
      Total Deferred Credits and Other Liabilities                       2,840,890      2,912,618

Stockholders' Equity:
  Common Stock, $.01 par value;
    500,000,000 Shares Authorized, 80,267,558 Issued; and
    78,748,367 Outstanding at September 30, 2002, and
    78,705,638 Outstanding at December 31, 2001                                803            803
  Preferred Stock, 15,000,000 Shares Authorized;
    None Issued and Outstanding
  Capital in Excess of Par Value                                           643,785        643,627
  Retained Earnings (Deficit)                                             (365,126)      (317,566)
  Other Comprehensive Loss                                                 (37,302)       (37,659)
  Common Stock in Treasury, at Cost - 1,519,191 Shares
    at September 30, 2002, and 1,561,920 Shares at December 31, 2001       (17,163)       (17,646)
                                                                       -----------    -----------
      Total Stockholders' Equity                                           224,997        271,559
                                                                       -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 4,437,816    $ 4,297,587
                                                                       ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                                             Other                     Total
                                                              Capital in      Retained      Compre-                    Stock-
                                                   Common     Excess of       Earnings      hensive      Treasury     holders'
                                                   Stock      Par Value       (Deficit)       Loss        Stock        Equity
                                                 ----------   -----------   -------------  -----------  ----------   ----------
Balance -
   December 31, 2001                            $        803 $     643,627 $     (317,566) $   (37,659) $  (17,646) $    271,559
                                                ------------ ------------- --------------  -----------  ----------  ------------

(Unaudited)

  Net Income                                                                         7,542                                 7,542

  Treasury Rate Lock (net of $488 tax)                                                             767                       767
  Interest Rate Swap Contract (Net of $261 tax)                                                   (410)                     (410)
                                                ------------ ------------- --------------  -----------  ----------  ------------
  Comprehensive Income (Loss)                                                                      357                       357

  Treasury Stock Issued
     (42,729 shares)                                                   158                                     483           641
  Dividends ($.70 per share)                                                      (55,102)                               (55,102)
                                                ------------ ------------- --------------  -----------  ----------  ------------
Balance -
    September 30, 2002                          $        803 $     643,785 $     (365,126) $   (37,302) $  (17,163) $    224,997
                                                ============ ============= ==============  ===========  ==========  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                     ----------------------------
                                                                        2002               2001
                                                                     ----------        ----------
Operating Activities:
     Net Income                                                      $    7,542        $  138,638
     Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
       Depreciation, Depletion and Amortization                         197,506           182,171
       Gain on the Sale of Assets                                        (5,617)           (5,166)
       Amortization of Advance Mining Royalties                           7,212            14,217
       Deferred Income Taxes                                             44,879            42,945
       Equity in Earnings of Affiliates                                   5,736           (11,235)
       Changes in Operating Assets:
               Accounts and Notes Receivable                              7,406           (84,422)
               Inventories                                              (27,062)            3,816
               Prepaid Expenses                                           6,736           (14,152)
       Changes in Other Assets                                            4,819           (15,121)
       Changes in Operating Liabilities:
               Accounts Payable                                         (36,636)           33,167
               Other Operating Liabilities                               14,974            10,960
       Changes in Other Liabilities                                     (45,247)           30,880
       Other                                                             (3,274)              (44)
                                                                     ----------        ----------
                                                                        171,432           188,016
                                                                     ----------        ----------
       Net Cash Provided by Operating Activities                        178,974           326,654
                                                                     ----------        ----------
Investing Activities:
     Capital Expenditures                                              (238,053)         (163,521)
     Additions to Advance Mining Royalties                               (3,342)           (4,610)
     Acquisition of Line Creek Mine Joint Venture                                          (1,608)
     Cash Received - Net of Acquisition Price - AEP                                       336,000
     Acquisition of PGP and CSGC                                                         (158,157)
     Investment in Equity Affiliates                                    (58,491)           (1,046)
     Proceeds from Sales of Assets                                        7,148              (788)
                                                                     ----------        ----------
       Net Cash (Used in) Provided by Investing Activities             (292,738)            6,270
                                                                     ----------        ----------
Financing Activities:
     Payments on Commercial Paper                                       (26,893)         (261,895)
     Payments on Miscellaneous Borrowings                                (2,976)           (4,066)
     Payments on Long Term Notes                                        (66,000)
     Proceeds from Long Term Notes                                      260,246
     Dividends Paid                                                     (55,070)          (66,049)
     Proceeds from Treasury Rate Lock                                     1,332
     Payments for Bond Issuance Costs                                    (1,026)
     Issuance of Treasury Stock                                             609             1,510
                                                                     ----------        ----------
       Net Cash Provided by (Used in) Financing Activities              110,222          (330,500)
                                                                     ----------        ----------
Net (Decrease)Increase in Cash and Cash Equivalents                      (3,542)            2,424
Cash and Cash Equivalents at Beginning of Period                         15,582            10,570
                                                                     ----------        ----------
Cash and Cash Equivalents at End of Period                           $   12,040        $   12,994
                                                                     ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOL ENERGY INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
                  (Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for future periods.

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

In 2001, CONSOL Energy changed from a fiscal year ending June 30 to a fiscal year ending December 31. CONSOL Energy's first full year ending December 31 started January 1, 2002 and ends December 31, 2002. CONSOL Energy made this change in order to align its fiscal year with that of RWE A.G., which beneficially owns directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy.

Certain reclassifications of the prior year's data have been made to conform to the nine months ended September 30, 2002 classifications.

NOTE 2 - ACQUISITION:

On December 7, 2001, in order to expand its international market share, CONSOL Energy purchased for $17,950 a 50% interest in the Glennies Creek Mine located in New South Wales, Australia. Glennies Creek produces a high fluidity coking coal that will be sold primarily to steel makers in the Asia-Pacific region. The acquisition has been accounted for as a purchase, and accordingly, since the date of acquisition the operating results of Glennies Creek Mine have been included in CONSOL Energy's consolidated financial statements using the equity method of accounting. Net income and earnings per share of CONSOL Energy, on a pro forma basis, after giving effect to certain purchase accounting adjustments, would not materially change from actual net income and earnings per share for the three months or the nine months ended September 30, 2001.

On August 22, 2001, in order to expand existing gas operations, CONSOL Energy purchased the remaining 50% interest in the coalbed methane reserves and the remaining 25% interest in the production and pipeline gathering assets in southwestern Virginia of Pocahontas Gas Partnership and Cardinal States Gathering Company, respectively, for an aggregate of approximately $158,157. Prior to the acquisition, CONSOL Energy owned 50% and 75%, respectively, of these two entities. The acquisition has been accounted for as a purchase and, accordingly, the operating results for the portion of Pocahontas Gas Partnership and Cardinal States Gathering Company previously reported on the equity method and the newly acquired portions have been included in CONSOL Energy's operating results using full consolidation since the date of acquisition. The pro forma results, assuming the acquisition of the interests in these entities had occurred on January 1, 2001, are estimated to be:

                                                     Pro forma
                                     ------------------------------------------
                                     Three Months Ended      Nine Months Ended
                                     September 30, 2001      September 30, 2001
                                     ------------------      ------------------
Revenues                                 $ 542,275               $1,836,607
Net income (loss)                        $ (11,107)              $  145,043
Net income per common share:
         Basic                           $   (0.14)              $     1.84
         Dilutive                        $   (0.14)              $     1.84

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interest in these entities had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

On July 2, 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired power plants. CONSOL Energy purchased, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which owns mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all had limited economically mineable reserves and have all been depleted as of September 30, 2002. The mines ceased production on the following dates:

             Mine                   Company                  Mining Ceased
             ----                   -------                  -------------
           Meigs 31       Southern Ohio Coal Company         October 24, 2001
           Muskingum      Central Ohio Coal Company          December 14, 2001
           Meigs 2        Southern Ohio Coal Company         March 6, 2002
           Windsor        Windsor Coal Company               August 6, 2002

CONSOL Energy is expanding its McElroy and Robinson Run mines to meet the new supply agreement requirements.

As part of this acquisition, CONSOL Energy assumed approximately $239,000 of long-term liabilities related to employee and mine closure liabilities, as well as other current liabilities.

American Electric Power paid CONSOL Energy $336,000 in cash. Subsequent to the acquisition, the cash included as part of the acquisition was used by CONSOL Energy to reduce a portion of its short-term debt. For income tax purposes, an election was made to treat the stock acquisition as a purchase of assets. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company have been included in CONSOL Energy's operating results since the date of acquisition. The pro forma results, assuming the acquisition of the interest in these entities had occurred on January 1, 2001, are estimated to be:

                                               Pro forma
                                           Nine Months Ended
                                           September 30, 2001
                                          --------------------
Revenues                                       $ 1,946,236
Net income                                     $   144,279
Net income per common share:
       Basic                                   $      1.83
       Dilutive                                $      1.83

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interest in these entities had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results.

NOTE 3 - INCOME TAXES:

The following is the reconciliation, stated as a percentage of pretax income of the U.S. statutory federal income tax rate, to CONSOL Energy's effective tax rate:

                                                                      For the Three
                                                                       Months Ended
                                                -----------------------------------------------------------
                                                                      September 30,
                                                -----------------------------------------------------------
                                                          2002                              2001
                                                -------------------------         -------------------------
                                                   Amount      Percent               Amount      Percent
                                                ------------ ------------         ------------- -----------
Statutory U.S. federal income tax rate          $ (14,692)       35.0%            $  (4,765)       35.0%
Excess tax depletion                              (17,920)       42.7                 2,465       (18.1)
Nonconventional fuel tax credit                                                         402        (3.0)
Net effect of state tax                            (4,571)       10.9                  (189)        1.4
Net effect of foreign tax                           2,749        (6.5)                  (53)        0.4
Other                                                (558)        1.3                    35        (0.2)
                                                ---------    --------             ---------     -------
Income Tax (Benefit) Expense
  Effective Rate                                $ (34,992)       83.4%            $  (2,105)       15.5%
                                                =========    ========             =========     =======

                                                                         For the Nine
                                                                         Months Ended
                                                ---------------------------------------------------------------
                                                                        September 30,
                                                ---------------------------------------------------------------
                                                           2002                                2001
                                                ---------------------------         ---------------------------
                                                   Amount        Percent               Amount        Percent
                                                -------------  ------------         -------------   -----------
Statutory U. S. federal income tax rate         $ (12,619)        35.0%             $   66,282          35.0%
Excess tax depletion                              (25,865)        71.7                 (18,512)         (9.8)
Nonconventional fuel tax credit                                                         (4,091)         (2.2)
Net effect of state tax                            (3,344)         9.3                   9,014           4.8
Net effect of foreign tax                           4,039        (11.2)                    332           0.2
Prior year tax settlement                          (1,908)         5.3
Other                                              (3,899)        10.8                  (2,287)         (1.2)
                                                ---------      -------              ----------      --------
Income Tax (Benefit) Expense
  Effective Rate                                $ (43,596)       120.9%             $   50,738          26.8%
                                                =========      =======              ==========      ========

The provision for income taxes is adjusted at the time the returns are filed. These adjustments, of which the federal portion is included in the Other line above, decreased income tax expense by $1,460 for the three months and nine months ended September 30, 2002. These adjustments decreased income tax expense by $699 for the three months and nine months ended September 30, 2001, respectively.

In the nine months ended September 30, 2002, CONSOL Energy received a $1,908 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997.

NOTE 4 - INVENTORIES:

The components of inventories consist of the following:

                                          September 30,          December 31,
                                              2002                    2001
                                        -----------------      ----------------

Coal                                    $        72,735        $      33,897
Merchandise for resale                           19,663               21,816
Supplies                                         48,558               58,181
                                        ---------------        -------------

Total Inventories                       $       140,956        $     113,894
                                        ===============        =============

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

One of CONSOL Energy's subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is defending against approximately 21 thousand asbestos claims in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy has recognized a liability related to a waste disposal site and accrued $3,275 in Other Liabilities. CONSOL Energy cumulatively has paid $2,092 ($183 and $541 were paid in the three months and nine months ended September 30, 2002, respectively) related to the remediation of this waste disposal site and, accordingly, reduced the liability to $1,183.

In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

NOTE 6- SEGMENT INFORMATION:

CONSOL Energy has two reportable business segments: Coal and Gas. In the nine months ended September 30, 2002, CONSOL Energy implemented a new internal segment reporting method in order to align segment results to management's assessment of profitability. As a result, the measure of segment profit or loss has changed from Pre-tax Operating Income (Loss) to Earnings (Loss) Before Income Taxes. Also, some corporate charges that were previously reflected in the All Other segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to total Earnings (Loss) Before Income Tax. CONSOL Energy has also changed its disclosure from reporting additions to property, plant and equipment to reporting capital expenditures for property, plant and equipment as shown on the cash flow statement. Previously, additions to property, plant and equipment included certain non-cash increases.

       Historical segment data has been reclassified to conform with these internal reporting changes.

       Industry segment results for the three months ended September 30, 2002:

                                      Reportable Business Segments
                                ---------------------------------------
                                                                                          Corporate,
                                                                              All        Adjustments
                                    Coal           Gas         Total         Other      & Eliminations    Consolidated
                                ------------   ----------   -----------   -----------   --------------    ------------
Sales - outside                 $    450,185   $   37,842   $   488,027   $    18,874   $                 $    506,901
Freight - outside                     31,723                     31,723                                         31,723
Freight - related parties                  1                          1                                              1
Intersegment transfers                                362           362        18,317          (18,679)
                                ------------   ----------   -----------   -----------   --------------    ------------

     Total Sales and Freight    $    481,909   $   38,204   $   520,113   $    37,191   $      (18,679)   $    538,625
                                ============   ==========   ===========   ===========   ==============    ============

Earnings (Loss) Before
     Income Taxes (A)           $    (32,846)  $    9,956   $   (22,890)  $    (5,927)  $      (13,161)   $    (41,978)
                                ============   ==========   ===========   ===========   ==============    ============

Segment assets (B)              $  2,925,707   $  611,005   $ 3,536,712   $   219,552   $      681,552    $  4,437,816
                                ============   ==========   ===========   ===========   ==============    ============

Depreciation, depletion and
     amortization               $     53,845   $    8,607   $    62,452   $     2,796   $                 $     65,248
                                ============   ==========   ===========   ===========   ==============    ============

Capital expenditures            $     76,373   $   11,198   $    87,571   $       708   $                 $     88,279
                                ============   ==========   ===========   ===========   ==============    ============

         (A) Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,846), ($845) and ($456) for Coal, Gas and All Other, respectively.

         (B) Includes investments in unconsolidated equity affiliates of $88,878, $12,696 and $28,848 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution that was primarily recognized in the twelve months ended June 30, 2001.

    Industry segment results for the three months ended September 30, 2001:

                                       Reportable Business Segments
                                       ----------------------------
                                                                                                  Corporate,
                                                                                    All          Adjustments
                                    Coal              Gas            Total         Other       & Eliminations   Consolidated
                                -----------        ---------     -----------    -----------    --------------   ------------
Sales - outside                 $   444,778        $  22,109     $   466,887    $    18,762    $                $    485,649
Freight - outside                    36,210                           36,210                                          36,210
Intersegment transfers                                   449             449         20,907           (21,356)
                                -----------        ---------     -----------    -----------    ---------------  ------------

   Total Sales and Freight      $   480,988        $  22,558     $   503,546    $    39,669    $      (21,356)  $    521,859
                                ===========        =========     ===========    ===========    ===============  ============

Earnings (Loss) Before
   Income Taxes (C)             $    (6,512)       $   4,133     $    (2,379)   $    (3,746)   $       (7,489)  $    (13,614)
                                ===========        =========     ===========    ===========    ==============   ============

Segment assets (D)              $ 2,939,479        $ 578,090     $ 3,517,569    $   159,882    $      543,767   $  4,221,218
                                ===========        =========     ===========    ===========    ==============   ============

Depreciation, depletion and
   amortization                 $    51,564        $   4,700     $    56,264    $     2,358    $                $     58,622
                                ===========        =========     ===========    ===========    ==============   ============

Capital expenditures(E)         $    50,553        $ 165,522     $   216,075    $       767    $                $    216,842
                                ===========        =========     ===========    ===========    ==============   ============

     (C) Includes equity in earnings (loss) of unconsolidated affiliates of ($402), $1,333 and ($149) for Coal, Gas and Other, respectively.
     (D) Includes investments in unconsolidated equity affiliates of $44,519, $6,900 and $698 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $82,161 of receivables related to the Export Sales Excise Tax Resolution. Also, included in the Gas segment is $391,305 attributable to the purchase from Conoco Inc. of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company. The assets owned by these two entities are fully consolidated at and from the acquisition date, and previously were accounted for on the equity method.
     (E) The Gas segment includes $158,157 of expenditures related to the acquisition of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company.

     Industry segment results for the nine months ended September 30, 2002:

                                       Reportable Business Segments
                                --------------------------------------------
                                                                                                  Corporate,
                                                                                    All          Adjustments
                                    Coal              Gas            Total         Other       & Eliminations   Consolidated
                                -----------        ---------     -----------    -----------    --------------   ------------
Sales - outside                 $ 1,332,717        $ 100,554     $ 1,433,271    $    60,904    $                $  1,494,175
Sales - related parties                 819                              819                                             819
Freight - outside                   101,724                          101,724            130                          101,854
Freight - related parties               550                              550                                             550
Intersegment transfers                                 1,350           1,350         66,458           (67,808)
                                -----------        ---------     -----------    -----------    --------------   ------------

   Total Sales and Freight      $ 1,435,810        $ 101,904     $ 1,537,714    $   127,492    $      (67,808)  $  1,597,398
                                ===========        =========     ===========    ===========    ==============   ============

Earnings (Loss) Before
   Income Taxes (F)             $    (7,081)       $  21,793     $    14,712    $   (14,041)   $      (36,725)  $    (36,054)
                                ===========        =========     ===========    ===========    ==============   ============

Segment assets (G)              $ 2,925,707        $ 611,005     $ 3,536,712    $   219,552    $      681,552   $  4,437,816
                                ===========        =========     ===========    ===========    ==============   ============
Depreciation, depletion and
   amortization                 $   164,554        $  25,366     $   189,920    $     7,586    $                $    197,506
                                ===========        =========     ===========    ===========    ==============   ============

Capital expenditures            $   192,525        $  41,261     $   233,786    $     4,267    $                $    238,053
                                ===========        =========     ===========    ===========    ==============   ============

     (F) Includes equity in earnings (loss) of unconsolidated equity affiliates of ($3,104), ($1,775) and ($857) for Coal, Gas and All Other, respectively.
     (G) Includes investments in unconsolidated equity affiliates of $88,878, $12,696 and $28,848 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the nine months ended September 30, 2001:

                                        Reportable Business Segments
                               ---------------------------------------------
                                                                                                 Corporate,
                                                                                      All       Adjustments
                                     Coal             Gas           Total            Other     & Eliminations     Consolidated
                               --------------   ------------   -------------     ------------  --------------    ---------------
Sales - outside                $    1,434,022   $     96,340   $   1,530,362     $     79,057    $                $  1,609,419
Sales - related parties                 7,232                          7,232                                             7,232
Freight - outside                     121,757                        121,757              107                          121,864
Freight - related parties               3,061                          3,061                                             3,061
Intersegment transfers                                 2,284           2,284           71,576        (73,860)
                               --------------   ------------   -------------     ------------    -----------      ------------

     Total Sales and Freight   $    1,566,072   $     98,624   $   1,664,696     $    150,740    $   (73,860)     $  1,741,576
                               ==============   ============   =============     ============    ===========      ============

Earnings (Loss) Before
     Income Taxes (H)          $      167,958   $     52,014   $     219,972     $    (10,482)   $   (20,114)     $    189,376
                               ==============   ============   =============     ============    ===========      ============

Segment assets (I)             $    2,939,479   $    578,090   $   3,517,569     $    159,882    $   543,767      $  4,221,218
                               ==============   ============   =============     ============    ===========      ============

Depreciation, depletion and
     amortization              $      163,377   $     11,573   $     174,950     $      7,221    $                $    182,171
                               ==============   ============   =============     ============    ===========      ============

Capital expenditures (J)       $      130,561   $    186,270   $     316,831     $      4,847    $                $    321,678
                               ==============   ============   =============     ============    ===========      ============

          (H) Includes equity in earnings (loss) of unconsolidated affiliates of ($658), $13,577 and ($1,684) for Coal, Gas and All Other, respectively.
          (I) Includes investments in unconsolidated equity affiliates of $44,519, $6,900 and $698 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $82,161 of receivables related to the Export Sales Excise Tax resolution. Also, included in the Gas segment is $391,305 attributable to the purchase from Conoco Inc. of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company. The assets owned by these two entities are fully consolidated at and from the acquisition date, and previously were accounted for on the equity method.
          (J) The Gas segment includes $158,157 of expenditures related to the acquisition of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company.

Reconciliation of Segment Information to Consolidated Amounts

Earnings (Loss) Before Income Taxes:

                                                      For the Three Months Ended          For the Nine Months Ended
                                                             September 30,                      September 30,
                                                    -----------------------------        --------------------------
                                                        2002              2001             2002             2001
                                                    -----------       -----------        ---------        ---------
Segment earnings (loss) before income taxes
   for total reportable business segments           $   (22,890)      $    (2,379)       $  14,712        $ 219,972
Segment (loss) before income taxes
   for all other businessses                             (5,927)           (3,746)         (14,041)         (10,482)
Incentive compensation                                      (90)             (690)          (3,468)         (17,596)
Interest income (expense), net
   and other non-operating activity                     (13,071)           (6,799)         (33,257)          (2,518)
                                                    -----------       -----------        ---------        ---------

Earnings (Loss) Before Income Taxes                     (41,978)      $   (13,614)       $ (36,054)       $ 189,376
                                                    ===========       ===========        =========        =========

Total Assets:
                                                            September 30,
                                                    -----------------------------
                                                        2002              2001
                                                    -----------       -----------
Segment assets for total reportable
   business segments                                $ 3,536,712       $ 3,517,569
Segment assets for all other businesses                 219,552           159,882
Items excluded from segment assets:
Cash and other investments                               12,403            13,421
Export sales excise tax resolution
   interest receivable                                   22,345            33,657
Deferred tax assets                                     530,508           496,689
Recoverable income taxes                                113,860
Bond issuance costs                                       2,436
                                                    -----------       -----------
Total Consolidated Assets                           $ 4,437,816       $ 4,221,218
                                                    ===========       ===========


NOTE 7 - GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for Three Months Ended September 30, 2002;

                                                                                   Non-
                                                    Parent        Guarantor      Guarantor      Elimination     Consolidated
                                                 ------------   -------------  -------------   -------------   --------------
Sales - Outside                                  $               $ 435,232       $  71,669       $               $ 506,901
Sales - Related Parties
Freight - Outside                                                   24,844           6,879                          31,723
Freight - Related Parties                                                1                                               1
Other Income (including equity earnings)            (1,931)         24,423         (22,131)          7,387           7,748
                                                 ---------       ---------       ---------       ---------       ---------
      Total Revenue                                 (1,931)        484,500          56,417           7,387         546,373

Cost of Goods Sold and Other
      Operating Charges                              2,530         399,386          64,599         (39,600)        426,915
Intercompany Activity                               (2,695)        (18,906)        (21,817)         43,418
Freight Expense                                                     24,845           6,879                          31,724
Selling, General and Administrative Expense                         13,836           1,892                          15,728
Depreciation, Depletion and Amortization               795          54,815           9,640              (2)         65,248
Interest Expense                                     6,874           3,895             856                          11,625
Taxes Other Than Income                                905          31,931           4,944                          37,780
Export Sales Excise Tax Resolution                                    (669)                                           (669)
                                                 ---------       ---------       ---------       ---------       ---------
      Total Costs                                    8,409         509,133          66,993           3,816         588,351
                                                 ---------       ---------       ---------       ---------       ---------
Earnings (Loss) Before Income Taxes                (10,340)        (24,633)        (10,576)          3,571         (41,978)
Income Taxes (Benefit)                              (3,354)        (25,982)         (5,656)                        (34,992)
                                                 ---------       ---------       ---------       ---------       ---------
Net Income (Loss)                                $  (6,986)      $   1,349       $  (4,920)      $   3,571       $  (6,986)
                                                 =========       =========       =========       =========       =========

Balance Sheet for September 30, 2002;

                                                                          Non-
                                                          Parent        Guarantor      Guarantor      Elimination        Total
                                                        ----------    -------------  -------------   -------------     ---------
Assets:
Current Assets:
Cash and Cash Equivalents                              $     3,286    $        87     $     8,667     $               $    12,040
Accounts and Notes Receivable:
    Trade                                                   65,417        121,458          23,606                         210,481
    Other                                                    1,970        109,164          16,168                         127,302
Inventories                                                    174        131,277           9,505                         140,956
Deferred Income Taxes                                       57,876                                                         57,876
Recoverable Income Taxes                                   113,860                                                        113,860
Prepaid Expenses                                            12,041         21,884           1,613                          35,538
                                                       -----------    -----------     -----------     -----------     -----------
    Total Current Assets                                   254,624        383,870          59,559                         698,053
Property, Plant and Equipment:
     Property, Plant and Equipment                          83,688      4,600,289         992,958                       5,676,935
     Less-Accumulated Depreciation,
             Depletion and Amortization                     40,588      2,644,703          63,754                       2,749,045
                                                       -----------    -----------     -----------     -----------     -----------
Property, Plant and Equipment - Net                         43,100      1,955,586         929,204                       2,927,890
Other Assets:
     Deferred Income Taxes                                 472,632                                                        472,632
     Advanced Mining Royalties                                             49,799          38,975                          88,774
     Investment in Affiliates                            1,347,570      1,204,345          62,184      (2,483,677)        130,422
     Other                                                     489         78,399          41,157                         120,045
                                                       -----------    -----------     -----------     -----------     -----------
     Total Other Assets                                  1,820,691      1,332,543         142,316      (2,483,677)        811,873
                                                       -----------    -----------     -----------     -----------     -----------
Total Assets                                           $ 2,118,415    $ 3,671,999     $ 1,131,079     $(2,483,677)    $ 4,437,816
                                                       ===========    ===========     ===========     ===========     ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
      Accounts Payable                                 $    42,104    $    63,064     $    30,119     $               $   135,287
      Accounts Payable (Recoverable)-
           Related Parties                               1,173,467       (813,493)       (359,974)
      Short-Term Notes Payable                             296,955                                                        296,955
      Current Portion of Long-Term Debt                         99          7,347             636                           8,082
      Other Accrued Liabilities                             35,546        343,953          67,513                         447,012
                                                       -----------    -----------     -----------     -----------     -----------
           Total Current Liabilities                     1,548,171       (399,129)       (261,706)                        887,336
Long-Term Debt:
      Long-Term Debt                                       248,050        211,655          20,540                         480,245
      Capital Lease Obligations                                             4,348                                           4,348
                                                       -----------    -----------     -----------     -----------     -----------
            Total Long-Term Debt                           248,050        216,003          20,540                         484,593
Deferred Credits and Other Liabilities:
      Postretirement Benefits Other
            Than Pensions                                               1,442,935                                       1,442,935
      Pneumoconiosis Benefits                                             457,378                                         457,378
      Mine Closing                                                        200,969         131,603                         332,572
      Workers' Compensation                                  2,844        225,607          27,705                         256,156
      Deferred Revenue                                                    179,272          20,450                         199,722
      Reclamation                                                           2,873           2,035                           4,908
      Other                                                 94,353         34,149          18,717                         147,219
                                                       -----------    -----------     -----------     -----------     -----------
            Total Deferred Credits and Other
               Liabilities                                  97,197      2,543,183         200,510                       2,840,890
Stockholders' Equity                                       224,997      1,311,942       1,171,735      (2,483,677)        224,997
                                                       -----------    -----------     -----------     -----------     -----------
Total Liabilities and Stockholders' Equity             $ 2,118,415    $ 3,671,999     $ 1,131,079     $(2,483,677)    $ 4,437,816
                                                       ===========    ===========     ===========     ===========     ===========

Condensed Statement of Cash Flows
For the Three Months Ended September 30, 2002;

                                                                                           Non-
                                                          Parent        Guarantor       Guarantor      Elimination     Consolidated
                                                        ----------    -------------   -------------   -------------   --------------
       Net Cash Provided
          by Operating Activities                        $  18,510      $  66,449       $  18,479       $                $ 103,438
                                                         ---------      ---------       ---------       ----------       ---------

       Cash Flows from Investing Activities:
       Capital Expenditures                              $  (4,298)     $ (69,221)      $ (14,760)      $                $ (88,279)
       Investment in Equity Affiliates                      (8,811)                       (14,953)                         (23,764)
       Other Investing Activities                                           3,745            (572)                           3,173
                                                         ---------      ---------       ---------       ----------       ---------
         Net Cash Used in Investing Activities           $ (13,109)     $ (65,476)      $ (30,285)      $                $(108,870)
                                                         ---------      ---------       ---------       ----------       ---------

       Cash Flows from Financing Activities:
       Proceeds from Short-Term Borrowings               $   5,185      $               $               $                $   5,185
       Proceeds from Long-Term Notes                                                       13,936                           13,936
       Dividends Paid                                      (11,016)                                                        (11,016)
       Other Financing Activities                              156         (1,001)             (2)                            (847)
                                                         ---------      ---------       ---------       ----------       ---------
         Net Cash (Used in) Provided by
          Financing Activities                           $  (5,675)     $  (1,001)      $  13,934       $                $   7,258
                                                         ---------      ---------       ---------       ----------       ---------

Income Statement for Three Months Ended September 30, 2001;

                                                                                           Non-
                                                          Parent        Guarantor       Guarantor      Elimination     Consolidated
                                                        ----------    -------------   -------------   -------------   -------------
   Sales - Outside                                       $              $ 309,617       $ 176,032       $               $ 485,649
   Sales - Related Parties                                                      1              (1)
   Freight - Outside                                                       20,449          15,761                          36,210
   Freight - Related Parties                                                                  379           (379)
   Other Income (including equity earnings)                  3,792         50,954         (18,964)       (23,234)          12,548
                                                         ---------      ---------       ---------       --------        ---------
         Total Revenue                                       3,792        381,021         173,207        (23,613)         534,407

   Cost of Goods Sold and Other
         Operating Charges                                   3,165        321,021          93,676        (28,549)         389,313
   Intercompany Activity                                    12,227        (42,072)          1,736         28,109
   Freight Expense                                                         20,449          16,140           (379)          36,210
   Selling, General and
         Administrative Expense                                            10,378           4,299                          14,677
   Depreciation, Depletion and
         Amortization                                          554         45,371          12,698             (1)          58,622
   Interest Expense                                          1,105          6,194             848                           8,147
   Taxes Other Than Income                                   1,065         30,156          10,882                          42,103
   Export Sales Excise Tax Resolution                                        (971)            (80)                         (1,051)
                                                         ---------      ---------       ---------       --------        ---------
         Total Costs                                        18,116        390,526         140,199           (820)         548,021
                                                         ---------      ---------       ---------       --------        ---------
   Earnings (Loss) Before Income Taxes                     (14,324)        (9,505)         33,008        (22,793)         (13,614)
   Income Taxes (Benefit)                                   (2,815)        (7,440)          8,150                          (2,105)
                                                         ---------      ---------       ---------       --------        ---------
   Net Income (Loss)                                     $ (11,509)     $  (2,065)      $  24,858       $(22,793)       $ (11,509)
                                                         =========      =========       =========       ========        =========

Balance Sheet for December 31, 2001;

                                                                                 Non-
                                                Parent        Guarantor        Guarantor      Elimination        Total
                                             -------------   -------------   -------------   -------------   -------------
Assets:
Current Assets:
Cash and Cash Equivalents                     $      3,723   $         158   $      11,701   $               $      15,582
Accounts and Notes Receivable:
  Trade                                                            204,520          59,331         (43,409)        220,442
  Other                                              1,577         108,784          12,986                         123,347
Inventories                                            240          83,668          29,986                         113,894
Deferred Income Taxes                               54,708                                                          54,708
Prepaid Expenses                                     3,142          30,667           8,465                          42,274
                                             -------------   -------------   -------------   -------------   -------------
  Total Current Assets                              63,390         427,797         122,469         (43,409)        570,247
Property, Plant and Equipment:
  Property, Plant and Equipment                     51,581       4,055,229       1,307,150                       5,413,960
  Less-Accumulated Depreciation,
       Depletion and Amortization                   20,737       2,074,162         403,751                       2,498,650
                                             -------------   -------------   -------------   -------------   -------------
Property, Plant and Equipment - Net                 30,844       1,981,067         903,399                       2,915,310
Other Assets:
  Deferred Income Taxes                            520,906                                                         520,906
  Advanced Mining Royalties                              9          52,966          39,669                          92,644
  Investment in Affiliates                       1,113,721         951,651          51,236      (2,038,941)         77,667
  Other                                                754          74,451          45,608                         120,813
                                             -------------   -------------   -------------   -------------   -------------
  Total Other Assets                             1,635,390       1,079,068         136,513      (2,038,941)        812,030
                                             -------------   -------------   -------------   -------------   -------------
Total Assets                                 $   1,729,624   $   3,487,932   $   1,162,381   $  (2,082,350)  $   4,297,587
                                             =============   =============   =============   =============   =============

Liabilities and Stockholders' Equity:
Current Liabilities:
    Accounts Payable                         $     117,281   $       6,139   $      91,912   $     (43,409)  $     171,923
    Accounts Payable (Recoverable)-
       Related Parties                             811,479        (374,435)       (517,919)         80,875
    Short-Term Notes Payable                        77,869                                                          77,869
    Current Portion of Long-Term Debt                  100          72,036             635                          72,771
    Accrued Income Taxes                             4,799                                                           4,799
    Other Accrued Liabilities                       31,753         208,637          72,989                         313,379
                                             -------------   -------------   -------------   -------------   -------------
       Total Current Liabilities                 1,043,281         (87,623)       (352,383)         37,466         640,741
Long-Term Debt:
    Long-Term Debt                                 245,892         211,688           6,607                         464,187
    Capital Lease Obligations                                        8,482                                           8,482
                                             -------------   -------------   -------------   -------------   -------------
       Total Long-Term Debt                        245,892         220,170           6,607                         472,669
Deferred Credits and Other Liabilities:
    Postretirement Benefits Other
       Than Pensions                                             1,417,567                                       1,417,567
    Pneumoconiosis Benefits                                        459,776                                         459,776
    Mine Closing                                                   198,700         135,038                         333,738
    Workers' Compensation                            1,738         234,814          32,523                         269,075
    Deferred Revenue                                               195,370          32,225                         227,595
    Reclamation                                                      7,715           6,029                          13,744
    Other                                          167,154          21,649           2,320                         191,123
                                             -------------   -------------   -------------   -------------   -------------
       Total Deferred Credits and Other
          Liabilities                              168,892       2,535,591         208,135                       2,912,618
Stockholders' Equity                               271,559         819,794       1,300,022      (2,119,816)        271,559
                                             -------------   -------------   -------------   -------------   -------------
Total Liabilities and Stockholders' Equity   $   1,729,624   $   3,487,932   $   1,162,381   $  (2,082,350)  $   4,297,587
                                             =============   =============   =============   =============   =============

Condensed Statement of Cash Flows
For the Three Months Ended September 30, 2001;

                                                                                    Non-
                                                   Parent        Guarantor        Guarantor     Elimination     Consolidated
                                                -------------  -------------    -------------  --------------   -------------
      Net Cash Provided by (Used in)
         Operating Activities                    $   189,206     $    41,916    $   (158,584)   $               $     72,538
                                                 ------------   -------------   -------------   -------------   ------------

      Cash Flows from Investing Activities:
      Capital Expenditures                       $    (6,012)    $   (41,222)   $    (11,451)   $               $    (58,685)
      Cash Received - Net of
          Acquisition Price - AEP                                                    336,000                         336,000
      Acquisition of PGP and CSGC                                                   (158,157)                       (158,157)
      Investment in Equity Affiliates                 (1,473)           (150)         (8,804)                        (10,427)
      Other Investing Activities                           3             255            (313)                            (55)
                                                 -----------     -----------    -------------   -----------     ------------
        Net Cash (Used in) Provided by
          Investing Activities                   $    (7,482)    $   (41,117)    $   157,275    $               $    108,676
                                                 -----------     -----------    -------------   -----------     ------------

      Cash Flows from Financing Activities:
      Payments on Short-Term Borrowings          $  (162,018)    $              $               $               $   (162,018)
      Dividends Paid                                 (22,025)                                                        (22,025)
      Other Financing Activities                           1            (803)                                           (802)
                                                 -----------     ------------   ------------    -----------     ------------
        Net Cash Used in Financing Activities       (184,042)    $      (803)   $               $               $   (184,845)
                                                 -----------     -----------    ------------    -----------    -------------

Income Statement for the Nine Months Ended September 30, 2002;

                                                                               Non-
                                              Parent        Guarantor       Guarantor       Elimination       Consolidated
                                          -------------   -------------  ---------------  --------------     ---------------
Sales - Outside                            $               $ 1,272,282     $   221,893      $                  $ 1,494,175
Sales - Related Parties                                            819                                                 819
Freight - Outside                                               80,214          21,640                             101,854
Freight - Related Parties                                          550           1,265          (1,265)                550
Other Income (including equity earnings)        24,386          23,619            (484)        (15,872)             31,649
                                           -----------     -----------     -----------      ----------         -----------
      Total Revenue                             24,386       1,377,484         244,314         (17,137)          1,629,047

Cost of Goods Sold and Other
      Operating Charges                         11,063       1,065,000         195,107        (118,835)          1,152,335
Intercompany Activity                           (6,420)        (73,494)        (55,159)        135,073
Freight Expense                                                 80,764          22,905          (1,265)            102,404
Selling, General and
      Administrative Expense                                    39,107          10,473                              49,580
Depreciation, Depletion and
      Amortization                               1,636         169,138          28,589          (1,857)            197,506
Interest Expense                                16,953          14,387           2,270                              33,610
Taxes Other Than Income                          2,928         110,286          18,158                             131,372
Export Sales Excise Tax Resolution                              (1,706)                                             (1,706)
                                           -----------     -----------     -----------      ----------         -----------
      Total Costs                               26,160       1,403,482         222,343          13,116           1,665,101
                                           -----------     -----------     -----------      ----------         -----------
Earnings (Loss) Before Income Taxes             (1,774)        (25,998)         21,971         (30,253)            (36,054)
Income Taxes (Benefit)                          (9,316)        (36,105)          1,825                             (43,596)
                                           -----------     -----------     -----------      ----------         -----------
Net Income (Loss)                          $     7,542     $    10,107     $    20,146      $  (30,253)        $     7,542
                                           ===========     ===========     ===========      ==========         ===========

Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2002;

                                                                                        Non-
                                                      Parent         Guarantor       Guarantor       Elimination    Consolidated
                                                    -----------     -----------     -----------      -----------    ------------
   Net Cash (Used in) Provided
      by Operating Activities                       $  (125,980)    $   240,738     $    64,216      $              $    178,974
                                                    -----------     -----------     -----------      -----------    ------------
   Cash Flows from Investing Activities:
   Capital Expenditures                             $   (10,824)    $  (176,186)    $   (51,043)     $              $   (238,053)
   Investment in Equity Affiliates                      (28,795)            (50)        (29,646)                         (58,491)
   Other Investing Activities                                             4,301            (495)                    $      3,806
                                                    -----------     -----------     -----------      -----------    ------------
     Net Cash Used in Investing Activities          $   (39,619)    $  (171,935)    $   (81,184)     $              $   (292,738)
                                                    -----------     -----------     -----------      -----------    ------------

   Cash Flows from Financing Activities:
   Payments on Short-Term Borrowings                $   (26,893)    $               $                $              $    (26,893)
   Payments on Long-Term Notes                                          (66,000)                                         (66,000)
   Proceeds from Long-Term Notes                        246,310                          13,936                          260,246
   Dividends Paid                                       (55,070)                                                         (55,070)
   Other Financing Activities                               815          (2,874)             (2)                          (2,061)
                                                    -----------     -----------     -----------      -----------    ------------
     Net Cash Provided by (Used in)
      Financing Activities                          $   165,162     $   (68,874)    $    13,934      $              $    110,222
                                                    -----------     -----------     -----------      -----------    ------------

Income Statement for the Nine Months Ended September 30, 2001;

                                                                                       Non-
                                                      Parent         Guarantor       Guarantor       Elimination    Consolidated
                                                    -----------     -----------     -----------      -----------    ------------
Sales - Outside                                     $               $ 1,140,055     $   469,364      $              $  1,609,419
Sales - Related Parties                                                   3,101           4,131                            7,232
Freight - Outside                                                        56,211          65,653                          121,864
Freight - Related Parties                                                   970           3,117           (1,026)          3,061
Other Income (including equity earnings)                168,589         152,254         (75,702)        (199,290)         45,851
                                                    -----------     -----------     -----------      -----------    ------------
    Total Revenue                                       168,589       1,352,591         466,563         (200,316)      1,787,427

Cost of Goods Sold and Other
    Operating Charges                                    30,042       1,051,877         228,682          (96,749)      1,213,852
Intercompany Activity                                   (11,602)       (102,156)         12,913          100,845
Freight Expense                                                          57,181          68,770           (1,026)        124,925
Selling, General and
    Administrative Expense                                               34,346           9,993                           44,339
Depreciation, Depletion and
    Amortization                                          1,505         142,130          40,392           (1,856)        182,171
Interest Expense                                         18,170          13,842           2,927                           34,939
Taxes Other Than Income                                   3,601         116,837           1,960                          122,398
Export Sales Excise Tax Resolution                                     (116,857)         (7,716)                        (124,573)
                                                    -----------     -----------     -----------      -----------    ------------
    Total Costs                                          41,716       1,197,200         357,921            1,214       1,598,051
                                                    -----------     -----------     -----------      -----------    ------------
Earnings (Loss) Before Income Taxes                     126,873         155,391         108,642         (201,530)        189,376
Income Taxes (Benefit)                                  (11,765)         33,023          29,480                           50,738
                                                    -----------     -----------     -----------      -----------    ------------
Net Income (Loss)                                   $   138,638     $   122,368     $    79,162      $  (201,530)   $    138,638
                                                    ===========     ===========     ===========      ===========    ============

Condensed Statement of Cash Flows
For the Nine Months Ended September 30, 2001;

                                                                                 Non-
                                              Parent         Guarantor      Guarantor         Elimination      Consolidated
                                           -------------   -------------  ---------------    -------------   ----------------
   Net Cash (Used in) Provided
       by Operating Activities             $   (126,538)   $     567,745  $     (114,553)    $               $       326,654
                                           -------------   -------------  ---------------    -------------   ---------------

   Cash Flows from Investing Activities:
   Capital Expenditures                    $     (9,175)   $    (115,513) $      (38,833)    $               $      (163,521)
   Acquisition of Line Creek Mine
       Joint Venture                                                              (1,608)                             (1,608)
   Cash Received - Net of
       Acquisition Price - AEP                                                   336,000                             336,000
   Acquisition of PGP and CSGC                                                  (158,157)                           (158,157)
   Investment in Equity Affiliates               (1,473)          11,036         (10,609)                             (1,046)
   Other Investing Activities                     1,428            3,131          (9,957)                             (5,398)
                                           -------------   -------------  ---------------    -------------   ---------------
     Net Cash (Used in) Provided
      by Investing Activities              $     (9,220)   $    (101,346) $      116,836     $               $         6,270
                                           -------------   -------------  ---------------    -------------   ---------------

   Cash Flows from Financing Activities:
   Proceeds from (Payments on)
      Short-Term Borrownings               $    200,794    $    (462,689) $                  $               $      (261,895)
   Dividends Paid                               (66,049)                                                             (66,049)
   Other Financing Activities                     1,410           (3,966)                                             (2,556)
                                           -------------   -------------  ---------------    -------------   ---------------
     Net Cash Provided by (Used in)
       Financing Activities                $    136,155    $    (466,655) $                  $               $      (330,500)
                                           -------------   -------------  ---------------    -------------   ---------------

NOTE 8 RECENT ACCOUNTING PRONOUNCEMENTS:

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

In June, 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) was issued and will be effective for CONSOL Energy for any exit or disposal activities that are initiated after December 31, 2002.

This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases;
(2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-term benefits arrangements that is not an ongoing benefit arrangement or an individual deferred-compensation contract. No material effect from this adoption is anticipated.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales, including our portion of sales by equity affiliates, for the three months ended September 30, 2002 were 16.9 million tons. These tons include
16.3 million tons that were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory. This compares with total coal sales, including our portion of sales by equity affiliates, of 18.0 million tons for the three months ended September 30, 2001. These tons include 17.4 million tons that were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory. Demand for coal in the three months ended September 30, 2002, was weak primarily due to the continued sluggish U. S. economy, and the lingering effect of higher than normal customer inventory levels as a result of the very mild winter. The decrease in tons sold was also due to the deferral of shipments by some of our customers from the third quarter of 2002 and reduced volumes from requirement contracts. Our inventory of company produced coal, including our portion of inventory at equity affiliates, was 3.2 million tons at September 30, 2002 compared with 1.6 million tons at December 31, 2001. Average sales prices for company produced coal have increased 9.0% to $27.23 per ton in the 2002 period from $24.99 per ton in the 2001 period reflecting the higher prices negotiated in a more favorable coal market in the last quarter of 2001.

Production from CONSOL Energy operations, including a percentage of the production of equity affiliates equal to our interest in these affiliates, was
13.7 million tons during the three months ended September 30, 2002 and 17.1 million tons for the three months ended September 30, 2001. Lower production levels during the quarter were the result of the previously announced plan to reduce production by seven to eight million tons from planned output during 2002 in order to match anticipated demand. The following mines have been idled to implement reductions to production from planned output:

     Mine                   Date Idled               Date Production Resumed
     ----                  ------------              -----------------------
McElroy                    May 1, 2002               August 5, 2002
Blacksville #2             June 17, 2002             July 17, 2002
Robinson Run               June 17, 2002             July 18, 2002
Mine 84                    June 17, 2002             July 22, 2002
Mahoning Valley            June 17, 2002             Anticipated to remain idle
                                                     until market conditions
                                                     support reopening.
Humphrey                   June 17, 2002             August 13, 2002
VP#8                       June 17, 2002             July 15, 2002
Shoemaker                  June 24, 2002             August 26, 2002
Rend Lake                  July 8, 2002              Anticipated to remain idle
                                                     until market conditions
                                                     support reopening
Loveridge                  May 28, 2001              Anticipated to remain idle
                                                     until market conditions
                                                     support reopening.

The Humphrey and Dilworth mines will close permanently later this year.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 25.7% to
11.8 billion cubic feet in the three months ended September 30, 2002 compared with 9.4 billion cubic feet in the three months ended September 30, 2001. The increased sales volumes are primarily due to the acquisition of the remaining 50% interest in Pocahontas Gas Partnership on August 22, 2001. Our average sales price for coalbed methane gas, including sales of equity affiliates, increased 11.8% to $3.32 per million British thermal units in the 2002 period compared with $2.97 per million British thermal units in the 2001 period. The increase in gas price in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was due primarily to warmer summer temperatures and concerns about longer term shortfalls in North American gas production.

CONSOL Energy Board of Directors appointed PricewaterhouseCoopers LLP to serve as the company's independent accountant, effective June 5, 2002.
PricewaterhouseCoopers LLP serves as the independent accountant for RWE A.G., a multi-utility holding group headquartered in Essen, Germany, which owns approximately 74 percent of CONSOL Energy's common stock. PricewaterhouseCoopers LLP replaced Ernst & Young LLP as the company's independent accountant.

In March 2002, our 50% joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, completed an 88-megawatt, gas-fired electric generating facility and the facility was placed into commercial service on June 25, 2002. The facility has operated for 31,186 megawatt hours and was neutral to earnings in the three months ended September 30, 2002.

On July 15, 2002, Standard & Poor's revised its outlook on CONSOL Energy to negative from stable based on poor coal industry conditions. Standard & Poor's said that it has affirmed its triple-B plus and A-2 corporate credit ratings.

On August 2, 2002, Moody's Investor Service downgraded the senior unsecured debt ratings of CONSOL Energy from Baa1 to Baa2. The rating outlook was changed from stable to negative.

Results of Operations

Three Months Ended September 30, 2002 Compared with Three Months
Ended September 30, 2001

Net Income

CONSOL Energy reported a net loss of $7 million for the three months ended September 30, 2002 compared to a net loss of $12 million for the three months ended September 30, 2001. The change of $5 million primarily was due to increased income tax benefits, gas sales revenues and coal sales revenues. These increases were offset, in part, by increased cost of goods sold and other charges and increased depreciation, depletion and amortization. Income tax benefits increased in the 2002 period due mainly to the reduction in pre-tax income without a comparable reduction in percentage depletion tax benefits. Gas revenues increased in the 2002 period compared to the 2001 period due mainly to a 47.9% increase in sales volumes and a

14.5% increase in average sales price per million British thermal units sold. Company produced coal sales revenue increased in this period due mainly to an 8.9% increase in the price per ton of coal sold, offset, in part, by a 6.5% decrease in volume sold. These increases were offset, in part, by increased cost of goods sold and other charges due primarily to the increased cost per ton of company produced coal and additional closed and idle mine costs in the 2002 period. Depreciation, depletion and amortization also increased due mainly to the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company and additional assets being placed in service in the 2002 period.

Revenue

Sales increased $21 million, or 4.4%, to $507 million for the 2002 period from $486 million for the 2001 period.

Revenues from the sales of gas increased 57.5%, or $14 million, to $38 million in the 2002 period compared to $24 million in the 2001 period. Sales volumes were 11.7 billion cubic feet in the 2002 period, an increase of 3.8 billion cubic feet, or 47.9%, from the 2001 period. The increase was due primarily to the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Average sales price per million British thermal units sold was $3.32 in the 2002 period compared to $2.90 in the 2001 period. The increase in gas price in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was due primarily to warmer summer temperatures and customer concerns about longer term shortfalls in North American gas production.

Revenues from the sale of company produced coal increased $8 million, or 1.8%, to $431 million in the 2002 period from $423 million in the 2001 period. The increase in company produced coal revenue was due mainly to an increase in the average sales price per ton of company produced coal, offset, in part, by a decrease in the tons sold. The average sales price per ton of company produced coal increased 8.9% to $27.23 per ton for the 2002 period from $24.99 per ton for the 2001 period. The increase in average sales price was due primarily to the higher prices negotiated in a more favorable coal market in the last quarter of 2001. Sales volumes of company produced coal were 15.8 million tons in the 2002 period, compared to 16.9 million tons in the 2001 period. Decreased sales volumes were due primarily to lower demand for coal in the three months ended September 30, 2002. Demand was weak primarily due to the continued sluggish U.
S. economy and the lingering effect of higher than normal customer inventory levels as a result of the very mild 2001 winter. The decrease in tons sold was also due to the deferral of shipments by some of our customers from the third quarter of 2002 and reduced volumes from requirement contracts

Freight revenue, from both outside and related parties, decreased 12.4% to $32 million for the 2002 period from $36 million in the 2001 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, decreased $5 million, or 38.3%, to $8 million in the 2002 period from $13 million in the 2001 period. Equity in earnings of affiliates decreased $4 million in the 2002 period due to the purchase on August 22, 2001 of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company that we did not own. As a result of the acquisition, CONSOL Energy owns 100% of these entities and now accounts for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies on the equity method. The decrease in equity in earnings of affiliates was also due to higher losses at our Line Creek Joint Venture in Canada in the 2002 period compared to the 2001 period. The decrease in other income was offset, in part, by a higher gain on sale of assets in the 2002 period. The gain on sale of assets principally relates to the sale of certain in- place coal reserves. CONSOL Energy continually manages its coal reserves and from time-to-time sells non-strategic reserves.

Costs

Cost of Goods Sold and Other Operating Charges increased $38 million, or 9.7%, to $427 million in the 2002 period compared to $389 million in the 2001 period.

Cost of goods sold for company produced coal was $329 million in the 2002 period, an increase of $7 million, or 2.4%, from $322 million in the 2001 period. This is due primarily to a 9.6% increase in the cost per ton sold of company produced coal, offset, in part, by a 6.5% decrease in the volume of company produced coal sold. Increased costs are due mainly to increased labor and related benefit per ton costs and increased costs related to other post employment benefits.

Charges for closed and idle mine costs have increased $19 million, or 207.1%, to $28 million in the 2002 period from $9 million in the 2001 period. The increase is primarily due to $16 million related to locations that were closed or idled during all or a portion of the 2002 period that were operated during the 2001 period. These locations include Shoemaker, Dilworth, Rend Lake, Humphrey, Mahoning Valley, McElroy, Meigs #2, Meigs #31 and Muskingum. Many of these locations were idled during the 2002 period in order to reduce planned production to match anticipated demand for coal. Cost of goods sold and other charges also increased $1 million primarily due to additional workers compensation costs in the state of West Virginia.

Gas operations cost of goods sold increased 8.9% to $17 million in the 2002 period from $15 million in the 2001 period. The increase of $2 million was due mainly to a 47.9% increase in volume sold offset, in part, by a 26.3% decrease in the average cost per million British thermal units sold. This increase in volume is related to the acquisition of the remaining 50% interest in Pocahontas Gas Partnership on August 22, 2001. The average cost per million British thermal units sold was $1.45 in the 2002 period compared to $1.97 in the 2001 period. The decrease in cost was due mainly to a decrease in the cost of gob well drilling. Gob wells are drilled in previously mined areas of underground coal mines.

Miscellaneous cost of goods sold and other operating charges also increased $9 million, or 111.8%, to $18 million in the 2002 period compared to $9 million in the 2001 period. The increase is primarily due to a $4 million increase in litigation accruals in the 2002 period compared to the 2001 period. The increase is also due to increased bank fees of $2 million related to the renegotiation of our revolving credit facility. The new facility replaces the previous agreement, which expired on September 20, 2002 and allows for an aggregate of $485 million of commercial paper and letters of credit to be issued. The increase was also due to $1 million of salary severance costs related to operations personnel reduction in work force program that was implemented in the three months ended September 30, 2002.

Freight expense decreased 12.4% to $32 million in the 2002 period from $36 million in the 2001 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers that CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased 7.2% to $16 million in the 2002 period compared to $15 million in the 2001 period. The increase of $1 million was primarily due to increased wages, salaries and other costs related to executive severance and increased medical costs. The increase is also due to an increase in software licensing and other fees related to the conversion to a new integrated information technology system provided by SAP AG to support business processes. The system will be implemented in stages over three years at a total estimated cost, a portion of which is to be capitalized, of $53 million. These increases were offset, in part, by a reduction in commissions paid on coal sales. The reduction was primarily due to the reduced sales volumes.

Depreciation, depletion and amortization expense increased $6 million, or 11.3%, to $65 million in the 2002 period compared to $59 million in the 2001 period. The increase was primarily due to the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. In the 2002 period, these entities are reported as fully consolidated. In the 2001 period, these entities were reported on an equity basis. Depreciation also increased in the 2002 period due to more assets being placed in service compared to the 2001 period. These increases were offset, in part, by lower financial depletion related to the reduced production levels in the 2002 period compared to the 2001 period.

Interest expense increased by $4 million, or 42.7%, to $12 million for the 2002 period compared to $8 million for the 2001 period. The increase was due primarily to a $5 million increase in interest expense related to the March 7, 2002, issuance of $250 million of 7.875% Notes due in 2012. The interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. The increase in interest expense was also due to an increase of $210 million in the average outstanding balance of commercial paper. The average commercial paper balance was $319 million in the quarter ended September 30, 2002 compared to the average outstanding balance of $108 million in the quarter ended September 30, 2001. The increase in the average commercial paper balance was partially offset by a decrease of 1.8% per annum in the average interest rate on commercial paper in the 2002 period compared to the 2001 period. The increase in interest expense was also offset, in part, by scheduled payments of long-term debt, resulting in a savings of $1 million in interest expense attributable to that debt.

Taxes other than income decreased 10.3% to $38 million for the 2002 period compared to $42 million for the 2001 period. The decrease of $4 million was due primarily to decreased excise taxes, severance taxes and reclamation taxes. These taxes are related to production and therefore have decreased in the 2002 period compared to the 2001 period due to lower production. Payroll taxes also decreased primarily due to lower employee counts as a result of several mines being idled during the 2002 period.

CONSOL Energy is no longer required to pay certain excise taxes on export coal sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. In each of the 2002 and 2001 periods, we recognized $1 million of interest income related to these claims.

Income Taxes

Income taxes were a $35 million benefit in the 2002 period compared to a $2 million benefit in the 2001 period. The increased benefit of $33 million was due mainly to the $28 million reduction in pre-tax income without a comparable reduction in percentage depletion tax benefits. CONSOL Energy estimates the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion.

Nine Months Ended September 30, 2002 Compared with Nine Months
Ended September 30, 2001

Net Income

CONSOL Energy's net income was $8 million for the nine months ended September 30, 2002, compared to $139 million for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2001 includes $125 million of pre-tax income recognized related to the export sales excise tax resolution. The decrease in net income from the nine months ended September 30, 2001 was also due to reduced revenues from sales of coal, offset, in part, by reduced cost of goods sold and other charges. Sales revenue from coal was lower in the year to date 2002 period compared to the year to date 2001 period primarily due to a 14.7% reduction in sales volumes of company produced coal. The reductions in the cost of goods sold and other charges were also due primarily to the reduced volume of coal sold. These decreases in earnings were offset, in part, by income tax benefits recognized in the nine months ended September 30, 2002, compared to tax expense recognized in the nine months ended September 30, 2001. The income tax benefit was due mainly to a pre-tax loss for the year to date 2002 period compared to pre-tax income in the year to date 2001 period without a comparable reduction in percentage depletion tax benefits. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $1 million in the year to date 2002 period and $1 million for the year to date 2001 period. CONSOL Energy received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997 that also reduced income taxes in the year to date 2002 period.

Revenue

Sales decreased $122 million, or 7.5%, to $1,495 million for the year to date 2002 period from $1,617 million for the year to date 2001 period.

Revenues from the sale of company produced coal decreased $110 million, or 8.0%, to $1,272 million in the year to date 2002 period from $1,382 million in the year to date 2001 period. The decrease in company produced coal revenue was due mainly to a decrease in the tons sold. Company produced tons sold were 47.6 million tons in the year to date 2002 period, an 8.2 million ton, or 14.7%, decrease from the year to date 2001 period. The decrease in tons sold was due primarily to lower demand for coal in the nine months ended September 30, 2002. Demand was weak primarily due to the continued sluggish U. S. economy, and the lingering effect of higher than normal customer inventory levels as a result of the very mild 2001 winter. The decrease in tons sold was also due to the deferral of shipments by our customers during the nine month period to later periods and reduced volumes from requirement contracts. Although sales volumes have declined from the year to date 2001 period, the average sales price per ton of company produced coal sold increased 7.8% to $26.75 per ton for the year to date 2002 period from $24.81 per ton for the year to date 2001 period. The increase in average sales price reflects the higher prices negotiated in a more favorable coal market during the last three months of 2001.

Revenues from the sale of industrial supplies decreased $18 million, or 26.8%, to $49 million in the year to date 2002 period from $67 million in the year to date 2001 period primarily due to reduced sales volumes. During the fiscal year ended June 30, 2001, the physical assets, inventory and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold. Fairmont Supply continues to operate 14 service centers.

These decreases in revenues were partially offset by increased revenues from the sale of coalbed methane gas. Revenues from the sale of gas increased 2.3%, or $3 million, to $101 million in the year to date 2002 period compared to $98 million in the year to date 2001 period. The increase was primarily due to higher volumes of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Sales volumes were 34.5 billion cubic feet in the year to date 2002 period, a 60.1%, or 12.9 billion cubic feet increase from the year to date 2001 period. The increase in sales volumes was offset, in part, by lower average sales prices in the year to date 2002 period. The average sales price was $3.00 per million British thermal units for the year to date 2002 period, a $1.64, or 35.3%, decrease compared to $4.64 per million British thermal units for the year to date 2001 period. The decrease in average sales price was primarily due to reduced demand for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in high levels of gas in storage.

Revenues from the sale of purchased coal increased by $4 million, or 7.3%, to $61 million in the year to date 2002 period from $57 million in the year to date 2001 period. The average sales price per ton of purchased coal increased 21.7% to $33.56 per ton for the year to date 2002 period from $27.58 per ton for the year to date 2001 period. The increase in sales price per ton of purchased coal in the 2002 period reflects higher prices negotiated in a more favorable coal market during the last three months of 2001. Sales volumes decreased 0.3 million tons, or 11.8%, to 1.8 million tons in the year to date 2002 period compared to
2.1 million tons in the year to date 2001 period.

Freight revenue, outside and related party, decreased $23 million, or 18.0%, to $102 million for the year to date 2002 period from $125 million in the year to date 2001 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $32 million in the year to date 2002 period compared to $46 million in the year to date 2001 period. The decrease of $14 million, or 31.0%, was primarily due to the reduction in equity in earnings of affiliates. A reduction of $17 million in equity in earnings of affiliates was primarily due to the August 22, 2001 purchase by CONSOL Energy of the 50% interest in Pocahontas Gas Partnership and the 25% interest in Cardinal States Gathering Company that CONSOL Energy did not own. As a result of the acquisition, CONSOL Energy owns 100% of these entities and now accounts for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies using the equity method. These decreases in other income were offset, in part, by a $7 million income adjustment related to a settlement CONSOL Energy received, which occurred in the year to date 2002 period. The decrease in other income was also offset, in part, due to additional gain on sale of assets in the year to date 2002 period. The gain on sale of assets principally relates to the sale of certain in place coal reserves. CONSOL Energy continually manages its coal reserves and from time-to-time sells non-strategic reserves.

Costs

Cost of Goods Sold and Other Operating Charges decreased $62 million, or 5.1%, to $1,152 million in the year to date 2002 period compared to $1,214 million in the year to date 2001 period.

Cost of goods sold and other charges for company produced coal decreased $38 million, or 4.1%, to $900 million in the year to date 2002 period from $938 million in the year to date 2001 period. This was due primarily to a 14.7% decrease in the volume of company produced coal sold. The decrease in tons sold was due primarily to lower demand for coal in the nine months ended September 30, 2002. Demand was weak primarily due to the continued sluggish U. S. economy, and the lingering effect of higher than normal customer inventory levels as a result of the very mild 2001 winter. The decrease in tons sold was also due to the deferral of shipments by our customers during the nine month period to later periods and reduced volumes from requirement contracts. The reduced cost of goods sold and other charges related to volumes sold was offset, in part, by a 12.4% increase in the cost per ton produced. The increase in cost per ton produced is primarily due to increased labor and benefit costs. Increased labor costs are primarily related to the decline in productivity at the mines in the 2002 period compared to the 2001 period as a result of the reduction in planned production to match anticipated demand for coal. Increased benefit costs are primarily due to increased medical costs.

Industrial supply cost of goods sold and other charges decreased $19 million, or 26.3%, to $54 million in the year to date 2002 period compared to $73 million in the year to date 2001 period. The decrease was due to reduced sales. During the fiscal year ended June 30, 2001, the physical assets and operations associated with 18 industrial and store management sites of Fairmont Supply Company were sold. Fairmont Supply continues to operate 14 service centers.

Coal property holding costs decreased $11 million, or 80.4%, to $2 million in the year to date 2002 period compared to $13 million in the year to date 2001 period. The decrease was primarily due to leasehold surrenders that occurred in the 2001 period.

These decreases in cost of goods sold and other charges were offset, in part, by increased miscellaneous cost of goods sold and other operating charges of $1 million, or 2.6%, to $41 million in the year to date 2002 period compared to $40 million in the year to date 2001 period. The increase was due primarily to a $5 million increase in litigation accruals in the year to date 2002 period compared to the 2001 period. Increased miscellaneous cost of goods sold and other charges were also due to a $4 million increase in the year to date 2002 period related to equipment removal costs at closed or idled mines. An additional $4 million of expense in the 2002 period was due to the costs related to the termination of a sales contract in the year to date 2001 period. A $2 million expense adjustment was recognized in the year to date 2002 period to recognize an allowance for doubtful accounts related to trade accounts receivable. Miscellaneous cost of goods sold and other operating charges also increased $2 million due mainly to increased bank fees related to the renegotiation of our revolving credit facility. The new facility replaces the previous agreement, which expired on September 20, 2002 and allows for $485 million of commercial paper principal and letters of credit to be issued. These increases were offset, in part, by a $14 million charge in the year to date 2001 period related to incentive compensation program expense. This plan is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Expense for this plan was reduced in the year to date 2002 period because performance targets for the nine months ended September 30, 2002 were not achieved. Cost of goods sold and other charges also included a $4 million expense adjustment in the year to date 2001 period related to a liability for the salaried investment plan.

Cost of goods sold and other charges for closed and idle mine costs have increased $5 million, or 9.6%, to $59 million in the year to date 2002 period from $54 million in the year to date 2001 period. The increase is primarily due to $24 million related to locations that were closed or idled during a portion of the 2002 period that were in operation during the 2001 period. This increase was offset, in part, by $16 million of adjustments in reclamation liabilities recognized in the year to date 2001 period as a result of updated engineering survey adjustments for closed and idled locations.

Purchased coal cost of goods sold and other charges increased 7.6% to $59 million in the year to date 2002 period from $55 million in the year to date 2001 period. The $4 million increase was due mainly to an increase in the average cost per ton purchased. The cost per ton of purchased coal was $32.49 per ton in the year to date 2002 period compared to $26.58 per ton in the year to date 2001 period. Volumes of purchased coal sold decreased 0.3 million tons, or 11.8%, to 1.8 million tons in the year to date 2002 from 2.1 million tons in the year to date 2001 period.

Gas operations cost of goods sold increased $3 million, or 5.9%, to $47 million in the year to date 2002 period from $44 million in the year to date 2001 period. This increase was due mainly to a 60.1% increase in the volume of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. The increase in volume was offset, in part, by a 33.8% reduction in the average cost per million British thermal units sold. Average cost per million British thermal units was $1.37 in the year to date 2002 period compared to $2.07 per million British thermal units in the year to date 2001 period. Cost per million British thermal units decreased in the year to date 2002 period due mainly to a decrease in the cost of gob well drilling and lower royalty expense. Gob wells are drilled in previously mined areas of underground coal mines. Decreased royalty expense per million British thermal units is related to the 35.3% decrease in average sales price in the year to date 2002 period compared to the 2001 period.

Freight expense decreased $23 million, or 18.0%, to $102 million in the year to date 2002 period from $125 million in the year to date 2001 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers that CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased $6 million, or 11.8%, to $50 million in the year to date 2002 period compared to $44 million in the year to date 2001 period. An increase of $2 million was primarily due to expenses for training, licensing fees and professional consulting related to the conversion to a new integrated information technology system provided by SAP AG to support business processes. The system will be implemented in stages over three years at an estimated total cost, a portion of which is to be capitalized, of $53 million. An increase of $1 million in the year to date 2002 period was for professional consulting and training fees related to the review of strategic planning processes. Costs also increased due to additional wages, salaries and other costs related to executive severance and increased medical costs.

Depreciation, depletion and amortization expense increased $16 million, or 8.4%, to $198 million in the year to date 2002 period compared to $182 million in the year to date 2001 period. The increase was primarily due to the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. In the 2002 period, these entities are reported as fully consolidated. In the 2001 period, these entities were reported on an equity basis. Depreciation also increased in the 2002 period due to more assets being placed in service compared to the 2001 period. These increases were offset, in part, by lower financial depletion related to the reduced production levels in the year to date 2002 period compared to the year to date 2001 period.

Interest expense decreased $1 million, or 3.8%, to $34 million for the year to date 2002 period compared to $35 million for the year to date 2001 period. Interest expense decreased primarily due to a $22 million reduction in the average levels of commercial paper outstanding during the year to date 2002 period compared to the year to date 2001 period, along with a decrease of 2.8% per annum in average interest rates in the period to period comparison. This resulted in a reduction of $8 million in interest expense related to commercial paper in the year to date 2002 period compared to the year to date 2001 period. Interest expense was also reduced $3 million due to the reduction of long term debt through scheduled payments. Miscellaneous interest expense was also reduced $2 million due mainly to an increase in capitalized interest as a result of additional capital projects under construction in the year to date 2002 period compared to the year to date 2001 period. These reductions were offset, in part, by the increased interest expense related to the March 7, the 2002 issuance of $250 million of 7.875% Notes due in 2012.
The interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Interest expense related to the issuance of these notes was $12 million in the year to date 2002 period.

Taxes other than income increased $9 million, or 7.3%, to $131 million for the year to date 2002 period compared to $122 million for the year to date 2001 period. The increase was due primarily to increased black lung excise taxes, real estate and personal property taxes and state reclamation fee taxes in the year to date 2002 period. Due to certain black lung export excise taxes being declared unconstitutional, $11 million of prior year accruals related to these taxes, which were not paid and were no longer owed, were reversed in the year to date 2001 period. Real estate and personal property taxes have increased approximately $5 million in the year to date 2002 period compared to the year to date 2001 period. The increase is primarily due to the additional property taxes related to the properties owned by Windsor Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Pocahontas Gas Partnership, and Cardinal States Gathering Company which were acquired in the prior year. State reclamation fee taxes have also increased approximately $1 million due to an increase in the rate per ton owed on tons produced in West Virginia. The rate in the year to date 2002 period was $0.14 per ton compared to $0.03 per ton in the 2001 period. These increases were offset, in part, by a decrease in production related taxes (blacklung excise taxes, severance taxes, and federal reclamation fee taxes) due to the lower production in the year to date 2002 period compared to the year to date 2001 period. Payroll taxes also decreased primarily due to lower employee counts as a result of several mines being idled during the year to date 2002 period.

CONSOL Energy is no longer required to pay certain excise taxes on export coal sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. During the year to date 2001 period, we recognized $93 million of pre-tax earnings net of other charges and $32 million of interest income related to these claims. During the year to date 2002 period, we recognized $2 million of interest income related to these claims.

Income Taxes

Income taxes were a benefit of $44 million in the year to date 2002 period compared to expense of $51 million in the year to date 2001 period. The decrease in tax expense was due mainly to a pre-tax loss of $36 million in the year to date 2002 period compared to pre-tax income of $189 million in the year to date 2001 period without a comparable reduction in percentage depletion tax benefits. CONSOL Energy estimates the effective tax rate expected to be applicable for the full fiscal year. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns were filed. These adjustments decreased income tax expense by $1 million in the year to date 2002 period and $1 million for the year to date 2001 period. In the year to date 2002 period, CONSOL Energy also received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997 that reduced income taxes.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. A principal source of borrowing is the issuance of commercial paper. At September 30, 2002, CONSOL Energy had an aggregate principal amount of $297 million of commercial paper outstanding. CONSOL Energy's commercial paper program has been backed by a Senior Revolving Credit facility provided by bank syndicates. The most recent facility, established in September 2002, provides for an aggregate of $485 million that may be borrowed to pay commercial paper, letters of credit and other borrowings. This agreement replaces a $400 million credit facility, which was to expire in September 2002. The current agreement consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is payable based, at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.25 to 1.0 measured quarterly. This ratio was 2.98 to 1.0 at September 30, 2002. This covenant changes to 3.0 to 1.0 after December 31, 2002. In addition, we are required to maintain a ratio of twelve month trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to1.0 measured quarterly. This ratio was 6.10 to 1.0 at September 30, 2002. There were no outstanding amounts under this facility at September 30, 2002. At November 5, 2002, this facility had $199 million of additional capacity remaining.

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

On July 17, 2002, one of CONSOL Energy's subsidiaries, CONSOL Energy Australia Pty Limited (CEA), along with Maitland Main Collieries (MMC), entered into a Syndicated Multi-Option Facility Agreement with Australia and New Zealand Banking Group Limited to provide project finance for development of the Glennies Creek Mine located in New South Wales, Australia. CEA and MMC have equal ownership in the Glennies Creek Mine. Under the agreement, three borrowing facilities were created.

The term loan facility allows CEA to borrow up to $16.5 million through March 31, 2004. The borrowed funds must be used for expenditures related to the design, construction, and acquisition of longwall mining equipment and infrastructure upgrades for the longwall mining equipment to enable the extraction of coal using longwall mining methods at Glennies Creek Mine. Interest is paid quarterly at an annual rate of LIBOR plus 1.75%. The principal balance is payable March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009. At September 30, 2002, CEA was responsible for $14 million outstanding under this facility.

The mining unit facility allows CEA to borrow up to $3.2 million and is available from March 31, 2004 through September 30, 2005. The borrowed funds must be used for the design, construction, acquisition, and installation of an extension to the longwall mining unit at Glennies Creek Mine and associated infrastructure upgrades and related expenditures including the extension of infrastructure and services, conveyor system, power and water supply, ventilation and air supply and the development of roadways. Interest is paid quarterly at an annual rate of LIBOR plus 1.75%. The principal balance is payable March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009.

The working capital facility allows CEA to borrow up to $5 million Australian dollars (approximately $2.7 million US) and is available from July 17, 2002 through June 30, 2003. The Agreement provides for an annual extension of this facility. The purpose of this facility is to finance the general working capital requirements of the joint venture. Interest is payable based upon Australian Bank Bill Rate (BBR) plus 1.5%. There were no outstanding amounts under this facility at September 30, 2002.

As required under the agreement, CEA has entered into interest rate hedge contracts and foreign currency swap agreements. The LIBOR and BBR exposure was hedged by entering into interest rate swap contracts to provide the required hedge protection of 95% of the forecasted principal outstanding until March 31, 2004. Thereafter, hedge protection of 75% of the forecasted principal outstanding is required. The market value of these contracts decreased by $0.7 million as of September 30, 2002. These contracts were treated as cash flow hedges and therefore, resulted in other comprehensive loss of $0.4 million (net of $0.3 million deferred tax).

Foreign currency swap contracts were executed on July 10, 2002 to permit CEA to purchase Australian dollars at a fixed exchange rate. CEA entered into these swaps in order to minimize exposure to foreign exchange rate fluctuations. Future swap contracts will be made in order to satisfy the requirement to provide protection of the forecasted currency exposure for a rolling two-year period. For accounting purposes, these contracts are not designated as hedges. As a result, a loss of $0.6 million was recorded in CONSOL Energy's consolidated financial statements in the quarter ended September 30, 2002.

CONSOL Energy expects to reduce anticipated capital spending in the year ending December 31, 2002 by more than $130 million from the $380 million previously planned to be expended for the year ended December 31, 2002. Through September 30, 2002, CONSOL Energy spent $238 million for capital expenditures. Expected capital expenditures will be reduced mainly through project delays and utilization of leasing arrangements. The amount we expend throughout the remainder of the year ending December 31, 2002, depends on a number of factors, principally marketing and operational conditions.

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

Allegheny Energy, Inc., one of our largest customers which accounted for approximately 14% of our total revenues in the six months ended December 31, 2001, announced that it and its subsidiaries, Allegheny Energy LLC and Allegheny Generating Company are in technical default under their principal credit, after Allegheny Energy declined to post additional collateral in favor of several trading counterparties. These counterparties declared Allegheny Energy in default under their respective trading agreements, which triggered cross-default provisions under the credit agreements and other trading agreements. These collateral calls followed the downgrading of Allegheny Energy's credit rating by Moody's Investor Service. Allegheny Energy announced that it is in ongoing discussions with its bank lenders, with a view toward obtaining required waivers and additional funding. Allegheny Energy further announced that it believes that its underlying businesses remain fundamentally sound, and that it will ultimately be able to obtain the necessary liquidity to resolve its current situation. To date, CONSOL Energy has been receiving payments from Allegheny Energy, timely, in accordance with our agreements with Allegheny Energy and our past practices with them.

Stockholders' Equity and Dividends

CONSOL Energy had stockholders' equity of $225 million at September 30, 2002, and $272 million at December 31, 2001. The Board of Directors currently intends to continue paying quarterly dividends on the common stock, although the quarterly amount has been reduced to $0.14 per share. Dividend information for the current fiscal year, to date, is as follows:

        Declaration Date       Amount Per Share    Record Date      Payment Date
        ----------------       ----------------    -----------      ------------
          10/25/02                   $0.14          11/08/02          11/29/02
          07/25/02                   $0.14          08/09/02          09/03/02
          04/25/02                   $0.28          05/10/02          05/30/02
          01/24/02                   $0.28          02/11/02          02/28/02

Under the CONSOL Energy's $485 million Senior Revolving Credit facility, payment of dividends must be suspended in the event of a default under the facility.

Cash Flows

Net cash provided by operating activities was $179 million for the nine months ended September 30, 2002 compared to $327 million for the nine months ended September 30, 2001. The change in net cash provided by operating activities is primarily due to the decreases in net income, inventories and accounts payable, offset, in part by decreases in accounts and notes receivable. Net income for the nine month period ended September 30, 2001 reflected the $125 million of income related to the export sales excise tax resolution recognized in that period. The decrease in net income from the nine months ended September 30, 2001 was also due to reduced revenues from sales of coal, offset, in part, by reduced cost of goods sold and other charges. Sales revenue from coal was lower in the year to date 2002 period compared to the year to date 2001 period primarily due to a 14.7% reduction in sales volumes of company produced coal. The reductions in the cost of goods sold and other charges were also due primarily to the reduced volume of coal sold. These decreases in earnings were offset, in part, by income tax benefits recognized in the nine months ended September 30, 2002, compared to tax expense recognized in the nine months ended September 30, 2001. The income tax benefit was due mainly to a pre-tax loss for the year to date 2002 period compared to pre-tax income in the year to date 2001 period without a comparable reduction in percentage depletion tax benefits. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $1 million in the year to date 2002 period and $1 million for the year to date 2001 period. CONSOL Energy received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997 that also reduced income taxes in the year to date 2002 period. The decrease in inventories reflects larger reductions in coal inventory levels in the 2002 period compared to the 2001 period. Accounts payable decreased due mainly to the lower spending due to the existing market conditions. Accounts and notes receivables included amounts attributable to anticipated refunds for excise funds. Approximately $18 million of these receivables have been collected in the 2002 period and $20 million in the 2001 period.

Net cash used in investing activities was $293 million in the year to date 2002 period compared to net cash provided in investing activities of $6 million in the year to date 2001 period. The change in net cash used in investing activities reflects the $336 million of cash received in the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company from American Electric Power during the 2001 period. This cash inflow was offset in part by the $158 million expenditure for the acquisition of the remaining 50% interest in the Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. Capital expenditures were $238 million in the year to date 2002 period compared with $164 million in the year to date 2001 period. Capital expenditures increased due mainly to the expansion of the McElroy preparation plant and an additional longwall at this mining complex. These additions are being completed in preparation of increased shipments under the sales contract with American Electric Power signed in July 2001. We also acquired Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company from American Electric Power in July 2001. The mines these companies control have been closed and the contract satisfied by coal mined from McElroy and other CONSOL Energy mines. The change in net cash used in investing activities was also due to a use of cash for investments in equity affiliates of $58 million in the year to date 2002 period compared to $1 million in the year to date 2001 period. The investments in the 2002 period primarily represent $29 million in payments made to a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. Investments also include payments made to our other equity affiliates, including the Australian joint venture in Glennies Creek mine and the Canadian joint venture in Line Creek mine, for capital and other expenditures.

Net cash provided by financing activities was $110 million in the year to date 2002 period compared with net cash used in financing activities of $331 million in the year to date 2001 period. The change in net cash provided by or used in financing activities primarily reflects the net proceeds of approximately $246 million from the issuance on March 7, 2002, of 7.875% notes due 2012. Net cash provided also increased in 2002 due to greater payments made to reduce the outstanding principal balance of commercial paper in the 2001 period than in the 2002 period. Cash also increased by $11 million due to the reduction of the quarterly dividend to $0.14 per share beginning with the quarter ended June 30, 2002 from the $0.28 per share dividend paid for each quarter in 2001. These sources of cash were offset, in part, by scheduled payments of $66 million made on unsecured notes that matured in 2002.

The following is a summary of our significant obligations at September 30, 2002 (in thousands):
                                                  Payments due
                                 -----------------------------------------------
                                     Within 1       2-3       4-5      After 5
                                       Year        Years     Years      Years
                                       ----        -----     -----      -----
Short-term Notes Payable           $296,955      $     -     $     -   $       -
Long-term Debt                        2,768       49,730      55,068     377,532
Capital Lease Obligations             5,314        4,348           -           -
Operating Lease Obligations           6,602       11,270       9,653       8,254
                                   --------      -------     -------   ---------
Total Obligations                  $311,639      $65,348     $64,721   $ 385,786

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate the payments, net of any applicable trust reimbursements, related to these items at September 30, 2002 (in thousands) to be:

                                 Payments due
                ---------------------------------------------
                Within 1 Year        2-3 Years     4-5 Years
                -------------        ---------     ---------
                   $235,337           $579,341      $533,366

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

Debt

At September 30, 2002, CONSOL Energy had total long-term debt of $493 million, including the current portion of long-term debt of $8 million. Such long-term debt consisted of:

   . an aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes are guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors,

   . an aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates in 2004 and 2007,

   . an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy's Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011,

   . $28 million in advance royalty commitments with an average interest rate of 8.2% per annum, and

   . $14 million aggregate principal amount of a term loan facility which allows
     CONSOL Energy Australia Pty Limited to borrow up to $16.5 million through March 31, 2004. The borrowed funds must be used for expenditures related to the design, construction, and acquisition of longwall mining equipment and infrastructure upgrades for the longwall mining equipment to enable the extraction of coal using longwall mining methods at Glennies Creek Mine, the joint venture owned 50% by CONSOL Energy Australia Pty Limited. Interest is paid quarterly at a rate of LIBOR plus 1.75%. The principal balance is payable March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009.

   . an aggregate principal amount of $10 million of capital leases with an average interest rate of 7.4% per annum.

At September 30, 2002, CONSOL Energy had an aggregate principal amount of $297 million of commercial paper outstanding that had maturities remaining ranging from 1 to 14 days with interest at varying rates ranging from 2.10% per annum to 2.20% per annum.

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

In June, 2002, Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146) was issued and will be effective for CONSOL Energy for any exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases, (2) costs to consolidate facilities or relocate employees, and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-term benefits arrangements that is not an ongoing benefit arrangement or an individual deferred-compensation contract. No material effect from this adoption is anticipated.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CONSOL Energy's interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2002, CONSOL Energy had outstanding $479 million aggregate principal amount of debt under fixed-rate instruments, $14 million aggregate principal amount of debt under a variable-rate instrument which an interest rate swap exchanged for a fixed-rate instrument and $297 million aggregate principal amount of debt under its variable-rate commercial paper program. CONSOL Energy's primary exposure to market risk for changes in interest rates relates to its commercial paper program. CONSOL Energy's commercial paper bore interest at an average rate of 2.22% per annum during the nine months ended September 30, 2002. A 100 basis-point increase in the average rate for CONSOL Energy's commercial paper would have decreased CONSOL Energy's net income for the nine months ended September 30, 2002, by approximately $1.4 million.

Almost all of CONSOL Energy's transactions are denominated in U.S. dollars and, as a result, CONSOL Energy does not have material exposure to currency exchange-rate risks.

Other than the financial derivative contract related to the issuance of $250 million principal amount of 7.875% notes due in 2012 and the interest rate swap and foreign currency derivative entered in relation to CONSOL Energy Australia Pty Limited's Syndicated Multi-Option Facility Agreement with Australia and New Zealand Banking Group Limited, previously discussed in Item 2 of this 10-Q, CONSOL Energy did not engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions.

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation of the company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

The following condensed consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

                                                                                         Page
                                                                                         ----
Consolidated Statements of Income (Loss) for the three months and nine months ended September 30, 2002 and September 30, 2001 ............................................ 1

Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 .................... 2

Consolidated Statements of Stockholders' Equity for the nine months ended September
30, 2002 ................................................................................... 4

Consolidated Statements of Cash Flows for the nine months ended September 30,
2002 and September 30, 2001 ................................................................ 5

Notes to Unaudited Consolidated Financial Statements ....................................... 6

(a) (2) Financial Statement Schedules:

No financial statement schedules required to be presented by CONSOL Energy.

(a) (3) Exhibits filed as part of this Report:

        10.26 Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A.

        10.27 364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A.

        10.28 Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee, and Glennies Creek Joint Venture Financing.

        99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) (1) Reports on Form 8-K:

        The Company filed a current report on Form 8-k with the Securities and Exchange Commission on July 8, 2002. The following item was reported on such Form 8-k:

        1. Item 4: Change in the Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSOL ENERGY INC.



Date:       November 13, 2002



                                        By: /s/ William J. Lyons
                                            ---------------------------
                                        William J. Lyons,
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

         CERTIFICATIONS

         I, J. Brett Harvey, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of CONSOL Energy Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 11, 2002

         /s/ J. Brett Harvey
         --------------------------------------------
         J. Brett Harvey
         President, Chief Executive Officer and Director

         CERTIFICATIONS

         I, William Lyons, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of CONSOL Energy Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 12, 2002

         /s/ William J. Lyons
         ----------------------------------------------
         William J. Lyons
         Senior Vice President and Chief Financial Officer

CONSOL ENERGY INC.
FORM 10-Q
EXHIBIT INDEX

Exhibit No.        Description

10.26 Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A.

10.27 364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A.

10.28 Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee, and Glennies Creek Joint Venture Financing.

99.1          Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2          Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.