Form 10-K
period 2002-12-31
CONSOL ENERGY INC
filed 2003-03-21
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2002; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number: 333-68987

CONSOL ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Consol Plaza

1800 Washington Road

Pittsburgh, Pennsylvania 15241

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code:  412-831-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange on which registered	Title of each Class
New York Stock Exchange	Common Stock ($.01 par value)

No securities are registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 125-2)    Yes ☒    No ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $440,597,224.

The number of shares outstanding of the registrant’s common stock as of March 12, 2003 is 78,749,504 shares.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003, are incorporated by reference in Part III

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf us. With the exception of historical matters, the matters discussed in this Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-K, these risks, uncertainties and contingencies include, but are not limited to, the following:

•	a loss of our competitive position because of the competitive nature of the coal and gas markets;

•	a decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	overcapacity in the coal or gas industry impairing our profitability;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	the credit worthiness of our customer base declining;

•	our ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of our acquisition strategy;

•	disputes with customers concerning contracts resulting in litigation;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, fires, accidents and weather conditions which could cause our results to deteriorate;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	the disruption of rail, barge and other systems which deliver our coal, or pipeline systems which deliver our gas;

•	the effects of government regulation;

•	obtaining governmental permits and approvals for our operations;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of mine closing, reclamation and certain other liabilities;

•	results of litigation;

•	federal, state and local authorities regulating our gas production activities;

•	deregulation of the electric utility industry having unanticipated effects on our industry;

•	new legislation resulting in restrictions on coal use;

•	federal and state laws imposing treatment, monitoring and reporting obligations on us;

•	management’s ability to correctly estimate and accrue for contingent liabilities;

•	increased exposure to workers’ compensation and black lung benefit liabilities;

•	the outcome of various asbestos litigation cases; and

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements.

PART I

Item 1. Business.

CONSOL ENERGY’S HISTORY

CONSOL Energy Inc. (“CONSOL Energy” or the “Company”) is a multi-fuel energy producer and energy services provider which primarily serves the electric power generation industry in the United States. That industry generates two-thirds of its output by burning coal or gas, the two fuels CONSOL Energy produces. As of December 31, 2002, CONSOL Energy produced high-Btu bituminous coal from 22 mining complexes in the United States, Canada and Australia. Bituminous coal is the most common type of coal and has a moisture content less than 20% by weight and heating value of 10,500 to 14,000 Btu per pound. Btu is a measure of energy required to raise the temperature of one pound of water by one degree Fahrenheit. Our coal generally has a high Btu content which creates more energy per unit when burned than coals with lesser Btu content. As a result, coals with greater Btu content can be more efficient to use. CONSOL Energy also produces pipeline-quality coalbed methane gas primarily from our coal properties in Virginia. CONSOL Energy believes that the use of coal and gas to generate electricity will grow as demand for power increases. For the twelve months ended December 31, 2002, our coal operations accounted for 88% of our revenues, our gas operations accounted for 7% of our revenues and our other operations accounted for 5% of our revenues.

Historically, CONSOL Energy ranks among the largest coal producers in the United States based upon total production, revenue, net income and operating cash flow. Our total production, including our portion of production from equity affiliates for the twelve months ended December 31, 2002, was 66 million tons. Our United States production of 63 million tons of coal in the twelve months ended December 31, 2002, accounted for approximately 6% of the total tons produced in the United States and 13% of the total tons produced east of the Mississippi River during that year. CONSOL Energy is one of the premier coal producers in the United States by several measures:

•	CONSOL Energy mines more high-Btu bituminous coal than any other United States producer;

•	CONSOL Energy is the largest coal producer, in terms of tons produced, east of the Mississippi River;

•	CONSOL Energy exports more coal from the United States than any other coal producer or trading company;

•	CONSOL Energy has the second largest amount of recoverable coal reserves among United States coal producers; and

•	CONSOL Energy is the largest United States producer of coal from underground mines.

CONSOL Energy also ranks as one of the largest coalbed methane gas companies in the United States based on both its proved reserves and its current daily production. Its leading industry position is highlighted by several measures:

•	We possess one of the largest coalbed methane reserve bases among publicly traded oil and gas companies in the United States with 1.1 trillion cubic feet of proved reserves of gas;

•	We currently have 134 million cubic feet of average daily coalbed methane gas production;

•	CONSOL Energy operates more than 1,300 wells connected by approximately 740 miles of gathering lines and associated infrastructure; and

•	CONSOL Energy facilities have the capacity to transport 250 million cubic feet of gas per day.

CONSOL Energy was organized as a Delaware corporation in 1991 and is currently a holding company for 63 direct and indirect wholly owned subsidiaries, principally engaged in the mining and sale of bituminous coal and the production and sale of coalbed methane gas.

RECENT EVENTS

In February 2003, we sold our Canadian coal assets and port facilities to Fording Inc. for a note and cash. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. We subsequently sold the units. CONSOL Energy received total proceeds of $71.7 million.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is estimated to be approximately $5 million, net of insurance recovery. The Loveridge Mine was idle during 2002. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire will delay this installation.

In January 2003, an explosion occurred at an airshaft construction site at the McElroy Mine resulting in the deaths of three construction workers and the injury of three other construction workers. The workers were employees of the construction company installing the shaft. The airshaft is located in an area ahead of mining activity. The explosion did not affect the normal production schedule of the mine. We do not believe that this event will have a material adverse effect on our financial condition.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and are estimated to cost approximately $5 million, net of insurance recovery. Longwall coal production, which accounts for the majority of coal normally produced at the mine, was suspended while repairs were made. Lost coal production is estimated to be approximately 650 thousand tons. Longwall production resumed in February 2003.

In January 2003, we announced that we had entered into a 17-year, 76.5 million-ton coal supply agreement with FirstEnergy Generation Corp., a subsidiary of FirstEnergy Corp. The agreement provides for annual shipments of 4.5 million tons to FirstEnergy primarily from our McElroy Mine. The agreement includes a price re-opener provision every three years, beginning in 2005. If CONSOL Energy and FirstEnergy do not agree on price at that time, the contract can be terminated by either party.

In January 2003, Standard and Poor’s lowered its rating of CONSOL Energy’s long-term debt from BBB+ to BBB (9th lowest out of 22 rating categories) and raised the outlook to stable. An obligation rated ‘BBB’ exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Standard and Poor’s reaffirmed the Company’s A-2 rating (2nd lowest out of six rating categories) for short term corporate debt. A short-term obligation rated ‘A-2’ is somewhat more susceptible to the adverse effects of changes to circumstances and economic conditions than obligations in higher rating categories. However, the rating means that the obligor’s capacity to meet its financial commitment on the obligation is satisfactory.

Also, in August 2002, Moody’s Investor Service lowered the senior unsecured debt ratings of CONSOL Energy from Baa1 to Baa2 (9th lowest out of 21 rating categories). Moody’s Investor Service also changed our rating outlook from stable to negative. Bonds which are rated ‘Baa’ are considered as medium-grade obligations (i.e., they are neither highly protected nor poorly secured). The rating means that interest payments and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such bonds lack outstanding investment characteristics and in fact have speculative characteristics as well. The modifier 2 indicates that the obligation ranks in the mid-range of its generic rating category.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

The new McElroy Mine preparation plant was put into service in September 2002. The plant was designed to improve coal quality from the McElroy Mine by increasing the Btu content of the final product. The plant is part of a larger expansion of the McElroy Mine. We expect the expansion of the mine to be completed in mid 2004, increasing capacity at the McElroy Mine from about 7 million tons per year to about 11 million tons per year.

CONSOL Energy continues to convert to a new integrated information technology system provided by SAP AG to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will continue to be implemented in stages throughout 2003 at an estimated total cost of $53 million, $32 million of which has already been incurred.

INDUSTRY SEGMENTS

CONSOL Energy has two reportable business segments: Coal and Gas. The principal business of the Coal segment is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The principal business of the Gas segment is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the fiscal years ended June 30, 2001 and 2000 is included in Note 27 of Notes to Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K.

Coal Operations

Mining Complexes

At December 31, 2002, CONSOL Energy had 22 mining complexes located in the United States, Canada and Australia, including a 50% interest in the Cardinal River and the Line Creek mines located in Canada and a 50% interest in the Glennies Creek mine located in Australia.

The following table provides the location of each of CONSOL Energy’s mining complexes at December 31, 2002, the amount of coal reserves, and a summary of the characteristics of the coal reserves associated with each of its mining complexes.

CONSOL ENERGY MINING COMPLEXES

Average Quality and Reserves as of December 31, 2002

	Average Quality (Dry-Basis)		Assigned Reserves (12/31/02)			Total Accessible & Assigned Reserves (000 tons)
	Heat Content (Btu/lb)	Sulfur Content (%)	Total (000 tons)	Owned (%)	Lease (%)
Northern Appalachia
Enlow Fork	14,114	1.73	68,215	60%	40%	231,936
Bailey	14,067	2.13	93,115	—	100%	167,382
Mine 84	14,249	1.59	53,294	64%	36%	111,810
McElroy	13,962	3.21	176,959	100%	—	176,959
Shoemaker	13,877	3.67	70,008	96%	4%	85,644
Loveridge	13,969	2.40	13,322	100%	—	120,355
Robinson Run	14,126	3.36	33,950	74%	26%	158,989
Blacksville 2	14,165	2.69	39,965	100%	—	160,227
Mahoning Valley	12,400	2.28	1,374	100%	—	1,374

Central Appalachia
Buchanan	14,950	0.78	42,467	2%	98%	136,957
VP-3	15,185	0.70	7,890	—	100%	7,890
VP-8	14,903	0.81	6,467	1%	99%	6,467
Mill Creek	14,230	1.51	8,534	96%	4%	26,224
Jones Fork	13,654	1.09	15,717	56%	44%	43,952
Amonate	14,071	0.70	7,756	59%	41%	7,756
Elk Creek	14,648	0.79	10,836	50%	50%	24,293

Illinois Basin
Rend Lake	13,738	1.02	21,348	12%	88%	55,053
Ohio 11	13,500	3.13	8,310	—	100%	10,508

Western U.S.
Emery	12,691	0.79	21,712	80%	20%	34,015

Western Canada
Cardinal River	14,000	0.37	691	—	100%	1,763
Line Creek	13,958	0.41	30,742	—	100%	33,205

Australia
Glennies Creek	13,740	0.48	10,205	—	100%	10,205

CONSOL Energy assigns coal reserves to each of its mining operations, but each mine also may have access to additional reserves that have not yet been assigned to a particular mine. Accessible reserves are proved and probable unassigned reserves that can be accessed by a current mining complex. These reserves may be accessed by one or more than one of CONSOL Energy’s current mining operations and in the chart above may be reflected in amounts for more than one mining complex.

Assigned and unassigned coal reserves are proved and probable reserves which are either owned in fee or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties.

At December 31, 2002, the Loveridge Mine was in development. At December 31, 2002, Rend Lake, Elk Creek, VP-3 and Ohio 11 complexes were idle. These mines are anticipated to remain idle until market conditions support reopening. Also during 2002, CONSOL Energy ceased production at the Dilworth, Humphrey, Meigs, Muskingum and Windsor Mines due to the depletion of economically recoverable reserves. In February 2003, we sold our Cardinal River and Line Creek Mines in western Canada.

Coal Reserves

CONSOL Energy had an estimated 4.3 billion tons of proved and probable reserves. Reserves are the portion of the proved and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels. Information with respect to proved and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers.

CONSOL Energy’s reserves are located in northern Appalachia (52%), central Appalachia (11%), the midwestern United States (21%), the western United States (11%), and in western Canada and Australia (5%) at December 31, 2002.

The following table summarizes our proved and probable reserves as of December 31, 2002 by region, type of coal or sulfur content (sulfur content per million British thermal unit). Proved and probable reserves include both assigned and unassigned reserves. Amounts for unassigned reserves are net amounts based on various recovery rates reflecting CONSOL Energy’s experience in recovering coal from seams. In reporting unassigned reserves, CONSOL Energy has assumed approximately 60% recovery of in-place coal for reserves that can be mined using the longwall method, approximately 50% recovery of in-place coal for reserves that will be mined using other underground methods and approximately 90% recovery for surface mines. The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

CONSOL ENERGY PROVED AND PROBABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (000 TONS) AS OF DECEMBER 31, 2002

	≤ 1.20 lbs			> 1.20–< 2.50 lbs			≥ 2.50 lbs
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	LowBtu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Total	Percentage by Region
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	187,205	—	—	—	187,205	4.4%
Steam:
High Vol A Bituminous	—	49,359	—	—	10,038	121,509	48,231	119,283	1,699,121	2,047,541	47.9%
Low Vol Bituminous	—	—	—	—	—	15,911	—	—	—	15,911	0.3%

Region Total	—	49,359	—	—	10,038	324,625	48,231	119,283	1,699,121	2,250,657	52.6%
Central Appalachia:
Metallurgical:
High Vol A Bituminous	7,325	—	18,645	—	—	2,103	—	—	—	28,073	0.6%
Med. Vol Bituminous	—	3,456	81,381	—	2,417	6,129	—	—	—	93,383	2.2%
Low Vol Bituminous	—	—	158,968	—	—	8,174	—	—	—	167,142	3.9%
Steam:
High Vol A Bituminous	26,967	24,724	1,306	27,341	32,266	42,354	—	—	15,163	170,121	4.0%

Region Total	34,292	28,180	260,300	27,341	34,683	58,760	—	—	15,163	458,719	10.7%
Midwest—Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	68,535	55,053	56,963	425,894	34,437	640,882	15.0%
High Vol C Bituminous	—	—	—	—	158,136	—	91,987	—	—	250,123	5.9%

Region Total	—	—	—	—	226,671	55,053	148,950	425,894	34,437	891,005	20.9%
Northern Powder River Basin:
Steam:
Subbituminous B	—	—	248,609	—	—	4,126	—	—	—	252,735	5.9%
Subbituminous C	—	186,637	—	—	—	—	—	—	—	186,637	4.4%

Region Total	—	186,637	248,609	—	—	4,126	—	—	—	439,372	10.3%
Utah—Emery Field:
High Vol B Bituminous	—	—	—	—	34,015	—	—	—	—	34,015	0.8%

Region Total	—	—	—	—	34,015	—	—	—	—	34,015	0.8%
Western, Canada:
Metallurgical:
Med. Vol Bituminous	102,407	31,684	26,575	—	—	—	—	—	—	160,666	3.7%
Low Vol Bituminous	—	28,588	—	—	—	—	—	—	—	28,588	0.7%
Steam:
Low Vol Bituminous	2,154	—	—	—	—	—	—	—	—	2,154	0.1%

Region Total	104,561	60,272	26,575	—	—	—	—	—	—	191,408	4.5%
Hunter Valley, Australia:
Metallurgical
High Vol A Bituminous	—	10,205	—	—	—	—	—	—	—	10,205	0.2%

Region Total	—	10,205	—	—	—	—	—	—	—	10,205	0.2%

Total Company	138,853	334,653	535,484	27,341	305,407	442,564	197,181	545,177	1,748,721	4,275,381	100.0%

Percent of Total	3.3%	7.8%	12.5%	0.6%	7.1%	10.4%	4.6%	12.8%	40.9%	100.0%

CONSOL ENERGY PROVED AND PROBABLE COAL RESERVES

BY PRODUCT (000 TONS) AS OF DECEMBER 31, 2002

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

	≤1.20 lbs			> 1.20≤ 2.50 lbs			>2.50 lbs
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Product	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Total	Percentage by Product
Metallurgical:
High Vol A Bituminous	7,325	10,205	18,645	—	—	189,308	—	—	—	225,483	5.3%
Med. Vol Bituminous	102,407	35,140	107,956	—	2,417	6,129	—	—	—	254,049	5.9%
Low Vol Bituminous	—	28,588	158,968	—	—	8,174	—	—	—	195,730	4.6%

Total Metallurgical	109,732	73,933	285,569	—	2,417	203,611	—	—	—	675,262	15.8%
Steam:
High Vol A Bituminous	26,967	74,083	1,306	27,341	42,304	163,863	48,231	119,283	1,714,284	2,217,662	51.8%
High Vol B Bituminous	—	—	—	—	102,550	55,053	56,963	425,894	34,437	674,897	15.8%
High Vol C Bituminous	—	—	—	—	158,136	—	91,987	—	—	250,123	5.9%
Low Vol Bituminous	2,154	—	—	—	—	15,911	—	—	—	18,065	0.4%
Subbituminous B	—	—	248,609	—	—	4,126	—	—	—	252,735	5.9%
Subbituminous C	—	186,637	—	—	—	—	—	—	—	186,637	4.4%

Total Steam	29,121	260,720	249,915	27,341	302,990	238,953	197,181	545,177	1,748,721	3,600,119	84.2%

Total	138,853	334,653	535,484	27,341	305,407	442,564	197,181	545,177	1,748,721	4,275,381	100.0%

Percent of Total	3.3%	7.8%	12.5%	0.6%	7.1%	10.4%	4.6%	12.8%	40.9%	100.0%

The following table categorizes the relative Btu values (low, medium and high) for each of CONSOL Energy’s producing regions in Btus per pound of coal.

Region	Low	Medium	High
Northern, Central Appalachia, Canada and Australia	< 12,500	12,500 – 13,000	> 13,000
Midwest	< 11,600	11,600 – 12,000	> 12,000
Northern Powder River Basin	< 8,400	8,400 – 8,800	> 8,800
Colorado and Utah	< 11,000	11,000 – 12,000	> 12,000

CONSOL Energy’s reserve estimates are based on geological, engineering and market data assembled and analyzed by our staff of geologists and engineers located at individual mines, operations offices and at its principal office. The reserve estimates and general economic criteria upon which they are based are reviewed and adjusted annually to reflect production of coal from the reserves, analysis of new engineering and geological data, changes in property control, modification of mining methods and other factors. Reserve information, including the quantity and quality of reserves, coal and surface ownership, lease payments and other information relating to CONSOL Energy’s coal reserve and land holdings, is maintained through a system of interrelated computerized databases developed by CONSOL Energy.

CONSOL Energy’s reserve estimates are predicated on information obtained from its ongoing exploration drilling and in-mine channel sampling programs. Data including elevation, thickness, and where samples are available, the quality of the coal from individual drill holes and channel samples are input into a computerized geological database. The information derived from the geological database is then combined with data on ownership or control of the mineral and surface interests to determine the extent of the reserves in a given area.

Production

In the twelve months ended December 31, 2002, 92% of CONSOL Energy’s production came from underground mines and 8% from surface mines. Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in its underground mines. For the twelve months ended December 31, 2002, 82% of its production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at low incremental cost.

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the twelve months ended December 31, 2002, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us. The table includes information for five mines, Dilworth, Humphrey, Meigs, Muskingum and Windsor, that closed during the year because of reserve depletion. In February 2003, we sold our Cardinal River and Line Creek Mines in western Canada.

Mine	Location	Mine Type	Mining Equipment	Tons Produced (millions)	Year Established or Acquired
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	9.6	1990
Bailey	Enon, Pennsylvania	U	LW/CM	9.7	1984
McElroy	Glen Easton, West Virginia	U	LW/CM	4.7	1968
Robinson Run	Shinnston, West Virginia	U	LW/CM	5.0	1966
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	4.0	1998
Blacksville 2	Wana, West Virginia	U	LW/CM	4.8	1970
Dilworth (2)	Rices Landing, Pennsylvania	U	LW/CM	3.6	1984
Shoemaker	Moundsville, West Virginia	U	LW/CM	3.4	1966
Loveridge (3)	Fairview, West Virginia	U	LW/CM	—	1956
Humphrey (2)	Maidsville, West Virginia	U	CM	0.5	1956
Mahoning Valley	Cadiz, Ohio	S	S/L	0.3	1974
Meigs (2)	Point Rock, Ohio	U	LW/CM	0.4	2001
Muskingum (2)	Cumberland, Ohio	S	D	—	2001
Windsor (2)	West Liberty, West Virginia	U	LW/CM	1.3	2001

Central Appalachia
Buchanan	Mavisdale, Virginia	U	LW/CM	4.1	1983
VP—3 (3)	Vansant, Virginia	U	LW/CM	—	1993
VP—8	Rowe, Virginia	U	LW/CM	2.2	1993
Mill Creek (1)	Deane, Kentucky	U/S	CM	3.5	1994
Jones Fork (1)	Mousie, Kentucky	U/S	CM	4.0	1992
Amonate (1)	Amonate, Virginia	U	CM	0.5	1925

Illinois Basin
Rend Lake (3)	Sesser, Illinois	U	LW/CM	1.7	1986
Ohio No.11 (3)	Morganfield, Kentucky	U	CM	—	1993

Western U.S.
Emery (4)	Emery County, Utah	U	LW/CM	—	1945

Western Canada
Cardinal River	Hinton, Alberta, Canada	S	S/L	1.2	1969
Line Creek	Sparwood, British Columbia, Canada	S	S/L	1.7	2000

Australia
Glennies Creek	Hunter Valley, New South Wales, Australia	U	LW/CM	0.1	2001

S	= Surface
U	= Underground
LW	= Longwall
CM	= Continuous Miner
S/L	= Stripping Shovel and Front End Loaders
D	= Dragline & Dozers

(1)	Amonate, Mill Creek and Jones Fork complexes includes operations by independent contractors.

(2)	Production at the complex ceased during the twelve months ended December 31, 2002, due to the depletion of economically recoverable reserves.
(3)	Complex was idled for all or part of the year ended December 31, 2002.
(4)	Complex was in development at December 31, 2002.

The amounts shown for production by Cardinal River, 1.2 million tons, Line Creek, 1.7 million tons and Glennies Creek, 0.1 million tons, actually represents 50% of the production of each mine, reflecting our 50% interest in each mine at December 31, 2002.

CONSOL Energy operates approximately 23% of the United States longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2001, the latest information available at the time of filing.

MAJOR U.S. UNDERGROUND COAL MINES — 2001

In millions of tons

Mine Name	Operating Company	Production
Bailey	CONSOL Energy	10.3
Enlow Fork	CONSOL Energy	10.3
Twentymile	Twentymile Coal Company	7.7
SUFCO	Canyon Fuel Company	7.0
Galatia	The American Coal Co.	6.8
Cumberland	RAG Cumberland Resources Corp.	6.7
Emerald	RAG Emerald Resources Corp.	6.7
McElroy	CONSOL Energy	6.6
Baker	Lodestar Energy, Inc.	6.3
Bowie	Bowie Resources, LTD	5.4
Mountaineer	Arch Coal, Inc.	5.3
Blacksville 2	CONSOL Energy	5.0
Federal No. 2	Eastern Associated Coal Corp.	5.0
West Elk	Arch Coal Inc.	5.0
Robinson Run	CONSOL Energy	4.9
Dilworth	CONSOL Energy	4.7
Dotiki	Webster County Coal LLC	4.6
Powhatan No. 6	Ohio Valley Coal Co.	4.6
Buchanan	CONSOL Energy	4.4
Deer Creek	Energy West Mining Co.	4.3

Source: National Mining Association

Marketing and Sales

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Norfolk, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In the twelve months ended December 31, 2002, we sold 67 million tons of coal, including our percentage of sales in equity affiliates, 89% of which was sold in domestic markets. Our direct sales to domestic electricity generators represented 78% of our total tons sold in the twelve months ended December 31, 2002. Including equity affiliate sales, we had approximately 170 customers in the twelve months ended December 31, 2002. During the twelve months ended December 31, 2002, Allegheny Energy accounted for 15% of our total revenue and American Electric Power accounted for approximately 11% of our total revenue.

Coal Contracts

We sell coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the twelve months ended December 31, 2002, approximately 82% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

•	Fixed price contracts; or

•	Annually negotiated prices that reflect market conditions at the time; or

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices or, in some cases, pass-through of actual cost changes.

A few contracts have features of several contract types, such as provisions that allow for renegotiation of prices on a limited basis within a base-price-plus-escalation agreement. Such reopener provisions allow both the customer and us an opportunity to adjust prices to a level close to then current market conditions. Each contract is negotiated separately, and the triggers for reopener provisions differ from contract to contract. Many contracts provide for a periodic resetting of prices if market prices fall outside negotiated parameters. Most of our existing contracts with reopener provisions adjust the contract price to market price at the time the reopener provision is triggered. Market price generally is based on recent published transactions for similar quantities and quality of coal. Reopener provisions could result in early termination of a contract or in requirements that certain volumes be purchased if the parties were to fail to agree on price and other terms that may be subject to renegotiation.

The following table sets forth, as of February 1, 2003, the total tons of coal CONSOL Energy is committed to deliver at predetermined prices, including prices that are adjusted as often as quarterly based upon indices which are prenegotiated, under existing contracts during calendar years 2003 through 2007.

	Tons of Coal to be Delivered (in millions of nominal tons)
	2003	2004	2005	2006	2007
Volume under existing contracts	52.4	32.7	13.8	6.8	4.9

The foregoing table does not include an aggregate of 12.1 million tons that we may be required to deliver in 2003 at predetermined prices:

•	under tentative agreements reached by February 1, 2003, for which no binding contracts have been negotiated or executed;

•	upon exercise of rights by customers under existing contracts to buy more coal at previously agreed prices; and

•	under agreements which call for the price to be determined by mutual agreement of the parties.

We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees that contracts will be renewed, we have been successful in the past in renewing or extending contracts.

Contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes. Some contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally three to twelve months. Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in substantial price reductions or termination of the contract, at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, we or the buyer may vary the volume or timing of delivery within specified limits.

Many of our recently negotiated contracts have had shorter terms, generally no longer than three to five years. Many contracts provide the opportunity to adjust the contract prices. Contract prices may be adjusted as often as quarterly based upon indices which are prenegotiated, to reflect changing markets. One exception to this is a seventeen year, 76.5 million ton coal agreement entered into in January 2003. This agreement provides for annual shipments of 4.5 million tons to FirstEnergy Generation Corp., a subsidiary of FirstEnergy Corp., primarily from McElroy Mine. Most of the supply is expected to be used at FirstEnergy’s Bruce Mansfield Plant. The agreement includes a price re-opener provision every three years, beginning in 2005. If CONSOL Energy and FirstEnergy do not agree on price at that time, the contract can be terminated by either party.

Distribution

Coal is transported from CONSOL Energy’s mining complexes to customers by means of railroad cars, river barges, trucks, conveyor belts or a combination of these means of transportation. The Robinson Run Mine transports coal to customers by conveyor belt. The McElroy, Shoemaker, and Ohio No. 11 complexes ship coal to customers by means of river barges. Trucks are used to transport coal from the Loveridge, Mine 84, Jones Fork, Blacksville, Rend Lake, Mahoning Valley and Emery complexes. The Enlow Fork, Bailey, Mine No. 84, Robinson Run, Loveridge, Line Creek, Blacksville, Buchanan, Mill Creek, VP-3, Jones Fork, VP-8, Amonate, Elk Creek, Rend Lake and Cardinal River complexes primarily transport coal to customers by rail.

We employ transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies.

We own five towboats and six harbor boats and a fleet of nearly 300 barges to serve customers along the Ohio and Monongahela Rivers. The barge operation allows us to control delivery schedules and serves as temporary floating storage for coal where land storage is unavailable. Approximately 40% of the coal that we produced was shipped on the inland waterways in the twelve months ended December 31, 2002.

Competition

The United States coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The largest producer is estimated to have produced less than 18% (based on tonnage produced) of the total United States production in 2002. The U.S. Department of Energy reported 1,453 active coal mines in the United States in 2000, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

•	the price of competing coal and alternative fuel supplies, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power;

•	coal quality;

•	transportation costs from the mine to the customer; and

•	the reliability of supply.

Continued demand for CONSOL Energy’s coal and the prices that CONSOL Energy obtains are affected by demand for electricity, environmental and government regulation, technological developments and the availability and price of competing coal and alternative fuel supplies. We sell coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition.

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

Nearly all of our gas production currently is from operations in southwestern Virginia. In this region, we operate 1,235 wells, 708 miles of gathering lines and various compression stations. Our southwestern Virginia operations control approximately 210,000 acres of gas rights. At December 31, 2002, we reported 1.1 trillion cubic feet of proved reserves of gas, of which approximately 33.2% is developed. Our December 2002 average daily production in this region is approximately 131 million cubic feet per day.

We have been developing gas production in southwestern Pennsylvania and northern West Virginia by gathering gas currently being vented to the atmosphere by our mines in the area. In this region, our December 2002 average daily production was approximately 2.5 million cubic feet per day. At December 31, 2002, we reported 15.8 billion cubic feet of proved reserves of gas, of which approximately 78% is developed. We expect to expand production of gas in this area by drilling additional production wells into the coal seams that we own or control.

We have also been developing gas production in the Tennessee area through a 50% joint venture. In this area, our 50% portion of December 2002 average daily production was approximately 0.3 thousand cubic feet per day. At December 31, 2002, our portion of proved gas reserves for this area was 0.6 billion cubic feet, all of which were developed.

CONSOL Energy has not filed reserve estimates with any federal agency.

Drilling

The total average daily rate of production controlled by CONSOL Energy during the twelve months ended December 31, 2002, was 129.2 million cubic feet. During the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the twelve months ended June 30, 2001, and 2000, we drilled in the aggregate, 197, 141, 203, and 130 coalbed methane development wells, respectively, all of which were productive. The net number of wells for those periods were approximately 194, 141, 157, and 82 wells, respectively. Ten coalbed methane and nineteen conventional exploratory wells were being drilled and evaluated at December 31, 2002, 17 exploratory wells were being drilled at December 31, 2001, and two exploratory wells were being drilled at June 30, 2001.

Production

The following table sets forth CONSOL Energy’s working interest production for the periods indicated.

	For the Twelve Months Ended December 31,	For the Six Months Ended December 31,	For the Twelve Months Ended June 30,
	2002	2001	2001	2000
Coalbed methane (in millions of cubic feet)	47,164	19,885	34,004	16,235

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price and the average lifting cost for all of our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization. See Note 30 of Notes to Consolidated Financial Statements.

	Average Gas Sales Price, Lifting Cost, and Royalty for the
	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2002	2001	2001	2000
Average gas sales price (per million Btu)	$3.22	$2.67	$5.27	$3.06
Average lifting cost (per million Btu)	$0.36	$0.47	$0.37	$0.48
Average royalty (per million Btu)	$0.27	$0.18	$0.54	$0.20

Productive Wells and Acreage

The following table sets forth, at December 31, 2002, the number of CONSOL Energy’s producing wells, developed acreage and undeveloped acreage.

	Gross	Net
Producing Wells	1,317	1,313
Developed Acreage	105,881	105,631
Undeveloped Acreage	360,267	243,681

We drilled 197 development wells in the twelve months ended December 31, 2002, of which eight wells were in process at December 31, 2002. Nearly all of our development wells and acreage are located in southwestern Virginia. Some leases are beyond their primary term, but such leases are extended in accordance with their terms as long as continuous drilling commitments are satisfied.

We currently plan to drill approximately 269 wells in the twelve month period ending December 31, 2003. 161 of these wells are proposed to be conventional coalbed methane wells drilled into coal seams not yet mined. 68 of the remaining wells are to be drilled into mine areas to produce gob gas, which is methane gas that has collected in abandoned areas of underground coal mines. 40 of the projected wells are conventional gas wells. Compared to coalbed methane wells, conventional gas wells put capital at a higher risk due to the potential for unsuccessful drilling. As such, the success rate of conventional gas wells may not reflect that of our coalbed methane drilling program.

Sales

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contracts generally not exceeding one year. Within the terms of the individual sales confirmations executed under the master marketing contracts, at December 31, 2002, we were obligated to deliver 44.8 billion cubic feet during the twelve month period ending December 31, 2003. Generally, we have not entered into such arrangements in the past. Reserves and production estimates are believed to be sufficient to cover these commitments. A shortfall of commitments has not been an issue historically. We also have a gas-balancing agreement with TCO Interstate Pipeline. This agreement is in accordance with the Council of Petroleum Accountants Societies (COPAS) definition of producer imbalances, whereby the operator controls the physical production and delivery of gas to a transporter. Contracted quantities of gas rarely equal physical deliveries. As the operator, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken and paid for by the purchaser. The imbalance amounts, for both volumes and dollars, were insignificant at December 31, 2002.

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk”, and in Note 25 to the audited financial statements.

Distribution

Our gas operations in Virginia have built separate gathering systems in their gas fields to deliver gas to market. While each gathering system begins at the individual wellhead, gas from wells is transported to market in each case by the Cardinal States Gathering Company’s major gathering system. Cardinal States Gathering Company is a wholly owned subsidiary which operates two major gathering systems. The first gathering system is a 50-mile, 16-inch gathering system that is capable of transporting 100 million cubic feet of gas per day. This gathering system has processing and compression facilities and connects with a Columbia Transmission pipeline located in Mingo County, West Virginia. The second gathering system is a 30-mile, 20-inch gathering system capable of transporting 150 million cubic feet of gas per day. This gathering system also connects with a Columbia Transmission gathering system in Wyoming County, West Virginia.

Gas Reserves

CONSOL Energy’s gas reserves are either owned or leased. The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is gross, and includes 100% of the reserves for Pocahontas Gas Partnership as of December 31, 2002, and December 31, 2001, and 50% of the reserves for Pocahontas Gas Partnership as of June 30, 2001, and June 30, 2000. CONSOL Energy owned a 50% interest in Pocahontas until August 2001, when CONSOL Energy acquired the remaining 50% interest. Gross reserves are 100% of gas volumes, not net of 1/8 royalty ownership. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations.

	GAS Reserves
	(millions of cubic feet)
	As of December 31,		As of June 30,
	2002	2001	2001	2000
Estimated proved developed reserves	374,098	413,234	261,426	178,690
Estimated proved undeveloped reserves	729,115	762,998	519,081	568,123
Total estimated proved developed and undeveloped reserves	1,103,213	1,176,232	780,507	746,813

Discounted Future Net Cash Flows

The following table shows, for CONSOL Energy’s gross estimated proved developed and undeveloped reserves, its estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows (net of income taxes). Information as of December 31, 2001, has been restated from $433,224 for future net cash flows and $218,365 for total standardized measure of discounted future net cash flows previously included in our reports due to revisions in development costs for that period.

	Discounted Future Net Cash Flows
	($ in thousands)
	As of December 31,		As of June 30,
	2002	2001	2001	2000
Future net cash flows	$2,037,696	$901,343	$551,607	$1,150,826
Total standardized measure of discounted future net cash flows	$735,181	$345,826	$189,156	$494,581

Competition

CONSOL Energy’s gas operations primarily compete regionally in the northeastern United States. Competition throughout the country is regionalized. CONSOL Energy believes that the gas market is highly fragmented and not dominated by any single producer. CONSOL Energy believes that several of its competitors have devoted far greater resources than it has to gas exploration and development. CONSOL Energy believes that competition within its market is based primarily on price and the proximity of gas fields to customers.

Other

CONSOL Energy provides other services both to its own operations and to others. These include terminal services (including break bulk, general cargo and warehouse services), river and dock services, industrial supply services, coal waste disposal services, land resource services, research and development services and power generation.

Terminal Services

More than 131 million tons of coal have been shipped through CONSOL Energy’s exporting terminal in the Port of Baltimore during the terminal’s 20 years of operation. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation. In the twelve months ended December 31, 2002, 3.8 million tons of coal were shipped through the terminal. Approximately 75% of the tonnage shipped was produced by our coal mines.

On August 14, 2002, CONSOL Energy, through its subsidiary CNX Marine Terminals Inc., began operations as a break bulk, general cargo and warehouse provider in Baltimore for shipments of metal, forest products and other bulk cargo.

River and Dock Services

CONSOL Energy’s river operation, located in Elizabeth, Pennsylvania, transports coal from our mines with river loadout facilities along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania to customers along these rivers. The river operation employs five company-owned towboats, six harbor boats and nearly 300 barges. In the twelve months ended December 31, 2002, our river vessels transported 15.1 million tons of our coal.

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

Fairmont Supply provides mine supplies to CONSOL Energy’s mining operations. Approximately 53% of Fairmont Supply’s sales in the twelve months ended December 31, 2002, were made to CONSOL Energy’s mines.

Land Resources

CONSOL Energy is developing property assets previously used primarily to support its coal operations or which currently are not utilized. CONSOL Energy expects to increase the value of its property assets by:

•	developing surface properties for commercial uses other than coal mining or gas development when the location of the property is suitable;

•	deriving royalty income from coal, oil and gas reserves CONSOL Energy owns but does not intend to develop;

•	deriving income from the sustainable harvesting of timber on land CONSOL Energy owns; and

•	deriving income from the rental of surface property for agricultural and non-agricultural uses.

CONSOL Energy’s objective is to improve the return on these assets without detracting from its core businesses and without significant additional capital investment.

Research and Development

We maintain a research and development department which provides technical support to coal, gas, land and administrative functions. In addition to the research and technical support work done for us, the department has engaged in a number of partnerships with federal and state government agencies, and other private companies, that provide additional funding to advance our technology agenda. Costs related to research and development are expensed as incurred. These costs were $5.6 million for the twelve months ended December 31, 2002, $2.3 million for the six months ended December 31, 2001, and $5.3 million and $8.0 million for the twelve months ended June 30, 2001 and 2000, respectively.

Power Generation

In March 2002, we entered into a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility was completed in June 2002, and is used for meeting peak load demands. The facility is in southwest Virginia and uses coalbed methane gas that we produce. In the twelve months ended December 31, 2002, the facility operated for a total of 34,540 megawatt hours and did not have a significant effect on earnings in 2002.

Employee and Labor Relations

At December 31, 2002, CONSOL Energy had 6,074 employees, 2,175 of whom were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 2002 which will expire on December 31, 2006. This agreement was negotiated with the United Mine Workers of America by the Bituminous Coal Operators’ Association on behalf of its members, which include several of CONSOL Energy’s subsidiaries.

Regulations

The coal mining and gas industries are subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of properties after mining or gas operations are completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining and gas operations on groundwater quality and availability. In addition, the utility industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for CONSOL Energy’s coal. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on CONSOL Energy’s mining or gas operations or its customers’ ability to use coal or gas and may require CONSOL Energy or its customers to change their operations significantly or incur substantial costs.

Numerous governmental permits and approvals are required for mining and gas operations. CONSOL Energy is, or may be, required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment and public and employee health and safety. All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Future legislation and administrative regulations may emphasize the protection of the environment, health and safety and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities of approximately $1.4 million for the twelve months ended December 31, 2002, $4.8 million for the six months ended December 31, 2001, $2.9 million for the twelve months ended June 30, 2001, and $1.6 million for the twelve months ended June 30, 2000. CONSOL Energy expects to have capital expenditures of $1.8 million for 2003 for environmental control facilities. These costs are in addition to reclamation and mine closing costs. Compliance with these laws has substantially increased the cost of coal mining and gas production, but is, in general, a cost common to all domestic coal and gas producers.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the federal Coal Mine Safety and Health Act of 1969 was adopted. The federal Coal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Mine Safety and Health Act of 1969, imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The federal Coal Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Mine Safety and Health Act of 1969 and the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits to disabled coal miners with black lung and to certain survivors of miners who die from black lung.

The states in which CONSOL Energy operates have programs for mine safety and health regulation and enforcement. The combination of federal and state safety and health regulations in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting any industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. This regulation has a significant effect on CONSOL Energy’s operating costs. However, CONSOL Energy’s competitors in all of the areas in which it operates are subject to the same regulation.

Black Lung Legislation

Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

•	current and former coal miners totally disabled from black lung disease;

•	certain survivors of a miner who dies from black lung disease or pneumoconiosis; and

•	a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner’s last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits.

In addition to the federal legislation, we are also liable under various state statutes for black lung claims. Our black lung benefit liabilities, including the current portions, totaled approximately $462 million at December 31, 2002. These obligations are partially funded.

In recent years, legislation on black lung reform has been introduced in, but not enacted by, Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition and results of operations.

The United States Department of Labor issued a final rule, effective January 19, 2001, amending the regulations implementing the federal black lung laws. The amendments give greater weight to the opinion of the claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the black lung regulations could significantly increase our exposure to black lung benefits liabilities. Experience to date related to these changes is not sufficient to determine the impact of these changes. The National Mining Association, an industry association of which CONSOL Energy is a member, challenged the amendments in the United States District Court for the District of Columbia. On August 9, 2001, the Court issued an opinion upholding the United States Department of Labor’s rules in their entirety. The National Mining Association appealed this decision to the United States Court of Appeals. On June 14, 2002, the Court of Appeals issued a decision that, with minor exception, affirmed the rules. However, the decision left many contested issues open for interpretation. Consequently, we anticipate increased litigation over the next two to three years until the various federal District Courts have had an opportunity to rule on these issues.

Workers’ Compensation

CONSOL Energy is required to compensate employees for work-related injuries. Our workers’ compensation liabilities, including the current portion, were $317 million at December 31, 2002. These obligations are unfunded. The amount we expensed in the twelve months ended December 31, 2002, was $61 million, while the related cash payment for this liability was $79 million. This includes a one-time payment of $22 million for West Virginia State Administration Fees which was primarily related to contractors who defaulted on contributions. In addition, several states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect CONSOL Energy.

Retiree Health Benefits Legislation

The Coal Industry Retiree Health Benefit Act of 1992 requires CONSOL Energy to make payments to fund the cost of health benefits for our and other coal industry retirees. Based on available information, at December 31, 2002, CONSOL Energy’s obligation is estimated at approximately $658 million. We made payments and expensed such health benefits of $35 million in the twelve months ended December 31, 2002.

Environmental Laws

CONSOL Energy is subject to various federal environmental laws, including

•	the Surface Mining Control and Reclamation Act of 1977,

•	the Clean Air Act,

•	the Clean Water Act,

•	the Toxic Substance Control Act,

•	the Comprehensive Environmental Response, Compensation and Liability Act, and

•	the Resource Conservation and Recovery Act, as well as state laws of similar scope in each state in which CONSOL Energy operates.

These environmental laws require reporting, permitting and/or approval of many aspects of coal mining and gas operations. Both federal and state inspectors regularly visit mines and other facilities to ensure compliance. CONSOL Energy has ongoing compliance and permitting programs to ensure compliance with such environmental laws.

Given the retroactive nature of certain environmental laws, CONSOL Energy has incurred and may in the future incur liabilities in connection with properties and facilities currently or previously owned or operated as well as sites to which CONSOL Energy or its subsidiaries sent waste materials.

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. The Act requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement or, where state regulatory agencies have adopted federally approved state programs under the Act, the appropriate state regulatory authority. All states in which CONSOL Energy’s active mining operations are located have achieved primary jurisdiction for enforcement of the Act through approved state programs.

The Surface Mining Control and Reclamation Act and similar state statutes, among other things, require that mined property be restored in accordance with specified standards and approved reclamation plans. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations. The earliest a reclamation bond can be released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of longwall mining. In addition, the Abandoned Mine Reclamation Fund, which is part of the Surface Mining Control and Reclamation Act, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed mines closed before 1977. The maximum tax is $.35 per ton on surface-mined coal and $.15 per ton on underground-mined coal.

Through December 31, 2002, CONSOL Energy accrued for the costs of reclaiming the mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary, over the estimated recoverable tons of the property. The establishment of liability for the current disturbance and final mine closure reclamation is based upon permit requirements and requires various estimates and assumptions, principally associated with costs and production levels. Our reclamation and mine-closing liabilities, including the current portion, were $391 million at December 31, 2002. Our future operating results would be adversely affected if these accruals are determined to be insufficient. These obligations are unfunded. The amount that was expensed for the twelve months ended December 31, 2002 was $16 million, while the related cash payment for such liability during the same period was $24 million.

In January 2003, CONSOL Energy will adopt Statement of Financial Accounting Standards No. 143 (SFAS 143) to account for the costs related to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimate asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. We are anticipating the effect of this change to be a gain of $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59 million, and total liabilities will increase approximately $51 million. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Under the Surface Mining Control and Reclamation Act, responsibility for unabated violations, unpaid civil penalties and unpaid reclamation fees of independent contract mine operators can be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions against the “owner” or “controller” are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time such amounts became due.

Clean Air Act

The federal Clean Air Act and similar state laws and regulations, which regulate emissions into the air, affect coal mining, gas and processing operations primarily through permitting and/or emissions control requirements. In addition, the United States Environmental Protection Agency has issued certain, and is considering further, regulations relating to fugitive dust and coal combustion emissions which could restrict CONSOL Energy’s ability to develop new mines or require CONSOL Energy to modify its operations. In July 1997, the United States Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards for particulate matter which may require some states to change existing implementation plans. Because coal mining operations and plants burning coal emit particulate matter, CONSOL Energy’s mining operations and utility customers are likely to be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. Regulations may restrict CONSOL Energy’s ability to develop new mines or could require CONSOL Energy to modify its existing operations, and may have a material adverse effect on CONSOL Energy’s financial condition and results of operations.

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

Other new and proposed reductions in emissions of mercury, nitrogen oxides, particulate matter or various greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including switching to other fuels. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. For example, the United States Environmental Protection Agency (EPA) is requiring reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. EPA is also working on an implementation plan for the 8-hour ozone standard and this may require some customers to further reduce NOx emissions, a precursor of ozone. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. To the extent that any new requirements affect our customers, this could adversely affect our operations and results.

A regional haze program initiated by the EPA to protect and to improve visibility at and around national parks, national wilderness areas and international parks may restrict the construction of new coal-fired power plants whose operation may impair visibility at and around federally protected areas and may require some existing coal-fired power plants to install additional control measures designed to limit haze-causing emissions. These requirements could limit the demand for coal in some locations.

The Clean Air Act also imposes standards on sources of hazardous air pollutants. Although these standards have not yet been extended to coal mining operations, the EPA has announced that it will regulate hazardous air pollutants from coal-fired power plants. Under the Clean Air Act, coal-fired power plants will be required to control hazardous air pollution emissions by no later than 2009, which likely will require significant new investment in controls by power plant operators. These standards and future standards could have the effect of decreasing demand for coal.

The United States Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. These lawsuits could require the utilities to pay penalties, install pollution control equipment or undertake other emission reduction measures which could adversely impact their demand for coal.

Any reduction in coal’s share of the capacity for power generation could have a material adverse effect on CONSOL Energy’s business, financial condition and results of operations. The effect such regulations, or other requirements that may be imposed in the future, could have on the coal industry in general and on CONSOL Energy in particular cannot be predicted with certainty.

Framework Convention On Global Climate Change

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change which is intended to limit or capture emissions of greenhouse gases such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The United States Senate is not expected to ratify the emissions targets. President Bush has stated that he does not support the Kyoto Protocol and has proposed an alternative to reduce United States omissions of greenhouses gases. If the Koyoto Protocol or other comprehensive regulations focusing on greenhouse gas emissions are implemented by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of coalbed methane gas also may affect the use of coal as an energy source.

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

Comprehensive Environmental Response, Compensation and Liability Act (Superfund)

The Comprehensive Environmental Response, Compensation and Liability Act (Superfund) and similar state laws create liabilities for the investigation and remediation of releases of hazardous substances into the environment and for damages to natural resources. Our current and former coal mining operations incur, and will continue to incur, expenditures associated with the investigation and remediation of facilities and environmental conditions, including underground storage tanks, solid and hazardous waste disposal and other matters under the Comprehensive Environmental Response, Compensation and Liability Act and similar state environmental laws. We also must comply with reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Toxic Substances Control Act.

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

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act and corresponding state laws and regulations affect coal mining and gas operations by imposing requirements for the treatment, storage and disposal of hazardous wastes.

Federal Coal Leasing Amendments Act

Mining operations on federal lands in the Western United States are affected by regulations of the United States Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the United States Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Regulations adopted by the United States Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal leases for operations developed on such leases.

Federal Regulation of the Sale and Transportation of Gas

Various aspects of CONSOL Energy’s gas operations are regulated by agencies of the Federal government. The Federal Energy Regulatory Commission regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the Federal government has regulated the prices at which gas could be sold. While “first sales” by producers of natural gas, and all sales of condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the Natural Gas Policy Act in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all Natural Gas Act and Natural Gas Policy Act price and nonprice controls affecting wellhead sales of natural gas effective January 1, 1993.

Commencing in April 1992, the Federal Energy Regulatory Commission issued Order Nos. 636, 636-A, 636-B, 636-C and 636-D, which require interstate pipelines to provide transportation services separate, or “unbundled,” from the pipelines’ sales of gas. Also, Order No. 636 requires pipeline operators to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers. Although Order No. 636 does not directly regulate CONSOL Energy’s production activities, the Federal Energy Regulatory Commission has stated that it intends for Order No. 636 to foster increased competition within all phases of the natural gas industry.

The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its open access regulations. In particular, the Federal Energy Regulatory Commission has reviewed its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the Federal Energy Regulatory Commission issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to “fine tune” the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include:

(1)	waiving the price ceiling for short-term capacity release transactions until September 30, 2002, and, subject to review, a possible extension of the program at that time;

(2)	permitting value-oriented peak/off-peak rates to better allocate revenue responsibility between short-term and long-term markets;

(3)	permitting term-differentiated rates, in order to better allocate risks between shippers and the pipeline;

(4)	revising the regulations related to scheduling procedures, capacity, segmentation, imbalance management, and penalties;

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

The new reporting requirements became effective September 1, 2000. CONSOL Energy cannot predict what action the Federal Energy Regulatory Commission will take on these matters, nor can it accurately predict whether the Federal Energy Regulatory Commission’s actions will, over the long-term, achieve the goal of increasing competition in markets in which CONSOL Energy’s gas is sold.

The Federal Energy Regulatory Commission has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the Federal Energy Regulatory Commission does not have jurisdiction over services provided by these facilities, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. CONSOL Energy’s gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although CONSOL Energy does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the Federal Energy Regulatory Commission’s approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to Federal Energy Regulatory Commission regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

CONSOL Energy owns certain natural gas pipeline facilities that it believes meet the traditional tests which the Federal Energy Regulatory Commission has used to establish a pipeline’s status as a gatherer not subject to the Federal Energy Regulatory Commission jurisdiction. Whether on state or federal land, natural gas gathering may receive greater regulatory scrutiny in the post-Order No. 636 environment.

Additional proposals and proceedings that might affect the gas industry are pending before Congress, the Federal Energy Regulatory Commission, the Minerals Management Service, state commissions and the courts. CONSOL Energy cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, CONSOL Energy does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of CONSOL Energy or its subsidiaries. No material portion of CONSOL Energy’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Federal government.

State Regulation of Gas Operations—United States

CONSOL Energy’s operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. CONSOL Energy’s operations are also subject to various conservation laws and regulations. These include regulations that affect the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of gas properties. In addition, state conservation laws establish maximum rates of production from gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and CONSOL Energy is unable to predict the future cost or impact of complying with such regulations.

Available Information

CONSOL Energy maintains a website on the World Wide Web at www.consolenergy.com. CONSOL Energy makes available, free of charge, on its website its annual report on the Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to the SEC, and are also available at the SEC’s website at www.sec.gov.

Item 2. Properties.

See “Coal Operations” and “Gas Operations” in Item 1 of this 10-K for a description of CONSOL Energy’s properties.

Item 3. Legal Proceedings.

CONSOL Energy is subject to various lawsuits and claims with respect to matters such as personal injury, wrongful death, damage to property, exposure to hazardous substances, environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business.

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is defending against approximately 21,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy has recognized a liability related to a waste disposal site for which a $5.0 million liability was accrued. CONSOL Energy paid $2.1 million for remediation of this waste disposal site, thereby reducing the liability to $2.9 million at December 31, 2002.

In the opinion of management, the ultimate liabilities resulting from pending lawsuits and claims will not materially affect its financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated.

	High	Low	Dividends
Fiscal Year 2001
Quarter Ended September 30, 2000	21.06	15.00	.28
Quarter Ended December 31, 2000	28.00	16.13	.28
Quarter Ended March 31, 2001	37.70	24.88	.28
Quarter Ended June 30, 2001	42.48	25.00	.28
Six Month Transition Period Ended December 31, 2001
Quarter Ended September 30, 2001	28.50	18.30	.28
Quarter Ended December 31, 2001	28.45	21.41	.28
Twelve Month Period Ended December 31, 2002
Quarter Ended March 31, 2002	27.49	21.19	.28
Quarter Ended June 30, 2002	28.32	21.25	.14
Quarter Ended September 30, 2002	21.54	9.80	.14
Quarter Ended December 31, 2002	17.90	10.65	.14

On March 12, 2003, there were approximately 11,000 holders of record of our common stock.

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

EXECUTIVE OFFICERS

The following is a list of CONSOL Energy’s executive officers, their ages as of February 1, 2003 and their positions and offices held with CONSOL Energy.

Name	Age	Position
J. Brett Harvey	52	President and Chief Executive Officer and Director
Christoph Koether	44	Executive Vice President–Administration and Director
Peter B. Lilly	54	Chief Operating Officer-Coal
Ronald E. Smith	54	Executive Vice President–Engineering Services, Environmental Affairs&Exploration
William J. Lyons	54	Senior Vice President and Chief Financial Officer
Daniel L. Fassio	55	Vice President–General Counsel and Secretary

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

Christoph Koether has been Executive Vice President–Administration since July 2001 and a Director of CONSOL Energy since February 2001. From 1998 until 2001, he held various positions within RWE Rheinbraun AG, including Vice President and Division Head-Corporate Planning and Controlling, and from 1996 to 1997, he was Vice President and Head of the Finance Department and Treasury. He has also been a board member and managing director of various subsidiaries of RWE Rheinbraun AG.

Peter B. Lilly has been Chief Operating Officer-Coal of CONSOL Energy since October 2002. Prior to joining CONSOL Energy, Mr. Lilly served as President and Chief Executive Officer of Triton Coal Company LLC and Vulcan Coal Holdings LLC from 1998 to 2002. Between 1991 and 1998, he served in various positions with Peabody Holding Company, Inc. –President and Chief Operating Officer from 1995 to 1998, Executive Vice President from 1994 to 1995, and as president of Eastern Associated Coal Corporation from 1991 to 1994. He is a former board member of both the National Coal Association and the American Mining Congress.

Ronald E. Smith has been Executive Vice President–Engineering Services, Environmental Affairs & Exploration of CONSOL Energy since April 1, 1992.

William J. Lyons has been Senior Vice President and Chief Financial Officer of CONSOL Energy since February 1, 2001. From January 1, 1995 to February 1, 2001, Mr. Lyons held the position of Vice President– Controller for CONSOL Energy.

Daniel L. Fassio has been Vice President, General Counsel and Secretary of CONSOL Energy since March 1994.

Item 6. Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the twelve months ended December 31, 2002, June 30, 2001, June 30, 2000 and December 31, 1998, and the six months ended December 31, 2001 and June 30, 1999 are derived from our audited consolidated financial statements. The selected consolidated financial data for, and as of the end of, the twelve months ended December 31, 2000 and the six months ended December 31, 2000, are derived from our unaudited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of our financial position and operating results for these periods. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the financial statements and related notes included in this report. In 1999, we changed our fiscal year from a calendar year to a fiscal year ended June 30. In 2001, we changed our fiscal year from a fiscal year ended June 30 to a fiscal year ended December 31 in order to coordinate reporting periods with our majority shareholder commencing with the fiscal year started January 1, 2002.

STATEMENT OF INCOME DATA (In thousands except per share data)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
		(Unaudited)		(Unaudited)
Revenue
Sales(1)	$2,003,345	$2,095,463	$964,460	$992,201	$2,123,202	$2,094,850	$1,081,922	$2,295,430
Freight(1)	134,416	159,029	70,314	72,225	160,940	165,934	80,487	230,041
Other income	45,837	64,526	31,223	37,154	70,457	64,359	28,560	54,562

Total revenue	2,183,598	2,319,018	1,065,997	1,101,580	2,354,599	2,325,143	1,190,969	2,580,033
Costs
Cost of goods sold and other operating charges	1,543,189	1,585,686	761,146	730,329	1,554,867	1,498,982	790,119	1,590,176
Freight expense	134,416	159,029	70,314	72,225	160,940	165,934	80,487	230,041
Selling, general and administrative expense	65,888	61,155	31,493	33,381	63,043	62,164	30,218	59,475
Depreciation, depletion amortization	262,873	243,588	120,039	119,723	243,272	249,877	121,237	238,584
Interest expense	46,213	43,356	16,564	30,806	57,598	55,289	30,504	48,138
Taxes other than income	172,479	160,954	80,659	77,771	158,066	174,272	98,244	201,137
Export sales excise tax resolution	(1,037)	(118,120)	5,402	—	(123,522)	—	—	—
Restructuring costs	—	—	—	—	—	12,078	—	—

Total costs	2,224,021	2,135,648	1,085,617	1,064,235	2,114,264	2,218,596	1,150,809	2,367,551

Earnings (Loss) before income taxes	(40,423)	183,370	(19,620)	37,345	240,335	106,547	40,160	212,482
Income taxes (benefits)	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121	37,845

Net income	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039	$174,637

Earning per share:
Basic(2)	$0.15	$1.92	$0.01	$0.43	$2.34	$1.35	$0.62	$1.73

Dilutive(2)	$0.15	$1.91	$0.01	$0.43	$2.33	$1.35	$0.62	$1.73

Weighted average number of common shares outstanding:
Basic	78,728,560	78,671,821	78,699,732	78,584,204	78,613,580	79,499,576	64,784,685	100,820,599

Dilutive	78,834,023	78,964,557	78,920,046	78,666,391	78,817,935	79,501,326	64,784,685	100,820,599

Dividend per share	$0.84	$1.12	$0.56	$0.56	$1.12	$1.12	$0.39	$0.90

BALANCE SHEET DATA	At December 31,		At June 30,			At December 31,
(In thousands)	2002	2001	2001	2000	1999	1998
Working capital (deficiency)	$(191,596)	$(70,505)	$(368,118)	$(375,074)	$(261,427)	$(602,428)
Total assets	4,293,160	4,298,732	3,894,971	3,866,311	3,875,026	3,863,390
Short-term debt	204,545	77,869	360,063	464,310	345,525	551,719
Long-term debt (including current portion)	497,046	545,440	303,561	307,362	326,495	430,888
Total deferred credits and other liabilities	2,828,249	2,913,763	2,378,323	2,358,725	2,423,483	2,433,899
Stockholders’ equity (deficit)	162,047	271,559	351,647	254,179	254,725	(103,221)

OTHER OPERATING DATA	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Coal
Tons sold (in thousands) (3)(4)	67,308	76,503	35,587	36,590	77,322	78,714	38,553	77,729
Tons produced (in thousands) (4)	66,230	73,705	34,355	32,508	71,858	73,073	38,244	75,769
Productivity (tons per manday)(4)	40.18	39.95	37.15	41.60	42.21	44.23	39.86	40.11
Average production cost ($ per ton produced)(4)	$24.73	$22.21	$23.73	$21.93	$21.35	$20.00	$21.47	$20.99
Average sales price of tons produced ($ per ton produced)(4)	$26.76	$24.66	$25.02	$23.41	$23.93	$23.66	$25.12	$26.41
Recoverable coal reserves (tons in millions)(4)(5)	4,275	4,365	4,365	4,372	4,411	4,461	4,705	4,755
Number of mining complexes (at period end)	22	27	27	23	23	22	24	25
Gas
Gross sales volume produced (in billion cubic feet)(4)	47.20	38.76	20.12	16.21	34.00	16.23	3.05	6.03
Average sale price ($ per mmbtu)(4)	$3.22	$4.10	$2.67	$4.80	$5.27	$3.06	$2.07	$2.34
Average costs ($ per mmbtu)(4)	$2.34	$2.63	$2.35	$2.32	$2.58	$1.80	$2.31	$2.09
Net estimated proved reserves (in billion cubic feet)(4)(6)	1,103	1,176	1,176	730	781	747	467	470

CASH FLOW STATEMENT DATA	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
(In thousands)	2002	2001	2001	2000	2001	2000	1999	1998
Net cash provided by operating activities	$329,556	$347,356	$93,084	$181,568	$435,839	$295,028	$84,995	$395,313
Net cash used in investing activities	(339,936)	(114,160)	(11,598)	(131,078)	(233,321)	(299,554)	(100,790)	(235,918)
Net cash provided by (used in) financing activities	6,315	(228,184)	(82,529)	(48,419)	(194,074)	(10,852)	8,069	(146,898)

OTHER FINANCIAL DATA
(In thousands)
Capital expenditures	$295,235	$267,698	$162,862	$109,163	$213,999	$142,598	$105,099	$254,515
EBIT(7)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438	250,089
EBITDA(7)	261,643	437,918	117,907	185,313	505,324	406,042	189,675	488,673
Ratio of earnings to fixed charges(8)	—	4.59	—	1.85	4.54	2.70	2.19	4.93

(1)	See Note 27 of Notes to Consolidated Financial Statements for sales and freight by operating segment.

(2)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 105,463 and 292,736 for the twelve months ended December 31, 2002 and 2001; 220,314 and 82,187 for the six months ended December 31, 2001 and 2000; and 204,335 and 1,750 for twelve months ended June 30, 2001 and 2000. There were no dilutive employee or non-employee director stock options for any of the previous periods presented.

(3)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 2.5 million tons in the twelve months ended December 31, 2002, 2.8 million tons in the twelve months ended December 31, 2001, 1.3 million tons in the six months ended December 31, 2001, 1.5 million tons in the six months ended December 31, 2000, 2.7 million tons in the twelve months ended June 30, 2001, 3.5 million tons in the twelve months ended June 30, 2000, 3.9 million tons in the twelve months ended June 30, 1999, 2.2 million tons in the six months ended June 30, 1999, and 3.2 million tons for the twelve months ended December 31, 1998. Sales of coal produced by equity affiliated were 1.6 million tons in the twelve months ended December 31, 2002, 1.6 million tons in the twelve months ended December 31, 2001, 0.9 million tons in the six months ended December 31, 2001 and 0.7 million tons in the twelve months ended June 30, 2001 that were produced by equity affiliates. No sales from equity affiliates occurred in previous periods presented.

(4)	For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, Line Creek Mine and Glennies Creek Mine are reported as equity affiliates for the December 31, 2002 period. Line Creek Mine was also reported as an equity affiliate for the December 31, 2001 and June 30, 2001 periods. No other periods have coal equity affiliates. For gas, Pocahontas Gas Partnership accounts for the majority of the information reported as an equity affiliate for approximately eight months in the December 31, 2001 period and for the entire year of the previous periods presented.

(5)	Represents proved and probable reserves at period end.

(6)	Represents proved developed and undeveloped gas reserves at period end.

(7)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
(In thousands)	2002	2001	2001	2000	2001	2000	1999	1998
Net Income	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039	$174,637
Add: Interest Expense	46,213	43,356	16,564	30,806	57,598	55,289	30,504	48,138
Less: Interest Income	(5,738)	(5,990)	(3,734)	(2,561)	(4,817)	(5,671)	(2,226)	(10,531)
Less: Interest Income included in Export Sales Excise Tax Resolution	(1,282)	(26,406)	(4,658)	—	(31,064)	—	—	—
Add: Income Taxes	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121	37,845

Earnings Before Interest and Taxes (EBIT)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438	250,089
Add: Depreciation, Depletion and Amortization	262,873	243,588	120,039	119,723	243,272	249,877	121,237	238,584

Earnings Before Interest, Taxes and Depreciation, Depletion and Amortization	$261,643	$437,918	$117,907	$185,313	$505,324	$406,042	$189,675	$488,673

(8)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the twelve months ended December 31, 2002, fixed charges exceeded earnings by $30.6 million. For the six months ended December 31, 2001, fixed charges exceeded earnings by $20.4 million.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

General

CONSOL Energy incurred a loss before income tax of $40.4 million and realized income tax benefits of $52.1 million, resulting in net income for 2002. CONSOL Energy’s net income was $12 million for the twelve month period ended December 31, 2002. This was a 92.3% decline from the net income of $151 million for the twelve month period ended December 31, 2001.

Total coal sales for the twelve months ended December 31, 2002 were 67.3 million tons, including our portion of sales by equity affiliates, of which 64.8 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal, including coal sold from inventories and produced by equity affiliates. This compares with total coal sales of 76.5 million tons for the twelve months ended December 31, 2001, of which 73.7 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal including coal sold from inventories and produced by equity affiliates. Demand for coal was weak due to the continued sluggish United States economy and the lingering effect of higher than normal customer inventory levels. The decrease in tons sold was also due to the deferral of shipments by our customers during the year to later periods and reduced volumes from requirements contracts.

Production from CONSOL Energy operations, including our percentage of the production from equity affiliates, was 66.2 million tons during the twelve months ended December 31, 2002 and 73.7 million tons for the twelve months ended December 31, 2001. Lower production levels were the result of the announced plan to reduce production by seven to eight million tons from planned output for 2002 in order to match anticipated demand. The following mines were idled during the period to implement reduction:

Mine	Date Idled	Date Production Resumed
McElroy	May 1, 2002	August 5, 2002
Blacksville #2	June 17, 2002	July 17, 2002
Robinson Run	June 17, 2002	July 18, 2002
Mine 84	June 17, 2002	July 22, 2002
Mahoning Valley	June 17, 2002	November 1, 2002
Humphrey	June 17, 2002	August 13, 2002
VP#8	June 17, 2002	July 15, 2002
Shoemaker	June 24, 2002	August 26, 2002
Rend Lake	July 8, 2002	Anticipated to remain idle until market conditions support reopening

In addition, the Humphrey, Meigs, Windsor, Muskingum and Dilworth Mines closed permanently in the year ended December 31, 2002. The Loveridge Mine was idled on May 28, 2001 and development work began in the fourth quarter 2002.

Sales of coalbed methane gas, including our share of the sales from equity affiliates, increased 21.8% to 47.2 billion cubic feet in the 2002 period from 38.8 billion cubic feet in the 2001 period. The increased sales volume is primarily due to higher production and sales volumes as a result of the purchase of the remaining 50% interest in the Pocahontas Gas Partnership on August 22, 2001. Our average sales price for coalbed methane gas, including our portion of sales from equity affiliates, was $3.22 per million British thermal units in the 2002 period compared with $4.10 per million British thermal units in the 2001 period. The decrease in average sales price was primarily due to reduced demand for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in higher levels of gas in storage in the beginning of the 2002 period compared to the 2001 period. Approximately 85% of our anticipated 2003 production of 52-54 billion cubic feet has been sold at a price of $4.01 per million British thermal unit.

In March 2002, our 50% joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, completed an 88-megawatt, gas-fired electricity generating facility which was placed into commercial service on June 25, 2002. The facility has operated for 34,540 megawatt hours and did not have a significant effect on earnings in the 2002 period.

Effective June 5, 2002, CONSOL Energy’s Board of Directors appointed PricewaterhouseCoopers LLP to serve as the Company’s independent accountant. PricewaterhouseCoopers LLP serves as the independent accountant for RWE AG, a multi-utility holding group headquartered in Essen, Germany, which owns approximately 74 percent of CONSOL Energy’s common stock. PricewaterhouseCoopers LLP replaced Ernst & Young LLP as the Company’s independent accountant.

CONSOL Energy continues to convert to a new integrated information technology system provided by SAP AG to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will continue to be implemented in stages through 2003 at an estimated total cost of $53 million, $32 million of which has already incurred.

Change in Fiscal Year

CONSOL Energy changed its fiscal year from a fiscal year ending June 30 to a calendar year ending December 31. CONSOL Energy had a transitional fiscal period ending December 31, 2001. CONSOL Energy’s first full fiscal year ending December 31 was the year that started January 1, 2002 and ended December 31, 2002. CONSOL Energy undertook this change in order to align its fiscal year with that of RWE AG, its majority shareholder.

Results of Operations

Twelve Months Ended December 31, 2002 compared with Twelve Months Ended December 31, 2001 (unaudited)

Net Income

CONSOL Energy’s net income for the twelve months ended December 31, 2002 was $12 million compared with $151 million for the twelve months ended December 31, 2001. Pre-tax income for the 2001 period was $183.4 million including $118.1 million related to the recognition of the export sales excise tax resolution. CONSOL Energy had a pre-tax loss of $40.4 million in the 2002 period. Lower net income for 2002 was also the result of a 9 million ton reduction in volumes of company produced coal sold. The decrease in tons sold was due primarily to lower demand for coal in the 2002 period. Demand was weak primarily due to the continued sluggish United States economy and the lingering effect of higher than normal customer inventory levels. The decrease in tons sold was also due to the deferral of shipments by our customers during the year to later periods and reduced volumes from requirements contracts. Decreases in net income also resulted from lower average sales prices per million British thermal unit of coalbed methane gas sold in the 2002 period compared to the 2001 period. The average sales price was $3.22 per million British thermal units for the year to date 2002 period, a $0.66, or 17.0% decrease compared to the $3.88 per million British thermal unit in the 2001 period. The decrease in average sales price was primarily due to reduced demand for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in high levels of gas in storage. These decreases were offset, in part, by income tax benefits recognized in the 2002 period compared to tax expense recognized in the 2001 period. The income tax benefit was due mainly to a pre-tax loss for the 2002 period compared to pre-tax income in the 2001 period without a comparable reduction in percentage depletion tax benefits. Decreases in net income were also offset, in part, by higher volumes of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Gas sales volumes were 46.9 billion cubic feet in the 2002 period, a 44.5%, or 14.5 billion cubic feet increase from the 2001 period. Average sales price per ton of company produced coal sold also increased which offset, in part, the reduction to net income. The average sales price for company produced coal was $26.80 in the 2002 period compared to $24.88 in the 2001 period. The increase of $1.92, or 7.7%, reflects the higher prices negotiated in 2001’s more favorable coal market.

Revenue

Sales decreased $92 million, or 4.4% to $2,003 million for the twelve months ended December 31, 2002 from $2,095 million for the twelve months ended December 31, 2001.

Revenues from the sale of company produced coal decreased $101 million, or 5.6%, to $1,694 million in the 2002 period from $1,795 million in the 2001 period. The decrease in company produced coal sales revenues was due mainly to a decrease in the volume of company produced coal sold. Produced coal sales volumes were 63 million tons in the 2002 period, a 9 million ton, or 12.4%, decline from the 72 million tons sold in the 2001 period. The decrease in tons sold was due primarily to lower demand for coal in the 2002 period. Demand was weak primarily due to the continued sluggish United States economy and the lingering effect of higher than normal customer inventory levels. The decrease in tons sold was also due to the deferral of shipments by our customers during the year to later periods and reduced volumes from requirements contracts. The decrease in tons sold was offset, in part, by increases in the average sales price per ton of company produced coal sold. The average sales price for company produced coal was $26.80 in the 2002 period compared to $24.88 in the 2001 period. The increase of $1.92, or 7.7%, reflects the higher prices negotiated in 2001’s more favorable coal market.

Revenues from the sale of industrial supplies decreased $22 million, or 25.0%, to $64 million in the 2002 period from $86 million in the 2001 primarily due to reduced sales volumes. During the fiscal year ended June 30, 2001, the physical assets and operations associated with 18 industrial and store management sites were sold. The sale did not have a material impact on CONSOL Energy’s financial position, results of operations or cash flow. Fairmont Supply continues to operate 12 service centers.

These decreases in revenues were partially offset by increased revenues from the sale of coalbed methane gas. Revenues from the sale of gas increased $25 million, or 20.2% to $147 million in the 2002 period from $122 million in the 2001 period. The increase was due mainly to higher volumes of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Sales volumes were 46.9 billion cubic feet in the 2002 period, a 44.5%, or 14.5 billion cubic feet increase from the 2001 period. The increase in sales volumes were offset, in part, by lower average sales prices in the 2002 period compared to the 2001 period. The average sales price was $3.22 per million British thermal units for the year to date 2002 period, a $0.66, or 17.0% decrease compared to the $3.88 per million British thermal unit in the 2001 period. The decrease in average sales price was primarily due to reduced demand for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in higher levels of gas in storage in the beginning of the 2002 period compared to the 2001 period.

Revenues from the sale of purchased coal increased $5 million, or 6.9%, to $83 million in the 2002 period from $78 million in the 2001 period primarily due to increased average sales prices. The average sales price per ton of purchased coal increased $5.39, or 19.2%, to $33.50 in the 2002 period compared to $28.12 in the 2001 period. The increase in price per ton reflects the higher prices negotiated in 2001’s more favorable coal market. This increase was offset, in part, by reduced sales volumes. Sales volumes decreased 0.3 million tons, or 10.3%, to 2.5 million tons in the 2002 period compared to 2.8 million tons in the 2001 period. The decrease in tons sold was due primarily to lower demand for coal in the 2002 period. Demand was weak primarily due to the continued sluggish United States economy and the lingering effect of higher than normal customer inventory levels.

Freight revenue, outside and related party, decreased $25 million, or 15.5%, to $134 million in the 2002 period from $159 million in the 2001 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $46 million in the 2002 period compared to $65 million in the 2001 period. The decrease of $19 million, or 29.0%, was primarily due to the $21 million reduction in equity in earnings of affiliates. This was mainly due to the August 22, 2001 purchase of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. As a result of the acquisition, CONSOL Energy owns 100% of these entities and began to account for them as fully consolidated subsidiaries. Before the acquisition, CONSOL Energy accounted for these companies using the equity method. Other income also decreased by $5 million as a result of various transactions that occurred throughout both periods, none of which was individually material. These decreases in other income was offset, in part, by a $7 million income adjustment related to a coal contract settlement CONSOL Energy received in the 2002 period.

Costs

Cost of Goods Sold and Other Operating Charges decreased $43 million, or 2.7%, to $1,543 million in the 2002 period from $1,586 million in the 2001 period.

Cost of goods sold for company produced coal decreased $42 million, or 3.4% to $1,197 million in the 2002 period from $1,239 million in the 2001 period. The decrease was primarily due to a 12.4% decrease in the volume of company produced coal sold. The decrease in tons sold was due primarily to lower demand for coal in the 2002 period. Demand was weak primarily due to the continued sluggish United States economy, and the lingering effect of higher than normal customer inventory levels. The decrease in tons sold was also due to the deferral of shipments by our customers during the year to later periods and reduced volumes from requirements contracts. The reduced cost of goods sold and other charges related to volume, was offset, in part, by a 10.3% increase in the cost per ton sold of company produced coal. The increase in cost primarily relates to employee benefit costs and supply costs. The rise in employee benefit costs is primarily due to increased medical costs and increased post employment benefit costs. Post employment benefit costs are calculated actuarially and have increased due to changes in assumptions, including discount rate and mortality tables used in this calculation. (See “Critical Accounting Policies” for a discussion of Other Post Employment Benefits.)

Cost of goods sold for industrial supplies decreased $23 million, or 24.0%, to $70 million in the 2002 period from $93 million in the 2001 period. The decrease in costs is related to reduced sales volumes resulting from the sale of 18 industrial and store management sites that took place in the 2001 period. Fairmont Supply continues to operate 12 service centers.

Coal property holding costs decreased $9 million, or 66.0%, to $5 million in the 2002 period from $14 million in the 2001 period. The decrease was primarily due to leasehold surrenders that occurred in the 2001 period.

These decreases in cost of goods sold and other costs were offset, in part, by increased cost of goods sold for gas operations. Gas operations cost of goods sold increased $9 million, or 15.8%, to $65 million in the 2002 period from $56 million in the 2001 period. The increase was due mainly to a 44.5% increase in the volume of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. The increase in volume was offset, in part, by a $0.35, or 19.9% reduction in the cost per million British thermal units sold. The average cost per million British thermal units sold was $1.40 in the 2002 period compared to $1.75 in the 2001 period. The decrease was primarily due to a decrease in the cost of gob well drilling and lower royalty expense. Gob wells are drilled in previously mined areas of underground coal mines. Royalty expenses decreased primarily due to the 17.1% decrease in average sales price per British thermal unit in the 2002 period compared to the 2001 period.

Cost of goods sold for closed and idled mine costs increased $14 million, or 21.7%, to $79 million in the 2002 period from $65 million in the 2001 period. The increase is primarily due to $32 million related to locations that were closed or idled during a portion of the 2002 period that were in operation during the 2001 period. This increase was offset, in part, by a decrease of $18 million related to mine closing and reclamation liability adjustments as a result of updated engineering survey adjustments for closed and idled locations. Survey adjustments resulted in $16 million of expense recognized in the 2001 period compared to $2 million of income in the 2002 period.

Cost of goods sold for purchased coal increased $4 million, or 5.4%, to $80 million in the 2002 period from $76 million in the 2001 period. The increased costs were primarily due to an increase of $4.79, or 17.5%, in the average cost per ton of purchased coal, offset, in part, by a decrease of 0.3 million tons, or 10.3%, decrease in the volume of purchased tons sold. The average cost per ton of purchased coal was $32.16 in the 2002 period compared to $27.37 in the 2001 period.

Miscellaneous cost of goods sold and other operating charges increased $4 million, or 7.9%, to $47 million in the 2002 period from $43 million in the 2001 period. The increase is due mainly to $14 million of equipment removal cost in the 2002 period compared to $9 million in the 2001 period. The increase in the 2002 period was also due to $4 million of contribution expense related to the donation of property to The Conservation Fund and $2 million of expense to recognize an allowance for doubtful accounts related to trade receivables. Bank fees also increased $2 million in the 2002 period related to the renegotiation of our revolving credit facility. The new facility replaces the previous agreement, which expired on September 20, 2002 and allows for an aggregate of $485 million of commercial paper principal and letters of credit to be issued. Miscellaneous cost of goods sold and other operating charges also increased $9 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material. These increases in cost of goods sold and other charges were offset, in part, by an $18 million reduction in incentive compensation expense. Expense for this item was reduced in the 2002 period because performance targets for 2002 were not achieved.

Freight expense decreased $25 million, or 15.5%, to $134 million in the 2002 period from $159 million in the 2001 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (e.g., rail, barge or truck) used for the customers that CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased $5 million, or 7.7%, to $66 million in the 2002 period from $61 million in the 2001 period. Administrative expenses increased $4 million due to additional wages, salaries and other costs related to executive severance which occurred in the 2002 period and increased medical costs in the 2002 period. An increase of $2 million was primarily due to expenses for training, licensing fees and professional consulting related to the conversion to a new integrated information technology system provided by SAP AG to support business processes. Implementation of the system will be completed in 2003 at an estimated total cost of $53 million, a portion of which is to be capitalized. These increases were offset, in part, by a $1 million decrease in selling costs due to the reduction of sales employees at Fairmont Supply related to the sale of 18 industrial and store management sites that took place in the 2001 period. Fairmont Supply continues to operate 12 service centers.

Depreciation, depletion and amortization expense increased $19 million, or 7.9%, to $263 million in the 2002 period compared to the $244 million in the 2001 period. The increase was primarily due to the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. In the 2002 period, these entities were reported as fully consolidated. In the 2001 period, these entities were reported on the equity basis. Depreciation and amortization also increased due to more coal assets being placed in service in the 2002 period. These increases were offset, in part, by lower financial depletion related to the reduced production levels in the 2002 period compared to the 2001 period.

Interest expense increased $3 million, or 6.6%, to $46 million in the 2002 period compared to $43 million in the 2001 period. This was due primarily to $16 million of additional interest expense related to the March 7, 2002 issuance of $250 million of 7.875% Notes due in 2012. The interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. This increase was offset, in part, by a $9 million reduction in interest expense related to commercial paper. The reduction was due primarily to a $13 million reduction in the average levels of commercial paper outstanding during the 2002 period compared to the 2001 period, along with a decrease of 2.3% per annum in average interest rates in the period to period comparison. Interest expense was also reduced $4 million due to the reduction of long-term debt through scheduled payments.

Taxes other than income increased $11 million, or 7.2%, to $172 million in the 2002 period compared to $161 million in the 2001 period. The increase was due primarily to increased black lung excise taxes, real estate and personal property taxes and state reclamation fee taxes in the 2002 period compared to the 2001 period. In the 2001 period, due to certain black lung excise taxes being declared unconstitutional, $11 million of prior year accruals, which were not paid and were no longer owed, were reversed. The increase in certain taxes was offset by $4 million due to the reduction of 7 million tons of production in the 2002 period compared to the 2001 period. Real estate and personal property taxes increased $8 million in the 2002 period compared to the 2001 period. This increase was due to $3 million of additional taxes related to the properties owned by Windsor Coal Company, Southern Ohio Coal Company, Central Ohio Coal Company, Pocahontas Gas Partnership and Cardinal States Gathering Company which were acquired in 2001. Real estate and personal property taxes also increased $1 million due to expanded permitting at our mining locations. The remaining $4 million increase in real estate and personal property taxes was related to several transactions throughout the 2002 and 2001 periods, none of which were individually material. These increases in taxes other than income were offset, in part, by a $3 million reduction in payroll taxes. The reduction in payroll taxes is primarily due to reduced employee counts as a result of several mines being idled during the 2002 period. Taxes other than income also decreased $1 million as a result of various transactions throughout the 2002 and 2001 periods, none of which were individually material.

CONSOL Energy is no longer required to pay certain excise taxes on export coal sales. We have filed claims with the Internal Revenue Service seeking refunds for these excise taxes that were determined to be unconstitutional and were paid during the period 1991 through 1999. During the 2001 period, we recognized $92 million of pre-tax earnings net of other charges and $26 million of interest income related to these claims. During the 2002 period, we recognized $1 million of interest income related to these claims. In the 2002 period, $4 million has been collected on these claims. A $93 million receivable remains in Other Receivables at December 31, 2002.

Income Taxes

Income taxes represent a $52 million benefit in the 2002 period compared to $32 million of expense in the 2001 period. The decrease in tax expense was due mainly to a pre-tax loss of $40 million in the 2002 period compared to pre-tax income of $183 million in the 2001 period without a comparable reduction in percentage depletion tax benefits. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion. The effective rate was 128.9% in the 2002 period compared to 17.5% in the 2001 period. Income taxes were also reduced due to adjusting the provision for income taxes at the time the returns are filed. These adjustments decreased income tax expense by $4 million in the 2002 period and increased income tax expense $1 million for the 2001 period. In the 2002 period, CONSOL Energy also received a $2 million federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997.

Six Months Ended December 31, 2001 compared with Six Months Ended December 31, 2000 (unaudited)

Net Income

CONSOL Energy’s net income for the six months ended December 31, 2001 was $1 million compared with $34 million for the six months ended December 31, 2000. The decrease of $33 million was primarily due to lower prices for natural gas caused by general market declines and higher cost per ton of produced coal mined caused principally by adverse mining conditions and mechanical problems. The effects of lower prices for natural gas and higher coal production costs were offset, in part, by a reduction in income tax expense due to a pre tax loss in the 2001 transitional period along with changes in percentage depletion allowances and higher volumes of gas sold.

Revenue

Sales decreased $28 million, or 2.8% to $964 million for the six months ended December 31, 2001 from $992 million for the six months ended December 31, 2000.

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

Revenues from the sale of industrial supplies decreased $30 million, or 46.5%, to $34 million in the 2001 transitional period from $64 million in the 2000 six month period. The decrease was due primarily to the sale of the physical assets, inventory and operations associated with 18 industrial and store management sites during the 2000 six month period. The sale did not have a material impact on CONSOL Energy’s financial position, results of operations or cash flow.

These decreased revenues were partially offset by increased revenues from the sale of company produced coal. Revenues from the sale of company produced coal increased $14 million, or 1.7%, to $836 million in the 2001 transitional period from $822 million in the 2000 six month period. The increase in produced coal sales revenues was due mainly to an increase of $1.62, or 6.9%, in the average sales price per ton sold. The average sales price was $25.07 in the 2001 transitional period compared to $23.45 in the 2000 six month period. The increase in average sales price was due primarily to demand increases and low inventory levels at coal producers. The increase in average sales price was partially offset by a 2 million ton, or 4.8%, decrease in the volume of produced tons sold in the 2001 transitional period compared to the 2000 six month period. Produced coal sales volumes were 33 million tons in the 2001 transitional period compared to 35 million tons in the 2000 six month period. The decreased sales volumes were due primarily to the decline in production as a result of the suspension of longwall production at Mine 84 early in July 2001. Mine 84 restarted longwall production in early December 2001 at production levels equal to full production levels in the months before production problems were encountered. This start was approximately one month earlier than originally projected. Production shortages were encountered at several other CONSOL Energy mines due to mechanical and geological difficulties. These production declines were offset by the production at several of the mines acquired from American Electric Power on July 2, 2001.

Revenues from the sale of purchased coal decreased $4 million, or 7.7%, to $40 million in the 2001 transitional period from $51 million in the 2000 six month period. Sales volumes decreased 11.9% to 1.3 million tons in the 2001 transitional period from 1.5 million tons in the 2000 six month period. The decreased volumes were partially offset by a 4.8% increase in the price per ton of purchased coal sold. The average sales price per ton of purchased coal was $29.84 in the 2001 transitional period compared to $28.49 in the 2000 six month period.

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

Costs

Cost of Goods Sold and Other Operating Charges increased $31 million, or 4.2%, to $761 million in the 2001 transitional period from $730 million in the 2000 six month period.

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

Cost of goods sold for purchased coal remained consistent at $40 million in the 2001 transitional period compared to the 2000 six month period.

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

Selling, general and administrative expenses decreased $2 million, or 5.7%, to $31 million in the 2001 transitional period from $33 million in the 2000 six month period. The decrease was due primarily to decreased professional consulting fees. Professional consulting fees were reduced due to the completion of the review of business processes and information technology systems supporting those processes that took place in the 2000 period.

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

Twelve Months Ended June 30, 2001 compared with Twelve Months Ended June 30, 2000

Net Income

CONSOL Energy’s net income for the year ended June 30, 2001 was $184 million compared with $107 million for the year ended June 30, 2000. The increase of $77 million was primarily due to the resolution of claims by CONSOL Energy related to export sales excise taxes that were declared unconstitutional. Also, net income increased due to increased gas sales volumes and prices, a reversal of accruals for export sales excise taxes which are no longer owed, and the completion of the restructuring program. These increases to net income were partially offset by increased income tax expense primarily due to higher pretax earnings and loss of percentage depletion benefits, reduced revenues from coal sales primarily due to reduced sales volumes, and higher production costs due mainly to adverse geological conditions at Mine 84.

Revenue

Sales increased $28 million, or 1.4%, to $2,123 million for the 2001 period from $2,095 million for the 2000 period.

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

Revenues from the sale of produced coal decreased by $5 million, or 0.3%, to $1,781 million in the 2001 period from $1,786 million in the 2000 period. Produced Coal sales volumes were 73.8 million tons in the 2001 period, a decrease of 1.4 million tons, or 1.9%, from the 75.2 million tons sold in the 2000 period. This was primarily due to lower production at Mine 84 resulting from adverse geological conditions in the 2001 period. In the quarter ended December 31, 2000 and continuing throughout the remainder of the fiscal year ended June 30, 2001, Mine 84 encountered a sandstone intrusion in the coal seam that ran across several longwall coal panels. Because sandstone is harder than coal, mining advance rates were slowed for both longwall and continuous mining machines. Production for Mine 84 was 2.2 million tons in the 2001 period compared to 5.7 million tons for the 2000 period. Production in the quarter ended June 30, 2001 was 0.6 million tons compared to 0.3 million tons in the quarter ended March 31, 2001. Average sales prices increased 1.6% to $24.12 per ton for the 2001 period from $23.74 per ton for the 2000 period. The increase in average sales price was due primarily to demand increases and low inventory levels at both our mines and at our customers’ power stations.

Revenues from the sale of purchased coal decreased by $22 million, or 21.4%, to $81 million in the 2001 period from $103 million in the 2000 period. Sales volumes of Purchased Coal were 2.7 million tons in the 2001 period, a decrease of 0.8 million tons, or 21.2%, compared to the 3.5 million tons sold in the 2000 period. The decrease in tons sold primarily reflects a renegotiated contract that allows company-produced coal to be shipped in the 2001 period instead of coal purchased from third parties which was required to be shipped under the contract in the 2000 period. Average sales prices of coal that we purchased remained consistent.

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

Costs

Cost of goods sold and other operating charges increased 3.7% to $1,555 million in the 2001 period compared to $1,499 million in the 2000 period.

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

Purchased coal costs decreased 24.4% to $76 million in the 2001 period from $100 million in the 2000 period. The $24 million decrease was due to a 21.2% decrease in tons sold. The decrease in tons sold primarily reflects a renegotiated contract that allows company-produced coal to be shipped in the 2001 period instead of coal purchased from third parties which was required to be shipped under the contract in the 2000 period.

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

Cost of goods sold for closed and idle mine costs increased 21.5% to $60 million in the 2001 period from $49 million in the 2000 period. The $11 million increase was primarily due to the increased costs related to the preparation for the reopening of Loveridge Mine in the 2001 period in order to mine the remaining longwall panel. The longwall panel was mined out and Loveridge was again idled. Idle mine costs were then incurred to recover, refurbish and redeploy the longwall to another CONSOL Energy mine. Closed and idle mine costs also increased due to engineering survey adjustments related to mine closing and reclamation. In the 2000 period, we incurred costs related to the initial idling or closing of the Powhatan, VP#8 and Ohio #11 Mines that were not repeated during the 2001 period.

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

Other Post Employment Benefits

CONSOL Energy provides retiree health benefits to employees that retire with at least 10 years of service and have attained age 55. Our retiree health plans provide health benefits to approximately 11 thousand of our former employees and were partially funded in 2002 by trusts that were exhausted late in 2002 leaving these benefits unfunded for 2003.

After our review, various actuarial assumptions, including discount rate, expected trend in health care costs and per capita costs, are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plan. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate at which the Other Post Employment Benefit liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2002, the discount rate was determined to be 6.75% per annum. The discount rate for the six months ended December 31, 2001 and the twelve months ended June 30, 2001 was determined to be 7.25% per annum. Significant changes to interest rates for the rates of returns on instruments that could be used to settle the actuarily determined plan obligations introduce substantial volatility to our costs.

Per capita costs on a per annum basis for Other Post Retirement Benefits were assumed to be $3,633 at December 31, 2002. This was a 13.0% increase over the per capita cost on a per annum basis at December 31, 2001. If the actual increase in per capita cost of medical services or other post retirements benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted annually, which could have a significant effect on the costs and liabilities recognized in the financial statements. The estimated liability recognized in the financial statements at December 31, 2002 was $1.5 billion compared to $1.4 billion at December 31, 2001.

Coal Workers’ Pneumoconiosis

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate which the Coal Workers’ Pneumoconiosis liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2002 the discount rate was 6.75% per annum. The discount rate for the six months ended December 31, 2001 and the twelve months ended June 30, 2001 was 7.25% per annum. Significant changes to any of these assumptions introduce substantial volatility to our costs. The estimated liability at December 31, 2002, was $120.6 million compared to $35.8 million at December 31, 2001. Due to the negative return on plan assets, the difference in the accumulated benefit obligation and the plan assets at December 31, 2002 of approximately $150 million was recognized as a minimum pension liability. At December 31, 2001 the minimum pension liability was approximately $62 million.

Workers’ Compensation

Workers’ Compensation is a system by which individuals who sustain employment related physical or mental injuries are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ Compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy accrues for this type of liability by recognizing cost when the event occurs that gives rise to the obligation, i.e., when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability CONSOL Energy utilizes the services of third party administrators in various states in which we do business to determine the liability that exists for workers’ compensation. These third parties provide information that facilitates the estimation of the liability based on their knowledge and experience concerning similar past events. The estimated liability recognized in the financial statements at December 31, 2002, including the current portion, was approximately $317 million compared to $322 million at December 31, 2001.

Reclamation and Mine Closure Obligations

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $391 million at December 31, 2002. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

We have reviewed the impacts of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) on the accounting treatment of reclamation, mine closing and gas well closing. This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis.

Effective January 1, 2003, CONSOL Energy will adopt SFAS No. 143. CONSOL Energy is anticipating the effect to be a gain of approximately $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59 million, and total liabilities will increase approximately $51 million. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Previous accounting standards generally used the units of production method to match estimated retirement costs with the revenues generated by the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units of production basis, whereas the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying assets, the impact on net income in the near term is not expected to be material.

Contingencies

CONSOL Energy is currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel involved in the defense of these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Deferred Taxes

CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2002, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $513 million. The deferred tax assets are evaluated annually to determine if a valuation allowance is necessary. To date, no valuation allowance has been recognized because CONSOL Energy has determined that it is more likely than not that these deferred tax assets will be realized.

The purchase price allocation for the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company was completed in the twelve months ended December 31, 2002. As a result, the $174 million of deferred tax assets initially recorded in the preliminary purchase price allocation was reversed. The change in the purchase price allocation is reflected in the 2002 balance sheet. See Note 2 of the Notes to the Consolidated Financial Statements.

Realization of our deferred tax assets is principally dependent upon our achievement of projected future non-coal mining taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to continue to successfully execute our business strategy and other factors. These changes, if any, may require possible valuation allowances to be recognized. These allowances could materially impact net income.

Coal and Gas Reserve Values

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. The majority of our gas reserves have been reviewed by independent experts. None of our coal reserves have been reviewed by independent experts. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

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

Certain Trends and Uncertainties

In addition to the trends and uncertainties described in Item I of this Annual Report on Form 10-K under “Coal Operations–Competition,” “Gas Operations–Competition” and “Regulations” and in Critical Accounting Policies and elsewhere in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” CONSOL Energy is subject to the trends and uncertainties set forth below.

We have a significant amount of debt compared to our stockholders’ equity, which limits our flexibility, imposes restrictions on us and could hinder our ability to compete and meet future capital and liquidity needs.

We are highly leveraged. At December 31, 2002, we had outstanding approximately $701 million in aggregate principal amount of indebtedness, including capital leases, and total stockholders’ equity of $162 million.

The degree to which we are leveraged could have important consequences to us, including the following:

•	a substantial portion of our cash flow must be used to pay interest on our indebtedness and therefore is not available for use in our business;

•	our high degree of indebtedness increases our vulnerability to changes in general economic and industry conditions;

•	our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or other purposes could be impaired;

•	because some of our borrowings are short-term or at variable rates of interest, we are vulnerable to interest rate fluctuations, which could result in our incurring higher interest expenses if interest rates increase;

•	our failure to comply with covenants and restrictions contained in the terms of our borrowings could lead to a default which could cause all or a significant portion of our debt to become immediately payable; and

Stockholders’ equity was reduced by comprehensive losses of approximately $56 million in 2002 and $37 million in 2001. These losses relate primarily to minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Comprehensive losses are calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. We cannot predict whether we will be required to recognize such losses in the future. Further comprehensive losses would erode our stockholders’ equity and possibly preclude our paying dividends, which likely would adversely affect our stock price.

In recent periods our operating results have deteriorated and we may incur losses in future periods.

Although we reported net income for each of the twelve months ended December 31, 2002, the six months ended December 31, 2001 and the twelve months ended June 30, 2001, net income was attributable to income tax benefits in the periods ended December 31, 2002 and 2001 and benefited substantially from export sales excise tax resolution in the twelve months ended June 30, 2001. For the twelve months ended December 31, 2002 and the six months ended December 31, 2001, we incurred losses before income tax benefits of $40.4 million and $19.6 million. Our recent results reflect a number of factors, including the continued sluggish U.S. economy and the lingering effects of higher than usual customer inventory levels. These and other conditions beyond our control could continue to affect our business and we may incur losses in the future.

We may be unable to comply with restrictions imposed by our credit facilities and other debt agreements, which could result in a default under these agreements.

Our credit facility imposes a number of restrictions on us. For example, it contains financial and other covenants that create limitations on our ability to, among other things, borrow the full amount under our credit facilities, incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These financial covenants include a funded debt ratio that requires that we maintain a ratio of total Indebtedness for Borrowed Money as of the last day of each quarter to total earnings before interest, taxes, depreciation and amortization and excluding any extraordinary gains or losses for the four quarters ended on that date of not more than 3 to 1 and a ratio for the last four consecutive quarters of total earnings before interest, taxes, depreciation and amortization and excluding any extraordinary gains or losses to total interest payable (including amortization of debt discount) on Indebtedness for Borrowed Money of not less than 4.5 to 1. Our ability to comply with these restrictions depends upon our operating results, which recently have deteriorated from earlier periods and which continue to be affected by the sluggish economy and other events beyond our control. As a result, we may be unable to comply with these covenants and other restrictions in our credit facility. A failure to comply with these restrictions could adversely affect our ability to borrow under our credit facilities or result in an event of default under these agreements. In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek an amendment to our debt agreements which could make the terms of these agreements more onerous for us. Failure to comply with these restrictions, even if waived by our bank lenders, also could adversely affect our credit ratings, which could increase the costs of debt financings to us and impair our ability to obtain additional debt financing.

We cannot be certain that we will maintain our competitive position because coal and gas markets are highly competitive and are affected by factors beyond our control.

We compete with coal producers in various regions of the United States for domestic sales, and we compete both with domestic and foreign coal producers for sales in international markets. Demand for our coal by our principal customers is affected by the price of competing coal and alternative fuel supplies, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power. We sell coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition.

A significant decline in the prices we receive for our coal and gas could adversely affect our operating results and cash flows.

Our results of operations are highly dependent upon the prices we receive for our coal and gas, which are closely linked to consumption patterns of the electric generation industry and certain industrial and residential patterns where gas is the principal fuel. For example, in calendar years 1998 and 1999, demand for coal decreased because of the warm winters in the northeastern United States. This resulted in increased inventories that caused pricing decreases in 1999. Substantially all of our natural gas production is sold at market sensitive prices. Prices for natural gas are subject to volatile trading patterns. Extended or substantial price declines for coal or gas would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations.

We may not be able to produce sufficient amounts of coal to fulfill our customers’ requirements, which could harm our customer relationships.

We may not be able to produce sufficient amounts of coal to meet customer demand, including amounts that we are required to deliver under long-term contracts. Our inability to satisfy our contractual obligations could result in our customers initiating claims against us. Our inability to satisfy demand could otherwise harm our relationships with our customers.

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

During the twelve months ended December 31, 2002, approximately 82% of the coal we produced was sold under contracts with terms of one year or more. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, and includes our production costs and other factors. Price changes, if any, provided in long term supply contracts are not intended to reflect our cost increases, and therefore increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. If a substantial portion of our long-term contracts are modified or terminated, we would be adversely affected to the extent that we are unable to find other customers at the same level of profitability. As a result, we cannot assure you that we will be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) or that they will contribute to our profitability.

We depend on two customers for a significant portion of our revenues and the loss of one or both of these customers could adversely affect us.

During the twelve months ended December 31, 2002, Allegheny Energy accounted for approximately 15% of our total revenue and American Electric Power accounted for approximately 11% of our total revenue. Our business and operating results could be adversely affected if either one of these customers does not continue to purchase the same amount of coal or gas as it has purchased from us in the past or on terms, including pricing, it has under existing agreements.

Some of our long-term contracts require us to supply all of our customers’ coal needs. If these customers’ coal requirements decline, our operating results may be adversely affected.

We have requirements contracts with certain customers which require us to supply all of those customers’ coal needs but allow the customers to defer or vary the amount of coal that they accept. During 2002, the reduction in the amount required by certain of these customers contributed to the reduction in our earnings when we could not find alternative customers at the same price and volume levels. If these or other customers with requirements contracts need less coal in the future, it could adversely affect our operating results.

The creditworthiness of our customer base has declined.

Our ability to receive payment for coal or gas sold depends on the creditworthiness of our customers. In general, the creditworthiness of our customers has declined. If this trend were to continue, the number of customers with acceptable credit profiles could decline.

We may not be able to accomplish acquisitions effectively, which requires us to outbid competitors, obtain financing on acceptable terms and integrate acquired operations

The energy industry is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for acquisitions. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, future acquisitions may not be available to us on attractive terms. Our ability to consummate any acquisition will be subject to various conditions, including the negotiation of satisfactory agreements and obtaining necessary regulatory approvals and financing. Once any acquisition is completed, we may not be able to achieve expected operating benefits through cost reductions, increased efficiency and integration with our existing operations. As a result, our operating results may be adversely affected.

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

Coal mining is subject to conditions or events beyond our control, which could cause our quarterly or annual results to deteriorate.

Our coal mining operations are predominantly underground mines. These mines are subject to conditions or events beyond our control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. These conditions or events have included:

•	variations in thickness of the layer, or seam, of coal;

•	amounts of rock and other natural materials and other geological conditions;

•	equipment failures or repair;

•	fires and other accidents; and

•	weather conditions.

We face numerous uncertainties in estimating our economically recoverable coal and gas reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. The majority of our gas reserves have been reviewed by independent experts. None of our coal reserves have been reviewed by independent experts.

Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal and gas attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual reserves.

The exploration for, and production of, gas is an uncertain process with many risks.

The exploration for and production of gas involves numerous risks. The cost of drilling, completing and operating wells for coalbed methane or other gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	pipeline ruptures or spills;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment.

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

Disruption of rail, barge and other systems which deliver our coal, or of pipeline systems which deliver our gas, or increase in transportation costs could make our coal or gas less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our coal less competitive.

The marketability of our gas production partly depends on the availability, proximity and capacity of pipeline systems owned by third parties. Unexpected changes in access to pipelines could adversely affect our operations.

Government laws, regulations and other legal requirements relating to protection of the environment and health and safety matters increase our costs of doing business and may restrict our operations.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign, authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed and control of surface subsidence from underground mining. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position. In addition, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental laws.

For example, we incur and will continue to incur significant costs associated with the investigation and remediation of environmental contamination under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and similar state statutes and have been named as a potentially responsible party at Superfund sites in the past. Our costs for these matters, which currently relate predominantly to one site, could exceed our current accruals, which were $2.9 million at December 31, 2002. The discovery of additional contaminants or the imposition of additional clean-up obligations or other liabilities could result in substantially greater costs than we have estimated.

We must obtain governmental permits and approvals for mining operations, which can be a costly and time consuming process and result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. For example, we often are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal may have on the environment. Further, private individuals and the public at large possess rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct our mining operations or to do so profitably.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards related to coal combustion. As a result, they may switch to other fuels, which would affect the volume of our sales.

Coal contains impurities, including sulfur, mercury, chlorine and other regulated elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby, reducing demand for coal as a fuel source and the volume of our coal sales. Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to low-sulfur fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the costs of delivery of our higher sulfur coals on an energy equivalent basis.

Other new and proposed reductions in emissions of mercury, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including switching to other fuels. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. For example, the Environmental Protection Agency would require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and of particulate matter emissions over the next several years. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. To the extent that any new requirements affect our customers, this could adversely affect our operations and results.

We have significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were $391 million at December 31, 2002. These obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

A recent court decision which extends prohibitions previously applicable only to surface mines to underground mines as well, could limit or even preclude our use of longwall mining and restrict the operations or require the closing of several of our underground mines.

The United States District Court for the District of Columbia in Citizens Coal Council v. Norton and the National Mining Association held that the Surface Mining Control and Reclamation Act’s prohibitions on surface coal mining within or nearby certain designated areas listed in Section 522(e) of the Act apply to underground mining beneath those areas as well. The Court’s ruling overturned the Office of Surface Mining rule interpreting the Surface Mining Control and Reclamation Act, which confirmed that certain prohibitions on surface mining do not apply to underground mining. These prohibitions would affect a number of our underground mines and particularly mines employing longwall mining. Future longwall mining of some of our coal reserves may no longer be economically feasible because the large, contiguous coal reserves needed to perform longwall mining would be continually interrupted by the blocks of coal required to be left in place to protect designated areas. The National Mining Association, the Department of Interior and Office of Surface Mining have filed a motion to stay the decision.

Federal, state and local authorities extensively regulate our gas production activities.

The gas industry is subject to extensive legislation and regulation, which is under constant review for amendment or expansion. Any changes may affect, among other things, the pricing or marketing of gas production. State and local authorities regulate various aspects of gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling, of gas properties, environmental matters, safety standards, market sharing and well site restoration. If we fail to comply with statutes and regulations, we may be subject to substantial penalties, which would decrease our profitability.

Deregulation of the electric utility industry could have unanticipated effects on our industry.

Deregulation of the electric utility industry will enable purchasers of electricity to shop for the lowest cost suppliers. If our electric power generator customers become more sensitive to long-term price or quantity commitments in a more competitive environment, it may be more difficult for us to enter into long-term contracts and could subject our revenue stream to increased volatility which may adversely affect our profitability. Deregulation of the power industry may have other consequences for our industry, such as efforts to reduce coal prices, which may have a negative effect on our operating results.

The passage of legislation responsive to the Framework Convention on Global Climate Change or similar governmental initiatives could result in restrictions on coal use.

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change which is intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The United States Senate is not expected to ratify the emissions targets. President Bush has stated that he does not support the Kyoto Protocol and has proposed an alternative to reduce United States emissions of greenhouse gases. If the Kyoto Protocol or other comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of natural gas also may affect the use of coal as an energy source.

We are subject to the federal Clean Water Act and similar state laws which impose treatment, monitoring and reporting obligations.

The federal Clean Water Act and corresponding state laws affect coal mining operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. We believe that we have obtained all permits required under the Clean Water Act and corresponding state laws and are in substantial compliance with such permits. However, there can be no assurance that new requirements under the Clean Water Act and corresponding state laws will not cause us to incur significant additional costs that adversely affect our operating results.

We have significant obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in our being required to expend greater amounts than anticipated.

We provide various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2002, the current and non-current portions of these obligations included:

•	post retirement medical and life insurance ($1.5 billion);

•	coal workers’ black lung benefits ($462 million); and

•	workers’ compensation ($317 million)

These obligations have been estimated based on assumptions, which are described in the notes to our consolidated financial statements. However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. These obligations are unfunded, except for coal workers’ black lung, which is under 10% funded. In addition, several states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

New regulations have expanded the definition of black lung disease and generally made it easier for claimants to assert and prosecute claims, which could increase our exposure to black lung benefit liabilities.

In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could significantly increase our exposure to black lung benefits liabilities.

In recent years, legislation on black lung reform has been introduced but not enacted in Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely effect our business, financial condition and results of operations.

Fairmont Supply Company, our subsidiary, is a co-defendant in various asbestos litigation cases which allege that Fairmont distributed industrial supply products containing asbestos. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to asbestos cases will not be material.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is defending against approximately 21,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

We have been informed by insurance companies that, unless provided with collateral, they no longer will issue surety bonds that we and other coal mining companies are required by law to obtain.

Various federal or state laws and regulations require us to obtain surety bonds or to provide other assurance of payment for certain of our long-term liabilities including mine closure or reclamation costs, workers’ compensation and other post employment benefits. We, along with other participants in the coal industry, have been informed by the insurance companies that they no longer will provide surety bonds for workers compensation and other post employment benefits without collateral. Although it may be possible to satisfy our obligations under these statutes and regulations, or it may be possible to satisfy the insurance companies requests for collateral, by providing letters of credit or other assurances of payment, we cannot be certain that we can obtain these or that they would not be significantly more costly than surety bonds have been or otherwise impose restrictions on us.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt-service obligations from cash generated from operations and proceeds from borrowings. A principal source of borrowing is the issuance of commercial paper. At December 31, 2002, CONSOL Energy had an aggregate principal amount outstanding of $203 million of commercial paper. In September 2002, CONSOL Energy entered into a new Senior Credit Facility that provides for an aggregate of $485 million that may be used to pay commercial paper, for issuing letters of credit and for other borrowings. This facility replaces a $400 million credit facility, which expired in September 2002. The current agreement consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.25 to 1.0 measured quarterly (3.0 to 1.0 for quarters after December 31, 2002). This ratio was 2.57 to 1.0 at December 31, 2002. In addition, we are required to maintain a ratio of twelve month trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.66 to 1.0 at December 31, 2002. At December 31, 2002, this facility had $246 million of additional capacity. At February 28, 2003, this facility had $243 million of additional capacity.

CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments and anticipated dividend payments in 2003. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

On March 7, 2002, CONSOL Energy issued $250 million principal amount of 7.875% notes due in 2012. The notes were issued at 99.174% of the principal amount and CONSOL Energy received approximately $246 million of net proceeds. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the guarantors. CONSOL Energy paid approximately $4 million for debt issuance costs related to these notes. The debt issuance costs are being amortized using the straight-line method and are included in the interest expense line on the Income Statement. In connection with the issuance of these notes, CONSOL Energy entered into a financial derivative contract that essentially fixed the underlying treasury rate (the rate upon which the interest rate for the notes was based) at 4.928% per annum. This contract resulted in a net payment of $1.3 million to CONSOL Energy. This receipt was treated as a cash flow hedge and therefore, resulted in other comprehensive income of $0.8 million (net of $0.5 million deferred tax), which will be amortized to interest income over the life of the notes.

On July 17, 2002, one of CONSOL Energy’s subsidiaries, CONSOL Energy Australia PTY Limited (CEA), along with Maitland Main Collieries (MMC), entered into a Syndicated Multi-Option Facility Agreement with Australia and New Zealand Banking Group Limited to provide project finance for development and operation of the Glennies Creek Mine located in New South Wales, Australia. CEA and MMC have equal ownership in the Glennies Creek Mine. Under the agreement, three borrowing facilities were created. In total, these facilities allow CEA to borrow up to $23 million in stages through 2005. The facilities have various payment dates through 2009. Under these agreements, CEA was required to enter into interest rate hedge contracts and foreign currency swap agreements. The LIBOR and Australian Bank Bill Rate exposure was hedged by entering into interest rate swap contracts to provide the required hedge protection of 95% of the forecasted principal outstanding until March 31, 2004. Thereafter, hedge protection of 75% of the forecasted principal outstanding is required. The market value of these contracts was a $0.9 million liability as of December 31, 2002. These contracts were treated as cash flow hedges and, therefore, resulted in other comprehensive loss of $0.6 million (net of $0.3 million deferred tax). Foreign currency swap contracts were executed on July 10, 2002 to permit CEA to purchase Australian dollars at a fixed exchange rate. CEA entered into these swaps in order to minimize exposure to foreign exchange rate fluctuations. Future swap contracts will be made in order to satisfy the requirement to provide protection of the forecasted currency exposure for a rolling two-year period. For accounting purposes, these contracts did not qualify as hedges. As a result, $0.8 million and $0.2 million of income was recorded in CONSOL Energy’s consolidated financial statements for the quarter and year ended December 31, 2002, respectively.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has also entered into a single float for fixed swap transaction that qualifies as a financial cash flow hedge which exists parallel to the underlying physical transactions. This transaction resulted in other comprehensive loss of $1.8 million (net of $1.2 million of deferred tax).

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

Cash Flows

Net cash provided by operating activities was $330 million in the twelve months ended December 31, 2002 compared to $347 million in the twelve months ended December 31, 2001. The change in net cash provided by operating activities was primarily due to decreases in net income, as previously discussed, increases in coal inventory, and a one-time workers’ compensation payment made to the state of West Virginia. These decreases to operating cash flow were offset, in part, by reduced tax payments related to the refunds received in the 2002 period due to changes in filing positions and the recognition of amounts in the 2001 period attributable to anticipated refunds for excise tax funds previously paid. Approximately $4 million of these receivables have been collected in the 2002 period and $34 million in the 2001 period.

Net cash used in investing activities was $340 million in the 2002 period compared to $114 million in the 2001 period. The change in net cash used in investing activities primarily reflects the $336 million received in the acquisition during 2001 of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, reduced by the $175 million cash expenditures for the acquisition of Line Creek Mine Joint Venture, Glennies Creek Mine Joint Venture, the remaining 50% of Pocahontas Gas Partnership and the remaining 25% of Cardinal States Gathering Company in the 2001 period. Cash used in investing activities was also increased due to $27 million of additional capital expenditures in the 2002 period compared to the 2001 period. Capital expenditures were $295 million in the 2002 period compared to $268 million in the 2001 period. Capital expenditures increased due mainly to the expansion of the McElroy preparation plant and the addition of a longwall at this mining complex. These additions were being completed in preparation of increased shipments under the sales contract with American Electric Power signed July 2001. Mines of the companies which we acquired from American Electric Power have been closed. The mines these companies control have been closed and the contract will be satisfied by coal mined from McElroy and other CONSOL Energy mines. The change in net cash used in investing activities was also due to a use of cash for investments in equity affiliates of $68 million in the 2002 period compared to $5 million in the 2001 period. This was primarily due to the $28 million in payments made to a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility and $17 million for the development of our 50% joint-venture in Glennies Creek Mine in Australia. Cash used in investing activities also changed due to cash generated by 50% of Pocahontas Gas Partnership and 25% of Cardinal States Gathering Company through August 22, 2001 when these entities were accounted for on the equity method. The remaining 50% of Pocahontas Gas Partnership and the remaining 25% of Cardinal States Gathering Company were purchased on this date and these entities became fully consolidated.

Net cash provided by financing activities was $6 million in the 2002 period. Net cash used in financing activities was $228 million in the 2001 period. The change in net cash provided by or used in financing activities primarily reflects the net proceeds of approximately $246 million from the March 7, 2002 issuance of 7.875% notes due 2012. Net cash provided also increased $22 million due to the reduction of quarterly dividend payments to $0.14 per share beginning with the quarter ended June 30, 2002 from $0.28 per share dividend paid for each previous quarter. Net cash provided also increased due to $16 million of additional payments being made from the proceeds of the notes issued to reduce the outstanding principal balance of commercial paper in the 2001 period than were made in the 2002 period. These sources of cash were offset, in part, by scheduled payments of $66 million made on unsecured notes that matured in 2002.

The following is a summary of our significant contractual obligations at December 31, 2002 (in thousands):

	Payments due by Year
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term Notes Payable	$205	$—	$—	$—	$205
Long-term Debt	3,372	50,782	56,536	378,217	488,907
Capital Lease Obligations	5,603	3,076	—	—	8,679
Operating Lease Obligations	13,180	22,661	15,878	9,845	61,564

Total Contractual Obligations	$22,360	$76,519	$72,414	$388,062	$559,355

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate the payments, net of any applicable trust reimbursements, related to these items at December 31, 2002 (in thousands) to be:

Payments due by Year
Within 1 Year	2-3 Years	4-5 Years	Total

$254,261	$559,876	$520,259	$1,334,396

As discussed in “Critical Accounting Policies” and in the Notes to our Consolidated Financial Statements, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2003 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. For example, the payments due in years 2-3 include an estimate of approximately $50 million related to a final payout under a long-term coal contract which was entered into in 1984. Under this agreement, CONSOL Energy was reimbursed for estimated post closure reclamation costs plus a contingency over coal shipments made to the customer. Upon final bond release of the affected areas, reclamation costs versus monies received for reclamation over the life of the contract would be actualized.

        Capital expenditures were $295 million in the 2002 period compared to $268 million in the 2001 period. We currently anticipate capital expenditures for the year ending December 31, 2003 to be $266 million. We also currently anticipate capital expenditures related to investment in affiliates for the year ending December 31, 2003 to be $38 million. However, we may choose to defer certain capital projects in light of operating results. Capital expenditures for pollution abatement and reclamation are projected to be $4 million for the year ending December 31, 2003. Our capital expenditures have been and will be primarily used for replacement of mining and gas equipment, the expansion of mining and gas capacity and projects to improve the efficiency of the mining and gas operations. The projected capital expenditures for 2003 are not committed and are expected to be funded with cash generated by operations. In addition, cash requirements to fund employee-related, mine closure and other long-term liabilities included above, along with obligations related to long-term debt, capital and operating leases, are expected to be funded with cash generated by operations. If cash flow from operations is not sufficient to cover expenditures in the future, we expect to rely on the issuance of commercial paper. Our commercial paper program currently provides for borrowings, including the issuance of letters of credit and other borrowings, of up to $485 million through September 2003, at which time the facility provides availability for these purposes of $267 million. We intend to seek the extension of the $218 million portion of the credit facility that expires in September 2003.

Debt

At December 31, 2002, CONSOL Energy had total long-term debt of $497 million outstanding, including current portion of long-term debt of $9 million This long-term debt consisted of:

•	An aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors;

•	An aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2003 and 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$15 million aggregate principal amount of borrowings under a term loan facility which allows CONSOL Energy Australia Pty Limited to borrow up to $16.5 million through March 31, 2004. The borrowed funds must be used for expenditures related to the design, construction, and acquisition of longwall mining equipment and infrastructure upgrades for the longwall mining equipment to enable the extraction of coal using longwall mining methods at Glennies Creek Mine, the joint venture owned 50% by CONSOL Energy Australia Pty Limited. Interest is paid quarterly at a rate of LIBOR plus 1.75%. The principal balance is payable in equal installments on March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009.

•	$32 million in advance royalty commitments with an average interest rate of 7.538% per annum; and

•	An aggregate principal amount of $8 million of capital leases with an interest rate of 7.05% to 7.5% per annum.

At December 31, 2002, CONSOL Energy had an aggregate principal amount of $203 million of commercial paper outstanding that had maturities remaining of 1 to 30 days with interest rates ranging from 1.65% to 1.95% per annum.

CONSOL Energy’s commercial paper program has been backed by a Senior Revolving Credit facility provided by a bank syndicate. The most recent facility, established in September 2002, provides for an aggregate of $485 million that may be used for commercial paper maturities, letters of credit and borrowings for other corporate purposes. This agreement replaces a $400 million credit facility, which was to expire in September 2002. The current agreement consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is payable based, at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.25 to 1.0 measured quarterly (3.0 to 1.0 for quarters after December 31, 2002). This ratio was 2.57 to 1.0 at December 31, 2002. In addition, we are required to maintain a ratio of twelve month trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.66 to 1.0 at December 31, 2002. At December 31, 2002, this facility had $246 million of additional capacity remaining. At February 28, 2002, this facility had $243 million of additional capacity.

At December 31, 2002, four letters of credit have been issued that are supported by the Senior Revolving Credit facility. The letters of credit total $35 million and were issued to the United Mine Workers of America 1992 Benefit Fund, the Illinois Industrial Commission for self insuring workers’ compensation, Old Republic Insurance for self insuring workers’ compensation and the U.S. Department of Labor for self insuring Longshore and Harborworkers’ compensation.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $162 million at December 31, 2002 and $272 million at December 31, 2001. Stockholders’ equity was reduced by $56 million in 2002 and $38 million in 2001 due to Other Comprehensive Losses. These losses relate primarily to minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Comprehensive losses are calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. See Consolidated Statements of Stockholders’ Equity and Note 20 of the Notes to Consolidated Financial Statements.

CONSOL Energy paid ordinary cash dividends of $66 million during the twelve months ended December 31, 2002, $44 million during the six months ended December 31, 2001 and $88 million during the twelve months ended June 30, 2001. The Board of Directors declared a dividend on January 27, 2003 of $0.14 per share of common stock for shareholders of record on February 10, 2003, payable on February 28, 2003. The Board of Directors currently intends to pay quarterly dividends on the common stock. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of the Board of Directors, and no assurance can be given that CONSOL Energy will pay such dividends or any additional dividends in the future. The determination as to the payment of dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy’s ability to pay cash dividends, except that the credit facility would not permit dividends in the event of a default.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on CONSOL Energy’s results of operations for the twelve months ended December 31, 2002, six months ended December 31, 2001 or the twelve months ended June 30, 2001.

Recent Accounting Pronouncements

We have reviewed the impacts of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” on the accounting treatment of reclamation, mine closing and gas well closing. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis.

Effective January 1, 2003, CONSOL Energy will adopt SFAS No. 143, as required. The cumulative effect on net income of adopting SFAS No. 143 is expected to be minimal. CONSOL Energy is anticipating the effect to be a gain of approximately $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59 million, and total liabilities will increase approximately $51 million. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Previous accounting standards generally used the units of production method to match estimated retirement costs with the revenues generated by the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units of production basis, whereas the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying producing assets, the impact on net income in the near term is not expected to be material.

In July 2001, Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets,” was issued and was effective for CONSOL Energy in 2002. The provisions of this statement provide a single accounting model for impairment of long-lived assets.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146) was issued and will be effective for CONSOL Energy for any exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-term benefits arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. This statement will be applied prospectively.

In November 2002, Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) was issued. This Interpretation describes the disclosure requirements of a guarantor’s issuance of certain guarantees, and clarifies that a guarantor is required to recognize a liability, at the date of issuance, for the fair value of the obligation assumed in issuing the guarantee. The disclosure requirements of FIN 45 are effective for CONSOL Energy for the year ended December 31, 2002, and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued and the disclosure requirements have been adopted by CONSOL Energy for the year ended December 31, 2002. CONSOL Energy is currently evaluating the alternative methods of transition to determine if the Company will change to the fair value based method of accounting for stock-based employee compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed-price contracts, collar-price contracts and derivative commodity instruments that qualify as cash-flow hedges under Statement of Financial Accounting Standards No. 133 to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative positions.

CONSOL Energy has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base. All of the derivative instruments are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility and cover underlying exposures. CONSOL Energy’s market risk strategy incorporates fundamental risk management tools to assess market price risk and establish a framework in which management can maintain a portfolio of transactions within pre-defined risk parameters.

CONSOL Energy believes that the use of derivative instruments along with the risk assessment procedures and internal controls does not expose CONSOL Energy to material risk. The use of derivative instruments could materially affect CONSOL Energy’s results of operations depending on interest rates, exchange rates or market prices. However, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1 to the Consolidated Financial Statements.

Sensitivity analyses of the incremental effects on pre-tax income for the twelve months ended December 31, 2002 of a hypothetical 10 percent and 25 percent changes in natural gas prices, foreign exchange and interest rates for open derivative instruments as of December 31, 2002 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)

Natural Gas (a)	$5.5	$9.3

Foreign Currency (b)	$1.0	$2.5

Interest Rates (c)	$0.5	$1.3

(a)	CONSOL Energy remains at risk for possible changes in the market value of this derivative instrument; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2003 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a loss of $1.8 million (net of $1.2 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust their strategy to anticipated market conditions and risks accordingly.

(b)	CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. The U.S. dollar notional amount of all foreign currency contracts was $18 million as of December 31, 2002. The fair value of these contracts resulted in $0.2 million of income in the 2002 period.

(c)	CONSOL Energy uses interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on CONSOL Energy Australia Pty Ltd’s, one of CONSOL Energy subsidiaries, outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt. The fair value of these contracts was a loss of $0.6 million (net of $0.3 million deferred tax). The use of these contracts are monitored by CONSOL Energy’s executive management and treasury group.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2002, CONSOL Energy had outstanding $482 million aggregate principal amount of debt under fixed-rate instruments and $220 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its commercial paper program. At December 31, 2002, CONSOL Energy had an aggregate of $203 million in commercial paper outstanding. CONSOL Energy’s commercial paper bore interest at an average rate of 2.1% during the twelve months ended December 31, 2002. At December 31, 2001, CONSOL Energy had an aggregate of $324 million in commercial paper outstanding prior to reclassification of notes. CONSOL Energy’s commercial paper bore interest at an average rate of 3.4% during the six months ended December 31, 2001. A 100-point increase in the average rate for CONSOL Energy’s commercial paper would have decreased the six months ended December 31, 2001 net income by approximately $0.6 million. A 100 basis-point increase in the average rate for CONSOL Energy’s commercial paper would have decreased CONSOL Energy’s twelve months ended December 31, 2002 net income by approximately $1.8 million. The fair value of CONSOL Energy’s financial instruments is set forth in Note 24 and Note 25 of the Notes to Consolidated Financial Statements.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

CONSOL Energy Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (the Company) at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United Sates of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

January 27, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

CONSOL Energy Inc.

We have audited the consolidated balance sheets of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) as of December 31, 2001 and June 30, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the six months ended December 31, 2001 and for the twelve months ended June 30, 2001 and June 30, 2000. These financial statements are the responsibility of CONSOL Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy at December 31, 2001 and June 30, 2001 and the consolidated results of their operations and their cash flows for the six months ended December 31, 2001 and for the twelve months ended June 30, 2001 and June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

Pittsburgh, Pennsylvania

January 16, 2002

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Sales Outside	$2,002,541	$964,460	$2,113,914	$2,091,596
Sales—Related Parties (Note 3)	804	—	9,288	3,254
Freight—Outside	133,852	70,314	157,037	164,512
Freight—Related Parties (Note 3)	564	—	3,903	1,422
Other Income (Note 4)	45,837	31,223	70,457	64,359

Total Revenue and Other Income	2,183,598	1,065,997	2,354,599	2,325,143

Costs of Goods Sold and Other Operating Charges	1,543,189	761,146	1,554,867	1,498,982
Freight Expense	134,416	70,314	160,940	165,934
Selling, General and Administrative Expenses	65,888	31,493	63,043	62,164
Depreciation, Depletion and Amortization	262,873	120,039	243,272	249,877
Interest Expense (Note 5)	46,213	16,564	57,598	55,289
Taxes Other Than Income (Note 6)	172,479	80,659	158,066	174,272
Export Sales Excise Tax Resolution (Note 7)	(1,037)	5,402	(123,522)	—
Restructuring Costs (Note 8)	—	—	—	12,078

Total Costs	2,224,021	1,085,617	2,114,264	2,218,596

Earnings (Loss) Before Income Taxes	(40,423)	(19,620)	240,335	106,547
Income Taxes (Benefits) (Note 9)	(52,099)	(20,679)	56,685	(493)

Net Income	$11,676	$1,059	$183,650	$107,040

Earnings per Share (Note 1):
Basic	$0.15	$0.01	$2.34	$1.35

Dilutive	$0.15	$0.01	$2.33	$1.35

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	78,728,560	78,699,732	78,613,580	79,499,576

Dilutive	78,834,023	78,920,046	78,817,935	79,501,326

Dividends per Share	$0.84	$0.56	$1.12	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001	June 30, 2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,517	$15,582	$16,625
Accounts and Notes Receivable:
Trade	205,891	220,442	221,557
Other Receivables	127,226	123,336	158,415
Inventories (Note 10)	135,621	113,894	95,046
Recoverable Income Taxes	21,935	—	—
Deferred Income Taxes (Note 9)	92,236	54,708	46,340
Prepaid Expenses	28,411	42,274	27,872

Total Current Assets	622,837	570,236	565,855
Property, Plant and Equipment (Note 11):
Property, Plant and Equipment	5,697,724	5,413,960	4,943,961
Less—Accumulated Depreciation, Depletion and Amortization	2,793,700	2,498,650	2,412,669

Total Property, Plant and Equipment—Net	2,904,024	2,915,310	2,531,292
Other Assets:
Deferred Income Taxes (Note 9)	420,718	520,906	309,193
Advance Mining Royalties	90,561	92,644	97,417
Investment in Affiliates	135,362	77,928	223,667
Other	119,658	121,708	167,547

Total Other Assets	766,299	813,186	797,824

Total Assets	$4,293,160	$4,298,732	$3,894,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$151,371	$171,923	$144,100
Accounts Payable—Related Parties (Note 3)	—	—	95
Short-Term Notes Payable (Note 12)	204,545	77,869	360,063
Current Portion of Long-Term Debt and Capital Lease Obligations (Note 14 and 15)	8,615	72,771	72,533
Accrued Income Taxes	—	4,799	2,322
Other Accrued Liabilities (Note 13)	449,902	313,379	354,860

Total Current Liabilities	814,433	640,741	933,973
Long-Term Debt:
Long-Term Debt (Note 14)	485,535	464,187	220,394
Capital Lease Obligations (Note 15)	2,896	8,482	10,634

Total Long-Term Debt	488,431	472,669	231,028
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 16)	1,437,987	1,417,567	1,140,501
Pneumoconiosis Benefits (Note 17)	455,436	459,776	448,317
Mine Closing	332,920	333,738	272,220
Workers’ Compensation	261,250	269,075	260,609
Deferred Revenue	102,400	227,595	40,024
Salary Retirement	91,474	8,633	114
Reclamation	5,812	13,744	19,806
Other	140,970	183,635	196,732

Total Deferred Credits and Other Liabilities	2,828,249	2,913,763	2,378,323

Total Liabilities	4,131,113	4,027,173	3,543,324

Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 80,267,558 Issued; 78,749,001 Outstanding at December 31, 2002, 78,705,638 Outstanding at December 31, 2001, and 78,696,255 Outstanding at June 30, 2001	803	803	803
Capital in Excess of Par Value	643,787	643,627	643,486
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—	—
Retained Earnings (Deficit)	(372,017)	(317,566)	(274,553)
Other Comprehensive Loss (Note 20)	(93,370)	(37,659)	(337)
Common Stock in Treasury, at Cost —1,518,557 Shares at December 31, 2002, 1,561,920 Shares at December 31, 2001, 1,571,303 Shares at June 30, 2001	(17,156)	(17,646)	(17,752)

Total Stockholders’ Equity	162,047	271,559	351,647

Total Liabilities and Stockholders’ Equity	$4,293,160	$4,298,732	$3,894,971

The accompanying notes are an integral part of these consolidated financial statements

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders’ Equity
Balance at June 30, 1999	$803	$642,947	$(388,063)	$(962)	—	$254,725
Net Income	—	—	107,040	—	—	107,040
Unrealized Loss on Securities (Net of $250 tax)	—	—	—	(393)	—	(393)
Minimum Pension Liability (Net of $10 tax)	—	—	—	16	—	16
Realized Loss on Securities (Net of $649 tax)	—	—	—	1,017	—	1,017

Comprehensive Income	—	—	107,040	640	—	107,680
Dividends ($1.12 per Share)	—	—	(89,067)	—	—	(89,067)
Treasury Stock Purchase (1,712,600 Shares)	—	—	—	—	(19,396)	(19,396)
Treasury Stock Issued (22,316 Shares)	—	—	(62)	—	299	237

Balance at June 30, 2000	803	642,947	(370,152)	(322)	(19,097)	254,179
Net Income	—	—	183,650	—	—	183,650
Minimum Pension Liability (Net of $10 tax)	—	—	—	(15)	—	(15)

Comprehensive Income (Loss)	—	—	183,650	(15)	—	183,635
Treasury Stock Issued (118,981 Shares)	—	539	—	—	1,345	1,884
Dividends ($1.12 per Share)	—	—	(88,051)	—	—	(88,051)

Balance at June 30, 2001	803	643,486	(274,553)	(337)	(17,752)	351,647
Net Income	—	—	1,059	—	—	1,059
Minimum Pension Liability (Net of $23,761 tax)	—	—	—	(37,322)	—	(37,322)

Comprehensive Income (Loss)	—	—	1,059	(37,322)	—	(36,263)
Treasury Stock Issued (9,383 shares)	—	141	—	—	106	247
Dividends ($.56 per Share)	—	—	(44,072)	—	—	(44,072)

Balance at December 31, 2001	803	643,627	(317,566)	(37,659)	(17,646)	271,559
Net Income	—	—	11,676	—	—	11,676
Minimum Pension Liability (Net of $34,438 tax)	—	—	—	(54,092)	—	(54,092)
Treasury Rate Lock (Net of $476 tax)	—	—	—	746	—	746
Interest Rate Swap Contract (Net of $338 tax)	—	—	—	(531)	—	(531)
Gas Cash Flow Hedge (Net of $1,168 tax)	—	—	—	(1,834)	—	(1,834)

Comprehensive Income (Loss)	—	—	11,676	(55,711)	—	(44,035)
Treasury Stock Issued (42,729 shares)	—	160	—	—	490	650
Dividends ($.84 per share)	—	—	(66,127)	—	—	(66,127)

Balance at December 31, 2002	$803	$643,787	$(372,017)	$(93,370)	$(17,156)	$162,047

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Twelve Months Ended December 31,	For the Six Months Ended December 31,	For the Twelve Months Ended June 30,
	2002	2001	2001	2000
Cash Flows from Operating Activities:
Net Income	$11,676	$1,059	$183,650	$107,040
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	262,873	120,039	243,272	249,877
Gain on Sale of Assets	(13,307)	(6,857)	(15,280)	(26,538)
Amortization of Advance Mining Royalties	9,946	5,589	17,192	16,444
Deferred Income Taxes	(45,557)	(20,943)	28,631	(23,172)
Equity in Earnings of Affiliates	9,818	(796)	(19,437)	(1,969)
Changes in Operating Assets:
Accounts and Notes Receivable	12,061	58,677	(91,489)	(25,825)
Inventories	(21,727)	(10,692)	61,807	50,142
Prepaid Expenses	13,878	(14,138)	(4,247)	5,747
Changes in Other Assets	8,540	63,475	(21,827)	50,725
Changes in Operating Liabilities:
Accounts Payable	(20,552)	5,188	787	(46,081)
Other Operating Liabilities	164,343	(135,801)	27,300	(533)
Changes in Other Liabilities	(61,690)	30,977	24,233	(66,266)
Other	(746)	(2,693)	1,247	5,437

	317,880	92,025	252,189	187,988

Net Cash Provided by Operating Activities	329,556	93,084	435,839	295,028

Cash Flows from Investing Activities:
Capital Expenditures	(295,235)	(162,862)	(213,999)	(142,598)
Additions to Advance Mining Royalties	(4,945)	(3,156)	(5,239)	(6,048)
Proceeds from Sale of Assets	28,213	5,601	12,875	14,897
Acquisitions—Net of Cash Acquired (Note 2)	—	162,738	(39,072)	(163,506)
Investment in Affiliates	(67,969)	(13,919)	12,114	(2,299)

Net Cash Used in Investing Activities	(339,936)	(11,598)	(233,321)	(299,554)

Cash Flows from Financing Activities:
(Payments on) Proceeds from Commercial Paper, net	(119,993)	(36,564)	(102,455)	117,331
Payments on Long-Term Notes	(66,000)	—	—	—
Payments on Miscellaneous Borrowings	(4,285)	(1,915)	(5,227)	(19,732)
Proceeds from Long-Term Notes	261,803	—	—	—
Proceeds from Treasury Rate Lock	1,332	—	—	—
Payments for Bond Issuance Costs	(1,065)	—	—	—
Dividends Paid	(66,086)	(44,050)	(88,014)	(89,055)
Issuance of Company Shares	609	—	1,622	(19,396)

Net Cash Provided by (Used in) Financing Activities	6,315	(82,529)	(194,074)	(10,852)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,065)	(1,043)	8,444	(15,378)
Cash and Cash Equivalents at Beginning of Period	15,582	16,625	8,181	23,559

Cash and Cash Equivalents at End of Period	$11,517	$15,582	$16,625	$8,181

The accompanying notes are an integral part of these consolidated financial statements.

See Note 22—Supplemental Cash Flow Information

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

Note 1—Significant Accounting Policies:

A summary of the significant accounting policies of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) is presented below. These, together with the other notes that follow, are an integral part of the consolidated financial statements.

Fiscal Year:

CONSOL Energy changed its fiscal year from a year ending June 30 to a year ending December 31. The transitional fiscal period was the six months ended December 31, 2001. CONSOL Energy’s first full fiscal year ended December 31 was the year that started January 1, 2002 and ended December 31, 2002. This change was made in order to align its fiscal year with that of RWE A.G. which beneficially owns directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to other postretirement benefits, coal workers’ pneumoconiosis, workers’ compensation, salary retirement benefits, reclamation and mine closure liabilities, deferred tax assets and liabilities, contingencies and coal and gas reserve values.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Property, Plant and Equipment:

Property, plant and equipment is carried at cost. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Coal exploration costs are expensed as incurred. Development costs, which are costs incurred to attain production, are capitalized when the majority of production comes from development activities versus normal operating activities. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as “receding face costs,” are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized.

Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. The costs of producing properties are amortized using the units-of-production method over estimated proved recoverable gas reserves.

Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized in other income.

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

Costs for purchased and internally developed software are expensed until it has been determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct costs of materials and services incurred in developing or obtaining software, including certain payroll and benefit costs of employees associated with the project, are capitalized and amortized using the straight-line method over the estimated useful life which does not exceed 7 years.

Advance Mining Royalties:

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged against income as the coal and gas reserves are extracted.

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows.

Income Taxes:

The asset and liability method is used to account for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CONSOL Energy’s financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes excluding the effects of acquisitions during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets where it is more likely than not that a deferred tax benefit will not be realized.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Postretirement Benefits Other Than Pensions:

Postretirement benefits other than pensions, except for those established pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the “Health Benefit Act”), are accounted for in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires employers to accrue the cost of such retirement benefits for the employees’ active service periods. Postretirement benefit obligations established by the Health Benefit Act are recorded as a liability when they are probable and estimable in accordance with Emerging Issues Task Force (“EITF”) No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

Pneumoconiosis Benefits:

CONSOL Energy is required by federal and state statutes to provide benefits to employees for awards related to coal workers’ pneumoconiosis. CONSOL Energy is primarily self-insured for these benefits. Provisions are made for estimated benefits based on annual evaluations prepared by outside actuaries.

Mine and Gas Well Closing Costs:

Estimated final mine closing and perpetual care costs are accrued over the estimated recoverable tons on a units-of-production method. Accrued mine closing and perpetual care costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

The estimated costs of dismantling and removing gas related facilities are accrued over the properties’ estimated recoverable reserves using the units-of-production method. Accrued dismantlement and removal of gas related facility costs are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

Workers’ Compensation:

CONSOL Energy is primarily self-insured for workers’ compensation. Annual provisions are made for the estimated liability for awarded and pending claims.

Deferred Revenue:

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues will be recognized as sales revenues in future periods by amortization on a rate per ton shipped over the life of the respective contract.

Retirement Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employee compensation near retirement. CONSOL Energy’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Freight Revenue and Expenses:

Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight Revenue and Freight Expense, respectively.

Royalty Recognition:

Royalty expenses for coal and gas rights are included in cost of goods sold and other charges when the related revenue for the coal sale and the gas sale is recognized. These royalty expenses are paid in cash in accordance with the terms of each agreement. Revenues for coal and gas sold related to production under royalty contracts, versus owned by CONSOL Energy, are recorded at gross. The recognized revenues for these transactions are not net of a related royalty fee.

Contingencies:

CONSOL Energy or its subsidiaries from time to time are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Stock-based Compensation:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”(SFAS No. 123) CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	December 31,		June 30,
	2001	2001	2000	2002
Net income, as reported	$11,676	$1,059	$183,650	$107,040
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model.	(2,231)	(1,494)	(1,158)	(103)

Pro forma net income	$9,445	$(435)	$182,492	$106,937

Earnings per share:
Basic – as reported	$0.15	$0.01	$2.34	$1.35

Basic – pro forma	$0.12	$(0.01)	$2.32	$1.35

Diluted – as reported	$0.15	$0.01	$2.33	$1.35

Diluted – pro forma	$0.12	$(0.01)	$2.32	$1.35

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown. See Note 19 – Stock Based Compensation.

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

The computations for basic and diluted earnings per share from continuing operations are as follows:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Net Income	$11,676	$1,059	$183,650	$107,040
Average shares of common stock Outstanding:
Basic	78,728,560	78,699,732	78,613,580	79,499,576
Effect of stock options	105,463	220,314	204,355	1,750

Diluted	78,834,023	78,920,046	78,817,935	79,501,326
Earnings per share:
Basic	$0.15	$0.01	$2.34	$1.35

Diluted	$0.15	$0.01	$2.33	$1.35

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Accounting for Derivative Instruments:

CONSOL Energy accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires the Company to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. Currently, the Company has no fair value hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.

CONSOL Energy formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Recent Accounting Pronouncements:

We have reviewed the impacts of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) on the accounting treatment of reclamation, mine closing and gas well closing. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis.

Effective January 1, 2003, CONSOL Energy will adopt SFAS No. 143, as required. CONSOL Energy is anticipating the effect to be a gain of approximately $5,000, net of a tax cost of approximately $3,000. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59,000, and total liabilities will increase approximately $51,000. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rate.

Previous accounting standards generally used the units of production method to match estimated retirement costs with the revenues generated by the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units of production basis, whereas the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying producing assets, the impact on net income in the near term is not expected to be material.

In July 2001, Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets,” was issued and will be effective for CONSOL Energy in the first quarter of the year ending December 31, 2003. The provisions of this statement provide a single accounting model for impairment of long-lived assets. This statement will be applied prospectively.

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146) was issued and will be effective for CONSOL Energy for any exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-term benefits arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. This statement will be applied prospectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

In November 2002, Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) was issued. This Interpretation describes the disclosure requirements of a guarantor’s issuance of certain guarantees, and clarifies that a guarantor is required to recognize a liability, at the date of issuance, for the fair value of the obligation assumed in issuing the guarantee. The disclosure requirements of FIN 45 are effective for CONSOL Energy for the year ended December 31, 2002, and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued and the disclosure requirements have been adopted by CONSOL Energy for the year ended December 31, 2002. CONSOL Energy is currently evaluating the alternative methods of transition to determine if the company will change to the fair value based method of accounting for stock-based employee compensation.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2002, with no effect on previously reported net income or stockholders’ equity.

Note 2—Acquisitions:

On December 7, 2001, in order to expand international market share, CONSOL Energy purchased a 50% interest in the Glennies Creek Mine, in New South Wales, Australia, for $17,950. Glennies Creek produces a high fluidity coking coal that will be sold primarily to steel makers in the Asia-Pacific region. The acquisition has been accounted for as a purchase and accordingly, the operating results of Glennies Creek Mine have been included in CONSOL Energy’s consolidated financial statements using the equity method of accounting since the date of acquisition. Pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for the six months ended December 31, 2001 or the twelve months ended June 30, 2001.

On August 22, 2001, in order to expand existing gas operations, CONSOL Energy purchased the remaining 50% interest in the coalbed methane reserves and the remaining 25% interest in the production and pipeline gathering assets in southwestern Virginia of Pocahontas Gas Partnership and Cardinal States Gathering Company for $155,312. Prior to the acquisition, CONSOL Energy owned 50% and 75%, respectively, of these two entities. The acquisition has been accounted for as a purchase and, accordingly, the operating results for the portion of Pocahontas Gas Partnership and Cardinal States Gathering Company previously reported on the equity method and the newly acquired portions have been included in CONSOL Energy’s operating results using full consolidation since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

August 22, 2001
Property, plant and equipment (including estimated reserves)	$163,426

Total assets acquired	163,426

Current liabilities	(6,079)
Long-term liabilities and deferred credits	(2,035)

Total liabilities assumed	(8,114)

Net assets acquired	$155,312

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The unaudited pro forma results, assuming the acquisition of the interests in these entities had occurred July 1, 2000, are estimated to be:

	Pro Forma Six Months Ended December 31, 2001	Pro Forma Twelve Months Ended June 30, 2001
Revenues	$1,089,066	$2,442,530
Net Income	$1,492	$191,307
Net income per common share:
Basic	$0.02	$2.43
Diluted	$0.02	$2.43

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interest in these entities had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

On July 2, 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired power plants and purchased, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which owns mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all have limited economically mineable reserves. The Meigs #31 mine of Southern Ohio Coal Company was closed on October 24, 2001, the Muskingum surface mine of Central Ohio Coal Company closed on December 14, 2001, the Meigs #2 mine of Southern Ohio Coal Company closed on March 6, 2002 and the Windsor mine of Windsor Coal Company closed on August 6, 2002. CONSOL Energy is expanding its McElroy Mine to meet the new supply agreement requirements.

In the twelve months ended December 31, 2002, after the appropriate tax treatment of this transaction was determined, the final purchase price allocation was completed. For income tax purposes, an agency approach to the acquired balance sheet was adopted. As a result, there are no current or deferred taxes associated with this transaction. The final purchase price allocation of the assets and liabilities assumed in this transaction is as follows:

Cash	$336,000
Current assets	4,191
Other assets	17,483

Total assets acquired	357,674

Current liabilities	16,157
Employee and mine-related liabilities	239,993
Other long-term liabilities and deferred credits	101,524

Total liabilities assumed	357,674

Net assets acquired	$—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

As part of this acquisition, the liabilities were assumed by CONSOL Energy. American Electric Power also paid CONSOL Energy $336,000 in cash. Subsequent to the acquisition, the cash was used by CONSOL Energy to pay down a portion of its short-term debt. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company have been included in CONSOL Energy’s operating results since the date of acquisition. Pro forma revenues, assuming the acquisition of these companies had occurred on July 1, 2000, would be $2,837,478 for the twelve months ended June 30, 2001. Pro forma net income would be $196,307 or $2.50 earnings per share – basic and $2.49 earnings per share – dilutive for the twelve months ended June 30, 2001. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of July 1, 2000 nor are they necessarily indicative of future consolidated results.

On December 31, 2000, CONSOL Energy purchased a 50% interest in the Line Creek Mine, which is located north of Sparwood, British Columbia, for $39,072. Line Creek Mine produces bituminous metallurgical and steam coal for delivery to customers in the Pacific Rim, South America, Europe, the northeastern United States and Canada. The acquisition has been accounted for as a purchase and accordingly, the operating results of Line Creek Mine have been included in CONSOL Energy’s consolidated financial statements using the equity method of accounting since the day of acquisition. Pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for this period.

On February 25, 2000, CONSOL Energy acquired the stock of Buchanan Production Company (BPC), MCNIC Oakwood Gathering Inc. (OGI) and a MCN subsidiary that owns a 50% interest in Cardinal States Gathering Company (CSGC) from MCN Energy Group Inc. for $163,506. These companies own gas production and pipeline properties in southwestern Virginia and produce approximately 70 million cubic feet per day of pipeline quality methane gas. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed, based upon the fair values at the date of the acquisition. The acquisition included a 50% interest in CSGC, in which CONSOL Energy previously owned a 25% interest. CONSOL Energy accounted for its 75% interest in CSGC under the equity method, as control was shared equally with the minority owner. CONSOL Energy’s financial statements included the results of the other companies acquired on a consolidated basis from the date of the acquisition. Pro forma revenues, assuming the acquisition of these companies had occurred on January 1, 2000, would be $2,197,632 for the year ended June 30, 2000. Pro forma net income and earnings per share for this period, after giving effect to certain purchase accounting adjustments, would not materially change.

Note 3—Transactions with Related Parties:

CONSOL Energy sells coal to Rheinbraun on a basis reflecting the market value of the coal. Such Related Parties sales were as follows:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Coal sales	$804	$—	$9,288	$3,254
Freight	564	—	3,903	1,422

Total Sales and Freight Revenue—Related Parties	$1,368	$—	$13,191	$4,676

CONSOL Energy and Rheinbraun had an agreement to investigate possible investments in which they may jointly participate. Under this agreement, expenses were to be shared equally. CONSOL Energy expended $626 and $821 for the twelve months ended June 30, 2001 and June 30, 2000, respectively related to this agreement. No investments were made pursuant to this agreement. The agreement was terminated on March 9, 2001.

Also, a subsidiary of Rheinbraun periodically provides insurance brokerage services to CONSOL Energy without fee. CONSOL Energy expended $1,423 for the twelve months ended December 31, 2002, $222 for the six months ended December 31, 2001, $419 and $510 for the twelve months ended June 30, 2001 and 2000, respectively. Prepaid expense of $104 and $240 was recognized at June 30, 2001 and 2000 for insurance brokered through this subsidiary of Rheinbraun. At December 31, 2002 and December 31, 2001, there was no prepaid expense related to the brokered insurance through Rheinbraun.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 4—Other Income:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Gain on disposition of assets	$13,307	$6,857	$15,280	$26,538
Royalty income	11,807	6,568	10,409	14,793
Contract settlement	7,017	—	—	—
Interest income	5,738	3,734	4,817	5,671
Service income	4,959	2,342	6,587	6,732
Rental income	3,936	1,814	2,482	2,640
Ash disposal income	2,209	993	1,963	1,491
Equity in earnings (loss) of affiliates	(9,818)	796	19,437	1,969
Loss on disposition of security	—	—	—	(1,666)
Other	6,682	8,119	9,482	6,191

Total Other Income	$45,837	$31,223	$70,457	$64,359

Note 5—Interest Expense:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Interest on debt	$39,729	$13,237	$48,719	$45,373
Interest accretion on present valued perpetual care obligations	8,531	3,239	6,478	5,805
Interest on other payables	3,235	1,960	4,828	5,656
Interest capitalized	(5,282)	(1,872)	(2,427)	(1,545)

Total Interest Expense	$46,213	$16,564	$57,598	$55,289

Note 6—Taxes Other Than Income:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Production taxes	$103,414	$49,493	$93,185	$112,200
Payroll taxes	34,607	17,849	35,302	35,584
Property taxes	31,814	11,212	26,426	23,480
Other	2,644	2,105	3,153	3,008

Total Taxes Other Than Income	$172,479	$80,659	$158,066	$174,272

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 7—Export Sales Excise Tax Resolution:

Certain excise taxes paid on export sales of coal have been determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. The IRS has completed an audit of CONSOL Energy’s refund claims and confirmed the validity of the claims filed by CONSOL Energy for the period 1994 through 1999. The United States Supreme Court denied review of the claim under the Tucker Act, which allows the refund of taxes for the periods 1991 through 1993. In 2002, additional income of $1,037 was recorded, comprised of $1,282 of interest income on the outstanding tax refund receivable balance related to the 1994 to 1996 period, offset by a $245 reduction due to a change in recoverable amounts. Expected interest receivable amounts, recorded in the twelve months ended June 30, 2001, were reduced by $5,402 in the six month period ended December 31, 2001 due to a change in the estimate of recoverable amounts. CONSOL Energy recognized $123,522 as Earnings Before Income Taxes net of other charges in the year ended June 30, 2001. Other Receivables includes $93,230 at December 31, 2002, $95,893 at December 31, 2001 and $134,592 at June 30, 2001, and Accounts Payable includes $5,459 at December 31, 2002, $5,319 at December 31, 2001 and $10,004 at June 30, 2001 related to this claim and its associated income.

Note 8—Restructuring Costs:

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

All of the benefits under the programs have been paid or have been transferred as obligations of CONSOL Energy’s pension and postretirement other than pension plans as of June 30, 2001.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 9—Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Current:
U.S. Federal	$(16,428)	$(4,304)	$19,527	$18,815
U.S. State	9,392	692	7,368	2,466
Non-U.S.	494	3,876	1,159	1,398

	(6,542)	264	28,054	22,679
Deferred:
U.S. Federal	(35,024)	(21,433)	20,902	(21,311)
U.S. State	(6,305)	(1,465)	7,372	(437)
Non-U.S.	(4,228)	1,955	357	(1,424)

	(45,557)	(20,943)	28,631	(23,172)

Total Income Taxes (Benefits)	$(52,099)	$(20,679)	$56,685	$(493)

The components of the net deferred tax asset are as follows:

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Deferred Tax Assets:
Postretirement benefits other than pensions	$534,863	$551,434	$479,332	$473,210
Pneumoconiosis benefits	185,414	178,853	174,395	170,014
Alternative minimum tax	137,914	64,735	102,546	78,382
Workers’ compensation	120,229	121,936	115,567	113,802
Mine closing	88,252	120,979	91,737	95,193
Minimum pension liability	58,413	23,975	214	204
Reclamation	9,774	16,577	11,094	10,299
Net operating loss	7,544	7,544	7,544	7,544
Other	85,632	227,178	142,821	138,685

Total Deferred Tax Assets	1,228,035	1,313,211	1,125,250	1,087,333
Deferred Tax Liabilities:
Property, plant and equipment	(598,075)	(618,076)	(601,695)	(604,827)
Other receivables	(36,112)	—	(49,591)	—
Advance mining royalties	(32,952)	(35,440)	(35,155)	(35,289)
Other	(47,942)	(84,081)	(83,276)	(62,575)

Total Deferred Tax Liabilities	(715,081)	(737,597)	(769,717)	(702,691)

Net Deferred Tax Assets	$512,954	$575,614	$355,533	$384,642

At December 31, 2002, due to the acquisition of Rochester and Pittsburgh Coal Company, CONSOL Energy has net operating loss carry forwards for federal income tax purposes of $19,290, which are available to offset future federal taxable income through 2010. A portion of these carry forwards is also available for state income tax purposes.

Deferred tax assets and liabilities for December 2002 include adjustments for the finalization of the purchase price allocation for the acquisition of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company on July 1, 2001.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Twelve Months Ended		For the Six Months Ended		For the Twelve Months Ended
	December 31,				June 30,
	2002		2001		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(14,148)	35.0%	$(6,867)	35.0%	$84,117	35.0%	$37,291	35.0%
Excess tax depletion	(30,606)	75.7	(14,071)	71.7	(29,177)	(12.1)	(26,826)	(25.2)
Tax settlements	(1,653)	4.1	—	—	—	—	(7,861)	(7.4)
Nonconventional fuel tax credit	—	—	(3,886)	19.8	(6,138)	(2.6)	(1,526)	(1.4)
Net effect of state tax	(1,034)	2.6	(501)	2.6	9,704	4.0	1,320	1.2
Net effect of foreign tax	(3,733)	9.2	4,887	(24.9)	768	0.3	(842)	(0.8)
Other	(925)	2.3	(241)	1.2	(2,589)	(1.0)	(2,049)	(1.9)

Income Tax (Benefit) Expense/Effective Rate	$(52,099)	128.9%	$(20,679)	105.4%	$56,685	23.6%	$(493)	(0.5)%

In the twelve months ended December 31, 2002, CONSOL Energy received a $1,908 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997. In the year ended June 30, 2000, CONSOL Energy received a $7,861 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1992 to 1994.

Foreign income (loss) before taxes totaled ($8,768) for the twelve months ended December 31, 2002, $2,868 for the six months ended December 31, 2001 and $4,277 and $(3,123) for the twelve months ended June 30, 2001 and 2000, respectively.

Note 10—Inventories:

	December 31, 2002	December 31, 2001	June 30, 2001
Coal	$67,119	$33,897	$26,896
Merchandise for resale	18,855	21,816	23,264
Supplies	49,647	58,181	44,886

Total Inventories	$135,621	$113,894	$95,046

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $3,744, $3,556 and $4,069 at December 31, 2002, December 31, 2001 and June 30, 2001, respectively.

Note 11—Property, Plant and Equipment

	December 31, 2002	December 31, 2001	June 30, 2001
Coal and surface lands	$1,440,251	$1,466,793	$1,446,471
Plant and equipment	3,389,866	3,130,188	2,855,722
Mine development and airshafts	867,607	816,979	641,768

	5,697,724	5,413,960	4,943,961

Less—Accumulated depreciation, depletion and amortization	2,793,700	2,498,650	2,412,669

Net Property, Plant and Equipment	$2,904,024	$2,915,310	$2,531,292

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Plant and equipment includes gross assets under capital lease of $19,654 at December 31, 2002, $19,627 at December 31, 2001 and June 30, 2001. Accumulated amortization for capital leases was $12,205, $10,180 and $9,106 at December 31, 2002, December 31, 2001 and June 30, 2001, respectively. Development costs capitalized during 2002 were $32,229, of which $25,398 were at the McElroy Mine, $838 were at the Loveridge Mine and $5,993 were at various other mining locations. Development costs capitalized during the six-month period ended December 31, 2001 at Mine 84 were $31,050.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 12—Short-Term Notes Payable:

CONSOL Energy has commercial paper notes outstanding of $203,139, $323,683 and $360,063 (net of discount of $87, $368 and $42) at December 31, 2002 and 2001 and June 30, 2001, respectively. On March 7, 2002, CONSOL Energy issued $250,000 of 7.875 percent per annum bonds due March 1, 2012 (Note 28). Because proceeds from the transaction of $245,814 were used to repay short-term notes payable, this amount of short-term notes payable has been reclassified to long-term debt at December 31, 2001. The weighted average interest rate of the commercial paper notes outstanding was 1.87, 3.04 and 4.22 percent, with an average maturity of 8, 13 and 1 day(s) at December 31, 2002, December 31, 2001 and June 30, 2001, respectively.

One of Consol Energy’s subsidiaries, CONSOL Energy Australia Pty Limited (CEA), has $1,406 outstanding against a $5,000 Australian dollar (approximately $2,815 United States) working capital facility. This facility is part of the Syndicated Multi-Option Facility Agreement with Australia and New Zealand Banking Group Limited effective July 17, 2002. The purpose of this facility is to finance general working capital requirements of the Glennies Creek Mine located in New South Whales, Australia. Interest is payable based upon the Australian Bank Bill Rate (BBR) plus 1.5%.

Backup liquidity for CONSOL Energy’s commercial paper program is provided by a $485,000 revolving credit facility that consists of a 364-day $218,250 agreement which expires in September 2003, and a three-year $266,750 agreement which expires in September 2005. The 364-day agreement is renewable on a 364-day basis. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy’s option. Funds may be borrowed for periods of 1 to 180 days depending on the interest rate method. The facility allows for borrowings to pay commercial paper, for the issuance of letters of credit and for borrowings for other corporate purposes. This agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve months trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.25 to 1.0 measured quarterly. This ratio was 2.57 to 1.0 at December 31, 2002. This covenant changes to 3.0 to 1.0 after December 31, 2002. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.66 to 1.0 at December 31, 2002. At December 31, 2002, this facility had $246 million of available capacity.

Note 13—Other Accrued Liabilities:

	December 31, 2002	December 31, 2001	June 30, 2001
Accrued payroll and benefits	$43,997	$50,672	$51,030
Accrued other taxes	28,195	19,387	27,872
Subsidence	24,921	26,277	21,634
Accrued royalties	15,531	16,105	13,154
Accrued interest	8,692	2,791	2,754
Employee incentive compensation	2,703	—	18,595
Other	46,817	40,723	37,565
Current portion of long-term liabilities:
Postretirement benefits other than pensions	107,400	—	74,567
Workers’ compensation	56,004	53,128	45,150
Mine closing	32,712	31,536	17,671
Salary retirement	30,000	28,337	20,500
Deferred revenue	26,296	25,163	16,967
Reclamation	19,343	17,360	5,348
Pneumoconiosis benefits	6,748	—	—
Other	543	1,900	2,053

Total Other Accrued Liabilities	$449,902	$313,379	$354,860

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 14—Long-Term Debt:

	December 31, 2002	December 31, 2001	June 30, 2001
Unsecured Debt:
Notes due 2002 at average of 8.28%	$—	$66,000	$66,000
Notes due 2004 at 8.21%	45,000	45,000	45,000
Notes due 2007 at 8.25% (par value of $45,000 less unamortized discount of $129)	44,871	44,848	44,836
Notes due 2112 at 7.875% (par value of $250,000 less unamortized discount of $1,893)	248,107	—	—
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865	102,865
Australian Finance Project Facility due 2006 through 2009 at LIBOR plus a spread of 1.75%	15,493	—	—
Advance royalty commitments	32,338	28,064	30,104
Other long-term notes maturing at various dates through 2031	233	391	383
Amount reclassified from short-term notes payable (Note 12)	—	245,814	—

	488,907	532,982	289,188
Less amounts due in one year	3,372	68,795	68,794

Total Long-Term Debt	$485,535	$464,187	$220,394

The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 7.5% at December 31, 2002, 8.2% at December 31, 2001 and 7.3% at June 30, 2001. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Year Ended December 31,	Amount
2003	$3,372
2004	47,996
2005	2,786
2006	5,758
2007	50,778
Thereafter	378,217

$488,907

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 15—Leases:

CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at December 31, 2002, are as follows:

	Capital Leases	Operating Leases
2003	$5,603	$13,180
2004	2,006	12,199
2005	1,070	10,462
2006	—	8,645
2007	—	7,233
Remainder	—	9,845

Total minimum lease payments	$8,679	$61,564

Less imputed interest (7.05%–7.50%)	540

Present value of minimum lease payment	8,139
Less amount due in one year	5,243

Total Long-Term Capital Lease Obligation	$2,896

Rental expense under operating leases was $12,436 for the twelve months ended December 31, 2002, $6,670 for the six months ended December 31, 2001, $14,235 and $19,144 for the twelve months ended June 30, 2001 and 2000, respectively.

Note 16—Pension and Other Postretirement Benefit Plans:

CONSOL Energy has non-contributory defined benefit plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement.

Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. Substantially all employees may become eligible for these benefits if they have worked ten years and attained age 55. The medical plans contain certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The reconciliation of changes in benefit obligation, plan assets and funded status of these plans at December 31, 2002, December 31, 2001 and June 30, 2001, based on measurement dates of September 30, 2002, September 30, 2001 and March 31, 2001, is as follows:

	Pension Benefits			Other Benefits
	December 31, 2002	December 31, 2001	June 30, 2001	December 31, 2002	December 31, 2001	June 30, 2001
Reconciliation of Benefit Obligation:
Benefit obligation at beginning of period	$344,066	$330,928	$265,145	$1,855,413	$1,557,854	$1,219,549
Service cost	15,278	6,932	12,708	11,506	5,828	6,419
Interest cost	24,134	11,581	19,762	130,844	60,790	91,235
Actuarial (gain) loss	82,201	6,175	56,135	207,366	111,859	325,285
Acquisitions	—	—	—	—	170,661	—
Benefits paid	(28,869)	(11,550)	(22,822)	(110,787)	(51,579)	(84,634)

Benefit obligation at end of period	$436,810	$344,066	$330,928	$2,094,342	$1,855,413	$1,557,854

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$244,537	$242,162	$272,463	$112,533	$129,646	$153,928
Actual return (loss) on plan assets	(20,670)	(13,050)	(8,690)	(19,550)	3,335	1,280
Company contributions	26,115	26,975	1,211	22,778	35,759	59,072
Benefits and other payments	(28,869)	(11,550)	(22,822)	(110,787)	(56,207)	(84,634)

Fair value of plan assets at end of period	$221,113	$244,537	$242,162	$4,974	$112,533	$129,646

Funded Status:
Status of plan underfunded	$(215,697)	$(99,529)	$(88,766)	$(2,089,368)	$(1,742,880)	$(1,428,208)
Unrecognized prior service cost (credit)	746	1,021	1,197	(3,054)	(5,536)	(8,619)
Unrecognized net actuarial loss (gain)	244,516	124,284	95,183	547,035	330,849	221,759
Contributions made after measurement date Date	33	33	26,625	—	—	—

Prepaid (accrued) benefit cost	$29,598	$25,809	$34,239	$(1,545,387)	$(1,417,567)	$(1,215,068)

Amounts Recognized in Balance Sheets consist of:
Prepaid benefit cost	$160	$125	$33,801	$—	$—	$—
Accrued benefit liability	(121,473)	(36,971)	(114)	(1,545,387)	(1,417,567)	(1,215,068)
Accumulated other comprehensive loss	150,165	61,634	552	—	—	—
Intangible asset	746	1,021	—	—	—	—

Net amount recognized	$29,598	$25,809	$34,239	$(1,545,387)	$(1,417,567)	$(1,215,068)

Weighted average assumptions:
Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected return on plan assets	8.00%	9.00%	9.00%	8.00%	9.00%	9.00%
Rate of compensation increase	4.22%	4.32%	4.33%	—	—	—

For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for the year ending December 31, 2003, gradually decreasing to 4.75% in 2008, and remaining level thereafter.

The intangible pension asset is included in Other Assets on the consolidated balance sheet.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Pension Benefits				Other Benefits
	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,		For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000			2001	2000
Components of Net Periodic Benefit Cost:
Service cost	$15,278	$6,932	$12,708	$13,585	$11,506	$5,828	$6,419	$6,782
Interest cost	24,134	11,581	19,762	20,555	130,844	60,790	91,235	87,278
Expected return on plan assets	(23,695)	(12,132)	(23,254)	(23,807)	(5,568)	(3,792)	(13,660)	(6,211)
Amortization of prior service cost (credit)	275	176	352	352	(2,482)	(3,082)	(8,831)	(8,831)
Recognized net actuarial loss (gain)	6,335	2,256	750	3,132	16,298	3,224	(2,156)	(641)

Benefit cost	$22,327	$8,813	$10,318	$13,817	$150,598	$62,968	$73,007	$78,377

Net periodic pension cost is determined using the assumptions as of the beginning of the year, and the funded status is determined using the assumptions as of the end of the year.

The following table provides information related to underfunded pension plans:

	As of
	December 31, 2002	December 31, 2001	June 30, 2001
Projected benefit obligation	$436,212	$343,499	$867
Accumulated benefit obligation	$341,959	$280,791	$847
Fair value of plan assets	$220,486	$243,788	$881

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$18,924	$(14,825)
Effect on accumulated postretirement benefit obligation	$276,640	$(229,532)

Note 17—Coal Workers’ Pneumoconiosis (CWP):

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through a self-insurance program.

The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual company experience and outside sources.

Pneumoconiosis expense is calculated using the service cost method. Actuarial gains or losses are amortized over the remaining service period of active miners (approximately 11 years). The discount rate used to calculate the estimated present value of the future obligations was 6.75%, 7.25% and 7.25% at December 31, 2002, December 31, 2001 and June 30, 2001, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The reconciliation of changes in benefit obligation, plan assets and funded status of the CWP plan at December 31, 2002, December 31, 2001 and June 30, 2001 is as follows:

	December 31,	December 31,	June 30,
	2002	2001	2001
Reconciliation of Benefit Obligation:
Benefit obligation at beginning of period	$222,670	$195,791	$180,832
Service cost	4,059	1,982	3,295
Interest cost	15,567	7,179	13,492
Actuarial (gain) loss	(20,561)	12,947	6,573
Acquisition	—	9,794	—
Benefits paid	(12,421)	(5,023)	(8,401)

Benefit obligation at end of period	$209,314	$222,670	$195,791

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$39,874	$37,963	$60,161
Actual gain (loss) return on plan assets	(4,806)	12,869	9,865
Acquisition	—	31,000	—
Benefit and other payments	(16,448)	(40,958)	(30,063)
Legal and administrative costs	(2,000)	(1,000)	(2,000)

Fair value of plan assets at end of period	$16,620	$39,874	$37,963

Funded Status:
Status of plan underfunded	$(192,694)	$(182,796)	$(157,828)
Unrecognized prior service credit	(7,129)	(7,857)	(8,221)
Unrecognized net actuarial gain	(262,361)	(269,123)	(282,268)

Accrued benefit cost	$(462,184)	$(459,776)	$(448,317)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Components of Net Periodic Credit:
Service cost	$4,059	$1,982	$3,295	$4,763
Interest cost	15,567	7,179	13,492	13,760
Legal and administrative costs	2,000	1,000	2,000	2,001
Expected return on plan assets	(2,873)	(2,764)	(4,808)	(4,066)
Amortization of prior service cost	(728)	(364)	(728)	(728)
Recognized net actuarial gain	(19,644)	(10,302)	(21,650)	(27,061)

Net Periodic Credit	$(1,619)	$(3,269)	$(8,399)	$(11,331)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 18—Other Employee Benefit Plans:

    UMWA Pension and Benefit Trusts:

Certain subsidiaries of CONSOL Energy were required under prior National Bituminous Coal Wage Agreements (NBCWA) with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Contributions to the pension trusts, currently, are not required under the National Bituminous Coal Wage Agreement of 2002 with the United Mine Workers of America. There were no charges to expense for the twelve months ended December 31, 2002, and no charges to expense for the six months ended December 31, 2001. Amounts charged to expense for these benefits were $64 and $436 for the twelve months ended June 30, 2001 and 2000, respectively. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested liabilities.

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized as expense when payments are assessed. Amounts charged to expense for the Act were $35,492 for the twelve months ended December 31, 2002, $14,698 for the six months ended December 31, 2001, $33,180 and $30,524 for the twelve months ended June 30, 2001 and 2000, respectively. Based on available information at December 31, 2002, CONSOL Energy’s obligation for the Act is estimated at approximately $658,000.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or a later NBCWA and who subsequently goes out of business. Contributions to the trust were fixed at thirteen cents per hour worked by UMWA represented employees. The NBCWA of 2002 increases the contribution rate to fifty cents per hour worked effective January 1, 2003. Amounts charged to expense for the UMWA 1993 Benefit Plan were $732 for the twelve months ended December 31, 2002, $441 for the six months ended December 31, 2001, and $829 and $834 for the twelve months ended June 30, 2001 and 2000, respectively.

At December 31, 2002, approximately 38% of CONSOL Energy’s workforce was represented by the UMWA. A new five-year labor agreement was reached in December 2001 and is effective from January 1, 2002 through December 31, 2006. This agreement replaced the National Bituminous Coal Wage Agreement of 1998.

    Investment Plan:

CONSOL Energy has an investment plan available to all domestic, non-represented employees. CONSOL matches employee contributions for an amount up to 6 percent of the employee’s base pay. Amounts charged to expense were $11,732 for the twelve months ended December 31, 2002, $5,631 for the six months ended December 31, 2001, $14,502 and $10,998 for the twelve months ended June 30, 2001 and 2000, respectively. Prior to February 1, 2001, a separate investment plan was maintained for all Management Employees of Rochester & Pittsburgh Coal Company, which was matched by CONSOL Energy up to a maximum of $750 per year. Beginning February 1, 2001, contributions to this Plan ceased for all non-represented Management Employees, and they became eligible to participate in the CONSOL Energy Plan.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

    Long-Term Disability:

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled. Liabilities (net of Plan Assets) included in Deferred Credits and Other Liabilities—Other amounted to $27,833 at December 31, 2002, $26,267 at December 31, 2001 and $28,466 at June 30, 2001. The expense was determined using a discount rate of 7.25% for the twelve months ended December 31, 2002, 7.25% for the six months ended December 31, 2001, and 7.75% for the twelve months ended June 30, 2001. Benefit costs for long-term disability were $4,866 for the twelve months ended December 31, 2002, $2,601 for the six months ended December 31, 2001, $5,389 for the twelve months ended June 30, 2001 and $4,954 for the twelve months ended June 30, 2000.

Note 19—Stock-Based Compensation:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of incentive stock options to key employees and to non-employee directors. The initial number of shares of common stock reserved for issuance under the plan is 3,250,000, of which 1,000,000 are available for issuance of awards other than stock options. No award of incentive stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

CONSOL Energy accounts for its stock options granted to employees and non-employee directors in accordance with APB 25.

The fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123. The weighted average assumptions used were:

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Expected dividend yield	4.4%	4.6%	4.5%	7.0%
Expected volatility	56.2%	59.4%	57.7%	38.0%
Risk-free interest rate	2.87%	4.5%	4.7%	6.0%
Expected life	3.98 years	3.98 years	2.95 years	3.98 years

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price Of Exercisable Options
Balance at June 30, 1999	784,000	$16.00
Granted	80,000	12.41

Balance at June 30, 2000	864,000	$15.67	196,000	$16.00
Granted	1,039,096	22.77
Exercised	(105,550)	15.37
Forfeited	(192,750)	16.31

Balance at June 30, 2001	1,604,796	$20.21	269,639	$15.97
Granted	754,693	26.51
Forfeited	(15,400)	30.18

Balance at December 31, 2001	2,344,089	$22.17	460,871	$16.75
Granted	785,587	13.56
Exercised	(24,631)	15.53
Forfeited	(6,000)	30.18

Balance at December 31, 2002	3,099,045	$20.02	1,285,611	$21.88

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

All stock options granted in 1999 through 2001 had exercise prices equal to the market price of CONSOL Energy’s common stock on the date of the grant. The weighted average per share fair value of options as of the grant date was $5.23 at December 31, 2002, $9.74 at December 31, 2001, $7.17 at June 30, 2001, and $2.56 at June 30, 2000.

Characteristics of outstanding stock options at December 31, 2002 are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.88–$13.61	825,087	9.6	$13.46	30,625	$11.47
16.00–18.81	1,178,265	7.1	17.53	726,901	17.25
25.69–30.79	1,095,693	8.6	27.65	528,085	28.86

$10.88–$30.79	3,099,045	8.3	$20.02	1,285,611	$21.88

No compensation expense was recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 2,709,069 stock options outstanding under this plan. The 337,000 employee stock options granted on March 1, 2001 fully vest one year after the grant date. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 52,976 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

The Chairman of the Board of CONSOL Energy is also entitled to receive annual shares of common stock having a fair market value of $225 per grant per year. Under this agreement, $225 of expense was recognized for stock issued in the twelve months ended December 31, 2002, $113 in the six months ended December 31, 2001, and $225 in the twelve months ended June 30, 2001.

Note 20—Other Comprehensive Loss:

Components of other comprehensive loss consist of the following:

	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Accumulated Other Comprehen- sive Loss
Balance at June 30, 2000	$—	$(322)	$(322)
Current period charge	—	(15)	(15)

Balance at June 30, 2001	—	(337)	(337)
Current period change	—	(37,322)	(37,322)

Balance at December 31, 2001	—	(37,659)	(37,659)
Current period change	(1,619)	(54,092)	(55,711)

Balance at December 31, 2002	$(1,619)	$(91,751)	$(93,370)

Note 21—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $5,586 for the year ended December 31, 2002, $2,288 for the six months ended December 31, 2001, $5,329 for the year ended June 30, 2001 and $8,046 for the year ended June 30, 2000.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 22—Supplemental Cash Flow Information:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$32,931	$13,257	$48,630	$45,428
Income taxes	$(19,750)	$78,770	$20,962	$34,430
Non-cash investing and financing activities:
Businesses acquired (Note 2):
Fair value of assets acquired	$(173,848)	$386,887	$39,072	$168,010
Liabilities assumed	$(173,848)	$549,625	$—	$4,504
Reclassification from equity method	$717	$182,603	$—	$—
Note received from property sales	$5,200	$4,225	$9,108	$20,207
Exercise option on property	$—	$1,529	$—	$—
Stock dividends issued	$41	$22	$37	$12

Note 23—Concentration of Credit Risk and Major Customers:

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2002, December 31, 2001 and June 30, 2001, accounts receivable from utilities were $134,729, $136,537 and $129,898, respectively, and from steel and coke producers were $24,920, $32,072 and $33,704, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

Coal sales (including spot sales) to CONSOL Energy’s largest customer, Allegheny Energy, were $326,878 for the twelve months ended December 31, 2002, $149,119 for the six months ended December 31, 2001, $320,601 for the twelve months ended June 30, 2001 and $293,178 for the twelve months ended June 30, 2000. Accounts receivable from Allegheny Energy were $25,720, $30,855 and $28,894 as of December 31, 2002, December 31, 2001, and June 30, 2001, respectively.

Coal sales (including spot sales) and gas sales to CONSOL Energy’s second largest customer, American Electric Power, were $236,120 for the twelve months ended December 31, 2002, $152,715 for the six months ended December 31, 2001, $109,225 for the twelve months ended June 30, 2001 and $118,692 for the twelve months ended June 30, 2000. Accounts receivable from American Electric Power were $25,038, $27,491 and $10,701 as of December 31, 2002, December 31, 2001 and June 30, 2001, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 24—Fair Values of Financial Instruments:

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.

Short-term notes payable: The carrying amount reported in the balance sheets for short-term notes payable approximates its fair value due to the short-term maturity of these instruments.

Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy’s current incremental borrowing rates for similar types of borrowing arrangements.

Capital Leases: The fair values of long term debt are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Note 25, are as follows:

	December 31, 2002		December 31, 2001		June 30, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,517	$11,517	$15,582	$15,582	$16,625	$16,625
Short-term notes payable	$(204,545)	$(204,545)	$(323,683)	$(323,683)	$(360,063)	$(360,063)
Long-term debt	$(488,907)	$(492,534)	$(287,168)	$(298,608)	$(289,188)	$(293,647)
Capital Leases	$(8,139)	$(8,679)	$(12,458)	$(13,771)	$(14,373)	$(16,300)

Note 25—Derivative Instruments:

CONSOL Energy holds or purchases derivative financial instruments for purposes other than trading. Details of the fair values of the outstanding instruments are as follows:

December 31, 2002
Natural Gas	$(3,002)
Interest Rates	$(869)
Foreign Currency	$232

CONSOL Energy did not have outstanding derivative instruments for any prior periods.

Cash Flow Hedges

Interest Rates: On July 17, 2002 CONSOL Energy Australia Pty Ltd (CEA), one of CONSOL Energy’s subsidiaries, entered into two interest rate swap agreements to hedge the interest rate risk exposure of forecasted interest payments on a portion of its outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt and cover the known exposure period which extends through September 2007. The amounts to be paid or received on these swaps are recognized as an adjustment to interest expense. There was no ineffectiveness in 2002 related to this hedging strategy.

On February 19, 2002, CONSOL Energy entered into an interest rate lock agreement with a notional amount of $250,000 to manage the interest rate volatility prior to March 7, 2002, the pricing date of CONSOL Energy’s bond offering. This agreement essentially fixed the underlying treasury rate of the bonds at 4.928% and resulted in a net payment of $1,332 to CONSOL Energy. This receipt resulted in other comprehensive income of $814 (net of $518 deferred tax), which will be amortized to interest income over the life of the notes using the straight line method. There was no ineffectiveness in 2002 related to this hedging strategy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Natural Gas: CONSOL Energy entered into derivative instruments to convert the market prices related to 2003 anticipated sales of natural gas to fixed prices. Any gains or losses related to these derivative instruments will be recognized when the sale of the natural gas occurs. There was no ineffectiveness in 2002 related to this hedging strategy.

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in other comprehensive income and are reclassified to sales, interest expense, or interest income in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2002. CONSOL Energy’s consolidated balance sheet is reflected on a net asset/(liability) basis, as permitted by the master netting agreements, by over the counter parties.

Assuming market rates remain constant with rates at December 31, 2002, $2,019 of the $2,365 loss and $81 of the $746 income included in other comprehensive income is expected to be recognized in earnings over the next 12 months.

CONSOL Energy did not have any derivatives designated as fair value hedges in the current period.

Other

Foreign Currency: On July 17, 2002, CONSOL Energy Australia entered into foreign currency contracts that do not qualify for fair value, cash flow or net investment hedge accounting. These contracts convert the variable market exchange rates of the U.S. dollar to Australian dollar to fixed rates. The contracts were entered into to fix the cost of anticipated Australian dollar capital expenditures and resulted in $232 of income in the 2002 period. The U.S. dollar notional amount of all foreign currency contracts was $18,254 as of December 31, 2002.

Note 26—Commitments and Contingent Liabilities:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 21,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy or its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. In addition, CONSOL Energy has recognized a liability related to a waste disposal site and accrued $4,975, of which $1,700 was recorded in the twelve months ended December 31, 2002, in Other Liabilities. The associated expense is included in Cost of Goods Sold and Other Operating Charges. CONSOL Energy has paid $2,092 related to the remediation of this waste disposal site and, accordingly, reduced the liability to $2,883 at December 31, 2002. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$427,600
Reclamation Surety Bonds (b)	Various	$266,100
Gas Sales Agreements (c)	Various	$70,800
Ohio Power Company (d)	6/1993 – 6/2006	$40,339
Miscellaneous Surety Bonds (e)	Various	$28,700
Ohio Valley Electric Corporation (f)	1/2000 –12/2006	$24,565
1992 Benefit Plan (g)	10/2002 –10/2003	$22,389
Orix Financial Services (h)	12/2002 –12/2007	$17,700
U.S. Bancorp (i)	7/2002 – 7/2007	$15,300
Court Bonds (j)	Various	$12,600
Illinois Industrial Commission (k)	10/2002 –10/2003	$9,050
U.S. Department of Energy (l)		$4,900
ISDA Agreements (m)	Various	$3,000
Old Republic Insurance (n)	11/2002 –11/2003	$2,759
GE Capital Finance (o)		$2,500
Centimark Corp. (p)	8/2000 – 8/2008	$1,600
U.S. Department of Labor (q)	12/2002 –12/2003	$1,150
LABAR Co. (r)	4/1999 – 4/2005	$300

Total Guarantees		$951,352

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have issued surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called should CONSOL Energy or any of its subsidiaries fail to pay workers’ compensation claims.

b)	A number of CONSOL Energy subsidiaries have issued surety bonds related to reclamation and subsidence obligations. CONSOL Energy through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.

c)	Certain subsidiaries of CONSOL Energy have entered into gas sale agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1)	CONSOL Energy has an agreement with CONOCO Inc. which guarantees the physical delivery of Pocahontas Gas Partnership, a subsidiary of CONSOL Energy, production through December 31, 2004. The estimated maximum potential amount of undiscounted future payments is $16,900.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

2)	CONSOL Energy has an agreement with American Electric Power which guarantees the physical sale of Buchanan Production Company, a subsidiary of CONSOL Energy, production through December 31, 2003. This agreement has a maximum potential amount of future payments totaling $9,900.

3)	CONSOL Energy has an agreement with Dominion which guarantees the physical sales of Buchanan Production Company, a subsidiary of CONSOL Energy, through December 31, 2005. This guarantee has a maximum payment of $5,000.

4)	CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of the following subsidiaries, specific to these gas sales agreements. The maximum potential future payments are as follows: (a) Buchanan Production Company—$33,000, (b) Greene Energy—$3,000, and (c) CNX Gas—$3,000.

5)	The Buchanan Gas/Buchanan General Sales Agreement guarantees the delivery of specific quantities of gas through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract they are obligated to pay a deficiency charge equal to the undelivered volumes times the daily price of gas.

d)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between Ohio Power Company and one of its subsidiaries. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries, arising from the Coal Supply Agreement.

e)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy, through the issuance of these bonds, guarantees the performance of these obligations of its subsidiaries.

f)	CONSOL Energy is the guarantor of the Coal Supply Agreement between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

g)	On October 15, 2002, a subsidiary of CONSOL Energy, issued a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan.

h)	A CONSOL Energy subsidiary entered into an equipment lease agreement on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.

i)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement, whereby CONSOL Energy promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.

j)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude.

k)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, issued a letter of credit to Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, Illinois Industrial Commission will draw on this letter of credit.

l)	CONSOL Energy, along with SynAggs Inc., organized Universal Aggregates, LLC on January 1, 2000. Universal Aggregates is obligated to complete the design, construction and operation phases of the Birchwood Power Plan Project, and CONSOL Energy is obligated to provide their 50% share of the funds for this project. CONSOL Energy, acting as guarantor, guarantees the performance of the obligations of Universal Aggregates, with respect to this agreement, to the Department of Energy, to the extent of its 50% membership interest in Universal Aggregates.

m)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of Buchanan Production Company.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

n)	A subsidiary of CONSOL Energy, issued a letter of credit to Old Republic Insurance Company on November 12, 2002. This letter of credit is related to workers’ compensation liabilities, and is due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims.

o)	Universal Aggregates received financing from GE Capital Public Finance, Inc. for the purchase of equipment for the Birchwood Power Project, through an agreement dated December 1, 2002. CONSOL Energy is a guarantor of that agreement, by which it unconditionally guarantees to GE Capital the full and prompt payment when due of all debts, liabilities and obligations owed by Universal Aggregates with respect to this loan agreement, not to exceed $2,500.

p)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.

q)	On December 17, 2002, three subsidiaries of CONSOL Energy, issued a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harborworkers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims.

r)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space, whereas ASCI leases the warehouse from LABAR Co. In conjunction with this agreement, CONSOL Energy is a guarantor to LABAR Co., and guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.

Note 27—Segment Information:

CONSOL Energy has two reportable business segments: Coal and Gas. In the twelve months ended December 31, 2002, CONSOL Energy implemented a new internal segment reporting method in order to align segment results to management’s assessment of profitability. As a result, the measure of segment profit or loss has changed from Pre-tax Operating Income (Loss) to Earnings (Loss) Before Income Taxes. Also, some corporate charges that were previously reflected in the All Other segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to total Earnings (Loss) Before Income Tax. CONSOL Energy has also changed its disclosure from reporting additions to property, plant and equipment to reporting capital expenditures for property, plant and equipment as shown on the cash flow statement. Previously, additions to property, plant and equipment included certain non-cash increases.

Segment results for the twelve months ended December 31, 2002:

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Reportable Business Segments					All Other	Corporate Adjustments & Eliminations	Consolidated
	Coal		Gas		Total
Sales—outside	$1,776,525	(A)	$146,806	(A)	$1,923,331	$79,210	$—	$2,002,541
Sales—related parties	804		—		804	—	—	804
Freight—outside	133,664		—		133,664	188	—	133,852
Freight—related parties	564		—		564	—	—	564
Intersegment transfers	—		2,106		2,106	87,508	(89,614)	—

Total Sales and Freight	$1,911,557		$148,912		$2,060,469	$166,906	$(89,614)	$2,137,761

Earnings (Loss) Before Income Taxes	$(10,334)		$38,915		$28,581	$(22,595)	$(46,409)	$(40,423	)(B)

Segment assets	$2,871,693		$626,539		$3,498,232	$223,310	$571,618	$4,293,160	(C)

Depreciation, depletion and amortization	$218,103		$34,368		$252,471	$10,402	$—	$262,873

Capital Expenditures	$233,586		$56,812		$290,398	$4,837	$—	$295,235

(A)	Included in the Coal segment are sales of $169,198 to American Electric Power and sales of $318,919 to Allegheny Energy. Included in the Gas segment are sales of $66,922 to American Electric Power and sales of $7,959 to Allegheny Energy.

(B)	Includes equity in earnings (loss) of unconsolidated affiliates of $(6,298), $(2,177) and $(1,343) for Coal, Gas and All Other, respectively.

(C)	Includes investments in unconsolidated equity affiliates of $92,247, $14,582 and $28,533 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Segment results for the six months ended December 31, 2001 are:

	Reportable Business Segments					All Other	Corporate Adjustments & Eliminations	Consolidated
	Coal		Gas		Total
Sales—outside	$876,538	(D)	$47,918	(D)	$924,456	$40,004	$—	$964,460
Sales—related parties	—		—		—	—	—	—
Freight—outside	70,314		—		70,314	—	—	70,314
Freight—related parties	—		—		—	—	—	—
Intersegment transfers	—		809		809	42,701	(43,510)	—

Total Sales and Freight	$946,852		$48,727		$995,579	$82,705	$(43,510)	$1,034,774

Earnings (Loss) Before Income Taxes	$(4,832)		$6,601		$1,769	$(401)	$(20,988)	$(19,620	)(E)

Segment assets	$2,926,259		$594,955		$3,521,214	$163,372	$614,146	$4,298,732	(F)

Depreciation, depletion and amortization	$102,686		$12,581		$115,267	$4,772	$—	$120,039

Capital Expenditures	$137,977	(G)	$193,910	(G)	$331,887	$4,237	$—	$336,124

(D)	Included in the Coal segment are sales of $122,335 to American Electric Power and sales of $149,119 to Allegheny Energy. Included in the Gas segment are sales of $30,380 to American Electric Power.

(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $86, $1,079 and $(369) for Coal, Gas and All Other, respectively.

(F)	Includes investments in unconsolidated equity affiliates of $69,415, $7,589 and $663 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $74,474 of receivables related to the Export Sales Excise Tax resolution.

(G)	Included in the Coal segment capital expenditures is $17,950 attributable to the purchase of Glennies Creek Mine. Included in the Gas segment capital expenditures is $155,312 attributable to the purchase from Conoco Inc. of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company. The assets owned by these two entities are fully consolidated at and from the acquisition date, and previously were accounted for on the equity method.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Segment results for the twelve months ended June 30, 2001 are:

	Reportable Business Segments				All Other	Corporate Adjustments & Eliminations	Consolidated
	Coal		Gas	Total
Sales—outside	$1,852,784	(H)	$129,768	$1,982,552	$131,362	$—	$2,113,914
Sales—related parties	9,288		—	9,288	—	—	9,288
Freight—outside	157,037		—	157,037	—	—	157,037
Freight—related parties	3,903		—	3,903	—	—	3,903
Intersegment transfers	—		3,535	3,535	93,184	(96,719)	—

Total Sales and Freight	$2,023,012		$133,303	$2,156,315	$224,546	$(96,719)	$2,284,142

Earnings (Loss) Before Income Taxes	$197,513		$88,980	$286,493	$(1,405)	$(44,753)	$240,335	(I)

Segment assets	$3,001,455		$329,834	$3,331,289	$158,694	$404,988	$3,894,971	(J)

Depreciation, depletion and amortization	$220,849		$10,818	$231,667	$11,605	$—	$243,272

Capital Expenditures	$211,290	(K)	$31,353	$242,643	$10,428	$—	$253,071

(H)	Included in the Coal segment are sales of $109,225 to American Electric Power and sales of $320,601 to Allegheny Energy.

(I)	Includes equity in earnings (losses) of unconsolidated affiliates of $(256), $21,254 and $(1,561) for Coal, Gas and All Other, respectively. Also, included in Coal is $92,458 of income related to the Export Sales Excise Tax resolution.

(J)	Includes investments in unconsolidated equity affiliates of $40,559, $182,269 and $683 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $102,241 of receivables related to the Export Sales Excise Tax resolution.

(K)	Included in the Coal segment capital expenditures is $39,072 attributable to the purchase of Line Creek Mine.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Segment results for the twelve months ended June 30, 2000 are:

	Reportable Business Segments					All Other	Corporate Adjustments & Eliminations	Consolidated
	Coal		Gas		Total
Sales—outside	$1,886,358	(L)	$48,198		$1,934,556	$157,040	$—	$2,091,596
Sales—related parties	3,254		—		3,254	—	—	3,254
Freight—outside	164,512		—		164,512	—	—	164,512
Freight—related parties	1,422		—		1,422	—	—	1,422
Intersegment transfers	—		831		831	85,788	(86,619)	—

Total Sales and Freight	$2,055,546		$49,029		$2,104,575	$242,828	$(86,619)	$2,260,784

Earnings (Loss) Before Income Taxes	$146,830		$21,038		$167,868	$784	$(62,105)	$106,547	(M)

Segment assets	$2,969,779		$320,840		$3,290,619	$175,056	$400,636	$3,866,311	(N)

Depreciation, depletion and amortization	$232,505		$5,299		$237,804	$12,073	$—	$249,877

Capital Expenditures	$124,877		$177,545	(O)	$302,422	$3,682	$—	$306,104

(L)	Included in the Coal segment are sales of $118,692 to American Electric Power and sales of $293,178 to Allegheny Energy.

(M)	Includes equity in earnings of unconsolidated affiliates of $1,969 for Gas.

(N)	Includes investments in unconsolidated equity affiliates of $769, $175,220 and $1,283 for Coal, Gas and All Other, respectively.

(O)	Included in the gas segment capital expenditures is $163,506 attributable to the purchase of MCN Energy Group Inc.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30
			2001	2000
Total segment sales and freight from external customers	$2,137,761	$1,034,774	$2,284,142	$2,260,784
Other income not allocated to segments (Note 4)	45,837	31,223	70,457	64,359

Total Consolidated Revenue and Other Income	$2,183,598	$1,065,997	$2,354,599	$2,325,143

Earnings (Loss) Before Income Taxes:
Segment Earnings (Loss) Before Income Taxes for total reportable business segments	$28,581	$1,769	$286,493	$167,868
Segment Earnings (Loss) Before Income Taxes for all other businesses	(22,595)	(401)	(1,405)	784
Incentive Compensation	173	(1,052)	(18,356)	(6,291)
Interest income (expense), net and other non-operating activity	(46,582)	(19,936)	(26,397)	(55,814)

Earnings (Loss) Before Income Taxes	$(40,423)	$(19,620)	$240,335	$106,547

	December 31, 2002	December 31, 2001	June 30, 2001	June 30, 2000
Total Assets:
Segment assets for total reportable business segments	$3,498,232	$3,521,214	$3,331,289	$3,290,619
Segment assets for all other businesses	223,310	163,372	158,694	175,056
Items excluded from segments assets:
Cash and other investments	11,800	15,967	17,104	8,181
Export sales excise tax resolution interest receivable	21,649	21,419	32,351	—
Deferred tax assets	512,954	575,614	355,533	384,642
Recoverable (Accrued) income taxes	21,935	—	—	7,813
Intangible asset – overfunded pension plan	906	1,146	—	—
Bond issuance costs	2,374	—	—	—

Total Consolidated Assets	$4,293,160	$4,298,732	$3,894,971	$3,866,311

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30
			2001	2000
United States	$1,785,417	$859,492	$1,881,045	$1,848,308
Europe	181,748	82,538	216,258	193,581
Asia	39,495	14,886	26,311	72,878
Canada	90,022	33,922	86,828	59,054
South America	34,612	36,050	52,366	45,416
Middle East	—	—	—	21,096
Africa	6,467	7,886	21,334	20,451

Total Revenues and Freight from External Customers(P)	$2,137,761	$1,034,774	$2,284,142	$2,260,784

(P)	CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31, 2002	December 31, 2001	June 30, 2001	June 30, 2000
United States	$2,856,391	$2,868,050	$2,483,369	$2,525,937
Canada	47,524	47,145	47,801	48,397
Belgium	109	115	122	110

Total Property, Plant and Equipment	$2,904,024	$2,915,310	$2,531,292	$2,574,444

Note 28—Guarantor Subsidiaries Financial Information:

The payment obligations under the $250,000 7.875 percent per annum Notes due March 1, 2012 issued by CONSOL Energy are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. There are no financial covenants related to the obligations. In accordance with rules established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy’s parent and a guarantor company manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Income Statement for the Twelve months ended December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales – Outside	$—	$1,709,144	$293,397	$—	$2,002,541
Sales – Related Parties	—	804	—	—	804
Freight – Outside	—	106,923	26,929	—	133,852
Freight – Related Parties	—	564	1,265	(1,265)	564
Other Income	34,534	45,107	(2,592)	(31,212)	45,837

Total Revenue	34,534	1,862,542	318,999	(32,477)	2,183,598

Cost of Goods Sold and Other Operating Charges	12,690	1,432,494	256,932	(158,927)	1,543,189
Related Party Activity	(6,126)	(95,965)	(73,543)	175,634	—
Freight Expense	—	107,487	28,194	(1,265)	134,416
Selling, General and Administrative Expense	—	54,145	11,743	—	65,888
Depreciation, Depletion and Amortization	2,362	223,632	38,733	(1,854)	262,873
Interest Expense	22,907	20,390	2,916	—	46,213
Taxes Other Than Income	3,635	146,540	22,304	—	172,479
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	35,468	1,887,686	287,279	13,588	2,224,021

Earnings(Loss) Before Income Taxes	(934)	(25,144)	31,720	(46,065)	(40,423)
Income Taxes (Benefit)	(12,610)	(43,224)	3,735	—	(52,099)

Net Income(Loss)	$11,676	$18,080	$27,985	$(46,065)	$11,676

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Balance Sheet for December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$316	$8,550	$—	$11,517
Accounts and Notes Receivable:
Trade	—	169,943	35,948	—	205,891
Other	6,481	102,847	17,898	—	127,226
Inventories	258	122,771	12,592	—	135,621
Recoverable Income Taxes	21,935	—	—	—	21,935
Deferred Income Taxes	92,236	—	—	—	92,236
Prepaid Expenses	4,770	19,255	4,386	—	28,411

Total Current Assets	128,331	415,132	79,374	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	4,600,222	1,009,813	—	5,697,724
Less-Accumulated Depreciation, Depletion and Amortization	41,620	2,678,503	73,577	—	2,793,700

Property, Plant and Equipment – Net	46,069	1,921,719	936,236	—	2,904,024
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Advanced Mining Royalties	—	51,477	39,084	—	90,561
Investment in Affiliates	1,367,605	1,107,658	66,411	(2,406,312)	135,362
Other	2,509	82,788	34,361	—	119,658

Total Other Assets	1,790,832	1,241,923	139,856	(2,406,312)	766,299

Total Assets	$1,965,232	$3,578,774	$1,155,466	$(2,406,312)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$2,846	$38,405	$—	$151,371
Accounts Payable (Receivable)-Related Parties	1,023,380	(740,489)	(282,891)	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt and Capital Lease Obligations	100	7,802	713	—	8,615
Other Accrued Liabilities	62,606	322,814	64,482	—	449,902

Total Current Liabilities	1,399,345	(407,027)	(177,885)	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	215,266	22,162	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	218,162	22,162	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis	—	455,436	—	—	455,436
Mine Closing	—	202,538	130,382	—	332,920
Workers’ Compensation	1,827	234,428	24,995	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	55,910	21,819	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,476,636	195,880	—	2,828,249
Stockholders’ Equity	162,047	1,291,003	1,115,309	(2,406,312)	162,047

Total Liabilities and Stockholders’ Equity	$1,965,232	$3,578,774	$1,155,466	$(2,406,312)	$4,293,160

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Condensed Statement of Cash Flows For the Twelve Months Ended December 31, 2002:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(20,149)	$258,770	$90,935	$—	$329,556

Cash Flows from Investing Activities:
Capital Expenditures	$(13,797)	$(210,939)	$(70,499)	$—	$(295,235)
Investment in Equity Affiliates	(28,141)	(125)	(39,703)	—	(67,969)
Other Investing Activities	8	24,183	(923)	—	23,268

Net Cash Used in Investing Activities	$(41,930)	$(186,881)	$(111,125)	$—	$(339,936)

Cash Flows from Financial Activities:
Payments on Short-Term Borrowings	$(119,993)	$—	$—	$—	$(119,993)
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Proceeds from Long-Term Notes	246,310	—	15,493	—	261,803
Dividends Paid	(66,086)	—	—	—	(66,086)
Other Financing Activities	776	(5,731)	1,546	—	(3,409)

Net Cash Provided by (Used in) Financing Activities	$61,007	$(71,731)	$17,039	$—	$6,315

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Income Statement for the Six months ended December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales – Outside	$—	$646,897	$317,563	$—	$964,460
Freight – Outside	—	42,017	28,297	—	70,314
Other Income (including equity earnings)	4,820	76,938	(26,340)	(24,195)	31,223

Total Revenue	4,820	765,852	319,520	(24,195)	1,065,997

Cost of Goods Sold and Other Operating Charges	7,326	635,242	184,884	(66,306)	761,146
Related Party Activity	(7,827)	(54,209)	(2,073)	64,109	—
Freight Expense	—	42,018	28,296	—	70,314
Selling, General and Administrative Expense	—	22,384	9,109	—	31,493
Depreciation, Depletion and Amortization	1,129	90,458	28,452	—	120,039
Interest Expense	3,358	11,808	1,398	—	16,564
Taxes Other Than Income	1,820	58,782	20,057	—	80,659
Export Sales Excise Tax Resolution	—	5,083	319	—	5,402

Total Costs	5,806	811,566	270,442	(2,197)	1,085,617

Earnings (Loss) Before Income Taxes	(986)	(45,714)	49,078	(21,998)	(19,620)
Income Taxes (Benefit)	(2,045)	(30,919)	12,285	—	(20,679)

Net Income(Loss)	$1,059	$(14,795)	$36,793	$(21,998)	$1,059

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Balance Sheet for December 31, 2001:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$3,723	$158	$11,701	$—	$15,582
Accounts and Notes Receivable:
Trade	—	204,520	59,331	(43,409)	220,442
Other	1,566	108,791	12,979	—	123,336
Inventories	240	83,668	29,986	—	113,894
Deferred Income Taxes	54,708	—	—	—	54,708
Prepaid Expenses	3,142	30,667	8,465	—	42,274

Total Current Assets	63,379	427,804	122,462	(43,409)	570,236
Property, Plant and Equipment:
Property, Plant and Equipment	51,581	4,055,229	1,307,150	—	5,413,960
Less-Accumulated Depreciation, Depletion and Amortization	20,737	2,074,162	403,751	—	2,498,650

Property, Plant and Equipment – Net	30,844	1,981,067	903,399	—	2,915,310
Other Assets:
Deferred Income Taxes	520,906	—	—	—	520,906
Advanced Mining Royalties	9	52,966	39,669	—	92,644
Investment in Affiliates	1,113,982	951,651	51,236	(2,038,941)	77,928
Other	1,649	74,451	45,608	—	121,708

Total Other Assets	1,636,546	1,079,068	136,513	(2,038,941)	813,186

Total Assets	$1,730,769	$3,487,939	$1,162,374	$(2,082,350)	$4,298,732

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$117,281	$5,957	$92,094	$(43,409)	$171,923
Accounts Payable (Receivable)-
Related Parties	811,479	(374,435)	(517,919)	80,875	—
Short-Term Notes Payable	77,869	—	—	—	77,869
Current Portion of Long-Term Debt and Capital Lease Obligations	100	72,036	635	—	72,771
Accrued Income Taxes	4,799	—	—	—	4,799
Other Accrued Liabilities	31,753	208,826	72,800	—	313,379

Total Current Liabilities	1,043,281	(87,616)	(352,390)	37,466	640,741
Long-Term Debt:
Long-Term Debt	245,892	211,688	6,607	—	464,187
Capital Lease Obligations	—	8,482	—	—	8,482

Total Long-Term Debt	245,892	220,170	6,607	—	472,669
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,417,567	—	—	1,417,567
Pneumoconiosis	—	459,776	—	—	459,776
Mine Closing	—	198,700	135,038	—	333,738
Workers’ Compensation	1,738	234,814	32,523	—	269,075
Deferred Revenue	—	195,370	32,225	—	227,595
Salary Retirement	8,633	—	—	—	8,633
Reclamation	—	7,715	6,029	—	13,744
Other	159,666	21,649	2,320	—	183,635

Total Deferred Credits and Other Liabilities	170,037	2,535,591	208,135	—	2,913,763
Stockholders’ Equity	271,559	819,794	1,300,022	(2,119,816)	271,559

Total Liabilities and Stockholders’ Equity	$1,730,769	$3,487,939	$1,162,374	$(2,082,350)	$4,298,732

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Condensed Statement of Cash Flows For the Six Months Ended December 31, 2001:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$105,258	$112,440	$(124,614)	$—	$93,084

Cash Flows from Investing Activities:
Capital Expenditures	$(3,637)	$(112,777)	$(46,448)	$—	$(162,862)
Acquisitions – Net of Cash Acquired	(20,694)		183,432	—	162,738
Investment in Equity Affiliates	(1,598)	(275)	(12,046)	—	(13,919)
Other Investing Activities	15	2,538	(108)	—	2,445

Net Cash (Used in) Provided by Investing Activities	$(25,914)	$(110,514)	$124,830	$—	$(11,598)

Cash Flows from Financial Activities:
Payments on Short-Term Borrowings	$(36,564)	$—	$—	$—	$(36,564)
Dividends Paid	(44,050)	—	—	—	(44,050)
Other Financing Activities	—	(1,915)	—	—	(1,915)

Net Cash Used in Financing Activities	$(80,614)	$(1,915)	$—	$—	$(82,529)

Income Statement for the Twelve Months Ended June 30, 2001:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales – Outside	$—	$1,575,195	$538,719	$—	$2,113,914
Sales – Related Parties	—	4,029	5,259	—	9,288
Freight – Outside	—	98,552	58,485	—	157,037
Freight –Related Parties	—	3,903	647	(647)	3,903
Other Income (including equity earnings)	197,473	192,216	(90,397)	(228,835)	70,457

Total Revenue	197,473	1,873,895	512,713	(229,482)	2,354,599
Cost of Goods Sold and Other Operating Charges	31,927	1,403,980	247,372	(128,412)	1,554,867
Related Party Activity	(33,862)	(112,934)	17,163	129,633	—
Freight Expense	—	102,455	59,132	(647)	160,940
Selling, General and Administrative Expense	—	43,379	19,664	—	63,043
Depreciation, Depletion and Amortization	2,010	193,868	49,251	(1,857)	243,272
Interest Expense	17,111	36,340	4,147	—	57,598
Taxes Other Than Income	4,204	156,369	(2,507)	—	158,066
Export Sales Excise Tax Resolution	—	(115,886)	(7,636)	—	(123,522)

Total Costs	21,390	1,707,571	386,586	(1,283)	2,114,264

Earnings (Loss) Before Income Taxes	176,083	166,324	126,127	(228,199)	240,335
Income Taxes (Benefit)	(7,567)	34,486	29,766	—	56,685

Net Income(Loss)	$183,650	$131,838	$96,361	$(228,199)	$183,650

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Balance Sheet for June 30, 2001:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$4,993	$147	$11,485	$—	$16,625
Accounts and Notes Receivable:
Trade	—	190,151	58,834	(27,428)	221,557
Related Parties	(11)	4	7	—	—
Other	967	124,460	32,988	—	158,415
Inventories	240	81,385	13,421	—	95,046
Deferred Income Taxes	46,340	—	—	—	46,340
Prepaid Expenses	2,127	23,060	2,685	—	27,872

Total Current Assets	54,656	419,207	119,420	(27,428)	565,855
Property, Plant and Equipment:
Property, Plant and Equipment	39,195	3,942,384	962,382	—	4,943,961
Less-Accumulated Depreciation, Depletion and Amortization	20,636	1,981,411	410,622	—	2,412,669

Property, Plant and Equipment – Net	18,559	1,960,973	551,760	—	2,531,292
Other Assets:
Deferred Income Taxes	309,193	—	—	—	309,193
Advanced Mining Royalties	6	56,922	40,489	—	97,417
Investment in Affiliates	1,076,146	699,994	101,492	(1,653,965)	223,667
Other	54,929	77,350	35,268	—	167,547

Total Other Assets	1,440,274	834,266	177,249	(1,653,965)	797,824

Total Assets	$1,513,489	$3,214,446	$848,429	$(1,681,393)	$3,894,971

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$104,839	$17,571	$49,118	$(27,428)	$144,100
Accounts Payable (Receivable) – Related Parties	554,795	(274,834)	(373,952)	94,086	95
Short-Term Notes Payable	360,063	—	—	—	360,063
Current Portion of Long-Term Debt and Capital Lease Obligations	100	71,798	635	—	72,533
Accrued Income Taxes	2,322	—	—	—	2,322
Other Accrued Liabilities	63,028	254,041	37,791	—	354,860

Total Current Liabilities	1,085,147	68,576	(286,408)	66,658	933,973
Long-Term Debt:
Long-Term Debt	69	213,224	7,101	—	220,394
Capital Lease Obligations	—	10,634	—	—	10,634

Total Long-Term Debt	69	223,858	7,101	—	231,028
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,140,501	—	—	1,140,501
Pneumoconiosis	—	446,790	1,527	—	448,317
Mine Closing	—	176,516	95,704	—	272,220
Workers’ Compensation	2,052	213,495	45,062	—	260,609
Deferred Revenue	—	—	40,024	—	40,024
Salary Retirement	114	—	—	—	114
Reclamation	—	15,748	4,058	—	19,806
Other	74,460	116,049	6,223	—	196,732

Total Deferred Credits and Other Liabilities	76,626	2,109,099	192,598	—	2,378,323
Stockholders’ Equity	351,647	812,913	935,138	(1,748,051)	351,647

Total Liabilities and Stockholders’ Equity	$1,513,489	$3,214,446	$848,429	$(1,681,393)	$3,894,971

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Condensed Statement of Cash Flows For the Twelve Months Ended June 30, 2001:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(269,967)	$611,839	$93,967	$—	$435,839

Cash Flows from Investing Activities:
Capital Expenditures	$(3,163)	$(162,074)	$(48,762)	$—	$(213,999)
Acquisitions – Net of Cash Acquired	—	—	(39,072)	—	(39,072)
Investment in Equity Affiliates	(156)	14,075	(1,805)	—	12,114
Other Investing Activities	1,428	5,288	920	—	7,636

Net Cash Used in Investing Activities	$(1,891)	$(142,711)	$(88,719)	$—	$(233,321)

Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	$361,855	$(464,310)	$—	$—	$(102,455)
Dividends Paid	(88,014)	—	—	—	(88,014)
Other Financing Activities	1,521	(4,769)	(357)	—	(3,605)

Net Cash Provided by (Used in) Financing Activities	$275,362	$(469,079)	$(357)	$—	$(194,074)

Income Statement for the Twelve Months Ended June 30, 2000:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales – Outside	$—	$1,574,291	$517,305	$—	$2,091,596
Sales – Related Parties	—	1,891	11,642	(10,279)	3,254
Freight – Outside	—	148,693	15,819	—	164,512
Freight –Related Parties	—	1,422	—	—	1,422
Other Income (including equity earnings)	87,147	92,003	(26,970)	(87,821)	64,359

Total Revenue	87,147	1,818,300	517,796	(98,100)	2,325,143
Cost of Goods Sold and Other Operating Charges	17,135	1,333,687	300,826	(152,666)	1,498,982
Related Party Activity	(73,355)	(114,559)	34,738	153,176	—
Freight Expense	—	150,115	15,819	—	165,934
Selling, General and Administrative Expense	—	34,156	28,008	—	62,164
Depreciation, Depletion and Amortization	2,519	197,074	52,142	(1,858)	249,877
Interest Expense	4,024	47,531	3,734	—	55,289
Taxes Other Than Income	4,559	141,371	28,342	—	174,272
Restructuring Costs	11,109	969	—	—	12,078

Total Costs	(34,009)	1,790,344	463,609	(1,348)	2,218,596

Earnings (Loss) Before Income Taxes	121,156	27,956	54,187	(96,752)	106,547
Income Taxes (Benefit)	14,116	(14,338)	(271)	—	(493)

Net Income(Loss)	$107,040	$42,294	$54,458	$(96,752)	$107,040

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Condensed Statement of Cash Flows For the Twelve Months Ended June 30, 2000:
	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$104,993	$(8,688)	$198,723	$—	$295,028
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(115,744)	$(26,854)	$—	$(142,598)
Acquisitions – Net of Cash Acquired	—	—	(163,506)	—	(163,506)
Investment in Equity Affiliates	—	(2,299)	—	—	(2,299)
Other Investing Activities	40	9,331	(522)	—	8,849

Net Cash Provided by (Used in) Investing Activities	$40	$(108,712)	$(190,882)	$—	$(299,554)

Cash Flows from Financing Activities:
Proceeds from Short-Term Borrowings	$—	$117,331	$—	$—	$117,331
Dividends Paid	(89,055)	—	—	—	(89,055)
Other Financing Activities	(19,496)	(6,947)	(12,685)	—	(39,128)

Net Cash (Used in) Provided by Financing Activities	$(108,551)	$110,384	$(12,685)	$—	$(10,852)

Note 29—Supplemental Coal Data (unaudited):

	Millions of Tons
	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Proved and probable reserves at beginning of period	4,322	4,378	4,461	4,705
Purchased reserves	4	4	3	3
Reserves sold in place	(28)	(8)	(5)	(66)
Production	(64)	(34)	(71)	(73)
Revisions and other changes	—	(18)	(10)	(108)

Consolidated proved and probable reserves at end of period*	4,234	4,322	4,378	4,461

Proportionate share of proved and probable reserves of unconsolidated equity affiliates *	41	43	33	—

*	Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

The vast majority of coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2002, 924 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2002 include 3,598 million tons of steam coal in consolidated reserves and 2 million tons of steam coal in unconsolidated equity affiliates, of which approximately 15 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 16 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 636 million tons of metallurgical coal in consolidated reserves and 39 million tons of metallurgical coal in unconsolidated equity affiliates, of which approximately 69 percent has a sulfur

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 31 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Note 30—Supplemental Gas Data (unaudited):

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules:

Capitalized Costs:

	December 31, 2002	December 31, 2001	June 30, 2001
Proved properties	$596,014	$523,377	$148,012
Accumulated depreciation, depletion and amortization	64,425	29,708	17,151

Net Capitalized Costs	$531,589	$493,669	$130,861

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$10,670	$496	$109,422

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Results of Operations:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Total Revenue	$148,914	$51,060	$157,832	$52,456

Lifting Costs	16,439	8,111	8,893	6,615
Royalty Expense	12,214	3,530	12,983	2,725
Other Production Costs	45,837	18,015	29,845	14,496
Depreciation, Depletion & Amortization	34,368	12,581	10,818	5,299

Total Cost	108,858	42,237	62,539	29,135

Pretax Operating Income	40,056	8,823	95,293	23,321
Income Taxes	14,020	(798)	33,236	8,222

Results of Operations, excluding Corporate and Interest Costs	$26,036	$9,621	$62,057	$15,099

Gross Reserve Quantity (Million Cubic Feet):
Proved developed and undeveloped gas reserves at beginning of period*	1,176,232	780,507	746,813	467,009
Purchased reserves	—	414,806	—	284,591
Production	(47,164)	(19,737)	(34,706)	(16,299)
Revisions and other changes	(25,855)	656	68,400	11,512

Proved developed and undeveloped gas reserves at end of Period*	1,103,213	1,176,232	780,507	746,813
Proportional interest in reserves of investees accounted for by the equity method (included in proved developed and undeveloped gas reserves)	559	6,802	416,183	424,848

Proved developed reserves:
At beginning of period	413,234	261,426	178,690	72,749

At end of period	374,098	413,234	261,426	178,690

Proved developed reserves in equity affiliates included in proved developed reserves:
At beginning of period	5,022	117,620	103,313	—

At end of period	559	5,022	117,620	103,313

*	Proved developed and undeveloped gas reserves are defined by the Society of Petroleum Engineers and the World Petroleum Congress. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

CONSOL Energy’s proved gas reserves are located in the states of Virginia, Tennessee and Pennsylvania.

Standardized Measure of Discounted Future Net Cash Flows:

The following information has been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities.” This statement requires the standardized measure of discounted future net cash flows to be based on year-end sales prices, costs and statutory income tax rates and a 10 percent annual discount rate. Because prices used in the calculation are as of the end of the period, the standardized measure could vary significantly from year to year based on the market conditions at that specific date.

The projections should not be viewed as realistic estimates of future cash flows, nor should the “standardized measure” be interpreted as representing current value to CONSOL Energy. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary. CONSOL Energy’s investment and operating decisions are not

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

based on the information presented, but on a wide range of reserve estimates that include probable as well as proved reserves, and on different price and cost assumptions.

The standardized measure is intended to provide a better means for comparing the value of CONSOL Energy’s proved reserves at a given time with those of other gas producing companies than is provided by a comparison of raw proved reserve quantities.

The future net cash flows for the prior year ended December 31, 2001 have been restated from $433,224 for future net cash flows and $218,365 for total standardized measure of discounted future net cash flows previously included in our reports due to revisions in development costs for that period. This change is necessary to illustrate a more accurate comparison of the year to year changes.

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Future Cash Flows:
Revenues	$5,110,417	$3,258,890	$2,647,689	$3,238,988
Production costs	(1,806,259)	(1,847,658)	(1,520,955)	(1,365,925)
Development costs	(283,290)	(284,905)	(286,680)	(242,733)
Income tax expense	(983,172)	(224,984)	(288,447)	(479,504)

Future Net Cash Flows	2,037,696	901,343	551,607	1,150,826
Discounted to present value at a 10% annual rate	(1,302,515)	(555,517)	(362,451)	(656,245)

Total standardized measure of discounted net cash flows	$735,181	$345,826	$189,156	$494,581

Standardized measure of discounted net cash flows for equity affiliates included above	$—	$—	$32,451	$177,068

The gas reserves and production costs are stated on an 8/8th basis due to the structure of existing lease agreements. As such, a 1/8th royalty expense of $495,087 and $410,504 is included in future estimated production costs at December 31, 2002 and December 31, 2001, respectively.

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Balance at Beginning of Period	$345,826	$189,156	$494,581	$63,340
Net changes in sales prices and production costs	1,971,309	(1,387,961)	(857,403)	857,939
Sales—net of production costs	(56,795)	284,498	(106,111)	(28,620)
Net change due to acquisition	—	1,155,060	—	744,637
Net change due to revisions in quantity estimates	(40,263)	232,901	217,185	(18,299)
Development costs incurred, previously estimated	42,705	(18,141)	(13,398)	(4,545)
Changes in estimated future development costs	(41,090)	1,775	(43,947)	(141,683)
Net change in future income taxes	(739,520)	163,576	191,057	(382,909)
Accretion of discount and other	(746,991)	(275,038)	307,192	(595,279)

Total Discounted Cash Flow at End of Period	$735,181	$345,826	$189,156	$494,581

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 31—Quarterly Information (unaudited):

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Sales	$508,351	$506,901	$482,888	$505,205

Freight Revenue	$32,012	$31,724	$34,248	$36,432

Costs of Goods Sold and Other Operating Charges	$390,854	$426,915	$362,511	$362,909

Freight Expense	$32,012	$31,724	$34,248	$36,432

Net Income (Loss)	$4,134	$(6,986)	$9,027	$5,501

Earnings Per Share:
Basic	$0.05	$(0.09)	$0.11	$0.07

Dilutive	$0.05	$(0.09)	$0.11	$0.07

Weighted Average Shares Outstanding:
Basic	78,748,594	78,735,267	78,722,778	78,704,593

Dilutive	78,757,425	78,770,328	78,935,017	78,909,819

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Three Months Ended
	December 31, 2001	September 30, 2001
Sales	$478,811	$485,649

Freight Revenue	$34,104	$36,210

Costs of Goods Sold and Other Operating Charges	$371,833	$389,313

Freight Expense	$34,104	$36,210

Net Income (Loss)	$12,568	$(11,509)

Earnings Per Share:
Basic	$0.16	$(0.15)

Dilutive	$0.16	$(0.15)

Weighted Average Shares Outstanding:
Basic	78,703,099	78,696,365

Dilutive	78,926,711	78,913,117

	Three Months Ended
	June 30, 2001	March 31, 2001		December 31, 2000	September 30, 2000
Sales	$555,876	$575,125		$501,292	$490,909

Freight Revenue	$56,080	$32,635		$35,154	$37,071

Costs of Goods Sold and Other Operating Charges	$404,928	$419,610		$360,449	$369,880

Freight Expense	$56,080	$32,635		$35,154	$37,071

Net Income	$49,347	$100,800		$29,407	$4,096

Earnings Per Share:
Basic	$0.63	$1.28	(A)	$0.37	$0.05

Dilutive	$0.62	$1.27	(A)	$0.37	$0.05

Weighted Average Shares Outstanding:
Basic	78,670,017	78,616,575		78,590,854	78,577,553

Dilutive	79,071,471	79,201,793		78,745,914	78,681,451

(A)	The increase in Earnings Per Share was due mainly to the recognition of pre-tax income of $95,292 for the Export Sales Excise Tax Resolution.

	Three Months Ended
	June 30, 2000	March 31, 2000	December 31, 1999	September 30, 1999
Sales	$501,513	$511,016	$537,109	$545,212

Freight Revenue	$44,387	$35,862	$40,734	$44,951

Costs of Goods Sold and Other Operating Charges	$337,984	$369,524	$375,387	$416,087

Freight Expense	$44,387	$35,862	$40,734	$44,951

Net Income	$36,837	$22,970	$36,506	$10,727

Earnings Per Share:
Basic	$0.47	$0.29	$0.46	$0.13

Dilutive	$0.47	$0.29	$0.46	$0.13

Weighted Average Shares Outstanding:
Basic	78,615,363	79,217,730	79,901,818	80,250,718

Dilutive	78,619,097	79,218,134	79,902,337	80,250,870

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

CONSOL Energy’s Board of Directors appointed PricewaterhouseCoopers LLP to serve as the Company’s independent accountant, effective July 2, 2002. PricewaterhouseCoopers LLP serves as the independent accountant for RWE Rheinbraun AG., a multi-utility holding group headquartered in Essen, Germany, which owns approximately 74 percent of CONSOL Energy’s common stock. PricewaterCoopers LLP replaced Ernst & Young LLP as the Company’s independent accountant. Effective June 5, 2002, CONSOL Energy Board of Directors dismissed Ernst & Young LLP as its independent accountant.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information requested by Item 401 of Regulations S-K is incorporated herein by reference to the Proxy Statement for the annual meeting of shareholders to be held on April 30, 2003 (the “Proxy Statement”).

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

Item 14. Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

EXHIBIT INDEX

		Page

(a)(1)	Financial Statements:

	The following consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

	Report of Independent Accountants	56

	Consolidated Statements of Income for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	58

	Consolidated Balance Sheets at December 31, 2002, December 31, 2001, and June 30, 2001	59

	Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	60

	Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	61

	Notes to Consolidated Financial Statements	62

(a)(2)	Financial Statement Schedules:

	No schedules are required to be presented by CONSOL Energy.

(a)(3)	Exhibits filed as part of this Report:

	The response to this portion of Item 15 is submitted as a separate part of this Report.

(b)(1)	Reports on Form 8-K:

	None.

(c)	Exhibits:

3.1

Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement Form S-1 (Registration No. 333-68987) filed on March 24, 1999, (“Amendment No. 2”).

3.2	By-Laws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 2.

4.1

Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.1 to Form 10-K (file number 333-68987) filed on March 29, 2002 (“Form 10-K”).

4.2

Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.2 to Form 10-K.

10.1

Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration on Form S-1 (Registration No. 333-68987) filed on March 24, 1999 (“Amendment No.1”).

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

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Employment Agreement dated December 11, 1997 between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.19	Employment Agreement dated February 22, 1999 between CONSOL Energy Inc. and John L. Whitmire, incorporated by reference to Exhibit 10.19 to Amendment No. 2.

10.20	CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

10.21	Intentionally omitted.

10.22

Registration Rights Agreement, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., Salomon Smith Barney Inc., Dresdner Kleinwort Wasserstein—Grantchester, Inc., Mellon Financial Markets, LLC, PNC Capital Markets, Inc., Scotia Capital Markets, Inc., Australia and New Zealand Banking Group Limited—London Branch and NatCity Investments, Inc, incorporated by reference to exhibit 10.22 to Form 10-K.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27

Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

10.28

364 –Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

10.29

Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee, and Glennies Creek Joint Venture Financing, incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Supplemental Information

No annual report or proxy material has been sent to shareholders of CONSOL Energy at the time of filing of this Form 10-K. An annual report will be sent to shareholders subsequent to the filing of this Form 10-K. Said annual report will be forwarded to the commission when the same are sent to shareholders of CONSOL Energy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 21st day of March, 2003.

CONSOL ENERGY INC.

By:	/s/ J. Brett Harvey
J. Brett Harvey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 21st day of March, 2003, by the following persons on behalf of the Registrant in the capacities indicated:

SIGNATURE	TITLE

/s/ John L. Whitmire John L. Whitmire	Chairman of the Board

/s/ J. Brett Harvey J. Brett Harvey	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Christoph Koether Christoph Koether	Executive Vice President and Director

/s/ William J. Lyons William J. Lyons	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Philip W. Baxter Philip W. Baxter	Director

/s/ Berthold Bonekamp Berthold Bonekamp	Director

/s/ Bernd J. Breloer Bernd J. Breloer	Director

/s/ Patricia A. Hammick Patricia A. Hammick	Director

/s/ Rolf Zimmermann Rolf Zimmermann	Director

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: March 21, 2003

By:	/s/ William J. Lyons
William J. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, J. Brett Harvey, certify that:

1. I have reviewed this annual report on Form 10-K of CONSOL Energy Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying office and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ J. Brett Harvey
J. Brett Harvey
President, Chief Executive Officer and Director

CERTIFICATIONS

I, William Lyons, certify that:

1.	I have reviewed this annual report on Form 10-K of CONSOL Energy Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying office and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003

/s/ W. J. Lyons
W. J. Lyons
Senior Vice President and Chief Financial Officer