Form 10-K/A
period 2002-12-31
CONSOL ENERGY INC
filed 2003-04-14
CIK 1070412

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

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2003, are incorporated by reference in Part III

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the period ending December 31, 2002, which was filed on March 21, 2003 (the “Form 10-K”) to amend and restate Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations to include text of the critical accounting policies related to “Coal Workers’ Pneumoconiosis” and “Salaried Pensions” which was inadvertently deleted from the Form 10-K. In addition, as required by Rule 12b-15, promulgated under the Securities Exchange Act of 1934, as amended, our principal executive officer and principal financial officer are providing Rule 13a-14 certifications in connection with this Form 10-K/A and are also filing written statements pursuant to Title 18 United States Code Section1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Form 10-K.

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

Revenues from the sale of industrial supplies decreased $22 million, or 25.0%, to $64 million in the 2002 period from $86 million in the 2001 period primarily due to reduced sales volumes. During the fiscal year ended June 30, 2001, the physical assets and operations associated with 18 industrial and store management sites were sold. The sale did not have a material impact on CONSOL Energy’s financial position, results of operations or cash flow. Fairmont Supply continues to operate 12 service centers.

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

Per capita costs on a per annum basis for Other Post Retirement Benefits were assumed to be $3,633 at December 31, 2002. This was a 13.0% increase over the per capita cost on a per annum basis at December 31, 2001. If the actual increase in per capita cost of medical services or other post retirement benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted annually, which could have a significant effect on the costs and liabilities recognized in the financial statements. The estimated liability recognized in the financial statements at December 31, 2002 was $1.5 billion compared to $1.4 billion at December 31, 2001.

Coal Workers’ Pneumoconiosis

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate which the Coal Workers’ Pneumoconiosis liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2002, the discount rate was 6.75% per annum. The discount rate for the six months ended December 31, 2001 and the twelve months ended June 30, 2001 was 7.25% per annum. In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could result in changes in assumptions used in our actuarial determination of the liability, including interest, disability and mortality assumptions. Our experience to date related to these changes is not sufficient to determine the impact of these changes. These changes could significantly increase our exposure to black lung benefit liabilities. The estimated liability recognized in the financial statements at December 31, 2002 was approximately $462 million compared to $460 million at December 31, 2001.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employees’ compensation near retirement. After our review, our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. For the year ended December 31, 2002, compensation increases are assumed to range from 3% to 6% depending on age classification. This assumption was also used in the six months ended December 31, 2001. Mortality assumptions were changed in the year ended December 31, 2002 to reflect a more recent actuarial table for mortality than was used in the previous period. Retirement rate assumptions were unchanged for the year ended December 31, 2002. This assumption begins at 5% for employees at age 50 and increases gradually to 100% of employees at age 65. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate at which the retirement plans could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2002 the discount rate was 6.75% per annum. The discount rate for the six months ended December 31, 2001 and the twelve months ended June 30, 2001 was 7.25% per annum. Significant changes to any of these assumptions introduce substantial volatility to our costs. The estimated liability at December 31, 2002, was $120.6 million compared to $35.8 million at December 31, 2001. Due to the negative return on plan assets, the difference in the accumulated benefit obligation and the plan assets at December 31, 2002 of approximately $150 million was recognized as a minimum pension liability. At December 31, 2001 the minimum pension liability was approximately $62 million.

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

The degree to which we are leveraged could have important consequences to us, including the following:

•	a substantial portion of our cash flow must be used to pay interest on our indebtedness and therefore is not available for use in our business;

•	our high degree of indebtedness increases our vulnerability to changes in general economic and industry conditions;

•	our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or other purposes could be impaired;

•	because some of our borrowings are short-term or at variable rates of interest, we are vulnerable to interest rate fluctuations, which could result in our incurring higher interest expenses if interest rates increase; and

•	our failure to comply with covenants and restrictions contained in the terms of our borrowings could lead to a default which could cause all or a significant portion of our debt to become immediately payable.

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

During the twelve months ended December 31, 2002, approximately 82% of the coal we produced was sold under contracts with terms of one year or more. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, and includes our production costs and other factors. Price changes, if any, provided in long term supply contracts are not intended to reflect our cost increases, and therefore increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. If a substantial portion of our long-term contracts are modified or terminated, we would be adversely affected to the extent that we are unable to find other customers at the same level of profitability. As a result, we cannot assure that we will be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) or that they will contribute to our profitability.

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

We may not be able to accomplish acquisitions effectively, which requires us to outbid competitors, obtain financing on acceptable terms and integrate acquired operations.

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

Debt

At December 31, 2002, CONSOL Energy had total long-term debt of $497 million outstanding, including current portion of long-term debt of $9 million. This long-term debt consisted of:

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

CONSOL Energy’s commercial paper program has been backed by a Senior Revolving Credit facility provided by a bank syndicate. The most recent facility, established in September 2002, provides for an aggregate of $485 million that may be used for commercial paper maturities, letters of credit and borrowings for other corporate purposes. This agreement replaces a $400 million credit facility, which was to expire in September 2002. The current agreement consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is payable based, at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.25 to 1.0 measured quarterly (3.0 to 1.0 for quarters after December 31, 2002). This ratio was 2.57 to 1.0 at December 31, 2002. In addition, we are required to maintain a ratio of twelve month trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.66 to 1.0 at December 31, 2002. At December 31, 2002, this facility had $246 million of additional capacity remaining. At February 28, 2003, this facility had $243 million of additional capacity.

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

In June 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146) was issued and will be effective for CONSOL Energy for any exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefits arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. This statement will be applied prospectively.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

EXHIBIT INDEX

(a)(1)	Financial Statement:

No Financial Statements are required to be presented by CONSOL Energy.

(a)(2)	Financial Statement Schedules:

No schedules are required to be presented by CONSOL Energy.

(a)(3)	Exhibits filed as part of this Report:

The response to this portion of Item 15 is submitted as a separate part of this Report.

(b)(1)	Reports on Form 8-K:

None.

(c)	Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 14th day of April, 2003.

CONSOL ENERGY INC.

/s/ William J. Lyons
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: April 14, 2003

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

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:  April 14, 2003

/s/ W. J. Lyons
W. J. Lyons
Senior Vice President and Chief Financial Officer