Form 10-Q
period 2003-03-31
CONSOL ENERGY INC
filed 2003-05-09
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-14901

CONSOL Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Washington Road, Pittsburgh, Pennsylvania 15241

(Address of principal executive offices, including zip code)

(412) 831-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 30, 2003, there were 78,762,586 shares of Common Stock, $.01 par value, outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Sales—Outside	$506,560	$505,201
Sales—Related Parties	1,369	4
Freight—Outside	32,028	36,432
Freight—Related Parties	562	—
Other Income	19,290	8,371

Total Revenue and Other Income	559,809	550,008
Cost of Goods Sold and Other Operating Charges	407,871	362,909
Freight Expense	32,590	36,432
Selling, General and Administrative Expense	17,084	16,657
Depreciation, Depletion and Amortization	60,706	66,457
Interest Expense	9,476	10,137
Taxes Other Than Income	43,142	50,725

Total Costs	570,869	543,317

Earnings (Loss) Before Income Taxes	(11,060)	6,691
Income Tax Expense (Benefit)	(14,449)	1,190

Earnings before Cumulative Effect of Change in Accounting Principle	3,389	5,501
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income Taxes of $3,035	4,768	—

Net Income	$8,157	$5,501

Basic Earnings Per Share	$0.10	$0.07

Dilutive Earnings Per Share	$0.10	$0.07

Weighted Average Number of Common Shares Outstanding:
Basic	78,749,180	78,707,070

Dilutive	78,845,356	78,912,296

Dividends Paid Per Share	$0.14	$0.28

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) MARCH 31, 2003	DECEMBER 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,944	$11,517
Accounts and Notes Receivable:
Trade	219,687	205,891
Other Receivables	128,284	127,226
Inventories	127,360	135,621
Deferred Income Taxes	89,954	92,236
Recoverable Income Taxes	12,272	21,935
Prepaid Expenses	30,682	28,411

Total Current Assets	628,183	622,837

Property, Plant and Equipment:
Property, Plant and Equipment	5,766,545	5,697,724
Less—Accumulated Depreciation, Depletion and Amortization	2,830,578	2,793,700

Total Property, Plant and Equipment—Net	2,935,967	2,904,024

Other Assets:
Deferred Income Taxes	444,907	420,718
Advance Mining Royalties	92,904	90,561
Investment in Affiliates	83,024	135,362
Other	120,730	119,658

Total Other Assets	741,565	766,299

TOTAL ASSETS	$4,305,715	$4,293,160

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) MARCH 31, 2003	DECEMBER 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$118,828	$151,371
Short-Term Notes Payable	153,848	204,545
Current Portion of Long-Term Debt	8,256	8,615
Other Accrued Liabilities	495,771	449,902

Total Current Liabilities	776,703	814,433

Long-Term Debt:
Long-Term Debt	487,781	485,535
Capital Lease Obligations	2,420	2,896

Total Long-Term Debt	490,201	488,431

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,457,342	1,437,987
Pneumoconiosis Benefits	450,473	455,436
Mine Closing	371,928	332,920
Workers’ Compensation	259,316	261,250
Deferred Revenue	91,655	102,400
Salary Retirement	93,523	91,474
Reclamation	6,933	5,812
Other	150,548	140,970

Total Deferred Credits and Other Liabilities	2,881,718	2,828,249

Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 80,267,558 Issued; and 78,749,504 Outstanding at March 31, 2003 and 78,749,001 Outstanding at December 31, 2002	803	803
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding
Capital in Excess of Par Value	643,790	643,787
Retained Earnings (Deficit)	(374,885)	(372,017)
Other Comprehensive Loss	(95,465)	(93,370)
Common Stock in Treasury, at Cost—1,518,054 Shares at March 31, 2003 and 1,518,557 Shares at December 31, 2002	(17,150)	(17,156)

Total Stockholders’ Equity	157,093	162,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,305,715	$4,293,160

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2002	$803	$643,787	$(372,017)	$(93,370)	$(17,156)	$162,047
(Unaudited)

Net Income			8,157			8,157
Treasury Rate Lock (Net of $14 tax)				(21)		(21)
Interest Rate Swap Contract (Net of $32 tax)				(49)		(49)
Gas Cash Flow Hedge (Net of $1,289 tax)				(2,025)		(2,025)

Comprehensive Income (Loss)			8,157	(2,095)		6,062

Treasury Stock Issued (503 shares)		3			6	9
Dividends ($.14 per share)			(11,025)			(11,025)

Balance—March 31, 2003	$803	$643,790	$(374,885)	$(95,465)	$(17,150)	$157,093

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net Income	$8,157	$5,501
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(4,768)	—
Depreciation, Depletion and Amortization	60,706	66,457
Gain on the Sale of Assets	(8,900)	(298)
Amortization of Advance Mining Royalties	1,007	4,064
Deferred Income Taxes	(23,607)	657
Equity in Earnings of Affiliates	337	560
Changes in Operating Assets:
Accounts and Notes Receivable	(15,216)	(9,666)
Inventories	3,042	(69,724)
Prepaid Expenses	(5,490)	(14,786)
Changes in Other Assets	(966)	3,066
Changes in Operating Liabilities:
Accounts Payable	(26,767)	(29,210)
Other Operating Liabilities	55,971	63,185
Changes in Other Liabilities	1,488	13,532
Other	(1,634)	(2,425)

	35,203	25,412

Net Cash Provided by Operating Activities	43,360	30,913

Investing Activities:
Capital Expenditures	(46,723)	(70,360)
Additions to Advance Mining Royalties	(2,588)	(3,776)
Investment in Equity Affiliates	(831)	(5,411)
Proceeds from Sales of Assets	76,878	949

Net Cash Provided by (Used in) Investing Activities	26,736	(78,598)

Financing Activities:
Payments on Commercial Paper—Net	(52,281)	(144,750)
Proceeds from (Payment on) Miscellaneous Borrowings	621	(987)
Payments on Long Term Notes	—	(23,000)
Proceeds from Long Term Notes	1,007	246,310
Dividends Paid	(11,016)	(22,025)
Proceeds from Treasury Rate Lock	—	1,332
Payments for Bond Issuance Costs	—	(596)
Issuance of Treasury Stock	—	117

Net Cash (Used in) Provided by Financing Activities	(61,669)	56,401

Net Increase in Cash and Cash Equivalents	8,427	8,716
Cash and Cash Equivalents at Beginning of Period	11,517	15,582

Cash and Cash Equivalents at End of Period	$19,944	$24,298

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2002 included in CONSOL Energy Inc.’s (CONSOL Energy) Form 10-K, as amended.

Certain reclassifications of the prior year’s data have been made to conform to the three months ended March 31, 2003 classifications.

NOTE 2—STOCK-BASED COMPENSATION:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	March 31,
	2003	2002
Net income, as reported	$8,157	$5,501
Deduct: Total stock based employee compensation expense determined under Black-Scholes option pricing model	(648)	(773)

Pro forma net income	$7,509	$4,728

Earnings per share:
Basic—as reported	$0.10	$0.07

Basic—pro forma	$0.10	$0.06

Diluted—as reported	$0.10	$0.07

Diluted—pro forma	$0.10	$0.06

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

NOTE 3—CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING FOR MINE CLOSING, RECLAMATION AND GAS WELL CLOSING COSTS:

Effective January 1, 2003, CONSOL Energy adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). As a result of this statement, CONSOL Energy recognized additional liabilities of $51,692 for asset retirement obligations associated with the costs of mine closing, reclamation and gas well closing. In addition, CONSOL Energy capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, net of the associated accumulated depreciation, by $59,495.

The cumulative effect adjustment recognized upon adoption of this statement was a gain of $4,768, net of a tax cost of approximately $3,035. Net income for the three months ended March 31, 2002 and for the twelve months ended December 31, 2002 would not materially differ if this statement had been adopted January 1, 2002. The obligation for asset retirements is included in Mine Closing, Reclamation, Other Accrued Liabilities and Other Liabilities in the balance sheets.

The following table illustrates the pro forma impact on the carrying amounts of the obligations for the three months ended March 31, 2003 and the twelve months ended December 31, 2002 as if this statement had been adopted on January 1, 2002:

	Three Months Ended March 31, 2003	Twelve Months Ended December 31, 2002
Balance at beginning of period	$452,751	$450,420
Accretion Expense	6,198	24,793
Payments	(6,408)	(24,378)
Other	(5,025)	1,916

Balance at end of period	$447,516	$452,751

NOTE 4—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2003		2002
	Amount	Percent	Amount	Percent
Statutory U. S. federal income tax rate	$(3,871)	35.0%	$2,342	35.0%
Excess tax depletion	(7,545)	68.2	(1,987)	(29.7)
Net effect of state tax	(2,220)	20.1	335	5.0
Net effect of foreign tax	(391)	3.5	562	8.4
Other	(422)	3.8	(62)	(0.9)

Income Tax (Benefit) Expense Effective Rate	$(14,449)	130.6%	$1,190	17.8%

CONSOL Energy used a discrete tax calculation for the three months ended March 31, 2003. An annual effective rate was not applied to the quarterly results due to the sensitivity of the rate to small changes in forecasted income. The 2002 period rate was calculated using the annual effective rate projection available at that time. A small change in our estimated annual income was not projected to cause a disproportionately large change in the annual effective tax rate for the year ended December 31, 2002.

NOTE 5—INVENTORIES:

The components of inventories consist of the following:

	March 31, 2003	December 31, 2002
Coal	$59,505	$67,119
Merchandise for resale	18,904	18,855
Supplies	48,951	49,647

Total Inventories	$127,360	$135,621

NOTE 6—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 21,900 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In addition, CONSOL Energy has recognized a liability related to a waste disposal site and accrued $4,975 in Other Liabilities. CONSOL Energy has paid $2,092 to date related to the remediation of this waste disposal site and, accordingly, reduced the liability to $2,883 at March 31, 2003. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition. The fair values of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements at March 31, 2003.

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds(a)	Various	$421,600
Reclamation Surety Bonds(b)	Various	$267,100
Gas Sales Agreements(c)	Various	$99,000
Ohio Power Company(d)	6/1993-6/2006	$50,714
Ohio Valley Electric Corporation(e)	1/2000-12/2006	$33,099
Miscellaneous Surety Bonds(f)	Various	$28,800
1992 Benefit Plan(g)	10/2002-10/2003	$22,389
Orix Financial Services(h)	12/2002-12/2007	$17,700
U.S. Bancorp(i)	7/2002-7/2007	$15,311
Court Bonds(j)	Various	$11,000
Illinois Industrial Commission(k)	10/2002-10/2003	$8,325
Old Republic Insurance(l)	Various	$6,777
Citibank ISDA Agreements(m)	Various	$6,300
U.S. Department of Energy(n)		$4,900
GE Capital Finance(o)		$2,449
Centimark Corp.(p)	8/2000-8/2008	$1,581
Reliant Energy(q)	12/2002-12/2005	$1,575
West Penn Power Company(r)	7/1967-12/2004	$1,204
U.S. Department of Labor(s)	12/2002-12/2003	$1,150
Orion Power(t)	12/2002-12/2005	$635
Highmark Life & Casualty(u)	2/2002-5/2003	$500
LABAR Co.(v)	4/1999-4/2005	$346
Lumbermens Mutual(w)	7/2002-11/2003	$253

Total Guarantees		$1,002,708

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called should CONSOL Energy or any of its subsidiaries fail to pay workers’ compensation claims.
b)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations. CONSOL Energy through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.
c)	Certain subsidiaries of CONSOL Energy have entered into gas sales agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:
1)	CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC to this sales agreement, up to $60,000.
2)	CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at March 31, 2003 are as follows: (a) CNX Gas Company LLC—$36,000 and (b) Greene Energy—$3,000.
3)	The CNX Gas Company LLC Sales Agreement guarantees the delivery of specific quantities of gas through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract, it is obligated to pay a deficiency charge, for each day delivery is not made, equal to the undelivered volumes times the daily price of gas.

d)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between one of CONSOL Energy’s subsidiaries and Ohio Power Company. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiary arising from the Coal Supply Agreement.
e)	CONSOL Energy is the guarantor of the Coal Supply Agreement between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
f)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy guarantees the performance of these obligations by its subsidiaries.
g)	On October 15, 2002, a subsidiary of CONSOL Energy arranged for the issuance of a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan.
h)	A CONSOL Energy subsidiary entered into an equipment lease agreement on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.
i)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.
j)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude.
k)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, obtained the issuance of a letter of credit to the Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self- insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, the Illinois Industrial Commission will draw on this letter of credit.
l)	A subsidiary of CONSOL Energy obtained the issuance of several letters of credit to Old Republic Insurance Company at various times. These letters of credit are related to workers’ compensation liabilities, and are due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letters of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims.
m)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of CNX Gas Company LLC.
n)	CONSOL Energy, along with SynAggs Inc., organized Universal Aggregates, LLC on January 1, 2000. Universal Aggregates is obligated to complete the design, construction and operation phases of the Birchwood Power Plant Project, and CONSOL Energy is obligated to provide its 50% share of the funds for this project. CONSOL Energy, acting as guarantor, guarantees the performance of the obligations of Universal Aggregates, with respect to this agreement, to the Department of Energy, to the extent of its 50% membership interest in Universal Aggregates.
o)	Universal Aggregates received financing from GE Capital Public Finance, Inc. for the purchase of equipment for the Birchwood Power Plant Project, through an agreement dated December 1, 2002. CONSOL Energy unconditionally guarantees to GE Capital the full and prompt payment when due of all debts, liabilities and obligations owed by Universal Aggregates with respect to this loan agreement, not to exceed $2,499.
p)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.
q)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Reliant Energy Mid-Atlantic Power Holdings, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
r)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated July 3, 1967 between several of its subsidiaries and West Penn Power Company. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
s)	On December 17, 2002, three subsidiaries of CONSOL Energy obtained the issuance of a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harborworkers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims.
t)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Orion Power MidWest, LP. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
u)	On February 4, 2002, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Highmark Life and Casualty to support the administrative service program of making medical payments under various CONSOL Energy medical benefit programs. CONSOL Energy and its subsidiaries are self-insured. Highmark processes and pays the medical claims under the CONSOL Energy medical benefit programs and then bills CONSOL Energy for reimbursement. The letter of credit will be drawn upon if CONSOL Energy or its subsidiary fails to reimburse Highmark for these payments.
v)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space. CONSOL Energy guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.
w)	On July 19, 2002, CONSOL Energy obtained the issuance of a letter of credit to Lumbermens Mutual. Lumbermens Mutual processes and pays all automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. The letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Lumbermens Mutual for these payments.

NOTE 7—SEGMENT INFORMATION:

Industry segment results for the three months ended March 31, 2003:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales—outside	$435,450	$51,783	$487,233	$19,327	$—	$506,560
Sales—related parties	1,369	—	1,369	—	—	1,369
Freight—outside	31,907	—	31,907	121	—	32,028
Freight—related parties	562	—	562	—	—	562
Intersegment transfers	—	950	950	24,233	(25,183)	—

Total Sales and Freight	$469,288	$52,733	$522,021	$43,681	$(25,183)	$540,519

Earnings (Loss) Before Income Taxes(A)	$(12,599)	$16,084	$3,485	$(6,160)	$(8,385)	$(11,060)

Segment assets(B)	$2,836,352	$655,033	$3,491,385	$222,502	$591,828	$4,305,715

Depreciation, depletion and amortization	$48,960	$9,034	$57,994	$2,712	$—	$60,706

Capital expenditures	$37,630	$8,672	$46,302	$421	$—	$46,723

(A)	Includes equity in earnings (loss) of unconsolidated equity affiliates of $509, ($278) and ($568) for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $39,180, $15,440 and $28,404 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $68,593 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the three months ended March 31, 2002:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales—outside	$455,873	$27,692	$483,565	$21,636	$—	$505,201
Sales—related parties	4	—	4	—	—	4
Freight—outside	36,338	—	36,338	94	—	36,432
Intersegment transfers	—	445	445	25,326	(25,771)	—

Total Sales and Freight	$492,215	$28,137	$520,352	$47,056	$(25,771)	$541,637

Earnings (Loss) Before Income Taxes (C)	$14,428	$3,514	$17,942	$(1,139)	$(10,112)	$6,691

Segment assets (D)	$2,948,015	$602,673	$3,550,688	$208,562	$533,574	$4,292,824

Depreciation, depletion and amortization	$55,493	$8,162	$63,655	$2,359	$443	$66,457

Capital expenditures	$51,227	$18,662	$69,889	$471	$—	$70,360

(C)	Includes equity in earnings (loss) of unconsolidated affiliates of ($2), ($374) and ($184) for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $72,434, $9,185 and $1,160 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $72,194 of receivables related to the Export Sales Excise Tax Resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended March 31,
	2003	2002
Segment earnings (loss) before income taxes for total reportable business segments	$3,485	$17,942
Segment (loss) before income taxes for all other businesses	(6,160)	(1,139)
Incentive compensation	8	(332)
Interest income (expense), net and other non-operating activity	(8,393)	(9,780)

Earnings (Loss) Before Income Taxes	$(11,060)	$6,691

Total Assets:

	March 31,
	2003	2002
Segment assets for total reportable business segments	$3,491,385	$3,550,688
Segment assets for all other businesses	222,502	208,562
Items excluded from segment assets:
Cash and other investments	20,269	24,695
Export sales excise tax resolution interest receivable	21,262	20,602
Deferred tax assets	534,861	400,595
Recoverable income taxes	12,272	84,572
Bond issuance costs	3,164	3,110

Total Consolidated Assets	$4,305,715	$4,292,824

NOTE 8—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for Three Months Ended March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$404,930	$101,630	$—	$506,560
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	25,543	6,485	—	32,028
Freight—Related Parties	—	562	—	—	562
Other Income (including equity earnings)	16,358	38,919	(10,021)	(25,966)	19,290

Total Revenue and Other Income	16,358	471,323	98,094	(25,966)	559,809

Cost of Goods Sold and Other Operating Charges	4,029	337,883	105,622	(39,663)	407,871
Intercompany Activity	237	(12,093)	(33,613)	45,469	—
Freight Expense	—	26,105	6,485	—	32,590
Selling, General and Administrative Expense	—	13,499	3,585	—	17,084
Depreciation, Depletion and Amortization	694	54,636	7,230	(1,854)	60,706
Interest Expense	5,900	3,290	286	—	9,476
Taxes Other Than Income	1,223	34,294	7,625	—	43,142

Total Costs	12,083	457,614	97,220	3,952	570,869

Earnings (Loss) Before Income Taxes	4,275	13,709	874	(29,918)	(11,060)
Income Taxes (Benefit)	(3,882)	(10,629)	62	—	(14,449)
Earnings (Loss) before Cumulative Effect

Effect of Change in Accounting Principle	8,157	24,338	812	(29,918)	3,389

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes	—	(2,900)	(1,868)	—	(4,768)

Net Income (Loss)	$8,157	$27,238	$2,680	$(29,918)	$8,157

Balance Sheet for March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$4,180	$399	$15,365	$—	$19,944
Accounts and Notes Receivable:
Trade	78,043	110,581	31,063	—	219,687
Other	6,031	108,949	13,304	—	128,284
Inventories	258	99,190	27,912	—	127,360
Deferred Income Taxes	89,954	—	—	—	89,954
Recoverable Income Taxes	12,272	—	—	—	12,272
Prepaid Expenses	12,125	18,344	213	—	30,682

Total Current Assets	202,863	337,463	87,857	—	628,183
Property, Plant and Equipment:
Property, Plant and Equipment	90,977	5,035,685	639,883	—	5,766,545
Less-Accumulated Depreciation, Depletion and Amortization	42,233	2,659,905	128,440	—	2,830,578

Property, Plant and Equipment—Net	48,744	2,375,780	511,443	—	2,935,967
Other Assets:
Deferred Income Taxes	444,907	—	—	—	444,907
Advanced Mining Royalties	—	85,191	7,713	—	92,904
Investment in Affiliates	1,320,428	647,873	120,099	(2,005,376)	83,024
Other	3,203	97,740	19,787	—	120,730

Total Other Assets	1,768,538	830,804	147,599	(2,005,376)	741,565

Total Assets	$2,020,145	$3,544,047	$746,899	$(2,005,376)	$4,305,715

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$94,940	$8,446	$15,442	$—	$118,828
Accounts Payable (Recoverable)—Related Parties	1,141,651	(277,973)	(863,678)	—	—
Short-Term Notes Payable	150,825	—	3,023	—	153,848
Current Portion of Long-Term Debt	—	7,772	484	—	8,256
Other Accrued Liabilities	66,756	361,735	67,280	—	495,771

Total Current Liabilities	1,454,172	99,980	(777,449)	—	776,703
Long-Term Debt:
Long-Term Debt	248,159	218,722	20,900	—	487,781
Capital Lease Obligations	—	2,420	—	—	2,420

Total Long-Term Debt	248,159	221,142	20,900	—	490,201
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,457,342	—	—	1,457,342
Pneumoconiosis Benefits	—	450,473	—	—	450,473
Mine Closing	—	237,163	134,765	—	371,928
Workers’ Compensation	1,484	222,986	34,846	—	259,316
Deferred Revenue	—	80,094	11,561	—	91,655
Salary Retirement	93,268	255	—	—	93,523
Reclamation	—	4,014	2,919	—	6,933
Other	65,969	62,684	21,895	—	150,548

Total Deferred Credits and Other Liabilities	160,721	2,515,011	205,986	—	2,881,718
Stockholders’ Equity	157,093	707,914	1,297,462	(2,005,376)	157,093

Total Liabilities and Stockholders’ Equity	$2,020,145	$3,544,047	$746,899	$(2,005,376)	$4,305,715

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$67,500	$31,710	$(55,850)	$—	$43,360

Cash Flows from Investing Activities:
Capital Expenditures	$(2,575)	$(35,540)	$(8,608)	$—	$(46,723)
Investment in Equity Affiliates	—	(15)	(816)	—	(831)
Other Investing Activities	1	4,848	69,441	—	74,290

Net Cash (Used in) Provided by Investing Activities	$(2,574)	$(30,707)	$60,017	$—	$26,736

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(52,281)	$—	$—	$—	$(52,281)
Proceeds from Long-Term Notes	—	—	1,007	—	1,007
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	(100)	(897)	1,618	—	621

Net Cash (Used in) Provided by Financing Activities	$(63,397)	$(897)	$2,625	$—	$(61,669)

Income Statement for Three Months Ended March 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$396,925	$108,276	$—	$505,201
Sales—Related Parties	—	2	2	—	4
Freight—Outside	—	28,012	8,420	—	36,432
Freight—Related Parties	—	—	1,265	(1,265)	—
Other Income (including equity earnings)	8,278	12,324	(10,697)	(1,534)	8,371

Total Revenue and Other Income	8,278	437,263	107,266	(2,799)	550,008

Cost of Goods Sold and Other Operating Charges	2,651	286,382	112,797	(38,921)	362,909
Intercompany Activity	(4,023)	(2,255)	(43,368)	49,646	—
Freight Expense	—	28,012	9,685	(1,265)	36,432
Selling, General and Administrative Expense	—	13,374	3,283	—	16,657
Depreciation, Depletion and Amortization	708	59,577	8,027	(1,855)	66,457
Interest Expense	3,552	5,928	657	—	10,137
Taxes Other Than Income	1,116	39,050	10,559	—	50,725

Total Costs	4,004	430,068	101,640	7,605	543,317

Earnings (Loss) Before Income Taxes	4,274	7,195	5,626	(10,404)	6,691
Income Taxes (Benefit)	(1,227)	692	1,725	—	1,190

Net Income (Loss)	$5,501	$6,503	$3,901	$(10,404)	$5,501

Balance Sheet for December 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$293	$8,573	$—	$11,517
Accounts and Notes Receivable:
Trade	—	157,131	48,760	—	205,891
Other	6,482	110,524	10,220	—	127,226
Inventories	258	93,890	41,473	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,770	19,106	4,535	—	28,411

Total Current Assets	128,332	380,944	113,561	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	4,941,646	668,389	—	5,697,724
Less—Accumulated Depreciation, Depletion and Amortization	41,620	2,594,442	157,638	—	2,793,700

Property, Plant and Equipment—Net	46,069	2,347,204	510,751	—	2,904,024
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Advanced Mining Royalties	—	82,510	8,051	—	90,561
Investment in Affiliates	1,367,604	1,110,421	53,954	(2,396,617)	135,362
Other	2,509	95,901	21,248	—	119,658

Total Other Assets	1,790,831	1,288,832	83,253	(2,396,617)	766,299

Total Assets	$1,965,232	$4,016,980	$707,565	$(2,396,617)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$16,334	$24,917	$—	$151,371
Accounts Payable (Recoverable)—Related Parties	1,023,380	(195,905)	(827,475)	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,032	483	—	8,615
Other Accrued Liabilities	62,606	322,743	64,553	—	449,902

Total Current Liabilities	1,399,345	151,204	(736,116)	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	217,535	19,893	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	220,431	19,893	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	200,813	132,107	—	332,920
Workers’ Compensation	1,827	222,311	37,112	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	61,444	16,285	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,468,328	204,188	—	2,828,249
Stockholders’ Equity	162,047	1,177,017	1,219,600	(2,396,617)	162,047

Total Liabilities and Stockholders’ Equity	$1,965,232	$4,016,980	$707,565	$(2,396,617)	$4,293,160

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(65,485)	$69,466	$26,932	$—	$30,913

Cash Flows from Investing Activities:
Capital Expenditures	$(2,507)	$(38,668)	$(29,185)	$—	$(70,360)
Investment in Equity Affiliates	(309)	(50)	(5,052)	—	(5,411)
Other Investing Activities	—	(1,070)	(1,757)	—	(2,827)

Net Cash Used in Investing Activities	$(2,816)	$(39,788)	$(35,994)	$—	$(78,598)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(144,750)	$—	$—	$—	$(144,750)
Proceeds from Long-Term Notes	246,310	—	—	—	246,310
Payments on Long-Term Notes	—	(23,000)	—	—	(23,000)
Dividends Paid	(22,025)	—	—	—	(22,025)
Other Financing Activities	753	(887)	—	—	(134)

Net Cash Provided by (Used in) Financing Activities	$80,288	$(23,887)	$—	$—	$56,401

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued and the disclosure requirements have been adopted by CONSOL Energy for the quarter ended March 31, 2003 and the year ended December 31, 2002. CONSOL Energy is currently evaluating the alternative methods of transition to determine if the Company will change to the fair value based method of accounting for stock-based employee compensation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

CONSOL Energy incurred a loss before income tax and cumulative effect of change in accounting principle of $11 million and recognized income tax benefits of $14 million, which resulted in earnings before cumulative effect of change in accounting principle of $3 million for the three months ended March 31, 2003. In this period, CONSOL Energy also recognized $5 million of income, net of $3 million of deferred tax expense, with respect to the cumulative effect of change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis. As a result, CONSOL Energy reported net income for the 2003 period of $8 million. Net income for the three months ended March 31, 2002 was $6 million.

Total coal sales for the three months ended March 31, 2003 were 16.2 million tons, including a portion of sales by equity affiliates, of which 15.6 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales of 17.4 million tons for the three months ended March 31, 2002, of which 16.6 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. The decrease in tons sold was due primarily to the closure of the Dilworth, Windsor and Meigs mines due to economically depleted reserves. The decrease in tons sold was also attributable to the idling of the Rend Lake Mine. These closed and idled mines reduced overall company production. Production from CONSOL Energy operations, including our percentage of the production for equity affiliates, was 15.6 million tons during the three months ended March 31, 2003 and 19.9 million tons during the three months ended March 31, 2002. Company produced inventory, including our portion of inventory at equity affiliates, was 2.4 million tons at March 31, 2003 and was 3.0 million tons at December 31, 2002. CONSOL Energy currently has firm or committed coal sales for 98% of its projected 2003 production, subject to the deferral of acceptance of delivery by customers.

Sales volume of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 8.9% to 12.0 billion cubic feet in the 2003 period compared with 11.0 billion cubic feet in the 2002 period. The increased sales volume is primarily due to higher production as a result of additional wells coming on line from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates, but excluding the effects of derivative transactions, increased 77.9% to $4.66 per million British thermal units in the 2003 period compared with $2.62 per million British thermal units in the 2002 period. Gas prices through the first quarter of 2003 were higher than levels during the first quarter of 2002 primarily as a result of the continued decline in U.S. gas production and reduced Canadian imported production. The decline in gas production has caused substantial declines in gas storage levels. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has also entered into four float-for-fixed gas swap transactions, which have resulted in a $2 million reduction of revenue and a $2 million increase in other comprehensive loss (net of a $1 million increase in deferred tax assets) in the three months ended March 31, 2003. These transactions qualify as financial cash flow hedges. The swap transactions exist parallel to the underlying physical transactions. The average sales price, including sales of equity affiliates and including the effects of derivative transactions, was $4.48 per million British thermal unit for the 2003 period, a 71.2%, or $1.86 increase compared to the average sales price of $2.62 per million British thermal unit for the 2002 period. CONSOL Energy locked in 90% of sales volumes in the 2003 period at an average of $4.30 per million British thermal unit compared to 64% of sales volumes in the 2002 period at $2.82 per million British thermal unit. CONSOL Energy currently has fixed gas prices for 44.8 billion cubic feet, or approximately 90%, of its projected 2003 production at $4.04 per million British thermal unit.

In February 2003, we sold our interests in Canadian coal assets and port facilities to Fording Inc. for a note and cash, including amounts to be adjusted through a working capital audit. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. We sold the units in the coal trust in March 2003. CONSOL Energy has received total proceeds of approximately $72 million pending finalization of the contract’s working capital audit, which resulted in a $1 million loss on the sale.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is estimated to be approximately $8 million, net of expected insurance recovery. The Loveridge Mine was idle during 2002. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire will delay this installation.

In January 2003, an explosion occurred at an airshaft construction site at the McElroy Mine resulting in the deaths of three construction workers and the injury of three other construction workers. The workers were employees of the construction company installing the shaft. The airshaft is located in an area ahead of mining activity. The explosion did not affect the normal production schedule of the mine. We do not believe that this event will have a material adverse effect on our results of operations or financial condition.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and are estimated to cost approximately $7 million, net of expected insurance recovery. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003.

In January 2003, we announced that we had entered into a 17-year, 76.5 million ton coal supply agreement with FirstEnergy Generation Corp., a subsidiary of FirstEnergy Corp. The agreement provides for annual shipments of 4.5 million tons to FirstEnergy primarily from our McElroy Mine. The agreement includes a price re-opener provision every three years, beginning in 2005. If CONSOL Energy and FirstEnergy do not agree on price at that time, the contract can be terminated by either party.

In April 2003, Standard and Poor’s placed CONSOL Energy on CreditWatch with negative implications. Standard and Poor’s states this was due to CONSOL Energy’s exposure to unfunded postretirement benefit liabilities, including defined benefit pension and retiree medical liabilities. Standard and Poor’s stated that the benefit plan funding levels have suffered in the past three years, particularly in 2002, from the decline in the stock market and interest rates. In January 2003, Standard and Poor’s lowered its rating of CONSOL Energy’s long-term debt from BBB+ to BBB (9th lowest out of 22 rating categories) and raised the outlook to stable. An obligation rated ‘BBB’ exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Standard and Poor’s reaffirmed the Company’s A-2 rating (2nd lowest out of six rating categories) for short-term corporate debt. A short-term obligation rated ‘A-2’ is somewhat more susceptible to the adverse effects of changes to circumstances and economic conditions than obligations in higher rating categories. However, the rating means that the obligor’s capacity to meet its financial commitment of the obligation is satisfactory. A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

CONSOL Energy continues to convert to a new integrated information technology system provided by SAP AG to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will continue to be implemented in stages throughout 2003 at an estimated total cost of $53 million, of which $33 million has already been incurred.

CONSOL Energy has entered into an agreement to establish an Accounts Receivable Securitization facility that will provide up to $125 million of short term funding. Costs for drawing against this facility are based on commercial paper interest rates. This facility is expected to be operational in the quarter ended June 30, 2003.

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Net Income

CONSOL Energy’s net income was $8 million for the three months ended March 31, 2003 compared to $6 million for the three months ended March 31, 2002. The increase of $2 million primarily was due to a $14 million income tax benefit and $5 million of income, net of $3 million of deferred tax expense as a result of the cumulative effect of change in accounting principle related to the adoption of the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis. Losses before income taxes and the cumulative effect adjustment for the three months ended March 31, 2003 were $11 million compared to earnings of $7 million in the three months ended March 31, 2002. This decline is primarily due to increased costs related to long-term employee benefits such as Other Post Employment Benefits and Salaried Pension costs and the costs associated with two mine fires experienced in the 2003 period. The decline was offset, in part, by higher average sales prices for gas and coal in the 2003 period compared to the 2002 period as well as an increase in other income primarily due to an increase in gains on sales of assets.

Revenue

Sales increased $3 million, or 0.5%, to $508 million for the 2003 period from $505 million for the 2002 period.

Revenues from the sale of gas increased 86.9%, or $24 million, to $52 million in the 2003 period compared to $28 million in the 2002 period. The increase was primarily due to a higher average sales price in the 2003 period compared to the 2002 period. The average sales price, excluding the effects of derivative transactions, was $4.66 per million British thermal unit for the 2003 period, a 78.5%, or $2.05 increase compared to the average sales price of $2.61 per million British thermal unit for the 2002 period. The increase in average sales price was primarily due to decreasing gas inventory levels throughout the industry. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has also entered into four float-for-fixed gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The average sales price, including the effects of derivative transactions, was $4.47 per million British thermal unit for the 2003 period, a 71.3%, or $1.86 increase compared to the average sales price of $2.61 per million British thermal unit for the 2002 period. CONSOL Energy locked in 90% of sales volumes in the 2003 period at an average price of $4.29 per million British thermal unit compared to 64% of sales volumes locked in for the 2002 period at an average price of $2.82 per British thermal unit. The increase in gas sales revenue was also due to higher volumes of gas sold. Sales volumes were 12.0 billion cubic feet, a 9.4%, or 1.0 billion cubic feet increase from the 2002 period. Higher sales volumes were a result of wells coming on line from the ongoing drilling program.

The increase in sales revenue from the sale of gas was offset, in part, by decreases in company produced coal sales revenue. Company produced coal sales revenue decreased $12 million, or 2.7%, to $417 million in the 2003 period from $429 million in the 2002 period. The decrease in company produced coal revenue was due mainly to a decrease in the tons sold. Company produced tons sold were 15.4 million tons in the 2003 period, a 0.1 million ton, or 5.2%, decrease from the 2002 period. The decrease in tons sold was due primarily to the closure of the Dilworth, Windsor and Meigs mines due to economically depleted reserves. The decrease in tons sold was also attributable to the idling of the Rend Lake Mine. These closed and idled mines reduced overall company production. Although sales volumes have declined from the 2002 period, the average sales price per ton of company produced coal sold increased. Average sales price per ton of company-produced coal increased 2.6% to $27.14 per ton for the 2003 period from $26.44 per ton for the 2002 period. The increase in average sales price reflects higher prices negotiated in the second half of 2002.

Revenues from the sale of purchased coal decreased by $7 million, or 27.9%, to $20 million in the 2003 period from $27 million in the 2002 period. The decrease in purchased coal revenue was due mainly to a decrease in the tons sold. Purchased coal tons sold were 0.6 million tons in the 2003 period, a 0.2 million ton, or 27.7%, decrease from the 2002 period. The decrease in tons sold was due primarily to the termination of the synfuel agreement at the Dilworth Mine, which coincided with the closure of the mine. The average sales price per ton of purchased coal also declined slightly in the 2003 period. Average sales price per ton of purchased coal decreased $0.11 per ton, or 0.3%, to $33.64 in the 2003 period compared to $33.75 per ton in the 2002 period. The decrease in average sales price reflects a change in the overall product mix of purchased coal.

Revenues from the sale of industrial supplies decreased $3 million, or 13.7%, to $15 million in the 2003 period from $18 million in the 2002 period primarily due to reduced sales volumes. Sales volumes were reduced primarily due to decreased spending by our customer base.

Freight revenue, outside and related party, decreased 10.6% to $33 million for the 2003 period from $36 million in the 2002 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $19 million in the 2003 period compared to $8 million in the 2002 period. The increase of $11 million, or 130.4% was primarily due to $9 million additional gain on sale of assets in the 2003 period. The gain on sale of assets in the 2003 period principally relates to the sale of surplus equipment. The increased revenue was also due to a $1 million gain on a foreign currency derivative. The foreign currency hedge contracts were executed on July 10, 2002 to permit CONSOL Energy Australia Pty (CEA) to purchase Australian dollars at a fixed exchange rate. CEA entered into these hedges in order to minimize exposure to foreign exchange rate fluctuations. Future hedge contracts will be made in order to satisfy the requirement to provide protection of the forecasted currency exposure for a rolling two-year period. Other income also increased $2 million as a result of various transactions that occurred throughout both periods, none of which was individually material. These increases in other income were reduced by a $1 million loss on the sale of our interest in Canadian coal assets and port facilities to Fording Inc. for a note and cash in February 2003. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. We subsequently sold the coal trust units in March 2003. CONSOL Energy has received total proceeds of approximately $72 million pending finalization of the contract’s working capital audit.

Costs

Cost of Goods Sold and Other Operating Charges increased $45 million, or 12.4%, to $408 million in the 2003 period compared to $363 million in the 2002 period.

Gas operations cost of goods sold increased 32.2% to $18 million in the 2003 period from $14 million in the 2002 period. The increase of $4 million was due mainly to a 20.8% increase in the average cost per million British thermal unit sold. The average cost per million British thermal unit was $1.57 in the 2003 period compared to $1.30 in the 2002 period. Average cost per million British thermal unit increased in the 2003 period primarily due to an increase in royalty expense. Royalty expense increased primarily due to a 78.1% increase in average sales price per British thermal unit in the 2003 period compared to the 2002 period. The increase in cost per unit also increased due to a 9.4% increase in the volume sold. Volumes in the 2003 period were 12.0 million cubic feet compared to 10.9 million cubic feet in the 2002 period. The increased volumes sold were due mainly to additional production from wells coming on line.

Cost of goods sold and other charges for company produced coal was $304 million in the 2003 period, an increase of $19 million, or 6.7%, from $285 million in the 2002 period. The increase in cost of goods sold and other charges for company-produced coal was due to a $34 million, or 12.5%, increase in the cost per ton sold. Costs per ton of coal sold are higher primarily due to increased medical costs for active and retired employees and increased salaried pension costs. These increases in cost per ton of company-produced coal were offset, in part, by $15 million due to the decrease in the volume of company-produced coal sold. Sales tons of company-produced coal decreased 0.8 tons, or 5.2%, to 15.4 million tons in the 2003 period compared to 16.2 million tons in the 2002 period.

Cost of goods sold and other charges for closed and idle mine costs have increased $4 million, or 31.3%, to $16 million in the 2003 period from $12 million in the 2002 period. The increase is primarily due to approximately $6 million of expenses related to mines that were closed or idled for the entire 2003 period that were operating in the 2002 period. These mines include Humphrey, Dilworth, Rend Lake, Windsor and Meigs 2. These increased costs were offset, in part, by approximately $2 million due to the reversal of a mine closing liability that was transferred to a third party.

Miscellaneous cost of goods sold and other operating charges increased $26 million to $34 million in the 2003 period from $8 million in the 2002 period. An increase of $15 million was primarily due to two mine fires in the 2003 period. In January 2003, Mine 84 experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and are estimated to cost approximately $7 million, net of expected insurance recovery. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003. In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is estimated to be approximately $8 million, net of expected insurance recovery. The Loveridge Mine was idle during 2002. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire will delay this installation. Miscellaneous cost of goods sold and other operating charges also increased $6 million due to the payment of gas royalties in connection with a dispute between a subsidiary of CONSOL Energy and certain gas lessors. The remaining $5 million increase in miscellaneous cost of goods sold and other operating charges were due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

These increases in cost of goods sold and other charges were offset, in part, by decreased costs for purchased coal. Purchased coal cost of goods sold and other charges decreased 25.1% to $19 million in the 2003 period from $26 million in the 2002 period. The $7 million decrease was due mainly to a 27.7% decrease in the volume of purchased coal sold. The decrease in tons sold was due primarily to the termination of the synfuel agreement at the Dilworth Mine, which coincided with the closure of the mine.

Industrial supplies cost of goods sold also decreased $1 million, or 8.1%, to $17 million in the 2003 period compared to $18 million in the 2002 period. The decrease was due to reduced sales volumes.

Freight expense increased 10.6% to $33 million in the 2003 period from $36 million in the 2002 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses remained stable at $17 million in the 2003 period compared to the 2002 period.

Depreciation, depletion and amortization expense decreased 8.7% to $61 million in the 2003 period compared to $66 million in the 2002 period. The decrease of $5 million is primarily due to equipment at the Dilworth mine and related preparation plant becoming fully depreciated to coincide with the closure of the mine due to economically depleted reserves.

Interest expense decreased 6.5% to $9 million for the 2003 period compared to $10 million for the 2002 period. The decrease of $1 million was due to several changes in the period-to-period comparison. Interest expense on commercial paper decreased $1 million in the 2003 period compared to the 2002 period. This was due primarily to a $96 million reduction in commercial paper outstanding and a 0.8% per annum reduction in the average interest rate in the 2003 period from the 2002 period. Interest expense also decreased $1 million due to the reduction of long-term debt through scheduled payments. An additional $2 million decrease in interest expense was due to the implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. These decreases in interest expense were offset, in part, by a $3 million increase in interest expense related to the March 7, 2002 issuance of $250 million of 7.875% Notes due in 2012.

Taxes other than income decreased 15.0% to $43 million for the 2003 period compared to $51 million for the 2002 period. The decrease of $8 million was due primarily to decreased production taxes and decreased payroll taxes. Production taxes decreased $5 million primarily due to lower production volumes in the 2003 period compared to the 2002 period. Coal production was 15 million tons in the 2003 period compared to 20 million tons in the 2002 period. Payroll taxes were reduced by $2 million primarily due to the closure or idling of several mines in the period-to-period comparison. Dilworth, Rend Lake and Humphrey mines were not operating in the 2003 period and, therefore, the number of employees was lower in the 2003 period compared to the 2002 period. The remaining $1 million decrease was due to changes in various other taxes (such as sales and use tax, federal excise taxes and property taxes) throughout both periods, none of which were individually material.

Income Taxes

Income taxes were a benefit of $14 million in the 2003 period compared to expense of $1 million in the 2002 period. The change of $15 million was due mainly to a pre-tax loss in the 2003 period compared to pre-tax income in the 2002 period with little loss of percentage depletion tax benefits. Our effective tax rate for the quarter was 130.6%, which was determined using a discrete period tax calculation for the quarterly results. The annual effective rate method was not applied to the quarterly results due to the sensitivity of the rate to small changes in forecasted income. The effective tax rate for the 2002 period was 17.8%. The 2002 period rate was calculated using the annual effective rate projection available at that time. A small change in our estimated annual income was not projected to cause a disproportionately large change in the annual effective tax rate for the year ended December 31, 2002.

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs

Effective January 1, 2003, CONSOL Energy adopted SFAS No. 143, as required. CONSOL Energy reflected a gain of approximately $5 million, net of a tax cost of approximately $3 million. At the time of adoption, total assets, net of accumulated depreciation, increased approximately $59 million and total liabilities increased approximately $51. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rate.

Previous accounting standards generally used the units of production method to match estimated retirement costs with the revenues generated by the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, whereas the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying producing assets, the impact on net income in the near term is not expected to be material.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. A principal source of borrowing is the issuance of commercial paper. At March 31, 2003, CONSOL Energy had an aggregate principal amount outstanding of $151 million of commercial paper. In September 2002, CONSOL Energy entered into a new Senior Credit Facility that provides for an aggregate $485 million that may be used for commercial paper maturities, letters of credit and borrowings for other corporate purposes. This facility replaced a $400 million credit facility, which expired in September 2002. The current agreement consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 2.63 to 1.0 at March 31, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.22 to 1.0 at March 31, 2003. At March 31, 2003, this facility had $299 million of additional capacity. At April 30, 2003, this facility has $290 million of additional capacity.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has also entered into four float-for-fixed gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. These transactions resulted in other comprehensive loss of $2.0 million (net of $1.3 million of deferred tax) in the three months ended March 31, 2003.

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

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $157 million at March 31, 2003 and $162 million at December 31, 2002. Stockholders’ equity was reduced by $56 million in the twelve months ended December 31, 2002 due to Other Comprehensive Losses. These losses relate primarily to minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans. Comprehensive losses are calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. See Consolidated Statements of Stockholders’ Equity and Note 20 of the Notes to Consolidated Financial Statements included in our 2002 Form 10-K, as amended.

A quarterly dividend of $0.14 per share was declared on January 27, 2003, payable to shareholders of record on February 10, 2003. This dividend was paid on February 28, 2003. A quarterly dividend of $0.14 per share was declared on April 25, 2003, payable to shareholders of record on May 9, 2003. This dividend will be paid on May 30, 2003. Under our $485 million Senior Revolving Credit facility, payment of dividends must be suspended in the event of a default under the facility.

Cash Flows

Net cash provided by operating activities was $43 million for the three months ended March 31, 2003 compared to $31 million for the three months ended March 31, 2002. The change in net cash provided by operating activities is primarily due to the decreases in coal inventories. Coal inventories decreased 0.3 million tons in the three month period ended March 31, 2003 compared to an increase of 3.3 million tons in the three month period ended March 31, 2002. The decreases in inventories also resulted in a decrease of prepaid expenses related to deferred freight charges that are accumulated in proportion to the amount of coal inventory carried. These decreases in operating cash flow were offset, in part, by increases in employee related long-term liabilities. Increased employee related long-term liabilities were primarily due to increases in the actuarially determined provisions related to certain assumption changes used in the calculation offset, in part, by increased cash payments. Cash payments increased due to the projected exhaustion of trust funds related to Other Post Employment Benefits that were used to make benefit payments in the 2002 period. Changes in net income also contributed to the change in operating cash flow. Net income for the three month period ended March 31, 2003 increased $2 million, although this increase included non-cash changes such as the cumulative effect of the change in accounting principles related to the adoption of Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), decreases in depreciation, depletion and amortization and additional gains on the sale of assets.

Net cash provided by investing activities was $27 million in the 2003 period compared to net cash used in investing activities of $79 million in the 2002 period. The change in net cash provided by (used in) investing activities was primarily due to increased proceeds from the sale of assets and reduced capital expenditures. Proceeds from the sales of assets were $77 million in the 2003 period compared to $1 million in the 2002 period. The increase was due mainly to the $70 million of cash proceeds received in the sale of our interests in Canadian coal assets and port facilities to Fording Inc. for a note and cash in February 2003. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. We sold the coal trust units in March 2003. CONSOL Energy still has a $2 million receivable related to this transaction due to monies being held in escrow until the deal is finalized. Capital expenditures were $47 million in the 2003 period compared to $70 million in the 2002 period. Capital expenditures were higher in the 2002 period due mainly to monies being spent for the expansion of the McElroy Preparation Plant, which was completed and placed in service in 2002. Capital expenditures were also higher in the 2002 period due to the additional gas wells being drilled in the 2002 period compared to the 2003 period.

Net cash used in financing activities was $62 million in the 2003 period compared with net cash provided by financing activities of $56 million in the 2002 period. The change in net cash used in or provided by financing activities primarily reflects the cash received in the 2002 period of approximately $246 million related to the issuance on March 7, 2002 of 7.875% notes due 2012. This receipt of cash was offset, in part by additional payments made to reduce the outstanding principal balance of commercial paper in the 2002 period compared to the 2003 period. Also, a scheduled payment of $23 million was made in the 2002 period on unsecured notes.

The following is a summary of our significant obligations at March 31, 2003 (in thousands):

	Payments due by Year
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term Notes Payable	$153,848	$—	$—	$—	$153,848
Long-term Debt	3,382	52,181	56,960	378,640	491,163
Capital Lease Obligations	4,874	2,420	—	—	7,294
Operating Lease Obligations	12,935	21,773	16,178	7,384	58,270

Total Obligations	$175,039	$76,374	$73,138	$386,024	$710,575

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimated the payments, net of any applicable trust reimbursements, related to these items at March 31, 2003 (in thousands) to be:

Payments due by Year
Within 1 Year	2-3 Years	4-5 Years	Total
$275,278	$562,788	$536,919	$1,374,985

As discussed in “Critical Accounting Policies” and in the Notes to our Consolidated Financial Statements on our Form 10-K, as amended, to which we refer you, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2003 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. For example, the payments due in years 2-3 include an estimate of approximately $50 million related to a final payout under a long-term coal contract which was entered into in 1984. Under this agreement, CONSOL Energy was reimbursed for estimated post closure reclamation costs plus a contingency over coal shipments made to the customer. Upon final bond release of the affected areas, reclamation costs versus monies received for reclamation over the life of the contract would be actualized.

Debt

At March 31, 2003, CONSOL Energy had total long-term debt of $498 million, including the current portion of long-term debt of $8 million. Such long-term debt consisted of:

•	an aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes are guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of CONSOL Energy and of the subsidiary guarantors;

•	an aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2004 and 2007. These notes are senior obligations and rank equally with all other unsecured and unsubordinated indebtedness of CONSOL Energy;

•	an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy’s Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011;

•	$17 million aggregate principal amount of borrowings under a term loan facility which allows CONSOL Energy Australia Pty Limited to borrow up to $17 million through March 31, 2004. The borrowed funds must be used for expenditures related to the design, construction, and acquisition of longwall mining equipment and infrastructure upgrades at Glennies Creek Mine, the joint venture owned 50% by CONSOL Energy Australia Pty Limited. Interest is paid quarterly at a rate of LIBOR plus 1.75%. The principal balance is payable in equal installments on March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009;

•	$33 million in advance royalty commitments with an average interest rate of 8.2% per annum; and

•	an aggregate principal amount of $7 million of capital leases with an average interest rate of 7.4% per annum.

At March 31, 2003, CONSOL Energy had an aggregate principal amount of $151 million of commercial paper outstanding that had maturities remaining ranging from 1 to 31 days with interest at varying rates ranging from 1.46% per annum to 1.55% per annum. A subsidiary of CONSOL Energy also had $3 million aggregate principal amount of short-term debt outstanding under a working capital bank facility utilized by the joint venture operations at the Glennies Creek Mine in Australia. Drawings against this facility are made in Australian Dollars and interest is based on the Australian Bank Bills Rate reset monthly.

CONSOL Energy’s commercial paper program has been backed by a Senior Revolving Credit facility provided by a bank syndicate. The facility provides for an aggregate of $485 million that may be used for commercial paper maturities, letters of credit and borrowings for other corporate purposes. The agreement consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is payable based, at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0 measured quarterly. This ratio was 2.63 to 1.0 at March 31, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.22 to 1.0 at March 31, 2003. At March 31, 2003 this facility had $299 million of additional capacity remaining. At April 30, 2003, this facility has $290 million of additional capacity.

At March 31, 2003, five letters of credit have been issued that are supported by the Senior Revolving Credit facility. The letters of credit total $35 million and were issued to the United Mine Workers of America 1992 Benefit Fund, the Illinois Industrial Commission for self insuring workers’ compensation, Old Republic Insurance for self insuring workers’ compensation, the General Electric Capital Corp. for a guarantee of note payable related to equipment purchased by a 50% joint-venture and the U. S. Department of Labor for self insuring Longshore and Harborworkers’ compensation.

Recent Accounting Pronouncements

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

Forward-Looking Statements

We are including the following cautionary statement in this Report on Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL Energy sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed-price contracts, collar-price contracts and derivative commodity instruments that qualify as cash-flow hedges under Statement of Financial Accounting Standards No. 133 to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative positions.

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report Form 10-K for the year ended December 31, 2002, as amended.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2003 of a hypothetical 10 percent and 25 percent change in natural gas prices, foreign exchange and interest rates for open derivative instruments as of March 31, 2003 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas(a)	$10.7	$17.9
Foreign Currency(b)	$1.0	$2.2
Interest Rates(c)	$0.4	$1.0

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2003 and 2004 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a loss of $3.9 million (net of $2.5 million deferred tax) at March 31, 2003. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

(b)	CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. The U.S. dollar notional amount of all foreign currency contracts was $15 million as of March 31, 2003. The fair value of these contracts resulted in $1.1 million of income in the 2003 period.
(c)	CONSOL Energy uses interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on CONSOL Energy Australia Pty Ltd’s, one of CONSOL Energy’s subsidiaries, outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt. The fair value of these contracts was a loss of $0.6 million (net of $0.4 million deferred tax) at March 31, 2003. The use of these contracts is monitored by CONSOL Energy’s executive management and treasury group.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2003, CONSOL Energy had $499 million aggregate principal amount of debt outstanding under fixed-rate instruments and $154 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its commercial paper program. At March 31, 2003, CONSOL Energy had an aggregate of $151 million in commercial paper outstanding. CONSOL Energy’s commercial paper bore interest at a weighted average rate of 1.6% during the three months ended March 31, 2003. A 100 basis-point increase in the average rate for CONSOL Energy’s commercial paper would have decreased net income for the three months ended March 31, 2003 by approximately $0.3 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Report:

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: May 9, 2003	By:	/s/ WILLIAM J. LYONS
William J. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATIONS

I, J. Brett Harvey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CONSOL Energy Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ J. BRETT HARVEY
J. Brett Harvey President, Chief Executive Officer and Director

CERTIFICATIONS

I, William J. Lyons, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

/s/ WILLIAM. J. LYONS
William. J. Lyons Senior Vice President and Chief Financial Officer