Form 10-K/A
period 2002-12-31
CONSOL ENERGY INC
filed 2003-07-30
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Consol Plaza

1800 Washington Road

Pittsburgh, Pennsylvania 15241

(Address of principal executive offices including zip code)

Registrant’s telephone number including area code:  412-831-4000

Securities registered pursuant to Section 12(b) of the Act:

Name of exchange on which registered	Title of each Class
New York Stock Exchange	Common Stock ($.01 par value)

No securities are registered pursuant to Section 12(g) of the Act.

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

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2003, are incorporated by reference in Items 10, 11 and 12 of Part III

i

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

ii

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

iii

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

CONSOL Energy also operates a large coalbed methane gas company based on both its proved reserves and its current daily production. Our industry position is highlighted by several measures:

•	We possess a large coalbed methane reserve base with 1.1 trillion cubic feet of proved reserves of gas;

•	We currently have 134 million cubic feet of average daily coalbed methane gas production;

•	CONSOL Energy operates more than 1,300 wells connected by approximately 740 miles of gathering lines and associated infrastructure; and

•	CONSOL Energy facilities have the capacity to transport 250 million cubic feet of gas per day.

CONSOL Energy was organized as a Delaware corporation in 1991 and is currently a holding company for 63 direct and indirect wholly owned subsidiaries, principally engaged in the mining and sale of bituminous coal and the production and sale of coalbed methane gas.

RECENT EVENTS

In July 2003, Standard and Poor’s lowered its rating of CONSOL Energy’s long-term debt to BB+. Standard and Poor’s defines an obligation rated ‘BB’ (5th lowest out of 10 rating categories) as less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus sign shows relative standing within the rating category.

Also, in July 2003, Moody’s Investor Service placed CONSOL Energy under review for possible downgrade. In August 2002, Moody’s Investor Service lowered the senior unsecured debt ratings of CONSOL Energy from Baa1 to Baa2 (9th lowest out of 21 rating categories). Moody’s Investor Service also changed our rating outlook from stable to negative. Bonds which are rated ‘Baa’ are considered as medium-grade obligations (i.e., they are neither highly protected nor poorly secured). The rating means that interest payments and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such bonds lack outstanding investment characteristics and in fact have speculative characteristics as well. The modifier 2 indicates that the obligation ranks in the mid-range of its generic rating category.

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

The new McElroy Mine preparation plant was put into service in September 2002. Capital expenditures of approximately $57 million have been incurred to date. The plant was designed to improve coal quality from the McElroy Mine by increasing the Btu content of the final product. The plant is part of a larger expansion of the McElroy Mine. We expect the expansion of the mine to be completed in mid 2004, and future capital expenditures are expected to be $104 million. The total expansion project will increase capacity at the McElroy Mine from about 7 million tons per year to about 11 million tons per year.

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

INDUSTRY SEGMENTS

CONSOL Energy has two reportable business segments: Coal and Gas. The principal business of the Coal segment is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The principal business of the Gas segment is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the fiscal years ended June 30, 2001 and 2000 is included in Note 27 of Notes to Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K, as amended.

Coal Operations

Mining Complexes

At December 31, 2002, CONSOL Energy had 22 mining complexes located in the United States, Canada and Australia, including a 50% interest in the Cardinal River and the Line Creek mines located in Canada and a 50% interest in the Glennies Creek mine located in Australia.

The following map provides the location of CONSOL Energy’s significant operations by region:

CONSOL ENERGY Operations

Provo
Utah
Price
Emery
Philadelphia
Baltimore Terminal
Norfolk
Atlanta
Australia
Glennies Creek
New South Wales
St. Louis
Illinois
Mt. Vernon
Rend Lake
Indiana
Evansville
Missouri
Pinckneyville
Kellogg Dock
Ohio 11
Kentucky
West Virginia
Kentucky
Elk Creek
Beckley
Jones Fork
Mill Creek
VP3
Amonate
VP8
Buchanan
Bluefield
Virginia
Tennessee
North Carolina
Ohio
Pittsburgh
Library
Mahoning Valley
Mine 84
Washington
Pennsylvania
Wheeling
Shoemaker
Enlow Fork
Bailey
Alicia T.F.
McElroy
Waynesburg
Blacksville 2
Loveridge
Morgantown
Md
Fairmont
Robinson Run
West Virginia
Clarksburg
LEGEND
General Office
Mines/Plants
Sales Offices
CONSOL R&D
Gas Operations
Port/Dock
Cities

The following table provides the location of each of CONSOL Energy’s mining complexes at December 31, 2002 and the amount of coal reserves and a summary of the characteristics of the assigned and accessible coal reserves associated with each of its mining complexes. In February 2003, we sold our Cardinal River and Line Creek mines.

CONSOL ENERGY MINING COMPLEXES

Average Quality and Reserves as of December 31, 2002

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	Reserves (12/31/02) (1)			Average Coal Quality (As—Received) (2)			Reserves (000 Tons) 12/31/2001
					Owned (%)	Leased (%)	Tons (000)	Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)
ASSIGNED—OPERATING

Northern Appalachia
Enlow Fork	Enon, PA	Assigned	Pittsburgh	4.94	60%	40%	68,215	6.0	1.63	13,267	77,759
		Accessible	Pittsburgh	5.40	81%	19%	165,484	6.0	1.92	13,219	169,932
Bailey	Enon, PA	Assigned	Pittsburgh	5.64	0%	100%	93,115	6.0	2.00	13,223	59,748
		Accessible	Pittsburgh	5.79	0%	100%	74,591	6.0	1.90	13,272	111,436
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.61	64%	36%	53,294	6.0	1.49	13,394	57,289
		Accessible	Pittsburgh	5.38	88%	12%	58,516	6.0	1.94	13,324	58,516
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.83	100%	0%	176,959	5.7	3.03	13,166	181,599
Shoemaker	Moundsville, WV	Assigned	Pittsburgh	5.54	96%	4%	70,008	7.3	3.40	12,864	73,367
		Accessible	Pittsburgh	5.55	100%	0%	15,636	7.3	2.96	12,930	15,636
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.91	100%	0%	13,322	5.4	2.27	13,215	13,322
		Accessible	Pittsburgh	7.39	100%	0%	107,033	5.5	2.81	13,347	107.033
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.16	74%	26%	33,950	6.0	3.16	13,278	38,795
		Accessible	Pittsburgh	6.90	32%	68%	125,780	6.7	3.19	13,158	125,780
Blacksville 2	Wana, WV	Assigned	Pittsburgh	6.65	100%	0%	39,965	6.0	2.53	13,315	44,782
		Accessible	Pittsburgh	6.83	98%	2%	120,262	6.0	2.44	13,304	120,262
Mahoning Valley	Cadiz, OH	Assigned	Pittsburgh	4.60	100%	0%	1,374	6.0	2.14	11,656	162
Humphrey	Maidsville, WV	—	Pittsburgh	—	0%	0%	0	—	—	—	4,174
Dilworth	Rices Landing, PA	—	Pittsburgh	—	0%	0%	0	—	—	—	3,793
Windsor	West Liberty, WV	—	Pittsburgh	—	0%	0%	0	—	—	—	1,265
Meigs	Langsville, Ohio	—	Clarion	—	0%	0%	0	—	—	—	400

Central Appalachia
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	6.25	2%	98%	42,467	6.3	0.73	14,008	46,530
		Accessible	Pocahontas 3	4.89	22%	78%	94,490	6.3	0.70	14,060	94,490
VP-3	Vansant, VA	Assigned	Pocahontas 3	4.60	0%	100%	7,890	6.6	0.65	14,183	7,890
VP-8	Rowe, VA	Assigned	Pocahontas 3	6.08	1%	99%	6,467	9.0	0.74	13,562	8,642
Mill Creek Complex	Deane, KY	Assigned	Multiple	3.2-4.5	96%	4%	8,534	6.5	1.41	13,305	11,530
		Accessible	Multiple	3.2-4.5	93%	7%	17,690	6.5	1.55	13,305	17,690
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.0-4.8	56%	44%	15,717	7.0	1.01	12,698	18,035
		Accessible	Multiple	3.0-4.8	41%	59%	26,681	7.2	1.05	12,426	26,681
Amonate Complex	Amonate, VA	Assigned	Multiple	3.0-4.0	59%	41%	7,756	6.8	0.65	13,114	8,118
Elk Creek Complex	Emmett, WV	Assigned	Multiple	3.0-5.2	50%	50%	10,836	5.8	0.74	10,836	10,836

Illinois Basin
Rend Lake	Sesser, IL	Assigned	Illinois 6	8.00	12%	88%	21,348	11.8	0.90	12,117	21,543
		Accessible	Illinois 6	5.99	87%	13%	33,705	11.8	1.47	12,082	34,976

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	Reserves (12/31/02) (1)			Average Coal Quality (As—Received) (2)			Reserves (000 Tons) 12/31/2001
					Owned (%)	Leased (%)	Tons (000)	Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)
Ohio 11	Morganfield, KY	Assigned	Kentucky 11	4.46	0%	100%	8,310	11.6	2.77	11,934	8,310
		Accessible	Kentucky 11	4.44	0%	100%	2,198	11.5	2.88	11,878	2,198

Western U.S.
Emery	Emery Co., UT	Assigned	Ferron I	7.50	80%	20%	21,712	7.0	0.73	11,803	14,600`
		Accessible	Ferron A	8.82	47%	53%	12,303	7.0	0.93	11,683	13,952
Cardinal River	Hinton, AL	Assigned	Jewell	N/A	0%	100%	691	8.3	0.34	12,838	884
Line Creek	Sparwood, BC	Assigned	Multiple	N/A	0%	100%	30,742	8.1	0.38	12,827	32,415

Australia (New South Wales)
Glennies Creek	Hunter Valley, NSW	Assigned	Middle Liddel	7.68	0%	100%	10,205	7.0	0.45	12,778	10,337
Total Assigned—Operating							1,597,246				1,654,707

(1)	We calculate our proven and probable reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples we receive from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.

(2)	We show coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.

Excluded from the table above are approximately 181 million tons of reserves that are assigned to projects that have not produced coal in the last two years. These assigned reserves are in the Northern Appalachia (Pennsylvania, Ohio and northern West Virginia) and Central Appalachia (Virginia, southern West Virginia and Eastern Kentucky) regions. These reserves are approximately 87% owned and 13% leased. Average quality on an “as-received” basis range from 5.8% to 7.0% moisture content, 0.50% to 4.05% sulfur content and 12,393 to 13,644 heat value (British thermal units per pound).

CONSOL Energy assigns coal reserves to each of its mining complexes. The amount of coal we assign to a mining complex generally is sufficient to support mining through the duration of its current mining permit. Under federal law, we must renew our mining permits every five years.

In addition, our mining complexes may have access to additional reserves that have not yet been assigned. We refer to these reserves as accessible. Accessible reserves are proven and probable unassigned reserves that can be accessed by an existing mining complex, utilizing the existing infrastructure of the complex to mine and to process the coal in this area. Mining an accessible reserve does not require additional capital spending beyond that required to extend or to continue the normal progression of the mine, such as the sinking of airshafts or the construction of portal facilities.

Some reserves may be accessible by more than one mining complex because of the proximity of many of our mining complexes to one another. In the table above, the accessible reserves indicated for a mining complex is based on our review of current mining plans and reflects our best judgment as to which mining complex is most likely to utilize the reserve.

Assigned and unassigned coal reserves are proven and probable reserves which are either owned in fee or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties. Under current mining plans all reported reserves will be mined out within the period of existing leases or within the time period of assured lease renewal periods.

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

Coal Reserves

CONSOL Energy had an estimated 4.3 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

Proven reserves are reserves for which:

(a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and

(b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Consol Energy’s calculations of proven reserves generally do not rely on isolated points of observation. Small pods of measured reserves are not considered; continuity of observation points over a large area is necessary for proven status. Our estimates for proven reserves have the highest degree of geologic assurance. Estimates of rank, quality and quantity for these reserves have been computed from points of observation which are equal to or less than one half mile apart, except for our properties within the Pittsburgh 8 seam for which points of observation are 3,000 feet or less because of the well known continuity of that seam. The sites for measuring thickness of proven reserves are so closely spaced, and the geologic character is so well defined, that the average thickness, area, extent, size, shape and depth of coalbeds are well established.

Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but for which the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Estimates for probable coal reserves have a moderate degree of geologic assurance and have been computed by us from points of observation which are between 0.5 and 1.5 miles apart.

Information with respect to proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers and has not been reviewed by independent experts.

Drill hole spacing for confidence levels in reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey).

All mining reserves have their required permits or governmental approvals, or there is a very high probability that these approvalswill be secured.

CONSOL Energy’s reserves are located in northern Appalachia (52%), central Appalachia (11%), the midwestern United States (21%), the western United States (11%), and in western Canada and Australia (5%) at December 31, 2002.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Coal Reserves as of 12/31/02

	Reserves 12/31/02 (1)			Range of Average Product Quality (As—Received) (2)			Reserves (000 Tons) 12/31/2001
Coal Producing Region	Owned (%)	Leased (%)	Tons (000)	Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	92%	8%	896,042	4.5 –8.5	0.71 – 3.70	10,362 –13,514	896,759
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	55%	45%	175,968	6.3 – 9.0	0.47 – 0.91	11,888 –14,024	173,230
Illinois Basin (Illinois, Western Kentucky, Indiana)	33%	67%	825,444	11.3 –12.1	0.76 – 3.18	10,657 –12,101	853,300
Western U.S. (Montana, Wyoming, Utah)	58%	42%	439,372	24.3 –28.0	0.19 – 0.45	8,563 – 9,330	445,752
Western Canada (Alberta)	2%	98%	159,975	8.0 – 8.7	0.23 – 0.54	11,194 –13,009	159,975
Total	58%	42%	2,496,801				2,529,016

1)	We calculate our reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples it receives from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.

2)	We show coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.

The following table summarizes our proven and probable reserves as of December 31, 2002 by region, type of coal or sulfur content (sulfur content per million British thermal unit). Proven and probable reserves include both assigned and unassigned reserves. Amounts for unassigned reserves are net amounts based on various recovery rates reflecting CONSOL Energy’s experience in recovering coal from seams. In reporting unassigned reserves, CONSOL Energy has assumed approximately 60% recovery of in-place coal for reserves that can be mined using the longwall method, approximately 50% recovery of in-place coal for reserves that will be mined using other underground methods and approximately 90% recovery for surface mines.

The table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter. Coal is ranked by the degree of alteration it has undergone since the initial deposition of the organic material. The lowest ranked coal, lignite, has undergone less transformation than the highest ranked coal, anthracite. From the lowest to the highest rank, the coals are: lignite; sub-bituminous; bituminous and anthracite. The ranking is determined by measuring the fixed carbon to volatile matter ratio and the heat content of the coal. As rank increases, the amount of fixed carbon increases, volatile matter decreases, and heat content increases. Bituminous coals are further characterized by the amount of volatile matter present. Bituminous coals with high volatile matter content are also ranked. High volatile “A” bituminous coals have a higher heat content than high volatile “C” bituminous coals. These characterizations of coal allow a user to predict the behavior of a coal when burned in a boiler to produce heat or when it is heated in the absence of oxygen to produce coke for steel production.

CONSOL ENERGY PROVEN AND PROBABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (000 TONS) AS OF DECEMBER 31, 2002

	≤ 1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	187,205	—	—	—	187,205	4.4%
Steam:
High Vol A Bituminous	—	49,359	—	—	10,038	121,509	48,231	119,283	1,699,121	2,047,541	47.9%
Low Vol Bituminous	—	—	—	—	—	15,911	—	—	—	15,911	0.3%

Region Total	—	49,359	—	—	10,038	324,625	48,231	119,283	1,699,121	2,250,657	52.6%

Central Appalachia:
Metallurgical:
High Vol A Bituminous	7,325	—	18,645	—	—	2,103	—	—	—	28,073	0.6%
Med Vol Bituminous	—	3,456	81,381	—	2,417	6,129	—	—	—	93,383	2.2%
Low Vol Bituminous	—	—	158,968	—	—	8,174	—	—	—	167,142	3.9%
Steam:
High Vol A Bituminous	26,967	24,724	1,306	27,341	32,266	42,354	—	—	15,163	170,121	4.0%

Region Total	34,292	28,180	260,300	27,341	34,683	58,760	—	—	15,163	458,719	10.7%

Midwest—Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	68,535	55,053	56,963	425,894	34,437	640,882	15.0%
High Vol C Bituminous	—	—	—	—	158,136	—	91,987	—	—	250,123	5.9%

Region Total	—	—	—	—	226,671	55,053	148,950	425,894	34,437	891,005	20.9%

Northern Powder River Basin:
Steam:
Subbituminous B	—	—	248,609	—	—	4,126	—	—	—	252,735	5.9%
Subbituminous C	—	186,637	—	—	—	—	—	—	—	186,637	4.4%

Region Total	—	186,637	248,609	—	—	4,126	—	—	—	439,372	10.3%

Utah—Emery Field:
High Vol B Bituminous	—	—	—	—	34,015	—	—	—	—	34,015	0.8%

Region Total	—	—	—	—	34,015	—	—	—	—	34,015	0.8%

Western Canada:
Metallurgical:
Med Vol Bituminous	102,407	31,684	26,575	—	—	—	—	—	—	160,666	3.7%
Low Vol Bituminous	—	28,588	—	—	—	—	—	—	—	28,588	0.7%
Steam:
Low Vol Bituminous	2,154	—	—	—	—	—	—	—	—	2,154	0.1%

Region Total	104,561	60,272	26,575	—	—	—	—	—	—	191,408	4.5%

Hunter Valley, Australia
Metallurgical:
High Vol A Bituminous	—	10,205	—	—	—	—	—	—	—	10,205	0.2%

Region Total	—	10,205	—	—	—	—	—	—	—	10,205	0.2%

Total Company	138,853	334,653	535,484	27,341	305,407	442,564	197,181	545,177	1,748,721	4,275,381	100.0%

	≤ 1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Percent of Total	3.3%	7.8%	12.5%	0.6%	7.1%	10.4%	4.6%	12.8%	40.9%	100.0%

CONSOL ENERGY PROVEN AND PROBABLE COAL RESERVES

BY PRODUCT (000 TONS) AS OF DECEMBER 31, 2002

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

	≤ 1.20 lbs			> 1.20 - < 2.50 lbs			≥ 2.50 lbs			Total	Percentage By Product
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Product	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Metallurgical:
High Vol A Bituminous	7,325	10,205	18,645	—	—	189,308	—	—	—	225,483	5.3%
Med Vol Bituminous	102,407	35,140	107,956	—	2,417	6,129	—	—	—	254,049	5.9%
Low Vol Bituminous	—	28,588	158,968	—	—	8,174	—	—	—	195,730	4.6%

Total Metallurgical	109,732	73,933	285,569	—	2,417	203,611	—	—	—	675,262	15.8%
Steam:
High Vol A Bituminous	26,967	74,083	1,306	27,341	42,304	163,863	48,231	119,283	1,714,284	2,217,662	51.8%
High Vol B Bituminous	—	—	—	—	102,550	55,053	56,963	425,894	34,437	674,897	15.8%
High Vol C Bituminous	—	—	—	—	158,136	—	91,987	—	—	250,123	5.9%
Low Vol Bituminous	2,154	—	—	—	—	15,911	—	—	—	18,065	0.4%
Subbituminous B	—	—	248,609	—	—	4,126	—	—	—	252,735	5.9%
Subbituminous C	—	186,637	—	—	—	—	—	—	—	186,637	4.4%

Total Steam	29,121	260,720	249,915	27,341	302,990	238,953	197,181	545,177	1,748,721	3,600,119	84.2%

Total	138,853	334,653	535,484	27,341	305,407	442,564	197,181	545,177	1,748,721	4,275,381	100.0%

Percent of Total	3.3%	7.8%	12.5%	0.6%	7.1%	10.4%	4.6%	12.8%	40.9%	100.00%

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

CONSOL Energy’s reserve estimates are predicated on information obtained from its ongoing exploration drilling and in-mine channel sampling programs. Data including elevation, thickness, and where samples are available, the quality of the coal from individual drill holes and channel samples are input into a computerized geological database. The information derived from the geological database is then combined with data on ownership or control of the mineral and surface interests to determine the extent of the reserves in a given area. None of our coal reserves have been reviewed by independent experts.

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always with reference to the then current regulatory limit. If the regulatory limit for sulfur dioxide is made more restrictive, it is likely to reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 lb of sulphur dioxide per million British thermal units of fuel consumed. It is possible that no coal would be considered compliance if emission standards were restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal.

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

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the twelve months ended December 31, 2002, 2001 and 2000, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us. The table includes information for five mines, Dilworth, Humphrey, Meigs, Muskingum and Windsor, that closed during the year because of reserve depletion. In February 2003, we sold our Cardinal River and Line Creek Mines in western Canada.

Mine	Location	Mine Type	Mining Equipment	Transportation	Tons Produced			Year Established or Acquired
					2002	2001	2000
					(in millions)
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	R R/B	9.6	10.3	9.5	1990
Bailey	Enon, Pennsylvania	U	LW/CM	R R/B	9.7	10.3	9.9	1984
McElroy	Glen Easton, West Virginia	U	LW/CM	B	4.7	6.6	6.8	1968
Robinson Run	Shinnston, West Virginia	U	LW/CM	R CB	5.0	4.9	6.0	1966
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	R R/B T	4.0	1.4	4.2	1998
Blacksville 2	Wana, West Virginia	U	LW/CM	R R/B T	4.8	5.0	5.2	1970
Dilworth (2)	Rices Landing, Pennsylvania	U	LW/CM	B	3.6	4.7	4.8	1984
Shoemaker	Moundsville, West Virginia	U	LW/CM	B	3.4	4.1	3.6	1966
Loveridge (3)	Fairview, West Virginia	U	LW/CM	R T	—	1.1	—	1956
Humphrey (2)	Maidsville, West Virginia	U	CM	R	0.5	0.7	0.7	1956
Mahoning Valley	Cadiz, Ohio	S	S/L	R T	0.3	0.5	0.4	1974
Meigs (2)	Point Rock, Ohio	U	LW/CM	R	0.4	1.9	—	2001
Muskingum (2)	Cumberland, Ohio	S	D	R	—	0.5	—	2001

Mine	Location	Mine Type	Mining Equipment	Transportation	Tons Produced			Year Established or Acquired
					2002	2001	2000
Windsor (2)	West Liberty, West Virginia	U	LW/CM	R	1.3	0.7	—	2001

Central Appalachia
Buchanan	Mavisdale, Virginia	U	LW/CM	R	4.1	4.5	4.5	1983
VP-3 (3)	Vansant, Virginia	U	LW/CM	R	—	—	—	1993
VP-8	Rowe, Virginia	U	LW/CM	R	2.2	2.3	2.3	1993
Mill Creek (1)	Deane, Kentucky	U/S	CM	R	3.5	3.6	3.7	1994
Jones Fork (1)	Mousie, Kentucky	U/S	CM	R T	4.0	4.9	3.1	1992
Amonate (1)	Amonate, Virginia	U	CM	R	0.5	0.5	0.5	1925

Illinois Basin
Rend Lake (3)	Sesser, Illinois	U	LW/CM	R T	1.7	2.0	2.7	1986
Ohio No. 11 (3)	Morganfield, Kentucky	U	CM	R	—	—	—	1993

Western U.S.
Emery (4)	Emery County, Utah	U	LW/CM	T	—	—	—	1945

Western Canada
Cardinal River (5)	Hinton, Alberta, Canada	S	S/L	R	1.2	1.7	1.5	1969
Line Creek (5)	Sparwood, British Columbia, Canada	S	S/L	R	1.7	1.5	—	2000

Australia
Glennies Creek	Hunter Valley, New South Wales, Australia	U	LW/CM	R	0.1	—	—	2001

S	= Surface
U	= Underground
LW	= Longwall
CM	= Continuous Miner
S/L	= Stripping Shovel and Front End Loaders
D	= Dragline and Dozers
R	= Rail
B	= Barge
R/B	= Rail to Barge
T	= Truck
CB	= Conveyor Belt
(1)	Amonate, Mill Creek and Jones Fork complexes include operations by independent mining contractors.
(2)	Production at the complex ceased during the twelve months ended December 31, 2002, due to the depletion of economically recoverable reserves.
(3)	Loveridge, VP-3, Rend Lake and Ohio No. 11 were idled for all or part of the year ended December 31, 2002 due to market conditions.
(4)	Complex was in development at December 31, 2002.
(5)	Sold in February 2003.

The amounts shown for tons produced for all periods presented by Cardinal River, 1.2 million tons, Line Creek, 1.7 million tons and Glennies Creek, 0.1 million tons, actually represents 50% of the production of each mine, reflecting our 50% interest in each mine at December 31, 2002.

Our sales of bituminous coal were at an average sales price per ton produced of $26.76, $25.02, $23.93 and $23.66 for the twelve month period ended December 31, 2002, the six month period ended December 31, 2001 and the twelve month periods ended June 30, 2001 and 2000, respectively.

Expansion projects are planned at several of our mining complexes. These projects include the expansion of McElroy Mine that is intended to increase capacity from about seven million tons per year to about 11 million tons per year. The new preparation plant at McElroy, put into service in September 2002, was the first phase of the project. The remaining expansion currently is expected to be completed in mid 2004. A project also has been approved to complete a preparation plant expansion at the shared Bailey and Enlow facility. The expansion of the preparation plant facilities will allow production at these two mines to be increased. This expansion currently is expected to be completed in late 2004. In late 2002, the Buchanan mine installed a new longwall system which currently is expected to increase productive capacity to over 4.5 million tons per year.

In 2001, Mine 84 encountered in the coal seam a sandstone intrusion that ran across several longwall coal panels. Because sandstone is harder than coal, mining advance rates were slowed for both longwall and continuous mining machines. In 2002, Mine 84 production continued to be lower than anticipated because of several factors including a one month idled period taken because of market conditions, mechanical problems encountered throughout the year, and adverse geological conditions experienced periodically.

Our Loveridge mine, which was on long-term idle status in 2002 due to market conditions, experienced a mine fire in early 2003. The fire is currently being extinguished and plans are being made to re-enter the mine to prepare for production during the first-half of 2004.

In July 2003, we agreed to sell the physical assets, inventory, mineral reserves and operation of the Emery Mine in Utah. The sale is subject to final due diligence and receipt of various approvals and currently is expected to close in the fourth quarter of 2003.

Title to coal properties that we lease or purchase and the boundaries of such properties are verified, at the time we lease or acquire the properties, by law firms retained by us. Consistent with industry practice, abstracts and title reports are reviewed and updated approximately five years prior to planned development or mining of the property. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine such reserves could be adversely affected.

The following table sets forth, with respect to properties that we lease to other coal operators, the total annual royalty tonnage mined from our properties, the total acreage leased and the amount of income (net of related expenses) we received from royalty payments from other operators for the twelve months ended December 31, 2002, 2001 and 2000.

Year	Total Royalty Tonnage	Total Coal Acreage Leased	Total Royalty Income
	(in thousands)		(in thousands)
2002	17,680	202,033	$7,451

2001	18,050	182,203	$5,723

2000	10,167	181,142	$4,300

Royalty tonnage is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease.

CONSOL Energy operates approximately 23% of the United States longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2001, the latest information available at the time of filing.

MAJOR U.S. UNDERGROUND COAL MINES—2001

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

	Tons of Coal to be Delivered (in millions of nominal tons)
	2003	2004	2005	2006	2007
Volume under existing contracts:	52.4	32.7	13.8	6.8	4.9

The foregoing table does not include an aggregate of 12.1 million tons that we may be required to deliver in 2003 at predetermined prices:

•	under tentative agreements reached by February 1, 2003, for which no binding contracts have been negotiated or executed;

•	upon exercise of rights by customers under existing contracts to buy more coal at previously agreed prices; and

•	under agreements which call for the price to be determined by mutual agreement of the parties.

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

Competition

The United States coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The largest producer is estimated by the 2002 National Mining Association Survey to have produced less than 18% (based on tonnage produced) of the total United States production in 2001. The U.S. Department of Energy reported 1,512 active coal mines in the United States in 2001, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

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

Water produced from our Virginia operations, which represents 95% of the total water produced, is injected into injection wells. Water from our Northern West Virginia/Southwest Pennsylvania operations is hauled to an independent treatment facility where it is treated and discharged.

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

We drilled 197 development wells in the twelve months ended December 31, 2002, of which eight wells were in process at December 31, 2002. Nearly all of our development wells and acreage are located in southwestern Virginia. Some leases are beyond their primary term, but such leases are extended in accordance with their terms as long as certain drilling commitments are satisfied.

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

Gas Reserves

CONSOL Energy’s gas reserves are either owned or leased. The following table shows our estimated proven developed and proven undeveloped reserves. Reserve information is gross, and includes 100% of the reserves for Pocahontas Gas Partnership as of December 31, 2002, and December 31, 2001, and 50% of the reserves for Pocahontas Gas Partnership as of June 30, 2001, and June 30, 2000. CONSOL Energy owned a 50% interest in Pocahontas until August 2001, when CONSOL Energy acquired the remaining 50% interest. Gross reserves are

100% of gas volumes, not net of  1/8 royalty ownership. Proven developed and proven undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations.

Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation 5-X.

	GAS Reserves (millions of cubic feet)
	As of December 31,		As of June 30,
	2002	2001	2001	2000
Estimated proven developed reserves	374,098	413,234	261,426	178,690
Estimated proven undeveloped reserves	729,115	762,998	519,081	568,123
Total estimated proven developed and undeveloped reserves	1,103,213	1,176,232	780,507	746,813

Discounted Future Net Cash Flows

The following table shows, for CONSOL Energy’s gross estimated proven developed and undeveloped reserves, its estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows (net of income taxes). Information as of December 31, 2001, has been restated from $433,224 for future net cash flows and $218,365 for total standardized measure of discounted future net cash flows previously included in our reports due to revisions in development costs for that period.

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

Power Generation

In March 2002, we entered into a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility was completed in June 2002 at a total cost of approximately $56 million, of which CONSOL Energy paid approximately $28 million, and is used for meeting peak load demands. The facility is in southwest Virginia and uses coalbed methane gas that we produce. In the twelve months ended December 31, 2002, the facility operated for a total of 34,540 megawatt hours and did not have a significant effect on earnings in 2002.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities of approximately $1.4 million for the twelve months ended December 31, 2002, $3.5 million for the six months ended December 31, 2001, $2.9 million for the twelve months ended June 30, 2001, and $1.6 million for the twelve months ended June 30, 2000. CONSOL Energy expects to have capital expenditures of $1.8 million for 2003 for environmental control facilities. These costs are in addition to reclamation and mine closing costs. Compliance with these laws has substantially increased the cost of coal mining and gas production, but is, in general, a cost common to all domestic coal and gas producers.

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

In January 2003, CONSOL Energy will adopt Statement of Financial Accounting Standards No. 143 (SFAS 143) to account for the costs related to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimate asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. We are anticipating the effect of this change to be a gain of $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59 million, and total liabilities will increase approximately $51 million. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

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

Clear Air Act

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

CONSOL Energy has obtained all necessary permits under the Clean Air Act. The expiration dates of these permits range from April 21, 2004 through June 30, 2008. Permitting costs with respect to the Clean Air Act were less than $19 thousand for the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the twelve months ended June 30, 2002. CONSOL Energy’s permitting costs were $0.2 million for the twelve months ended June 30, 2000.

Framework Convention On Global Climate Change

The United States and more than 160 other nations are signatories to the 1992 Framework Convention on Global Climate Change which is intended to limit or capture emissions of greenhouse gases such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. The United States Senate is not expected to ratify the emissions targets. President Bush has stated that he does not support the Kyoto Protocol and has proposed an alternative to reduce United States omissions of greenhouses gases. If the Kyoto Protocol or other comprehensive regulations focusing on greenhouse gas emissions are implemented by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of coalbed methane gas also may affect the use of coal as an energy source.

Clean Water Act

The federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated effluent waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. CONSOL Energy believes it has obtained all permits required under the Clean Water Act and corresponding state laws and is in substantial compliance with such permits. However, new requirements under the Clean Water Act and corresponding state laws may cause CONSOL Energy to incur significant additional costs that could adversely affect its operating results.

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

From time to time, we have been the subject of administrative proceedings, litigation and investigations relating to environmental matters. We have been named as a potentially responsible party at Superfund sites in the past. We may become involved in future proceedings, litigation or investigations and incur liabilities that could be materially adverse to us. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all potentially responsible parties is approximately $15 million at December 31, 2002. CONSOL Energy’s portion of this claim is approximately 20%. CONSOL Energy has a liability for the remaining remediation costs of approximately $2.9 million at December 31, 2002. To date, CONSOL Energy has paid $2.1 million for remediation of this waste disposal site and related expenses.

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

Federal Coal Leasing Amendments Act

Mining operations on federal lands in the Western United States are affected by regulations of the United States Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the United States Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Regulations adopted by the United States Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal leases for operations developed on such leases. CONSOL Energy’s only operation with a Federal mineral lease is Emery Mine. Emery Mine is not currently mining on the Federal mineral lease and incurred no lease expense in the year ended December 31, 2002. Emery Mine’s asset for advance mining royalty related to the Federal lease was $0.9 million at December 31, 2002. These advance royalties will be amortized on a units-of-production method as the tons related to the lease are mined. In July 2003, we agreed to sell the physical assets, inventory, mineral reserves and operation of the Emery Mine in Utah. The sale is subject to final due diligence and receipt of various approvals and is expected to close in the fourth quarter of 2003.

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

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is defending against approximately 21,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

Name	Age	Position
J. Brett Harvey	52	President and Chief Executive Officer and Director
Christoph Koether	44	Executive Vice President—Administration and Director
Peter B. Lilly	54	Chief Operating Officer—Coal
Ronald E. Smith	54	Executive Vice President—Engineering Services, Environmental Affairs & Exploration
William J. Lyons	54	Senior Vice President and Chief Financial Officer
Daniel L. Fassio	55	Vice President—General Counsel and Secretary

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

Christoph Koether has been Executive Vice President—Administration since July 2001 and a Director of CONSOL Energy since February 2001. From 1998 until 2001, he held various positions within RWE Rheinbraun AG, including Vice President and Division Head-Corporate Planning and Controlling, and from 1996 to 1997, he was Vice President and Head of the Finance Department and Treasury. He has also been a board member and managing director of various subsidiaries of RWE Rheinbraun AG.

Peter B. Lilly has been Chief Operating Officer-Coal of CONSOL Energy since October 2002. Prior to joining CONSOL Energy, Mr. Lilly served as President and Chief Executive Officer of Triton Coal Company LLC and Vulcan Coal Holdings LLC from 1998 to 2002. Between 1991 and 1998, he served in various positions with Peabody Holding Company, Inc.—President and Chief Operating Officer from 1995 to 1998, Executive Vice

President from 1994 to 1995, and as president of Eastern Associated Coal Corporation from 1991 to 1994. He is a former board member of both the National Coal Association and the American Mining Congress.

Ronald E. Smith has been Executive Vice President—Engineering Services, Environmental Affairs & Exploration of CONSOL Energy since April 1, 1992.

William J. Lyons has been Senior Vice President and Chief Financial Officer of CONSOL Energy since February 1, 2001. From January 1, 1995 to February 1, 2001, Mr. Lyons held the position of Vice President—Controller for CONSOL Energy.

Daniel L. Fassio has been Vice President, General Counsel and Secretary of CONSOL Energy since March 1994.

Item	6. Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the twelve months ended December 31, 2002, June 30, 2001, June 30, 2000 and December 31, 1998, and the six months ended December 31, 2001 and June 30, 1999 are derived from our audited consolidated financial statements. The selected consolidated financial data for, and as of the end of, the twelve months ended December 31, 2001 and the six months ended December 31, 2000, are derived from our unaudited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of our financial position and operating results for these periods. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the financial statements and related notes included in this report. In 1999, we changed our fiscal year from a calendar year to a fiscal year ended June 30. In 2001, we changed our fiscal year from a fiscal year ended June 30 to a fiscal year ended December 31 in order to coordinate reporting periods with our majority shareholder commencing with the fiscal year started January 1, 2002.

STATEMENT OF INCOME DATA (In thousands except per share data)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30, 1999	Twelve Months Ended December 31, 1998
	2002	2001	2001	2000	2001	2000
		(Unaudited)		(Unaudited)
Revenue:
Sales (1)	$2,003,345	$2,095,463	$964,460	$992,201	$2,123,202	$2,094,850	$1,081,922	$2,295,430
Freight (1)	134,416	159,029	70,314	72,225	160,940	165,934	80,487	230,041
Other income	45,837	64,526	31,223	37,154	70,457	64,359	28,560	54,562

Total Revenue	2,183,598	2,319,018	1,065,997	1,101,580	2,354,599	2,325,143	1,190,969	2,580,033
Costs:
Cost of goods sold and other operating charges	1,543,189	1,585,686	761,146	730,329	1,554,867	1,498,982	790,119	1,590,176
Freight expense	134,416	159,029	70,314	72,225	160,940	165,934	80,487	230,041
Selling, general and administrative expense	65,888	61,155	31,493	33,381	63,043	62,164	30,218	59,475
Depreciation, depletion and amortization	262,873	243,588	120,039	119,723	243,272	249,877	121,237	238,584
Interest Expense	46,213	43,356	16,564	30,806	57,598	55,289	30,504	48,138
Taxes other than income	172,479	160,954	80,659	77,771	158,066	174,272	98,244	201,137
Export sales excise tax resolution	(1,037)	(118,120)	5,402	—	(123,522)	—	—	—
Restructuring costs	—	—	—	—	—	12,078	—	—

Total Costs	2,224,021	2,135,648	1,085,617	1,064,235	2,114,264	2,218,596	1,150,809	2,367,551

Earnings (Loss) before income taxes	(40,423)	183,370	(19,620)	37,345	240,335	106,547	40,160	212,482
Income taxes (benefits)	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121	37,845

Net income	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039	$174,637

Earnings per share:
Basic (2)	$0.15	$1.92	$0.01	$0.43	$2.34	$1.35	$0.62	$1.73

Dilutive (2)	$0.15	$1.91	$0.01	$0.43	$2.33	$1.35	$0.62	$1.73

Weighted average number of common shares outstanding:
Basic	78,728,560	78,671,821	78,699,732	78,584,204	78,613,580	79,499,576	64,784,685	100,820,599

Dilutive	78,834,023	78,964,557	78,920,046	78,666,391	78,817,935	79,501,326	64,784,685	100,820,599

Dividend per share	$0.84	$1.12	$0.56	$0.56	$1.12	$1.12	$0.39	$0.90

BALANCE SHEET DATA (In thousands)	At December 31,		At June 30,			At December 31,
	2002	2001	2001	2000	1999	1998
Working capital (deficiency)	$(191,596)	$(70,505)	$(368,118)	$(375,074)	$(261,427)	$(602,428)
Total assets	4,293,160	4,298,732	3,894,971	3,866,311	3,875,026	3,863,390
Short-term debt	204,545	77,869	360,063	464,310	345,525	551,719
Long-term debt (including current portion)	497,046	545,440	303,561	307,362	326,495	430,888
Total deferred credits and other liabilities	2,828,249	2,913,763	2,378,323	2,358,725	2,423,483	2,433,899
Stockholders’ equity (deficit)	162,047	271,559	351,647	254,179	254,725	(103,221)

OTHER OPERATING DATA	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Coal:
Tons sold (in thousands) (3)(4)	67,308	76,503	35,587	36,590	77,322	78,714	38,553	77,729
Tons produced (in thousands) (4)	66,230	73,705	34,355	32,508	71,858	73,073	38,244	75,769
Productivity (tons per manday) (4)	40.18	39.95	37.15	41.60	42.21	44.23	39.86	40.11
Average production cost ($ per ton produced) (4)	$24.73	$22.21	$23.73	$21.93	$21.35	$20.00	$21.47	$20.99
Average sales price of tons produced ($ per ton produced) (4)	$26.76	$24.66	$25.02	$23.41	$23.93	$23.66	$25.12	$26.41
Recoverable coal reserves (tons in millions) (4)(5)	4,275	4,365	4,365	4,372	4,411	4,461	4,705	4,755
Number of mining complexes (at period end)	22	27	27	23	23	22	24	25
Gas:
Gross sales volume produced (in billion cubic feet) (4)	47.20	38.76	20.12	16.21	34.00	16.23	3.05	6.03
Average sale price ($ per mmbtu) (4)	$3.22	$4.10	$2.67	$4.80	$5.27	$3.06	$2.07	$2.34
Average costs ($ per mmbtu) (4)	$2.34	$2.63	$2.35	$2.32	$2.58	$1.80	$2.31	$2.09
Net estimated proven reserves (in billion cubic feet) (4)(6)	1,103	1,176	1,176	730	781	747	467	470

CASH FLOW STATEMENT DATA (In thousands)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Net cash provided by operating activities	$329,556	$347,356	$93,084	$181,568	$435,839	$295,028	$84,995	$395,313
Net cash used in investing activities	(339,936)	(114,160)	(11,598)	(131,078)	(233,321)	(299,554)	(100,790)	(235,918)
Net cash provided by (used in) financing activities	6,315	(228,184)	(82,529)	(48,419)	(194,074)	(10,852)	8,069	(146,898)

OTHER FINANCIAL DATA (In thousands)
Capital expenditures	$295,235	$267,698	$162,862	$109,163	$213,999	$142,598	$105,099	$254,515
EBIT (7)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438	250,089
EBITDA (7)	261,643	437,918	117,907	185,313	505,324	406,042	189,675	488,673
Ratio of earnings to fixed charges (8)	—	4.59	—	1.85	4.54	2.70	2.19	4.93

(A)	See Note 27 of Notes to Consolidated Financial Statements for sales and freight by operating segment.
(B)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 105,463 and 292,736 for the twelve months ended December 31, 2002 and 2001; 220,314 and 82,187 for the six months ended December 31, 2001 and 2000; and 204,335 and 1,750 for twelve months ended June 30, 2001 and 2000. There were no dilutive employee or non-employee director stock options for any of the previous periods presented.
(C)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 2.5 million tons in the twelve months ended December 31, 2002, 2.8 million tons in the twelve months ended December 31, 2001, 1.3 million tons in the six months ended December 31, 2001, 1.5 million tons in the six months ended December 31, 2000, 2.7 million tons in the twelve months ended June 30, 2001, 3.5 million tons in the twelve months ended June 30, 2000, 3.9 million tons in the twelve months ended June 30, 1999, 2.2 million tons in the six months ended June 30, 1999, and 3.2 million tons for the twelve months ended December 31, 1998. Sales of coal produced by equity affiliates were 1.6 million tons in the twelve months ended December 31, 2002, 1.6 million tons in the twelve months ended December 31, 2001, 0.9 million tons in the six months ended December 31, 2001 and 0.7 million tons in the twelve months ended June 30, 2001 that were produced by equity affiliates. No sales from equity affiliates occurred in previous periods presented.
(D)	For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, Line Creek Mine and Glennies Creek Mine are reported as equity affiliates for the December 31, 2002 period. Line Creek Mine was also reported as an equity affiliate for the December 31, 2001 and June 30, 2001 periods. No other periods have coal equity affiliates. For gas, Pocahontas Gas Partnership accounts for the majority of the information reported as an equity affiliate for approximately eight months in the December 31, 2001 period and for the entire year of the previous periods presented.
(E)	Represents proven and probable reserves at period end.
(F)	Represents proved developed and undeveloped gas reserves at period end.

(G)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

(In thousands)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Net Income	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039	$174,637
Add: Interest Expense	46,213	43,356	16,564	30,806	57,598	55,289	30,504	48,138
Less: Interest Income	(5,738)	(5,990)	(3,734)	(2,561)	(4,817)	(5,671)	(2,226)	(10,531)
Less: Interest Income included in Export Sales Excise Tax Resolution	(1,282)	(26,406)	(4,658)	—	(31,064)	—	—	—
Add: Income Taxes	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121	37,845

Earnings Before Interest and Taxes (EBIT)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438	250,089

(In thousands)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Add: Depreciation, Depletion and Amortization	262,873	243,588	120,039	119,723	243,272	249,877	121,237	238,584

Earnings Before Interest, Taxes and Depreciation, Depletion and Amortization	$261,643	$437,918	$117,907	$185,313	$505,324	$406,042	$189,675	$488,673

(H)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the twelve months ended December 31, 2002, fixed charges exceeded earnings by $30.6 million. For the six months ended December 31, 2001, fixed charges exceeded earnings by $20.4 million.

Item	7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Results of Operations

Twelve Months Ended December 31, 2002 compared with Twelve Months Ended December 31, 2001 (unaudited)

Net Income

CONSOL Energy’s net income for the twelve months ended December 31, 2002 was $12 million compared with $151 million for the twelve months ended December 31, 2001. Pre-tax income for the 2001 period was $183.4 million including $118.1 million related to the recognition of the export sales excise tax resolution. CONSOL Energy had a pre-tax loss of $40.4 million in the 2002 period. Lower net income for 2002 was also the result of a 9 million ton reduction in volumes of company produced coal sold. The decrease in tons sold was due primarily to lower demand for coal in the 2002 period. Demand was weak primarily due to the continued sluggish United States economy and the lingering effect of higher than normal customer inventory levels. The decrease in tons sold was also due to the deferral of shipments by our customers during the year to later periods and reduced volumes from requirements contracts. Decreases in net income also resulted from lower average sales prices per million British thermal unit of coalbed methane gas sold in the 2002 period compared to the 2001 period. The average sales price was $3.22 per million British thermal units for the year to date 2002 period, a $0.66, or 17.0% decrease compared to the $3.88 per million British thermal unit in the 2001 period. The decrease in average sales price was primarily due to reduced demand for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in high levels of gas in storage. Net income also decreased due to increased cost of goods sold related to the increase in gas volumes sold. Costs also increased due to additional closed and idle mine costs, additional purchased coal costs and increases in miscellaneous cost of goods sold and other operating charges. These decreases were offset, in part, by income tax benefits recognized in the 2002 period compared to tax expense recognized in the 2001 period. The income tax benefit was due mainly to a pre-tax loss for the 2002 period compared to pre-tax income in the 2001 period without a comparable reduction in percentage depletion tax benefits. Decreases in net income were also offset, in part, by higher volumes of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Gas sales volumes were 46.9 billion cubic feet in the 2002 period, a 44.5%, or 14.5 billion cubic feet increase from the 2001 period. Average sales price per ton of company produced coal sold also increased which offset, in part, the reduction to net income. The average sales price for company produced coal was $26.80 in the 2002 period compared to $24.88 in the 2001 period. The increase of $1.92, or 7.7%, reflects the higher prices negotiated in 2001’s more favorable coal market.

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

These decreases in cost of goods sold and other costs were offset, in part, by increased cost of goods sold for gas operations. Gas operations cost of goods sold increased $9 million, or 15.8%, to $65 million in the 2002 period from $56 million in the 2001 period. The increase was due mainly to a 44.5% increase in the volume of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. The increase in volume was offset, in part, by a $0.35, or 19.9% reduction in the cost per million British thermal units sold. The average cost per million British thermal units sold was $1.40 in the 2002 period compared to $1.75 in the 2001 period. The decrease was primarily due to a decrease in the cost of gob well drilling and lower royalty expense. Gob wells are drilled in previously mined areas of underground coal mines. Royalty expenses decreased $0.07 per British thermal unit primarily due to the 17.1% decrease in average sales price per British thermal unit in the 2002 period compared to the 2001 period.

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

Cost of goods sold for company produced coal increased $28 million, or 4.8% to $623 million in the 2001 transitional period from $595 million in the 2000 six month period. The increase was primarily due to a 10.1% increase in the cost per ton sold of company produced coal, offset slightly by a 4.8% decrease in the volume of tons of company produced coal sold. The increased cost per ton produced is primarily due to a decline in productivity as measured in tons produced per manday. Manday is a term used to describe the scheduled hours worked per person per day. This term is sometimes used to determine productivity of our mining complexes. Tons produced per manday were 37.6 in the 2001 transitional period compared to 41.6 in the 2000 six month period. The decline in productivity is mainly due to several mines experiencing mechanical and geological difficulties in the 2001 transitional period.

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

Income Taxes

Income taxes were a $21 million benefit in the 2001 transitional period compared to $4 million of expense in the 2000 six month period. The decrease of $25 million was due mainly to a pre-tax loss of $20 million in the 2001 transitional period with little loss of percentage depletion tax benefits. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion.

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

At December 31, 2002, the fair value of plan assets for Other Post Retirement Benefits was $5.0 million. Our policy historically has been to pay for these claims from operating cash flow, and not to fund specific amounts into restricted accounts. In 1998, a trust fund valued at approximately $8 million was acquired as part of our acquisition of Rochester and Pittsburgh Coal Company. In 2000, as part of a contract renegotiation, we acquired an additional $115 million that was placed into the trust fund for Other Post Retirement Benefits. After Internal Revenue Service approval, these funds have been drawn down to pay our Other Post Retirement Benefits, including operations other than those acquired as part of the acquisition of the Rochester and Pittsburgh Coal Company. Once these funds are exhausted, we plan to resume paying Other Post Retirement Benefits from operating cash flow. For the twelve months ended December 31, 2002, we paid Other Post Retirement Benefits of approximately $111 million, of which approximately $21 million were paid from operating cash flow.

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

At December 31, 2002, the fair value of plan assets for Coal Workers’ Pneumoconiosis was $17 million. Our policy has been to pay for these claims from operating cash flow, and not to fund specific amounts into restricted accounts. In 1998, a trust fund valued at approximately $18 million was acquired as part of our acquisition of Rochester & Pittsburgh Coal Company. In 2000, as part of a contract renegotiation, we acquired an additional $42 million that was placed into the trust for Coal Workers’ Pneumoconiosis. As part of the acquisition of several mining companies from American Electric Power in 2001, an additional $31 million was placed into a trust fund for Coal Workers’ Pneumoconiosis. After Internal Revenue Service approval, these funds have been used to pay all of CONSOL Energy’s Coal Workers’ Pneumoconiosis benefits. Once this funding is exhausted, we plan to resume paying these benefits from operating cash flow. For the twelve months ended December 31, 2002, we paid Coal Workers’ Pneumoconiosis benefits of approximately $12 million, none of which were paid from operating cash flow.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employees’ compensation near retirement. After our review, our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. For the year ended December 31, 2002, compensation increases are assumed to range for 3% to 6% depending on age classification. This assumption was also used in the six months ended December 31, 2001. Mortality assumptions were changed in the year ended December 31, 2002 to reflect a more recent actuarial table for mortality than was used in the previous period. Retirement rate assumptions were unchanged for the year ended December 31, 2002. This assumption begins at 5% for employees at age 50 and increases gradually to 100% of employees at age 65. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate at which the retirement plans could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2002 the discount rate was 6.75% per annum. The discount rate for the six months ended December 31, 2001 and the twelve months ended June 30, 2001 was 7.25% per annum. Significant changes to any of these assumptions introduce substantial volatility to our costs. The estimated liability at December 31, 2002, was $120.6 million compared to $35.8 million at December 31, 2001. Due to the negative return on plan assets, the difference in the accumulated benefit obligation and the plan assets at December 31, 2002 of approximately $150 million was recognized as a minimum pension liability. At December 31, 2001, the minimum pension liability was approximately $62 million.

Workers’ Compensation

Workers’ Compensation is a system by which individuals who sustain employment related physical or mental injuries are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ Compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy accrues for this type of liability by recognizing cost when the event occurs that gives rise to the obligation, i.e., when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability CONSOL Energy utilizes the services of third party administrators in various states in which we do business to determine the liability that exists for workers’ compensation. These third parties provide information that facilitates the estimation of the liability based on their knowledge and experience concerning similar past events. The estimated liability recognized in the financial statements at December 31, 2002, including the current portion, was approximately $317 million compared to $322 million at December 31, 2001. CONSOL Energy’s policy has been to provide for workers’ compensation benefits from operating cash flow. No funding has been provided to cover these benefits. For the twelve months ended December 31, 2002, we made payments for workers’ compensation benefits of approximately $79 million, all of which was paid from operating cash flow. These payments included a one-time workers’ compensation payment of approximately $22 million made to the state of West Virginia.

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

Effective January 1, 2003, CONSOL Energy will adopt SFAS No. 143. CONSOL Energy is anticipating the effect to be a gain of approximately $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59 million, and total liabilities will increase approximately $51 million. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

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

Coal and Gas Reserve Values

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. The majority of our gas reserves have been reviewed by Ralph E. Davis Associates, Inc. and Data and Consulting Services, a division of Schlumberger, independent experts. None of our coal reserves have been reviewed by independent experts. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

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

Certain Trends and Uncertainties

In addition to the trends and uncertainties described in Item I of this Annual Report on Form 10-K under “Coal Operations—Competition,” “Gas Operations—Competition” and “Regulations” and in Critical Accounting Policies and elsewhere in this “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” CONSOL Energy is subject to the trends and uncertainties set forth below.

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

We have become highly leveraged as a result of our policy of paying dividends. Since 1992, we have paid dividends aggregating $1.2 billion, approximately the amount of our aggregate net income for the same period.

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

Recent changes in our credit ratings could adversely affect our costs and expenses.

The credit ratings of our long term debt recently have been downgraded and Standard and Poor’s has classed our long-term debt as BB+, a high yield rating. This could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions.

In recent periods our operating results have deteriorated and we may incur losses in future periods.

Although we reported net income for each of the twelve months ended December 31, 2002, the six months ended December 31, 2001 and the twelve months ended June 30, 2001, net income was attributable to income tax benefits in the periods ended December 31, 2002 and 2001 and benefited substantially from export sales excise tax resolution in the twelve months ended June 30, 2001. For the twelve months ended December 31, 2002 and the six months ended December 31, 2001, we incurred losses before income tax benefits of $40.4 million and $19.6 million. Our recent results reflect a number of factors, including a decrease in tons sold as a result of effects of higher than usual customer inventory levels, decreased average sales price for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in high levels of gas storage. These and other conditions beyond our control could continue to affect our business and we may incur losses in the future.

We may be unable to comply with restrictions imposed by our credit facilities and other debt agreements, which could result in a default under these agreements.

Our credit facility imposes a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our credit facilities or result in an event of default under these agreements and our other debt. Our credit facility contains financial and other covenants that create limitations on our ability to, among other things, borrow the full amount under our credit facilities, incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These financial covenants include a funded debt ratio that requires that we maintain a ratio of total indebtedness for borrowed money as of the last day of each quarter to total earnings before interest, taxes, depreciation and amortization and excluding any extraordinary gains or losses for the four quarters ended on that date of not more than 3 to 1 and a ratio for the last four consecutive quarters of total earnings before interest, taxes, depreciation and amortization and excluding any extraordinary gains or losses to total interest payable (including amortization of debt discount) on indebtedness for borrowed money of not less than 4.5 to 1. Our ability to comply with these restrictions depends upon our operating results, which recently have deteriorated from earlier periods and which continue to be affected by the sluggish economy and other events beyond our control. As a result, we may be unable to comply with these covenants and other restrictions in our credit facility. In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek an amendment to our debt agreements which could make the terms of these agreements more onerous for us. Failure to comply with these restrictions, even if waived by our bank lenders, also could adversely affect our credit ratings, which could increase the costs of debt financings to us and impair our ability to obtain additional debt financing.

We may not maintain our competitive position because coal and gas markets are highly competitive and are affected by factors beyond our control.

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

During the twelve months ended December 31, 2002, approximately 82% of the coal we produced was sold under contracts with terms of one year or more. If a substantial portion of our long-term contracts are modified or terminated, we would be adversely affected to the extent that we are unable to find other customers at the same level of profitability. In general, our long-term contracts have a two to three year average term. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, and includes our production costs and other factors. Price changes, if any, provided in long term supply contracts are not intended to reflect our cost increases, and therefore increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. As a result, we may not be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) and long-term contracts may not contribute to our profitability.

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

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. The majority of our gas reserves have been reviewed by independent experts, Ralph E. Davis Associates, Inc. and Data and Consulting Services, a division of Schlumberger. None of our coal reserves have been reviewed by independent experts.

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

The coal beds from which we produce methane gas frequently contain water which may hamper our ability to produce gas in commercial quantities.

Methane is the primary commercial component of natural gas produced in traditional natural gas wells, but other hydrocarbons are produced as well. The amount of coalbed methane that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can follow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce gas in commercial quantities.

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

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were $391 million at December 31, 2002. On January 1, 2003, CONSOL Energy adopted Statement of Financial Accounting Standards No. 143 (SFAS 143) to account for the costs related to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. As a result of this change in accounting principle, we recognized a gain of $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, increased approximately $59 million, and total liabilities increased approximately $51 million. These amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

The federal Clean Water Act and corresponding state laws affect coal mining operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Clean Water Act and corresponding state laws could cause us to incur significant additional costs that adversely affect our operating results.

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

We provide various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2002, the current and non-current portions of these obligations included:

•	post retirement medical and life insurance ($1.5 billion);

•	coal workers’ black lung benefits ($462 million); and

•	workers’ compensation ($317 million).

These obligations have been estimated based on assumptions, which are described in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. These obligations are unfunded, except for coal workers’ black lung, of which approximately 8% was funded at December 31, 2002. In addition, several states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect us.

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

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is defending against approximately 21,900 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, payments in the future with respect to pending or future asbestos cases could be material to the financial position, results of operations or cash flows of CONSOL Energy.

We have been informed by insurance companies that, unless provided with collateral, they no longer will issue surety bonds that we and other coal mining companies are required by law to obtain.

Various federal or state laws and regulations require us to obtain surety bonds or to provide other assurance of payment for certain of our long-term liabilities including mine closure or reclamation costs, workers’ compensation and other post employment benefits. We, along with other participants in the coal industry, have been informed by the insurance companies that they no longer will provide surety bonds for workers compensation and other post employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit may be significantly more costly to us than surety bonds. The issuance of letters of credit under our bank credit facilities also reduces amounts that we can borrow for other purposes.

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

Cash Flows

Net cash provided by operating activities was $330 million in the twelve months ended December 31, 2002 compared to $347 million in the twelve months ended December 31, 2001. The change in net cash provided by operating activities was primarily due to decreases in net income, as previously discussed, increases in coal inventory, and a one-time workers’ compensation payment of approximately $22 million made to the state of West Virginia. These decreases to operating cash flow were offset, in part, by reduced tax payments related to the refunds received in the 2002 period due to changes in filing positions and the recognition of amounts in the 2001 period attributable to anticipated refunds for excise tax funds previously paid. Approximately $4 million of these receivables have been collected in the 2002 period and $34 million in the 2001 period.

Net cash used in investing activities was $340 million in the 2002 period compared to $114 million in the 2001 period. The change in net cash used in investing activities primarily reflects the $336 million received in the acquisition during 2001 of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, reduced by the $175 million cash expenditures for the acquisition of Line Creek Mine Joint Venture, Glennies Creek Mine Joint Venture, the remaining 50% of Pocahontas Gas Partnership and the remaining 25% of Cardinal States Gathering Company in the 2001 period. Cash used in investing activities was also increased due to $27 million of additional capital expenditures in the 2002 period compared to the 2001 period. Capital expenditures were $295 million in the 2002 period compared to $268 million in the 2001 period. Capital expenditures increased due mainly to the expansion of the McElroy preparation plant and the addition of a longwall at this mining complex. These additions were being completed in preparation of increased shipments under the sales contract with American Electric Power signed July 2001. Mines of the companies which we acquired from American Electric Power have been closed. The mines these companies control have been closed and the contract will be satisfied by coal mined from McElroy and other CONSOL Energy mines. The change in net cash used in investing activities was also due to a use of cash for investments in equity affiliates of $68 million in the 2002 period compared to $5 million in the 2001 period. This was primarily due to the $28 million in payments made to a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility and $17 million for the development of our 50% joint-venture in Glennies Creek Mine in Australia. Cash used in investing activities also changed due to cash generated by 50% of Pocahontas Gas Partnership and 25% of Cardinal States Gathering Company through August 22, 2001 when these entities were accounted for on the equity method. The remaining 50% of Pocahontas Gas Partnership and the remaining 25% of Cardinal States Gathering Company were purchased for approximately $155 million on this date and these entities became fully consolidated. (See footnote 2 of the Audited Statements for additional details of this transaction.)

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

The following is a summary of our significant contractual obligations at December 31, 2002 (in thousands):

	Payments due by Year
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term Notes Payable	$204,545	$—	$—	$—	$204,545
Long-term Debt	3,372	50,782	56,536	378,217	488,907
Capital Lease Obligations	5,603	3,076	—	—	8,679
Operating Lease Obligations	13,180	22,661	15,878	9,845	61,564

Total Contractual Obligations	$226,700	$76,519	$72,414	$388,062	$763,695

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

Effective January 1, 2003, CONSOL Energy will adopt SFAS No. 143, as required. The cumulative effect on net income of adopting SFAS No. 143 is expected to be minimal. CONSOL Energy is anticipating the effect to be a gain of approximately $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59 million, and total liabilities will increase approximately $51 million. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

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

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued and the disclosure requirements have been adopted by CONSOL Energy for the year ended December 31, 2002. CONSOL Energy is currently evaluating the alternative methods of transition to determine if the Company will change to the fair value based method of accounting for stock-based employee compensation.

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

Sensitivity analyses of the incremental effects on pre-tax income for the twelve months ended December 31, 2002 of a hypothetical 10 percent and 25 percent changes in natural gas prices, foreign exchange and interest rates for open derivative instruments as of December 31, 2002 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$5.5	$9.3
Foreign Currency (b)	$1.0	$2.5
Interest Rates (c)	$0.5	$1.3

(a)	CONSOL Energy remains at risk for possible changes in the market value of this derivative instrument; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2003 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a loss of $1.8 million (net of $1.2 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust their strategy to anticipated market conditions and risks accordingly.

(b)	CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. The U.S. dollar notional amount of all foreign currency contracts was $18 million as of December 31, 2002. The sensitivity analysis reflects a direct correlation between increases in foreign currency exchange rates relative to the U.S. dollar and a benefit to earnings. When foreign currency exchange rates increase relative to the U.S. dollar, pre-tax income increases. The fair value of these contracts resulted in $0.2 million of income in the 2002 period.

(c)	CONSOL Energy uses interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on CONSOL Energy Australia Pty Ltd’s, one of CONSOL Energy subsidiaries, outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt. The fair value of these contracts was a loss of $0.6 million (net of $0.3 million deferred tax). The use of these contracts are monitored by CONSOL Energy’s executive management and treasury group.

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

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks. CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. CONSOL Energy does not have a material exposure to currency exchange-rate risks other than for this foreign currency contract.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Pittsburgh, Pennsylvania

January 27, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

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

/s/ ERNST & YOUNG LLP

Pittsburgh, Pennsylvania

January 16, 2002, except for the

information included in

Note 28 related to the

periods December 31, 2001

and prior, as to which the

date is March 7, 2002

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Sales Outside	$2,002,541	$964,460	$2,113,914	$2,091,596
Sales—Related Parties (Note 3)	804	—	9,288	3,254
Freight Outside	133,852	70,314	157,037	164,512
Freight—Related Parties (Note 3)	564	—	3,903	1,422
Other Income (Note 4)	45,837	31,223	70,457	64,359

Total Revenue and Other Income	2,183,598	1,065,997	2,354,599	2,325,143
Costs of Goods Sold and Other Operating Charges	1,543,189	761,146	1,554,867	1,498,982
Freight Expense	134,416	70,314	160,940	165,934
Selling, General and Administrative Expenses	65,888	31,493	63,043	62,164
Depreciation, Depletion and Amortization	262,873	120,039	243,272	249,877
Interest Expense (Note 5)	46,213	16,564	57,598	55,289
Taxes Other Than Income (Note 6)	172,479	80,659	158,066	174,272
Export Sales Excise Tax Resolution (Note 7)	(1,037)	5,402	(123,522)	—
Restructuring Costs (Note 8)	—	—	—	12,078

Total Costs	2,224,021	1,085,617	2,114,264	2,218,596
Earnings (Loss) Before Income Taxes	(40,423)	(19,620)	240,335	106,547
Income Taxes (Benefits) (Note 9)	(52,099)	(20,679)	56,685	(493)

Net Income	$11,676	$1,059	$183,650	$107,040

Earnings per Share (Note 1):
Basic	$0.15	$0.01	$2.34	$1.35

Dilutive	$0.15	$0.01	$2.33	$1.35

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	78,728,560	78,699,732	78,613,580	79,499,576

Dilutive	78,834,023	78,920,046	78,817,935	79,501,326

Dividends per Share	$0.84	$0.56	$1.12	$1.12

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001	June 30, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$151,371	$171,923	$144,100
Accounts Payable—Related Parties (Note 3)	—	—	95
Short-Term Notes Payable (Note 12)	204,545	77,869	360,063
Current Portion of Long-Term Debt and Capital Lease Obligations (Notes 14 and 15)	8,615	72,771	72,533
Accrued Income Taxes	—	4,799	2,322
Other Accrued Liabilities (Note 13)	449,902	313,379	354,860

Total Current Liabilities	814,433	640,741	933,973
Long-Term Debt:
Long-Term Debt (Note 14)	485,535	464,187	220,394
Capital Lease Obligations (Note 15)	2,896	8,482	10,634

Total Long-Term Debt	488,431	472,669	231,028

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 16)	1,437,987	1,417,567	1,140,501
Pneumoconiosis Benefits (Note 17)	455,436	459,776	448,317
Mine Closing	332,920	333,738	272,220
Workers’ Compensation	261,250	269,075	260,609
Deferred Revenue	102,400	227,595	40,024
Salary Retirement	91,474	8,633	114
Reclamation	5,812	13,744	19,806
Other	140,970	183,635	196,732

Total Deferred Credits and Other Liabilities	2,828,249	2,913,763	2,378,323

Total Liabilities	4,131,113	4,027,173	3,543,324

Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 80,267,558 Issued; 78,749,001 Outstanding at December 31, 2002, 78,705,638 Outstanding at December 31, 2001, and 78,696,255 Outstanding at June 30, 2001	803	803	803
Capital in Excess of Par Value	643,787	643,627	643,486
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—	—
Retained Earnings (Deficit)	(372,017)	(317,566)	(274,553)
Other Comprehensive Loss (Note 20)	(93,370)	(37,659)	(337)
Common Stock in Treasury, at Cost—1,518,557 Shares at December 31, 2002, 1,561,920 Shares at December 31, 2001, 1,571,303 Shares at June 30, 2001	(17,156)	(17,646)	(17,752)

Total Stockholders’ Equity	162,047	271,559	351,647

Total Liabilities and Stockholders’ Equity	$4,293,160	$4,298,732	$3,894,971

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders’ Equity
Balance at June 30, 1999	$803	$642,947	$(388,063)	$(962)	$—	$254,725
Net Income	—	—	107,040	—	—	107,040
Unrealized Loss on Securities (Net of $250 tax)	—	—	—	(393)	—	(393)
Minimum Pension Liability (Net of $10 tax)	—	—	—	16	—	16
Realized Loss on Securities (Net of $649 tax)	—	—	—	1,017	—	1,017

Comprehensive Income	—	—	107,040	640	—	107,680
Dividends ($1.12 per Share)	—	—	(89,067)	—	—	(89,067)
Treasury Stock Purchase (1,712,600 Shares)	—	—	—	—	(19,396)	(19,396)
Treasury Stock Issued (22,316 Shares)	—	—	(62)	—	299	237

Balance at June 30, 2000	803	642,947	(370,152)	(322)	(19,097)	254,179
Net Income	—	—	183,650	—	—	183,650
Minimum Pension Liability (Net of $10 tax)	—	—	—	(15)	—	(15)

Comprehensive Income (Loss)	—	—	183,650	(15)	—	183,635
Treasury Stock Issued (118,981 Shares)	—	539	—	—	1,345	1,884
Dividends ($1.12 per Share)	—	—	(88,051)	—	—	(88,051)

Balance at June 30, 2001	803	643,486	(274,553)	(337)	(17,752)	351,647
Net Income	—	—	1,059	—	—	1,059
Minimum Pension Liability (Net of $23,761 tax)	—	—	—	(37,322)	—	(37,322)

Comprehensive Income (Loss)	—	—	1,059	(37,322)	—	(36,263)
Treasury Stock Issued (9,383 shares)	—	141	—	—	106	247
Dividends ($.56 per Share)	—	—	(44,072)	—	—	(44,072)

Balance at December 31, 2001	803	643,627	(317,566)	(37,659)	(17,646)	271,559
Net Income	—	—	11,676	—	—	11,676
Minimum Pension Liability (Net of $34,438 tax)	—	—	—	(54,092)	—	(54,092)
Treasury Rate Lock (Net of $476 tax)	—	—	—	746	—	746
Interest Rate Swap Contract (Net of $338 tax)	—	—	—	(531)	—	(531)
Gas Cash Flow Hedge (Net of $1,168 tax)	—	—	—	(1,834)	—	(1,834)

Comprehensive Income (Loss)	—	—	11,676	(55,711)	—	(44,035)
Treasury Stock Issued (42,729 shares)	—	160	—	—	490	650
Dividends ($.84 per share)	—	—	(66,127)	—	—	(66,127)

Balance at December 31, 2002	$803	$643,787	$(372,017)	$(93,370)	$(17,156)	$162,047

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Cash Flows from Operating Activities:
Net Income	$11,676	$1,059	$183,650	$107,040
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	262,873	120,039	243,272	249,877
Gain on Sale of Assets	(13,307)	(6,857)	(15,280)	(26,538)
Amortization of Advance Mining Royalties	9,946	5,589	17,192	16,444
Deferred Income Taxes	(45,557)	(20,943)	28,631	(23,172)
Equity in Earnings of Affiliates	9,818	(796)	(19,437)	(1,969)
Changes in Operating Assets:
Accounts and Notes Receivable	12,061	58,677	(91,489)	(25,825)
Inventories	(21,727)	(10,692)	61,807	50,142
Prepaid Expenses	13,878	(14,138)	(4,247)	5,747
Changes in Other Assets	8,540	63,475	(21,827)	50,725
Changes in Operating Liabilities:
Accounts Payable	(20,552)	5,188	787	(46,081)
Other Operating Liabilities	164,343	(135,801)	27,300	(533)
Changes in Other Liabilities	(61,690)	30,977	24,233	(66,266)
Other	(746)	(2,693)	1,247	5,437

	317,880	92,025	252,189	187,988

Net Cash Provided by Operating Activities	329,556	93,084	435,839	295,028

Cash Flows from Investing Activities:
Capital Expenditures	(295,235)	(162,862)	(213,999)	(142,598)
Additions to Advance Mining Royalties	(4,945)	(3,156)	(5,239)	(6,048)
Proceeds from Sale of Assets	28,213	5,601	12,875	14,897
Acquisitions—Net of Cash Acquired (Note 2)	—	162,738	(39,072)	(163,506)
Investment in Affiliates	(67,969)	(13,919)	12,114	(2,299)

Net Used in Investing Activities	(339,936)	(11,598)	(233,321)	(299,554)

Cash Flows from Financing Activities:
(Payments on) Proceeds from Commercial Paper, net	(119,993)	(36,564)	(102,455)	117,331
Payments on Long-Term Notes	(66,000)	—	—	—
Payments on Miscellaneous Borrowings	(4,285)	(1,915)	(5,227)	(19,732)
Proceeds from Long-Term Notes	261,803	—	—	—
Proceeds from Treasury Rate Lock	1,332	—	—	—
Payments for Bond Issuance Costs	(1,065)	—	—	—
Dividends Paid	(66,086)	(44,050)	(88,014)	(89,055)
Issuance of Company Shares	609	—	1,622	(19,396)

Net Cash Provided by (Used in) Financing Activities	6,315	(82,529)	(194,074)	(10,852)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,065)	(1,043)	8,444	(15,378)
Cash and Cash Equivalents at Beginning of Period	15,582	16,625	8,181	23,559

Cash and Cash Equivalent at End of Period	$11,517	$15,582	$16,625	$8,181

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

The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead and other related costs. The cost of merchandise for resale is determined by the last-in, first-out (LIFO) method and includes industrial maintenance, repair and operating supplies for sale to third parties. The cost of supplies inventory is determined by the average cost method and includes operating and maintenance supplies to be used in our mining operations.

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

Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. The costs of producing properties are amortized using the units-of-production method over estimated proved recoverable gas reserves. Units-of-production amortization rates are revised whenever there is an indication of the need for revision, but at least once a year; those revisions are accounted for prospectively as changes in accounting estimates.

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

Advance Mining Royalties:

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are deferred and charged against income as the coal and gas reserves are extracted using the units-of-production method.

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

Postretirement Benefits Other Than Pensions:

Postretirement benefits other than pensions, except for those established pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the “Health Benefit Act”), are accounted for in accordance with Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires employers to accrue the cost of such retirement benefits for the employees’ active service periods. Postretirement benefit obligations established by the Health Benefit Act are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. This treatment is in accordance with Emerging Issues Task Force (“EITF”) No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Revenue Recognition:

Sales are recognized when title passes to the customers. For domestic coal sales, this generally occurs when coal is loaded at mine or offsite storage locations. For export coal sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. For gas sales, this occurs at the contractual point of delivery. For industrial supplies and equipment sales, this generally occurs when the products are shipped. For terminal, river and dock, land, research and development, and coal waste disposal services, revenue is recognized generally as the service is provided to the customer.

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

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Net income, as reported	$11,676	$1,059	$183,650	$107,040
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(2,231)	(1,494)	(1,158)	(103)

Pro forma net income	$9,445	$(435)	$182,492	$106,937

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Earnings per share:
Basic—as reported	$0.15	$0.01	$2.34	$1.35

Basic—pro forma	$0.12	$(0.01)	$2.32	$1.35

Diluted—as reported	$0.15	$0.01	$2.33	$1.35

Diluted—pro forma	$0.12	$(0.01)	$2.32	$1.35

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown. See Note 19—Stock Based Compensation.

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,095,693 shares, 1,101,693 shares, 362,400 shares and 800,000 shares of common stock were outstanding at December 31, 2002, December 31, 2001, June 30, 2001 and June 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

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

Effective January 1, 2003, CONSOL Energy will adopt SFAS No. 143, as required. CONSOL Energy is anticipating the effect to be a gain of approximately $5,000, net of a tax cost of approximately $3,000. At the time of adoption, total assets, net of accumulated depreciation, will increase approximately $59,000, and total liabilities will increase approximately $51,000. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rate.

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

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was issued and the disclosure requirements have been adopted by CONSOL Energy for the year ended December 31, 2002. CONSOL Energy is currently evaluating the alternative methods of transition to determine if the company will change to the fair value based method of accounting for stock-based employee compensation.

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

As part of this acquisition, the liabilities were assumed by CONSOL Energy. American Electric Power also paid CONSOL Energy $336,000 in cash. Subsequent to the acquisition, the cash was used by CONSOL Energy to pay down a portion of its short-term debt. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

have been included in CONSOL Energy’s operating results since the date of acquisition. Pro forma revenues, assuming the acquisition of these companies had occurred on July 1, 2000, would be $2,837,478 for the twelve months ended June 30, 2001. Pro forma net income would be $196,307 or $2.50 earnings per share—basic and $2.49 earnings per share—dilutive for the twelve months ended June 30, 2001. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of July 1, 2000 nor are they necessarily indicative of future consolidated results.

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
Current
U.S. Federal	$(16,428)	$(4,304)	$19,527	$18,815
U.S. State	9,392	692	7,368	2,466
Non-U.S.	494	3,876	1,159	1,398

	(6,542)	264	28,054	22,679
Deferred
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

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Twelve Months Ended December 31, 2002		For the Six Months Ended December 31, 2001		For the Twelve Months Ended June 30,
					2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(14,148)	35.0%	$(6,867)	35.0%	$84,117	35.0%	$37,291	35.0%
Excess tax depletion	(30,606)	75.7	(14,071)	71.7	(29,177)	(12.1)	(26,826)	(25.2)
Tax settlements	(1,653)	4.1	—	—	—	—	(7,861)	(7.4)
Nonconventional fuel tax credit	—	—	(3,886)	19.8	(6,138)	(2.6)	(1,526)	(1.4)
Net effect of state tax	(1,034)	2.6	(501)	2.6	9,704	4.0	1,320	1.2
Net effect of foreign tax	(3,733)	9.2	4,887	(24.9)	768	0.3	(842)	(0.8)
Other	(925)	2.3	(241)	1.2	(2,589)	(1.0)	(2,049)	(1.9)

Income Tax (Benefit) Expense/Effective Rate	$(52,099)	128.9%	$(20,679)	105.4%	$56,685	23.6%	$(493)	(0.5%)

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

Note 13—Other Accrued Liabilities:

	December 31, 2002	December 31, 2001	June 30, 2001
Accrued payroll and benefits	$43,997	$50,672	$51,030
Accrued other taxes	28,195	19,387	27,872
Subsidence	24,921	26,277	21,634
Accrued royalties	15,531	16,105	13,154
Accrued interest	8,692	2,791	2,754
Employee incentive compensation	2,703	—	18,595
Other	46,817	40,723	37,565
Current portion of long-term liabilities:
Postretirement benefits other than pensions	107,400	—	74,567
Workers’ compensation	56,004	53,128	45,150
Mine closing	32,712	31,536	17,671
Salary retirement	30,000	28,337	20,500
Deferred revenue	26,296	25,163	16,967
Reclamation	19,343	17,360	5,348
Pneumoconiosis benefits	6,748	—	—
Other	543	1,900	2,053

Total Other Accrued Liabilities	$449,902	$313,379	$354,860

Note 14—Long-Term Debt:

	December 31, 2002	December 31, 2001	June 30, 2001
Unsecured Debt:
Notes due 2002 at average of 8.28%	$—	$66,000	$66,000
Notes due 2004 at 8.21%	45,000	45,000	45,000
Notes due 2007 at 8.25% (par value of $45,000 less unamortized discount of $129)	44,871	44,848	44,836

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31, 2002	December 31, 2001	June 30, 2001
Notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $1,893)	248,107	—	—
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865	102,865
Australian Finance Project Facility due 2006 through 2009 at LIBOR plus a spread of 1.75%	15,493	—	—
Advance royalty commitments	32,338	28,064	30,104
Other long-term notes maturing at various dates through 2031	233	391	383
Amount reclassified from short-term notes payable (Note 12)	—	245,814	—

	488,907	532,982	289,188
Less amounts due in one year	3,372	68,795	68,794

Total Long-Term Debt	$485,535	$464,187	$220,394

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

$488,907

Note 15—Leases:

CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at December 31, 2002, are as follows:

	Capital Leases	Operating Leases
2003	$5,603	$13,180
2004	2,006	12,199
2005	1,070	10,462
2006	—	8,645
2007	—	7,233
Remainder	—	9,845

Total minimum lease payments	$8,679	$61,564

Less imputed interest (7.05%-7.50%)	540

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Capital Leases	Operating Leases
Present value of minimum lease payment	8,139
Less amount due in one year	5,243

Total Long-Term Capital Lease Obligation	$2,896

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

The reconciliation of changes in benefit obligation, plan assets and funded status of these plans at December 31, 2002, December 31, 2001 and June 30, 2001, based on measurement dates of September 30, 2002, September 30, 2001 and March 31, 2001, is as follows:

	Pension Benefits			Other Benefits
	December 31, 2002	December 31, 2001	June 30, 2001	December 31, 2002	December 31, 2001	June 30, 2001
Reconciliation of Benefit Obligation:
Benefit obligation at beginning of period	$344,066	$330,928	$265,145	$1,855,413	$1,557,854	$1,219,549
Service cost	15,278	6,932	12,708	11,506	5,828	6,419
Interest cost	24,134	11,581	19,762	130,844	60,790	91,235
Actuarial (gain) loss	82,201	6,175	56,135	207,366	111,859	325,285
Acquisitions	—	—	—	—	170,661	—
Benefits paid	(28,869)	(11,550)	(22,822)	(110,787)	(51,579)	(84,634)

Benefit obligation at end of period	$436,810	$344,066	$330,928	$2,094,342	$1,855,413	$1,557,854

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$244,537	$242,162	$272,463	$112,533	$129,646	$153,928
Actual return (loss) on plan assets	(20,670)	(13,050)	(8,690)	(19,550)	3,335	1,280
Company contributions	26,115	26,975	1,211	22,778	35,759	59,072
Benefits and other payments	(28,869)	(11,550)	(22,822)	(110,787)	(56,207)	(84,634)

Fair value of plan assets at end of period	$221,113	$244,537	$242,162	$4,974	$112,533	$129,646

Funded Status:
Status of plan underfunded	$(215,697)	$(99,529)	$(88,766)	$(2,089,368)	$(1,742,880)	$(1,428,208)
Unrecognized prior service cost (credit)	746	1,021	1,197	(3,054)	(5,536)	(8,619)
Unrecognized net actuarial loss (gain)	244,516	124,284	95,183	547,035	330,849	221,759
Contributions made after measurement date	33	33	26,625	—	—	—

Prepaid (accrued) benefit cost	$29,598	$25,809	$34,239	$(1,545,387)	$(1,417,567)	$(1,215,068)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Pension Benefits			Other Benefits
	December 31, 2002	December 31, 2001	June 30, 2001	December 31, 2002	December 31, 2001	June 30, 2001
Amounts Recognized in Balance Sheets consist of:
Prepaid benefit cost	$160	$125	$33,801	$—	$—	$—
Accrued benefit liability	(121,473)	(36,971)	(114)	(1,545,387)	(1,417,567)	(1,215,068)
Accumulated other comprehensive loss	150,165	61,634	552	—	—	—
Intangible asset	746	1,021	—	—	—	—

Net amount recognized	$29,598	$25,809	$34,239	$(1,545,387)	$(1,417,567)	$(1,215,068)

Weighted average assumptions:
Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected return on plan assets	8.00%	9.00%	9.00%	8.00%	9.00%	9.00%
Rate of compensation increase	4.22%	4.32%	4.33%	—	—	—

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

The reconciliation of changes in benefit obligation, plan assets and funded status of the CWP plan at December 31, 2002, December 31, 2001 and June 30, 2001 is as follows:

	December 31, 2002	December 31, 2001	June 30, 2001
Reconciliation of Benefit Obligation:
Benefit obligation at beginning of period	$222,670	$195,791	$180,832
Service cost	4,059	1,982	3,295
Interest cost	15,567	7,179	13,492
Actuarial (gain) loss	(20,561)	12,947	6,573
Acquisition	—	9,794	—
Benefits paid	(12,421)	(5,023)	(8,401)

Benefit obligation at end of period	$209,314	$222,670	$195,791

Reconciliation of Fair Value of Plan Assets:
Fair value of plan assets at beginning of period	$39,874	$37,963	$60,161
Actual gain (loss) return on plan assets	(4,806)	12,869	9,865
Acquisition	—	31,000	—
Benefit and other payments	(16,448)	(40,958)	(30,063)
Legal and administrative costs	(2,000)	(1,000)	(2,000)

Fair value of plan assets at end of period	$16,620	$39,874	$37,963

Funded Status:
Status of plan underfunded	$(192,694)	$(182,796)	$(157,828)
Unrecognized prior service credit	(7,129)	(7,857)	(8,221)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31, 2002	December 31, 2001	June 30, 2001
Unrecognized net actuarial gain	(262,361)	(269,123)	(282,268)

Accrued benefit cost	$(462,184)	$(459,776)	$(448,317)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Components of Net Period Credit:
Service cost	$4,059	$1,982	$3,295	$4,763
Interest cost	15,567	7,179	13,492	13,760
Legal and administrative costs	2,000	1,000	2,000	2,001
Expected return on plan assets	(2,873)	(2,764)	(4,808)	(4,066)
Amortization of prior service cost	(728)	(364)	(728)	(728)
Recognized net actuarial gain	(19,644)	(10,302)	(21,650)	(27,061)

Net Periodic Credit	$(1,619)	$(3,269)	$(8,399)	$(11,331)

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

The fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123. The weighted average assumptions used were:

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31,	December 31,	June 30,
	2002	2001	2001	2000
Expected dividend yield	4.4%	4.6%	4.5%	7.0%
Expected volatility	56.2%	59.4%	57.7%	38.0%
Risk-free interest rate	2.87%	4.5%	4.7%	6.0%
Expected life	3.98 years	3.98 years	2.95 years	3.98 years

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price of Exercisable Options
Balance at June 30, 1999	784,000	$16.00
Granted	80,000	12.41

Balance at June 30, 2000	864,000	$15.67	196,000	$16.00
Granted	1,039,096	22.77
Exercised	(105,550)	15.37
Forfeited	(192,750)	16.31

Balance at June 30, 2001	1,604,796	$20.21	269,639	$15.97
Granted	754,693	26.51
Forfeited	(15,400)	30.18

Balance at December 31, 2001	2,344,089	$22.17	460,871	$16.75
Granted	785,587	13.56
Exercised	(24,631)	15.53
Forfeited	(6,000)	30.18

Balance at December 31, 2002	3,099,045	$20.02	1,285,611	$21.88

All stock options granted in 1999 through 2001 had exercise prices equal to the market price of CONSOL Energy’s common stock on the date of the grant. The weighted average per share fair value of options as of the grant date was $5.23 at December 31, 2002, $9.74 at December 31, 2001, $7.17 at June 30, 2001, and $2.56 at June 30, 2000.

Characteristics of outstanding stock options at December 31, 2002 are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 10.88 - $13.61	825,087	9.6	$13.46	30,625	$11.47
16.00 - 18.81	1,178,265	7.1	17.53	726,901	17.25
25.69 - 30.79	1,095,693	8.6	27.65	528,085	28.86

10.88 - 30.79	3,099,045	8.3	$20.02	1,285,611	$21.88

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

Note 20—Other Comprehensive Loss:

Components of other comprehensive loss consist of the following:

	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Accumulated Other Compre- hensive Loss
Balance at June 30, 2000	$—	$(322)	$(322)
Current period change	—	(15)	(15)

Balance at June 30, 2001	—	(337)	(337)
Current period change	—	(37,322)	(37,322)

Balance at December 31, 2001	—	(37,659)	(37,659)
Current period change	(1,619)	(54,092)	(55,711)

Balance at December 31, 2002	$(1,619)	$(91,751)	$(93,370)

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

Cash Flow Hedges:

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

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 21,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy or its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all potentially responsible parties is estimated to be approximately $15,000 at December 31, 2002. CONSOL Energy’s portion of this claim is approximately 20%. CONSOL Energy has a liability for the remaining remediation costs of approximately $2,883 at December 31, 2002. To date, CONSOL Energy has paid $2,092 for remediation of this waste disposal site and related expenses.

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$427,600
Reclamation Surety Bonds (b)	Various	$266,100
Gas Sales Agreements (c)	Various	$70,800
Ohio Power Company (d)	6/1993 - 6/2006	$40,339
Miscellaneous Surety Bonds (e)	Various	$28,700
Ohio Valley Electric Corporation (f)	1/2000 - 12/2006	$24,565
1992 Benefit Plan (g)	10/2002 - 10/2003	$22,389
Orix Financial Services (h)	12/2002 - 12/2007	$17,700
U.S. Bancorp (i)	7/2002 - 7/2007	$15,300
Court Bonds (j)	Various	$12,600
Illinois Industrial Commission (k)	10/2002 - 10/2003	$9,050
U.S. Department of Energy (l)		$4,900
ISDA Agreements (m)	Various	$3,000
Old Republic Insurance (n)	11/2002 - 11/2003	$2,759
GE Capital Finance (o)		$2,500
Centimark Corp. (p)	8/2000 - 8/2008	$1,600
U.S. Department of Labor (q)	12/2002 - 12/2003	$1,150

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

LABAR Co. (r)	4/1999 - 4/2005	$300

Total Guarantees		$951,352

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have issued surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called should CONSOL Energy or any of its subsidiaries fail to pay workers’ compensation claims.

b)	A number of CONSOL Energy subsidiaries have issued surety bonds related to reclamation and subsidence obligations. CONSOL Energy through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.

c)	Certain subsidiaries of CONSOL Energy have entered into gas sale agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1)	CONSOL Energy has an agreement with CONOCO Inc. which guarantees the physical delivery of Pocahontas Gas Partnership, a subsidiary of CONSOL Energy, production through December 31, 2004. The estimated maximum potential amount of undiscounted future payments is $16,900.

2)	CONSOL Energy has an agreement with American Electric Power which guarantees the physical sales of Buchanan Production Company, a subsidiary of CONSOL Energy, production through December 31, 2003. This agreement has a maximum potential amount of future payments totaling $9,900.

3)	CONSOL Energy has an agreement with Dominion which guarantees the physical sale of Buchanan Production Company, a subsidiary of CONSOL Energy, through December 31, 2005. This guarantee has a maximum payment of $5,000.

4)	CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of the following subsidiaries, specific to these gas sales agreements. The maximum potential future payments are as follows: (a) Buchanan Production Company—$33,000, (b) Greene Energy—$3,000, and (c) CNX Gas—$3,000.

5)	The Buchanan Gas/Buchanan General Sales Agreement guarantees the delivery of specific quantities of gas through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract they are obligated to pay a deficiency charge equal to the undelivered volumes times the daily price of gas.

d)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between Ohio Power Company and one of its subsidiaries. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries, arising from the Coal Supply Agreement.

e)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy, through the issuance of these bonds, guarantees the performance of these obligations of its subsidiaries.

f)	CONSOL Energy is the guarantor of the Coal Supply Agreement between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

g)	On October 15, 2002, a subsidiary of CONSOL Energy, issued a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

h)	A CONSOL Energy subsidiary entered into an equipment lease agreement on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.

i)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement, whereby CONSOL Energy promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.

j)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude.

k)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, issued a letter of credit to Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, Illinois Industrial Commission will draw on this letter of credit.

l)	CONSOL Energy, along with SynAggs Inc., organized Universal Aggregates, LLC on January 1, 2000. Universal Aggregates is obligated to complete the design, construction and operation phases of the Birchwood Power Plan Project, and CONSOL Energy is obligated to provide their 50% share of the funds for this project. CONSOL Energy, acting as guarantor, guarantees the performance of the obligations of Universal Aggregates, with respect to this agreement, to the Department of Energy, to the extent of its 50% membership interest in Universal Aggregates.

m)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of Buchanan Production Company.

n)	A subsidiary of CONSOL Energy, issued a letter of credit to Old Republic Insurance Company on November 12, 2002. This letter of credit is related to workers’ compensation liabilities, and is due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims.

o)	Universal Aggregates received financing from GE Capital Public Finance, Inc. for the purchase of equipment for the Birchwood Power Project, through an agreement dated December 1, 2002. CONSOL Energy is a guarantor of that agreement, by which it unconditionally guarantees to GE Capital the full and prompt payment when due of all debts, liabilities and obligations owed by Universal Aggregates with respect to this loan agreement, not to exceed $2,500.

p)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.

q)	On December 17, 2002, three subsidiaries of CONSOL Energy, issued a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harborworkers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims.

r)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space, whereas ASCI leases the warehouse from LABAR Co. In conjunction with this agreement, CONSOL Energy is a guarantor to LABAR Co., and guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 27—Segment Information:

CONSOL Energy has two reportable business segments: Coal and Gas. CONSOL Energy’s All Other classification is made up of our terminal services, river and dock services, industrial supply services and other business activities, such as rentals of buildings and flight operations that do not qualify as operating segments. In the twelve months ended December 31, 2002, CONSOL Energy implemented a new internal segment reporting method in order to align segment results to management’s assessment of profitability. As a result, the measure of segment profit or loss has changed from Pre-tax Operating Income (Loss) to Earnings (Loss) Before Income Taxes. Also, some corporate charges that were previously reflected in the All Other segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to total Earnings (Loss) Before Income Tax. CONSOL Energy has also changed its disclosure from reporting additions to property, plant and equipment to reporting capital expenditures for property, plant and equipment as shown on the cash flow statement. Previously, additions to property, plant and equipment included certain non-cash increases.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Total segment sales and freight from external customers	$2,137,761	$1,034,774	$2,284,142	$2,260,784
Other income not allocated to segments (Note 4)	45,837	31,223	70,457	64,359

Total Consolidated Revenue and Other Income	$2,183,598	$1,065,997	$2,354,599	$2,325,143

Earnings (Loss) Before Income Taxes:
Segment Earnings (Loss) Before Income Taxes for total reportable business segments	$28,581	$1,769	$286,493	$167,868
Segment Earnings (Loss) Before Income Taxes for all other businesses	(22,595)	(401)	(1,405)	784
Incentive Compensation	173	(1,052)	(18,356)	(6,291)
Interest income (expense), net and other non-operating activity	(46,582)	(19,936)	(26,397)	(55,814)

Earnings (Loss) Before Income Taxes	$(40,423)	$(19,620)	$240,335	$106,547

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31, 2002	December 31, 2001	June 30, 2001	June 30, 2000
Total Assets:
Segment assets for total reportable business segments	$3,498,232	$3,521,214	$3,331,289	$3,290,619
Segment assets for all other businesses	223,310	163,372	158,694	175,056
Items excluded from segment assets:
Cash and other investments	11,800	15,967	17,104	8,181
Export sales excise tax resolution interest receivable	21,649	21,419	32,351	—
Deferred tax assets	512,954	575,614	355,533	384,642
Recoverable (Accrued) income taxes	21,935	—	—	7,813
Intangible asset—overfunded pension plan	906	1,146	—	—
Bond issuance costs	2,374	—	—	—

Total Consolidated Assets	$4,293,160	$4,298,732	$3,894,971	$3,866,311

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
United States	$1,785,417	$859,492	$1,881,045	$1,848,308
Europe	181,748	82,538	216,258	193,581
Asia	39,495	14,886	26,311	72,878
Canada	90,022	33,922	86,828	59,054
South America	34,612	36,050	52,366	45,416
Middle East	—	—	—	21,096
Africa	6,467	7,886	21,334	20,451

Total Revenues and Freight from External Customers (P)	$2,137,761	$1,034,774	$2,284,142	$2,260,784

(P)	CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31, 2002	December 31, 2001	June 30, 2001	June 30, 2000
United States	$2,856,391	$2,868,050	$2,483,369	$2,525,937
Canada	47,524	47,145	47,801	48,397
Belgium	109	115	122	110

Total Property, Plant and Equipment	$2,904,024	$2,915,310	$2,531,292	$2,574,444

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

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,709,144	$293,397	$—	$2,002,541
Sales—Related Parties	—	804	—	—	804
Freight—Outside	—	106,923	26,929	—	133,852
Freight—Related Parties	—	564	1,265	(1,265)	564
Other Income	34,534	45,107	(2,592)	(31,212)	45,837

Total Revenue	34,534	1,862,542	318,999	(32,477)	2,183,598
Cost of Goods Sold and Other Operating Charges	12,690	1,432,494	256,932	(158,927)	1,543,189
Related Party Activity	(6,126)	(95,965)	(73,543)	175,634	—
Freight Expense	—	107,487	28,194	(1,265)	134,416
Selling, General and Administrative Expense	—	54,145	11,743	—	65,888
Depreciation, Depletion and Amortization	2,362	223,632	38,733	(1,854)	262,873
Interest Expense	22,907	20,390	2,916	—	46,213
Taxes Other Than Income	3,635	146,540	22,304	—	172,479
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	35,468	1,887,686	287,279	13,588	2,224,021

Earnings (Loss) Before Income Taxes	(934)	(25,144)	31,720	(46,065)	(40,423)
Income Taxes (Benefit)	(12,610)	(43,224)	3,735	—	(52,099)

Net Income (Loss)	$11,676	$18,080	$27,985	$(46,065)	$11,676

Balance Sheet for December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$2,651	$316	$8,550	$—	$11,517
Accounts and notes receivable:
Trade	—	169,943	35,948	—	205,891
Other	6,481	102,847	17,898	—	127,226
Inventories	258	122,771	12,592	—	135,621
Recoverable Income Taxes	21,935	—	—	—	21,935
Deferred Income Taxes	92,236	—	—	—	92,236
Prepaid Expenses	4,770	19,255	4,386	—	28,411

Total Current Assets	128,331	415,132	79,374	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	4,600,222	1,009,813	—	5,697,724
Less—Accumulated Depreciation, Depletion and Amortization	41,620	2,678,503	73,577	—	2,793,700

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Property, Plant and Equipment—Net	46,069	1,921,719	936,236	—	2,904,024

Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Advanced Mining Royalties	—	51,477	39,084	—	90,561
Investment in Affiliates	1,367,605	1,107,658	66,411	(2,406,312)	135,362
Other	2,509	82,788	34,361	—	119,658

Total Other Assets	1,790,832	1,241,923	139,856	(2,406,312)	766,299

Total Assets	$1,965,232	$3,578,774	$1,155,466	$(2,406,312)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$2,846	$38,405	$—	$151,371
Accounts Payable (Receivable)—Related Parties	1,023,380	(740,489)	(282,891)	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt and Capital Lease Obligations	100	7,802	713	—	8,615
Other Accrued Liabilities	62,606	322,814	64,482	—	449,902

Total Current Liabilities	1,399,345	(407,027)	(177,885)	—	814,433

Long-Term Debt:
Long-Term Debt	248,107	215,266	22,162	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	218,162	22,162	—	488,431

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis	—	455,436	—	—	455,436
Mine Closing	—	202,538	130,382	—	332,920
Workers’ Compensation	1,827	234,428	24,995	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	55,910	21,819	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,476,636	195,880	—	2,828,249
Stockholders’ Equity	162,047	1,291,003	1,115,309	(2,406,312)	162,047

Total Liabilities and Stockholders’ Equity	$1,965,232	$3,578,774	$1,155,466	$(2,406,312)	$4,293,160

Condensed Statement of Cash Flows

For the Twelve Months Ended December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(20,149)	$258,770	$90,935	$—	$329,556

Cash Flows from Investing Activities:
Capital Expenditures	$(13,797)	$(210,939)	$(70,499)	$—	$(295,235)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Investment in Equity Affiliates	(28,141)	(125)	(39,703)	—	(67,969)
Other Investing Activities	8	24,183	(923)	—	23,268

Net Cash Used in Investing Activities	$(41,930)	$(186,881)	$(111,125)	$—	$(339,936)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(119,993)	$—	$—	$—	$(119,993)
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Proceeds from Long-Term Notes	246,310	—	15,493	—	261,803
Dividends Paid	(66,086)	—	—	—	(66,086)
Other Financing Activities	776	(5,731)	1,546	—	(3,409)

Net Cash Provided by (Used in) Financing Activities	$61,007	$(71,731)	$17,039	$—	$6,315

Income Statement

for the Six Months Ended December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$646,897	$317,563	$—	$964,460
Freight—Outside	—	42,017	28,297	—	70,314
Other Income (including equity earnings)	4,820	76,938	(26,340)	(24,195)	31,223

Total Revenue	4,820	765,852	319,520	(24,195)	1,065,997
Cost of Goods Sold and Other Operating Charges	7,326	635,242	184,884	(66,306)	761,146
Related Party Activity	(7,827)	(54,209)	(2,073)	64,109	—
Freight Expense	—	42,018	28,296	—	70,314
Selling, General and Administrative Expense	—	22,384	9,109	—	31,493
Depreciation, Depletion and Amortization	1,129	90,458	28,452	—	120,039
Interest Expense	3,358	11,808	1,398	—	16,564
Taxes Other Than Income	1,820	58,782	20,057	—	80,659
Export Sales Excise Tax Resolution	—	5,083	319	—	5,402

Total Costs	5,806	811,566	270,442	(2,197)	1,085,617

Earnings (Loss) Before Income Taxes	(986)	(45,714)	49,078	(21,998)	(19,620)
Income Taxes (Benefit)	(2,045)	(30,919)	12,285	—	(20,679)

Net Income (Loss)	$1,059	$(14,795)	$36,793	$(21,998)	$1,059

Balance Sheet for December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$3,723	$158	$11,701	$—	$15,582
Accounts and Notes Receivable:
Trade	—	204,520	59,331	(43,409)	220,442
Other	1,566	108,791	12,979	—	123,336
Inventories	240	83,668	29,986	—	113,894

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Deferred Income Taxes	54,708	—	—	—	54,708
Prepaid Expenses	3,142	30,667	8,465	—	42,274

Total Current Assets	63,379	427,804	122,462	(43,409)	570,236

Property, Plant and Equipment:
Property, Plant and Equipment	51,581	4,055,229	1,307,150	—	5,413,960
Less—Accumulated Depreciation, Depletion and Amortization	20,737	2,074,162	403,751	—	2,498,650

Property, Plant and Equipment—Net	30,844	1,981,067	903,399	—	2,915,310

Other Assets:
Deferred Income Taxes	520,906	—	—	—	520,906
Advanced Mining Royalties	9	52,966	39,669	—	92,644
Investment in Affiliates	1,113,982	951,651	51,236	(2,038,941)	77,928
Other	1,649	74,451	45,608	—	121,708

Total Other Assets	1,636,546	1,079,068	136,513	(2,038,941)	813,186

Total Assets	$1,730,769	$3,487,939	$1,162,374	$(2,082,350)	$4,298,732

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$117,281	$5,957	$92,094	$(43,409)	$171,923
Accounts Payable (Receivable)—Related Parties	811,479	(374,435)	(517,919)	80,875	—
Short-Term Notes Payable	77,869	—	—	—	77,869
Current Portion of Long-Term Debt and Capital Lease Obligations	100	72,036	635	—	72,771
Accrued Income Taxes	4,799	—	—	—	4,799
Other Accrued Liabilities	31,753	208,826	72,800	—	313,379

Total Current Liabilities	1,043,281	(87,616)	(352,390)	37,466	640,741

Long-Term Debt:
Long-Term Debt	245,892	211,688	6,607	—	464,187
Capital Lease Obligations	—	8,482	—	—	8,482

Total Long-Term Debt	245,892	220,170	6,607	—	472,669

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,417,567	—	—	1,417,567
Pneumoconiosis	—	459,776	—	—	459,776
Mine Closing	—	198,700	135,038	—	333,738
Workers’ Compensation	1,738	234,814	32,523	—	269,075
Deferred Revenue	—	195,370	32,225	—	227,595
Salary Retirement	8,633	—	—	—	8,633
Reclamation	—	7,715	6,029	—	13,744
Other	159,666	21,649	2,320	—	183,635

Total Deferred Credits and Other Liabilities	170,037	2,535,591	208,135	—	2,913,763

Stockholders’ Equity	271,559	819,794	1,300,022	(2,119,816)	271,559

Total Liabilities and Stockholders’ Equity	$1,730,769	$3,487,939	$1,162,374	$(2,082,350)	$4,298,732

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Condensed Statement of Cash Flows

For the Six Months Ended December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$105,258	$112,440	$(124,614)	$—	$93,084

Cash Flows from Investing Activities:
Capital Expenditures	$(3,637)	$(112,777)	$(46,448)	$—	$(162,862)
Acquisitions—Net of Cash Acquired	(20,694)	—	183,432	—	162,738
Investment in Equity Affiliates	(1,598)	(275)	(12,046)	—	(13,919)
Other Investing Activities	15	2,538	(108)	—	2,445

Net Cash (Used in) Provided by Investing Activities	$(25,914)	$(110,514)	$124,830	$—	$(11,598)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(36,564)	$—	$—	$—	$(36,564)
Dividends Paid	(44,050)	—	—	—	(44,050)
Other Financing Activities	—	(1,915)	—	—	(1,915)

Net Cash Used in Financing Activities	$(80,614)	$(1,915)	$—	$—	$(82,529)

Income Statement

for the Twelve Months Ended June 30, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,575,195	$538,719	$—	$2,113,914
Sales—Related parties	—	4,029	5,259	—	9,288
Freight—Outside	—	98,552	58,485	—	157,037
Freight—Related parties	—	3,903	647	(647)	3,903
Other Income (including equity earnings)	197,473	192,216	(90,397)	(228,835)	70,457

Total Revenue	197,473	1,873,895	512,713	(229,482)	2,354,599

Cost of Goods Sold and Other Operating Charges	31,927	1,403,980	247,372	(128,412)	1,554,867
Related Party Activity	(33,862)	(112,934)	17,163	129,633	—
Freight Expense	—	102,455	59,132	(647)	160,940
Selling, General and Administrative Expense	—	43,379	19,664	—	63,043
Depreciation, Depletion and Amortization	2,010	193,868	49,251	(1,857)	243,272
Interest Expense	17,111	36,340	4,147	—	57,598
Taxes Other Than Income	4,204	156,369	(2,507)	—	158,066
Export Sales Excise Tax Resolution	—	(115,886)	(7,636)	—	(123,522)

Total Costs	21,390	1,707,571	386,586	(1,283)	2,114,264

Earnings (Loss) Before Income Taxes	176,083	166,324	126,127	(228,199)	240,335
Income Taxes (Benefit)	(7,567)	34,486	29,766	—	56,685

Net Income (Loss)	$183,650	$131,838	$96,361	$(228,199)	$183,650

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Balance Sheet for June 30, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$4,993	$147	$11,485	$—	$16,625
Accounts and Notes Receivable:
Trade	—	190,151	58,834	(27,428)	221,557
Related parties	(11)	4	7	—	—
Other	967	124,460	32,988	—	158,415
Inventories	240	81,385	13,421	—	95,046
Deferred Income Taxes	46,340	—	—	—	46,340
Prepaid Expenses	2,127	23,060	2,685	—	27,872

Total Current Assets	54,656	419,207	119,420	(27,428)	565,855

Property, Plant and Equipment:
Property, Plant and Equipment	39,195	3,942,384	962,382	—	4,943,961
Less—Accumulated Depreciation, Depletion and Amortization	20,636	1,981,411	410,622	—	2,412,669

Property, Plant and Equipment—Net	18,559	1,960,973	551,760	—	2,531,292

Other Assets:
Deferred Income Taxes	309,193	—	—	—	309,193
Advanced Mining Royalties	6	56,922	40,489	—	97,417
Investment in Affiliates	1,076,146	699,994	101,492	(1,653,965)	223,667
Other	54,929	77,350	35,268	—	167,547

Total Other Assets	1,440,274	834,266	177,249	(1,653,965)	797,824

Total Assets	$1,513,489	$3,214,446	$848,429	$(1,681,393)	$3,894,971

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$104,839	$17,571	$49,118	$(27,428)	$144,100
Accounts Payable (Receivable)—Related Parties	554,795	(274,834)	(373,952)	94,086	95
Short-Term Notes Payable	360,063	—	—	—	360,063
Current Portion of Long-Term Debt and Capital Lease Obligations	100	71,798	635	—	72,533
Accrued Income Taxes	2,322	—	—	—	2,322
Other Accrued Liabilities	63,028	254,041	37,791	—	354,860

Total Current Liabilities	1,085,147	68,576	(286,408)	66,658	933,973

Long-Term Debt:
Long-Term Debt	69	213,224	7,101	—	220,394
Capital Lease Obligations	—	10,634	—	—	10,634

Total Long-Term Debt	69	223,858	7,101	—	231,028

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,140,501	—	—	1,140,501
Pneumoconiosis	—	446,790	1,527	—	448,317
Mine Closing	—	176,516	95,704	—	272,220
Workers’ Compensation	2,052	213,495	45,062	—	260,609

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Deferred Revenue	—	—	40,024	—	40,024
Salary Retirement	114	—	—	—	114
Reclamation	—	15,748	4,058	—	19,806
Other	74,460	116,049	6,223	—	196,732

Total Deferred Credits and Other Liabilities	76,626	2,109,099	192,598	—	2,378,323

Stockholders’ Equity	351,647	812,913	935,138	(1,748,051)	351,647

Total Liabilities and Stockholders’ Equity	$1,513,489	$3,214,446	$848,429	$(1,681,393)	$3,894,971

Condensed Statement of Cash Flows

For the Twelve Months Ended June 30, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(269,967)	$611,839	$93,967	$—	$435,839

Cash Flows from Investing Activities:
Capital Expenditures	$(3,163)	$(162,074)	$(48,762)	$—	$(213,999)
Acquisitions—Net of Cash Acquired	—	—	(39,072)	—	(39,072)
Investment in Equity Affiliates	(156)	14,075	(1,805)	—	12,114
Other Investing Activities	1,428	5,288	920	—	7,636

Net Cash Used in Investing Activities	$(1,891)	$(142,711)	$(88,719)	$—	$(233,321)

Cash Flows from Financing Activities:
Proceeds From (Payments on) Short-Term Borrowings	$361,855	$(464,310)	$—	$—	$(102,455)
Dividends Paid	(88,014)	—	—	—	(88,014)
Other Financing Activities	1,521	(4,769)	(357)	—	(3,605)

Net Cash Provided by (Used in) Financing Activities	$275,362	$(469,079)	$(357)	$—	$(194,074)

Income Statement

for the Twelve Months Ended June 30, 2000:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,574,291	$517,305	$—	$2,091,596
Sales—Related Parties	—	1,891	11,642	(10,279)	3,254
Freight—Outside	—	148,693	15,819	—	164,512
Freight—Related Parties	—	1,422	—	—	1,422
Other Income (including equity earnings)	87,147	92,003	(26,970)	(87,821)	64,359

Total Revenue	87,147	1,818,300	517,796	(98,100)	2,325,143

Cost of Goods Sold and Other Operating Charges	17,135	1,333,687	300,826	(152,666)	1,498,982
Related Party Activity	(73,355)	(114,559)	34,738	153,176	—
Freight Expense	—	150,115	15,819	—	165,934
Selling, General and Administrative Expense	—	34,156	28,008	—	62,164
Depreciation, Depletion and Amortization	2,519	197,074	52,142	(1,858)	249,877
Interest Expense	4,024	47,531	3,734	—	55,289
Taxes Other Than Income	4,559	141,371	28,342	—	174,272

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Restructuring Costs	11,109	969	—	—	12,078

Total Costs	(34,009)	1,790,344	463,609	(1,348)	2,218,596

Earnings (Loss) Before Income Taxes	121,156	27,956	54,187	(96,752)	106,547
Income Taxes (Benefit)	14,116	(14,338)	(271)	—	(493)

Net Income (Loss)	$107,040	$42,294	$54,458	$(96,752)	$107,040

Condensed Statement of Cash Flows

For the Twelve Months Ended June 30, 2000:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$104,993	$(8,688)	$198,723	$—	$295,028

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(115,744)	$(26,854)	$—	$(142,598)
Acquisitions—Net of Cash Acquired	—	—	(163,506)	—	(163,506)
Investment in Equity Affiliates	—	(2,299)	—	—	(2,299)
Other Investing Activities	40	9,331	(522)	—	8,849

Net Cash Provided by (Used in) Investing Activities	$40	$(108,712)	$(190,882)	$—	$(299,554)

Cash Flows from Financing Activities:
Proceeds From Short-Term Borrowings	$—	$117,331	$—	$—	$117,331
Dividends Paid	(89,055)	—	—	—	(89,055)
Other Financing Activities	(19,496)	(6,947)	(12,685)	—	(39,128)

Net Cash Provided by (Used in) Financing Activities	$(108,551)	$110,384	$(12,685)	$—	$(10,852)

Note 29—Supplemental Coal Data (unaudited):

	Millions of Tons
	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Proven and probable reserves at beginning of period	4,322	4,378	4,461	4,705
Purchased reserves	4	4	3	3
Reserves sold in place	(28)	(8)	(5)	(66)
Production	(64)	(34)	(71)	(73)
Revisions and other changes	—	(18)	(10)	(108)

Consolidated proven and probable reserves at end of period*	4,234	4,322	4,378	4,461

Proportionate share of proven and probable reserves of unconsolidated equity affiliates*	41	43	33	—

*	Proven and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

The vast majority of coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2002, 924 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2002 include 3,598 million tons of steam coal in consolidated reserves and 2 million tons of steam coal in unconsolidated equity affiliates, of which approximately 15 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 16 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 636 million tons of metallurgical coal in consolidated reserves and 39 million tons of metallurgical coal in unconsolidated equity affiliates, of which approximately 69 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 31 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Note 30—Supplemental Gas Data (unaudited):

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules:

Capitalized Costs:

	December 31, 2002	December 31, 2001	June 30, 2001
Proved properties	$596,014	$523,377	$148,012
Accumulated depreciation, depletion and amortization	64,425	29,708	17,151

Net Capitalized Costs	$531,589	$493,669	$130,861

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$10,670	$496	$109,422

Results of Operations:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Total Revenue	$148,914	$51,060	$157,832	$52,456
Lifting Costs	16,439	8,111	8,893	6,615
Royalty Expense	12,214	3,530	12,983	2,725
Other Production Costs	45,837	18,015	29,845	14,496
Depreciation, Depletion & Amortization	34,368	12,581	10,818	5,299

Total Cost	108,858	42,237	62,539	29,135

Pretax Operating Income	40,056	8,823	95,293	23,321
Income Taxes	14,020	(798)	33,236	8,222

Results of Operations, excluding Corporate and Interest Costs	$26,036	$9,621	$62,057	$15,099

Gross Reserve Quantity (Million Cubic Feet):
Proved developed and undeveloped gas reserves at beginning of period*	1,176,232	780,507	746,813	467,009

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Purchased reserves	—	414,806	—	284,591
Production	(47,164)	(19,737)	(34,706)	(16,299)
Revisions and other changes	(25,855)	656	68,400	11,512

Proved developed and undeveloped gas reserves at end of Period*	1,103,213	1,176,232	780,507	746,813

Proportional interest in reserves of investees accounted for by the equity method (included in proved developed and undeveloped gas reserves)	559	6,802	416,183	424,848

Proved developed reserves:

At beginning of period	413,234	261,426	178,690	72,749

At end of period	374,098	413,234	261,426	178,690

Proved developed reserves in equity affiliates included in proved developed reserves:

At beginning of period	5,022	117,620	103,313	—

At end of period	559	5,022	117,620	103,313

*	Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

CONSOL Energy’s proven gas reserves are located in the states of Virginia, Tennessee and Pennsylvania.

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

The projections should not be viewed as realistic estimates of future cash flows, nor should the “standardized measure” be interpreted as representing current value to CONSOL Energy. Material revisions to estimates of proven reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary. CONSOL Energy’s investment and operating decisions are not based on the information presented, but on a wide range of reserve estimates that include probable as well as proved reserves, and on different price and cost assumptions.

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

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Balance at Beginning of Period	$345,826	$189,156	$494,581	$63,340
Net changes in sales prices and production costs	1,971,309	(1,387,961)	(857,403)	857,939
Sales—net of production costs	(56,795)	284,498	(106,111)	(28,620)
Net change due to acquisition	—	1,155,060	—	744,637
Net change due to revisions in quantity estimates	(40,263)	232,901	217,185	(18,299)
Development costs incurred, previously estimated	42,705	(18,141)	(13,398)	(4,545)
Changes in estimated future development costs	(41,090)	1,775	(43,947)	(141,683)
Net change in future income taxes	(739,520)	163,576	191,057	(382,909)
Accretion of discount and other	(746,991)	(275,038)	307,192	(595,279)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Total Discounted Cash Flow at End of Period	$735,181	$345,826	$189,156	$494,581

Note 31—Quarterly Information (unaudited):

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Sales	$508,351	$506,901	$482,888	$505,205

Freight Revenue	$32,012	$31,724	$34,248	$36,432

Costs of Goods Sold and Other Operating Charges	$390,854	$426,915	$362,511	$362,909

Freight Expense	$32,012	$31,724	$34,248	$36,432

Net Income (Loss)	$4,134	$(6,986)	$9,027	$5,501

Earnings Per Share:
Basic	$0.05	$(0.09)	$0.11	$0.07

Dilutive	$0.05	$(0.09)	$0.11	$0.07

Weighted Average Shares Outstanding:
Basic	$78,748,594	$78,735,267	$78,722,778	$78,704,593

Dilutive	$78,757,425	$78,770,328	$78,935,017	$78,909,819

	Three Months Ended
	December 31, 2001	September 30, 2001
Sales	$478,811	$485,649

Freight Revenue	$34,104	$36,210

Costs of Goods Sold and Other Operating Charges	$371,833	$389,313

Freight Expense	$34,104	$36,210

Net Income (Loss)	$12,568	$(11,509)

Earnings Per Share:
Basic	$0.16	$(0.15)

Dilutive	$0.16	$(0.15)

Weighted Average Shares Outstanding:
Basic	78,703,099	78,696,365

Dilutive	78,926,711	78,913,117

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information requested by Item 401 of Regulations S-K is incorporated herein by reference to the section, “Proposal #1—Nominations for Election of Directors” in the Proxy Statement for the annual meeting of shareholders held on April 30, 2003 (the “Proxy Statement”).

Item 11. Executive Compensation.

The information requested by Item 402 of Regulations S-K is incorporated herein by reference to the section, “Executive Compensation and Stock Option Information,” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information requested by Item 402 of Regulations S-K is incorporated herein by reference to the section, “Beneficial Ownership of Securities,” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

The information requested by Item 402 of Regulations S-K is incorporated herein by reference to the section “Executive Compensation and Stock Option Information—Related Party Transactions,” in the Proxy Statement.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

EXHIBIT INDEX

		Page

(a)(1)	Financial Statements:

	The following consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

	Report of Independent Accountants	70

	Consolidated Statements of Income for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	72

	Consolidated Balance Sheets at December 31, 2002, December 31, 2001, and June 30, 2001	73

	Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	75

	Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	76

	Notes to Consolidated Financial Statements	77

(a)(2)	Financial Statement Schedules:

	No schedules are required to be presented by CONSOL Energy.

(a)(3)	Exhibits filed as part of this Report:

	The response to this portion of Item 15 is submitted as a separate part of this Report.

(b)(1)	Reports on Form 8-K:

	None.

(c)	Exhibits:

3.1	Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement Form S-1 (Registration No. 333-68987) filed on March 24, 1999, (“Amendment No. 2”).

3.2	By-Laws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 2.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.1 to Form 10-K (file number 333-68987)

filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.2 to Form 10-K.

10.1	Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration on Form S-1 (Registration No. 333-68987) filed on March 24, 1999 (“Amendment No.1”).

10.2	First Amendment to Senior Revolving Loan Agreement dated as of November 28, 1994 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.2 to Amendment No. 1.

10.3	Second Amendment to Senior Revolving Loan Agreement dated as of October 1, 1995, between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.3 to Amendment No. 1.

10.4	Third Amendment to Senior Revolving Loan Agreement dated as of December 14, 1995 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.4 to Amendment No. 1.

10.5	Fourth Amendment to Senior Revolving Loan Agreement dated as of March 1, 1996 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.5 to Amendment No. 1.

10.6	Fifth Amendment to Senior Revolving Loan Agreement dated as of December 2, 1997 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.6 to Amendment No. 1.

10.7	Sixth Amendment to Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.7 to Amendment No. 1.

10.8	Seventh Amendment to Senior Revolving Loan Agreement dated as of January 19, 1999 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.8 to Amendment No. 1.

10.9	Intentionally omitted.

10.10	Note issued by Consolidation Coal Company in the aggregate principal amount of $100,000,000, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.11	Parent Guaranty dated November 13, 1998 from CONSOL Energy Inc., to First National Bank of Chicago, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.12	Significant Subsidiary Guaranty dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

10.13	Subordination Agreement dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and

Company, Du Pont Energy Company, Rheinbraun A. G. and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Employment Agreement dated December 11, 1997 between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.19	Employment Agreement dated February 22, 1999 between CONSOL Energy Inc. and John L. Whitmire, incorporated by reference to Exhibit 10.19 to Amendment No. 2.

10.20	CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

10.21	Intentionally omitted.

10.22	Registration Rights Agreement, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., Salomon Smith Barney Inc., Dresdner Kleinwort Wasserstein—Grantchester, Inc., Mellon Financial Markets, LLC, PNC Capital Markets, Inc., Scotia Capital Markets, Inc., Australia and New Zealand Banking Group Limited—London Branch and NatCity Investments, Inc, incorporated by reference to exhibit 10.22 to Form 10-K.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

10.28	364 –Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

10.29	Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee,

and Glennies Creek Joint Venture Financing, incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 29th day of July, 2003.

CONSOL ENERGY INC.

By:	/s/ William J. Lyons
William J. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)