Form 10-Q/A
period 2003-03-31
CONSOL ENERGY INC
filed 2003-07-30
CIK 1070412

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

CONSOL Energy, Inc.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity

Balance—December 31, 2002	$803	$643,787	$(372,017)	$(93,370)	$(17,156)	$162,047
(Unaudited)
Net Income			8,157			8,157
Treasury Rate Lock (Net of $14 tax)				(21)		(21)
Interest Rate Swap Contract (Net of $32 tax)				(49)		(49)
Gas Cash Flow Hedge (Net of $1,289 tax)				(2,025)		(2,025)

Comprehensive Income (Loss)			8,157	(2,095)		6,062
Treasury Stock Issued (503 shares)		3			6	9
Dividends ($.14 per share)			(11,025)			(11,025)

Balance—March 31, 2003	$803	$643,790	$(374,885)	$(95,465)	$(17,150)	$157,093

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

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,738,141 shares and 1,101,693 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The computations for basic and diluted earnings per share from continuing operations are follows:

	For the Three Months Ended March 31
	2003	2002
Net Income	$8,157	$5,501
Average shares of common stock
Outstanding:
Basic	78,749,180	78,707,070
Effect of stock options	96,176	205,226

Diluted	78,845,356	78,912,296
Earnings per share:
Basic	$0.10	$0.07

Diluted	$0.10	$0.07

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

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 21,900 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all potentially responsible parties is estimated to be approximately $15,000 at March 31, 2003. CONSOL Energy’s portion of this claim is approximately 20%. To date, CONSOL Energy has paid $2,092 to date related to the remediation of this waste disposal site and, accordingly, reduced the liability to $2,883 at March 31, 2003. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

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

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$421,600
Reclamation Surety Bonds (b)	Various	$267,100
Gas Sales Agreements (c)	Various	$99,000
Ohio Power Company (d)	6/1993-6/2006	$50,714
Ohio Valley Electric Corporation (e)	1/2000-12/2006	$33,099
Miscellaneous Surety Bonds (f)	Various	$28,800
1992 Benefit Plan (g)	10/2002-10/2003	$22,389
Orix Financial Services (h)	12/2002-12/2007	$17,700
U.S. Bancorp (i)	7/2002-7/2007	$15,311
Court Bonds (j)	Various	$11,000
Illinois Industrial Commission (k)	10/2002-10/2003	$8,325
Old Republic Insurance (l)	Various	$6,777
Citibank ISDA Agreements (m)	Various	$6,300
U.S. Department of Energy (n)		$4,900
GE Capital Finance (o)		$2,449
Centimark Corp. (p)	8/2000-8/2008	$1,581
Reliant Energy (q)	12/2002-12/2005	$1,575
West Penn Power Company (r)	7/1967-12/2004	$1,204
U.S. Department of Labor (s)	12/2002-12/2003	$1,150
Orion Power (t)	12/2002-12/2005	$635
Highmark Life & Casualty (u)	2/2002-5/2003	$500
LABAR Co. (v)	4/1999-4/2005	$346
Lumbermens Mutual (w)	7/2002-11/2003	$253

Total Guarantees		$1,002,708

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called should CONSOL Energy or any of its subsidiaries fail to pay workers’ compensation claims.
b)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations. CONSOL Energy through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.
c)	Certain subsidiaries of CONSOL Energy have entered into gas sales agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:
1)	CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC to this sales agreement, up to $60,000.
2)	CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at March 31, 2003 are as follows: (a) CNX Gas Company LLC—$36,000 and (b) Greene Energy—$3,000.
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

NOTE 7—FAIR VALUE OF FINANCIAL INSTRUMENTS—SFAS 107

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short-term maturity of these instruments.

Short-term notes payable: The carrying amount reported in the balance sheets for short-term notes payable approximates its fair value due to the short-term maturity of these instruments.

Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy’s current incremental borrowing rates for similar types of borrowing arrangements.

Capital leases: The fair values of capital leases are estimated using discounted cash flow analyses, based on CONSOL Energy’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3 – Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	March 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$19,944	$19,944	$11,517	$11,517
Short-term notes payable	$(153,848)	$(153,848)	$(204,545)	$(204,545)
Long-term debt	$(491,163)	$(493,897)	$(488,907)	$(492,534)
Capital leases	$(7,294)	$(7,724)	$(8,139)	$(8,679)

NOTE 8—SEGMENT INFORMATION:

CONSOL Energy has two reportable business segments: Coal and Gas. CONSOL Energy’s All Other classification is made up of our terminal services, river and dock services, industrial supply services and other business activities, such as rentals of buildings and flight operations that do not qualify as operating segments.

Industry segment results for the three months ended March 31, 2003:

	Reportable Business Segments
	Coal	Gas	Total	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$435,450	$51,783	$487,233	$19,327	$—	$506,560
Sales—related parties	1,369	—	1,369	—	—	1,369
Freight—outside	31,907	—	31,907	121	—	32,028
Freight—related parties	562	—	562	—	—	562
Intersegment transfers	—	950	950	24,233	(25,183)	—

Total Sales and Freight	$469,288	$52,733	$522,021	$43,681	$(25,183)	$540,519

Earnings (Loss) Before Income Taxes (A)	$(12,599)	$16,084	$3,485	$(6,160)	$(8,385)	$(11,060)

Segment assets (B)	$2,836,352	$655,033	$3,491,385	$222,502	$591,828	$4,305,715

Depreciation, depletion and amortization	$48,960	$9,034	$57,994	$2,712	$—	$60,706

Capital expenditures	$37,630	$8,672	$46,302	$421	$—	$46,723

(A)	Includes equity in earnings (loss) of unconsolidated equity affiliates of $509, ($278) and ($568) for Coal, Gas and All Other, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $39,180, $15,440 and $28,404 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $68,593 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the three months ended March 31, 2002:

	Reportable Business Segments
	Coal	Gas	Total	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$455,873	$27,692	$483,565	$21,636	$—	$505,201
Sales—related parties	4	—	4	—	—	4
Freight—outside	36,338	—	36,338	94	—	36,432
Intersegment transfers	—	445	445	25,326	(25,771)	—

Total Sales and Freight	$492,215	$28,137	$520,352	$47,056	$(25,771)	$541,637

Earnings (Loss) Before Income Taxes (C)	$14,428	$3,514	$17,942	$(1,139)	$(10,112)	$6,691

Segment assets (D)	$2,948,015	$602,673	$3,550,688	$208,562	$533,574	$4,292,824

Depreciation, depletion and amortization	$55,493	$8,162	$63,655	$2,359	$443	$66,457

Capital expenditures	$51,227	$18,662	$69,889	$471	$—	$70,360

(C)	Includes equity in earnings (loss) of unconsolidated affiliates of ($2), ($374) and ($184) for Coal, Gas and All Other, respectively.

(D)	Includes investments in unconsolidated equity affiliates of $72,434, $9,185 and $1,160 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $72,194 of receivables related to the Export Sales Excise Tax Resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended March 31,
	2003	2002
Segment earnings (loss) before income taxes for total reportable business segments	$3,485	$17,942
Segment (loss) before income taxes for all other businesses	(6,160)	(1,139)
Incentive compensation	8	(332)
Interest income (expense), net and other non-operating activity	(8,393)	(9,780)

Earnings (Loss) Before Income Taxes	$(11,060)	$6,691

Total Assets:

	March 31,
	2003	2002
Segment assets for total reportable business segments	$3,491,385	$3,550,688
Segment assets for all other businesses	222,502	208,562
Items excluded from segment assets:
Cash and other investments	20,269	24,695
Export sales excise tax resolution interest receivable	21,262	20,602
Deferred tax assets	534,861	400,595
Recoverable income taxes	12,272	84,572
Bond issuance costs	3,164	3,110

Total Consolidated Assets	$4,305,715	$4,292,824

NOTE 9—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for Three Months Ended March 31, 2003:
	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$404,930	$101,630	$—	$506,560
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	25,543	6,485	—	32,028
Freight —Related Parties	—	562	—	—	562
Other Income (including equity earnings)	16,358	38,919	(10,021)	(25,966)	19,290

Total Revenue and Other Income	16,358	471,323	98,094	(25,966)	559,809
Cost of Goods Sold and Other Operating Charges	4,029	337,883	105,622	(39,663)	407,871
Intercompany Activity	237	(12,093)	(33,613)	45,469	—
Freight Expense	—	26,105	6,485	—	32,590
Selling, General and Administrative Expense	—	13,499	3,585	—	17,084
Depreciation, Depletion and Amortization	694	54,636	7,230	(1,854)	60,706
Interest Expense	5,900	3,290	286	—	9,476
Taxes Other Than Income	1,223	34,294	7,625	—	43,142

Total Costs	12,083	457,614	97,220	3,952	570,869

Earnings (Loss) Before Income Taxes	4,275	13,709	874	(29,918)	(11,060)
Income Taxes (Benefit)	(3,882)	(10,629)	62	—	(14,449)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	8,157	24,338	812	(29,918)	3,389
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes	—	(2,900)	(1,868)	—	(4,768)

Net Income (Loss)	$8,157	$27,238	$2,680	$(29,918)	$8,157

Balance Sheet for March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$4,180	$399	$15,365	$—	$19,944
Accounts and Notes Receivable:
Trade	78,043	110,581	31,063	—	219,687
Other	6,031	108,949	13,304	—	128,284
Inventories	258	99,190	27,912	—	127,360
Deferred Income Taxes	89,954	—	—	—	89,954
Recoverable Income Taxes	12,272	—	—	—	12,272
Prepaid Expenses	12,125	18,344	213	—	30,682

Total Current Assets	202,863	337,463	87,857	—	628,183
Property, Plant and Equipment:
Property, Plant and Equipment	90,977	5,035,685	639,883	—	5,766,545
Less-Accumulated Depreciation, Depletion and Amortization	42,233	2,659,905	128,440	—	2,830,578

Property, Plant and Equipment—Net	48,744	2,375,780	511,443	—	2,935,967
Other Assets:
Deferred Income Taxes	444,907	—	—	—	444,907
Advanced Mining Royalties	—	85,191	7,713	—	92,904
Investment in Affiliates	1,320,428	647,873	120,099	(2,005,376)	83,024
Other	3,203	97,740	19,787	—	120,730

Total Other Assets	1,768,538	830,804	147,599	(2,005,376)	741,565

Total Assets	$2,020,145	$3,544,047	$746,899	$(2,005,376)	$4,305,715

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$94,940	$8,446	$15,442	$—	$118,828
Accounts Payable (Recoverable)-Related Parties	1,141,651	(277,973)	(863,678)	—	—
Short-Term Notes Payable	150,825	—	3,023	—	153,848
Current Portion of Long-Term Debt	—	7,772	484	—	8,256
Other Accrued Liabilities	66,756	361,735	67,280	—	495,771

Total Current Liabilities	1,454,172	99,980	(777,449)	—	776,703
Long-Term Debt:
Long-Term Debt	248,159	218,722	20,900	—	487,781
Capital Lease Obligations	—	2,420	—	—	2,420

Total Long-Term Debt	248,159	221,142	20,900	—	490,201
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,457,342	—	—	1,457,342
Pneumoconiosis Benefits	—	450,473	—	—	450,473
Mine Closing	—	237,163	134,765	—	371,928
Workers’ Compensation	1,484	222,986	34,846	—	259,316
Deferred Revenue	—	80,094	11,561	—	91,655
Salary Retirement	93,268	255	—	—	93,523
Reclamation	—	4,014	2,919	—	6,933
Other	65,969	62,684	21,895	—	150,548

Total Deferred Credits and Other Liabilities	160,721	2,515,011	205,986	—	2,881,718
Stockholders’ Equity	157,093	707,914	1,297,462	(2,005,376)	157,093

Total Liabilities and Stockholders’ Equity	$2,020,145	$3,544,047	$746,899	$(2,005,376)	$4,305,715

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$67,500	$31,710	$(55,850)	$—	$43,360

Cash Flows from Investing Activities:
Capital Expenditures	$(2,575)	$(35,540)	$(8,608)	$—	$(46,723)
Investment in Equity Affiliates	—	(15)	(816)	—	(831)
Other Investing Activities	1	4,848	69,441	—	74,290

Net Cash (Used in) Provided by Investing Activities	$(2,574)	$(30,707)	$60,017	$—	$26,736
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(52,281)	$—	$—	$—	$(52,281)
Proceeds from Long-Term Notes	—	—	1,007	—	1,007
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	(100)	(897)	1,618	—	621

Net Cash (Used in) Provided by Financing Activities	$(63,397)	$(897)	$2,625	$—	$(61,669)

Income Statement for Three Months Ended March 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$396,925	$108,276	$—	$505,201
Sales—Related Parties	—	2	2	—	4
Freight—Outside	—	28,012	8,420	—	36,432
Freight—Related Parties	—	—	1,265	(1,265)	—
Other Income (including equity earnings)	8,278	12,324	(10,697)	(1,534)	8,371

Total Revenue and Other Income	8,278	437,263	107,266	(2,799)	550,008
Cost of Goods Sold and Other Operating Charges	2,651	286,382	112,797	(38,921)	362,909
Intercompany Activity	(4,023)	(2,255)	(43,368)	49,646	—
Freight Expense	—	28,012	9,685	(1,265)	36,432
Selling, General and Administrative Expense	—	13,374	3,283	—	16,657
Depreciation, Depletion and Amortization	708	59,577	8,027	(1,855)	66,457
Interest Expense	3,552	5,928	657	—	10,137
Taxes Other Than Income	1,116	39,050	10,559	—	50,725

Total Costs	4,004	430,068	101,640	7,605	543,317

Earnings (Loss) Before Income Taxes	4,274	7,195	5,626	(10,404)	6,691
Income Taxes (Benefit)	(1,227)	692	1,725	—	1,190

Net Income (Loss)	$5,501	$6,503	$3,901	$(10,404)	$5,501

Balance Sheet for December 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$293	$8,573	$—	$11,517
Accounts and Notes Receivable:
Trade	—	157,131	48,760	—	205,891
Other	6,482	110,524	10,220	—	127,226
Inventories	258	93,890	41,473	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,770	19,106	4,535	—	28,411

Total Current Assets	128,332	380,944	113,561	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	4,941,646	668,389	—	5,697,724
Less-Accumulated Depreciation, Depletion and Amortization	41,620	2,594,442	157,638	—	2,793,700

Property, Plant and Equipment — Net	46,069	2,347,204	510,751	—	2,904,024
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Advanced Mining Royalties	—	82,510	8,051	—	90,561
Investment in Affiliates	1,367,604	1,110,421	53,954	(2,396,617)	135,362
Other	2,509	95,901	21,248	—	119,658

Total Other Assets	1,790,831	1,288,832	83,253	(2,396,617)	766,299

Total Assets	$1,965,232	$4,016,980	$707,565	$(2,396,617)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$16,334	$24,917	$—	$151,371
Accounts Payable (Recoverable)-Related Parties	1,023,380	(195,905)	(827,475)	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,032	483	—	8,615
Other Accrued Liabilities	62,606	322,743	64,553	—	449,902

Total Current Liabilities	1,399,345	151,204	(736,116)	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	217,535	19,893	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	220,431	19,893	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	200,813	132,107	—	332,920
Workers’ Compensation	1,827	222,311	37,112	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	61,444	16,285	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,468,328	204,188	—	2,828,249
Stockholders’ Equity	162,047	1,177,017	1,219,600	(2,396,617)	162,047

Total Liabilities Stockholders’ Equity	$1,965,232	$4,016,980	$707,565	$(2,396,617)	$4,293,160

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(65,485)	$69,466	$26,932	$—	$30,913

Cash Flows from Investing Activities:
Capital Expenditures	$(2,507)	$(38,668)	$(29,185)	$—	$(70,360)
Investment in Equity Affiliates	(309)	(50)	(5,052)	—	(5,411)
Other Investing Activities	—	(1,070)	(1,757)	—	(2,827)

Net Cash Used in Investing Activities	$(2,816)	$(39,788)	$(35,994)	$—	$(78,598)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(144,750)	$—	$—	$—	$(144,750)
Proceeds from Long-Term Notes	246,310	—	—	—	246,310
Payments on Long-Term Notes	—	(23,000)	—	—	(23,000)
Dividends Paid	(22,025)	—	—	—	(22,025)
Other Financing Activities	753	(887)	—	—	(134)

Net Cash Provided by (Used in) Financing Activities	$80,288	$(23,887)	$—	$—	$56,401

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS:

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

In July 2003, Standard and Poor’s lowered its rating of our long-term debt to BB+. Standard and Poor’s defines an obligation rated ‘BB’ (5th lowest out of 10 rating categories) as less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus sign shows relative standing within the rating category.

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

CONSOL Energy continues to convert to a new integrated information technology system provided by SAP AG to support business processes. The new technology is expected to provide cost-effective strategic software alternatives to meet future core business needs. The system will continue to be implemented in stages throughout 2003 at an estimated total cost of $53 million, of which $37 million has already been incurred.

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

At March 31, 2003, five letters of credit have been issued that are supported by the Senior Revolving Credit facility. The letters of credit total $35 million and were issued to the United Mine Workers of America 1992 Benefit Fund, the Illinois Industrial Commission for self insuring workers’ compensation, Old Republic Insurance for self insuring workers’ compensation, the General Electric Capital Corp. for a guarantee of note payable related to equipment purchased by a 50% joint-venture and the U.S. Department of Labor for self insuring Longshore and Harborworkers’ compensation.

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

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2003 of a hypothetical 10 percent and 25 percent change in natural gas prices, foreign exchange and interest rates for open derivative instruments as of March 31, 2003 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$10.7	$17.9
Foreign Currency (b)	$1.0	$2.2
Interest Rates (c)	$0.4	$1.0

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2003 and 2004 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pre-tax income decreases. The fair value of these contracts was a loss of $3.9 million (net of $2.5 million deferred tax) at March 31, 2003. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.
(b)	CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. The U.S. dollar notional amount of all foreign currency contracts was $15 million as of March 31, 2003. The sensitivity analysis reflects a direct correlation between increases in foreign currency exchange rates relative to the U.S. dollar and a benefit to earnings. When foreign currency exchange rates increase relative to U.S dollar pre-tax income increases. The fair value of these contracts resulted in $1.1 million of income in the 2003 period.
(c)	CONSOL Energy uses interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on CONSOL Energy Australia Pty Ltd’s, one of CONSOL Energy’s subsidiaries, outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt. The fair value of these contracts was a loss of $0.6 million (net of $0.4 million deferred tax) at March 31, 2003. The use of these contracts is monitored by CONSOL Energy’s executive management and treasury group.

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

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks. CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. CONSOL Energy does not have a material exposure to currency exchange rate risks other than for the foreign currency contract.

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

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Report:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K:

None.

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: July 29, 2003	By:	/s/ WILLIAM J. LYONS
William J. Lyons, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Finance and Accounting Officer)