Form 10-Q
period 2003-06-30
CONSOL ENERGY INC
filed 2003-08-13
CIK 1070412

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

Yes   ☒    No   ☐

As of July 31, 2003, there were 78,784,883 shares of Common Stock, $.01 par value, outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Sales - Outside	$511,235	$482,073	$1,017,795	$987,275
Sales - Related Parties		815	1,369	819
Freight - Outside	25,580	33,699	57,608	70,131
Freight - Related Parties		549	562	549
Other Income	19,703	15,530	38,993	23,901

Total Revenue and Other Income	556,518	532,666	1,116,327	1,082,675
Cost of Goods Sold and Other Operating Charges	383,691	362,511	791,562	725,421
Freight Expense	25,580	34,248	58,170	70,680
Selling, General and Administrative Expense	19,389	17,195	36,473	33,852
Depreciation, Depletion and Amortization	62,293	65,801	122,999	132,258
Interest Expense	8,490	11,848	17,966	21,985
Taxes Other Than Income	42,420	42,867	85,562	93,592
Export Sales Excise Tax Resolution	(614)	(1,037)	(614)	(1,037)

Total Costs	541,249	533,433	1,112,118	1,076,751

Earnings (Loss) Before Income Taxes	15,269	(767)	4,209	5,924
Income Tax Expense (Benefit)	4,710	(9,794)	(9,739)	(8,604)

Earnings Before Cumulative Effect of Change in Accounting Principle	10,559	9,027	13,948	14,528
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income Taxes of $3,035			4,768

Net Income	$10,559	$9,027	$18,716	$14,528

Basic Earnings Per Share	$0.13	$0.11	$0.24	$0.18

Dilutive Earnings Per Share	$0.13	$0.11	$0.24	$0.18

Weighted Average Number of Common Shares Outstanding:
Basic	78,759,875	78,722,778	78,754,557	78,714,967

Dilutive
	79,104,915	78,935,017	78,960,438	78,921,664

Dividends Paid Per Share	$0.14	$0.28	$0.28	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	(Unaudited) JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,967	$11,517
Accounts and Notes Receivable:
Trade	170,400	205,891
Other Receivables	81,953	127,226
Inventories	129,298	135,621
Deferred Income Taxes	89,077	92,236
Recoverable Income Taxes	14,542	21,935
Prepaid Expenses	29,974	28,411

Total Current Assets	529,211	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	5,799,041	5,697,724
Less - Accumulated Depreciation, Depletion and Amortization	2,859,653	2,793,700

Total Property, Plant and Equipment - Net	2,939,388	2,904,024
Other Assets:
Deferred Income Taxes	442,604	420,718
Advance Mining Royalties	92,935	90,561
Investment in Affiliates	81,573	135,362
Other	115,312	119,658

Total Other Assets	732,424	766,299

TOTAL ASSETS	$4,201,023	$4,293,160

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	(Unaudited) JUNE 30, 2003	DECEMBER 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$109,973	$151,371
Short-Term Notes Payable	28,357	204,545
Current Portion of Long-Term Debt	52,704	8,615
Other Accrued Liabilities	540,463	449,902

Total Current Liabilities	731,497	814,433
Long-Term Debt:
Long-Term Debt	442,837	485,535
Capital Lease Obligations	1,934	2,896

Total Long-Term Debt	444,771	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,450,458	1,437,987
Pneumoconiosis Benefits	449,273	455,436
Mine Closing	364,050	332,920
Workers’ Compensation	255,125	261,250
Deferred Revenue	80,715	102,400
Salary Retirement	113,335	91,474
Reclamation	11,190	5,812
Other	150,039	140,970

Total Deferred Credits and Other Liabilities	2,874,185	2,828,249
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 80,267,558 Issued; and 78,769,133 Outstanding at June 30, 2003, and 78,749,001 Outstanding at December 31, 2002	803	803
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding
Capital in Excess of Par Value	643,907	643,787
Retained Earnings (Deficit)	(375,353)	(372,017)
Other Comprehensive Loss	(101,859)	(93,370)
Common Stock in Treasury, at Cost - 1,498,425 Shares at June 30, 2003 and 1,518,557 Shares at December 31, 2002	(16,928)	(17,156)

Total Stockholders’ Equity	150,570	162,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,201,023	$4,293,160

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2002	$803	$643,787	$(372,017)	$(93,370)	$(17,156)	$162,047

(Unaudited)
Net Income			18,716			18,716
Minimum Pension Liability (Net of $3,136 tax)				(5,825)		(5,825)
Treasury Rate Lock (Net of $26 tax)				(41)		(41)
Interest Rate Swap Contract (Net of $133 tax)				(208)		(208)
Gas Cash Flow Hedge (Net of $1,537 tax)				(2,415)		(2,415)

Comprehensive Income (Loss)			18,716	(8,489)		10,227
Treasury Stock Issued (20,132 shares)		120			228	348
Dividends ($.28 per share)			(22,052)			(22,052)

Balance - June 30, 2003	$803	$643,907	$(375,353)	$(101,859)	$(16,928)	$150,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net Income	$18,716	$14,528
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(4,768)
Depreciation, Depletion and Amortization	122,999	132,258
Gain on the Sale of Assets	(17,403)	(2,126)
Amortization of Advance Mining Royalties	1,424	4,940
Deferred Income Taxes	(15,638)	(19,797)
Equity in Earnings of Affiliates	5,077	2,589
Changes in Operating Assets:
Accounts Receivable Securitization	50,000
Accounts and Notes Receivable	30,402	4,817
Inventories	1,104	(87,807)
Prepaid Expenses	(4,782)	(2,121)
Changes in Other Assets	3,601	3,137
Changes in Operating Liabilities:
Accounts Payable	(30,622)	(41,226)
Other Operating Liabilities	97,460	79,968
Changes in Other Liabilities	(15,053)	(6,433)
Other	(3,415)	(6,998)

	220,386	61,201

Net Cash Provided by Operating Activities	239,102	75,729

Investing Activities:
Capital Expenditures	(110,906)	(149,774)
Additions to Advance Mining Royalties	(3,036)	(2,733)
Investment in Equity Affiliates	(4,710)	(34,920)
Proceeds from Sales of Assets	80,735	3,366

Net Cash Used in Investing Activities	(37,917)	(184,061)

Financing Activities:
Payments on Commercial Paper	(177,954)	(32,078)
Payments on Miscellaneous Borrowings	(84)	(1,973)
Payments on Long Term Notes		(66,000)
Proceeds from Long Term Notes	1,007	246,310
Dividends Paid	(22,032)	(44,054)
Proceeds from Treasury Rate Lock		1,332
Payments for Bond Issuance Costs		(957)
Issuance of Treasury Stock	328	384

Net Cash (Used in) Provided by Financing Activities	(198,735)	102,964

Net (Decrease)Increase in Cash and Cash Equivalents	2,450	(5,368)
Cash and Cash Equivalents at Beginning of Period	11,517	15,582

Cash and Cash Equivalents at End of Period	$13,967	$10,214

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003
(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes to the consolidated financial statements for the year ended December 31, 2002 included in CONSOL Energy Inc.’s (CONSOL Energy) Form 10-K, as amended.

Certain reclassifications of the prior year’s data have been made to conform to the six months ended June 30, 2003 classifications.

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,089,393 and 1,729,780 shares of common stock were outstanding for the three and six month periods ended June 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 1,101,693 shares of common stock were outstanding for the three and six month periods ended June 30, 2002, but were not included in the computation of diluted earnings per share because the options’ were antidilutive.

The computations for basic and diluted earnings per share from continuing operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$10,559	$9,027	$18,716	$14,528
Average shares of common stock
Outstanding:
Basic	78,759,875	78,722,778	78,754,557	78,714,967
Effect of stock options	345,040	212,239	205,881	206,697

Diluted	79,104,915	78,935,017	78,960,438	78,921,664
Earnings per share:
Basic	$0.13	$0.11	$0.24	$0.18

Diluted	$0.13	$0.11	$0.24	$0.18

NOTE 2 – STOCK-BASED COMPENSATION:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123). CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income, as reported	$10,559	$9,027	$18,716	$14,528
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,052)	(486)	(1,696)	(1,259)

Pro forma net income	$9,507	$8,541	$17,020	$13,269

Earnings per share:
Basic - as reported	$0.13	$0.11	$0.24	$0.18

Basic - pro forma	$0.12	$0.11	$0.22	$0.17

Diluted - as reported	$0.13	$0.11	$0.24	$0.18

Diluted - pro forma	$0.12	$0.11	$0.22	$0.17

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

NOTE 3 – CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING FOR
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

The cumulative effect adjustment recognized upon adoption of this statement was a gain of $4,768, net of a tax cost of approximately $3,035. The cumulative effect adjustment was recognized in the three months ended March 31, 2003. Net income for the three months and six months ended June 30, 2002 and for the twelve months ended December 31, 2002 would not materially differ if this statement had been adopted January 1, 2002. The obligation for asset retirements is included in Mine Closing, Reclamation, Other Accrued Liabilities and Other Liabilities in the balance sheets.

The following table illustrates the pro forma impact on the carrying amounts of the obligations as of and for the period ended June 30, 2002 and December 31, 2002 as if this statement had been adopted on January 1, 2002:

	Six Months Ended June 30, 2002	Twelve Months Ended December 31, 2002
Balance at beginning of period	$452,750,822	$450,420,116
Accretion Expense	12,376,152	24,793,428
Payments	(14,605,900)	(24,378,722)
Other	(4,604,074)	1,916,000

Balance at end of period	$445,917,000	$452,750,822

NOTE 4 - INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended
	June 30,
	2003		2002
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$5,344	35.0%	$(269)	35.0%
Excess tax depletion	(2,133)	(14.0)	(5,956)	776.6
Net effect of state tax	658	4.3	894	(116.6)
Net effect of foreign tax	1,255	8.2	729	(95.0)
Prior year tax settlement			(1,908)	248.8
Other	(414)	(2.7)	(3,284)	428.1

Income Tax (Benefit)Expense/ Effective Rate	$4,710	30.8%	$(9,794)	1,276.9%

	For the Six Months Ended
	June 30,
	2003		2002
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$1,473	35.0%	$2,073	35.0%
Excess tax depletion	(9,678)	(229.9)	(7,945)	(134.1)
Net effect of state tax	(773)	(18.4)	1,227	20.7
Net effect of foreign tax	864	20.5	1,290	21.8
Prior year tax settlement			(1,908)	(32.2)
Other	(1,625)	(38.6)	(3,341)	(56.4)

Income Tax (Benefit)Expense/ Effective Rate	$(9,739)	(231.4)%	$(8,604)	(145.2)%

CONSOL Energy estimates the effective tax rate expected to be applicable for the full fiscal year. This rate is used to provide for income taxes on a current year-to-date basis. The effective tax rate is sensitive to changes in annual profitability and percentage depletion. In addition, the provision for income taxes is adjusted at the time the tax returns are filed to reflect changes in previously estimated amounts. These adjustments, which are included in the Other line above, decreased income tax expense by $1,128 for the three months and six months ended June 30, 2003, and $2,974 for the three months and six months ended June 30, 2002.

NOTE 5 - INVENTORIES:

The components of inventories consist of the following:

	June 30, 2003	December 31, 2002
Coal	$57,347	$67,119
Merchandise for resale	20,455	18,855
Supplies	51,496	49,647

Total Inventories	$129,298	$135,621

NOTE 6 – ACCOUNTS RECEIVABLE SECURITIZATION:

In April 2003, CONSOL Energy and certain of its U.S. subsidiaries entered into a trade account receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125 million. The cost of funds are consistent with commercial paper rates plus a charge for administrative services paid to the financial institutions. The receivables facility expires in 2006.

At June 30, 2003, eligible accounts receivable totaled approximately $116,000, of which the subordinated retained interest was approximately $66,000. Accordingly, $50,000 of accounts receivable were removed from the consolidated balance sheet at June 30, 2003. The $50,000 of proceeds are included in cash flows from operating activities in the consolidated statement of cash flows. Costs associated with the Receivables Facility totaled $252 for the six months ended June 30, 2003. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2003 were a discount rate of 1.78% and an estimated life of 35 days. At June 30, 2003, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $20 and $40, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in one factor may result in changes in another.

NOTE 7 – COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 22,100 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all responsible parties is estimated to be approximately $15,000. CONSOL Energy’s portion of this claim is approximately 15-20%. CONSOL Energy has paid $2,182 to date, of which $90 has been in the three months ended June 30, 2003, related to the remediation of this waste disposal site and, accordingly, reduced the liability to $2,793 at June 30, 2003. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the financial condition of CONSOL Energy and its subsidiaries. The fair values of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements at June 30, 2003.

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$381,700
Reclamation Surety Bonds (b)	Various	264,500
Gas Sales Agreements (c)	Various	109,000
Ohio Power Company (d)	6/1993-6/2006	43,248
1992 Benefit Plan (e)	10/2002-10/2003	35,784
Miscellaneous Surety Bonds (f)	Various	29,500
West Virginia Workers’ Compensation Division (g)	4/2003-4/2004	26,261
Orix Financial Services (h)	12/2002-12/2007	17,700
U.S. Bancorp (i)	7/2002-7/2007	15,311
Ohio Valley Electric Corporation (j)	5/2000-12/2006	10,868
Court Bonds (k)	Various	10,000
Illinois Industrial Commission (l)	10/2002-10/2003	8,325
Citibank ISDA Agreements (m)	Various	6,900
Old Republic Insurance (n)	Various	6,777
Duke Energy Corporation (o)	2/2003-12/2003	5,835
U.S. Department of Energy (p)		4,900
GE Capital Finance (q)		2,372
Centimark Corp. (r)	8/2000-8/2008	1,581
Reliant Energy (s)	12/2002-12/2005	1,575
U.S. Department of Labor (t)	12/2002-12/2003	1,150
Orion Power (u)	12/2002-12/2005	635
Ginger Hill Synfuels, LLC (v)	1/2003-12/2007	635
Highmark Life & Casualty (w)	5/2003-4/2004	500
LABAR Co. (x)	4/1999-4/2005	346
Lumbermens Mutual (y)	7/2002-11/2003	253

Total Guarantees		$985,656

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called to the extent that CONSOL Energy or any of its subsidiaries fails to pay workers’ compensation claims.
b)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations. CONSOL Energy, through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.
c)	Certain subsidiaries of CONSOL Energy have entered into gas sales agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1)	CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC to this sales agreement, up to $60,000.
2)	CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at June 30, 2003 are as follows: (a) CNX Gas Company LLC - $36,000 and (b) Greene Energy - $3,000.

3)	CONSOL Energy has an agreement with AEP Energy Services to unconditionally guarantee the full and prompt payment of all obligations, up to $10,000, of CNX Gas Company LLC, a subsidiary of CONSOL Energy, arising from AEP Energy Services’ purchase, sale or exchange of energy services or energy related commodities with respect to the sales agreement between CNX Gas Company LLC and AEP Energy Services.
4)	The CNX Gas Company LLC Sales Agreement guarantees the delivery of specific quantities of gas through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract, it is obligated to pay a deficiency charge, for each day delivery is not made, equal to the undelivered volumes times the daily price of gas.

d)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between several of its subsidiaries and Ohio Power Company. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiary arising from the Coal Supply Agreement.
e)	On October 15, 2002, a subsidiary of CONSOL Energy arranged for the issuance of a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan.
f)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy guarantees the performance of these obligations by its subsidiaries.
g)	On April 24, 2003, a subsidiary of CONSOL Energy issued a letter of credit to the West Virginia Workers’ Compensation Division. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims.
h)	A CONSOL Energy subsidiary entered into an equipment lease agreement on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.
i)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.
j)	CONSOL Energy is the guarantor of the Coal Supply Agreement between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
k)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude.
l)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, obtained the issuance of a letter of credit to the Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self- insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, the Illinois Industrial Commission will draw on this letter of credit.
m)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of CNX Gas Company LLC.
n)	A subsidiary of CONSOL Energy obtained the issuance of several letters of credit to Old Republic Insurance Company at various times. These letters of credit are related to workers’ compensation liabilities, and are due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letters of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims.

o)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated February 1, 2003 between several of its subsidiaries and Duke Energy Corporation. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from this Coal Supply Agreement.
p)	CONSOL Energy, along with SynAggs Inc., organized Universal Aggregates, LLC on January 1, 2000. Universal Aggregates is obligated to complete the design, construction and operation phases of the Birchwood Power Plant Project, and CONSOL Energy is obligated to provide its 50% share of the funds for this project. CONSOL Energy, acting as guarantor, guarantees the performance of the obligations of Universal Aggregates, with respect to this agreement, to the Department of Energy, to the extent of its 50% membership interest in Universal Aggregates.
q)	Universal Aggregates received financing from GE Capital Public Finance, Inc. for the purchase of equipment for the Birchwood Power Plant Project, through an agreement dated December 1, 2002. CONSOL Energy unconditionally guarantees to GE Capital the full and prompt payment when due of all debts, liabilities and obligations owed by Universal Aggregates with respect to this loan agreement, not to exceed $2,500.
r)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.
s)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Reliant Energy Mid-Atlantic Power Holdings, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
t)	On December 17, 2002, three subsidiaries of CONSOL Energy obtained the issuance of a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harborworkers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims.
u)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Orion Power MidWest, LP. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
v)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 15, 2003 between one of its subsidiaries and Ginger Hill Synfuels, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary with respect to this Coal Supply Agreement.
w)	On May 1, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Highmark Life and Casualty to support the administrative service program of making medical payments under various CONSOL Energy medical benefit programs. CONSOL Energy and its subsidiaries are self-insured. Highmark processes and pays the medical claims under the CONSOL Energy medical benefit programs and then bills CONSOL Energy for reimbursement. The letter of credit will be drawn upon if CONSOL Energy or its subsidiary fails to reimburse Highmark for these payments.
x)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space from LABAR Co. CONSOL Energy guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.
y)	On July 19, 2002, CONSOL Energy obtained the issuance of a letter of credit to Lumbermens Mutual. Lumbermens Mutual processes and pays all automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. The letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Lumbermens Mutual for these payments.

NOTE 8- FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

         Current and long-term debt:   The fair values of current and long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy’s current incremental borrowing rates for similar types of borrowing arrangements.

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

         The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3 – Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	June 30, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,967	$13,967	$11,517	$11,517
Short-term notes payable	$(28,357)	$(28,357)	$(204,545)	$(204,545)
Current and long-term debt	$(491,219)	$(522,623)	$(488,907)	$(492,534)
Capital leases	$(6,256)	$(6,584)	$(8,139)	$(8,679)

NOTE 9- SEGMENT INFORMATION:

CONSOL Energy has two reportable business segments: Coal and Gas. CONSOL Energy’s All Other classification is made up of our terminal services, river and dock services, industrial supply services and other business activities, such as rentals of buildings and flight operations that do not qualify as operating segments.

Industry segment results for the three months ended June 30, 2003:

	Reportable Business Segments
	Coal	Gas	Total	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales - outside	$441,623	$50,742	$492,365	$18,870	$—	$511,235

Freight - outside	25,555	—	25,555	25	—	25,580

Intersegment transfers	—	834	834	22,609	(23,443)	—

Total Sales and Freight	$467,178	$51,576	$518,754	$41,504	$(23,443)	$536,815

Earnings (Loss) Before Income Taxes (A)	$12,555	$17,173	$29,728	$(5,060)	$(9,399)	$15,269

Segment assets (B)	$2,803,276	$609,898	$3,413,174	$224,272	$563,577	$4,201,023

Depreciation, depletion and amortization	$49,790	$9,589	$59,379	$2,914	$—	$62,293

Capital expenditures	$45,303	$18,240	$63,543	$640	$—	$64,183

(A)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($3,940), ($328) and ($472) for Coal, Gas and All Other, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $37,378, $15,767 and $28,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the three months ended June 30, 2002:

	Reportable Business Segments
	Coal	Gas	Total	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales - outside	$426,659	$35,020	$461,679	$20,394	$—	$482,073
Sales - related parties	815	—	815	—	—	815
Freight - outside	33,663	—	33,663	36	—	33,699
Freight - related parties	549	—	549	—	—	549
Intersegment transfers	—	543	543	22,815	(23,358)	—

Total Sales and Freight	$461,686	$35,563	$497,249	$43,245	$(23,358)	$517,136

Earnings (Loss) Before Income Taxes (C)	$11,338	$8,323	$19,661	$(6,975)	$(13,453)	$(767)

Segment assets (D)	$3,043,109	$548,084	$3,591,193	$210,384	$547,098	$4,348,675

Depreciation, depletion and amortization	$54,773	$8,597	$63,370	$2,431	$—	$65,801

Capital expenditures	$64,925	$11,401	$76,326	$3,088	$—	$79,414

(C)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,256), ($556) and ($217) for Coal, Gas and All Other, respectively.

(D)	Includes investments in unconsolidated equity affiliates of $78,067, $11,259 and $29,933 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the six months ended June 30, 2003:

	Reportable Business Segments
	Coal	Gas	Total	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales - outside	$877,073	$102,525	$979,598	$38,197	$—	$1,017,795
Sales - related parties	1,369	—	1,369	—	—	1,369
Freight - outside	57,462	—	57,462	146	—	57,608
Freight - related parties	562	—	562	—	—	562
Intersegment transfers	—	1,785	1,785	46,842	(48,627)	—

Total Sales and Freight	$936,466	$104,310	$1,040,776	$85,185	$(48,627)	$1,077,334

Earnings (Loss) Before Income Taxes (E)	$(44)	$33,257	$33,213	$(11,220)	$(17,784)	$4,209

Segment assets (F)	$2,803,276	$609,898	$3,413,174	$224,272	$563,577	$4,201,023

Depreciation, depletion and amortization	$98,750	$18,623	$117,373	$5,626	$—	$122,999

Capital expenditures	$82,933	$26,912	$109,845	$1,061	$—	$110,906

(E)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($3,431), ($606) and ($1,040) for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $37,378, $15,767 and $28,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the six months ended June 30, 2002:

	Reportable Business Segments
	Coal	Gas	Total	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales - outside	$882,533	$62,712	$945,245	$42,030	$—	$987,275
Sales - related parties	819	—	819	—	—	819
Freight - outside	70,001	—	70,001	130	—	70,131
Freight - related parties	549	—	549	—	—	549
Intersegment transfers	—	988	988	48,141	(49,129)	—

Total Sales and Freight	$953,902	$63,700	$1,017,602	$90,301	$(49,129)	$1,058,774

Earnings (Loss) Before Income Taxes (G)	$25,765	$11,837	$37,602	$(8,114)	$(23,564)	$5,924

Segment assets (H)	$3,043,109	$548,084	$3,591,193	$210,384	$547,098	$4,348,675

Depreciation, depletion and amortization	$110,709	$16,759	$127,468	$4,790	$—	$132,258

Capital expenditures	$116,152	$30,063	$146,215	$3,559	$—	$149,774

(G)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,258), ($930) and ($401) for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $78,067, $11,259 and $29,933 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Segment earnings before income taxes for total reportable business segments	$29,728	$19,661	$33,213	$37,602
Segment loss before income taxes for all other businessses	(5,060)	(6,975)	(11,220)	(8,114)
Incentive compensation	(4,101)	(3,046)	(4,093)	(3,378)
Interest income (expense), net and other non-operating activity	(5,298)	(10,407)	(13,691)	(20,186)

Earnings (Loss) Before Income Taxes	$15,269	$(767)	$4,209	$5,924

Total Assets:

	June 30,
	2003	2002
Segment assets for total reportable business segments	$3,413,174	$3,591,193
Segment assets for all other businesses	224,272	210,384
Items excluded from segment assets:
Cash and other investments	14,291	10,611
Export sales excise tax resolution interest receivable	—	21,655
Deferred tax assets	531,681	421,063
Recoverable income taxes	14,542	90,407
Bond issuance costs	3,063	3,362

Total Consolidated Assets	$4,201,023	$4,348,675

NOTE 10- GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for the Three Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$461,767	$49,468	$—	$511,235
Sales - Related Parties	—	—	—	—	—
Freight - Outside	—	24,258	1,322	—	25,580
Freight - Related Parties	—	—	—	—	—
Other Income (including equity earnings)	20,049	19,269	(20,135)	520	19,703

Total Revenue and Other Income	20,049	505,294	30,655	520	556,518
Cost of Goods Sold and Other Operating Charges	6,398	330,692	85,846	(39,245)	383,691
Intercompany Activity	41	31,960	(71,756)	39,755	—
Freight Expense	—	24,258	1,322	—	25,580
Selling, General and Administrative Expense	—	15,977	3,412	—	19,389
Depreciation, Depletion and Amortization	841	58,442	3,010	—	62,293
Interest Expense	4,286	2,868	1,336	—	8,490
Taxes Other Than Income	911	36,144	5,365	—	42,420
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	12,477	499,727	28,535	510	541,249

Earnings (Loss) Before Income Taxes	7,572	5,567	2,120	10	15,269
Income Taxes (Benefit)	(2,987)	7,199	498	—	4,710

Net Income (Loss)	$10,559	$(1,632)	$1,622	$10	$10,559

Balance Sheet for June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,766	$98	$11,103	$—	$13,967
Accounts and Notes Receivable:
Trade	—	2,584	167,816	—	170,400
Other	5,651	63,751	12,551	—	81,953
Inventories	258	96,489	32,551	—	129,298
Deferred Income Taxes	89,077	—	—	—	89,077
Recoverable Income Taxes	14,542	—	—	—	14,542
Prepaid Expenses	12,979	13,991	3,004	—	29,974

Total Current Assets	125,273	176,913	227,025	—	529,211
Property, Plant and Equipment:
Property, Plant and Equipment	94,441	5,153,009	551,591	—	5,799,041
Less-Accumulated Depreciation, Depletion and Amortization	43,270	2,707,613	108,770	—	2,859,653

Property, Plant and Equipment - Net	51,171	2,445,396	442,821	—	2,939,388
Other Assets:
Deferred Income Taxes	442,604	—	—	—	442,604
Advanced Mining Royalties	—	85,461	7,474	—	92,935
Investment in Affiliates	1,354,371	674,604	87,751	(2,035,153)	81,573
Other	2,562	93,149	19,601	—	115,312

Total Other Assets	1,799,537	853,214	114,826	(2,035,153)	732,424

Total Assets	$1,975,981	$3,475,523	$784,672	$(2,035,153)	$4,201,023

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$44,437	$39,945	$25,591	$—	$109,973
Accounts Payable(Recoverable)-Related Parties	1,255,847	(626,949)	(628,898)	—	—
Short-Term Notes Payable	25,000	—	3,357	—	28,357
Current Portion of Long-Term Debt	—	52,220	484	—	52,704
Other Accrued Liabilities	74,022	401,848	64,593	—	540,463

Total Current Liabilities	1,399,306	(132,936)	(534,873)	—	731,497
Long-Term Debt:
Long-Term Debt	248,211	173,726	20,900	—	442,837
Capital Lease Obligations	—	1,934	—	—	1,934

Total Long-Term Debt	248,211	175,660	20,900	—	444,771
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,450,458	—	—	1,450,458
Pneumoconiosis Benefits	—	449,273	—	—	449,273
Mine Closing	—	233,090	130,960	—	364,050
Workers’ Compensation	1,441	219,002	34,682	—	255,125
Deferred Revenue	—	72,296	8,419	—	80,715
Salary Retirement	113,120	215	—	—	113,335
Reclamation	—	6,327	4,863	—	11,190
Other	63,333	78,338	8,368	—	150,039

Total Deferred Credits and Other Liabilities	177,894	2,508,999	187,292	—	2,874,185
Stockholders’ Equity	150,570	923,800	1,111,353	(2,035,153)	150,570

Total Liabilities and Stockholders’ Equity	$1,975,981	$3,475,523	$784,672	$(2,035,153)	$4,201,023

Condensed Statement of Cash Flows
For the Three Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$137,673	$46,119	$11,950	$—	$195,742

Cash Flows from Investing Activities:
Capital Expenditures	$(2,728)	$(50,021)	$(11,434)	$—	$(64,183)
Investment in Equity Affiliates	—	(199)	(3,680)	—	(3,879)
Other Investing Activities	2	4,840	(1,433)	—	3,409

Net Cash (Used in) Provided by Investing Activities	$(2,726)	$(45,380)	$(16,547)	$—	$(64,653)

Cash Flows from Financing Activities:
Payments on Short-Term
Borrowings	$(125,673)	$—	$—	$—	$(125,673)
Proceeds from Long-Term Notes	—	—	—	—	—
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	328	(1,040)	335	—	(377)

Net Cash (Used in) Provided by Financing Activities	$(136,361)	$(1,040)	$335	$—	$(137,066)

Income Statement for the Three Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$431,506	$50,567	$—	$482,073
Sales - Related Parties	—	817	(2)	—	815
Freight - Outside	—	27,423	6,276	—	33,699
Freight - Related Parties	—	549	—	—	549
Other Income (including equity earnings)	18,039	6,050	11,197	(19,756)	15,530

Total Revenue and Other Income	18,039	466,345	68,038	(19,756)	532,666
Cost of Goods Sold and Other Operating Charges	5,882	309,177	87,766	(40,314)	362,511
Intercompany Activity	298	9,032	(51,339)	42,009	—
Freight Expense	—	27,972	6,276	—	34,248
Selling, General and Administrative Expense	—	14,221	2,974	—	17,195
Depreciation, Depletion and Amortization	133	61,180	4,488	—	65,801
Interest Expense	6,527	4,579	742	—	11,848
Taxes Other Than Income	907	36,388	5,572	—	42,867
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	13,747	461,512	56,479	1,695	533,433

Earnings (Loss) Before Income Taxes	4,292	4,833	11,559	(21,451)	(767)
Income Taxes (Benefit)	(4,735)	(5,439)	380	—	(9,794)

Net Income (Loss)	$9,027	$10,272	$11,179	$(21,451)	$9,027

Balance Sheet for December 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$293	$8,573	$—	$11,517
Accounts and Notes Receivable:
Trade	—	165,110	40,781	—	205,891
Other	6,482	110,524	10,220	—	127,226
Inventories	258	93,899	41,464	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,770	19,106	4,535	—	28,411

Total Current Assets	128,332	388,932	105,573	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	5,033,038	576,997	—	5,697,724
Less-Accumulated Depreciation, Depletion and Amortization	41,620	2,617,248	134,832	—	2,793,700

Property, Plant and Equipment - Net	46,069	2,415,790	442,165	—	2,904,024
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Advanced Mining Royalties	—	82,797	7,764	—	90,561
Investment in Affiliates	1,367,604	1,110,421	53,954	(2,396,617)	135,362
Other	2,509	96,503	20,646	—	119,658

Total Other Assets	1,790,831	1,289,721	82,364	(2,396,617)	766,299

Total Assets	$1,965,232	$4,094,443	$630,102	$(2,396,617)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$19,762	$21,489	$—	$151,371
Accounts Payable (Recoverable)- Related Parties	1,023,380	(277,063)	(746,317)	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,032	483	—	8,615
Other Accrued Liabilities	62,606	328,602	58,694	—	449,902

Total Current Liabilities	1,399,345	79,333	(664,245)	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	217,535	19,893	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	220,431	19,893	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	200,813	132,107	—	332,920
Workers’ Compensation	1,827	222,311	37,112	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	70,340	7,389	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,477,224	195,292	—	2,828,249
Stockholders’ Equity	162,047	1,317,455	1,079,162	(2,396,617)	162,047

Total Liabilities and Stockholders’ Equity	$1,965,232	$4,094,443	$630,102	$(2,396,617)	$4,293,160

Condensed Statement of Cash Flows
For the Three Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(78,812)	$86,842	$36,786	$—	$44,816

Cash Flows from Investing Activities:
Capital Expenditures	$(4,019)	$(51,416)	$(23,979)	$—	$(79,414)
Investment in Equity Affiliates	(19,868)	—	(9,641)	—	(29,509)
Other Investing Activities	—	2,713	747	—	3,460

Net Cash Used in Investing Activities	$(23,887)	$(48,703)	$(32,873)	$—	$(105,463)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$112,672	$—	$—	$—	$112,672
Proceeds from Long-Term Notes	—	—	—	—	—
Payments on Long-Term Notes	—	(43,000)	—	—	(43,000)
Dividends Paid	(22,029)	—	—	—	(22,029)
Other Financing Activities	(94)	(986)	—	—	(1,080)

Net Cash Provided by (Used in) Financing Activities	$90,549	$(43,986)	$—	$—	$46,563

Income Statement for the Six Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$866,697	$151,098	$—	$1,017,795
Sales - Related Parties	—	1,369	—	—	1,369
Freight - Outside	—	49,801	7,807	—	57,608
Freight - Related Parties	—	562	—	—	562
Other Income (including equity earnings)	36,407	58,188	(30,156)	(25,446)	38,993

Total Revenue and Other Income	36,407	976,617	128,749	(25,446)	1,116,327
Cost of Goods Sold and Other Operating Charges	10,427	668,575	191,468	(78,908)	791,562
Intercompany Activity	278	19,867	(105,369)	85,224	—
Freight Expense	—	50,363	7,807	—	58,170
Selling, General and Administrative Expense	—	29,476	6,997	—	36,473
Depreciation, Depletion and Amortization	1,535	113,078	10,240	(1,854)	122,999
Interest Expense	10,186	6,158	1,622	—	17,966
Taxes Other Than Income	2,134	70,438	12,990	—	85,562
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	24,560	957,341	125,755	4,462	1,112,118

Earnings (Loss) Before Income Taxes	11,847	19,276	2,994	(29,908)	4,209
Income Taxes (Benefit)	(6,869)	(3,430)	560	—	(9,739)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	18,716	22,706	2,434	(29,908)	13,948

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	(2,900)	(1,868)	—	(4,768)

Net Income (Loss)	$18,716	$25,606	$4,302	$(29,908)	$18,716

Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$205,173	$77,829	$(43,900)	$—	$239,102

Cash Flows from Investing Activities:
Capital Expenditures	$(5,303)	$(85,561)	$(20,042)	$—	$(110,906)
Investment in Equity Affiliates	—	(214)	(4,496)	—	(4,710)
Other Investing Activities	3	9,688	68,008	—	77,699

Net Cash (Used in) Provided by Investing Activities	$(5,300)	$(76,087)	$43,470	$—	$(37,917)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(177,954)	$—	$—	$—	$(177,954)
Proceeds from Long-Term Notes	—	—	1,007	—	1,007
Dividends Paid	(22,032)	—	—	—	(22,032)
Other Financing Activities	228	(1,937)	1,953	—	244

Net Cash (Used in) Provided by Financing Activities	$(199,758)	$(1,937)	$2,960	$—	$(198,735)

Income Statement for the Six Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$828,432	$158,843	$—	$987,275
Sales - Related Parties	—	819	—	—	819
Freight - Outside	—	55,435	14,696	—	70,131
Freight - Related Parties	—	549	1,265	(1,265)	549
Other Income (including equity earnings)	26,317	18,374	500	(21,290)	23,901

Total Revenue and Other Income	26,317	903,609	175,304	(22,555)	1,082,675
Cost of Goods Sold and Other Operating Charges	8,533	595,560	200,563	(79,235)	725,421
Intercompany Activity	(3,725)	6,777	(94,707)	91,655	—
Freight Expense	—	55,984	15,961	(1,265)	70,680
Selling, General and Administrative Expense	—	27,595	6,257	—	33,852
Depreciation, Depletion and Amortization	841	120,757	12,515	(1,855)	132,258
Interest Expense	10,079	10,507	1,399	—	21,985
Taxes Other Than Income	2,023	75,438	16,131	—	93,592
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	17,751	891,581	158,119	9,300	1,076,751

Earnings (Loss) Before Income Taxes	8,566	12,028	17,185	(31,855)	5,924
Income Taxes (Benefit)	(5,962)	(4,747)	2,105	—	(8,604)

Net Income (Loss)	$14,528	$16,775	$15,080	$(31,855)	$14,528

Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(144,297)	$156,308	$63,718	$—	$75,729

Cash Flows from Investing Activities:
Capital Expenditures	$(6,526)	$(90,084)	$(53,164)	$—	$(149,774)
Investment in Equity Affiliates	(20,177)	(50)	(14,693)	—	(34,920)
Other Investing Activities	—	1,643	(1,010)	—	633

Net Cash Used in Investing Activities	$(26,703)	$(88,491)	$(68,867)	$—	$(184,061)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(32,078)	$—	$—	$—	$(32,078)
Proceeds from Long-Term Notes	246,310	—	—	—	246,310
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Dividends Paid	(44,054)	—	—	—	(44,054)
Other Financing Activities	659	(1,873)	—	—	(1,214)

Net Cash Provided by (Used in) Financing Activities	$170,837	$(67,873)	$—	$—	$102,964

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, or for the first fiscal year or interim period that begins after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest in that it acquired before February 1, 2003. As of June 30, 2003, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued and will be effective for CONSOL Energy for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of 2003. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatory redeemable shares. As of June 30, 2003, CONSOL Energy does not hold any mandatory redeemable freestanding financial instruments.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based compensation – Transition and Disclosure,” was issued and the disclosure requirements were adopted beginning with the year ended December 31, 2002. CONSOL Energy is currently evaluating the alternative methods of transition to determine if the Company will change to the fair value based method of accounting for stock-based employee compensation.

Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002 respectively. The FASB, the Securities and Exchange Commission and others are engaged in deliberations on the issue of whether SFAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements to be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from gas properties as intangible assets on our balance sheets only, but these costs would continue to be disclosed in the aggregate with other costs of our oil and gas properties in the notes to our financial statements in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). Additional disclosures required by SFAS 141 and 142 would be included in the notes to financial statements. Historically, we and, to our knowledge, all other oil and gas companies have included these oil and gas leasehold interests as part of oil and gas properties, even after SFAS 141 and 142 became effective. We believe that few oil and gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of SFAS 141 and 142. CONSOL Energy understands that this interpretation of SFAS 141 and 142 would only affect our balance sheet classification of oil and gas leaseholds acquired after June 30, 2001, and our results of operations would not be affected since these leasehold costs would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. At December 31, 2002 and June 30, 2003, approximately $16,000 would be classified on our balance sheet as “intangible leaseholds” if we applied the interpretation currently being deliberated. This classification would require us to make the disclosures set forth under SFAS 142 related to these interests. We currently make the disclosures required by SFAS 69. We continue to classify oil and gas leaseholds as tangible oil and gas properties until further guidance is provided.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales for the three months ended June 30, 2003 were 16.0 million tons, including a portion of sales by equity affiliates, of which 15.4 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales of 16.3 million tons for the three months ended June 30, 2002, of which 15.8 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. The decrease in tons sold was due primarily to the closure of the Dilworth and Windsor mines as a result of economically depleted reserves. The decrease in tons sold was also attributable to the idling of the Rend Lake Mine and the sale of the assets at the Cardinal River Mine and Line Creek mines. Production from CONSOL Energy operations, including our percentage of the production for equity affiliates, was 15.5 million tons during the three months ended June 30, 2003 and 16.7 million tons during the three months ended June 30, 2002. Company produced inventory, including our portion of inventory at equity affiliates, was 2.5 million tons at June 30, 2003 and was 3.0 million tons at December 31, 2002. As of July 2003, CONSOL Energy has firm or committed coal sales for 98% of its projected remaining 2003 production of 31 to 32 million tons at an average sales price of $27.53 per ton. However, in recent periods, as inventory levels at customers increased, we agreed to allow customers to defer accepting delivery of tons that were contractually committed. Market conditions caused by decreasing demand for electricity could result in our agreeing to allow customers to defer accepting delivery.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 4.9% to 12.4 billion cubic feet for the three months ended June 30, 2003 compared with 11.8 billion cubic feet in the three months ended June 30, 2002. The increased sales volumes are primarily due to higher production as a result of additional wells coming on line from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates, but excluding the effects of derivative transactions, increased 44.1% to $4.38 per million British thermal units in the three months ended June 30, 2003 compared with $3.04 per million British thermal units in the three months ended June 30, 2002. Gas prices for the second quarter of 2003 were higher than levels during the second quarter of 2002 primarily due to decreasing gas inventory levels throughout the industry. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges. These transactions have resulted in a $2.7 million reduction of revenue and a $0.4 million increase in other comprehensive loss (net of a $0.2 million increase in deferred tax assets) in the three months ended June 30, 2003. The average sales price, including sales of equity affiliates and including the effects of derivative transactions, was $4.15 per million British thermal unit for the 2003 period, a 36.8%, or $1.12 increase compared to the average sales price of $3.04 per million British thermal unit for the 2002 period. CONSOL Energy sold 88% of sales volumes in the 2003 period at an average price of $3.92 per million British thermal unit compared to 86% of sales volumes in the 2002 period at $2.96 per million British thermal unit under contracts agreed to in prior periods. As of July 2003, CONSOL Energy has fixed gas prices for 44.8 billion cubic feet, or approximately 90%, of its projected 2003 production at $4.04 per million British thermal unit subject to the effects of mark to market adjustments that will be determined at the end of each period.

In July 2003, Standard and Poor’s lowered its rating of our long-term debt to BB+. Standard and Poor’s defines an obligation rated ‘BB’ (5th lowest out of 10 rating categories) as less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus sign shows relative standing within the rating category. As a result of the lower debt rating, CONSOL Energy is no longer able to participate as a seller in the commercial paper market. Alternate sources of short-term borrowing, including the Senior Revolving Credit facility and the Accounts Receivable Securitization, are available and sufficient to service CONSOL’s current liquidity and capital requirements. Also, CONSOL Energy is currently exploring options to refinance its $218 million short-term facility that expires in September 2003. If the facility cannot be extended or replaced, our ability to secure letters of credit to meet regulatory obligations may be affected.

Also, in July 2003, Moody’s Investor Service placed CONSOL Energy under review for possible downgrade. In August 2002, Moody’s Investor Service lowered the senior unsecured debt ratings of CONSOL Energy from Baa1 to Baa2 (9th lowest out of 21 rating categories). At that time, Moody’s Investor Service also changed our rating outlook from stable to negative. Bonds which are rated ‘Baa’ are considered as medium-grade obligations (i.e., they are neither highly protected nor poorly secured). The rating means that interest payments and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such bonds lack outstanding investment characteristics and in fact have speculative characteristics as well. The modifier 2 indicates that the obligation ranks in the mid-range of its generic rating category.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In July 2003, CONSOL Energy entered into agreements with Triana Energy Inc. to explore for and produce natural gas on CONSOL Energy’s existing properties located in southwestern Virginia. The agreement calls for CONSOL Energy and Triana Energy Inc. to develop jointly natural gas on approximately 138,000 acres leased or owned by CONSOL Energy through June 2008. Triana Energy Inc. will be responsible for geological evaluation, drilling, and completion of all wells. CONSOL Energy will be the operator of the wells, and will be responsible for construction and operation of all gathering systems. Triana Energy Inc. and CONSOL Energy will share as 50% partners on a well by well basis at CONSOL Energy’s option. The project is considered an exploration of an undeveloped area. No reserve estimates for conventional gas are available for this property. It is anticipated that drilling will start in the third quarter of 2003 and CONSOL Energy expects to incur approximately $1 million of capital expenditures in the remainder of 2003 related to this project.

In July 2003, CONSOL Energy entered an agreement with C&P Coal Corporation, a Salt Lake City-based corporation, to sell the physical assets, inventory, mine reserves and operations of its Emery Mine in Utah. The sale is subject to final due diligence and receipt of various business approvals, and is expected to close in the fourth quarter of 2003. This transaction is not expected to have a material impact on the financial position or results of operations of CONSOL Energy.

In June 2003, RWE AG, the owner of 74% of the common stock of CONSOL Energy, announced in amendment to its Schedule 13D filing that it was considering the disposition of some or all of its shares. The disposition, if it occurs, could take various forms. RWE stated that it reserves the right not to dispose of any shares.

In May 2003, CONSOL Energy filed an $800 million universal shelf registration statement with the Securities and Exchange Commission. This filing is currently under review by the staff of the Securities and Exchange Commission and to date has not become effective.

In April 2003, CONSOL Energy entered into an agreement to establish an Accounts Receivable Securitization facility that will provide, on a revolving basis, up to $125 million of short term funding. Costs for drawing against this facility are based on commercial paper interest rates. This facility had approximately $66 million available at June 30, 2003.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is estimated to be approximately $8 million, net of expected insurance recovery. The Loveridge Mine was idle during 2002. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire is currently being extinguished and preparations are being made to begin production during the first-half of 2004.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, conveyor belt and steel framework on which the belt travels. Repairs took several weeks to complete and are estimated to cost approximately $7 million, net of expected insurance recovery. Longwall coal production, which accounts for the majority of coal normally produced at the mine, resumed on February 10, 2003.

CONSOL Energy continues to convert to a new integrated information technology system provided by SAP AG to support business processes. The new technology is expected to provide strategic software alternatives to meet future core business needs. The system will continue to be implemented in stages throughout 2003 at an estimated total cost of $53 million, of which $42 million has already been incurred.

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months
Ended June 30, 2002

Net Income

CONSOL Energy’s net income was $11 million for the three months ended June 30, 2003 compared to $9 million for the three months ended June 30, 2002. The increase primarily was due to a $28 million increase in sales revenue, offset, in part, by a $21 million increase in costs of goods sold and other charges and a $15 million reduction in income tax benefits. Higher sales revenue was due mainly to higher average sales prices for coal and gas in the 2003 period compared to the 2002 period. Higher cost of goods sold and other charges primarily was due to increased costs related to long-term employee benefits such as Other Post Employment Benefits and Salaried Pension costs and increased gas royalty expenses related to the higher average sales prices received. The change in income taxes was due mainly to pre-tax income in the 2003 period compared to pre-tax loss in the 2002 period with little loss of percentage depletion tax benefits. Changes in net income for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 were also due to a $4 million increase in Other Income, a $4 million reduction in depreciation, depletion and amortization, and a $4 million reduction in Interest Expense, offset, in part, by a $2 million increase in selling, general and administrative costs. The increase in Other Income was primarily due to the expiration of a nonrefundable option granted to a third party to purchase property and the sale of surplus equipment. The reduction in depreciation, depletion and amortization was primarily due to equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to the 2003 period that coincided with the closure of the mine due to economically depleted reserves. The reduction in interest expense was primarily due to the implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” and lower average commercial paper balances outstanding during the 2003 period. General and administrative costs increased primarily due to increased training and other costs related to the implementation of the new integrated information technology system provided by SAP AG, higher salaried pension expenses and higher medical expenses for retired employees.

Revenue

Sales increased $28 million, or 5.9%, to $511 million for the 2003 period from $483 million for the 2002 period.

Revenues from the sale of gas increased 44.6%, or $16 million, to $51 million in the 2003 period compared to $35 million in the 2002 period. The increase was primarily due to a higher average sales price in the 2003 period compared to the 2002 period. The average sales price, including the effects of derivative transactions, was $4.15 per million British thermal unit for the 2003 period, a 36.5%, or $1.11 increase compared to the average sales price of $3.04 per million British thermal unit for the 2002 period. The increase in average sales price was primarily due to decreasing gas inventory levels throughout the industry. CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contract nominations generally not exceeding one year. CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. CONSOL Energy sold 88% of sales volumes in the 2003 period at an average price of $3.92 per million British thermal unit compared to 86% of sales volumes in the 2002 period at $2.96 per million British thermal unit under contracts agreed to in prior periods. The increase in gas sales revenue was also due to higher volumes of gas sold. Sales volumes were 12.4 billion cubic feet, a 5.7%, or 0.7 billion cubic feet increase from the 2002 period. Higher sales volumes were a result of wells coming on line from the ongoing drilling program.

Company produced coal sales revenue increased $11 million, or 2.7%, to $423 million in the 2003 period from $412 million in the 2002 period. The increase in company produced coal revenue was due mainly to higher average sales prices per ton. Average sales price per ton of company produced coal increased 4.0% to $27.67 per ton for the 2003 period from $26.60 per ton for the 2002 period. The increase in average sales price reflects higher prices negotiated in the second half of 2002. Company produced tons sold were 15.3 million tons in the 2003 period, a 0.2 million ton, or 1.3%, decrease from the 2002 period. The decrease in tons sold was primarily due to the closure of the Dilworth and Windsor mines because economically mineable reserves were depleted. The decrease in tons sold was also attributable to the idling of the Rend Lake Mine and the sale of the assets at the Cardinal River Mine. These closed and idled mines reduced overall company production. The decreases in tons sold at these closed and idled mines were offset, in part, by increased sales of coal produced at the McElroy Mine and several other mines. The increases at McElroy Mine were due primarily to the mine running for the full three month period in 2003 compared to being idled for two months of the 2002 period. The increase at McElroy is also attributable to the preparation plant expansion that was completed in the last quarter of 2002.

Revenues from the sale of purchased coal increased by $3 million, or 21.4%, to $18 million in the 2003 period from $15 million in the 2002 period. The increase in purchased coal revenue was due mainly to an increase in the tons sold. Purchased coal tons sold were 0.6 million tons in the 2003 period, a 0.2 million ton, or 35.2%, increase from the 2002 period. The increase in sales volumes of purchased coal was offset, in part, by a decrease in the average sales price per ton of purchased coal. Average sales price per ton of purchased coal decreased $3.54 per ton, or 10.2%, to $31.00 in the 2003 period compared to $34.54 per ton in the 2002 period.

Revenues from the sale of industrial supplies were $16 million for both the 2003 period and the 2002 period.

Freight revenue, outside and related party, decreased 25.3% to $26 million for the 2003 period from $34 million in the 2002 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $20 million in the 2003 period compared to $16 million in the 2002 period. The increase of $4 million, or 26.9% was primarily due to $7 million of additional gain on sale of assets in the 2003 period. The gain on sale of assets in the 2003 period principally relates to an option granted to a third party to purchase property, which expired, for which CONSOL Energy received nonrefundable proceeds of $5 million. Gain on sale of assets also includes gain from the sale of surplus equipment. The increase in Other Income was also due to a $2 million gain on a foreign currency derivative. We entered into foreign currency hedge contracts on July 10, 2002 to permit CONSOL Energy Australia Pty (CEA) to purchase Australian dollars at a fixed exchange rate. CEA entered into these hedges in order to minimize exposure to foreign exchange rate fluctuations. Future hedge contracts will be made in order to satisfy the requirement in CEA’s credit agreement to provide protection for the forecasted currency exposure for a rolling two-year period. Other income also includes a $3 million refund received from the federal government for prior claims related to harbor maintenance fees imposed by Federal statue that was subsequently declared unconstitutional. These claims have been pursued since 1991, and we do not expect other refunds related to these claims. These changes in Other Income were reduced, in part, by $7 million of income related to a contract settlement which occurred in the 2002 period. Reductions of $1 million were due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of Goods Sold and Other Operating Charges increased $21 million, or 5.8%, to $384 million in the 2003 period compared to $363 million in the 2002 period.

Gas operations cost of goods sold increased 34.2% to $21 million in the 2003 period from $16 million in the 2002 period. The increase of $5 million was due mainly to a 26.5% increase in the average cost per million British thermal unit sold. The average cost per million British thermal unit was $1.72 in the 2003 period compared to $1.36 in the 2002 period. Average cost per million British thermal unit increased in the 2003 period primarily due to an increase of $0.30 per million British thermal unit in royalty expense. Royalty expense increased primarily due to a 44.1% increase in average sales price per British thermal unit in the 2003 period compared to the 2002 period. The increase in cost was also due to a 5.7% increase in the volume sold. Volumes in the 2003 period were 12.4 million cubic feet compared to 11.7 million cubic feet in the 2002 period. The increased volumes sold were due mainly to additional production from wells coming on line.

Cost of goods sold and other charges for company produced coal was $297 million in the 2003 period, an increase of $11 million, or 4.1%, from $286 million in the 2002 period. The increase in cost of goods sold and other charges for company produced coal was due to a $1.02, or 5.5%, increase in the cost per ton sold. Costs per ton of coal sold were higher primarily due to increased medical expense for retired employees and increased salaried pension expenses. Retiree medical and salaried pension expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. These increases in cost per ton of company produced coal were offset, in part, by a decrease in the volume of company produced coal sold. Company produced sales tons decreased 0.2 million tons, or 1.3%, to 15.3 million tons in the 2003 period compared to 15.5 million tons in the 2002 period.

Purchased coal cost of goods sold and other charges increased 19.7% to $18 million in the 2003 period from $15 million in the 2002 period. The $3 million increase was due mainly to a 0.2 million ton, or 35.2%, increase in the volume of purchased coal sold. This increase in costs due to volume was offset, in part, by a $3.87, or 11.5%, decrease in the cost per ton of purchased coal. The average cost per purchased ton was $29.78 in the 2003 period compared to $33.65 in the 2002 period. The average cost per purchased ton decreased as a result of general market conditions during the period.

Miscellaneous cost of goods sold and other operating charges increased $7 million to $16 million in the 2003 period from $9 million in the 2002 period. An increase of approximately $1 million is due to severance cost accruals for the Cardinal River Mine, for which CONSOL Energy remains responsible following the sale of the mine’s assets. The termination plan for the Cardinal River Mine was communicated to employees of the mine during the 2003 period. Accordingly, CONSOL Energy recognized the cost estimate of the plan for which it is responsible. An increase of approximately $1 million was due to additional salary incentive compensation accruals under a company plan for employees in the 2003 period compared to the 2002 period. The remaining $5 million increase in miscellaneous cost of goods sold and other operating charges was due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

These increases in the cost of goods sold and other charges were offset, in part, by decreases in cost of goods sold and other charges for closed and idle mines. Cost of goods sold and other charges for closed and idle mines have decreased $4 million, or 21.8%, to $15 million in the 2003 period from $19 million in the 2002 period. The decrease is primarily due to approximately $10 million of expenses related to mines that were idled for all or part of the 2002 period that were operating in the 2003 period, including the Loveridge, Humphrey and McElroy mines, or that were closed in the 2002 period. The decreases in costs associated with closed and idle mines were offset, in part, by approximately $5 million of additional mine closing and reclamation expenses related to changes in the method of accounting for these liabilities. In January 2003, CONSOL Energy adopted Statement of Financial

Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Under the previous method of accounting for mine closing, reclamation and gas well closing obligations, the estimated obligations for closed mines were fully accrued and adjusted annually as the estimates were updated by engineers. The decrease in costs was also offset, in part, by approximately $2 million of costs attributable to several mines that were idled or closed shortly before the 2003 period that were operating during the 2002 period. These mines include Dilworth, Rend Lake and Meigs Mines.

Industrial supplies cost of goods sold also decreased $1 million, or 3.7%, to $18 million in the 2003 period compared to $19 million in the 2002 period. The decrease was due to reduced sales volumes.

Freight expense decreased 25.3% to $26 million in the 2003 period from $34 million in the 2002 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased $2 million, or 12.8%, to $19 million in the 2003 period from $17 million in the 2002 period. The increase is due to increased training costs and other costs related to the implemented modules of the new integrated information technology system provided by SAP AG. We continue to convert various portions of our computer systems into this new technology. Selling, general and administrative expenses have also increased due to higher medical costs for active and retired employees and increased salaried pension costs. These increases in costs were offset, in part, by lower use of professional consulting services in the 2003 period.

Depreciation, depletion and amortization expense decreased $4 million, or 5.3%, to $62 million in the 2003 period compared to $66 million in the 2002 period. The decrease of $4 million is primarily due to equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to the 2003 period to coincide with the closure of the mine due to economically depleted reserves. This decrease was offset, in part, by increased amortization expense related to the gas segment primarily due to additional production in the 2003 period. The decrease was also offset, in part, by a $1 million increase due to the depreciation of the assets recorded in relation to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires depreciation of the capitalized asset retirement cost. The depreciation of these assets is generally determined on a units-of-production basis over the life of the producing assets.

Interest expense decreased $4 million, or 28.3%, to $8 million for the 2003 period compared to $12 million for the 2002 period. Interest expense decreased $2 million due to the implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Interest expense on commercial paper decreased $1 million in the 2003 period compared to the 2002 period. This was due primarily to a $182 million reduction in the average principal amount of commercial paper outstanding and a 0.6% per annum reduction in the weighted average interest rate in the 2003 period from the 2002 period.

Taxes other than income decreased 1.0% to $42 million for the 2003 period compared to $43 million for the 2002 period. The decrease of $1 million was due to slightly reduced property taxes, offset in part, by increased severance taxes. Property taxes decreased due to an adjustment in the 2003 period to prior year estimated accruals to reflect actual amounts paid. Severance taxes increased due to increased volume and market price of gas sold in the 2003 period compared to the 2002 period.

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have received refunds in the 2003 period for our claims and related interest for the years 1994-1999. Upon receipt of these items, we have adjusted our estimate of interest receivable to the actual amount received. This adjustment resulted in an additional $0.6 million of income due mainly to interest income related to these claims. A $26 million receivable for the claims for the years 1991-1993 is still outstanding. There is no interest receivable related to these claims.

Income Taxes

Income taxes were an expense of $5 million in the 2003 period compared to a benefit of $10 million in the 2002 period. The change of $15 million was due mainly to pre-tax income in the 2003 period compared to pre-tax loss in the 2003 period with little loss of percentage depletion tax benefits. Our effective tax rate for the 2003 period was determined using an annual effective rate method compared to the discrete method used in the quarter ended March 31, 2003. The effective tax rate is sensitive to changes in annual profitability and percentage depletion. The provision for income taxes is adjusted at the time the returns are filed to reflect changes in previously estimated amounts. Income taxes were reduced in the 2003 period by $1 million related to these adjustments. Income taxes were reduced by $3 million in the 2002 period.

Six Months Ended June 30, 2003 Compared with Six Months
Ended June 30, 2002

Net Income

CONSOL Energy’s net income was $19 million for the six months ended June 30, 2003 compared to $15 million for the six months ended June 30, 2002. The increase of $4 million primarily was due to $5 million of income, net of $3 million of deferred tax expense, recognized as a result of the cumulative effect of change in accounting principle related to the adoption of the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis. Income before the cumulative effect of change in accounting for mine closing, reclamation and gas well closing costs for the six months ended June 30, 2003 was $14 million compared to $15 million in the six months ended June 30, 2002. This decline is primarily due to increased costs related to long-term employee benefits including costs related to Other Post Employment Benefits and Salaried Pension and costs of approximately $15 million associated with two mine fires experienced in the year to date 2003 period. The decline was offset, in part, by higher average sales prices for gas and coal in the year to date 2003 period compared to the 2002 period, as well as an increase in Other Income primarily due to an increase in gains on sales of assets. The decline was also offset, in part, by reduced costs for depreciation, depletion and amortization and taxes other than income related to reduced production in the period-to-period comparison. Net income also reflects an income tax benefit of $10 million for the 2003 year to date period and a benefit of $9 million for the 2002 year to date period.

Revenue

Sales increased $31 million, or 3.1%, to $1,019 million for the year to date 2003 period from $988 million for the year to date 2002 period.

Revenues from the sale of gas increased 63.2%, or $39 million, to $102 million in the year to date 2003 period compared to $63 million in the year to date 2002 period. The increase was primarily due to a higher average sales price in the year to date 2003 period compared to the year to date 2002 period. The average sales price, including the effects of derivative transactions, was $4.31 per million British thermal unit for the year to date 2003 period, a 52.3%, or $1.48 increase compared to the average sales price of $2.83 per million British thermal unit for the year to date 2002 period. The increase in average sales price was primarily due to decreasing gas inventory levels throughout the industry from year to year. CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contract nominations generally not exceeding one year. CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. CONSOL Energy sold 88% of sales volumes in the year to date 2003 period at an average price of $4.09 per million British thermal unit compared to 77% of sales volumes locked in for the year to date 2002 period at an average price of $2.91 per British thermal unit under contracts agreed to in prior periods. The increase in gas sales revenue was also due to higher volumes of gas sold. Sales volumes were 24.1 billion cubic feet, a 7.4%, or 1.6 billion cubic feet increase from the year to date 2002 period. Higher sales volumes were a result of wells coming on line from the ongoing drilling program.

Company produced coal sales revenue remained constant at $841 million for both the year to date 2003 period and the year to date 2002 period. Company produced coal revenue remained constant due to an increase in average sales price, offset by a decrease in the volume sold. Average sales price per ton of company produced coal increased 3.3% to $27.40 per ton for the year to date 2003 period from $26.52 per ton for the year to date 2002 period. The increase in average sales price for the year to date 2003 period reflects higher prices negotiated in the second half of 2002. Company produced tons sold were 30.7 million tons in the year to date 2003 period, a 1.0 million ton, or 3.3%, decrease from the year to date 2002 period. The decrease in tons sold was due primarily to the closure of the Dilworth, Humphrey, Meigs and Windsor mines because economically mineable reserves were depleted. The decrease in tons sold was also attributable to the idling of the Rend Lake Mine and the sale of the assets at the Cardinal River Mine. These closed and idled mines reduced overall company production. The decreases in tons sold at these closed and idled mines were offset, in part, by increased sales of company produced coal at the McElroy Mine and several other locations. The increases at McElroy Mine were due primarily to the mine running for the full 2003 period in the year to date 2003 compared to being idled for two months of the year to date 2002 period. The increase in tons produced at McElroy is also attributable to the preparation plant expansion that was completed in the last quarter of 2002.

Revenues from the sale of purchased coal decreased by $4 million, or 10.3%, to $38 million in the year to date 2003 period from $42 million in the year to date 2002 period. Average sales price per ton of purchased coal decreased $1.67 per ton, or 4.9%, to $32.36 in the year to date 2003 period compared to $34.03 per ton in the year to date 2002 period. Purchased coal tons sold were 1.2 million tons in the year to date 2003 and the year to date 2002 periods

Revenues from the sale of industrial supplies decreased by $3 million, or 7.9%, to $31 million in the year to date 2003 period from $34 million in the year to date 2002 period primarily due to reduced sales volumes.

Freight revenue, outside and related party, decreased 17.7% to $58 million for the year to date 2003 period from $71 million in the year to date 2002 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income, derivative gains or loss and miscellaneous income, was $39 million in the year to date 2003 period compared to $24 million in the year to date 2002 period. The increase of $15 million, or 63.1% was primarily due to additional gain on sale of assets in the year to date 2003 period. The gain on sale of assets was $17 million in the year to date 2003 period compared to $2 million in the year to date 2002 period. The increase principally relates to the expiration in the year to date 2003 period of an option granted to a third party to purchase property for which CONSOL Energy received nonrefundable proceeds of $5 million. Gain on sale of assets also includes gain from the sale of surplus equipment. Increased Other Income was also due to $4 million gain on a foreign currency derivative. We entered into foreign currency hedge contracts on July 10, 2002 to permit CONSOL Energy Australia Pty (CEA) to purchase Australian dollars at a fixed exchange rate. CEA entered into these hedges in order to minimize exposure to foreign exchange rate fluctuations. Future hedge contracts will be made in order to satisfy the requirement in CEA’s credit agreement to provide protection for the forecasted currency exposure for a rolling two-year period. Other income also includes a $3 million refund received from the federal government for prior claims related to harbor maintenance fees imposed by Federal statue that was subsequently declared unconstitutional. These claims have been pursued since 1991, and we do not expect other refunds related to these claims. These changes in Other Income were reduced, in part, by $7 million of income related to a contract settlement which occurred in the year to date 2002 period.

Costs

Cost of Goods Sold and Other Operating Charges increased $67 million, or 9.1%, to $792 million in the year to date 2003 period compared to $725 million in the year to date 2002 period.

Gas operations cost of goods sold increased $10 million, or 33.2%, to $40 million in the year to date 2003 period from $30 million in the year to date 2002 period. The increase was due mainly to a 23.8% increase in the average cost per million British thermal unit sold. The average cost per million British thermal unit was $1.65 in the year to date 2003 period compared to $1.33 in the year to date 2002 period. Average cost per million British thermal unit increased in the year to date 2003 period primarily due to an increase of $0.29 per million British thermal unit in royalty expense. Royalty expense increased primarily due to a 59.4% increase in average sales price per British thermal unit in the year to date 2003 period compared to the year to date 2002 period. The increase was also due to an increase of 7.4% in the volume sold. Volumes in the year to date 2003 period were 24.1 million cubic feet compared to 22.5 million cubic feet in the year to date 2002 period. The increased volumes sold were due mainly to additional production from wells coming on line.

Cost of goods sold and other charges for company produced coal was $601 million in the year to date 2003 period, an increase of $31 million, or 5.4%, from $570 million in the year to date 2002 period. The increase in cost of goods sold and other charges for company produced coal was due to a $1.62, or 9.0%, increase in the cost per ton sold. Costs per ton of coal sold are higher primarily due to increased medical expense for retired employees and increased salaried pension expenses. Retiree medical and salaried pension expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. These increases in cost per ton of company produced coal were offset, in part, by a decrease in the volume of company produced coal sold. Company produced sales tons decreased 1.0 million tons, or 3.3%, to 30.7 million tons in the year to date 2003 period compared to 31.7 million tons in the year to date 2002 period.

Miscellaneous cost of goods sold and other operating charges increased $32 million to $49 million in the year to date 2003 period from $17 million in the year to date 2002 period. An increase of $15 million was primarily due to two mine fires in the year to date 2003 period. In January 2003, Mine 84 experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and are estimated to cost approximately $7 million, net of expected insurance recovery. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003. In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is estimated to be approximately $8 million, net of expected insurance recovery. The Loveridge Mine was idle during 2002 due to market conditions. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire has delayed this installation until sometime in 2004. Miscellaneous cost of goods sold and other operating charges also increased $6 million due to the payment of gas royalties in connection with a dispute between a subsidiary of CONSOL Energy and certain lessors of gas producing properties. An increase of approximately $1 million is due to severance cost accruals for the Cardinal River Mine for which CONSOL Energy remains responsible following the sale of the mine’s assets. The termination plan was communicated to employees of the mine during the 2003 period. Accordingly, CONSOL Energy recognized the cost estimate of the plan for which it is responsible. An increase of approximately $1 million was due to additional salary incentive compensation accruals under a company plan for employees in the year to date 2003 period compared to the year to date 2002 period. The remaining $9 million increase in miscellaneous cost of goods sold and other operating charges was due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

These increases in the cost of goods sold and other charges were offset, in part, by decreases in cost of goods sold and other charges related to purchased coal. Purchased coal cost of goods sold and other charges decreased $3 million, or 8.8%, to $37 million in the year to date 2003 period from $40 million in the year to date 2002 period. Decreased costs related to purchased coal were primarily due to a decrease in the cost per ton of purchased coal sold. The average cost per purchased ton was $31.50 in the year to date 2003 period compared to $32.55 in the year to date 2002 period due to general market conditions. Purchased coal volumes remained steady at 1.2 million in both the year to date 2003 and year to date 2002 period.

Industrial supplies cost of goods sold also decreased $2 million, or 5.9%, to $35 million in the year to date 2003 period compared to $37 million in the year to date 2002 period. The decrease was due to reduced sales volumes.

Cost of goods sold and other charges for closed and idle mines decreased $1 million, or 2.0%, to $30 million in the year to date 2003 period from $31 million in the year to date 2002 period. The decrease is primarily due to approximately $13 million of expenses related to mines that were idled for all or part of the year to date 2002 period that were operating in the 2003 period, or that were closed in the year to date 2002 period. These mines include Loveridge, Humphrey and McElroy. Cost of goods sold and other charges for closed and idle mines also decreased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material. The decreases in costs associated with closed and idle mines were offset, in part, by approximately $7 million of additional mine closing and reclamation expenses related to changes in the method of accounting for these liabilities. In January 2003, CONSOL Energy adopted the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Under the previous method of accounting for mine closing, reclamation and gas well closing obligations, the estimated obligations for closed mines were fully accrued and adjusted annually as the estimates were updated by engineers. The decrease in costs was also offset, in part, by approximately $7 million due to mines that were idled or closed shortly before the 2003 period that were operating during the 2002 period. These mines include Dilworth, Rend Lake and Meigs Mines.

Freight expense decreased 17.7% to $58 million in the year to date 2003 period from $71 million in the year to date 2002 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased $2 million, or 7.7%, to $36 million in the year to date 2003 period from $34 million in the year to date 2002 period. The increase is due to increased training costs and other costs related to the implemented modules of the new integrated information technology system provided by SAP AG. We continue to convert various portions of our computer systems into this new technology. Selling, general and administrative expenses have also increased due to higher medical costs for active and retired employees and increased salaried pension costs. These increases in costs were offset, in part, by lower usage of professional consulting services in the period to period comparison.

Depreciation, depletion and amortization expense decreased $9 million, or 7.0%, to $123 million in the year to date 2003 period compared to $132 million in the year to date 2002 period. The decrease is primarily due to equipment at the Dilworth Mine and the related preparation plant becoming fully depreciated prior to the year to date 2003 period to coincide with the closure of the mine due to economically depleted reserves. This decrease was offset, in part, by increased amortization expense related to the gas segment. The increase was primarily due to the additional production in the 2003 period. The decrease was also offset, in part, by a $2 million increase due to the depreciation of the assets recorded in relation to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires depreciation of the capitalized asset retirement cost. The depreciation of these assets is generally determined on a units-of-production basis over the life of the producing assets.

Interest expense decreased $4 million, or 18.3%, to $18 million for the year to date 2003 period compared to $22 million for the year to date 2002 period. Interest expense decreased $4 million due to the implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Interest expense on commercial paper decreased $2 million in the year to date 2003 period compared to the year to date 2002 period. This was due primarily to a $139 million reduction in the average principal amount of commercial paper outstanding and a 0.7% per annum reduction in the weighted average interest rate in the year to date 2003 period from the year to date 2002 period. Interest expense also decreased $2 million due to the reduction of long-term debt through scheduled payments. These decreases in interest expense were offset, in part, by a $3 million increase in interest expense related to the $250 million principal amount of 7.875% Notes due in 2012, which was issued in March 2002, and was not outstanding for the entire year to date 2002 period.

Taxes other than income decreased $8 million, or 8.6%, to $86 million for the year to date 2003 period compared to $94 million for the year to date 2002 period. The decrease was primarily due to a $3 million reduction in production taxes related to lower production volumes in the year to date 2003 period compared to the year to date 2002 period. Coal production was 31 million tons in the year to date 2003 period compared to 36 million tons in the year to date 2002 period. Payroll taxes were reduced by $2 million primarily due to the closure or idling of several mines in the period-to-period comparison. Dilworth, Rend Lake and Humphrey Mines were not operating in the year to date 2003 period and, therefore, the number of employees was lower in the 2003 period compared to the 2002 period. Property taxes were reduced $2 million due to the adjustment of prior year estimated accruals to the actual amounts paid in the year to date 2003 period.

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have received refunds in the year to date 2003 period for our claims and related interest for the years 1994-1999. Upon receipt of these items, we have adjusted our estimate of interest receivable to the amount received. This adjustment resulted in an additional $0.6 million due mainly to interest income related to these claims. A receivable for the claims for the years 1991-1993 is still outstanding. There is no interest receivable related to these claims.

Income Taxes

Income taxes were a benefit of $10 million in the year to date 2003 period compared to a benefit of $9 million in the year to date 2002 period. Our effective tax rate for the year to date 2003 period was 231.4% (see note 4 to the consolidated financial statements in the June 30, 2003 Form 10-Q for additional information). The effective rate for the period was calculated using an annual effective rate method versus the discrete method used in the quarter ended March 31, 2003 which was determined using an annual effective rate method. The effective tax rate is sensitive to changes in annual profitability and percentage depletion. The provision for income taxes is adjusted at the time the returns are filed to reflect changes in previously estimated amounts. Income taxes were reduced in the year to date 2003 period by $1 million related to these adjustments. Income taxes were reduced by $3 million in the year to date 2002 period.

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs

Effective January 1, 2003, CONSOL Energy adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, as required. CONSOL Energy reflected a gain of approximately $5 million, net of a tax cost of approximately $3 million. At the time of adoption, total assets, net of accumulated depreciation, increased approximately $59 million and total liabilities increased approximately $51 million. The amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rate.

Previous accounting standards generally used the units-of-production method to match estimated retirement costs with the revenues generated by the producing assets. In contrast, SFAS No. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a units-of-production basis, whereas the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. Because of the long lives of the underlying producing assets, the impact on net income in the near term is not expected to be material.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. A principal source of borrowing has been the issuance of commercial paper. In July 2003, Standard and Poor’s lowered its rating of our long-term debt to BB+ and Moody’s Investor Service placed CONSOL Energy under review for possible downgrade. As a result, CONSOL Energy is no longer able to participate as a seller in the commercial paper market. Alternate sources of short-term borrowing, including the Senior Revolving Credit facility, are available and sufficient to service CONSOL’s current working capital requirements previously financed by commercial paper issuances. At June 30, 2003, CONSOL Energy had an aggregate principal amount outstanding of $25 million of commercial paper.

In September 2002, CONSOL Energy entered into a new senior credit facility that provides for an aggregate $485 million that may be used for commercial paper maturities, letters of credit and borrowings for other corporate purposes. We provide letters of credit required by law to assure payment of certain long-term liabilities. The senior credit facility consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The senior credit facility has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 2.01 to 1.0 at June 30, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.87 to 1.0 at June 30, 2003.

At June 30, 2003, this facility had $386 million of additional capacity. At July 31, 2003, this facility has $405 million of additional capacity. CONSOL Energy is currently exploring options to refinance the short term facility that expires in September 2003. If the facility cannot be replaced, our ability to secure letters of credit to meet regulatory obligations may be affected.

In April 2003, CONSOL Energy and certain of its U.S. subsidiaries entered into a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds are consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At June 30, 2003, eligible accounts receivable total approximately $116 million, of which the subordinated retained interest was approximately $66 million. Accordingly, $50 million of accounts receivable were removed from the consolidated balance sheet at June 30, 2003. The proceeds are included in cash flows from operating activities in the consolidated statement of cash flows.

CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments in 2003 and to provide letters of credit required by law to assure payment of certain long-term liabilities. Nevertheless, the ability of CONSOL Energy to satisfy its debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. These transactions resulted in other comprehensive loss of $2.4 million (net of $1.5 million of deferred tax) in the six months ended June 30, 2003.

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

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $151 million at June 30, 2003 and $162 million at December 31, 2002. Stockholders’ equity was reduced by $8 million in the six months ended June 30, 2003 due to Other Comprehensive Losses. Stockholders’ equity was reduced by $56 million in the twelve months ended December 31, 2002 due to Other Comprehensive Losses. These losses relate primarily to minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans. Comprehensive losses are generally calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. Due to changes in our salaried pension plan that were communicated to employees in June 2003, our pension plan liabilities were remeasured as of July 1, 2003. As a result, our comprehensive loss amounts were adjusted during the three months ended June 30, 2003. Changes in our salaried pension plan include early retirement reduction factors dependent on a combination of the age of the employee and the employee’s years of service. See Consolidated Statements of Stockholders’ Equity and Note 20 of the notes to consolidated financial statements included in our Annual Report on 2002 Form 10-K for the year ended December 31, 2002, as amended.

Dividend information for the current fiscal year, to date, is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
July 25, 2003	$0.14	August 8, 2003	September 2, 2003
April 25, 2003	$0.14	May 9, 2003	May 30, 2003
January 27, 2003	$0.14	February 10, 2003	February 28, 2003

Under our $485 million Senior Revolving Credit facility, payment of dividends must be suspended in the event of a default under the facility.

Cash Flows

Net cash provided by operating activities was $239 million for the six months ended June 30, 2003 compared to $76 million for the six months ended June 30, 2002. The change in net cash provided by operating activities is primarily due to the following items:

•	Coal inventories decreased 0.2 million tons in the six month period ended June 30, 2003 compared to an increase of 4.1 million tons in the six month period ended June 30, 2002.

•	The decrease in inventories also resulted in a decrease of prepaid expenses related to deferred freight charges that are accumulated in proportion to the amount of coal inventory carried.

•	The Accounts Receivable Securitization Facility that will provide, on a revolving basis, up to $125 million of short-term funding. Costs for drawing against this facility are based on commercial paper interest rates. At June 30, 2003, eligible accounts receivable total approximately $116 million, of which the subordinated retained interest was approximately $66 million. Accordingly, approximately $50 million of accounts receivable were removed from the consolidated balance sheet at June 30, 2003. .

•	The receipt of approximately $68 million of refunds in the year to date 2003 period for our black lung excise tax claims and related interest for the years 1994-1999.

•	Increased receivables related to the insurance receivables for two mine fires.

•	Other post-employment benefits paid out of operating cash flows. These benefit payments were paid from trust assets in the year to date 2002 period and did not impact operating cash flow.

Net cash used in investing activities was $38 million in the year to date 2003 period compared to $184 million in the year to date 2002 period. The change in net cash provided by (used in) investing activities was primarily due to increased proceeds from the sale of assets and reduced capital expenditures. Proceeds from the sales of assets were $81 million in the year to date 2003 period compared to $3 million in the year to date 2002 period. The increase was due mainly to approximately $70 million of cash proceeds received in the sale of our interests in Canadian coal assets and port facilities to Fording Inc. for a note and cash in February 2003. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. We sold the coal trust units in March 2003. Capital expenditures were $111 million in the year to date 2003 period compared to $150 million in the year to date 2002 period. Capital expenditures were higher in the 2002 period due mainly to monies being spent for the expansion of the McElroy Preparation Plant, which was completed and placed in service in 2002. Capital expenditures were also higher in the 2002 period due to additional gas wells being drilled in the 2002 period compared to the 2003 period. Cash used in investing activities also improved due to a reduction in the amounts invested in equity affiliates. Investments in equity affiliates was $5 million in the year to date 2003 period compared to $35 million in the year to date 2002 period. The change was primarily due to $28 million in payments made to a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility in the year to date 2002 period.

Net cash used in financing activities was $199 million in the year to date 2003 period compared with net cash provided by financing activities of $103 million in the year to date 2002 period. The change in net cash used in or provided by financing activities primarily reflects the cash received in the 2002 period of approximately $246 million related to the issuance on March 7, 2002 of 7.875% notes due 2012. This decrease was offset, in part, by $66 million for a scheduled long term payment made in the 2002 period on unsecured notes. Also, dividend payments were $22 million in the year to date 2003 period compared to $44 million in the year to date 2002 period due to the reduction of quarterly dividend payments to $0.14 per share beginning with the quarter ended June 30, 2002 from $0.28 per share for each of the previous quarters.

The following is a summary of our significant obligations at June 30, 2003 (in thousands):

	Payments due by Year
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total

Short-term Notes Payable	$28,357	$—	$—	$—	$28,357
Long-term Debt	48,382	7,163	56,981	378,693	491,219
Capital Lease Obligations	4,322	1,934	—	—	6,256
Operating Lease Obligations	12,690	20,884	16,478	4,923	54,975

Total Obligations	$93,751	$29,981	$73,459	$383,616	$580,807

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimated the payments, net of any applicable trust reimbursements, related to these items at June 30, 2003 (in thousands) to be:

Payments due by Year
Within 1 Year	2-3 Years	4-5 Years	Total

$305,806	$575,230	$540,004	$1,421,040

As discussed in “Critical Accounting Policies” and in the Notes to our Consolidated Financial Statements included in our Annual Report Form 10-K for the year ended December 31, 2002, as amended, to which we refer you, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. Due to changes in our salaried pension plan that were communicated to employees in June 2003, our pension plan liabilities were remeasured as of July 1, 2003. As a result, our comprehensive loss amounts were adjusted during the three months ended June 30, 2003. Changes in our salaried pension plan include early retirement reduction factors dependent on a combination of the age of the employee and the employee’s years of service. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2003 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions. For example, the payments due in years 1 and years 2-3 include an estimate of approximately $50 million related to a final payout under a long-term coal contract which was entered into in 1984. Under this agreement, CONSOL Energy was reimbursed for estimated post closure reclamation costs plus a contingency over coal shipments made to the customer. Upon final bond release of the affected areas, reclamation costs versus monies received for reclamation over the life of the contract would be actualized.

Debt

At June 30, 2003, CONSOL Energy had total long-term debt of $497 million, including the current portion of long-term debt of $53 million. Such long-term debt consisted of:
•	an aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes are guaranteed by several CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of CONSOL Energy and of the subsidiary guarantors;
•	an aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.25% per annum and are due at various dates between 2004 and 2007. These notes are senior obligations and rank equally with all other unsecured and unsubordinated indebtedness of CONSOL Energy;
•	an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy’s Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011;
•	$17 million aggregate principal amount of borrowings under a term loan facility which allows CONSOL Energy Australia Pty Limited to borrow up to $17 million through March 31, 2004. The borrowed funds must be used for expenditures related to the design, construction, and acquisition of longwall mining equipment and infrastructure upgrades at Glennies Creek Mine, the joint venture owned 50% by CONSOL Energy Australia Pty Limited. Interest is paid quarterly at a rate of LIBOR plus 1.75%. The principal balance is payable in equal installments on March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009;
•	$33 million in advance royalty commitments with an average interest rate of 8.20% per annum; and
•	an aggregate principal amount of $6 million of capital leases with an average interest rate of 7.40% per annum.

At June 30, 2003, CONSOL Energy had an aggregate principal amount of $25 million of commercial paper outstanding that had maturities of 1 day with interest at varying rates ranging from 1.6% per annum to 1.7% per annum. A subsidiary of CONSOL Energy also had $3 million aggregate principal amount of short-term debt outstanding under a working capital bank facility utilized by the joint venture operations at the Glennies Creek Mine in Australia. Drawings against this facility are made in Australian dollars and interest is based on the Australian Bank Bills Rate reset monthly.

In July 2003, Standard and Poor’s lowered its rating of our long-term debt to BB+ and Moody’s Investor Service placed CONSOL Energy under review for possible downgrade. As a result, CONSOL Energy is no longer able to participate as a seller in the commercial paper market. Alternate sources of short-term borrowing, including the Senior Revolving Credit facility and the Accounts Receivable Securitization, are available and sufficient to service CONSOL’s current financial liquidity requirements. Also, CONSOL Energy is currently exploring options to refinance the short-term facility that expires in September 2003. If we cannot replace the short-term facility, our ability to secure letters of credit to meet regulatory obligations may be affected.

CONSOL Energy’s commercial paper program has been backed by a Senior Revolving Credit facility provided by a bank syndicate. The facility provides for an aggregate of $485 million that may be used for commercial paper maturities, letters of credit and borrowings for other corporate purposes. The agreement consists of a 364-day $218 million credit facility which expires in September 2003, and a three year $267 million credit facility which expires in September 2005. Interest is payable based, at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0 measured quarterly. This ratio was 2.01 to 1.0 at June 30, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 5.87 to 1.0 at June 30, 2003. At June 30, 2003 this facility had $386 million of additional capacity remaining. At July 31, 2003, this facility has $405 million of additional capacity.

At June 30, 2003, seven letters of credit have been issued that are supported by the Senior Revolving Credit facility. The letters of credit total $75 million and were issued to the United Mine Workers of America 1992 Benefit Fund, the Illinois Industrial Commission for self insuring workers’ compensation, Old Republic Insurance for self insuring workers’ compensation, the General Electric Capital Corp. for a guarantee of note payable related to equipment purchased by a 50% joint-venture, the U. S. Department of Labor for self insuring Longshore and Harborworkers’ compensation, the West Virginia Workers’ Compensation Division for self insuring workers’ compensation and Highmark Life and Casualty for employee healthcare insurance.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003, or for the first fiscal year or interim period that begins after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest in that it acquired before February 1, 2003. As of June 30, 2003, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued and will be effective for CONSOL Energy for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of 2003. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatory redeemable shares. As of June 30, 2003, CONSOL Energy does not hold any mandatory redeemable freestanding financial instruments.

In December 2002, Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was issued and the disclosure requirements were adopted by CONSOL Energy beginning with the year ended December 31, 2002. CONSOL Energy is currently evaluating the alternative methods of transition to determine if the Company will change to the fair value based method of accounting for stock-based employee compensation.

Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (SFAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002 respectively. The FASB, the Securities and Exchange Commission and others are engaged in deliberations on the issue of whether SFAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements to be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from gas properties as intangible assets on our balance sheets only, but these costs would continue to be disclosed in the aggregate with other costs of our oil and gas properties in the notes to our financial statements in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). Additional disclosures required by SFAS 141 and 142 would be included in the notes to financial statements. Historically, we and, to our knowledge, all other oil and gas companies have included these oil and gas leasehold interests as part of oil and gas properties, even after SFAS 141 and 142 became effective. We believe that few oil and gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of SFAS 141 and 142. CONSOL Energy understands that this interpretation of SFAS 141 and 142 would only affect our balance sheet classification of oil and gas leaseholds acquired after June 30, 2001, and our results of operations would not be affected since these leasehold costs would continue to be amortized in accordance with accounting rules for oil and gas companies provided in Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. At December 31, 2002 and June 30, 2003, approximately $16,000 would be classified on our balance sheet as “intangible leaseholds” if we applied the interpretation currently being deliberated. This classification would require us to make the disclosures set forth under SFAS 142 related to these interests. We currently make the disclosures required by SFAS 69. We continue to classify oil and gas leaseholds as tangible oil and gas properties until further guidance is provided.

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

Sensitivity analyses of the incremental effects on pre-tax income for the six months ended June 30, 2003 of a hypothetical 10 percent and 25 percent change in natural gas prices, foreign exchange and interest rates for open derivative instruments as of June 30, 2003 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$12.2	$22.7
Foreign Currency (b)	$1.0	$2.5
Interest Rates (c)	$0.3	$0.8

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2003 through 2005 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pre-tax income decreases. The fair value of these contracts was a loss of $4.2 million (net of $2.7 million deferred tax) at June 30, 2003. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

(b)	CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. The U.S. dollar notional amount of all foreign currency contracts was $19 million as of June 30, 2003. The sensitivity analysis reflects a direct correlation between increases in foreign currency exchange rates relative to the U. S. dollar and a benefit to earnings. When foreign currency exchange rates increase relative to the U.S. dollar, pre-tax income increases. The fair value of these contracts resulted in $2.4 million and $3.5 million of income in the three months and six months ended June 30, 2003, respectively.

(c)	CONSOL Energy uses interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on CONSOL Energy Australia Pty Ltd’s, one of CONSOL Energy’s subsidiaries, outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt. The fair value of these contracts was a loss of $0.7 million (net of $0.5 million deferred tax) at June 30, 2003. The use of these contracts is monitored by CONSOL Energy’s executive management and treasury group.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2003, CONSOL Energy had $497 million aggregate principal amount of debt outstanding under fixed-rate instruments and $28 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates during the three and six month periods ended June 30, 2003 relates to its commercial paper program. At June 30, 2003, CONSOL Energy had an aggregate of $25 million in commercial paper outstanding. CONSOL Energy’s commercial paper bore interest at a weighted average rate of 1.6% during the six months ended June 30, 2003. A 100 basis-point increase in the average rate for CONSOL Energy’s commercial paper would have decreased net income for the six months ended June 30, 2003 by approximately $0.5 million.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks. CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. CONSOL Energy does not have a material exposure to currency exchange-rate risks other than for these foreign currency contracts.

ITEM 4.      CONTROLS AND PROCEDURES

          (a)        Disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          (b)        Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 30, 2003, CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors, (2) ratifying the retention of PricewaterhouseCoopers LLC as CONSOL Energy’s independent accountants for the year ending December 31, 2003 and (3) ratifying amendments to the CONSOL Energy Equity Incentive Plan, including an increase in the total number of shares of Common Stock that can be covered by grants to a total of 6,500,000 shares.

(1)	Shareholders elected the following directors and the vote tabulation for each individual director was as follows:

Nominee	Votes For	Withheld
Philip W. Baxter	73,299,815	749,111
Berthold Bonekamp	69,551,393	4,497,533
Bernd Breloer	66,814,240	7,234,686
Patricia A. Hammick	73,677,439	371,487
J. Brett Harvey	69,555,648	4,493,278
C. Koether	69,557,960	4,490,966
John L. Whitmire	73,277,744	771,182
Rolf Zimmermann	69,557,383	4,491,543

(2)	The proposal to ratify the appointment of PricewaterhouseCoopers LLC as CONSOL Energy’s independent accountants for the year ending December 31, 2003 was approved by a vote of the shareholders. The number of votes cast for this proposal was 73,666,791 and the number of votes cast against this proposal was 372,959. There were 9,176 abstentions for this proposal.

(3)	The proposal to ratify the amendments to the CONSOL Energy Equity Incentive Plan, including an increase in the total number of shares of Common Stock that can be covered by grants to a total of 6,500,000 shares was approved by a vote of the shareholders. The number of votes cast for this proposal was 70,593,779 and the number of votes cast against this proposal was 3,426,159. There were 28,988 abstentions for this proposal.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Report

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2003. However, the Company did furnish information required to be furnished under Item 12 on Current Reports on Form 8-K filed April 25, 2003 (reporting issuance of a press release announcing the results of operations for the three months ended March 31, 2003).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date:    August 13, 2003

By:	/s/ WILLIAM J. LYONS

William J. Lyons, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)