Form 10-Q
period 2003-09-30
CONSOL ENERGY INC
filed 2003-11-19
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 31, 2003
Common stock, $0.01 par value	89,803,864

As more fully described in Note 15 to the Condensed Financial Statements of CONSOL Energy Inc. (CONSOL Energy), PricewaterhouseCoopers LLP (PricewaterhouseCoopers), CONSOL Energy’s independent auditor, has advised CONSOL Energy that, due to the ongoing status of an internal investigation by independent members of the CONSOL Energy Board of Directors into allegations, including that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities, raised in an October 2003 letter addressed to the Securities and Exchange Commission and received by PricewaterhouseCoopers, it is currently unable to complete its review under Statement of Auditing Standards No. 100 (SAS 100) of the unaudited Condensed Financial Statements included in this Form 10-Q. If the allegations in the letter are proved to be accurate, it could have a material adverse effect upon CONSOL Energy, its financial statements and the value of CONSOL Energy’s common stock. CONSOL Energy, however, cannot predict the timing or possible outcome of the internal investigation.

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales - Outside	$511,571	$506,901	$1,529,366	$1,494,175
Sales - Related Parties	—	—	1,369	819
Freight - Outside	27,329	31,723	84,937	101,854
Freight - Related Parties	—	1	562	550
Other Income	13,260	7,748	52,253	31,649

Total Revenue and Other Income	552,160	546,373	1,668,487	1,629,047

Cost of Goods Sold and Other Operating Charges	415,078	426,915	1,206,640	1,152,335
Freight Expense	27,329	31,724	85,499	102,404
Selling, General and Administrative Expense	20,218	15,728	56,691	49,580
Depreciation, Depletion and Amortization	61,116	65,248	184,115	197,506
Interest Expense	8,036	11,625	26,002	33,610
Taxes Other Than Income	38,783	37,780	124,345	131,372
Export Sales Excise Tax Resolution	—	(669)	(614)	(1,706)

Total Costs	570,560	588,351	1,682,678	1,665,101

Earnings (Loss) Before Income Taxes	(18,400)	(41,978)	(14,191)	(36,054)
Income Tax Expense (Benefit)	(12,505)	(34,992)	(22,244)	(43,596)

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(5,895)	(6,986)	8,053	7,542
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income Taxes of $3,035	—	—	4,768	—

Net Income (Loss)	$(5,895)	$(6,986)	$12,821	$7,542

Basic Earnings Per Share	$(0.07)	$(0.09)	$0.16	$0.10

Dilutive Earnings Per Share	$(0.07)	$(0.09)	$0.16	$0.10

Weighted Average Number of Common Shares Outstanding:
Basic	79,500,793	78,735,267	79,006,036	78,721,808

Dilutive	79,835,053	78,770,328	79,247,950	78,856,972

Dividends Paid Per Share	$0.14	$0.28	$0.42	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS

Current Assets:
Cash and Cash Equivalents	$170,118	$11,517
Accounts and Notes Receivable:
Trade	90,897	205,891
Other Receivables	87,272	127,226
Inventories	110,511	135,621
Deferred Income Taxes	78,255	92,236
Recoverable Income Taxes	35,141	21,935
Prepaid Expenses	35,470	28,411

Total Current Assets	607,664	622,837

Property, Plant and Equipment:
Property, Plant and Equipment	5,440,888	5,257,141
Less - Accumulated Depreciation, Depletion and Amortization	2,781,212	2,663,035

Total Property, Plant and Equipment - Net	2,659,676	2,594,106

Other Assets:
Deferred Income Taxes	444,211	420,718
Intangible Assets - Net	389,793	400,479
Investment in Affiliates	86,005	135,362
Restricted Cash	918	—
Other	113,071	119,658

Total Other Assets	1,033,998	1,076,217

TOTAL ASSETS	$4,301,338	$4,293,160

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) SEPTEMBER 30, 2003	DECEMBER 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$114,135	$151,371
Short-Term Notes Payable	3,399	204,545
Current Portion of Long-Term Debt	51,014	8,615
Other Accrued Liabilities	588,792	449,902

Total Current Liabilities	757,340	814,433

Long-Term Debt:
Long-Term Debt	444,549	485,535
Capital Lease Obligations	2,828	2,896

Total Long-Term Debt	447,377	488,431

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,461,014	1,437,987
Pneumoconiosis Benefits	444,671	455,436
Mine Closing	358,111	332,920
Workers’ Compensation	254,308	261,250
Deferred Revenue	68,792	102,400
Salary Retirement	67,063	91,474
Reclamation	12,641	5,812
Other	102,664	140,970

Total Deferred Credits and Other Liabilities	2,769,264	2,828,249

Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 91,267,558 Issued; and 89,792,239 Outstanding at September 30, 2003, and 78,749,001 Outstanding at December 31, 2002	913	803
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding
Capital in Excess of Par Value	833,438	643,787
Retained Earnings (Deficit)	(392,277)	(372,017)
Other Comprehensive Loss	(98,047)	(93,370)
Common Stock in Treasury, at Cost - 1,475,319 Shares at September 30, 2003 and 1,518,557 Shares at December 31, 2002	(16,670)	(17,156)

Total Stockholders’ Equity	327,357	162,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,301,338	$4,293,160

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance - December 31, 2002	$803	$643,787	$(372,017)	$(93,370)	$(17,156)	$162,047

(Unaudited)

Net Income	—	—	12,821	—	—	12,821

Issuance of Common Stock	110	189,442	—	—	—	189,552
Minimum Pension Liability (Net of $3,136 tax)	—	—	—	(5,825)	—	(5,825)
Treasury Rate Lock (Net of $39 tax)	—	—	—	(61)	—	(61)
Interest Rate Swap Contract (Net of $90 tax)	—	—	—	(142)	—	(142)
Gas Cash Flow Hedge (Net of $859 tax)	—	—	—	1,351	—	1,351

Comprehensive Income (Loss)	110	189,442	12,821	(4,677)	—	197,696

Treasury Stock Issued (43,238 shares)	—	209	—	—	486	695
Dividends ($.42 per share)	—	—	(33,081)	—	—	(33,081)

Balance - September 30, 2003	$913	$833,438	$(392,277)	$(98,047)	$(16,670)	$327,357

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net Income	$12,821	$7,542
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(4,768)	—
Depreciation, Depletion and Amortization	184,115	197,506
Gain on the Sale of Assets	(19,002)	(5,617)
Amortization of Intangible Assets - Advance Mining Royalties	3,760	7,212
Deferred Income Taxes	(8,849)	44,879
Equity in Earnings of Affiliates	4,561	5,736
Changes in Operating Assets:
Accounts Receivable Securitization	115,900	—
Accounts and Notes Receivable	36,048	7,406
Inventories	19,891	(27,062)
Prepaid Expenses	(10,278)	6,736
Changes in Other Assets	5,842	5,119
Changes in Operating Liabilities:
Accounts Payable	(26,460)	(36,636)
Other Operating Liabilities	125,190	10,868
Changes in Other Liabilities	(116,300)	(41,141)
Other	(5,502)	(3,274)

	304,148	171,732

Net Cash Provided by Operating Activities	316,969	179,274

Investing Activities:
Capital Expenditures	(186,720)	(238,053)
Additions to Intangible Assets - Advance Mining Royalties	(3,787)	(3,342)
Investment in Equity Affiliates	(8,626)	(58,791)
Proceeds from Sales of Assets	85,583	7,148

Net Cash Used in Investing Activities	(113,550)	(293,038)

Financing Activities:
Payments on Commercial Paper	(202,953)	(26,893)
Proceeds from (Payments on) Miscellaneous Borrowings	130	(2,976)
Payments on Long Term Notes	—	(66,000)
Proceeds from Long Term Notes	1,757	260,246
Dividends Paid	(33,051)	(55,070)
Proceeds from Issuance of Common Stock, net of related costs	189,552	—
Proceeds from Treasury Rate Lock	—	1,332
Payments for Bond Issuance Costs	—	(1,026)
Deposit to Restricted Cash	(918)	—
Issuance of Treasury Stock	665	609

Net Cash (Used in) Provided by Financing Activities	(44,818)	110,222

Net Increase (Decrease) in Cash and Cash Equivalents	158,601	(3,542)
Cash and Cash Equivalents at Beginning of Period	11,517	15,582

Cash and Cash Equivalents at End of Period	$170,118	$12,040

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:

Except as described in Note 15 below, the accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the disclosures required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes to the consolidated financial statements for the year ended December 31, 2002 included in CONSOL Energy Inc.’s (CONSOL Energy), Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

In connection with the review by the Staff of the Securities and Exchange Commission of a registration statement on Form S-3 filed by CONSOL Energy on May 30, 2003, and its Annual Report on Form 10-K for the year ended December 31, 2002 and its Quarterly Reports on Form 10-Q filed since then, CONSOL Energy had discussions with the Staff regarding the balance sheet classification of certain leased coal interests and whether such assets constitute tangible or intangible assets based upon certain guidance contained in Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Historically CONSOL Energy has classified such assets and the related accumulated depreciation, depletion and amortization, as Property, Plant and Equipment. CONSOL Energy has reclassified $309,918 of net leased coal interest at December 31, 2002 as intangible assets. Previously reported historical amounts also have been reclassified for comparative purposes. These assets will continue to be amortized over their respective useful lives using the units of production method where proven and probable reserves are reported and using the straight line method where proven and probable reserves are not yet reported. The reclassification had no material effect on CONSOL Energy’s operating results or financial position.

CONSOL Energy also reclassified the advance mining royalty balance sheet line item of $90,561 at December 31, 2002 to intangible assets based upon the same discussions with the Staff of the Securities and Exchange Commission. Previously reported historical amounts also have been reclassified for comparative purposes. These assets will continue to be amortized over their respective useful lives using the units of production method where proven and probable reserves are reported and using the straight line method where proven and probable reserves are not yet reported. The reclassification had no effect on CONSOL Energy’s operating results or financial position.

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,089,818 and

1,730,205 shares of common stock were outstanding for the three and nine month periods ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 2,277,591 and 1,101,693 shares of common stock were outstanding for the three and nine month periods ended September 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ were antidilutive.

The computations for basic and diluted earnings per share from continuing operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income (Loss)	$(5,895)	$(6,986)	$12,821	$7,542
Average shares of common stock Outstanding:
Basic	79,500,793	78,735,267	79,006,036	78,721,808
Effect of stock options	334,260	35,061	241,914	135,164

Diluted	79,835,053	78,770,328	79,247,950	78,856,972

Earnings per share:
Basic	$(0.07)	$(0.09)	$0.16	$0.10

Diluted	$(0.07)	$(0.09)	$0.16	$0.10

NOTE 2 – STOCK-BASED COMPENSATION:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of SFAS 123” (SFAS No. 148). CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS Nos. 123 and 148 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net (loss) income, as reported	$(5,895)	$(6,986)	$12,821	$7,542
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(1,257)	(486)	(2,952)	(1,745)

Pro forma net (loss) income	$(7,152)	$(7,472)	$9,869	$5,797

Earnings per share:
Basic - as reported	$(0.07)	$(0.09)	$0.16	$0.10

Basic - pro forma	$(0.09)	$(0.09)	$0.12	$0.07

Diluted - as reported	$(0.07)	$(0.09)	$0.16	$0.10

Diluted - pro forma	$(0.09)	$(0.09)	$0.12	$0.07

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

The cumulative effect adjustment recognized upon adoption of this statement was a gain of $4,768, net of a tax cost of approximately $3,035. The cumulative effect adjustment was recognized in the three months ended March 31, 2003. Net income for the three months and nine months ended September 30, 2002 and for the twelve months ended December 31, 2002 would not materially differ if this statement had been adopted January 1, 2002. The obligation for asset retirements is included in Mine Closing, Reclamation, Other Accrued Liabilities and Other Liabilities in the balance sheets.

The following table illustrates the pro forma impact on the carrying amounts of the obligations as of and for the period ended December 31, 2002 as if this statement had been adopted on January 1, 2002:

	Nine Months Ended September 30, 2003	Twelve Months Ended December 31, 2002
Balance at beginning of period	$452,750,822	$450,420,116
Accretion Expense	18,570,573	24,793,428
Payments	(24,430,017)	(24,378,722)
Other	(1,927,558)	1,916,000

Balance at end of period	$444,963,820	$452,750,822

NOTE 4 - INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended September 30,
	2003		2002
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(6,440)	35.0%	$(14,692)	35.0%
Excess tax depletion	(10,020)	54.5	(17,920)	42.7
Net effect of state tax	188	(1.0)	(4,571)	10.9
Net effect of foreign tax	2,079	(11.3)	2,749	(6.5)
Other	1,688	(9.2)	(558)	1.3

Income Tax (Benefit)Expense/Effective Rate	$(12,505)	68.0%	$(34,992)	83.4%

	For the Nine Months Ended September 30,
	2003		2002
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(4,967)	35.0%	$(12,619)	35.0%
Excess tax depletion	(19,698)	138.8	(25,865)	71.7
Net effect of state tax	(585)	4.1	(3,344)	9.3
Net effect of foreign tax	2,943	(20.7)	4,039	(11.2)
Prior year tax settlement	—	—	(1,908)	5.3
Other	63	(0.4)	(3,899)	10.8

Income Tax (Benefit)Expense/ Effective Rate	$(22,244)	156.8%	$(43,596)	120.9%

CONSOL Energy used a discrete tax calculation for the nine months ended September 30, 2003. An annual effective rate was not applied to the nine-month results due to the sensitivity of the rate to small changes in forecasted income. The 2002 period rate was calculated using the annual effective rate projection available at that time. A small change in our estimated annual income was not projected to cause a disproportionately large change in the annual effective rate for the year ended December 31, 2002. In addition, the provision for income tax is adjusted at the time the tax returns are filed to reflect changes in previously estimated amounts.

These adjustments, of which the federal portion is included in the Other line above, decreased income tax expense by $1,128 for the nine months ended September 30, 2003, and $1,460 for the three and nine months ended September 30, 2002.

NOTE 5 - INVENTORIES:

The components of inventories consist of the following:

	September 30, 2003	December 31, 2002
Coal	$35,377	$67,119
Merchandise for resale	21,214	18,855
Supplies	53,920	49,647

Total Inventories	$110,511	$135,621

NOTE 6 – ACCOUNTS RECEIVABLE SECURITIZATION:

In April 2003, CONSOL Energy and certain of its U.S. subsidiaries entered into a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125 million. The cost of funds are consistent with commercial paper rates, plus a charge for administrative services paid to the financial institutions. The receivables facility expires in 2006.

At September 30, 2003, eligible accounts receivable totaled approximately $120,100, of which the subordinated retained interest was approximately $4,200. Accordingly, $115,900 of accounts receivable were removed from the consolidated balance sheet at September 30, 2003. The $115,900 of proceeds are included in cash flows from operating activities in the consolidated statement of cash flows. Costs associated with the receivables facility totaled $439 and $691 for the three months and nine months ended September 30, 2003, respectively. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2003 were a discount rate of 1.60% and an estimated life of 35 days. At September 30, 2003, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $19 and $37, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in one factor may result in changes in another.

NOTE 7 –INTANGIBLE ASSETS:

Intangible assets consist of leased coal interests and advance mining royalties. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method where proven and probable coal reserves are reported and using the straight-line method where proven and probable coal reserves are not yet reported. Depletion of coal interests is computed using the units-of-production method where proven and probable coal reserves are reported and using the straight-line method where proven and probable coal reserves are not yet reported. Advance mining royalties and leased coal interests are evaluated quarterly for impairment issues, of which none were recognized in the nine months ended September 30, 2003.

	September 30, 2003	December 31, 2002
Leased coal interests	434,418	440,583
Advance mining royalties	344,778	340,229

Total gross carrying value	779,196	780,812

Less - Accumulated depletion of leased coal interests	135,974	130,665
Less - Accumulated amortization of advance mining royalties	253,429	249,668

Total accumulated depletion and amortization	389,403	380,333

Net Intangible Assets	$389,793	$400,479

Included in the September 30, 2003 gross carrying value for leased coal interests and advance mining royalties are $454 and $3,787 of current year additions, respectively.

The aggregate depletion and amortization expense for the nine months ended September 30, 2003 was $10,182.

Estimated depletion and amortization expense of lease coal interests and advance mining royalties during the next five years is as follows:

Year ended December 31,
2003	$14,624
2004	$14,323
2005	$5,499
2006	$3,627
2007	$3,350

NOTE 8 – DEBT

In September 2003, CONSOL Energy completed a 364-day $150 million Senior Secured Revolving Loan Agreement. The new agreement replaced a 364-day bank credit facility of $218,250 that expired September 15, 2003. The new agreement subsequently was terminated on September 24, 2003 upon receipt of proceeds from the Company’s sale of CONSOL Energy common stock. Additionally, the existing multi-year Senior Revolving Loan Agreement, which expires September 15, 2005, was amended to conform to the terms of the new 364-day Agreement including the provision of collateral security to the participating banks. The multi-year Senior Revolving Credit Facility provides for an aggregate of $266,750 that may be used for letters of credit and borrowings for other corporate purposes. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The senior credit facility has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.23 to 1.0 at September 30, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt discount of no less than 4.5 to 1.0, measured quarterly. This ratio was 6.85 to 1.0 at September 30, 2003. The multi-year Senior Revolving Credit Facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $293.5 million, $455.0 million and $470.0 million for the twelve months ending December 31, 2003, 2004 and 2005, respectively. At September 30, 2003, this facility had approximately $183.1 million letters of credit issued, leaving approximately $83.6 million of unused capacity. At October 31, 2003, this facility had approximately $3.6 million of letters of credit issued and $20.0 million of borrowings, leaving approximately $243.2 million of unused capacity.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 22,500 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims of plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all responsible parties is estimated to be approximately $15,000. CONSOL Energy’s portion of this claim is approximately 15-20%. CONSOL Energy has paid $2,227 to date, of which $45 has been paid in the three months ended September 30, 2003, related to the remediation of this waste disposal site and, accordingly, reduced the liability to $2,748 at September 30, 2003. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on the financial condition of CONSOL Energy and its subsidiaries. The fair values of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements at September 30, 2003.

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$410,569
Reclamation Surety Bonds (b)	Various	255,270
1992 Benefit Plan (c)	10/2002-10/2003	127,009
Gas Sales Agreements (d)	Various	109,000
Ohio Power Company (e)	6/1993-6/2006	44,542
Miscellaneous Surety Bonds (f)	Various	29,013
West Virginia Workers’ Compensation Division (g)	4/2003-4/2004	26,261
Orix Financial Services (h)	12/2002-12/2007	17,700
U.S. Bancorp (i)	7/2002-7/2007	15,311
Ginger Hill Synfuels, LLC (j)	1/2003-12/2007	10,428
Ohio Valley Electric Corporation (k)	5/2000-12/2006	10,347
Illinois Industrial Commission (l)	10/2002-10/2003	8,325
Old Republic Insurance (m)	11/2002-11/2003	6,777
Bank of Novia Scotia (n)	9/2003-10/2004	5,000
U.S. Department of Energy (o)		4,900
Pennsylvania Dept. of Environmental Protection (p)	9/2003-9/2004	4,626
Duke Energy Corporation (q)	2/2003-12/2004	3,670
Court Bonds (r)	Various	3,447
GE Capital Finance (s)	12/2002-1/2010	2,294
Commonwealth of Kentucky (t)	8/2003-8/2004	2,172
Reliant Energy (u)	12/2002-12/2005	1,575
Centimark Corp. (v)	8/2000-8/2008	1,438
U.S. Department of Labor (w)	12/2002-12/2003	1,350
W. V. Department of Environmental Protection(x)	8/2003-8/2008	918
Citibank ISDA Agreements (y)	Various	800
Orion Power (z)	12/2002-12/2005	635
Delkor Technik (Pty) Ltd (aa)	7/2003-1/2004	581
Highmark Life & Casualty (bb)	5/2003-4/2004	500
LABAR Co. (cc)	4/1999-4/2005	260
Lumbermens Mutual (dd)	7/2002-11/2003	253

Total Guarantees		$1,104,971

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called to the extent that CONSOL Energy or any of its subsidiaries fails to pay workers’ compensation claims.
b)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations. CONSOL Energy, through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.
c)	On October 15, 2002, a subsidiary of CONSOL Energy arranged for the issuance of a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan. As of October 14, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
d)	Certain subsidiaries of CONSOL Energy have entered into gas sales agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:
1)	CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC to this sales agreement, up to $60,000.
2)	CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at September 30, 2003 are as follows: (a) CNX Gas Company LLC—$36,000 and (b) Greene Energy—$3,000.
3)	CONSOL Energy has an agreement with AEP Energy Services to unconditionally guarantee the full and prompt payment of all obligations, up to $10,000, of CNX Gas Company LLC, a subsidiary of CONSOL Energy, arising from AEP Energy Services’ purchase, sale or exchange of energy services or energy related commodities with respect to the sales agreement between CNX Gas Company LLC and AEP Energy Services.
4)	The CNX Gas Company LLC Sales Agreement guarantees the delivery of specific quantities of gas through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract, it is obligated to pay a deficiency charge, for each day delivery is not made, equal to the undelivered volumes times the daily price of gas.
e)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between several of its subsidiaries and Ohio Power Company. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiary arising from the Coal Supply Agreement.
f)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy guarantees the performance of these obligations by its subsidiaries.
g)	On April 24, 2003, a subsidiary of CONSOL Energy issued a letter of credit to the West Virginia Workers’ Compensation Division. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy or its subsidiaries fails to pay the related workers’ compensation claims. As of October 23, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
h)	A CONSOL Energy subsidiary entered into an equipment lease agreement with Orix Financial Services on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.

i)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.
j)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 15, 2003 between one of its subsidiaries and Ginger Hill Synfuels, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
k)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated May 22, 2000 between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
l)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, obtained the issuance of a letter of credit to the Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self- insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, the Illinois Industrial Commission will draw on this letter of credit. As of October 14, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
m)	A subsidiary of CONSOL Energy obtained the issuance of several letters of credit to Old Republic Insurance Company at various times. These letters of credit are related to workers’ compensation liabilities, and are due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letters of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims. As of October 23, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
n)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Bank of Nova Scotia on September 16, 2003. This letter of credit serves as a guarantee of performance of certain reclamation obligations and will be drawn if CONSOL Energy’s subsidiary defaults on these obligations. As of October 14, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
o)	CONSOL Energy, along with SynAggs Inc., organized Universal Aggregates, LLC on January 1, 2000. Universal Aggregates is obligated to complete the design, construction and operation phases of the Birchwood Power Plant Project, and CONSOL Energy is obligated to provide its 50% share of the funds for this project. CONSOL Energy, acting as guarantor, guarantees the performance of the obligations of Universal Aggregates, with respect to this agreement, to the U. S. Department of Energy, to the extent of its 50% membership interest in Universal Aggregates.
p)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Pennsylvania Department of Environmental Protection on September 19, 2003. This letter of credit is related to obtaining a permit for a new refuse area and will be drawn upon if the subsidiary fails to perform the related reclamation obligations.
q)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated February 1, 2003 between several of its subsidiaries and Duke Energy Corporation. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from this Coal Supply Agreement.
r)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude. As of October 14, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.

s)	Universal Aggregates received financing from GE Capital Public Finance, Inc. for the purchase of equipment for the Birchwood Power Plant Project, through an agreement dated December 1, 2002. CONSOL Energy unconditionally guarantees to GE Capital the full and prompt payment when due of all debts, liabilities and obligations owed by Universal Aggregates with respect to this loan agreement, not to exceed $2,500.
t)	On August 31, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Kentucky in relation to workers’ compensation liabilities. This letter of credit is a result of the fact that CONSOL Energy and its subsidiaries are self-insured for these obligations. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation liabilities. As of October 14, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
u)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Reliant Energy Mid-Atlantic Power Holdings, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
v)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.
w)	On December 17, 2002, three subsidiaries of CONSOL Energy obtained the issuance of a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harbor workers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims. As of October 14, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
x)	On August 11, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the West Virginia Department of Environmental Protection. This letter of credit is related to environmental liabilities and will be called upon should this subsidiary fail to perform these obligations.
y)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of CNX Gas Company LLC.
z)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Orion Power MidWest, LP. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.
aa)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Delkor Technik (Pty) Ltd. on July 21, 2003. This letter of credit guarantees Delkor Technik that the subsidiary of CONSOL Energy will perform all obligations with respect to the agreement between these parties.
bb)	On May 1, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Highmark Life and Casualty to support the administrative service program of making medical payments under various CONSOL Energy medical benefit programs. CONSOL Energy and its subsidiaries are self-insured. Highmark processes and pays the medical claims under the CONSOL Energy medical benefit programs and then bills CONSOL Energy for reimbursement. The letter of credit will be drawn upon if CONSOL Energy or its subsidiary fails to reimburse Highmark for these payments. As of October 23, 2003, this guarantee was funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock.
cc)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space from LABAR Co. CONSOL Energy guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.
dd)	On July 19, 2002, CONSOL Energy obtained the issuance of a letter of credit to Lumbermens Mutual. Lumbermens Mutual processes and pays all automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. The letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Lumbermens Mutual for these payments.

NOTE 10- FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3 – Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	September 30, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$170,118	$170,118	$11,517	$11,517
Short-term notes payable	$(3,399)	$(3,399)	$(204,545)	$(204,545)
Current and long-term debt	$(493,141)	$(502,916)	$(488,907)	$(492,534)
Capital leases	$(5,250)	$(5,498)	$(8,139)	$(8,679)

NOTE 11- SEGMENT INFORMATION:

In the third quarter of 2003, CONSOL Energy revised the monthly financial information provided to its Chief Executive Officer (CEO). The segment information presented for the three and nine month periods ended September 30, 2002 and 2003 is consistent with the information currently available to the CEO for evaluating segment performance and allocating resources.

CONSOL Energy has two reportable business segments: Coal and Gas. CONSOL Energy’s All Other classification is made up of our terminal services, river and dock services, industrial supply services and other business activities, such as rentals of buildings and flight operations that do not qualify as operating segments. Certain amounts reported in prior periods as segment assets have been reclassified to conform with the asset classifications reported for the nine months ended September 30, 2003.

Industry segment results for the three months ended September 30, 2003:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$442,182	$50,707	$492,889	$18,682	$—	$511,571
Sales - related parties	—	—	—	—	—	—
Freight - outside	27,329	—	27,329		—	27,329
Freight - related parties	—	—	—	—	—	—
Intersegment transfers	—	708	708	21,745	(22,453)	—

Total Sales and Freight	$469,511	$51,415	$520,926	$40,427	$(22,453)	$538,900

Earnings (Loss) Before Income Taxes (A)	$(24,582)	$17,215	$(7,367)	$(4,797)	$(6,236)	$(18,400)

Segment assets (B)	$2,845,963	$534,995	$3,380,958	$189,323	$731,057	$4,301,338

Depreciation, depletion and amortization	$48,498	$9,340	$57,838	$3,278	$—	$61,116

Capital expenditures	$58,374	$15,930	$74,304	$1,510	$—	$75,814

(A)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($792), ($217) and $1,525 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $39,599, $17,647 and $28,759 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the three months ended September 30, 2002:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$450,185	$37,842	$488,027	$18,874	$—	$506,901
Sales - related parties	—	—	—	—	—	—
Freight - outside	31,723	—	31,723	—	—	31,723
Freight - related parties	1	—	1	—	—	1
Intersegment transfers	—	362	362	18,317	(18,679)	—

Total Sales and Freight	$481,909	$38,204	$520,113	$37,191	$(18,679)	$538,625

Earnings (Loss) Before Income Taxes (C)	$(32,846)	$9,956	$(22,890)	$(5,927)	$(13,161)	$(41,978)

Segment assets (D)	$2,925,707	$611,005	$3,536,712	$219,770	$589,299	$4,345,781

Depreciation, depletion and amortization	$53,845	$8,607	$62,452	$2,796	$—	$65,248

Capital expenditures	$76,373	$11,198	$87,571	$708	$—	$88,279

(C)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,846), ($845) and ($456) for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $88,878, $12,696 and $29,409 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the nine months ended September 30, 2003:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$1,319,255	$153,232	$1,472,487	$56,879	$—	$1,529,366
Sales - related parties	1,369	—	1,369	—	—	1,369
Freight - outside	84,791	—	84,791	146	—	84,937
Freight - related parties	562	—	562	—	—	562
Intersegment transfers	—	2,493	2,493	68,611	(71,104)	—

Total Sales and Freight	$1,405,977	$155,725	$1,561,702	$125,636	$(71,104)	$1,616,234

Earnings (Loss) Before Income Taxes (E)	$(24,626)	$50,472	$25,846	$(16,017)	$(24,020)	$(14,191)

Segment assets (F)	$2,845,963	$534,995	$3,380,958	$189,323	$731,057	$4,301,338

Depreciation, depletion and amortization	$147,248	$27,963	$175,211	$8,904	$—	$184,115

Capital expenditures	$141,307	$42,842	$184,149	$2,571	$—	$186,720

(E)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($4,223), ($823) and $485 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $39,599, $17,647 and $28,759 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the nine months ended September 30, 2002:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$1,332,717	$100,554	$1,433,271	$60,904	$—	$1,494,175
Sales - related parties	819	—	819	—	—	819
Freight - outside	101,724	—	101,724	130	—	101,854
Freight - related parties	550	—	550	—	—	550
Intersegment transfers	—	1,350	1,350	66,458	(67,808)	—

Total Sales and Freight	$1,435,810	$101,904	$1,537,714	$127,492	$(67,808)	$1,597,398

Earnings (Loss) Before Income Taxes (G)	$(7,081)	$21,793	$14,712	$(14,041)	$(36,725)	$(36,054)

Segment assets (H)	$2,925,707	$611,005	$3,536,712	$219,770	$589,299	$4,345,781

Depreciation, depletion and amortization	$164,554	$25,366	$189,920	$7,586	$—	$197,506

Capital expenditures	$192,525	$41,261	$233,786	$4,267	$—	$238,053

(G)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($3,104), ($1,775) and ($857) for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $88,878, $12,696 and $29,409 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Segment earnings before income taxes for total reportable business segments	$(7,367)	$(22,890)	$25,846	$14,712
Segment loss before income taxes for all other businessses	(4,797)	(5,927)	(16,017)	(14,041)
Incentive compensation	4,093	(90)	—	(3,468)
Interest income (expense), net and other non-operating activity	(10,329)	(13,071)	(24,020)	(33,257)

Earnings (Loss) Before Income Taxes	$(18,400)	$(41,978)	$(14,191)	$(36,054)

Total Assets:

	September 30,
	2003	2002
Segment assets for total reportable business segments	$3,380,958	$3,536,712
Segment assets for all other businesses	189,323	219,770
Items excluded from segment assets:
Cash and other investments	170,488	12,403
Export sales excise tax resolution interest receivable	—	22,345
Deferred tax assets	522,466	356,660
Recoverable income taxes	35,141	194,528
Bond issuance costs	2,962	3,363

Total Consolidated Assets	$4,301,338	$4,345,781

NOTE 12- GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

Effective September 30, 2003, CONSOL Energy executed Supplemental Indenture No. 2. This Supplemental Indenture revised the Guarantor Subsidiaries as defined in the First Supplemental Indenture to include additional subsidiaries as guarantors and remove one subsidiary as a guarantor. Accordingly, CONSOL Energy has revised prior year’s data to conform to the classifications effective at September 30, 2003.

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries remove investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$495,727	$15,844	$—	$511,571
Sales - Related Parties	—	—	—	—	—
Freight - Outside	—	27,329	—	—	27,329
Freight - Related Parties	—	—	—	—	—
Other Income (including equity earnings)	(1,039)	7,608	2,894	3,797	13,260

Total Revenue and Other Income	(1,039)	530,664	18,738	3,797	552,160

Cost of Goods Sold and Other Operating Charges	(810)	420,593	25,942	(30,647)	415,078
Intercompany Activity	(51)	(12,271)	(18,577)	30,899	—
Freight Expense	—	27,329	—	—	27,329
Selling, General and Administrative Expense	—	19,489	729	—	20,218
Depreciation, Depletion and Amortization	1,257	59,592	267	—	61,116
Interest Expense	5,179	2,631	226	—	8,036
Taxes Other Than Income	945	37,438	400	—	38,783
Export Sales Excise Tax Resolution		—			—

Total Costs	6,520	554,801	8,987	252	570,560

Earnings (Loss) Before Income Taxes	(7,559)	(24,137)	9,751	3,545	(18,400)
Income Taxes (Benefit)	(1,664)	(12,581)	1,740	—	(12,505)

Net Income (Loss)	$(5,895)	$(11,556)	$8,011	$3,545	$(5,895)

Balance Sheet for September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$159,491	$320	$10,307	$—	$170,118
Accounts and Notes Receivable:
Trade	—	1,425	89,472	—	90,897
Other	2,416	81,619	3,237	—	87,272
Inventories	258	87,752	22,501	—	110,511
Deferred Income Taxes	78,255	—	—	—	78,255
Recoverable Income Taxes	35,141	—	—	—	35,141
Prepaid Expenses	17,562	16,892	1,016	—	35,470

Total Current Assets	293,123	188,008	126,533	—	607,664
Property, Plant and Equipment:
Property, Plant and Equipment	97,194	5,319,257	24,437	—	5,440,888
Less-Accumulated Depreciation, Depletion and Amortization	44,503	2,717,777	18,932	—	2,781,212

Property, Plant and Equipment - Net	52,691	2,601,480	5,505	—	2,659,676
Other Assets:
Deferred Income Taxes	444,211	—	—	—	444,211
Intangible Assets, Net	—	389,793	—	—	389,793
Investment in Affiliates	1,345,781	21,267	39,599	(1,320,642)	86,005
Restricted Cash	918	—	—	—	918
Other	2,418	107,391	3,262	—	113,071

Total Other Assets	1,793,328	518,451	42,861	(1,320,642)	1,033,998

Total Assets	$2,139,142	$3,307,939	$174,899	$(1,320,642)	$4,301,338

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$57,364	$36,999	$19,772	$—	$114,135
Accounts Payable (Recoverable)-Related Parties	1,298,455	(1,400,530)	102,075	—	—
Short-Term Notes Payable	—	—	3,399	—	3,399
Current Portion of Long-Term Debt	—	51,014	—	—	51,014
Other Accrued Liabilities	75,536	510,412	2,844	—	588,792

Total Current Liabilities	1,431,355	(802,105)	128,090	—	757,340
Long-Term Debt:
Long-Term Debt	248,262	179,037	17,250	—	444,549
Capital Lease Obligations	—	2,828	—	—	2,828

Total Long-Term Debt	248,262	181,865	17,250	—	447,377
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,461,014	—	—	1,461,014
Pneumoconiosis Benefits	—	444,671	—	—	444,671
Mine Closing	—	358,111	—	—	358,111
Workers’ Compensation	1,407	252,901	—	—	254,308
Deferred Revenue	—	68,792	—	—	68,792
Salary Retirement	66,880	183	—	—	67,063
Reclamation	—	12,641	—	—	12,641
Other	63,880	31,440	7,344	—	102,664

Total Deferred Credits and Other Liabilities	132,167	2,629,753	7,344	—	2,769,264
Stockholders’ Equity	327,358	1,298,426	22,215	(1,320,642)	327,357

Total Liabilities and Stockholders’ Equity	$2,139,142	$3,307,939	$174,899	$(1,320,642)	$4,301,338

Condensed Statement of Cash Flows

For the Three Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$6,462	$68,856	$2,549	$—	$77,867

Cash Flows from Investing Activities:
Capital Expenditures	$(2,690)	$(73,124)	$—	$—	$(75,814)
Investment in Equity Affiliates	—	(37)	(3,879)	—	(3,916)
Other Investing Activities	—	4,097	—	—	4,097

Net Cash Used in Investing Activities	$(2,690)	$(69,064)	$(3,879)	$—	$(75,633)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(24,999)	$—	$—	$—	$(24,999)
Proceeds from Long-Term Notes	—	—	750	—	750
Dividends Paid	(11,019)	—	—	—	(11,019)
Proceeds from Issuance of Common Stock, Net of Related Costs	189,552	—	—	—	189,552
Other Financing Activities	(581)	173	41	—	(367)

Net Cash Provided by Financing Activities	$152,953	$173	$791	$—	$153,917

Income Statement for the Three Months Ended September 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$490,865	$16,036	$—	$506,901
Sales - Related Parties	—	—	—	—	—
Freight - Outside	—	29,842	1,881	—	31,723
Freight - Related Parties	—	1	—	—	1
Other Income (including equity earnings)	(1,931)	9,381	(1,536)	1,834	7,748

Total Revenue and Other Income	(1,931)	530,089	16,381	1,834	546,373

Cost of Goods Sold and Other Operating Charges	2,530	429,674	34,311	(39,600)	426,915
Intercompany Activity	(2,695)	(24,438)	(16,285)	43,418	—
Freight Expense	—	29,843	1,881	—	31,724
Selling, General and Administrative Expense	—	15,693	35	—	15,728
Depreciation, Depletion and Amortization	795	64,148	307	(2)	65,248
Interest Expense	6,874	4,637	114	—	11,625
Taxes Other Than Income	905	36,208	667	—	37,780
Export Sales Excise Tax Resolution		(669)			(669)

Total Costs	8,409	555,096	21,030	3,816	588,351

Earnings (Loss) Before Income Taxes	(10,340)	(25,007)	(4,649)	(1,982)	(41,978)
Income Taxes (Benefit)	(3,354)	(21,663)	(9,975)	—	(34,992)

Net Income (Loss)	$(6,986)	$(3,344)	$5,326	$(1,982)	$(6,986)

Balance Sheet for December 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$1,786	$7,080	$—	$11,517
Accounts and Notes Receivable:
Trade	—	193,459	12,432	—	205,891
Other	6,482	118,943	1,801	—	127,226
Inventories	258	114,563	20,800	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,769	23,521	121	—	28,411

Total Current Assets	128,331	452,272	42,234	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,674	5,145,746	23,721		5,257,141
Less-Accumulated Depreciation, Depletion and Amortization	41,620	2,603,163	18,252		2,663,035

Property, Plant and Equipment - Net	46,054	2,542,583	5,469	—	2,594,106
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Intangible Assets, Net	15	400,464	—	—	400,479
Investment in Affiliates	1,367,604	18,923	91,478	(1,342,643)	135,362
Other	2,509	116,892	257		119,658

Total Other Assets	1,790,846	536,279	91,735	(1,342,643)	1,076,217

Total Assets	$1,965,231	$3,531,134	$139,438	$(1,342,643)	$4,293,160

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$110,120	27,160	14,091	—	$151,371
Accounts Payable (Recoverable)-Related Parties	1,023,380	(1,068,897)	45,517	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,515	—	—	8,615
Other Accrued Liabilities	62,606	383,823	3,473	—	449,902

Total Current Liabilities	1,399,345	(649,399)	64,487	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	221,935	15,493	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	224,831	15,493	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	332,920	—	—	332,920
Workers' Compensation	1,827	259,423	—	—	261,250
Deferred Revenue	—	102,400	—	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	5,812	—	—	5,812
Other	63,241	71,424	6,305	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,666,211	6,305	—	2,828,249
Stockholders' Equity	162,046	1,289,491	53,153	(1,342,643)	162,047

Total Liabilities and Stockholders' Equity	$1,965,231	$3,531,134	$139,438	$(1,342,643)	$4,293,160

Condensed Statement of Cash Flows for Three Months Ended September 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$18,625	$80,209	$4,711	$—	$103,545

Cash Flows from Investing Activities:
Capital Expenditures	$(4,307)	$(83,972)	$—	$—	$(88,279)
Investment in Equity Affiliates	(8,918)	—	(14,953)	—	(23,871)
Other Investing Activities	—	3,173	—	—	3,173

Net Cash Used in Investing Activities	$(13,225)	$(80,799)	$(14,953)	$—	$(108,977)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$5,185	$—	$—	$—	$5,185
Proceeds from Long-Term Notes	—	—	13,936	—	13,936
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	156	1,464	(2,467)	—	(847)

Net Cash Provided by (Used in) Financing Activities	$(5,675)	$1,464	$11,469	$—	$7,258

Income Statement for the Nine Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$1,480,189	$49,177	$—	$1,529,366
Sales - Related Parties	—	1,369	—	—	1,369
Freight - Outside	—	84,722	215	—	84,937
Freight - Related Parties	—	562	—	—	562
Other Income (including equity earnings)	35,368	27,960	15,688	(26,763)	52,253

Total Revenue and Other Income	35,368	1,594,802	65,080	(26,763)	1,668,487

Cost of Goods Sold and Other Operating Charges	9,617	1,194,327	112,251	(109,555)	1,206,640
Intercompany Activity	227	(56,474)	(59,876)	116,123	—
Freight Expense	—	85,284	215	—	85,499
Selling, General and Administrative Expense	—	54,883	1,808	—	56,691
Depreciation, Depletion and Amortization	2,792	182,310	867	(1,854)	184,115
Interest Expense	15,365	9,901	736	—	26,002
Taxes Other Than Income	3,079	120,152	1,114	—	124,345
Export Sales Excise Tax Resolution		(614)			(614)

Total Costs	31,080	1,589,769	57,115	4,714	1,682,678

Earnings (Loss) Before Income Taxes	4,288	5,033	7,965	(31,477)	(14,191)
Income Taxes (Benefit)	(8,533)	(16,499)	2,788	—	(22,244)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	12,821	21,532	5,177	(31,477)	8,053
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	(2,900)	(1,868)	—	(4,768)

Net Income (Loss)	$12,821	$24,432	$7,045	$(31,477)	$12,821

Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$211,638	$163,942	$(58,611)	$—	$316,969

Cash Flows from Investing Activities:
Capital Expenditures	$(7,993)	$(178,727)	$—	$—	$(186,720)
Investment in Equity Affiliates	—	(251)	(8,375)	—	(8,626)
Other Investing Activities	—	16,826	64,970	—	81,796

Net Cash (Used in) Provided by Investing Activities	$(7,993)	$(162,152)	$56,595	$—	$(113,550)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(202,953)	$—	$—	$—	$(202,953)
Proceeds from Long-Term Notes	—	—	1,757	—	1,757
Dividends Paid	(33,051)	—	—	—	(33,051)
Proceeds from Issuance of Common Stock, Net of Related Costs	189,552				189,552
Other Financing Activities	(353)	(1,763)	1,993	—	(123)

Net Cash (Used in) Provided by Financing Activities	$(46,805)	$(1,763)	$3,750	$—	$(44,818)

Income Statement for the Nine Months Ended September 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$1,442,823	$51,352	$—	$1,494,175
Sales - Related Parties	—	819	—	—	819
Freight - Outside	—	96,476	5,378	—	101,854
Freight - Related Parties	—	1,815	—	(1,265)	550
Other Income (including equity earnings)	24,386	33,458	(3,587)	(22,608)	31,649

Total Revenue and Other Income	24,386	1,575,391	53,143	(23,873)	1,629,047

Cost of Goods Sold and Other Operating Charges	11,063	1,148,818	111,289	(118,835)	1,152,335
Intercompany Activity	(6,420)	(72,069)	(56,584)	135,073	—
Freight Expense	—	98,291	5,378	(1,265)	102,404
Selling, General and Administrative Expense	—	49,545	35	—	49,580
Depreciation, Depletion and Amortization	1,636	196,801	926	(1,857)	197,506
Interest Expense	16,953	16,543	114	—	33,610
Taxes Other Than Income	2,928	126,894	1,550	—	131,372
Export Sales Excise Tax Resolution	—	(1,706)	—	—	(1,706)

Total Costs	26,160	1,563,117	62,708	13,116	1,665,101

Earnings (Loss) Before Income Taxes	(1,774)	12,274	(9,565)	(36,989)	(36,054)
Income Taxes (Benefit)	(9,316)	(30,320)	(3,960)	—	(43,596)

Net Income (Loss)	$7,542	$42,594	$(5,605)	$(36,989)	$7,542

Condensed Statement of Cash Flows for Nine Months Ended September 30, 2002

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(125,681)	$293,303	$11,652	$—	$179,274

Cash Flows from Investing Activities:
Capital Expenditures	$(10,824)	$(227,229)	$—	$—	$(238,053)
Investment in Equity Affiliates	(29,095)	(50)	(29,646)	—	(58,791)
Other Investing Activities	—	3,806	—	—	3,806

Net Cash Used in Investing Activities	$(39,919)	$(223,473)	$(29,646)	$—	$(293,038)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(26,893)	$—	$—	$—	$(26,893)
Proceeds from Long-Term Notes	246,310	—	13,936	—	260,246
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Dividends Paid	(55,070)	—	—	—	(55,070)
Other Financing Activities	815	(2,876)	—	—	(2,061)

Net Cash Provided by (Used in) Financing Activities	$165,162	$(68,876)	$13,936	$—	$110,222

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective October 9, 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest in that it acquired before February 1, 2003. As of September 30, 2003, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued and will be effective for CONSOL Energy for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of 2003. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. As of September 30, 2003, CONSOL Energy does not hold any mandatorily redeemable freestanding financial instruments.

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

NOTE 14 – SALE OF COMMON STOCK:

In September 2003, CONSOL Energy sold 11,000,000 shares of common stock in a private placement sale. Shares were sold at $17.82 per share resulting in net proceeds of $189,552. The proceeds have been used to satisfy the financial assurance requirements of environmental, reclamation and self-insurance employee benefits under various state and federal laws.

Concurrent with CONSOL Energy’s sale of primary shares, RWE AG, CONSOL Energy’s largest shareholder, sold 14,100,000 shares of its CONSOL Energy common stock in a private placement sale. Shares were sold at $17.82 per share, of which CONSOL Energy did not receive any proceeds from the sale of shares by RWE AG. Following CONSOL Energy’s primary sale and RWE AG’s sale, RWE AG held 48.9% of CONSOL Energy’s total outstanding common stock.

Subsequently, in October 2003, RWE AG sold an additional 27,300,000 shares of CONSOL Energy’s stock in a private placement sale. CONSOL Energy did not receive any proceeds from the sale of shares by RWE AG. Following this sale, RWE AG held 18.5% of CONSOL Energy’s outstanding common stock.

NOTE 15 – SUBSEQUENT EVENT:

In October 2003, CONSOL Energy received a copy of an anonymous letter addressed to the Securities and Exchange Commission and delivered to the company’s independent auditors, PricewaterhouseCoopers. The letter contained numerous allegations, including that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities. Independent members of the CONSOL Energy Board of Directors not charged in the anonymous letter are leading an investigation and have engaged the law firm of Kirkpatrick & Lockhart LLP to conduct an independent investigation. Pending the outcome of the investigation, the persons about whom allegations are made will continue to fulfill their normal management responsibilities. If the allegations in the letter are proved to be accurate, it could have a material adverse effect upon CONSOL Energy, its financial statements and the value of CONSOL Energy’s common stock. CONSOL Energy, however, cannot predict the timing or possible outcome of the internal investigation.

CONSOL Energy also has been informed that the United States Securities and Exchange Commission has commenced an inquiry regarding certain matters, which may be related to the anonymous letter.

PricewaterhouseCoopers has advised CONSOL Energy that, due to the ongoing status of the investigation, it is currently unable to complete its review of the company’s unaudited Condensed Financial Statements included in this Form 10-Q. The interim financial statements contained in a Form 10-Q are required to be reviewed under SAS 100 by an independent auditor pursuant to Rule 10-01(d) of the Securities and Exchange Commission’s Regulation S-X. When such review has been completed, CONSOL Energy intends to amend this Form 10-Q .

Because the required review by the independent auditor has not been completed, this Form 10-Q may be deemed deficient, as a result, CONSOL Energy would not be current in its filings under the Securities Exchange Act of 1934 and ineligible to use Forms S-2 and S-3 to register securities. If this filing is deemed deficient, filing an amendment to this report when the independent auditor’s review is complete would eliminate certain consequences of filing, but CONSOL Energy would remain ineligible to use Forms S-2 and S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. In light of the absence of the required SAS 100 review, the Section 906 certifications required by 18 U.S.C. Section 1350 and included as Exhibits 32.1 and 32.2 to this Form 10-Q have been qualified by reference to the absence of that review.

CONSOL Energy has recently received notification from the UMWA Health and Retirement Funds that our Combined Fund premiums have been increased by approximately $28 million for the plan year beginning October 1, 2003 and by approximately $2 million for plan years subsequent to October 1, 2003. The $28 million increase relates to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. The Combined Fund is a multi-employer plan which CONSOL Energy has elected to record expense for the associated obligations as payments are made by CONSOL Energy to the Combined Fund. The increased payment for the plan year beginning October 1, 2003 and corresponding expense will be accounted for ratably over the plan year. The $2 million increase in years subsequent to October 1, 2003 is the projected annual impact of the court decision, which CONSOL Energy believes will be offset, in part, by attrition of plan beneficiaries. CONSOL Energy is protesting this rate increase.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

Total coal sales for the three months ended September 30, 2003 were 15.8 million tons, including a portion of sales by equity affiliates, of which 15.2 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales of 16.9 million tons for the three months ended September 30, 2002, of which 16.3 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. The decrease in tons sold was due primarily to the closure of the Dilworth and Windsor mines in 2002 as a result of economically depleted reserves. The decrease in tons sold was also attributable to the sale of the assets at the Cardinal River and Line Creek mines in February 2002. Production from CONSOL Energy operations, including our percentage of the production for equity affiliates, was 14.4 million tons during the three months ended September 30, 2003 and 13.7 million tons during the three months ended September 30, 2002. Company produced inventory, including our portion of inventory at equity affiliates, was 1.7 million tons at September 30, 2003 and was 3.0 million tons at December 31, 2002. As of September 2003, CONSOL Energy has firm or committed coal sales for 98% of its projected annual 2003 production of approximately 61 million tons at an average sales price of $27.45 to $27.60 per ton.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 9.5% to 12.8 billion cubic feet for the three months ended September 30, 2003 compared with 11.7 billion cubic feet in the three months ended September 30, 2002. The increased sales volumes are primarily due to higher production as a result of additional wells coming on line from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates and the effects of derivative transactions, increased 21.1% to $3.96 per thousand cubic feet in the three months ended September 30, 2003 compared with $3.27 per thousand cubic feet in the three months ended September 30, 2002. Gas prices for the third quarter of 2003 were higher than levels during the third quarter of 2002 primarily due to reduced gas inventory levels throughout the industry, which provided strong prices for spot volumes. Fixed price volumes from quarter to quarter were also stronger due to gas inventory declines. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges. These transactions have resulted in a $2.3 million reduction of revenue and a $3.8 million increase in other comprehensive income (net of a $2.4 million decrease in deferred tax assets) in the three months ended September 30, 2003. CONSOL Energy sold 87% of sales volumes in the 2003 period at an average price of $3.86 per thousand cubic feet compared to 71% of sales volumes in the 2002 period at $3.24 per thousand cubic feet under contracts agreed to in prior periods. As of October 2003, CONSOL Energy has fixed gas prices for 44.8 billion cubic feet, or approximately 88%, of its projected 2003 sales at $3.99 per thousand cubic feet.

CONSOL Energy has converted to a new integrated information technology system provided by SAP AG to support business processes. The new technology is expected to provide strategic software alternatives to meet future core business needs. The system was implemented in stages beginning in January 2001 and was substantially completed in August 2003 at a total cost of $45 million. We expect approximately $1-$2 million of additional expenditures in the quarter ended December 31, 2003 to complete the project.

In November 2003, Standard and Poor’s affirmed its BB+ rating and removed the senior unsecured debt rating from CreditWatch with negative implications. The outlook remains stable. The affirmation of the senior unsecured debt rating reflects Standard and Poor’s assessment that senior unsecured lenders will not be significantly disadvantaged as a result of collateral posted for the credit facility and the $125 million accounts receivable securitization program.

In October 2003, as a result of the reduction in the number of shares of CONSOL Energy common stock held by RWE AG and pursuant to the terms of the Placement Agreement, dated September 18, 2003, by and among CONSOL Energy, Friedman, Billings, Ramsey & Co., Inc. and RWE Rheinbraun AG, two directors representing RWE AG resigned from the CONSOL Energy Board of Directors. Berthold Bonekamp and Dr. Rolf Zimmerman remain on the CONSOL Energy Board. James E. Altmeyer, Sr. was elected to the board of directors of CONSOL Energy Inc. on November 7, 2003. Mr. Altmeyer was nominated by the investment-banking firm of Friedman, Billings, Ramsey Co., Inc. (FBR) pursuant to a provision of the Placement Agreement dated September 18, 2003 between and among CONSOL Energy Inc., Rheinbraun AG and FBR related to recent private placement sales of CONSOL Energy common stock. He will serve until the next election of directors at the annual meeting of shareholders’. The Board of Directors also increased the number of seats on the Board to nine from eight. A search is underway to fill the vacancies created by the resignation of the two directors.

In October 2003, CONSOL Energy received a copy of an anonymous letter addressed to the Securities and Exchange Commission and delivered to the company’s independent auditors, PricewaterhouseCoopers LLP. The letter contained numerous allegations, including that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities. Independent members of the CONSOL Energy Board of Directors have engaged the law firm of Kirkpatrick & Lockhart LLP to conduct an independent investigation. CONSOL Energy also has been informed that the United States Securities and Exchange Commission has commenced an inquiry regarding certain matters, which may be related to the anonymous letter. If the allegations in the letter are proved to be accurate, it could have a material adverse effect upon CONSOL Energy, its financial statements and the value of CONSOL Energy’s common stock. CONSOL Energy, however, cannot predict the timing or possible outcome of the internal investigation.

In September 2003, CONSOL Energy sold 11.0 million primary shares of its common stock in a private placement sale. Concurrent with the sale of the primary shares, RWE AG of Essen, Germany, CONSOL Energy’s largest shareholder, also sold 14.1 million shares of its CONSOL Energy common stock in a private placement sale. All shares were sold at $17.82 per share. Net proceeds from the primary offering of approximately $190 million have been used to satisfy the financial assurance requirements of environmental, reclamation and self-insurance employee benefits under various state and federal laws. In October, RWE AG sold an additional 27.3 million of its shares of CONSOL Energy common stock, reducing its holdings of CONSOL Energy common stock to 16.6 million shares, or 18.5 percent of the total shares outstanding. The sale price for the October sale was not disclosed.

In September 2003, CONSOL Energy completed a 364-day $150 million Senior Secured Revolving Loan Agreement. The new agreement replaced a 364-day bank credit facility of $218 million that expired September 15, 2003. The facility under the new agreement was terminated on September 24, 2003 upon receipt of proceeds from the Company’s sale of CONSOL Energy common stock. Additionally, the existing multi-year Senior Revolving Credit Facility was amended to conform to the terms of the new 364-day Agreement including the provision of collateral to the participating banks consisting of substantially all of the Company’s assets, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of the Company’s consolidated net tangible assets. It provides for an aggregate of $267 million that may be used for letters of credit and borrowings for other corporate purposes. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The Senior Revolving Credit Facility, as amended, has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve months trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.23 to 1.0 at September 30, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt discount of no less than 4.5 to 1.0, measured quarterly. This ratio was 6.85 to 1.0 at September 30, 2003. The Senior Revolving Credit Facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $293.5 million, $455.0 million and $470.0 million for the twelve months ending December 31, 2003, 2004 and 2005, respectively. At September 30, 2003, this facility had approximately $183.1 million letters of credit issued, leaving approximately $83.6 million of unused capacity. At October 31, 2003, this facility had approximately $3.6 million of letters of credit issued and $20.0 million of borrowings against it, leaving approximately $243.2 million of unused capacity.

In July 2003, Standard and Poor’s lowered its rating of our long-term debt to BB+ (11th lowest out of 22 rating categories) with a rating outlook of stable. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus sign shows relative standing within the rating category. At the same time, Standard and Poor’s placed CONSOL Energy’s senior unsecured debt rating on CreditWatch with negative implications with a rating outlook of stable. As a result of the lower debt rating, CONSOL Energy is no longer able to participate as a seller in the commercial paper market. We believe alternate sources of short-term borrowing, including CONSOL Energy’s Senior Revolving Credit facility and the Accounts Receivable Securitization facility, are available and sufficient to service CONSOL’s current liquidity and capital requirements.

Also, in September 2003, Moody’s Investor Service lowered its rating of CONSOL’s long-term debt from Baa2 to Ba1 (11th lowest out of 21 rating categories). The rating remains under review for possible further downgrade. Bonds which are rated ‘Ba’ are considered to have speculative elements, their future cannot be considered as well assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In July 2003, CONSOL Energy entered into agreements with Triana Energy Inc. to explore for and produce natural gas on CONSOL Energy’s existing properties located in southwestern Virginia. The agreement, which expires in June 2008, calls for CONSOL Energy and Triana Energy Inc. to develop jointly natural gas on approximately 138,000 acres leased or owned by CONSOL Energy. Triana Energy Inc. will be responsible for geological evaluation, drilling, and completion of all wells. CONSOL Energy will be the operator of the wells, and will be responsible for construction and operation of all gathering systems. Triana Energy Inc. and CONSOL Energy will share as 50% partners on a well-by-well basis at CONSOL Energy’s option. The project is considered an exploration of an undeveloped area. No reserve estimates for conventional gas are available for this property at this time. It is anticipated that drilling will start in the fourth quarter of 2003 and CONSOL Energy expects to incur approximately $1 million of capital expenditures in the remainder of 2003 related to this project.

In July 2003, CONSOL Energy entered into an agreement with C&P Coal Corporation, a Salt Lake City-based corporation, to sell the assets, including inventory, mineral reserves and operations, of its Emery Mine in Utah. The sale is subject to final due diligence and receipt of various business approvals, and is expected to close in the fourth quarter of 2003. This transaction is not expected to have a material impact on the financial position or results of operations of CONSOL Energy.

In May 2003, CONSOL Energy filed an $800 million universal shelf registration statement with the Securities and Exchange Commission. This filing is currently under review by the staff of the Securities and Exchange Commission and to date has not become effective.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is currently estimated to be approximately $20 million, net of expected insurance recovery. The Loveridge Mine was idle during 2002. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire has delayed this installation until March of 2004. The estimated expenses have been increased from the quarter ended June 30, 2003 due to the late September discovery that the seals in one section of the mine were not sufficiently effective to suppress oxygen levels. To improve the effectiveness of the seals, we have determined that the ventilation system has to be reconfigured to reduce air pressure on the seals in question. We have resumed development of the new section of the mine where we expect to initiate longwall production during the first-half of 2004.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, conveyor belt and steel framework on which the belt travels. Repairs took several weeks to complete and estimated costs were approximately $7 million, net of expected insurance recovery. Longwall coal production, which accounts for the majority of coal normally produced at the mine, resumed on February 10, 2003.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net Income (Loss)

CONSOL Energy’s net loss was $6 million for the three months ended September 30, 2003 compared to a loss of $7 million for the three months ended September 30, 2002.

The reduced net loss primarily was due to a $12 million decrease in costs of goods sold and other charges, a $5 million increase in sales revenue and a $6 million increase in other income, offset, in part, by a $22 million reduction in income tax benefits. Decreased cost of goods sold and other charges was attributable to a reduction in produced coal volumes sold and lower closed and idle mine costs. These decreases in costs of goods sold and other charges were offset, in part, by increased gas costs due to higher royalty costs as a result of higher average sales prices and higher gas volumes. Decreased costs were also offset, in part, by an increase in the estimated cost caused by the fire at Loveridge Mine. Higher sales revenues were due mainly to higher average sales prices for coal and gas in the 2003 period compared to the 2002 period. Increased other income was attributable to a change in equity in earnings of affiliates. The change in income taxes was due mainly to lower pre-tax losses in the 2003 period compared to pre-tax losses in the 2002 period with little impact on percentage depletion tax benefits.

Revenue

Sales increased $5 million, or 0.9%, to $512 million for the 2003 period from $507 million for the 2002 period.

Revenues from the sale of gas increased 33.6%, or $13 million, to $51 million in the 2003 period compared to $38 million in the 2002 period. The increase was primarily due to a higher average sales price in the 2003 period compared to the 2002 period. The average sales price, including the effects of derivative transactions, was $3.96 per thousand cubic feet for the 2003 period, a 21.1%, or $0.69 per thousand cubic feet increase compared to the average sales price of $3.27 per thousand cubic feet for the 2002 period. The increase in average sales price was related to reduced gas inventory levels throughout the industry, which provided strong prices for spot volumes. The volume of gas sold at fixed prices from quarter to quarter was also stronger due to gas inventory declines. CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contract nominations generally not exceeding one year. CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. CONSOL Energy sold 87% of its gas sales volumes in the 2003 period at an average price of $3.86 per thousand cubic feet compared to 71% of its gas sales volumes in the 2002 period at $3.24 per thousand cubic feet under contracts agreed to in prior periods. The increase in gas sales revenue was also due to higher volumes of gas sold. Sales volumes were 12.8 billion cubic feet, a 10.4%, or 1.2 billion cubic feet increase from the 2002 period. Higher sales volumes were a result of wells coming on line from the ongoing drilling program.

Company produced coal sales revenue decreased $7 million, or 1.6%, to $424 million in the 2003 period from $431 million in the 2002 period. The decrease in company produced coal revenue was due mainly to the reduction in volumes sold during the 2003 period compared to the 2002 period. Company produced tons sold were 15.1 million tons in the 2003 period, a 0.7 million ton, or 4.8%, decrease from the 2002 period. The decrease in tons sold was primarily related to the closure of the Dilworth and Windsor mines, where economically mineable reserves were depleted in the last quarter of 2002. The decrease in tons sold was also attributable to the sale of the assets at the Cardinal River Mine. The decreases in tons sold at these closed mines were offset, in part, by increased sales of coal produced at the McElroy Mine and several other mines. The increase at McElroy Mine is attributable to the mine running for the full three month period in 2003 compared to being idled for two months of the 2002 period. The McElroy Mine increase is also due to the preparation plant expansion that was completed in the last quarter of 2002. The reductions in company produced coal sales revenue were offset, in part, due to the increase in average sales price per ton sold. Average sales price for company produced coal increased 3.3% to $28.14 per ton for the 2003 period from $27.23 per ton for the 2002 period. The increase in average sales price reflects higher prices negotiated in the second half of 2002.

Revenues from the sale of purchased coal decreased by $1 million, or 5.0%, to $18 million in the 2003 period from $19 million in the 2002 period. The decrease in purchased coal revenue was due mainly to a decrease in average sales price per ton of purchased coal. The average sales price for purchased coal decreased $2.25 per ton, or 6.9%, to $30.37 in the 2003 period compared to $32.62 per ton in the 2002 period. The reduced sales price is primarily due to purchasing and selling a lower quality coal in the 2003 period compared to the 2002 period. Purchased coal tons sold were 0.6 million tons in both the 2003 and 2002 period.

Revenues from the sale of industrial supplies decreased by $1 million, or 2.7%, to $15 million in the 2003 period from $16 million in the 2002 period. The decrease was due to reduced sales volumes.

Freight revenue, outside and related party, decreased $5 million, or 13.9%, to $27 million for the 2003 period from $32 million in the 2002 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income, was $13 million in the 2003 period compared to $8 million in the 2002 period. The increase of $5 million, or 71.1% was primarily due to a $4 million change in equity in earnings of affiliates. This change primarily relates to the sale of our Canadian assets early in 2003. The Canadian assets sold included assets at the Line Creek Mine, which was an equity affiliate that had a loss of $2 million in the 2002 period. The change in equity in earnings of affiliates is also attributable to an equity affiliate’s sale of property in the 2003 period that resulted in a gain of which our portion was approximately $2 million. Increases of $1 million were due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of Goods Sold and Other Operating Charges decreased $12 million, or 2.8%, to $415 million in the 2003 period compared to $427 million in the 2002 period.

Cost of goods sold and other charges for company produced coal decreased $15 million, or 4.6%, to $314 million in the 2003 period from $329 million in the 2002 period. The decrease in cost of goods sold and other charges for company produced coal was attributable to the reduction in company produced tons sold. Company produced tons sold decreased 0.7 million tons, or 4.8%, to 15.1 million tons in the 2003 period compared to 15.8 million tons in the 2002 period. The decrease in tons sold was primarily related to the closure of the Dilworth and Windsor mines, where economically mineable reserves were depleted in the last quarter of 2002. The decrease in tons sold was also attributable to the sale of the assets at the Cardinal River Mine. The decreases in tons sold at these closed mines were offset, in part, by increased sales of coal produced at the McElroy Mine and several other mines. Cost of goods sold per ton of company produced coal sold was $20.85 in the 2003 period compared to $20.81 in the 2002 period.

Cost of goods sold and other charges for closed and idle mines decreased $10 million, or 35.1%, to $18 million in the 2003 period from $28 million in the 2002 period. The decrease is primarily due to approximately $15 million of expenses related to mines that were idled for all or part of the 2002 period that were operating in the 2003 period, or that were closed in the year to date 2002 period. These mines include Shoemaker, Rend Lake, Mahoning Valley, Loveridge, Dilworth and Humphrey mines. The decreases in costs of goods sold and other charges associated with closed and idle mines were offset, in part, by approximately $5 million of additional mine closing and reclamation expenses related to changes in the method of accounting for these liabilities. In January 2003, CONSOL Energy adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Under the previous method of accounting for mine closing, reclamation and gas well closing obligations, the estimated obligations for closed mines were fully accrued and adjusted annually as the estimates were updated by engineers.

Industrial supplies cost of goods sold also decreased $1 million, or 10.1%, to $16 million in the 2003 period compared to $17 million in the 2002 period. The decrease was due to reduced sales volumes.

Purchased coal cost of goods sold and other charges decreased $1 million, or 6.9%, to $18 million in the 2003 period from $19 million in the 2002 period. The decrease was due mainly to the decrease in the cost per ton of purchased coal. The average cost of goods sold per ton of purchased coal was $29.58 in the 2003 period compared to $32.42 in the 2002 period. The average cost per purchased ton decrease was primarily attributable to CONSOL Energy purchasing a lower quality coal in the 2003 period compared to the 2002 period. Purchased coal tons sold were 0.6 million tons in both the 2003 and 2002 period.

These decreases in cost of goods sold and other charges were offset, in part, by increased costs related to the gas operations. Gas operations cost of goods sold and other charges increased $5 million, or 30.9%, to $22 million in the 2003 period from $17 million in the 2002 period. The increase was related to an 18.6% increase in the average cost per thousand cubic foot sold. The average cost per thousand cubic foot was $1.71 in the 2003 period compared to $1.45 per thousand cubic feet in the 2002 period. Average cost per thousand cubic feet increased in the 2003 period primarily due to an increase of $0.15 per thousand cubic feet in royalty expense. Royalty expense increased primarily due to a 21.1% increase in average sales price per thousand cubic feet in the 2003 period compared to the 2002 period. The increase in cost was also due to a 10.4% increase in the volume sold. Volumes in the 2003 period were 12.8 billion cubic feet compared to 11.6 billion cubic feet in the 2002 period. The increased volumes sold were due mainly to additional production from wells coming on line.

Miscellaneous cost of goods sold and other operating charges increased $11 million to $28 million in the 2003 period from $17 million in the 2002 period. The increase was attributable to $12 million of additional estimated costs related to the fire at our Loveridge Mine. In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost related to the fire was originally estimated to be approximately $8 million, net of expected insurance recovery. The estimated expenses have been increased approximately $12 million from the amount estimated in the previous quarter ended June 30, 2003 due to the late September discovery that the seals in one section of the mine were not sufficiently effective to suppress oxygen levels. To improve the effectiveness of the seals, we have determined that the ventilation system has to be reconfigured to reduce air pressure on the seals in question. The Loveridge Mine was idle during 2002 due to market conditions. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire has delayed this installation until March of 2004. The decrease of $1 million in miscellaneous cost of goods sold and other operating charges was due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense decreased 13.9% to $27 million in the 2003 period from $32 million in the 2002 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased $4 million, or 28.5%, to $20 million in the 2003 period from $16 million in the 2002 period. The increase is mainly due to an approximate $2 million increase in expense for the use of professional services in the 2003 period. Also, approximately $1 million of officer and director insurance costs have been incurred in the 2003 period. CONSOL Energy officers and directors were previously insured under the RWE AG general liability policy. The remaining $1 million increase in selling, general and administrative expenses was due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization expense decreased $4 million, or 6.3%, to $61 million in the 2003 period compared to $65 million in the 2002 period. The decrease is related to the equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to the 2003 period to coincide with the closure of the mine due to the depletion of economically mineable reserves.

Interest expense decreased $4 million, or 30.9%, to $8 million for the 2003 period compared to $12 million for the 2002 period. Two million of the decrease was attributable to the implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Also, interest expense on commercial paper decreased $2 million in the 2003 period compared to the 2002 period. This was due primarily to a $271 million reduction in the average principal amount of commercial paper outstanding and a 0.6% per annum reduction in the weighted average interest rate in the 2003 period from the 2002 period. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our long-term debt to BB+.

Taxes other than income increased 2.7% to $39 million for the 2003 period compared to $38 million for the 2002 period. The increase of $1 million was due to higher severance and black lung excise taxes, offset, in part, by a reduction in property taxes. Severance and black lung excise taxes increased due to higher volumes of coal production and higher sales prices in the period to period comparison and higher volumes and market price of gas sold in the 2003 period compared to the 2002 period. Property taxes decreased due to an adjustment in the 2003 period to prior year estimated accruals mainly attributable to a refund for taxes paid in the prior year.

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have received refunds in the 2003 period for our claims and related interest for the years 1994-1999. Upon receipt of these items, we have adjusted our estimate of interest receivable to the actual amount received. This adjustment resulted in an additional $0.7 million of income in the 2002 period due mainly to interest income related to these claims. A $26 million receivable for the claims for the years 1991-1993 is still outstanding. There is no interest receivable related to these claims.

Income Taxes

Income tax benefits were $13 million in the 2003 period compared to benefits of $35 million in the 2002 period. The change of $22 million was due mainly to pre-tax loss of $18 million in the 2003 period compared to a pre-tax loss of $42 million in the 2002 period. Our effective tax rate for the 2003 period was 68.0%, which was determined using a discrete period tax calculation for the nine months ended September 30, 2003. The annual effective rate method was not applied to the quarterly results due to the projected annual pre-tax earnings being close to zero. The effective tax rate for the 2002 period was 83.4%. The 2002 period rate was calculated using the annual effective rate projection available at that time.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net Income

CONSOL Energy’s net income was $13 million for the nine months ended September 30, 2003 compared to $8 million for the nine months ended September 30, 2002. The increase of $5 million was primarily due to $5 million of income, net of $3 million of deferred tax expense, recognized as a result of the cumulative effect of change in accounting principle related to the adoption of the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis. Income before the cumulative effect of change in accounting for mine closing, reclamation and gas well closing costs for the nine months ended September 30, 2003 was $8 million for both the nine months ended September 30, 2003 and 2002. Although the earnings before cumulative effect of change in accounting principle remained steady, cost of goods sold and other operating charges increased primarily due to increased costs related to long-term employee benefits including costs related to Other Post Employment Benefits and Salaried Pension and costs associated with two mine fires experienced in the year to date 2003 period. The increase was offset, in part, by higher average sales prices for gas and coal in the year to date 2003 period compared to the year to date 2002 period, as well as an increase in Other Income primarily due to an increase in gains on sales of assets. The increase was also offset, in part, by reduced costs for depreciation, depletion and amortization, as a result of mine closures due to the depletion of economically mineable reserves, taxes other than income related to reduced production in the period-to-period comparison and reduced interest expense related to a change in accounting principle and lower outstanding balances on debt in the period-to-period comparison. Net income also reflects an income tax benefit of $22 million for the 2003 year to date period and a benefit of $44 million for the 2002 year to date period.

Revenue

Sales increased $36 million, or 2.4%, to $1,531 million for the year to date 2003 period from $1,495 million for the year to date 2002 period.

Revenues from the sale of gas increased 52.1%, or $52 million, to $153 million in the year to date 2003 period compared to $101 million in the year to date 2002 period. The increase was primarily due to a higher average sales price in the year to date 2003 period compared to the year to date 2002 period. The average sales price, including the effects of derivative transactions, was $4.14 per thousand cubic feet for the year to date 2003 period, a 40.3%, or a $1.19 per thousand cubic feet increase compared to the average sales price of $2.95 per million cubic feet for the year to date 2002 period. The increase in average sales price was related to decreasing gas inventory levels throughout the industry from year to year. CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contract nominations generally not exceeding one year. CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. CONSOL Energy sold 90% of sales volumes in the year to date 2003 period at an average price of $3.97 per thousand cubic feet compared to 76% of sales volumes locked in for the year to date 2002 period at an average price of $2.98 per thousand cubic feet under contracts agreed to in prior periods. The increase in gas sales revenue was also due to higher volumes of gas sold. Sales volumes were 36.9 billion cubic feet, an 8.4%, or 2.9 billion cubic feet increase from the year to date 2002 period. Higher sales volumes were a result of wells coming on line from the ongoing drilling program.

Company produced coal sales revenue decreased $8 million, or 0.6%, to $1,263 million for the year to date 2003 period from $1,272 million for the year to date 2002 period. The decrease in company produced coal revenue was due mainly to the reduction in volume sold during the year to date 2003 period compared to the year to date 2002 period. Company produced tons sold were 45.7 million tons in the 2003 period, a 1.8 million ton, or 3.8%, decrease from the year to date 2002 period. The decrease in tons sold was due primarily to the closure of the Dilworth, Humphrey, Meigs and Windsor mines because economically mineable reserves were depleted. The decrease in tons sold was also attributable to the idling of the Rend Lake Mine and the sale of the assets at the Cardinal River Mine. These closed and idled mines reduced overall company production. The decreases in tons sold at these closed and idled mines were offset, in part, by increased sales of company produced coal at the McElroy Mine and several other locations. The increases at McElroy Mine were due primarily to the mine running for the full 2003 period compared to being idled for part of the year to date 2002 period. The increase in tons produced at McElroy is also attributable to the preparation plant expansion that was completed in the last quarter of 2002. The decrease in volume sold was offset, in part, by increased average sales price per ton of company produced coal. Average sales price per ton of company produced coal increased 3.4% to $27.65 per ton for the year to date 2003 period from $26.75 per ton for the year to date 2002 period. The increase in average sales price for the year to date 2003 period reflects higher prices negotiated in the last quarter of 2002.

Revenues from the sale of purchased coal decreased by $5 million, or 8.6%, to $56 million in the year to date 2003 period from $61 million in the year to date 2002 period. Average sales price per ton of purchased coal decreased $1.87 per ton, or 5.6%, to $31.69 per ton in the year to date 2003 period compared to $33.56 per ton in the year to date 2002 period. The reduced sales price is primarily due to purchasing and selling a lower quality coal in the year to date 2003 period compared to the year to date 2002 period. Purchased coal tons sold were 1.8 million tons in the year to date 2003 and the year to date 2002 periods.

Revenues from the sale of industrial supplies decreased by $3 million, or 6.2%, to $46 million in the year to date 2003 period from $49 million in the year to date 2002 period primarily due to reduced sales volumes.

Freight revenue, outside and related party, decreased $17 million, or 16.5%, to $85 million for the year to date 2003 period from $102 million in the year to date 2002 period. Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income, which consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income, derivative gains or losses and miscellaneous income, was $52 million in the year to date 2003 period compared to $32 million in the year to date 2002 period. The increase of $20 million, or 65.1%, was primarily due to additional gain on sale of assets in the year to date 2003 period. The gain on sale of assets was $19 million in the year to date 2003 period compared to $6 million in the year to date 2002 period. The increase relates, in part, to the expiration in the year to date 2003 period of an option granted to a third party to purchase property for which CONSOL Energy received nonrefundable proceeds of $5 million and gains from the sale of surplus equipment. Increased Other Income was also due to a $3 million gain on a foreign currency derivative. We entered into foreign currency hedge contracts on July 10, 2002 to permit CONSOL Energy Australia Pty (CEA) to purchase Australian dollars at a fixed exchange rate. CEA entered into these hedges in order to minimize exposure to foreign exchange rate fluctuations. Future hedge contracts will be made in order to satisfy the requirement in CEA’s credit agreement to provide protection for the forecasted currency exposure for a rolling two-year period. Other income also includes a $3 million refund received from the federal government for prior claims related to harbor maintenance fees imposed by Federal statute that was subsequently declared unconstitutional. These claims have been pursued since 1991, and we do not expect other refunds related to these claims. These changes in Other Income were reduced, in part, by $7 million of income related to a contract settlement which occurred in the year to date 2002 period. The remaining $7 million change in Other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of Goods Sold and Other Operating Charges increased $55 million, or 4.7%, to $1,207 million in the year to date 2003 period compared to $1,152 million in the year to date 2002 period.

Cost of goods sold and other charges for company produced coal increased $15 million, or 1.7%, to $915 million in the year to date 2003 period from $900 million in the year to date 2002 period. The increase in cost of goods sold and other charges for company produced coal was due to a $1.09, or 5.8%, increase in the cost per ton sold. Costs per ton of coal sold are higher primarily due to increased medical expense for retired employees and increased salaried pension expenses. Retiree medical and salaried pension expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended. These increases in cost per ton of company produced coal were offset, in part, by a decrease in the volume of company produced coal sold. Company produced sales tons decreased 1.9 million tons, or 3.8%, to 45.7 million tons in the year to date 2003 period compared to 47.6 million tons in the year to date 2002 period.

Gas operations cost of goods sold increased $15 million, or 32.4%, to $62 million in the year to date 2003 period from $47 million in the year to date 2002 period. The increase was due mainly to a 22.1% increase in the average cost per thousand cubic feet sold. The average cost per thousand cubic feet was $1.67 in the year to date 2003 period compared to $1.37 in the year to date 2002 period. Average cost per thousand cubic feet increased in the year to date 2003 period primarily due to an increase of $0.25 per thousand cubic feet in royalty expense. Royalty expense increased primarily due to a 40.3% increase in average sales price per thousand cubic feet in the year to date 2003 period compared to the year to date 2002 period. The increase in gas operations cost of goods sold was also due to an increase of 8.4% in the volume sold. Volumes in the year to date 2003 period were 36.9 billion cubic feet compared to 34.0 billion cubic feet in the year to date 2002 period. The increased volumes sold were due mainly to additional production from wells coming on line.

Miscellaneous cost of goods sold and other operating charges increased $42 million, or 126.6%, to $76 million in the year to date 2003 period from $34 million in the year to date 2002 period. An increase of $22 million was primarily due to two mine fires in the year to date 2003 period. In January 2003, Mine 84 experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and are estimated to cost approximately $7 million, net of expected insurance recovery. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003. In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire was originally estimated to be approximately $8 million, net of expected insurance recovery. The estimated expenses have been increased approximately $12 million from the previous quarter ended June 30, 2003 due primarily to the late September discovery that the seals in one section of the mine were not sufficiently effective to suppress oxygen levels. To improve the effectiveness of the seals, we have determined that the ventilation system has to be reconfigured to reduce air pressure on the seals in question. The Loveridge Mine was idle during 2002 due to market conditions. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire has delayed this installation until March of 2004. Miscellaneous cost of goods sold and other operating charges also increased $6 million due to the payment of gas royalties in connection with a dispute between a subsidiary of CONSOL Energy and certain lessors of gas producing properties. An increase of approximately $1 million is due to severance cost accruals for the Cardinal River Mine for which CONSOL Energy remains responsible following the sale of the mine’s assets. The termination plan was communicated to employees of the mine during the 2003 period. Accordingly, CONSOL Energy recognized the cost estimate of the plan for which it is responsible. A $16 million increase in miscellaneous cost of goods sold and other operating charges was due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material. These increases were offset, in part, by a decrease of approximately $3 million due to a reduction in salary incentive compensation accruals under a company plan for employees in the year to date 2003 period compared to the year to date 2002 period.

These increases in the cost of goods sold and other charges were offset, in part, by decreases in cost of goods sold and other charges related to closed and idle mines. Cost of goods sold and other charges for closed and idle mines decreased $10 million, or 17.7%, to $49 million in the year to date 2003 period from $59 million in the year to date 2002 period. The decrease is primarily due to approximately $24 million of expenses related to mines that were idled for all or part of the year to date 2002 period that were operating in the 2003 period, or that were closed in the year to date 2002 period. These mines include Loveridge, Humphrey and McElroy. Cost of goods sold and other charges for closed and idle mines also decreased $3 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material. The decreases in costs associated with closed and idled mines were offset, in part, by approximately $12 million of additional mine closing and reclamation expenses related to changes in the method of accounting for these liabilities. In January 2003, CONSOL Energy adopted the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Under the previous method of accounting for mine closing, reclamation and gas well closing obligations, the estimated obligations for closed mines were fully accrued and adjusted annually as the estimates were updated by engineers. The decrease in costs was also offset, in part, by approximately $5 million due to mines that were idled or closed shortly before the 2003 period that were operating during the 2002 period. These mines include Dilworth, Rend Lake and Meigs Mines.

Purchased coal cost of goods sold and other charges decreased $5 million, or 8.2%, to $54 million in the year to date 2003 period from $59 million in the year to date 2002 period. Decreased costs related to purchased coal were primarily due to a decrease in the average cost per ton of purchased coal sold. The average cost per purchased ton was $30.83 in the year to date 2003 period compared to $32.49 in the year to date 2002 period. The lower cost per ton of purchased coal was attributable to CONSOL Energy purchasing and reselling a lower quality coal in the year to date 2003 period compared to the year to date 2002 period. Purchased coal volumes remained steady at 1.8 million in both the year to date 2003 and year to date 2002 period.

Industrial supplies cost of goods sold also decreased $4 million, or 7.2%, to $50 million in the year to date 2003 period compared to $54 million in the year to date 2002 period. The decrease was due to reduced sales volumes.

Freight expense decreased 16.5% to $85 million in the year to date 2003 period from $102 million in the year to date 2002 period. Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billings equals the transportation expense.

Selling, general and administrative expenses increased $7 million, or 14.3%, to $57 million in the year to date 2003 period from $50 million in the year to date 2002 period. The increase is due to a $4 million increase in medical costs for active and retired employees and increased salaried pension costs. Expenses also increased $1 million due to officer and director insurance costs that have been incurred in the 2003 period. CONSOL Energy officers and directors were previously insured under the RWE AG general liability policy. Selling, general and administrative expenses increased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization expense decreased $14 million, or 6.8%, to $184 million in the year to date 2003 period compared to $198 million in the year to date 2002 period. The decrease is primarily due to equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to the year to date 2003 period to coincide with the closure of the mine due to economically depleted reserves. This decrease was offset, in part, by increased amortization expense related to the gas segment. The increase was primarily due to the additional production in the 2003 period. The decrease was also offset, in part, by a $3 million increase due to the depreciation of the assets recorded in relation to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires depreciation of the capitalized asset retirement cost. The depreciation of these assets is generally determined on a units-of-production basis over the life of the producing assets.

Interest expense decreased $8 million, or 22.6%, to $26 million for the year to date 2003 period compared to $34 million for the year to date 2002 period. Interest expense decreased $5 million due to the implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expense. Interest expense on commercial paper decreased $4 million in the year to date 2003 period compared to the year to date 2002 period. This was due primarily to a $183 million reduction in the average principal amount of commercial paper outstanding and a 0.7% per annum reduction in the weighted average interest rate in the year to date 2003 period from the year to date 2002 period. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our long-term debt to BB+. Interest expense also decreased $2 million due to the reduction of long-term debt through scheduled payments. These decreases in interest expense were offset, in part, by a $3 million increase in interest expense related to the $250 million principal amount of 7.875% Notes due in 2012, which were issued in March 2002, and were not outstanding for the entire year to date 2002 period.

Taxes other than income decreased $7 million, or 5.3%, to $124 million for the year to date 2003 period compared to $131 million for the year to date 2002 period. The decrease was primarily due to a $2 million reduction in production taxes related to lower production volumes in the year to date 2003 period compared to the year to date 2002 period. Coal production was 45 million tons in the year to date 2003 period compared to 50 million tons in the year to date 2002 period. Payroll taxes were reduced by $2 million primarily due to the closure or idling of several mines in the period-to-period comparison. Dilworth, Rend Lake and Humphrey mines were not operating in the year to date 2003 period and, therefore, the number of employees was lower in the 2003 period compared to the 2002 period. Property taxes were reduced $2 million due to the adjustment of prior year estimated accruals to the actual amounts paid in the year to date 2003 period. These reductions in taxes other than income were offset, in part, by increased severance taxes primarily due to the increased gas production volumes and associated sales price in the year to date 2003 period compared to the year to date 2002 period.

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have received refunds in the year to date 2003 period for our claims and related interest for the years 1994-1999. Upon receipt of these items, we have adjusted our estimate of interest receivable to the amount received. This adjustment resulted in an additional $1.0 million in the year to date 2003 period due mainly to interest income related to these claims. A receivable for the claims for the years 1991-1993 is still outstanding. There is no interest receivable related to these claims.

Income Taxes

Income taxes were a benefit of $22 million in the year to date 2003 period compared to a benefit of $44 million in the year to date 2002 period. Our effective tax rate for the year to date 2003 period was 156.8% (see note 4 to the consolidated financial statements for additional information). The effective rate for the period was determined using a discrete period tax calculation for the nine months ended September 30, 2003. The annual effective rate method was not applied to the year to date 2003 period results due to the projected annual pre-tax earnings being close to zero. The effective tax rate for the 2002 period was 120.9%. The 2002 period rate was calculated using the annual effective rate projection available at that time. The effective tax rate is sensitive to changes in annual profitability and percentage depletion. The provision for income taxes is adjusted at the time the returns are filed to reflect changes in previously estimated amounts. Income taxes were reduced in the year to date 2003 period by $1 million related to these adjustments. Income taxes were reduced by $1 million in the year to date 2002 period.

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. In the past, a principal source of borrowing had been the issuance of commercial paper. In July 2003, Standard and Poor’s lowered its rating of our long-term debt to BB+(11th lowest out of 22 rating categories) with a rating outlook of stable. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus sign shows relative standing within the rating category. At the same time, Standard and Poor’s placed CONSOL Energy’s senior unsecured debt rating on CreditWatch with negative implications. As a result of the lower debt rating, CONSOL Energy was no longer able to participate as a seller in the commercial paper market. CONSOL Energy believes alternate sources of short-term borrowing, including CONSOL Energy’s Senior Revolving Credit facility and the Accounts Receivable Securitization facility described below, are available and sufficient to replace funding previously provided by the issuance of commercial paper.

In November 2003, Standard and Poor’s affirmed its BB+ ratings and removed the senior unsecured debt rating from CreditWatch with negative implications. The outlook remains stable. The affirmation of the senior unsecured debt rating reflects Standard and Poor’s assessment that senior unsecured lenders will not be significantly disadvantaged as a result of collateral posted for the credit facility and the $125 million accounts receivable securitization program.

In September 2003, Moody’s Investor Service lowered its rating of CONSOL’s long-term debt from Baa2 to Ba1 (11th lowest out of 21 rating categories). The rating remains under review for possible further downgrade. Bonds which are rated ‘Ba’ are considered to have speculative elements; their future cannot be considered as well assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In September 2003, CONSOL Energy completed a 364-day $150 million Senior Secured Revolving Loan Agreement. The new agreement replaced a 364-day bank credit facility of $218 million that expired September 15, 2003. The facility under the new agreement was terminated on September 24, 2003 upon receipt of proceeds from the Company’s sale of CONSOL Energy common stock. Additionally, the existing multi-year Senior Revolving Credit Facility was amended to conform to the terms of the new 364-day Agreement including the provision of collateral to the participating banks consisting of substantially all of the Company’s assets, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of the Company’s consolidated net tangible assets. It provides for an aggregate of $267 million that may be used for letters of credit and borrowings for other corporate purposes. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The Senior Revolving Credit Facility, as amended, has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.23 to 1.0 at September 30, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0, measured quarterly. This ratio was 6.85 to 1.0 at September 30, 2003. The Senior Revolving Credit Facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $293.5 million, $455.0 million and $470.0 million for the twelve months ending December 31, 2003, 2004 and 2005, respectively. At September 30, 2003, this facility had approximately $183.1 million letters of credit issued, leaving approximately $83.6 million of unused capacity. At October 31, 2003, there was approximately $3.6 million of letters of credit issued, and $20.0 million of borrowings outstanding against it, leaving approximately $243.2 million of unused capacity.

In September 2003, CONSOL Energy sold 11.0 million primary shares of its common stock in a private placement sale. The proceeds were placed in an interest bearing restricted cash account, to which CONSOL Energy has limited withdrawal rights, that will be used to support letters of credit issued on behalf of CONSOL Energy to satisfy financial assurance requirements of environmental reclamation and self-insurance employee benefits under various state and federal laws. We must maintain a balance in the account equal to or greater than 102.5% of the aggregate amount of all letters of credit issued. At October 31, 2003, sixteen letters of credit have been issued that are supported by the restricted cash account. The letters of credit total $183.5 million and were issued to;

•	the United Mine Workers of America 1992 Benefit Fund;

•	the Illinois Industrial Commission, Old Republic Insurance, West Virginia Workers’ Compensation Division, United States Department of Labor, the Commonwealth of Kentucky and Maryland Workers’ Compensation Commission for self insuring workers’ compensation;

•	Highmark Life and Casualty for employee healthcare insurance;

•	the Bank of Nova Scotia, Commonwealth of Kentucky, the Commonwealth of Pennsylvania and the West Virginia Department of Environment Protection for guarantee of performance of environmental obligations; and

•	Commonwealth of Pennsylvania for guarantee of subsidence bonds.

Several of these letters of credit were previously issued under the Senior Revolving Credit Facility.

In April 2003, CONSOL Energy and certain of its U.S. subsidiaries entered into a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds are consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At September 30, 2003, eligible accounts receivable total approximately $120 million, of which the subordinated retained interest was approximately $4 million. Accordingly, $116 million of accounts receivable were removed from the consolidated balance sheet at September 30, 2003. The proceeds are included in cash flows from operating activities in the consolidated statement of cash flows.

CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments in 2003 and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year). CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts resulted in other comprehensive loss of $0.5 million (net of $0.3 million of deferred tax) at September 30, 2003.

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

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $327 million at September 30, 2003 and $162 million at December 31, 2002. Stockholders’ equity increased $190 million in the nine months ended September 30, 2003 due to the sale of 11,000,000 shares of CONSOL Energy stock through a private placement. Stockholders’ equity was reduced by $5 million in the nine months ended September 30, 2003 due to Other Comprehensive Losses. Stockholders’ equity was reduced by $56 million in the twelve months ended December 31, 2002 due to Other Comprehensive Losses. These losses relate primarily to the recognition of minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans. Comprehensive losses are generally calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. Due to changes in our salaried pension plan that were communicated to employees in June 2003, our pension plan liabilities were remeasured as of July 1, 2003. As a result, our comprehensive loss amounts were adjusted during the three months ended June 30, 2003. Changes in our salaried pension plan include early retirement reduction factors dependent on a combination of the age of the employee and the employee’s years of service. See Consolidated Statements of Stockholders’ Equity and Note 20 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended.

Dividend information for the current fiscal year, to date, is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
October 28, 2003	$0.14	November 7, 2003	November 28, 2003
July 25, 2003	$0.14	August 8, 2003	September 2, 2003
April 25, 2003	$0.14	May 9, 2003	May 30, 2003
January 27, 2003	$0.14	February 10, 2003	February 28, 2003

Under our $267 million Senior Revolving Credit facility, payment of dividends must be suspended in the event of a default under the facility.

Cash Flows

Net cash provided by operating activities was $317 million for the nine months ended September 30, 2003 compared to $179 million for the nine months ended September 30, 2002. The change in net cash provided by operating activities is primarily due to the following items:

•	The Accounts Receivable Securitization Facility that will provide, on a revolving basis, up to $125 million of short-term funding. Costs for drawing against this facility are based on commercial paper interest rates. At September 30, 2003, eligible accounts receivable total approximately $120 million, of which the subordinated retained interest was approximately $4 million. Accordingly, approximately $116 million of accounts receivable were removed from the consolidated balance sheet at September 30, 2003.

•	The receipt of approximately $68 million of refunds in the year to date 2003 period for our black lung excise tax claims and related interest for the years 1994-1999 compared to $4 million of refunds in the year to date 2002 period.

•	Coal inventories decreased 1.2 million tons in the nine month period ended September 30, 2003 compared to an increase of 1.5 million tons in the nine month period ended September 30, 2002.

•	Higher workers’ compensation payments in the nine month period ended September 30, 2002 due to a one-time payment made to the state of West Virginia. The one-time workers’ compensation payment was to settle a dispute with the State of West Virginia Workers’ Compensation Division related to the non-payment of workers’ compensation premiums.

•	Other post-employment benefits paid out of operating cash flows. These benefit payments were paid from trust assets in the year to date 2002 period and did not impact operating cash flow.

•	Increased receivables related to the expected insurance recoveries for two mine fires.

Net cash used in investing activities was $114 million in the year to date 2003 period compared to $293 million in the year to date 2002 period. The change in net cash used in investing activities was primarily due to increased proceeds from the sale of assets, reduced capital expenditures and reduced cash outflows for investments in equity affiliates. Proceeds from the sales of assets were $86 million in the year to date 2003 period compared to $7 million in the year to date 2002 period. The increase was due mainly to approximately $70 million of cash proceeds received in the sale of our interests in Canadian coal assets and port facilities to Fording Inc. for a note and cash in February 2003. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. We sold the coal trust units in March 2003. Capital expenditures were $187 million in the year to date 2003 period compared to $238 million in the year to date 2002 period. Capital expenditures were higher in the 2002 period due mainly to monies being spent for the expansion of the McElroy Preparation Plant, which was completed and placed in service in 2002. Cash used in investing activities also improved due to a reduction in the amounts invested in equity affiliates. Investments in equity affiliates was $9 million in the year to date 2003 period compared to $59 million in the year to date 2002 period. The change was primarily due to $28 million in payments made to a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility in the year to date 2002 period. The change was also due to an investment made in the Line Creek Mine equity affiliate in the 2002 period. This affiliate was sold as part of the Canadian asset sale in the first quarter of 2003.

Net cash used in financing activities was $45 million in the year to date 2003 period compared with net cash provided by financing activities of $110 million in the year to date 2002 period. The change in net cash used in or provided by financing activities primarily reflects the cash received in the 2002 period of approximately $246 million related to the issuance on March 7, 2002 of 7.875% notes due 2012. The change also reflects the additional payments on commercial paper due to CONSOL Energy no longer being able to participate in the commercial paper market. These decreases were offset, in part, by approximately $190 million received in the sale of 11,000,000 shares of CONSOL Energy stock in a private placement in September 2003. A decrease was also due to $66 million for a scheduled long term payment made in the 2002 period on unsecured notes with no comparable payment in the 2003 period. Also, dividend payments were $33 million in the year to date 2003 period compared to $55 million in the year to date 2002 period due to the reduction of quarterly dividend payments to $0.14 per share beginning with the quarter ended June 30, 2002 from $0.28 per share for each of the previous quarters.

The following is a summary of our significant contractual obligations at September 30, 2003 (in thousands):

	Payments due by Year
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term Notes Payable	$3,399	$—	$—	$—	$3,399
Long-term Debt	48,592	7,823	57,859	378,867	493,141
Capital Lease Obligations	2,422	2,828	—	—	5,250
Operating Lease Obligations	12,444	19,996	16,778	2,461	51,679

Total Obligations	$66,857	$30,647	$74,637	$381,328	$553,469

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimated the payments, net of any applicable trust reimbursements, related to these items at September 30, 2003 (in thousands) to be:

Payments due by Year
Within 1 Year	2-3 Years	4-5 Years	Total
$370,570	$693,481	$664,295	$1,728,346

As discussed in “Critical Accounting Policies” and in the notes to our consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2002, as amended, to which we refer you, our determination of these long-term liabilities generally is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. Due to changes in our salaried pension plan that were communicated to employees in June 2003, our pension plan liabilities were remeasured as of July 1, 2003. As a result, our comprehensive loss amounts were adjusted during the three months ended June 30, 2003. Changes in our salaried pension plan include early retirement reduction factors dependent on a combination of the age of the employee and the employee’s years of service. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2003 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.

Debt

At September 30, 2003, CONSOL Energy had total long-term debt of $498 million, including the current portion of long-term debt of $51 million. Such long-term debt consisted of:

•	an aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. Payment of the principal and premium, if any, and interest on the notes are guaranteed by the majority of CONSOL Energy subsidiaries. The notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of CONSOL Energy and of the subsidiary guarantors;

•	an aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.25% per annum and are due at various dates between 2004 and 2007. These notes are senior obligations and rank equally with all other unsecured and unsubordinated indebtedness of CONSOL Energy;

•	an aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued in order to finance CONSOL Energy’s Baltimore port facility and bear interest at the rate of 6.50% per annum and mature in 2010 and 2011;

•	$17 million aggregate principal amount of borrowings under a term loan facility which allows CONSOL Energy Australia Pty Limited to borrow up to $17 million through March 31, 2004. The borrowed funds must be used for expenditures related to the design, construction, and acquisition of longwall mining equipment and infrastructure upgrades at Glennies Creek Mine, the joint venture owned 50% by CONSOL Energy Australia Pty Limited. Interest is paid quarterly at a rate of LIBOR plus 1.75%. The principal balance is payable in equal installments on March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009;

•	$34 million in advance royalty commitments with an average interest rate of 7.54% per annum;

•	an aggregate principal amount of $5 million of capital leases with an average interest rate of 7.40% per annum; and

•	an aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 3.81% due at various dates ranging from 2004 to 2031.

A subsidiary of CONSOL Energy also had $3 million aggregate principal amount of short-term debt outstanding under a working capital bank facility utilized by the joint venture operations at the Glennies Creek Mine in Australia. Drawings against this facility are made in Australian dollars and interest is based on the Australian Bank Bills Rate reset monthly.

At September 30, 2003, eleven letters of credit have been issued under the Senior Revolving Credit facility. The letters of credit total $183 million and were issued to;

•	the United Mine Workers of America 1992 Benefit Fund;

•	the Illinois Industrial Commission, Old Republic Insurance, West Virginia Workers’ Compensation Division and the Commonwealth of Kentucky for self insuring workers’ compensation;

•	the General Electric Capital Corp. for a guarantee of a note payable related to equipment purchased by a 50% joint-venture;

•	Highmark Life and Casualty for employee healthcare insurance;

•	Delkor Technik for a guarantee of obligations related to a purchase agreement; and

•	the Bank of Nova Scotia and the Commonwealth of Pennsylvania for a guarantee of performance of reclamation obligations.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation

No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective October 9, 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest in that it acquired before February 1, 2003. As of September 30, 2003, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued and will be effective for CONSOL Energy for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of 2003. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. As of September 30, 2003, CONSOL Energy does not hold any mandatorily redeemable freestanding financial instruments.

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

Forward-Looking Statements

We are including the following cautionary statement in this Report on Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following:

•	effects of the amount of our debt compared to stockholders’ equity and recent changes in our credit ratings;

•	results of an internal investigation in response to an anonymous letter recently received and containing numerous allegations, including that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities;

•	results of one or more purported class action lawsuits against us and certain of our officers alleging that the defendants issued false and misleading statements to the public and seeking damages and costs;

•	deterioration of our operating results in recent periods;

•	our ability to comply with restrictions imposed by our senior credit facility;

•	the success or failure of our efforts to implement our business strategy;

•	reliance on major customers and long-term contracts;

•	the effects of market demand and price on performance;

•	the ability to renew coal and gas sales agreements upon expiration;

•	the price of coal and gas sold under any new sales agreements;

•	fluctuating sales prices;

•	contract penalties;

•	actions of our competitors and our ability to respond to such actions;

•	recent declines in the creditworthiness of our customer base;

•	risks inherent in mining and gas production including geological conditions, mine and gas operations accidents;

•	weather-related factors;

•	results of litigation;

•	the effects of government regulation;

•	the risk of work stoppages;

•	the risk of transportation disruptions that could impair our ability to sell coal and gas;

•	management’s ability to correctly estimate and accrue for contingent liabilities;

•	our ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of our acquisition strategy; and

•	the effects of recent sales of our common stock on the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL Energy sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed-price contracts, collar-price contracts and derivative commodity instruments that qualify as cash-flow hedges under Statement of Financial Accounting Standards No. 133 to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy prohibits the use of derivatives for speculative positions.

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

Sensitivity analyses of the incremental effects on pre-tax income for the nine months ended September 30, 2003 of a hypothetical 10 percent and 25 percent change in natural gas prices, foreign exchange and interest rates for open derivative instruments as of September 30, 2003 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$2.7	$10.6
Foreign Currency (b)	$0.9	$2.2
Interest Rates (c)	$0.3	$0.8

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2003 through 2005 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pre-tax income decreases. The fair value of these contracts was a loss of $0.5 million (net of $0.3 million deferred tax) at September 30, 2003. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

(b)	CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. The U.S. dollar notional amount of all foreign currency contracts was $21 million as of September 30, 2003. The sensitivity analysis reflects a direct correlation between increases in foreign currency exchange rates relative to the U. S. dollar and a benefit to earnings. When foreign currency exchange rates increase relative to the U.S. dollar, pre-tax income increases. The fair value of these contracts resulted in $0.6 million of expense and $2.9 million of income in the three months and nine months ended September 30, 2003, respectively.

(c)	CONSOL Energy uses interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on CONSOL Energy Australia Pty Ltd’s, one of CONSOL Energy’s subsidiaries, outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt. The fair value of these contracts was a loss of $0.7 million (net of $0.4 million deferred tax) at September 30, 2003. The use of these contracts is monitored by CONSOL Energy’s executive management and treasury group.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2003, CONSOL Energy had $498 million aggregate principal amount of debt outstanding under fixed-rate instruments and $3 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates during the three and nine month periods ended September 30, 2003 relates to its commercial paper program, in which CONSOL Energy was unable to participate after July 2003, and its senior revolving credit facility. At September 30, 2003, CONSOL Energy had no commercial paper outstanding and had no amounts outstanding on the senior revolving credit facility. CONSOL Energy’s commercial paper and senior revolving facility bore interest at a weighted average rate of 2.4% during the nine months ended September 30, 2003. A 100 basis-point increase in the average rate for CONSOL Energy’s commercial paper and senior revolving facility would have decreased net income for the nine months ended September 30, 2003 by approximately $0.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In October 2003, through an anonymous letter addressed to the Securities and Exchange Commission and received by PricewaterhouseCoopers, the Company and its management were put on notice of certain allegations that may relate to the Company’s financial reporting, including allegations that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities. Independent members of the CONSOL Energy Board of Directors not charged in the anonymous letter are leading an investigation and have engaged the law firm of Kirkpatrick & Lockhart LLP to conduct an independent investigation. CONSOL Energy, however, cannot predict the timing or possible outcome of the internal investigation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A. In October 2003, CONSOL Energy received a copy of an anonymous letter addressed to the Securities and Exchange Commission and delivered to the company’s independent auditors, PricewaterhouseCoopers. The letter contained numerous allegations, including that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities. Independent members of the CONSOL Energy Board of Directors not charged in the anonymous letter are leading an investigation and have engaged the law firm of Kirkpatrick & Lockhart LLP to conduct an independent investigation. Pending the outcome of the investigation, the persons about whom allegations are made will continue to fulfill their normal management responsibilities. If the allegations in the letter are proved to be accurate, it could have a material adverse effect upon CONSOL Energy, its financial statements and the value of CONSOL Energy’s common stock. CONSOL Energy, however, cannot predict the timing or possible outcome of the internal investigation.

CONSOL Energy also has been informed that the Securities and Exchange Commission has commenced an inquiry regarding certain matters, which may be related to the anonymous letter.

B. A class action complaint has been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy. On October 21, 2003, a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under that Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public which failed to disclose or misrepresented the following, among others: (a) CONSOL Energy utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market. By increasing CONSOL Energy’s exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiffs and (2) award plaintiffs’ reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Two other class action complaints have purportedly been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with either purported complaint.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 23, 2003 and September 24, 2003, CONSOL Energy sold 11 million shares of common stock in a private placement sale to “accredited investors”, as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended, and to non “U.S. persons”, as defined in Rule 902 of Regulation S promulgated under the Securities Act of 1933, as amended. In connection with the private placement, Friedman, Billings, Ramsey & Co., Inc. acted as placement agent and received a placement fee of $0.50 per share sold. Shares were sold at $17.82 per share for net proceeds of approximately $190 million. The proceeds have been used to satisfy the financial assurance requirements of environmental reclamation and self-insured employee benefits under various state and federal laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.2	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and the Bank of Nova Scotia Trust Company of New York, as trustee.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc.

10.36	Registration Rights Agreement, dated February 1, 1999, by and between CONSOL ENERGY Inc., Rheinbraun AG and Rheinbraun US GmBH.

10.37	Letter Amendment, dated May 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH.

10.38	Second Amendment, dated as of September 18, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH.

10.39	Third Amendment, dated as of October 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH.

10.40	Form of Director Indemnification Agreement, dated May 13, 2003, by and between CONSOL Energy Inc. and each of J. Brett Harvey, John L. Whitmire, Philip W. Baxter, Patricia A. Hammick, Christoph Koether, Berthold Bonekamp, Bernd J. Breloer and Rolf Zimmermann.

10.41	Director Indemnification Agreement, dated September 15, 2003, by and between CONSOL Energy Inc. and George Lambertz.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey.

10.43	Form of Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith.

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003;

(1)	A report dated September 15, 2003, which included, under Item 5, the Company’s press release announcing the completion of the Company’s $150 million Senior Secured Revolving Loan Agreement, effective September 15, 2003.

(2)	A report dated, September 18, 2003, which included, under Item 5, the Company’s press release announcing an agreement to sell 11.0 million shares of its common stock in a private placement and RWE AG’s, CONSOL Energy’s largest shareholder, agreement to sell in a private placement 14.1 million shares of CONSOL Energy common stock.

(3)	A report dated September 24, 2003, which included, under Item 5, the Company’s press release announcing the closing of its previously announced sale of 11.0 million shares of common stock in a private placement and RWE AG’s, CONSOL Energy’s largest shareholder, closing on its sale in a private placement of 14.1 million shares of CONSOL Energy common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: November 19, 2003	By:	/s/ J. Brett Harvey
J. Brett Harvey President and Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ William J. Lyons
William J. Lyons,
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)