Form 10-K/A
period 2002-12-31
CONSOL ENERGY INC
filed 2004-02-05
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 3

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

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

CONSOL Energy also operates a large coalbed methane gas company based on both its proved reserves and its current daily production. Our industry position is highlighted by several measures:

•	We possess a large coalbed methane reserve base with 1.0 trillion cubic feet of proved reserves of gas;

•	We currently have 134 million cubic feet of average daily coalbed methane gas production;

•	CONSOL Energy operates more than 1,300 wells connected by approximately 740 miles of gathering lines and associated infrastructure; and

•	CONSOL Energy facilities have the capacity to transport 250 million cubic feet of gas per day.

CONSOL Energy was organized as a Delaware corporation in 1991 and is currently a holding company for 63 direct and indirect subsidiaries, principally engaged in the mining and sale of bituminous coal and the production and sale of coalbed methane gas.

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

INDUSTRY SEGMENTS

CONSOL Energy has two reportable business segments: Coal and Gas. The principal business of the Coal segment is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The principal business of the Gas segment is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the fiscal years ended June 30, 2001 and 2000 is included in Note 28 of Notes to Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K, as amended.

Coal Operations

Mining Complexes

At December 31, 2002, CONSOL Energy had 22 mining complexes located in the United States, Canada and Australia, including a 50% interest in the Cardinal River and the Line Creek mines located in Canada and a 50% interest in the Glennies Creek mine located in Australia.

The following map provides the location of CONSOL Energy’s operations by region:

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

CONSOL ENERGY MINING COMPLEXES

Average Quality and Recoverable Reserves as of December 31, 2002

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	Average Coal Quality (As—Received) (2)			Recoverable Reserves (12/31/02) (1)			Recoverable Reserves (tons in millions) 12/31/2001
					Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)	Owned (%)	Leased (%)	Tons (in millions)
ASSIGNED—OPERATING

Northern Appalachia
Enlow Fork	Enon, PA	Assigned	Pittsburgh	4.94	6.0	1.63	13,267	60%	40%	68.2	77.8
		Accessible	Pittsburgh	5.40	6.0	1.92	13,219	81%	19%	165.5	170.0
Bailey	Enon, PA	Assigned	Pittsburgh	5.64	6.0	2.00	13,223	0%	100%	93.1	59.7
		Accessible	Pittsburgh	5.79	6.0	1.90	13,272	0%	100%	74.6	111.4
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.61	6.0	1.49	13,394	64%	36%	53.3	57.3
		Accessible	Pittsburgh	5.38	6.0	1.94	13,324	88%	12%	58.5	58.5
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.83	5.7	3.03	13,166	100%	0%	177.0	181.6
Shoemaker	Moundsville, WV	Assigned	Pittsburgh	5.54	7.3	3.40	12,864	96%	4%	70.0	73.4
		Accessible	Pittsburgh	5.55	7.3	2.96	12,930	100%	0%	15 6	15.6
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.91	5.4	2.27	13,215	100%	0%	13.3	13.3
		Accessible	Pittsburgh	7.39	5.5	2.81	13,347	100%	0%	107.0	107.0
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.16	6.0	3.16	13,278	74%	26%	34.0	38.8
		Accessible	Pittsburgh	6.90	6.7	3.19	13,158	32%	68%	125.8	125.8
Blacksville 2	Wana, WV	Assigned	Pittsburgh	6.65	6.0	2.53	13,315	100%	0%	40.0	44.8
		Accessible	Pittsburgh	6.83	6.0	2.44	13,304	98%	2%	120.3	120.2
Mahoning Valley	Cadiz, OH	Assigned	Pittsburgh	4.60	6.0	2.14	11,656	100%	0%	1.4	0.2
Humphrey	Maidsville, WV	—	Pittsburgh	—	—	—	—	0%	0%	0	4.2
Dilworth	Rices Landing, PA	—	Pittsburgh	—	—	—	—	0%	0%	0	3.8
Windsor	West Liberty, WV	—	Pittsburgh	—	—	—	—	0%	0%	0	1.3
Meigs	Langsville, Ohio	—	Clarion	—	—	—	—	0%	0%	0	0.4

Central Appalachia
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	6.25	6.3	0.73	14,008	2%	98%	42.5	46.5
		Accessible	Pocahontas 3	4.89	6.3	0.70	14,060	22%	78%	94.5	94.5
VP-3	Vansant, VA	Assigned	Pocahontas 3	4.60	6.6	0 65	14,183	0%	100%	7.9	7.9
VP-8	Rowe, VA	Assigned	Pocahontas 3	6.08	9.0	0.74	13,562	1%	99%	6.5	8.6
Mill Creek Complex	Deane, KY	Assigned	Multiple	3.2-4.5	6.5	1.41	13,305	96%	4%	8.5	11.5
		Accessible	Multiple	3.2-4.5	6.5	1.55	13,305	93%	7%	17.7	17.7
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.0-4.8	7.0	1.01	12,698	56%	44%	15.7	18.0
		Accessible	Multiple	3.0-4.8	7.2	1 05	12,426	41%	59%	26.7	26.7
Amonate Complex	Amonate, VA	Assigned	Multiple	3.0-4.0	6.8	0.65	13,114	59%	41%	7.8	8.1
Elk Creek Complex	Emmett, WV	Assigned	Multiple	3.0-5.2	5.8	0.74	10,836	50%	50%	10.8	10.8

Illinois Basin
Rend Lake	Sesser, IL	Assigned	Illinois 6	8.00	11.8	0.90	12,117	12%	88%	21.3	21.5
		Accessible	Illinois 6	5.99	11.8	1.47	12,082	87%	13%	33.7	35.0

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	Average Coal Quality (As—Received) (2)			Recoverable Reserves (12/31/02) (1)			Recoverable Reserves (tons in millions) 12/31/2001
					Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)	Owned (%)	Leased (%)	Tons (in millions)
Ohio 11	Morganfield, KY	Assigned	Kentucky 11	4.46	11.6	2.77	11,934	0%	100%	8.3	8.3
		Accessible	Kentucky 11	4.44	11.5	2.88	11,878	0%	100%	2.2	2.2

Western U.S.
Emery	Emery Co., UT	Assigned	Ferron I	7.50	7.0	0.73	11,803	80%	20%	21.7	14.6
		Accessible	Ferron A	8.82	7.0	0.93	11,683	47%	53%	12.3	14.0

Australia (New South Wales)
Glennies Creek	Hunter Valley, NSW	Assigned	Middle Liddel	7.68	7.0	0.45	12,778	0%	100%	10.2	10.3

Total Assigned—Operating										1,565.9	1,621.3

Assets Sold Subsequent to December 31, 2002
Cardinal River	Hinton, AL	Assigned	Jewell	N/A	8.3	0.34	12,838	0%	100%	0.7	0.9
Line Creek	Sparwood, BC	Assigned	Multiple	N/A	8.1	0.38	12,827	0%	100%	30.6	32.5

(1)	We calculate our proven and probable reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples we receive from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.

(2)	We show coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.

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

Coal Reserves

At December 31, 2002 CONSOL Energy had an estimated 4.3 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

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

Consol Energy’s calculations of proven reserves generally do not rely on isolated points of observation. Small pods of measured reserves are not considered; continuity of observation points over a large area is necessary for proven status. Our estimates for proven reserves have the highest degree of geologic assurance. Estimates of rank, quality and quantity for these reserves have been computed from points of observation which are equal to or less than one half mile apart, except for our properties within the Pittsburgh 8 seam for which points of observation are 3,000 feet or less apart because of the well known continuity of that seam. The sites for measuring thickness of proven reserves are so closely spaced, and the geologic character is so well defined, that the average thickness, area, extent, size, shape and depth of coalbeds are well established.

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

CONSOL Energy’s coals fall within the range of commercially marketed coals in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, including, for example, sulfur content, ash and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. Therefore, any of CONSOL Energy’s coals can be marketed for power generation.

All mining reserves have their required permits or governmental approvals, or there is a very high probability that these approvals will be secured.

CONSOL Energy’s reserves are located in northern Appalachia (52%), central Appalachia (11%), the midwestern United States (21%), the western United States (11%), and in western Canada and Australia (5%) at December 31, 2002.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Recoverable Coal Reserves as of 12/31/02

	Range of Average Product Quality (As—Received) (2)			Recoverable Reserves 12/31/02 (1)			Recoverable Reserves (tons in millions) 12/31/2001
Coal Producing Region	Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)	Owned (%)	Leased (%)	Tons (in millions)
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	4.5 – 8.5	0.71 – 3.70	10,362 – 13,514	91%	9%	842.6	896.8
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	6.3 – 9.0	0.47 – 0.91	11,888 – 14,024	55%	45%	176.0	173.2
Illinois Basin (Illinois, Western Kentucky, Indiana)	11.3 – 12.1	0.76 – 3.18	10,657 – 12,101	33%	87%	824.4	853.3
Western U.S. (Montana, Wyoming, Utah)	24.3 – 28.0	0.19 – 0.45	8,563 – 9,330	58%	42%	439.4	445.8
Western Canada (Alberta)	8.0 – 8.7	0.23 – 0.54	11,194 – 13,009	2%	98%	159.9	159.9
Total				57%	43%	2,442.3	2,529.0

1)	We calculate our reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples it receives from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.

2)	We show coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.

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

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2002

	≤ 1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	187.2	—	—	—	187.2	4.4%
Steam:
High Vol A Bituminous	—	49.4	—	—	10.0	121.5	34.7	85.6	1,692.9	1,994.1	47.3%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%

Region Total	—	49.4	—	—	10.0	324.6	34.7	85.6	1,692.9	2,197.2	52.1%

Central Appalachia:
Metallurgical:
High Vol A Bituminous	7.3	—	18.7	—	—	2.1	—	—	—	28.1	0.7%
Med Vol Bituminous	—	3.5	81.4	—	2.4	6.1	—	—	—	93.4	2.3%
Low Vol Bituminous	—	—	159.0	—	—	8.1	—	—	—	167.1	3.9%
Steam:
High Vol A Bituminous	27.0	24.8	1.3	27.3	32.2	42.3	—	—	15.2	170.1	4.0%

Region Total	34.3	28.3	260.4	27.3	34.6	58.6	—	—	15.2	458.7	10.9%

Midwest—Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	68.5	55.1	57.0	425.9	33.3	639.8	15.2%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.9%

Region Total	—	—	—	—	226.6	55.1	149.0	425.9	33.3	889.9	21.1%

Northern Powder River Basin:
Steam:
Subbituminous B	—	—	248.6	—	—	4.1	—	—	—	252.7	5.9%
Subbituminous C	—	186.7	—	—	—	—	—	—	—	186.7	4.4%

Region Total	—	186.7	248.6	—	—	4.1	—	—	—	439.4	10.3%

Utah—Emery Field:
High Vol B Bituminous	—	—	—	—	34.0	—	—	—	—	34.0	0.8%

Region Total	—	—	—	—	34.0	—	—	—	—	34.0	0.8%

Western Canada:
Metallurgical:
Med Vol Bituminous	102.4	31.7	26.6	—	—	—	—	—	—	160.7	3.8%
Low Vol Bituminous	—	28.6	—	—	—	—	—	—	—	28.6	0.7%
Steam:
Low Vol Bituminous	2.1	—	—	—	—	—	—	—	—	2.1	0.1%

Region Total	104.5	60.3	26.6	—	—	—	—	—	—	191.4	4.6%

Hunter Valley, Australia
Metallurgical:
High Vol A Bituminous	—	10.2	—	—	—	—	—	—	—	10.2	0.2%

Region Total	—	10.2	—	—	—	—	—	—	—	10.2	0.2%

Total Company	138.8	334.9	535.6	27.3	305.2	442.4	183.7	511.5	1,741.4	4,220.8	100.0%

	≤ 1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Percent of Total	3.3%	7.9%	12.7%	0.6%	7.2%	10.5%	4.4%	12.1%	41.3%	100.0%

CONSOL ENERGY PROVEN AND PROBABLE COAL RESERVES

BY PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2002

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

	≤ 1.20 lbs			> 1.20 - < 2.50 lbs			≥ 2.50 lbs			Total	Percentage By Product
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Product	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Metallurgical:
High Vol A Bituminous	7.3	10.2	18.7	—	—	189.3	—	—	—	225.5	5.3%
Med Vol Bituminous	102.4	35.2	108.0	—	2.4	6.1	—	—	—	254.1	5.9%
Low Vol Bituminous	—	28.6	159.0	—	—	8.1	—	—	—	195.7	4.6%

Total Metallurgical	109.7	74.0	285.7	—	2.4	203.5	—	—	—	675.3	15.8%

Steam:
High Vol A Bituminous	27.0	74.1	1.3	27.3	42.2	163.9	34.7	85.6	1,708.1	2,164.2	51.5%
High Vol B Bituminous	—	—	—	—	102.5	55.1	57.0	425.9	33.3	674.9	16.0%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.9%
Low Vol Bituminous	2.2	—	—	—	—	15.9	—	—	—	18.1	0.4%
Subbituminous B	—	—	248.6	—	—	4.1	—	—	—	252.7	6.0%
Subbituminous C	—	186.6	—	—	—	—	—	—	—	186.6	4.4%

Total Steam	29.2	260.7	249.9	27.3	302.8	239.0	183.7	511.5	1,741.4	3,545.5	84.2%

Total	138.9	334.7	535.6	27.3	305.2	442.5	183.7	511.5	1,741.4	4,220.8	100.0%

Percent of Total	3.3%	7.9%	12.7%	0.6%	7.2%	10.5%	4.4%	12.1%	41.3%	100.00%

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

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always with reference to the then current regulatory limit. If the regulatory limit for sulfur dioxide is made more restrictive, it is likely to reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 lb of sulphur dioxide per million British thermal units of fuel consumed. At December 31, 2002, 1.0 billion tons, or 24%, of our coal reserves met the current standard as a compliance coal. It is possible that no coal would be considered compliance if emission standards were restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal.

We believe that the United States may soon regulate emissions of mercury from coal fired power plants. CONSOL Energy coals have mercury contents typical for their rank and location (approximately 0.05-0.1 parts mercury per million British thermal unit). Because most CONSOL Energy coals have high heating values, they have lower mercury contents (on a pound per British thermal unit basis) than lower rank coals at a given mercury concentration. Eastern bituminous coals tend to produce a greater proportion of flue gas mercury in the ionic or oxidized form which is captured by scrubbers installed for sulfur control than sub-bituminous coal, including coals produced in the Powder River Basin. High rank coals also may be more amenable to other methods of controlling mercury emissions, such as by carbon injection.

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

Nearly all of our gas production currently is from operations in southwestern Virginia. In this region, we operate 1,235 wells, 708 miles of gathering lines and various compression stations. Our southwestern Virginia operations control approximately 210,000 acres of gas rights. At December 31, 2002, we reported 961 million cubic feet of proved reserves of gas, of which approximately 34.4% is developed. Our December 2002 average daily production in this region is approximately 115 million cubic feet per day.

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

Drilling

The total average daily rate of production controlled by CONSOL Energy during the twelve months ended December 31, 2002, was 113.1 million cubic feet. During the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the twelve months ended June 30, 2001, and 2000, we drilled in the aggregate, 197, 141, 203, and 130 development wells, respectively, all of which were productive. The net number of wells for those periods were approximately 194, 141, 157, and 82 wells, respectively. To date, we have not had any dry development wells. The following table illustrates the wells referenced above by geographic region:

			Development Wells
	For the Twelve Months Ended December 31, 2002		For the Six Months Ended December 31, 2001		For the Twelve Months Ended June 30, 2001		For the Twelve Months Ended June 30, 2000
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Virginia (Op.)	191	191	141	141	203	157	130	82
Tennessee	6	3	0	0	0	0	0	0

During the twelve months ended December 31, 2002, the six months ended December 31, 2001 and the twelve months ended June 30, 2001 and 2000, we drilled in the aggregate 34, 21, 6, and 0 exploratory wells, respectively. The net number of wells for those periods was 25, 19, 0, and 0, respectively. To date, we have not had any dry exploration wells, although the 2002 period wells are still being evaluated and the 2001 Northern West Virginia and Southwest Pennsylvania wells are being evaluated for different completion techniques. The following table illustrates the exploratory wells by geographic region:

			Exploration Wells
	For the Twelve Months Ended December 31, 2002		For the Six Months Ended December 31, 2001		For the Twelve Months Ended June 30, 2001		For the Twelve Months Ended June 30, 2000
	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Virginia (Op.)	15	15	10	10	2	0	0	0
Northern West Virginia/Southwest Pennsylvania	1	1	8	8	4	0	0	0
Tennessee	18	9	3	1.5	0	0	0	0

Production

The following table sets forth CONSOL Energy’s working interest production for the periods indicated.

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Coalbed methane (in millions of cubic feet)	41,269	17,399	29,754	14,206

Water produced from our Virginia operations, which represents 95% of the total water produced by our gas operation, is injected into injection wells. Water from our Northern West Virginia/Southwest Pennsylvania operations is hauled to an independent treatment facility where it is treated and discharged.

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price and the average lifting cost for all of our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization. See Note 30 of Notes to Consolidated Financial Statements.

	Average Gas Sales Price, Lifting Cost, and Royalty for the
	Twelve Months Ended December 31,	Six Months Ended December 31,	Twelve Months Ended June 30,
	2002	2001	2001	2000
Average gas sales price (per million Btu)	$3.22	$2.67	$5.27	$3.06
Average lifting cost (per million Btu)	$0.41	$0.54	$0.43	$0.56

Productive Wells and Acreage

The following table sets forth, at December 31, 2002, the number of CONSOL Energy’s producing wells, developed acreage and undeveloped acreage.

	Gross	Net
Producing Wells	1,317	1,313
Developed Acreage	105,881	105,631
Undeveloped Acreage	360,267	243,681

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

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk”, and in Note 26 to the audited financial statements.

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

Gas Reserves

CONSOL Energy’s gas reserves are either owned or leased. Proved gas reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements but not on escalations based upon future conditions. The following table shows our estimated proven developed and proven undeveloped reserves. Reserve information is net of a  1/8 royalty ownership, and includes 100% of the reserves for Pocahontas Gas Partnership as of December 31, 2002, and December 31, 2001, and 50% of the reserves for Pocahontas Gas Partnership as of June 30, 2001, and June 30, 2000. CONSOL Energy owned a 50% interest in Pocahontas until August 2001, when CONSOL Energy acquired an additional 50% interest. Reserves are net of  1/8 royalty ownership. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations. Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X.

	GAS Reserves (millions of cubic feet)
	As of December 31,		As of June 30,
	2002	2001	2001	2000
Estimated proved developed reserves	330,246	364,143	234,386	156,354
Estimated proved undeveloped reserves	630,259	659,236	442,765	497,106
Total estimated proved developed and undeveloped reserves	960,505	1,023,379	677,151	653,460

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

In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated remediation cost for all potentially responsible parties is approximately $15 million at December 31, 2002. CONSOL Energy’s portion of this claim is approximately 20%. CONSOL Energy has a liability for the remaining remediation costs of approximately $2.9 million at December 31, 2002. To date, CONSOL Energy has paid $2.1 million for remediation of this waste disposal site and related expenses.

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

STATEMENT OF INCOME DATA (In thousands except per share data)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30, 1999	Twelve Months Ended December 31, 1998
	2002	2001	2001	2000	2001	2000
		(Unaudited)		(Unaudited)
Revenue:
Sales (1)	$2,003,345	$2,095,463	$964,460	$992,201	$2,123,202	$2,094,850	$1,081,922	$2,295,430
Freight (1)	134,416	159,029	70,314	72,225	160,940	165,934	80,487	230,041
Other income	45,837	64,526	31,223	37,154	70,457	64,359	28,560	54,562

Total Revenue	2,183,598	2,319,018	1,065,997	1,101,580	2,354,599	2,325,143	1,190,969	2,580,033
Costs:
Cost of goods sold and other operating charges	1,543,189	1,585,686	761,146	730,329	1,554,867	1,498,982	790,119	1,590,176
Freight expense	134,416	159,029	70,314	72,225	160,940	165,934	80,487	230,041
Selling, general and administrative expense	65,888	61,155	31,493	33,381	63,043	62,164	30,218	59,475
Depreciation, depletion and amortization	262,873	243,588	120,039	119,723	243,272	249,877	121,237	238,584
Interest Expense	46,213	43,356	16,564	30,806	57,598	55,289	30,504	48,138
Taxes other than income	172,479	160,954	80,659	77,771	158,066	174,272	98,244	201,137
Export sales excise tax resolution	(1,037)	(118,120)	5,402	—	(123,522)	—	—	—
Restructuring costs	—	—	—	—	—	12,078	—	—

Total Costs	2,224,021	2,135,648	1,085,617	1,064,235	2,114,264	2,218,596	1,150,809	2,367,551

Earnings (Loss) before income taxes	(40,423)	183,370	(19,620)	37,345	240,335	106,547	40,160	212,482
Income taxes (benefits)	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121	37,845

Net income	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039	$174,637

Earnings per share:
Basic (2)	$0.15	$1.92	$0.01	$0.43	$2.34	$1.35	$0.62	$1.73

Dilutive (2)	$0.15	$1.91	$0.01	$0.43	$2.33	$1.35	$0.62	$1.73

Weighted average number of common shares outstanding:
Basic	78,728,560	78,671,821	78,699,732	78,584,204	78,613,580	79,499,576	64,784,685	100,820,599

Dilutive	78,834,023	78,964,557	78,920,046	78,666,391	78,817,935	79,501,326	64,784,685	100,820,599

Dividend per share	$0.84	$1.12	$0.56	$0.56	$1.12	$1.12	$0.39	$0.90

BALANCE SHEET DATA (In thousands)	At December 31,		At June 30,			At December 31,
	2002	2001	2001	2000	1999	1998
Working capital (deficiency)	$(191,596)	$(70,505)	$(368,118)	$(375,074)	$(261,427)	$(602,428)
Total assets	4,293,160	4,298,732	3,894,971	3,866,311	3,875,026	3,863,390
Short-term debt	204,545	77,869	360,063	464,310	345,525	551,719
Long-term debt (including current portion)	497,046	545,440	303,561	307,362	326,495	430,888
Total deferred credits and other liabilities	2,828,249	2,913,763	2,378,323	2,358,725	2,423,483	2,433,899
Stockholders’ equity (deficit)	162,047	271,559	351,647	254,179	254,725	(103,221)

OTHER OPERATING DATA	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Coal:
Tons sold (in thousands) (3)(4)	67,308	76,503	35,587	36,590	77,322	78,714	38,553	77,729
Tons produced (in thousands) (4)	66,230	73,705	34,355	32,508	71,858	73,073	38,244	75,769
Productivity (tons per manday) (4)	40.18	39.95	37.15	41.60	42.21	44.23	39.86	40.11
Average production cost ($ per ton produced) (4)	$24.73	$22.21	$23.73	$21.93	$21.35	$20.00	$21.47	$20.99
Average sales price of tons produced ($ per ton produced) (4)	$26.76	$24.66	$25.02	$23.41	$23.93	$23.66	$25.12	$26.41
Recoverable coal reserves (tons in millions) (4)(5)	4,275	4,365	4,365	4,372	4,411	4,461	4,705	4,755
Number of mining complexes (at period end)	22	27	27	23	23	22	24	25
Gas:
Net sales volume produced (in billion cubic feet) (4)	41.27	33.92	17.61	14.18	29.75	14.20	2.67	5.28
Average sale price ($ per mmbtu) (4)	$3.22	$4.10	$2.67	$4.80	$5.27	$3.06	$2.07	$2.34
Average costs ($ per mmbtu) (4)	$2.21	$2.42	$2.30	$1.97	$2.20	$1.62	$2.34	$2.05
Net estimated proven reserves (in billion cubic feet) (4)(6)	961	1,023	1,023	639	677	653	409	411

CASH FLOW STATEMENT DATA (In thousands)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Net cash provided by operating activities	$329,556	$347,356	$93,084	$181,568	$435,839	$295,028	$84,995	$395,313
Net cash used in investing activities	(339,936)	(114,160)	(11,598)	(131,078)	(233,321)	(299,554)	(100,790)	(235,918)
Net cash provided by (used in) financing activities	6,315	(228,184)	(82,529)	(48,419)	(194,074)	(10,852)	8,069	(146,898)

OTHER FINANCIAL DATA (In thousands)
Capital expenditures	$295,025	$266,825	$162,700	$109,007	$213,132	$142,270	$105,032	$254,299
EBIT (7)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438	250,089
EBITDA (7)	261,643	437,918	117,907	185,313	505,324	406,042	189,675	488,673
Ratio of earnings to fixed charges (8)	—	4.59	—	1.85	4.54	2.70	2.19	4.93

(1)	See Note 28 of Notes to Consolidated Financial Statements for sales and freight by operating segment.
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
(3)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 2.5 million tons in the twelve months ended December 31, 2002, 2.8 million tons in the twelve months ended December 31, 2001, 1.3 million tons in the six months ended December 31, 2001, 1.5 million tons in the six months ended December 31, 2000, 2.7 million tons in the twelve months ended June 30, 2001, 3.5 million tons in the twelve months ended June 30, 2000, 3.9 million tons in the twelve months ended June 30, 1999, 2.2 million tons in the six months ended June 30, 1999, and 3.2 million tons for the twelve months ended December 31, 1998. Sales of coal produced by equity affiliates were 1.6 million tons in the twelve months ended December 31, 2002, 1.6 million tons in the twelve months ended December 31, 2001, 0.9 million tons in the six months ended December 31, 2001 and 0.7 million tons in the twelve months ended June 30, 2001 that were produced by equity affiliates. No sales from equity affiliates occurred in previous periods presented.
(4)	For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, Line Creek Mine and Glennies Creek Mine are reported as equity affiliates for the December 31, 2002 period. Line Creek Mine was also reported as an equity affiliate for the December 31, 2001 and June 30, 2001 periods. No other periods have coal equity affiliates. For gas, Pocahontas Gas Partnership accounts for the majority of the information reported as an equity affiliate for approximately eight months in the December 31, 2001 period and for the entire year of the previous periods presented.
(5)	Represents proven and probable reserves at period end.
(6)	Represents proved developed and undeveloped gas reserves at period end.

(7)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

(In thousands)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Net Income	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039	$174,637
Add: Interest expense	46,213	43,356	16,564	30,806	57,598	55,289	30,504	48,138
Less: Interest income	(5,738)	(5,990)	(3,734)	(2,561)	(4,817)	(5,671)	(2,226)	(10,531)
Less: Interest income included in export sales excise tax resolution	(1,282)	(26,406)	(4,658)	—	(31,064)	—	—	—
Add: Income Taxes	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121	37,845

Earnings before interest and taxes (EBIT)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438	250,089

(In thousands)	Twelve Months Ended December 31,		Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,	Twelve Months Ended December 31,
	2002	2001	2001	2000	2001	2000	1999	1998
Add: Depreciation, depletion and amortization	262,873	243,588	120,039	119,723	243,272	249,877	121,237	238,584

Earnings before interest, taxes and depreciation, depletion and amortization	$261,643	$437,918	$117,907	$185,313	$505,324	$406,042	$189,675	$488,673

(8)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the twelve months ended December 31, 2002, fixed charges exceeded earnings by $30.6 million. For the six months ended December 31, 2001, fixed charges exceeded earnings by $20.4 million.

Item	7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

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

Miscellaneous cost of goods sold and other operating charges increased $4 million, or 7.9%, to $47 million in the 2002 period from $43 million in the 2001 period. The increase is due mainly to $14 million of equipment removal cost in the 2002 period compared to $9 million in the 2001 period. The increase in the 2002 period was also due to $4 million of contribution expense related to the donation of property to The Conservation Fund and $2 million of expense to recognize an allowance for doubtful accounts related to trade receivables. Bank fees also increased $2 million in the 2002 period related to the renegotiation of our revolving credit facility. The new facility replaces the previous agreement, which expired on September 20, 2002 and allows for an aggregate of $485 million of commercial paper principal and letters of credit to be issued. Miscellaneous cost of goods sold and other operating charges also increased $9 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material. These increases in cost of goods sold and other charges were offset, in part, by an $18 million reduction in incentive compensation expense. Expense for this item was reduced in the 2002 period because performance targets for 2002 were not achieved. Miscellaneous costs of goods sold and other operating charges also includes $11 million of expense for various contingent loss accruals related to asbestos, waste management site and various other contingencies in both the 2002 period and the 2001 period.

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

Our effective tax rate is sensitive to changes in annual profitability and percentage depletion. The effective rate was 128.9% in the 2002 period compared to 17.5% in the 2001 period. Although we suffered a loss for the year, the percentage depletion deduction allowed for tax purposes did not have a corresponding reduction. Historically, the annual depletion benefit has been approximately $30 million. The combination of this benefit and a pre-tax loss resulted in our effective tax rate. Additional detail is provided in Note 9 of Notes to Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K, as amended.

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

Stockholders’ equity was reduced by comprehensive losses of approximately $56 million in 2002 and $37 million in 2001. These losses relate primarily to minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Our minimum pension liability is calculated annually and reflects a number of factors including conditions in the stock markets and interest rates. We cannot predict whether we will be required to recognize such losses in the future. Further comprehensive losses would erode our stockholders’ equity and possibly preclude our paying dividends, which likely would adversely affect our stock price.

Standard and Poor’s downgraded our long term debt rating to a sub-investment grade rating, which could adversely affect our costs and expenses.

The credit rating of our long term debt recently has been downgraded by Standard and Poor’s, which has classed our long-term debt as BB+, a sub-investment grade rating. This could adversely affect our ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect our internal cost of capital estimates and therefore operational decisions.

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

Our senior credit facility imposes a number of restrictions on us. A failure to comply with these restrictions could adversely affect our ability to borrow under our credit facility or result in an event of default under these agreements and our other debt. Our senior credit facility contains financial and other covenants that create limitations on our ability to, among other things, borrow the full amount under our senior credit facility, incur additional debt, and require us to maintain various financial ratios and comply with various other financial covenants. These financial covenants include a funded debt ratio that requires that we maintain a ratio of total indebtedness for borrowed money as of the last day of each quarter to total earnings before interest, taxes, depreciation and amortization and excluding any extraordinary gains or losses for the four quarters ended on that date of not more than 3 to 1 and a ratio for the last four consecutive quarters of total earnings before interest, taxes, depreciation and amortization and excluding any extraordinary gains or losses to total interest payable (including amortization of debt discount) on indebtedness for borrowed money of not less than 4.5 to 1. Our ability to comply with these restrictions depends upon our operating results, which recently have deteriorated from earlier periods and which continue to be affected by the sluggish economy and other events beyond our control. As a result, we may be unable to comply with these covenants and other restrictions in our credit facility. In the event of a default, our lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts, or we might be forced to seek an amendment to our debt agreements which could make the terms of these agreements more onerous for us. Failure to comply with these restrictions, even if waived by our bank lenders, also could adversely affect our credit ratings, which could increase the costs of debt financings to us and impair our ability to obtain additional debt financing.

We may not maintain our competitive position because coal and gas markets are highly competitive and are affected by factors beyond our control.

We compete with coal producers in various regions of the United States for domestic sales, and we compete both with domestic and foreign coal producers for sales in international markets. Demand for our coal by our principal customers is affected by the price of competing coal and alternative fuel supplies, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power. We also sell coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition.

A significant decline in the prices we receive for our coal and gas could adversely affect our operating results and cash flows.

Our results of operations are highly dependent upon the prices we receive for our coal and gas, which are closely linked to consumption patterns of the electric generation industry and certain industrial and residential consumption patterns where gas is the principal fuel. Extended or substantial price declines for coal or gas would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. For example, in calendar years 1998 and 1999, demand for coal decreased because of the warm winters in the northeastern United States. This resulted in increased inventories that caused pricing decreases in 1999. Substantially all of our natural gas production is sold at market sensitive prices. Prices for natural gas are subject to volatile trading patterns.

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

The energy industry has been consolidating, with many companies seeking to consummate acquisitions and increase their market share. In this environment, we compete and will continue to compete with many other buyers for acquisitions. Some of those competitors may be able to outbid us for acquisitions because they have greater financial resources. As a result of these and other factors, future acquisitions may not be available to us on attractive terms. Our ability to consummate any acquisition will be subject to various conditions, including the negotiation of satisfactory agreements and obtaining necessary regulatory approvals and financing. Once any acquisition is completed, we may not be able to achieve expected operating benefits through cost reductions, increased efficiency and integration with our existing operations. As a result, our operating results may be adversely affected.

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

We face numerous uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. None of our coal reserve estimates have been reviewed by independent experts.

Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect our actual reserves.

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

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. For example, we often are required to prepare and present to federal, state and local authorities data pertaining to the impact that proposed exploration for or production of coal may have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits we need may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct our mining operations or to do so profitably.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards related to coal combustion. As a result, they may switch to other fuels, which would affect the volume of our sales.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal, thereby, reducing demand for coal as a fuel source and the volume of our coal sales. Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to low-sulfur fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the delivered costs of our higher sulfur coals on an energy equivalent basis.

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

The gas industry is subject to extensive legislation and regulation, which is under constant review for amendment or expansion. Any changes may affect, among other things, the pricing or marketing of gas production. State and local authorities regulate various aspects of gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization, or pooling, of gas properties, environmental matters, safety standards, market sharing and well site restoration. If we fail to comply with statutes and regulations, we may be subject to substantial penalties, which would decrease our profitability.

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

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is defending against approximately 22,100 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, payments in the future with respect to pending or future asbestos cases could be material to the financial position, results of operations or cash flows of CONSOL Energy.

We have been informed by insurance companies that, unless provided with collateral, they no longer will issue surety bonds that we and other coal mining companies are required by law to obtain.

Various federal or state laws and regulations require us to obtain surety bonds or to provide other assurance of payment for certain of our long-term liabilities including mine closure or reclamation costs, workers’ compensation and other post employment benefits. We, along with other participants in the coal industry, have been informed by the insurance companies that they no longer will provide surety bonds for workers compensation and other post employment benefits without collateral. We have satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit may be significantly more costly to us than surety bonds. The issuance of letters of credit under our bank credit facilities also reduces amounts that we can borrow under our bank credit facilities for other purposes.

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

Cash Flows

Net cash provided by operating activities was $330 million in the twelve months ended December 31, 2002 compared to $347 million in the twelve months ended December 31, 2001. The change in net cash provided by operating activities was primarily due to decreases in net income, as previously discussed, increases in coal inventory, and a one-time workers’ compensation payment of approximately $22 million made to the state of West Virginia. The one-time workers’ compensation payment to the State of West Virginia Workers’ Compensation Division was made in order to settle disputed claims involving the non-payment of workers’ compensation premiums taxes, interest and penalties owed to the State of West Virginia Workers’ Compensation Division, primarily for periods prior to 1993, by third-party employers with whom Island Creek Coal Company or its affiliates contracted for the mining of coal on properties which it owned or controlled. Island Creek Coal Company and its affiliates were acquired by CONSOL Energy in 1993. These decreases to operating cash flow were offset, in part, by reduced tax payments related to the refunds received in the 2002 period due to changes in filing positions and the recognition of amounts in the 2001 period attributable to anticipated refunds for excise tax funds previously paid. Approximately $4 million of these receivables have been collected in the 2002 period and $34 million in the 2001 period.

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

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $162 million at December 31, 2002 and $272 million at December 31, 2001. Stockholders’ equity was reduced by $56 million in 2002 and $38 million in 2001 due to Other Comprehensive Losses. These losses relate primarily to minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Comprehensive losses are calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. See Consolidated Statements of Stockholders’ Equity and Note 21 of the Notes to Consolidated Financial Statements.

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

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2002, CONSOL Energy had outstanding $482 million aggregate principal amount of debt under fixed-rate instruments and $220 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its commercial paper program. At December 31, 2002, CONSOL Energy had an aggregate of $203 million in commercial paper outstanding. CONSOL Energy’s commercial paper bore interest at an average rate of 2.1%

during the twelve months ended December 31, 2002. At December 31, 2001, CONSOL Energy had an aggregate of $324 million in commercial paper outstanding prior to reclassification of notes. CONSOL Energy’s commercial paper bore interest at an average rate of 3.4% during the six months ended December 31, 2001. A 100-point increase in the average rate for CONSOL Energy’s commercial paper would have decreased the six months ended December 31, 2001 net income by approximately $0.6 million. A 100 basis-point increase in the average rate for CONSOL Energy’s commercial paper would have decreased CONSOL Energy’s twelve months ended December 31, 2002 net income by approximately $1.8 million. The fair value of CONSOL Energy’s financial instruments is set forth in Note 25 and Note 26 of the Notes to Consolidated Financial Statements.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Accountants	70

Consolidated Statements of Income for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and June 30, 2000	72

Consolidated Balance Sheets at December 31, 2002, December 31, 2001, and June 30, 2001	73

Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and June 30, 2000	75

Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and June 30, 2000	76

Notes to Consolidated Financial Statements	77

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

CONSOL Energy Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (the Company) at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Notes 28 and 29 related to the

periods December 31, 2001

and prior, as to which the

dates are December 16, 2003 and

March 7, 2002, respectively

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001	June 30, 2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$11,517	$15,582	$16,625
Accounts and Notes Receivable:
Trade	205,891	220,442	221,557
Other Receivables	127,226	123,336	158,415
Inventories (Note 10)	135,621	113,894	95,046
Recoverable Income Taxes	21,935	—	—
Deferred Income Taxes (Note 9)	92,236	54,708	46,340
Prepaid Expenses	28,411	42,274	27,872

Total Current Assets	622,837	570,236	565,855
Property, Plant and Equipment (Note 11):
Property, Plant and Equipment	5,257,456	4,965,659	4,468,556
Less—Accumulated Depreciation, Depletion and Amortization	2,651,233	2,361,052	2,277,461

Total Property, Plant and Equipment—Net	2,606,223	2,604,607	2,191,095
Other Assets:
Deferred Income Taxes (Note 9)	420,718	520,906	309,193
Intangible Assets—Net (Note 12)	388,362	403,347	437,614
Investment in Affiliates	135,362	77,928	223,667
Other	119,658	121,708	167,547

Total Other Assets	1,064,100	1,123,889	1,138,021

Total Assets	$4,293,160	$4,298,732	$3,894,971

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2002	December 31, 2001	June 30, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$151,371	$171,923	$144,100
Accounts Payable—Related Parties (Note 3)	—	—	95
Short-Term Notes Payable (Note 13)	204,545	77,869	360,063
Current Portion of Long-Term Debt and Capital Lease Obligations (Notes 15 and 16)	8,615	72,771	72,533
Accrued Income Taxes	—	4,799	2,322
Other Accrued Liabilities (Note 14)	449,902	313,379	354,860

Total Current Liabilities	814,433	640,741	933,973
Long-Term Debt:
Long-Term Debt (Note 15)	485,535	464,187	220,394
Capital Lease Obligations (Note 16)	2,896	8,482	10,634

Total Long-Term Debt	488,431	472,669	231,028

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 17)	1,437,987	1,417,567	1,140,501
Pneumoconiosis Benefits (Note 18)	455,436	459,776	448,317
Mine Closing	332,920	333,738	272,220
Workers’ Compensation	261,250	269,075	260,609
Deferred Revenue	102,400	227,595	40,024
Salary Retirement	91,474	8,633	114
Reclamation	5,812	13,744	19,806
Other	140,970	183,635	196,732

Total Deferred Credits and Other Liabilities	2,828,249	2,913,763	2,378,323

Total Liabilities	4,131,113	4,027,173	3,543,324

Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 80,267,558 Issued; 78,749,001 Outstanding at December 31, 2002, 78,705,638 Outstanding at December 31, 2001, and 78,696,255 Outstanding at June 30, 2001	803	803	803
Capital in Excess of Par Value	643,787	643,627	643,486
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—	—
Retained Earnings (Deficit)	(372,017)	(317,566)	(274,553)
Other Comprehensive Loss (Note 21)	(93,370)	(37,659)	(337)
Common Stock in Treasury, at Cost—1,518,557 Shares at December 31, 2002, 1,561,920 Shares at December 31, 2001, 1,571,303 Shares at June 30, 2001	(17,156)	(17,646)	(17,752)

Total Stockholders’ Equity	162,047	271,559	351,647

Total Liabilities and Stockholders’ Equity	$4,293,160	$4,298,732	$3,894,971

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Cash Flows from Operating Activities:
Net Income	$11,676	$1,059	$183,650	$107,040
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	262,873	120,039	243,272	249,877
Gain on Sale of Assets	(13,307)	(6,857)	(15,280)	(26,538)
Amortization of Advance Mining Royalties	9,946	5,589	17,192	16,444
Deferred Income Taxes	(45,557)	(20,943)	28,631	(23,172)
Equity in Earnings of Affiliates	9,818	(796)	(19,437)	(1,969)
Changes in Operating Assets:
Accounts and Notes Receivable	12,061	58,677	(91,489)	(25,825)
Inventories	(21,727)	(10,692)	61,807	50,142
Prepaid Expenses	13,878	(14,138)	(4,247)	5,747
Changes in Other Assets	8,540	63,475	(21,827)	50,725
Changes in Operating Liabilities:
Accounts Payable	(20,552)	5,188	787	(46,081)
Other Operating Liabilities	164,343	(135,801)	27,300	(533)
Changes in Other Liabilities	(61,690)	30,977	24,233	(66,266)
Other	(746)	(2,693)	1,247	5,437

	317,880	92,025	252,189	187,988

Net Cash Provided by Operating Activities	329,556	93,084	435,839	295,028

Cash Flows from Investing Activities:
Capital Expenditures	(295,025)	(162,700)	(213,132)	(142,270)
Additions to Intangible Assets	(5,155)	(3,318)	(6,106)	(6,376)
Proceeds from Sale of Assets	28,213	5,601	12,875	14,897
Acquisitions—Net of Cash Acquired (Note 2)	—	162,738	(39,072)	(163,506)
Investment in Affiliates	(67,969)	(13,919)	12,114	(2,299)

Net Used in Investing Activities	(339,936)	(11,598)	(233,321)	(299,554)

Cash Flows from Financing Activities:
(Payments on) Proceeds from Commercial Paper, net	(119,993)	(36,564)	(102,455)	117,331
Payments on Long-Term Notes	(66,000)	—	—	—
Payments on Miscellaneous Borrowings	(4,285)	(1,915)	(5,227)	(19,732)
Proceeds from Long-Term Notes	261,803	—	—	—
Proceeds from Treasury Rate Lock	1,332	—	—	—
Payments for Bond Issuance Costs	(1,065)	—	—	—
Dividends Paid	(66,086)	(44,050)	(88,014)	(89,055)
Issuance of Company Shares	609	—	1,622	(19,396)

Net Cash Provided by (Used in) Financing Activities	6,315	(82,529)	(194,074)	(10,852)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,065)	(1,043)	8,444	(15,378)
Cash and Cash Equivalents at Beginning of Period	15,582	16,625	8,181	23,559

Cash and Cash Equivalent at End of Period	$11,517	$15,582	$16,625	$8,181

The accompanying notes are an integral part of these consolidated financial statements.

See Note 23—Supplemental Cash Flow Information

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

Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. The costs of producing properties are amortized using the units-of-production method over estimated proved developed gas reserves. The value of gas reserves is depleted using the units of production method over estimated proved recoverable gas reserves. Units-of-production amortization rates are revised whenever there is an indication of the need for revision, but at least once a year; those revisions are accounted for prospectively as changes in accounting estimates.

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

Depreciation of plant and equipment, including assets leased under capital leases, is provided on the straight-line method over their estimated useful lives or lease terms as follows:

Years
Building and improvements	10 to 20
Machinery and equipment	3 to 20
Leasehold improvements	Life of Lease
Airshafts	Life of Area Benefited

Depletion of coal interests and amortization of mine development costs are computed using the units-of-production method over the estimated proven and probable reserves.

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

Intangible Assets

Intangible assets consist of advance mining royalties and leased coal interests. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production. These advance payments are capitalized and amortized by the units-of-production method over estimated recoverable reserves. Leased coal interests are depleted over the estimated proven and probable reserves using the units-of-production method. Amortization of advance mining royalties and depletion of leased coal interests for properties that do not have any proven coal reserves are computed using the straight-line method of accounting over the estimated useful lives or lease terms. The estimated weighted average life used in the straight-line calculation for these intangible assets are as follows:

Years
Advanced mining royalties	22
Leased coal interests	55

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

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown. See Note 20—Stock Based Compensation.

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

Note 11—Property, Plant and Equipment

	December 31, 2002	December 31, 2001	June 30, 2001
Coal properties and surface lands	$999,983	$1,018,492	$971,066
Plant and equipment	3,389,866	3,130,188	2,855,722
Mine development	321,309	354,992	321,410
Airshafts	546,298	461,987	320,358

	5,257,456	4,965,659	4,468,556

Less—Accumulated depreciation, depletion and amortization	2,651,233	2,361,052	2,277,461

Net Property, Plant and Equipment	$2,606,223	$2,604,607	$2,191,095

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

Note 12—Intangible Assets

Intangible assets consist of leased coal interests and advance mining royalties. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method for proven and probable coal reserves. For advance mining royalties, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Depletion of leased coal interests is computed using the units-of-production method for proven and probable coal reserves. For leased coal interests, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Advance mining royalties and leased coal interests are evaluated quarterly for impairment issues, of which none were recognized in the year ended December 31, 2002.

	December 31, 2002	December 31, 2001	June 30, 2001
Leased coal interests	440,268	448,301	475,405
Advance mining royalties	340,229	332,366	331,550

Total gross carrying value	780,497	780,667	806,955
Less—Accumulated depletion of leased coal interests	142,467	137,598	135,208
Less—Accumulated amortization of advance mining royalties	249,668	239,722	234,133

Total accumulated depletion and amortization	392,135	377,320	369,341
Net intangible Assets	$388,362	$403,347	$437,614

Included in the December 31, 2002 gross carrying value for leased coal interests and advance mining royalties are $194 and $4,945 of current year additions, respectively.

Aggregate Depletion and Amortization Expense:
For the twelve months ended December 31, 2002	$14,815
For the six months ended December 31, 2001	$7,979
For the twelve months ended June 30, 2001	$21,986
For the twelve months ended June 30, 2000	$21,101

Estimated depletion and amortization expense of leased coal interests and advance mining royalties during the next five years is as follows:

Year ended December 31,
2003	$14,624
2004	$14,323
2005	$5,499
2006	$3,627
2007	$3,350

Note 13—Short-Term Notes Payable:

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

Note 14—Other Accrued Liabilities:

	December 31, 2002	December 31, 2001	June 30, 2001
Accrued payroll and benefits	$43,997	$50,672	$51,030
Accrued other taxes	28,195	19,387	27,872
Subsidence	24,921	26,277	21,634
Accrued royalties	15,531	16,105	13,154
Accrued interest	8,692	2,791	2,754
Employee incentive compensation	2,703	—	18,595
Other	46,817	40,723	37,565
Current portion of long-term liabilities:
Postretirement benefits other than pensions	107,400	—	74,567
Workers’ compensation	56,004	53,128	45,150
Mine closing	32,712	31,536	17,671
Salary retirement	30,000	28,337	20,500
Deferred revenue	26,296	25,163	16,967
Reclamation	19,343	17,360	5,348
Pneumoconiosis benefits	6,748	—	—
Other	543	1,900	2,053

Total Other Accrued Liabilities	$449,902	$313,379	$354,860

Note 15—Long-Term Debt:

	December 31, 2002	December 31, 2001	June 30, 2001
Unsecured Debt:
Notes due 2002 at average of 8.28%	$—	$66,000	$66,000
Notes due 2004 at 8.21%	45,000	45,000	45,000
Notes due 2007 at 8.25% (par value of $45,000 less unamortized discount of $129)	44,871	44,848	44,836

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31, 2002	December 31, 2001	June 30, 2001
Notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $1,893)	248,107	—	—
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865	102,865
Australian Finance Project Facility due 2006 through 2009 at LIBOR plus a spread of 1.75%	15,493	—	—
Advance royalty commitments	32,338	28,064	30,104
Other long-term notes maturing at various dates through 2031	233	391	383
Amount reclassified from short-term notes payable (Note 13)	—	245,814	—

	488,907	532,982	289,188
Less amounts due in one year	3,372	68,795	68,794

Total Long-Term Debt	$485,535	$464,187	$220,394

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

Note 16—Leases:

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

Note 17—Pension and Other Postretirement Benefit Plans:

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

Note 18—Coal Workers’ Pneumoconiosis (CWP):

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

Note 19—Other Employee Benefit Plans:

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

Note 20—Stock-Based Compensation:

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

Note 21—Other Comprehensive Loss:

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

Note 22—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $5,586 for the year ended December 31, 2002, $2,288 for the six months ended December 31, 2001, $5,329 for the year ended June 30, 2001 and $8,046 for the year ended June 30, 2000.

Note 23—Supplemental Cash Flow Information:

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

Note 24—Concentration of Credit Risk and Major Customers:

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

Note 25—Fair Values of Financial Instruments:

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

Note 26—Derivative Instruments:

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

Note 27—Commitments and Contingent Liabilities:

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

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$427,600
Reclamation Surety Bonds (b)	Various	$266,100
Gas Sales Agreements (c)	Various	$70,800
Ohio Power Company (d)	6/1993 - 6/2006	$40,339
Miscellaneous Surety Bonds (e)	Various	$28,700
Ohio Valley Electric Corporation (f)	1/2000 - 12/2006	$24,565
1992 Benefit Plan (g)	10/2002 - 10/2003	$22,389
Orix Financial Services (h)	12/2002 - 12/2007	$17,700
U.S. Bancorp (i)	7/2002 - 7/2007	$15,300
Court Bonds (j)	Various	$12,600
Illinois Industrial Commission (k)	10/2002 - 10/2003	$9,050
U.S. Department of Energy (l)		$4,900
ISDA Agreements (m)	Various	$3,000
Old Republic Insurance (n)	11/2002 - 11/2003	$2,759
GE Capital Finance (o)		$2,500
Centimark Corp. (p)	8/2000 - 8/2008	$1,600
U.S. Department of Labor (q)	12/2002 - 12/2003	$1,150
LABAR Co. (r)	4/1999 - 4/2005	$300

Total Guarantees		$951,352

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have issued surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called should CONSOL Energy or any of its subsidiaries fail to pay workers’ compensation claims.

b)	A number of CONSOL Energy subsidiaries have issued surety bonds related to reclamation and subsidence obligations. CONSOL Energy through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.

c)	Certain subsidiaries of CONSOL Energy have entered into gas sale agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1)	CONSOL Energy has an agreement with CONOCO Inc. which guarantees the physical delivery of Pocahontas Gas Partnership, a subsidiary of CONSOL Energy, production through December 31, 2004. The estimated maximum potential amount of undiscounted future payments is $16,900.

2)	CONSOL Energy has an agreement with American Electric Power which guarantees the physical sales of Buchanan Production Company, a subsidiary of CONSOL Energy, production through December 31, 2003. This agreement has a maximum potential amount of future payments totaling $9,900.

3)	CONSOL Energy has an agreement with Dominion which guarantees the physical sale of Buchanan Production Company, a subsidiary of CONSOL Energy, through December 31, 2005. This guarantee has a maximum payment of $5,000.

4)	CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of the following subsidiaries, specific to these gas sales agreements. The maximum potential future payments are as follows: (a) Buchanan Production Company—$33,000, (b) Greene Energy—$3,000, and (c) CNX Gas—$3,000.

5)	The Buchanan Gas/Buchanan General Sales Agreement guarantees the delivery of specific quantities of gas through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract they are obligated to pay a deficiency charge equal to the undelivered volumes times the daily price of gas.

d)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between Ohio Power Company and one of its subsidiaries. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries, arising from the Coal Supply Agreement.

e)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy, through the issuance of these bonds, guarantees the performance of these obligations of its subsidiaries.

f)	CONSOL Energy is the guarantor of the Coal Supply Agreement between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

g)	On October 15, 2002, a subsidiary of CONSOL Energy, issued a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

h)	A CONSOL Energy subsidiary entered into an equipment lease agreement on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.

i)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement, whereby CONSOL Energy promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.

j)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude.

k)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, issued a letter of credit to Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, Illinois Industrial Commission will draw on this letter of credit.

l)	CONSOL Energy, along with SynAggs Inc., organized Universal Aggregates, LLC on January 1, 2000. Universal Aggregates is obligated to complete the design, construction and operation phases of the Birchwood Power Plan Project, and CONSOL Energy is obligated to provide their 50% share of the funds for this project. CONSOL Energy, acting as guarantor, guarantees the performance of the obligations of Universal Aggregates, with respect to this agreement, to the Department of Energy, to the extent of its 50% membership interest in Universal Aggregates.

m)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of Buchanan Production Company.

n)	A subsidiary of CONSOL Energy, issued a letter of credit to Old Republic Insurance Company on November 12, 2002. This letter of credit is related to workers’ compensation liabilities, and is due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims.

o)	Universal Aggregates received financing from GE Capital Public Finance, Inc. for the purchase of equipment for the Birchwood Power Project, through an agreement dated December 1, 2002. CONSOL Energy is a guarantor of that agreement, by which it unconditionally guarantees to GE Capital the full and prompt payment when due of all debts, liabilities and obligations owed by Universal Aggregates with respect to this loan agreement, not to exceed $2,500.

p)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.

q)	On December 17, 2002, three subsidiaries of CONSOL Energy, issued a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harborworkers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims.

r)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space, whereas ASCI leases the warehouse from LABAR Co. In conjunction with this agreement, CONSOL Energy is a guarantor to LABAR Co., and guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 28—Segment Information:

CONSOL Energy operates two principal businesses: Coal and Gas. CONSOL Energy has presented the coal business as several aggregated operating segments that reflect the type of Coal produced by each individual mine within the grouping. The Other Coal operating segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria as well as various activities assigned to the coal segment but not allocated to each individual mine. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, such as rentals of buildings and flight operations that do not qualify as operating segments. In the twelve months ended December 31, 2002, CONSOL Energy implemented a new internal segment reporting method in order to align segment results to management’s assessment of profitability. As a result, the measure of segment profit or loss has changed from Pre-tax Operating Income (Loss) to Earnings (Loss) Before Income Taxes. Also, some corporate charges that were previously reflected in the All Other segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to total Earnings (Loss) Before Income Tax. CONSOL Energy has also changed its disclosure from reporting additions to property, plant and equipment to reporting capital expenditures for property, plant and equipment as shown on the cash flow statement. Previously, additions to property, plant and equipment included certain non-cash increases.

Segment results for the twelve months ended December 31, 2002:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal		Gas		All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$486,950	$862,333	$214,254	$212,988	$1,776,525	(A)	$146,806	(A)	$79,210	$—	$2,002,541
Sales—related parties	—	804	—	—	804		—		—	—	804
Freight—outside	—	—	—	133,664	133,664		—		188	—	133,852
Freight—related parties	—	—	—	564	564		—		—	—	564
Intersegment transfers	—	—	—	—	—		2,106		87,508	(89,614)	—

Total Sales and Freight	$486,950	$863,137	$214,254	$347,216	$1,911,557		$148,912		$166,906	$(89,614)	$2,137,761

Earnings (Loss) Before Income Taxes	$19,341	$86,828	$27,437	$(143,940)	$(10,334)		$38,915		$(22,595)	$(46,409)	$(40,423	)(B)

Segment assets					$2,871,693		$626,539		$223,310	$571,618	$4,293,160	(C)

Depreciation, depletion and amortization					$218,103		$34,368		$10,402	$—	$262,873

Capital expenditures					$233,376		$56,812		$4,837	$—	$295,025

(A)	Included in the Coal segment are sales of $169,198 to American Electric Power and sales of $318,919 to Allegheny Energy. Included in the Gas segment are sales of $66,922 to American Electric Power and sales of $7,959 to Allegheny Energy.
(B)	Includes equity in earnings (loss) of unconsolidated affiliates of $(6,298), $(2,177) and $(1,343) for Other Coal, Gas and All Other, respectively.
(C)	Includes investments in unconsolidated equity affiliates of $92,247, $14,582 and $28,533 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Segment results for the six months ended December 31, 2001:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal		Gas		All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$253,658	$369,218	$111,962	$141,700	$876,538	(D)	$47,918	(D)	$40,004	$—	$964,460
Freight—outside	—	—	—	70,314	70,314		—		—	—	70,314
Intersegment transfers	—	—	—	—	—		809		42,701	(43,510)	—

Total Sales and Freight	$253,658	$369,218	$111,962	$212,014	$946,852		$48,727		$82,705	$(43,510)	$1,034,774

Earnings (Loss) Before
Income Taxes	$(4,477)	$53,076	$7,570	$(61,001)	$(4,832)		$6,601		$(401)	$(20,988)	$(19,620	)(E)

Segment assets					$2,926,259		$594,955		$163,372	$614,146	$4,298,732	(F)

Depreciation, depletion and amortization					$102,686		$12,581		$4,772	$—	$120,039

Capital expenditures					$137,815	(G)	$193,910	(G)	$4,237	$—	$335,962

(D)	Included in the Coal segment are sales of $122,335 to American Electric Power and sales of $149,119 to Allegheny Energy. Included in the Gas segment are sales of $30,380 to American Electric Power.
(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $86, $1,079 and $(369) for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $69,415, $7,589 and $663 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $74,474 of receivables related to the Export Sales Excise Tax resolution.
(G)	Included in the Coal segment capital expenditures is $17,950 attributable to the purchase of Glennies Creek Mine. Included in the Gas segment capital expenditures is $155,312 attributable to the purchase from Conoco Inc. of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company. The assets owned by these two entities are fully consolidated at and from the acquisition date, and previously were accounted for on the equity method.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Segment results for the twelve months ended June 30, 2001:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal		Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$484,004	$828,804	$237,794	$302,182	$1,852,784	(H)	$129,768	$131,362	$—	$2,113,914
Sales—related parties	420	8,868	—	—	9,288		—	—	—	9,288
Freight—outside	—	—	—	157,037	157,037		—	—	—	157,037
Freight—related parties	—	—	—	3,903	3,903		—	—	—	3,903
Intersegment transfers	—	—	—	—	—		3,535	93,184	(96,719)	—

Total Sales and Freight	$484,424	$837,672	$237,794	$463,122	$2,023,012		$133,303	$224,546	$(96,719)	$2,284,142

Earnings (Loss) Before Income Taxes	$50,457	$119,267	$21,901	$5,888	$197,513		$88,980	$(1,405)	$(44,753)	$240,335	(I)

Segment assets					$3,001,455		$329,834	$158,694	$404,988	$3,894,971	(J)

Depreciation, depletion and amortization					$220,849		$10,818	$11,605	$—	$243,272

Capital expenditures					$210,423	(K)	$31,353	$10,428	$—	$252,204

(H)	Included in the Coal segment are sales of $109,225 to American Electric Power and sales of $320,601 to Allegheny Energy.
(I)	Includes equity in earnings (losses) of unconsolidated affiliates of $(256), $21,254 and $(1,561) for Other Coal, Gas and All Other, respectively. Also, included in Coal is $92,458 of income related to the Export Sales Excise Tax resolution.
(J)	Includes investments in unconsolidated equity affiliates of $40,559, $182,269 and $683 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $102,241 of receivables related to the Export Sales Excise Tax resolution.
(K)	Included in the Coal segment capital expenditures is $39,072 attributable to the purchase of Line Creek Mine.

Segment results for the twelve months ended June 30, 2000

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal		Gas		All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$518,345	$832,252	$207,239	$328,522	$1,886,358	(L)	$48,198		$157,040	$—	$2,091,596
Sales—related parties	286	2,973	(5)	—	3,254		—		—	—	3,254
Freight—outside	—	—	—	164,512	164,512		—		—	—	164,512
Freight—related parties	—	—	—	1,422	1,422		—		—	—	1,422
Intersegment transfers	—	—	—	—	—		831		85,788	(86,619)	—

Total Sales and Freight	$518,631	$835,225	$207,234	$494,456	$2,055,546		$49,029		$242,828	$(86,619)	$2,260,784

Earnings (Loss) Before Income Taxes	$91,050	$164,422	$24,179	$(132,821)	$146,830		$21,038		$784	$(62,105)	$106,547	(M)

Segment assets					$2,969,779		$320,840		$175,056	$400,636	$3,866,311	(N)

Depreciation, depletion and amortization					$232,505		$5,299		$12,073	$—	$249,877

Capital expenditures					$124,549		$177,545	(O)	$3,682	$—	$305,776

(L)	Included in the Coal segment are sales of $118,692 to American Electric Power and sales of $293,178 to Allegheny Energy.
(M)	Includes equity in earnings of unconsolidated affiliates of $1,969 for Gas.
(N)	Includes investments in unconsolidated equity affiliates of $769, $175,220 and $1,283 for Coal, Gas and All Other, respectively.
(O)	Included in the gas segment capital expenditures is $163,506 attributable to the purchase of MCN Energy Group Inc.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Total segment sales and freight from external customers	$2,137,761	$1,034,774	$2,284,142	$2,260,784
Other income not allocated to segments (Note 4)	45,837	31,223	70,457	64,359

Total Consolidated Revenue and Other Income	$2,183,598	$1,065,997	$2,354,599	$2,325,143

Earnings (Loss) Before Income Taxes:
Segment Earnings (Loss) Before Income Taxes for total reportable business segments	$28,581	$1,769	$286,493	$167,868
Segment Earnings (Loss) Before Income Taxes for all other businesses	(22,595)	(401)	(1,405)	784
Incentive Compensation	173	(1,052)	(18,356)	(6,291)
Interest income (expense), net and other non-operating activity	(46,582)	(19,936)	(26,397)	(55,814)

Earnings (Loss) Before Income Taxes	$(40,423)	$(19,620)	$240,335	$106,547

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31, 2002	December 31, 2001	June 30, 2001	June 30, 2000
Total Assets:
Segment assets for total reportable business segments	$3,498,232	$3,521,214	$3,331,289	$3,290,619
Segment assets for all other businesses	223,310	163,372	158,694	175,056
Items excluded from segment assets:
Cash and other investments	11,800	15,967	17,104	8,181
Export sales excise tax resolution interest receivable	21,649	21,419	32,351	—
Deferred tax assets	512,954	575,614	355,533	384,642
Recoverable (Accrued) income taxes	21,935	—	—	7,813
Intangible asset—overfunded pension plan	906	1,146	—	—
Bond issuance costs	2,374	—	—	—

Total Consolidated Assets	$4,293,160	$4,298,732	$3,894,971	$3,866,311

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
United States	$1,785,417	$859,492	$1,881,045	$1,848,308
Europe	181,748	82,538	216,258	193,581
Asia	39,495	14,886	26,311	72,878
Canada	90,022	33,922	86,828	59,054
South America	34,612	36,050	52,366	45,416
Middle East	—	—	—	21,096
Africa	6,467	7,886	21,334	20,451

Total Revenues and Freight from External Customers (P)	$2,137,761	$1,034,774	$2,284,142	$2,260,784

(P)	CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31, 2002	December 31, 2001	June 30, 2001	June 30, 2000
United States	$2,597,197	$2,595,954	$2,181,779	$2,220,719
Canada	8,917	8,538	9,194	9,790
Belgium	109	115	122	110

Total Property, Plant and Equipment	$2,606,223	$2,604,607	$2,191,095	$2,230,619

Note 29—Guarantor Subsidiaries Financial Information:

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

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,709,144	$293,397	$—	$2,002,541
Sales—Related Parties	—	804	—	—	804
Freight—Outside	—	106,923	26,929	—	133,852
Freight—Related Parties	—	564	1,265	(1,265)	564
Other Income	34,534	45,107	(2,592)	(31,212)	45,837

Total Revenue	34,534	1,862,542	318,999	(32,477)	2,183,598

Cost of Goods Sold and Other Operating Charges	12,690	1,432,494	256,932	(158,927)	1,543,189
Related Party Activity	(6,126)	(95,965)	(73,543)	175,634	—
Freight Expense	—	107,487	28,194	(1,265)	134,416
Selling, General and Administrative Expense	—	54,145	11,743	—	65,888
Depreciation, Depletion and Amortization	2,362	223,632	38,733	(1,854)	262,873
Interest Expense	22,907	20,390	2,916	—	46,213
Taxes Other Than Income	3,635	146,540	22,304	—	172,479
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	35,468	1,887,686	287,279	13,588	2,224,021

Earnings (Loss) Before Income Taxes	(934)	(25,144)	31,720	(46,065)	(40,423)
Income Taxes (Benefit)	(12,610)	(43,224)	3,735	—	(52,099)

Net Income (Loss)	$11,676	$18,080	$27,985	$(46,065)	$11,676

Balance Sheet for December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and cash equivalents	$2,651	$316	$8,550	$—	$11,517
Accounts and notes receivable:
Trade	—	169,943	35,948	—	205,891
Other	6,481	102,847	17,898	—	127,226
Inventories	258	122,771	12,592	—	135,621
Recoverable Income Taxes	21,935	—	—	—	21,935
Deferred Income Taxes	92,236	—	—	—	92,236
Prepaid Expenses	4,770	19,255	4,386	—	28,411

Total Current Assets	128,331	415,132	79,374	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	4,219,686	950,081	—	5,257,456
Less—Accumulated Depreciation, Depletion and Amortization	41,620	2,538,823	70,790	—	2,651,233

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Property, Plant and Equipment—Net	46,069	1,680,863	879,291	—	2,606,223

Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Intangible Assets, Net	—	292,333	96,029	—	388,362
Investment in Affiliates	1,367,605	1,107,658	66,411	(2,406,312)	135,362
Other	2,509	82,788	34,361	—	119,658

Total Other Assets	1,790,832	1,482,779	196,801	(2,406,312)	1,064,100

Total Assets	$1,965,232	$3,578,774	$1,155,466	$(2,406,312)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$2,846	$38,405	$—	$151,371
Accounts Payable (Receivable)—Related Parties	1,023,380	(740,489)	(282,891)	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt and Capital Lease Obligations	100	7,802	713	—	8,615
Other Accrued Liabilities	62,606	322,814	64,482	—	449,902

Total Current Liabilities	1,399,345	(407,027)	(177,885)	—	814,433

Long-Term Debt:
Long-Term Debt	248,107	215,266	22,162	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	218,162	22,162	—	488,431

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis	—	455,436	—	—	455,436
Mine Closing	—	202,538	130,382	—	332,920
Workers’ Compensation	1,827	234,428	24,995	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	55,910	21,819	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,476,636	195,880	—	2,828,249
Stockholders’ Equity	162,047	1,291,003	1,115,309	(2,406,312)	162,047

Total Liabilities and Stockholders’ Equity	$1,965,232	$3,578,774	$1,155,466	$(2,406,312)	$4,293,160

Condensed Statement of Cash Flows

For the Twelve Months Ended December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(20,149)	$258,770	$90,935	$—	$329,556

Cash Flows from Investing Activities:
Capital Expenditures	$(13,797)	$(210,753)	$(70,475)	$—	$(295,025)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Investment in Equity Affiliates	(28,141)	(125)	(39,703)	—	(67,969)
Other Investing Activities	8	23,997	(947)	—	23,058

Net Cash Used in Investing Activities	$(41,930)	$(186,881)	$(111,125)	$—	$(339,936)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(119,993)	$—	$—	$—	$(119,993)
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Proceeds from Long-Term Notes	246,310	—	15,493	—	261,803
Dividends Paid	(66,086)	—	—	—	(66,086)
Other Financing Activities	776	(5,731)	1,546	—	(3,409)

Net Cash Provided by (Used in) Financing Activities	$61,007	$(71,731)	$17,039	$—	$6,315

Income Statement

for the Six Months Ended December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$646,897	$317,563	$—	$964,460
Freight—Outside	—	42,017	28,297	—	70,314
Other Income (including equity earnings)	4,820	76,938	(26,340)	(24,195)	31,223

Total Revenue	4,820	765,852	319,520	(24,195)	1,065,997

Cost of Goods Sold and Other Operating Charges	7,326	635,242	184,884	(66,306)	761,146
Related Party Activity	(7,827)	(54,209)	(2,073)	64,109	—
Freight Expense	—	42,018	28,296	—	70,314
Selling, General and Administrative Expense	—	22,384	9,109	—	31,493
Depreciation, Depletion and Amortization	1,129	90,458	28,452	—	120,039
Interest Expense	3,358	11,808	1,398	—	16,564
Taxes Other Than Income	1,820	58,782	20,057	—	80,659
Export Sales Excise Tax Resolution	—	5,083	319	—	5,402

Total Costs	5,806	811,566	270,442	(2,197)	1,085,617

Earnings (Loss) Before Income Taxes	(986)	(45,714)	49,078	(21,998)	(19,620)
Income Taxes (Benefit)	(2,045)	(30,919)	12,285	—	(20,679)

Net Income (Loss)	$1,059	$(14,795)	$36,793	$(21,998)	$1,059

Balance Sheet for December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$3,723	$158	$11,701	$—	$15,582
Accounts and Notes Receivable:
Trade	—	204,520	59,331	(43,409)	220,442
Other	1,566	108,791	12,979	—	123,336
Inventories	240	83,668	29,986	—	113,894

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Deferred Income Taxes	54,708	—	—	—	54,708
Prepaid Expenses	3,142	30,667	8,465	—	42,274

Total Current Assets	63,379	427,804	122,462	(43,409)	570,236

Property, Plant and Equipment:
Property, Plant and Equipment	51,581	3,625,242	1,288,836	—	4,965,659
Less—Accumulated Depreciation, Depletion and Amortization	20,737	1,938,397	401,918	—	2,361,052

Property, Plant and Equipment—Net	30,844	1,686,845	886,918	—	2,604,607

Other Assets:
Deferred Income Taxes	520,906	—	—	—	520,906
Intangible Assets, Net	9	347,188	56,150	—	403,347
Investment in Affiliates	1,113,982	951,651	51,236	(2,038,941)	77,928
Other	1,649	74,451	45,608	—	121,708

Total Other Assets	1,636,546	1,373,290	152,994	(2,038,941)	1,123,889

Total Assets	$1,730,769	$3,487,939	$1,162,374	$(2,082,350)	$4,298,732

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$117,281	$5,957	$92,094	$(43,409)	$171,923
Accounts Payable (Receivable)—Related Parties	811,479	(374,435)	(517,919)	80,875	—
Short-Term Notes Payable	77,869	—	—	—	77,869
Current Portion of Long-Term Debt and Capital Lease Obligations	100	72,036	635	—	72,771
Accrued Income Taxes	4,799	—	—	—	4,799
Other Accrued Liabilities	31,753	208,826	72,800	—	313,379

Total Current Liabilities	1,043,281	(87,616)	(352,390)	37,466	640,741

Long-Term Debt:
Long-Term Debt	245,892	211,688	6,607	—	464,187
Capital Lease Obligations	—	8,482	—	—	8,482

Total Long-Term Debt	245,892	220,170	6,607	—	472,669

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,417,567	—	—	1,417,567
Pneumoconiosis	—	459,776	—	—	459,776
Mine Closing	—	198,700	135,038	—	333,738
Workers’ Compensation	1,738	234,814	32,523	—	269,075
Deferred Revenue	—	195,370	32,225	—	227,595
Salary Retirement	8,633	—	—	—	8,633
Reclamation	—	7,715	6,029	—	13,744
Other	159,666	21,649	2,320	—	183,635

Total Deferred Credits and Other Liabilities	170,037	2,535,591	208,135	—	2,913,763

Stockholders’ Equity	271,559	819,794	1,300,022	(2,119,816)	271,559

Total Liabilities and Stockholders’ Equity	$1,730,769	$3,487,939	$1,162,374	$(2,082,350)	$4,298,732

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Condensed Statement of Cash Flows

For the Six Months Ended December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$105,258	$112,440	$(124,614)	$—	$93,084

Cash Flows from Investing Activities:
Capital Expenditures	$(3,637)	$(112,690)	$(46,373)	$—	$(162,700)
Acquisitions—Net of Cash Acquired	(20,694)	—	183,432	—	162,738
Investment in Equity Affiliates	(1,598)	(275)	(12,046)	—	(13,919)
Other Investing Activities	15	2,451	(183)	—	2,283

Net Cash (Used in) Provided by Investing Activities	$(25,914)	$(110,514)	$124,830	$—	$(11,598)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(36,564)	$—	$—	$—	$(36,564)
Dividends Paid	(44,050)	—	—	—	(44,050)
Other Financing Activities	—	(1,915)	—	—	(1,915)

Net Cash Used in Financing Activities	$(80,614)	$(1,915)	$—	$—	$(82,529)

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Balance Sheet for June 30, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$4,993	$147	$11,485	$—	$16,625
Accounts and Notes Receivable:
Trade	—	190,151	58,834	(27,428)	221,557
Related parties	(11)	4	7	—	—
Other	967	124,460	32,988	—	158,415
Inventories	240	81,385	13,421	—	95,046
Deferred Income Taxes	46,340	—	—	—	46,340
Prepaid Expenses	2,127	23,060	2,685	—	27,872

Total Current Assets	54,656	419,207	119,420	(27,428)	565,855

Property, Plant and Equipment:
Property, Plant and Equipment	39,195	3,487,249	942,112	—	4,468,556
Less—Accumulated Depreciation, Depletion and Amortization	20,636	1,847,568	409,257	—	2,277,461

Property, Plant and Equipment—Net	18,559	1,639,681	532,855	—	2,191,095

Other Assets:
Deferred Income Taxes	309,193	—	—	—	309,193
Intangible Assets, Net	6	378,214	59,394	—	437,614
Investment in Affiliates	1,076,146	699,994	101,492	(1,653,965)	223,667
Other	54,929	77,350	35,268	—	167,547

Total Other Assets	1,440,274	1,155,558	196,154	(1,653,965)	1,138,021

Total Assets	$1,513,489	$3,214,446	$848,429	$(1,681,393)	$3,894,971

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$104,839	$17,571	$49,118	$(27,428)	$144,100
Accounts Payable (Receivable)—Related Parties	554,795	(274,834)	(373,952)	94,086	95
Short-Term Notes Payable	360,063	—	—	—	360,063
Current Portion of Long-Term Debt and Capital Lease Obligations	100	71,798	635	—	72,533
Accrued Income Taxes	2,322	—	—	—	2,322
Other Accrued Liabilities	63,028	254,041	37,791	—	354,860

Total Current Liabilities	1,085,147	68,576	(286,408)	66,658	933,973

Long-Term Debt:
Long-Term Debt	69	213,224	7,101	—	220,394
Capital Lease Obligations	—	10,634	—	—	10,634

Total Long-Term Debt	69	223,858	7,101	—	231,028

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,140,501	—	—	1,140,501
Pneumoconiosis	—	446,790	1,527	—	448,317
Mine Closing	—	176,516	95,704	—	272,220
Workers’ Compensation	2,052	213,495	45,062	—	260,609

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Deferred Revenue	—	—	40,024	—	40,024
Salary Retirement	114	—	—	—	114
Reclamation	—	15,748	4,058	—	19,806
Other	74,460	116,049	6,223	—	196,732

Total Deferred Credits and Other Liabilities	76,626	2,109,099	192,598	—	2,378,323

Stockholders’ Equity	351,647	812,913	935,138	(1,748,051)	351,647

Total Liabilities and Stockholders’ Equity	$1,513,489	$3,214,446	$848,429	$(1,681,393)	$3,894,971

Condensed Statement of Cash Flows

For the Twelve Months Ended June 30, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(269,967)	$611,839	$93,967	$—	$435,839

Cash Flows from Investing Activities:
Capital Expenditures	$(3,163)	$(161,888)	$(48,081)	$—	$(213,132)
Acquisitions—Net of Cash Acquired	—	—	(39,072)	—	(39,072)
Investment in Equity Affiliates	(156)	14,075	(1,805)	—	12,114
Other Investing Activities	1,428	5,102	239	—	6,769

Net Cash Used in Investing Activities	$(1,891)	$(142,711)	$(88,719)	$—	$(233,321)

Cash Flows from Financing Activities:
Proceeds From (Payments on) Short-Term Borrowings	$361,855	$(464,310)	$—	$—	$(102,455)
Dividends Paid	(88,014)	—	—	—	(88,014)
Other Financing Activities	1,521	(4,769)	(357)	—	(3,605)

Net Cash Provided by (Used in) Financing Activities	$275,362	$(469,079)	$(357)	$—	$(194,074)

Income Statement

for the Twelve Months Ended June 30, 2000:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,574,291	$517,305	$—	$2,091,596
Sales—Related Parties	—	1,891	11,642	(10,279)	3,254
Freight—Outside	—	148,693	15,819	—	164,512
Freight—Related Parties	—	1,422	—	—	1,422
Other Income (including equity earnings)	87,147	92,003	(26,970)	(87,821)	64,359

Total Revenue	87,147	1,818,300	517,796	(98,100)	2,325,143

Cost of Goods Sold and Other Operating Charges	17,135	1,333,687	300,826	(152,666)	1,498,982
Related Party Activity	(73,355)	(114,559)	34,738	153,176	—
Freight Expense	—	150,115	15,819	—	165,934
Selling, General and Administrative Expense	—	34,156	28,008	—	62,164
Depreciation, Depletion and Amortization	2,519	197,074	52,142	(1,858)	249,877
Interest Expense	4,024	47,531	3,734	—	55,289
Taxes Other Than Income	4,559	141,371	28,342	—	174,272

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Restructuring Costs	11,109	969	—	—	12,078

Total Costs	(34,009)	1,790,344	463,609	(1,348)	2,218,596

Earnings (Loss) Before Income Taxes	121,156	27,956	54,187	(96,752)	106,547
Income Taxes (Benefit)	14,116	(14,338)	(271)	—	(493)

Net Income (Loss)	$107,040	$42,294	$54,458	$(96,752)	$107,040

Condensed Statement of Cash Flows

For the Twelve Months Ended June 30, 2000:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$104,993	$(8,688)	$198,723	$—	$295,028

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(115,443)	$(26,827)	$—	$(142,270)
Acquisitions—Net of Cash Acquired	—	—	(163,506)	—	(163,506)
Investment in Equity Affiliates	—	(2,299)	—	—	(2,299)
Other Investing Activities	40	9,030	(549)	—	8,521

Net Cash Provided by (Used in) Investing Activities	$40	$(108,712)	$(190,882)	$—	$(299,554)

Cash Flows from Financing Activities:
Proceeds From Short-Term Borrowings	$—	$117,331	$—	$—	$117,331
Dividends Paid	(89,055)	—	—	—	(89,055)
Other Financing Activities	(19,496)	(6,947)	(12,685)	—	(39,128)

Net Cash Provided by (Used in) Financing Activities	$(108,551)	$110,384	$(12,685)	$—	$(10,852)

Note 30—Supplemental Coal Data (unaudited):

	Millions of Tons
	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Proven and probable reserves at beginning of period	4,322	4,378	4,461	4,705
Purchased reserves	4	4	3	3
Reserves sold in place	(28)	(8)	(5)	(66)
Production	(64)	(34)	(71)	(73)
Revisions and other changes	—	(18)	(10)	(108)

Consolidated proven and probable reserves at end of period*	4,234	4,322	4,378	4,461

Proportionate share of proven and probable reserves of unconsolidated equity affiliates*	41	43	33	—

*	Proven and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

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

Note 31—Supplemental Gas Data (unaudited):

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules:

Capitalized Costs:

	December 31, 2002	December 31, 2001	June 30, 2001
Proved properties	$596,014	$523,377	$148,012
Accumulated depreciation, depletion and amortization	64,425	29,708	17,151

Net Capitalized Costs	$531,589	$493,669	$130,861

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$10,670	$496	$109,422

Results of Operations:

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Total Revenue	$148,914	$51,060	$157,832	$52,456
Lifting Costs	16,439	8,111	8,893	6,615
Royalty Expense	12,214	3,530	12,983	2,725
Other Production Costs	45,837	18,015	29,845	14,496
Depreciation, Depletion & Amortization	34,368	12,581	10,818	5,299

Total Cost	108,858	42,237	62,539	29,135

Pretax Operating Income	40,056	8,823	95,293	23,321
Income Taxes	14,020	(798)	33,236	8,222

Results of Operations, excluding Corporate and Interest Costs	$26,036	$9,621	$62,057	$15,099

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	For the Twelve Months Ended December 31, 2002	For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30,
			2001	2000
Net Reserve Quantity (Million Cubic Feet):
Proved developed and undeveloped gas reserves at beginning of period*	1,023,379	677,151	653,460	408,633
Purchased reserves	—	362,955	—	249,017
Production	(41,269)	(17,270)	(30,368)	(14,262)
Revisions and other changes	(21,605)	543	54,059	10,072

Proved developed and undeveloped gas reserves at end of period*	960,505	1,023,379	677,151	653,460

Proportional interest in reserves of investees accounted for by the equity method (included in proved developed and undeveloped gas reserves)	559	6,802	364,160	371,742

Proved developed reserves:

At beginning of period	364,143	234,386	156,354	63,655

At end of period	330,246	364,143	234,386	156,354

Proved developed reserves in equity affiliates included in proved developed reserves:

At beginning of period	5,022	102,918	90,399	—

At end of period	559	5,022	102,918	90,399

*	Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

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

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Future Cash Flows:
Revenues	$4,615,330	$2,848,386	$2,647,689	$3,238,988
Production costs	(1,311,172)	(1,437,154)	(1,520,955)	(1,365,925)
Development costs	(283,290)	(284,905)	(286,680)	(242,733)
Income tax expense	(983,172)	(224,984)	(288,447)	(479,504)

Future Net Cash Flows	2,037,696	901,343	551,607	1,150,826
Discounted to present value at a 10% annual rate	(1,302,515)	(555,517)	(362,451)	(656,245)

Total standardized measure of discounted net cash flows	$735,181	$345,826	$189,156	$494,581

Standardized measure of discounted net cash flows for equity affiliates included above	$—	$—	$32,451	$177,068

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Balance at Beginning of Period	$345,826	$189,156	$494,581	$63,340
Net changes in sales prices and production costs	1,974,411	(1,387,961)	(857,403)	857,939
Sales—net of production costs	(65,346)	284,498	(106,111)	(28,620)
Net change due to acquisition	—	1,155,060	—	744,637
Net change due to revisions in quantity estimates	(34,814)	232,901	217,185	(18,299)
Development costs incurred, previously estimated	42,705	(18,141)	(13,398)	(4,545)
Changes in estimated future development costs	(41,090)	1,775	(43,947)	(141,683)
Net change in future income taxes	(739,520)	163,576	191,057	(382,909)
Accretion of discount and other	(746,991)	(275,038)	307,192	(595,279)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

	December 31, 2002	December 31, 2001	June 30,
			2001	2000
Total Discounted Cash Flow at End of Period	$735,181	$345,826	$189,156	$494,581

Note 32—Quarterly Information (unaudited):

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Sales	$508,351	$506,901	$482,888	$505,205

Freight Revenue	$32,012	$31,724	$34,248	$36,432

Costs of Goods Sold and Other Operating Charges	$390,854	$426,915	$362,511	$362,909

Freight Expense	$32,012	$31,724	$34,248	$36,432

Net Income (Loss)	$4,134	$(6,986)	$9,027	$5,501

Earnings Per Share:
Basic	$0.05	$(0.09)	$0.11	$0.07

Dilutive	$0.05	$(0.09)	$0.11	$0.07

Weighted Average Shares Outstanding:
Basic	78,748,594	78,735,267	78,722,778	78,704,593

Dilutive	78,757,425	78,770,328	78,935,017	78,909,819

	Three Months Ended
	December 31, 2001	September 30, 2001
Sales	$478,811	$485,649

Freight Revenue	$34,104	$36,210

Costs of Goods Sold and Other Operating Charges	$371,833	$389,313

Freight Expense	$34,104	$36,210

Net Income (Loss)	$12,568	$(11,509)

Earnings Per Share:
Basic	$0.16	$(0.15)

Dilutive	$0.16	$(0.15)

Weighted Average Shares Outstanding:
Basic	78,703,099	78,696,365

Dilutive	78,926,711	78,913,117

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

EXHIBIT INDEX

		Page

(a)(1)	Financial Statements:

	The following consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

	Report of Independent Accountants	70

	Consolidated Statements of Income for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	72

	Consolidated Balance Sheets at December 31, 2002, December 31, 2001, and June 30, 2001	73

	Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	75

	Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	76

	Notes to Consolidated Financial Statements	77

(a)(2)	Financial Statement Schedules:

	No schedules are required to be presented by CONSOL Energy.

(a)(3)	Exhibits filed as part of this Report:

	The response to this portion of Item 15 is submitted as a separate part of this Report.

(b)(1)	Reports on Form 8-K:

	None.

(c)	Exhibits:

3.1	Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement Form S-1 (Registration No. 333-68987) filed on March 24, 1999, (“Amendment No. 2”).

3.2	By-Laws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to Amendment No. 2.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.1 to Form 10-K (file number 001-14901)

filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.2 to Form 10-K.

10.1	Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration on Form S-1 (Registration No. 333-68987) filed on March 24, 1999 (“Amendment No.1”).

10.2	First Amendment to Senior Revolving Loan Agreement dated as of November 28, 1994 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.2 to Amendment No. 1.

10.3	Second Amendment to Senior Revolving Loan Agreement dated as of October 1, 1995, between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.3 to Amendment No. 1.

10.4	Third Amendment to Senior Revolving Loan Agreement dated as of December 14, 1995 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.4 to Amendment No. 1.

10.5	Fourth Amendment to Senior Revolving Loan Agreement dated as of March 1, 1996 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.5 to Amendment No. 1.

10.6	Fifth Amendment to Senior Revolving Loan Agreement dated as of December 2, 1997 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.6 to Amendment No. 1.

10.7	Sixth Amendment to Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.7 to Amendment No. 1.

10.8	Seventh Amendment to Senior Revolving Loan Agreement dated as of January 19, 1999 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.8 to Amendment No. 1.

10.9	Intentionally omitted.

10.10	Note issued by Consolidation Coal Company in the aggregate principal amount of $100,000,000, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.11	Parent Guaranty dated November 13, 1998 from CONSOL Energy Inc., to First National Bank of Chicago, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.12	Significant Subsidiary Guaranty dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

10.13	Subordination Agreement dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and

Company, Du Pont Energy Company, Rheinbraun A. G. and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Employment Agreement dated December 11, 1997 between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.19	Employment Agreement dated February 22, 1999 between CONSOL Energy Inc. and John L. Whitmire, incorporated by reference to Exhibit 10.19 to Amendment No. 2.

10.20	CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

10.21	Intentionally omitted.

10.22	Registration Rights Agreement, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., Salomon Smith Barney Inc., Dresdner Kleinwort Wasserstein—Grantchester, Inc., Mellon Financial Markets, LLC, PNC Capital Markets, Inc., Scotia Capital Markets, Inc., Australia and New Zealand Banking Group Limited—London Branch and NatCity Investments, Inc, incorporated by reference to exhibit 10.22 to Form 10-K.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (file number 001-14901) filed on November 13, 2002.

10.28	364 –Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (file number 001-14901) filed on November 13, 2002.

10.29	Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee,

and Glennies Creek Joint Venture Financing, incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (file number 001-14901) filed on November 13, 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 5th day of February, 2004.

CONSOL ENERGY INC.

By:	/s/ William J. Lyons
William J. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)