Form 10-Q/A
period 2003-03-31
CONSOL ENERGY INC
filed 2004-02-05
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited)
	MARCH 31, 2003	DECEMBER 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,944	$11,517
Accounts and Notes Receivable:
Trade	219,687	205,891
Other Receivables	128,284	127,226
Inventories	127,360	135,621
Deferred Income Taxes	89,954	92,236
Recoverable Income Taxes	12,272	21,935
Prepaid Expenses	30,682	28,411

Total Current Assets	628,183	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	5,332,820	5,257,456
Less—Accumulated Depreciation, Depletion and Amortization	2,686,206	2,651,233

Total Property, Plant and Equipment—Net	2,646,614	2,606,223
Other Assets:
Deferred Income Taxes	444,907	420,718
Intangible Assets, Net	382,257	388,362
Investment in Affiliates	83,024	135,362
Other	120,730	119,658

Total Other Assets	1,030,918	1,064,100

TOTAL ASSETS	$4,305,715	$4,293,160

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net Income	$8,157	$5,501
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(4,768)	—
Depreciation, Depletion and Amortization	60,706	66,457
Gain on the Sale of Assets	(8,900)	(298)
Amortization of Advance Mining Royalties	1,007	4,064
Deferred Income Taxes	(23,607)	657
Equity in Earnings of Affiliates	337	560
Changes in Operating Assets:
Accounts and Notes Receivable	(15,216)	(9,666)
Inventories	3,042	(69,724)
Prepaid Expenses	(5,490)	(14,786)
Changes in Other Assets	(966)	3,066
Changes in Operating Liabilities:
Accounts Payable	(26,767)	(29,210)
Other Operating Liabilities	55,971	63,185
Changes in Other Liabilities	1,488	13,532
Other	(1,634)	(2,425)

	35,203	25,412

Net Cash Provided by Operating Activities	43,360	30,913

Investing Activities:
Capital Expenditures	(46,646)	(70,306)
Additions to Intangible Assets	(2,665)	(3,830)
Investment in Equity Affiliates	(831)	(5,411)
Proceeds from Sales of Assets	76,878	949

Net Cash Provided by (Used in) Investing Activities	26,736	(78,598)

Financing Activities:
Payments on Commercial Paper—Net	(52,281)	(144,750)
Proceeds from (Payment on) Miscellaneous Borrowings	621	(987)
Payments on Long Term Notes	—	(23,000)
Proceeds from Long Term Notes	1,007	246,310
Dividends Paid	(11,016)	(22,025)
Proceeds from Treasury Rate Lock	—	1,332
Payments for Bond Issuance Costs	—	(596)
Issuance of Treasury Stock	—	117

Net Cash (Used in) Provided by Financing Activities	(61,669)	56,401

Net Increase in Cash and Cash Equivalents	8,427	8,716
Cash and Cash Equivalents at Beginning of Period	11,517	15,582

Cash and Cash Equivalents at End of Period	$19,944	$24,298

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

NOTE 7—INTANGIBLE ASSETS

Intangible assets consist of leased coal interests and advance mining royalties. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production primarily using the units-of-production method. Depletion of coal interests is computed primarily using the units-of-production method over the estimated proven and probable reserves. Advance mining royalties and leased coal interests are evaluated quarterly for impairment issues, of which none were recognized in the quarter ended March 31, 2003.

	March 31, 2003	December 31, 2002
Leased coal interests	$433,725	$440,268
Advance mining royalties	343,579	340,229

Total gross carrying value	777,304	780,497

Less – Accumulated depletion of leased coal interests	144,372	142,467
Less – Accumulated amortization of advance mining royalties	250,675	249,668

Total accumulated depletion and amortization	395,047	392,135

Net Intangible Assets	$382,257	$388,362

Included in the March 31, 2003 gross carrying value for leased coal interests and advance mining royalties are $77 and $2,588 of current year additions, respectively. The additions to leased coal interests are depleted using the units-of-production method where proven and probable coal reserves are reported and using the straight-line method where proven and probable coal reserves are not yet reported. The additions to advance mining royalties are recoupable against future production using the units-of-production method where proven and probable coal reserves are reported and using the straight-line method where proven and probable coal reserves are not yet reported.

Aggregate depletion and amortization expense for the three months ended March 31, 2003 was $3,107.

Estimated depletion and amortization expense of leased coal interests and advance mining royalties during the next five years is as follows:

Year ended December 31,
2003	$14,624
2004	$14,323
2005	$5,499
2006	$3,627
2007	$3,350

NOTE 8—FAIR VALUE OF FINANCIAL INSTRUMENTS—SFAS 107

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

NOTE 9—SEGMENT INFORMATION:

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

Segment results for the three months ended March 31, 2003:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustment & Eliminations	Consolidated
Sales—outside	$129,753	$205,453	$58,863	$41,381	$435,450	$51,783	$19,327	$—	$506,560
Sales—related parties	—	1,267	102	—	1,369	—	—	—	1,369
Freight—outside	—	—	—	32,028	32,028	—	—	—	32,028
Freight—related parties	—	—	—	562	562	—	—	—	562
Intersegment transfers	—	—	—	—	—	950	24,233	(25,183)	—

Total Sales and Freight	$129,753	$206,720	$58,965	$73,971	$469,409	$52,733	$43,560	$(25,183)	$540,519

Earnings (Loss) Before
Income Taxes	$(5,289)	$32,282	$5,689	$(45,281)	$(12,599)	$16,084	$(6,160)	$(8,385)	$(11,060	)(A)

Segment assets					$2,836,352	$655,033	$222,502	$591,828	$4,305,715	(B)

Depreciation, depletion and amortization					$48,960	$9,034	$2,712	$—	$60,706

Capital expenditures					$37,553	$8,672	$421	$—	$46,646

(A)	Includes equity in earnings (loss) of unconsolidated equity affiliates of $509, ($278) and ($568) for Other Coal, Gas and All Other, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $39,180, $15,440 and $28,404 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $68,593 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the three months ended March 31, 2002:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$135,387	$208,868	$47,361	$64,257	$455,873	$27,692	$21,636	$—	$505,201
Sales—related parties	—	4	—	—	4	—	—	—	4
Freight—outside	—	—	—	36,338	36,338	—	94	—	36,432
Freight—related parties	—	—	—	—	—	—	—	—	—
Intersegment transfers	—	—	—	—	—	445	25,326	(25,771)	—

Total Sales and Freight	$135,387	$208,872	$47,361	$100,595	$492,215	$28,137	$47,056	$(25,771)	$541,637

Earnings (Loss) Before
Income Taxes	$12,579	$35,917	$2,597	$(36,665)	$14,428	$3,514	$(1,139)	$(10,112)	$6,691	(C)

Segment assets					$2,948,015	$602,673	$208,562	$533,574	$4,292,824	(D)

Depreciation, depletion and amortization					$55,493	$8,162	$2,359	$443	$66,457

Capital expenditures					$51,173	$18,662	$471	$—	$70,306

(C)	Includes equity in earnings (loss) of unconsolidated affiliates of ($2), ($374) and ($184) for Other Coal, Gas and All Other, respectively.

(D)	Includes investments in unconsolidated equity affiliates of $72,434, $9,185 and $1,160 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $72,194 of receivables related to the Export Sales Excise Tax Resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended March 31,
	2003	2002
Segment earnings (loss) before income taxes for total reportable business segments	$3,485	$17,942
Segment (loss) before income taxes for all other businesses	(6,160)	(1,139)
Incentive compensation	8	(332)
Interest income (expense), net and other non-operating activity	(8,393)	(9,780)

Earnings (Loss) Before Income Taxes	$(11,060)	$6,691

Total Assets:

	March 31,
	2003	2002
Segment assets for total reportable business segments	$3,491,385	$3,550,688
Segment assets for all other businesses	222,502	208,562
Items excluded from segment assets:
Cash and other investments	20,269	24,695
Export sales excise tax resolution interest receivable	21,262	20,602
Deferred tax assets	534,861	400,595
Recoverable income taxes	12,272	84,572
Bond issuance costs	3,164	3,110

Total Consolidated Assets	$4,305,715	$4,292,824

NOTE 10—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for Three Months Ended March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$404,930	$101,630	$—	$506,560
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	25,543	6,485	—	32,028
Freight —Related Parties	—	562	—	—	562
Other Income (including equity earnings)	16,358	38,919	(10,021)	(25,966)	19,290

Total Revenue and Other Income	16,358	471,323	98,094	(25,966)	559,809

Cost of Goods Sold and Other Operating Charges	4,029	337,883	105,622	(39,663)	407,871
Intercompany Activity	237	(12,093)	(33,613)	45,469	—
Freight Expense	—	26,105	6,485	—	32,590
Selling, General and Administrative Expense	—	13,499	3,585	—	17,084
Depreciation, Depletion and Amortization	694	54,636	7,230	(1,854)	60,706
Interest Expense	5,900	3,290	286	—	9,476
Taxes Other Than Income	1,223	34,294	7,625	—	43,142

Total Costs	12,083	457,614	97,220	3,952	570,869

Earnings (Loss) Before Income Taxes	4,275	13,709	874	(29,918)	(11,060)
Income Taxes (Benefit)	(3,882)	(10,629)	62	—	(14,449)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	8,157	24,338	812	(29,918)	3,389
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes	—	(2,900)	(1,868)	—	(4,768)

Net Income (Loss)	$8,157	$27,238	$2,680	$(29,918)	$8,157

Balance Sheet for March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$4,180	$399	$15,365	$—	$19,944
Accounts and Notes Receivable:
Trade	78,043	110,581	31,063	—	219,687
Other	6,031	108,949	13,304	—	128,284
Inventories	258	99,190	27,912	—	127,360
Deferred Income Taxes	89,954	—	—	—	89,954
Recoverable Income Taxes	12,272	—	—	—	12,272
Prepaid Expenses	12,125	18,344	213	—	30,682

Total Current Assets	202,863	337,463	87,857	—	628,183
Property, Plant and Equipment:
Property, Plant and Equipment	90,977	4,639,695	602,148	—	5,332,820
Less-Accumulated Depreciation, Depletion and Amortization	42,233	2,518,706	125,267	—	2,686,206

Property, Plant and Equipment—Net	48,744	2,120,989	476,881	—	2,646,614
Other Assets:
Deferred Income Taxes	444,907	—	—	—	444,907
Intangible Assets, Net	—	339,982	42,275	—	382,257
Investment in Affiliates	1,320,428	647,873	120,099	(2,005,376)	83,024
Other	3,203	97,740	19,787	—	120,730

Total Other Assets	1,768,538	1,085,595	182,161	(2,005,376)	1,030,918

Total Assets	$2,020,145	$3,544,047	$746,899	$(2,005,376)	$4,305,715

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$94,940	$8,446	$15,442	$—	$118,828
Accounts Payable (Recoverable)-Related Parties	1,141,651	(277,973)	(863,678)	—	—
Short-Term Notes Payable	150,825	—	3,023	—	153,848
Current Portion of Long-Term Debt	—	7,772	484	—	8,256
Other Accrued Liabilities	66,756	361,735	67,280	—	495,771

Total Current Liabilities	1,454,172	99,980	(777,449)	—	776,703
Long-Term Debt:
Long-Term Debt	248,159	218,722	20,900	—	487,781
Capital Lease Obligations	—	2,420	—	—	2,420

Total Long-Term Debt	248,159	221,142	20,900	—	490,201
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,457,342	—	—	1,457,342
Pneumoconiosis Benefits	—	450,473	—	—	450,473
Mine Closing	—	237,163	134,765	—	371,928
Workers’ Compensation	1,484	222,986	34,846	—	259,316
Deferred Revenue	—	80,094	11,561	—	91,655
Salary Retirement	93,268	255	—	—	93,523
Reclamation	—	4,014	2,919	—	6,933
Other	65,969	62,684	21,895	—	150,548

Total Deferred Credits and Other Liabilities	160,721	2,515,011	205,986	—	2,881,718
Stockholders’ Equity	157,093	707,914	1,297,462	(2,005,376)	157,093

Total Liabilities and Stockholders’ Equity	$2,020,145	$3,544,047	$746,899	$(2,005,376)	$4,305,715

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$67,500	$31,710	$(55,850)	$—	$43,360

Cash Flows from Investing Activities:
Capital Expenditures	$(2,575)	$(35,474)	$(8,597)	$—	$(46,646)
Investment in Equity Affiliates	—	(15)	(816)	—	(831)
Other Investing Activities	1	4,782	69,430	—	74,213

Net Cash (Used in) Provided by Investing Activities	$(2,574)	$(30,707)	$60,017	$—	$26,736
Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(52,281)	$—	$—	$—	$(52,281)
Proceeds from Long-Term Notes	—	—	1,007	—	1,007
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	(100)	(897)	1,618	—	621

Net Cash (Used in) Provided by Financing Activities	$(63,397)	$(897)	$2,625	$—	$(61,669)

Income Statement for Three Months Ended March 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$396,925	$108,276	$—	$505,201
Sales—Related Parties	—	2	2	—	4
Freight—Outside	—	28,012	8,420	—	36,432
Freight—Related Parties	—	—	1,265	(1,265)	—
Other Income (including equity earnings)	8,278	12,324	(10,697)	(1,534)	8,371

Total Revenue and Other Income	8,278	437,263	107,266	(2,799)	550,008

Cost of Goods Sold and Other Operating Charges	2,651	286,382	112,797	(38,921)	362,909
Intercompany Activity	(4,023)	(2,255)	(43,368)	49,646	—
Freight Expense	—	28,012	9,685	(1,265)	36,432
Selling, General and Administrative Expense	—	13,374	3,283	—	16,657
Depreciation, Depletion and Amortization	708	59,577	8,027	(1,855)	66,457
Interest Expense	3,552	5,928	657	—	10,137
Taxes Other Than Income	1,116	39,050	10,559	—	50,725

Total Costs	4,004	430,068	101,640	7,605	543,317

Earnings (Loss) Before Income Taxes	4,274	7,195	5,626	(10,404)	6,691
Income Taxes (Benefit)	(1,227)	692	1,725	—	1,190

Net Income (Loss)	$5,501	$6,503	$3,901	$(10,404)	$5,501

Balance Sheet for December 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$293	$8,573	$—	$11,517
Accounts and Notes Receivable:
Trade	—	157,131	48,760	—	205,891
Other	6,481	110,524	10,221	—	127,226
Inventories	258	93,890	41,473	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,770	19,106	4,535	—	28,411

Total Current Assets	128,331	380,944	113,562	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	4,545,722	624,045	—	5,257,456
Less—Accumulated Depreciation, Depletion and Amortization	41,620	2,454,762	154,851	—	2,651,233

Property, Plant and Equipment—Net	46,069	2,090,960	469,194	—	2,606,223

Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Intangible Assets, Net	—	338,754	49,608	—	388,362
Investment in Affiliates	1,367,605	1,110,421	53,953	(2,396,617)	135,362
Other	2,509	95,901	21,248	—	119,658

Total Other Assets	1,790,832	1,545,076	124,809	(2,396,617)	1,064,100

Total Assets	$1,965,232	$4,016,980	$707,565	$(2,396,617)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$16,334	$24,917	$—	$151,371
Accounts Payable (Recoverable)-Related Parties	1,023,380	(195,905)	(827,475)	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,032	483	—	8,615
Other Accrued Liabilities	62,606	322,743	64,553	—	449,902

Total Current Liabilities	1,399,345	151,204	(736,116)	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	217,535	19,893	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	220,431	19,893	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	200,813	132,107	—	332,920
Workers’ Compensation	1,827	222,311	37,112	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	61,444	16,285	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,468,328	204,188	—	2,828,249
Stockholders’ Equity	162,047	1,177,017	1,219,600	(2,396,617)	162,047

Total Liabilities Stockholders’ Equity	$1,965,232	$4,016,980	$707,565	$(2,396,617)	$4,293,160

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(65,485)	$69,466	$26,932	$—	$30,913

Cash Flows from Investing Activities:
Capital Expenditures	$(2,507)	$(38,617)	$(29,182)	$—	$(70,306)
Investment in Equity Affiliates	(309)	(50)	(5,052)	—	(5,411)
Other Investing Activities	—	(1,121)	(1,760)	—	(2,881)

Net Cash Used in Investing Activities	$(2,816)	$(39,788)	$(35,994)	$—	$(78,598)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(144,750)	$—	$—	$—	$(144,750)
Proceeds from Long-Term Notes	246,310	—	—	—	246,310
Payments on Long-Term Notes	—	(23,000)	—	—	(23,000)
Dividends Paid	(22,025)	—	—	—	(22,025)
Other Financing Activities	753	(887)	—	—	(134)

Net Cash Provided by (Used in) Financing Activities	$80,288	$(23,887)	$—	$—	$56,401

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS:

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

Income Taxes

Income taxes were a benefit of $14 million in the 2003 period compared to expense of $1 million in the 2002 period. The change of $15 million was due mainly to a pre-tax loss in the 2003 period compared to pre-tax income in the 2002 period with little loss of percentage depletion tax benefits. Our effective tax rate for the quarter was 130.6%, which was determined using a discrete period tax calculation for the quarterly results. Although we suffered a loss for the quarter, the percentage depletion deduction allowed for tax purposes did not have a corresponding reduction. Historically, the quarterly depletion benefit has been approximately $7.5 million. The combination of this benefit and a pre-tax loss resulted in our effective tax rate. Additional detail is provided in Note 4 of Notes to Consolidated Financial Statements included as Item I in Part I of this Quarterly Report on Form 10-Q, as amended. The annual effective rate method was not applied to the quarterly results due to the sensitivity of the rate to small changes in forecasted income. The effective tax rate for the 2002 period was 17.8%. The 2002 period rate was calculated using the annual effective rate projection available at that time. A small change in our estimated annual income was not projected to cause a disproportionately large change in the annual effective tax rate for the year ended December 31, 2002.

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

CONSOL ENERGY INC.

Date: February 5, 2004	By:	/s/ WILLIAM J. LYONS
William J. Lyons, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Finance and Accounting Officer)