Form 10-Q/A
period 2003-06-30
CONSOL ENERGY INC
filed 2004-02-05
CIK 1070412

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	(Unaudited) JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$13,967	$11,517
Accounts and Notes Receivable:
Trade	170,400	205,891
Other Receivables	81,953	127,226
Inventories	129,298	135,621
Deferred Income Taxes	89,077	92,236
Recoverable Income Taxes	14,542	21,935
Prepaid Expenses	29,974	28,411

Total Current Assets	529,211	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	5,365,207	5,257,456
Less - Accumulated Depreciation, Depletion and Amortization	2,714,369	2,651,233

Total Property, Plant and Equipment - Net	2,650,838	2,606,223
Other Assets:
Deferred Income Taxes	442,604	420,718
Intangible Assets, Net	381,485	388,362
Investment in Affiliates	81,573	135,362
Other	115,312	119,658

Total Other Assets	1,020,974	1,064,100

TOTAL ASSETS	$4,201,023	$4,293,160

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net Income	$18,716	$14,528
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(4,768)
Depreciation, Depletion and Amortization	122,999	132,258
Gain on the Sale of Assets	(17,403)	(2,126)
Amortization of Advance Mining Royalties	1,424	4,940
Deferred Income Taxes	(15,638)	(19,797)
Equity in Earnings of Affiliates	5,077	2,589
Changes in Operating Assets:
Accounts Receivable Securitization	50,000
Accounts and Notes Receivable	30,402	4,817
Inventories	1,104	(87,807)
Prepaid Expenses	(4,782)	(2,121)
Changes in Other Assets	3,601	3,137
Changes in Operating Liabilities:
Accounts Payable	(30,622)	(41,226)
Other Operating Liabilities	97,460	79,968
Changes in Other Liabilities	(15,053)	(6,433)
Other	(3,415)	(6,998)

	220,386	61,201

Net Cash Provided by Operating Activities	239,102	75,729

Investing Activities:
Capital Expenditures	(110,720)	(149,689)
Additions to Intangible Assets	(3,222)	(2,818)
Investment in Equity Affiliates	(4,710)	(34,920)
Proceeds from Sales of Assets	80,735	3,366

Net Cash Used in Investing Activities	(37,917)	(184,061)

Financing Activities:
Payments on Commercial Paper	(177,954)	(32,078)
Payments on Miscellaneous Borrowings	(84)	(1,973)
Payments on Long Term Notes		(66,000)
Proceeds from Long Term Notes	1,007	246,310
Dividends Paid	(22,032)	(44,054)
Proceeds from Treasury Rate Lock		1,332
Payments for Bond Issuance Costs		(957)
Issuance of Treasury Stock	328	384

Net Cash (Used in) Provided by Financing Activities	(198,735)	102,964

Net (Decrease)Increase in Cash and Cash Equivalents	2,450	(5,368)
Cash and Cash Equivalents at Beginning of Period	11,517	15,582

Cash and Cash Equivalents at End of Period	$13,967	$10,214

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

NOTE 7 – INTANGIBLE ASSETS:

Intangible assets consist of leased coal interests and advance mining royalties. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production primarily using the units-of-production method. Depletion of coal interests is computed primarily using the units-of-production method over the estimated proven and probable reserves. Advance mining royalties and leased coal interests are evaluated quarterly for impairment issues, of which none were recognized in the quarter ended June 30, 2003.

	June 30, 2003	December 31, 2002
Leased coal interests	433,834	440,268
Advance mining royalties	344,027	340,229

Total gross carrying value	777,861	780,497
Less - Accumulated depletion of leased coal interests	145,284	142,467
Less - Accumulated amortization of advance mining royalties	251,092	249,668

Total accumulated depletion and amortization	396,376	392,135
Net Intangible Assets	$381,485	$388,362

Included in the June 30, 2003 gross carrying value for leased coal interests and advance mining royalties are $186 and $3,036 of current year additions, respectively. The additions to leased coal interests are depleted using the units-of-production method where proven and probable coal reserves are not yet reported. The additions to advance mining royalties are recoupable against future production using the units-of-production method where proven and probable coal reserves are reported and using the straight-line method where proven and probable coal reserves are not yet reported.

Aggregate depletion and amortization expense for the six months ended June 30, 2003 was $5,302.

Estimated depletion and amortization expense of leased coal interests and advance mining royalties during the next five years is as follows:

Year ended December 31,
2003	$14,624
2004	$14,323
2005	$5,499
2006	$3,627
2007	$3,350

NOTE 8– COMMITMENTS AND CONTINGENCIES:

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

NOTE 9- FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

NOTE 10- SEGMENT INFORMATION:

CONSOL Energy operates two principal business: Coal and Gas. CONSOL Energy has presented the coal business as several aggregated operating segments that reflect the type of coal produced by each individual mine within the grouping. The Other Coal operating segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria as well as various activities assigned to the coal segment but not allocated to each individual mine. CONSOL Energy’s All Other classification is made up of our terminal services, river and dock services, industrial supply services and other business activities, such as rentals of buildings and flight operations that do not qualify as operating segments.

Industry segment results for the three months ended June 30, 2003:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales – outside	$148,905	$199,416	$62,022	$31,280	$441,623	$50,742	$18,870	$—	$511,235
Freight – outside	—	—	—	25,555	25,555	—	25	—	25,580
Intersegment transfers	—	—	—	—	—	834	22,609	(23,443)	—

Total Sales and Freight	$148,905	$199,416	$62,022	$56,835	$467,178	$51,576	$41,504	$(23,443)	$536,815

Earnings (Loss) Before Income Taxes	$26,489	$10,304	$5,183	$(29,421)	$12,555	$17,173	$(5,060)	$(9,399)	$15,269	(A)

Segment assets					$2,803,276	$609,898	$224,272	$563,577	$4,201,023	(B)

Depreciation, depletion and amortization					$49,790	$9,589	$2,914	$—	$62,293

Capital expenditures					$45,194	$18,240	$640	$—	$64,074

(A)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($3,940), ($328) and ($472) for Other Coal, Gas and All Other, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $37,378, $15,767 and $28,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the three months ended June 30, 2002:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales – outside	$109,160	$216,011	$45,077	$56,411	$426,659	$35,020	$20,394	$—	$482,073
Sales – related parties	—	815	—	—	815	—	—	—	815
Freight – outside	—	—	—	33,663	33,663	—	36	—	33,699
Freight – related parties	—	—	—	549	549	—	—	—	549
Intersegment transfers	—	—	—	—	—	543	22,815	(23,358)	—

Total Sales and Freight	$109,160	$216,826	$45,077	$90,623	$461,686	$35,563	$43,245	$(23,358)	$517,136

Earnings (Loss) Before Income Taxes	$8,800	$22,698	$192	$(20,352)	$11,338	$8,323	$(6,975)	$(13,453)	$(767	)(C)

Segment assets					$3,043,109	$548,084	$210,384	$547,098	$4,348,675	(D)

Depreciation, depletion and amortization					$54,773	$8,597	$2,431	$—	$65,801

Capital expenditures					$64,894	$11,401	$3,088	$—	$79,383

(C)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,256), ($556) and ($217) for Other Coal, Gas and All Other, respectively.

(D)	Includes investments in unconsolidated equity affiliates of $78,067, $11,259 and $29,933 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the six months ended June 30, 2003:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales – outside	$278,658	$404,869	$120,885	$72,661	$877,073	$102,525	$38,197	$—	$1,017,795
Sales – related parties	—	1,267	102	—	1,369	—	—	—	1,369
Freight – outside	—	—	—	57,462	57,462	—	146	—	57,608
Freight – related parties	—	—	—	562	562	—	—	—	562
Intersegment transfers	—	—	—	—	—	1,785	46,842	(48,627)	—

Total Sales and Freight	$278,658	$406,136	$120,987	$130,685	$936,466	$104,310	$85,185	$(48,627)	$1,077,334

Earnings (Loss) Before Income Taxes	$21,200	$42,586	$10,872	$(74,702)	$(44)	$33,257	$(11,220)	$(17,784)	$4,209	(E)

Segment assets					$2,803,276	$609,898	$224,272	$563,577	$4,201,023	(F)

Depreciation, depletion and amortization					$98,750	$18,623	$5,626	$—	$122,999

Capital expenditures					$82,747	$26,912	$1,061	$—	$110,720

(E)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($3,431), ($606) and ($1,040) for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $37,378, $15,767 and $28,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the six months ended June 30, 2002:

	High Sulfur	Low Sulfur	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales – outside	$244,547	$424,879	$92,438	$120,669	$882,533	$62,712	$42,030	$—	$987,275
Sales – related parties	—	819	—	—	819	—	—	—	819
Freight – outside	—	—	—	70,001	70,001	—	130	—	70,131
Freight – related parties	—	—	—	549	549	—	—	—	549
Intersegment transfers	—	—	—	—	—	988	48,141	(49,129)	—

Total Sales and Freight	$244,547	$425,698	$92,438	$191,219	$953,902	$63,700	$90,301	$(49,129)	$1,058,774

Earnings (Loss) Before Income Taxes	$21,379	$58,615	$2,789	$(57,018)	$25,765	$11,837	$(8,114)	$(23,564)	$5,924	(G)

Segment assets					$3,043,109	$548,084	$210,384	$547,098	$4,348,675	(H)

Depreciation, depletion and amortization					$110,709	$16,759	$4,790	$—	$132,258

Capital expenditures					$116,067	$30,063	$3,559	$—	$149,689

(G)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,258), ($930) and ($401) for Other Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $78,067, $11,259 and $29,933 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Segment earnings before income taxes for total reportable business segments	$29,728	$19,661	$33,213	$37,602
Segment loss before income taxes for all other businessses	(5,060)	(6,975)	(11,220)	(8,114)
Incentive compensation	(4,101)	(3,046)	(4,093)	(3,378)
Interest income (expense), net and other non-operating activity	(5,298)	(10,407)	(13,691)	(20,186)

Earnings (Loss) Before Income Taxes	$15,269	$(767)	$4,209	$5,924

Total Assets:

	June 30,
	2003	2002
Segment assets for total reportable business segments	$3,413,174	$3,591,193
Segment assets for all other businesses	224,272	210,384
Items excluded from segment assets:
Cash and other investments	14,291	10,611
Export sales excise tax resolution interest receivable	—	21,655
Deferred tax assets	531,681	421,063
Recoverable income taxes	14,542	90,407
Bond issuance costs	3,063	3,362

Total Consolidated Assets	$4,201,023	$4,348,675

NOTE 11- GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for the Three Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$461,767	$49,468	$—	$511,235
Sales - Related Parties	—	—	—	—	—
Freight - Outside	—	24,258	1,322	—	25,580
Freight - Related Parties	—	—	—	—	—
Other Income (including equity earnings)	20,049	19,269	(20,135)	520	19,703

Total Revenue and Other Income	20,049	505,294	30,655	520	556,518
Cost of Goods Sold and Other Operating Charges	6,398	330,692	85,846	(39,245)	383,691
Intercompany Activity	41	31,960	(71,756)	39,755	—
Freight Expense	—	24,258	1,322	—	25,580
Selling, General and Administrative Expense	—	15,977	3,412	—	19,389
Depreciation, Depletion and Amortization	841	58,442	3,010	—	62,293
Interest Expense	4,286	2,868	1,336	—	8,490
Taxes Other Than Income	911	36,144	5,365	—	42,420
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	12,477	499,727	28,535	510	541,249

Earnings (Loss) Before Income Taxes	7,572	5,567	2,120	10	15,269
Income Taxes (Benefit)	(2,987)	7,199	498	—	4,710

Net Income (Loss)	$10,559	$(1,632)	$1,622	$10	$10,559

Balance Sheet for June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,766	$98	$11,103	$—	$13,967
Accounts and Notes Receivable:
Trade	—	2,584	167,816	—	170,400
Other	5,651	63,751	12,551	—	81,953
Inventories	258	96,489	32,551	—	129,298
Deferred Income Taxes	89,077	—	—	—	89,077
Recoverable Income Taxes	14,542	—	—	—	14,542
Prepaid Expenses	12,979	13,991	3,004	—	29,974

Total Current Assets	125,273	176,913	227,025	—	529,211
Property, Plant and Equipment:
Property, Plant and Equipment	94,441	4,756,917	513,849	—	5,365,207
Less-Accumulated Depreciation, Depletion and Amortization	43,270	2,565,318	105,781	—	2,714,369

Property, Plant and Equipment - Net	51,171	2,191,599	408,068	—	2,650,838
Other Assets:
Deferred Income Taxes	442,604	—	—	—	442,604
Intangible Assets, Net	—	339,258	42,227	—	381,485
Investment in Affiliates	1,354,371	674,604	87,751	(2,035,153)	81,573
Other	2,562	93,149	19,601	—	115,312

Total Other Assets	1,799,537	1,107,011	149,579	(2,035,153)	1,020,974

Total Assets	$1,975,981	$3,475,523	$784,672	$(2,035,153)	$4,201,023

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$44,437	$39,945	$25,591	$—	$109,973
Accounts Payable(Recoverable)-Related Parties	1,255,847	(626,949)	(628,898)	—	—
Short-Term Notes Payable	25,000	—	3,357	—	28,357
Current Portion of Long-Term Debt	—	52,220	484	—	52,704
Other Accrued Liabilities	74,022	401,848	64,593	—	540,463

Total Current Liabilities	1,399,306	(132,936)	(534,873)	—	731,497
Long-Term Debt:
Long-Term Debt	248,211	173,726	20,900	—	442,837
Capital Lease Obligations	—	1,934	—	—	1,934

Total Long-Term Debt	248,211	175,660	20,900	—	444,771
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,450,458	—	—	1,450,458
Pneumoconiosis Benefits	—	449,273	—	—	449,273
Mine Closing	—	233,090	130,960	—	364,050
Workers’ Compensation	1,441	219,002	34,682	—	255,125
Deferred Revenue	—	72,296	8,419	—	80,715
Salary Retirement	113,120	215	—	—	113,335
Reclamation	—	6,327	4,863	—	11,190
Other	63,333	78,338	8,368	—	150,039

Total Deferred Credits and Other Liabilities	177,894	2,508,999	187,292	—	2,874,185
Stockholders’ Equity	150,570	923,800	1,111,353	(2,035,153)	150,570

Total Liabilities and Stockholders’ Equity	$1,975,981	$3,475,523	$784,672	$(2,035,153)	$4,201,023

Condensed Statement of Cash Flows
For the Three Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$137,673	$46,119	$11,950	$—	$195,742

Cash Flows from Investing Activities:
Capital Expenditures	$(2,728)	$(49,919)	$(11,427)	$—	$(64,074)
Investment in Equity Affiliates	—	(199)	(3,680)	—	(3,879)
Other Investing Activities	2	4,738	(1,440)	—	3,300

Net Cash (Used in) Provided by Investing Activities	$(2,726)	$(45,380)	$(16,547)	$—	$(64,653)

Cash Flows from Financing Activities:
Payments on Short-Term
Borrowings	$(125,673)	$—	$—	$—	$(125,673)
Proceeds from Long-Term Notes	—	—	—	—	—
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	328	(1,040)	335	—	(377)

Net Cash (Used in) Provided by Financing Activities	$(136,361)	$(1,040)	$335	$—	$(137,066)

Income Statement for the Three Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$431,506	$50,567	$—	$482,073
Sales - Related Parties	—	817	(2)	—	815
Freight - Outside	—	27,423	6,276	—	33,699
Freight - Related Parties	—	549	—	—	549
Other Income (including equity earnings)	18,039	6,050	11,197	(19,756)	15,530

Total Revenue and Other Income	18,039	466,345	68,038	(19,756)	532,666
Cost of Goods Sold and Other Operating Charges	5,882	309,177	87,766	(40,314)	362,511
Intercompany Activity	298	9,032	(51,339)	42,009	—
Freight Expense	—	27,972	6,276	—	34,248
Selling, General and Administrative Expense	—	14,221	2,974	—	17,195
Depreciation, Depletion and Amortization	133	61,180	4,488	—	65,801
Interest Expense	6,527	4,579	742	—	11,848
Taxes Other Than Income	907	36,388	5,572	—	42,867
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	13,747	461,512	56,479	1,695	533,433

Earnings (Loss) Before Income Taxes	4,292	4,833	11,559	(21,451)	(767)
Income Taxes (Benefit)	(4,735)	(5,439)	380	—	(9,794)

Net Income (Loss)	$9,027	$10,272	$11,179	$(21,451)	$9,027

Balance Sheet for December 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$293	$8,573	$—	$11,517
Accounts and Notes Receivable:
Trade	—	165,110	40,781	—	205,891
Other	6,481	110,524	10,221	—	127,226
Inventories	258	93,899	41,464	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,770	19,106	4,535	—	28,411

Total Current Assets	128,331	388,932	105,574	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	4,652,501	517,266	—	5,257,456
Less-Accumulated Depreciation, Depletion and Amortization	41,620	2,477,798	131,815	—	2,651,233

Property, Plant and Equipment - Net	46,069	2,174,703	385,451	—	2,606,223
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Intangible Assets, Net	—	323,884	64,478	—	388,362
Investment in Affiliates	1,367,605	1,110,421	53,953	(2,396,617)	135,362
Other	2,509	96,503	20,646	—	119,658

Total Other Assets	1,790,832	1,530,808	139,077	(2,396,617)	1,064,100

Total Assets	$1,965,232	$4,094,443	$630,102	$(2,396,617)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$19,762	$21,489	$—	$151,371
Accounts Payable (Recoverable)- Related Parties	1,023,380	(277,063)	(746,317)	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,032	483	—	8,615
Other Accrued Liabilities	62,606	328,602	58,694	—	449,902

Total Current Liabilities	1,399,345	79,333	(664,245)	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	217,535	19,893	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	220,431	19,893	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	200,813	132,107	—	332,920
Workers’ Compensation	1,827	222,311	37,112	—	261,250
Deferred Revenue	—	86,043	16,357	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	3,485	2,327	—	5,812
Other	63,241	70,340	7,389	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,477,224	195,292	—	2,828,249
Stockholders’ Equity	162,047	1,317,455	1,079,162	(2,396,617)	162,047

Total Liabilities and Stockholders’ Equity	$1,965,232	$4,094,443	$630,102	$(2,396,617)	$4,293,160

Condensed Statement of Cash Flows
For the Three Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(78,812)	$86,842	$36,786	$—	$44,816

Cash Flows from Investing Activities:
Capital Expenditures	$(4,019)	$(51,385)	$(23,979)	$—	$(79,383)
Investment in Equity Affiliates	(19,868)	—	(9,641)	—	(29,509)
Other Investing Activities	—	2,682	747	—	3,429

Net Cash Used in Investing Activities	$(23,887)	$(48,703)	$(32,873)	$—	$(105,463)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$112,672	$—	$—	$—	$112,672
Proceeds from Long-Term Notes	—	—	—	—	—
Payments on Long-Term Notes	—	(43,000)	—	—	(43,000)
Dividends Paid	(22,029)	—	—	—	(22,029)
Other Financing Activities	(94)	(986)	—	—	(1,080)

Net Cash Provided by (Used in) Financing Activities	$90,549	$(43,986)	$—	$—	$46,563

Income Statement for the Six Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$866,697	$151,098	$—	$1,017,795
Sales - Related Parties	—	1,369	—	—	1,369
Freight - Outside	—	49,801	7,807	—	57,608
Freight - Related Parties	—	562	—	—	562
Other Income (including equity earnings)	36,407	58,188	(30,156)	(25,446)	38,993

Total Revenue and Other Income	36,407	976,617	128,749	(25,446)	1,116,327
Cost of Goods Sold and Other Operating Charges	10,427	668,575	191,468	(78,908)	791,562
Intercompany Activity	278	19,867	(105,369)	85,224	—
Freight Expense	—	50,363	7,807	—	58,170
Selling, General and Administrative Expense	—	29,476	6,997	—	36,473
Depreciation, Depletion and Amortization	1,535	113,078	10,240	(1,854)	122,999
Interest Expense	10,186	6,158	1,622	—	17,966
Taxes Other Than Income	2,134	70,438	12,990	—	85,562
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	24,560	957,341	125,755	4,462	1,112,118

Earnings (Loss) Before Income Taxes	11,847	19,276	2,994	(29,908)	4,209
Income Taxes (Benefit)	(6,869)	(3,430)	560	—	(9,739)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	18,716	22,706	2,434	(29,908)	13,948

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	2,900	1,868	—	4,768

Net Income (Loss)	$18,716	$25,606	$4,302	$(29,908)	$18,716

Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$205,173	$77,829	$(43,900)	$—	$239,102

Cash Flows from Investing Activities:
Capital Expenditures	$(5,303)	$(85,393)	$(20,024)	$—	$(110,720)
Investment in Equity Affiliates	—	(214)	(4,496)	—	(4,710)
Other Investing Activities	3	9,520	67,990	—	77,513

Net Cash (Used in) Provided by Investing Activities	$(5,300)	$(76,087)	$43,470	$—	$(37,917)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(177,954)	$—	$—	$—	$(177,954)
Proceeds from Long-Term Notes	—	—	1,007	—	1,007
Dividends Paid	(22,032)	—	—	—	(22,032)
Other Financing Activities	228	(1,937)	1,953	—	244

Net Cash (Used in) Provided by Financing Activities	$(199,758)	$(1,937)	$2,960	$—	$(198,735)

Income Statement for the Six Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$828,432	$158,843	$—	$987,275
Sales - Related Parties	—	819	—	—	819
Freight - Outside	—	55,435	14,696	—	70,131
Freight - Related Parties	—	549	1,265	(1,265)	549
Other Income (including equity earnings)	26,317	18,374	500	(21,290)	23,901

Total Revenue and Other Income	26,317	903,609	175,304	(22,555)	1,082,675
Cost of Goods Sold and Other Operating Charges	8,533	595,560	200,563	(79,235)	725,421
Intercompany Activity	(3,725)	6,777	(94,707)	91,655	—
Freight Expense	—	55,984	15,961	(1,265)	70,680
Selling, General and Administrative Expense	—	27,595	6,257	—	33,852
Depreciation, Depletion and Amortization	841	120,757	12,515	(1,855)	132,258
Interest Expense	10,079	10,507	1,399	—	21,985
Taxes Other Than Income	2,023	75,438	16,131	—	93,592
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	17,751	891,581	158,119	9,300	1,076,751

Earnings (Loss) Before Income Taxes	8,566	12,028	17,185	(31,855)	5,924
Income Taxes (Benefit)	(5,962)	(4,747)	2,105	—	(8,604)

Net Income (Loss)	$14,528	$16,775	$15,080	$(31,855)	$14,528

Condensed Statement of Cash Flows
For the Six Months Ended June 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(144,297)	$156,308	$63,718	$—	$75,729

Cash Flows from Investing Activities:
Capital Expenditures	$(6,526)	$(90,002)	$(53,161)	$—	$(149,689)
Investment in Equity Affiliates	(20,177)	(50)	(14,693)	—	(34,920)
Other Investing Activities	—	1,561	(1,013)	—	548

Net Cash Used in Investing Activities	$(26,703)	$(88,491)	$(68,867)	$—	$(184,061)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(32,078)	$—	$—	$—	$(32,078)
Proceeds from Long-Term Notes	246,310	—	—	—	246,310
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Dividends Paid	(44,054)	—	—	—	(44,054)
Other Financing Activities	659	(1,873)	—	—	(1,214)

Net Cash Provided by (Used in) Financing Activities	$170,837	$(67,873)	$—	$—	$102,964

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS:

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

proposal.

(3)	The proposal to ratify the amendments to the CONSOL Energy Equity Incentive Plan, including an increase in the total number of shares of Common Stock that can be covered by grants to a total of 6,500,000 shares was approved by a vote of the shareholders. The number of votes cast for this proposal was 70,593,779 and the number of votes cast against this proposal was 3,426,159. There were 28,988 abstentions for this proposal.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Report

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation.*

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association.*

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(b)	Reports on Form 8-K:

The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2003. However, the Company did furnish information required to be furnished under Item 12 on Current Reports on Form 8-K filed April 25, 2003 (reporting issuance of a press release announcing the results of operations for the three months ended March 31, 2003).

*	Filed as Exhibit to Form 10-Q for the Quarter ended June 30, 2003 filed on August 13, 2003.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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