Form 10-Q/A
period 2003-09-30
CONSOL ENERGY INC
filed 2004-02-05
CIK 1070412

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS

Current Assets:
Cash and Cash Equivalents	$170,118	$11,517
Accounts and Notes Receivable:
Trade	90,897	205,891
Other Receivables	87,272	127,226
Inventories	110,511	135,621
Deferred Income Taxes	78,255	92,236
Recoverable Income Taxes	35,141	21,935
Prepaid Expenses	35,470	28,411

Total Current Assets	607,664	622,837

Property, Plant and Equipment:
Property, Plant and Equipment	5,441,203	5,257,456
Less - Accumulated Depreciation, Depletion and Amortization	2,769,640	2,651,233

Total Property, Plant and Equipment - Net	2,671,563	2,606,223

Other Assets:
Deferred Income Taxes	444,211	420,718
Intangible Assets - Net	377,906	388,362
Investment in Affiliates	86,005	135,362
Restricted Cash	918	—
Other	113,071	119,658

Total Other Assets	1,022,111	1,064,100

TOTAL ASSETS	$4,301,338	$4,293,160

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

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net Income	$12,821	$7,542
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(4,768)	—
Depreciation, Depletion and Amortization	184,115	197,506
Gain on the Sale of Assets	(19,002)	(5,617)
Amortization of Intangible Assets - Advance Mining Royalties	3,760	7,212
Deferred Income Taxes	(8,849)	44,879
Equity in Earnings of Affiliates	4,561	5,736
Changes in Operating Assets:
Accounts Receivable Securitization	115,900	—
Accounts and Notes Receivable	36,048	7,406
Inventories	19,891	(27,062)
Prepaid Expenses	(10,278)	6,736
Changes in Other Assets	5,842	5,119
Changes in Operating Liabilities:
Accounts Payable	(26,460)	(36,636)
Other Operating Liabilities	125,190	10,868
Changes in Other Liabilities	(116,300)	(41,141)
Other	(5,502)	(3,274)

	304,148	171,732

Net Cash Provided by Operating Activities	316,969	179,274

Investing Activities:
Capital Expenditures	(186,266)	(237,884)
Additions to Intangible Assets	(4,241)	(3,511)
Investment in Equity Affiliates	(8,626)	(58,791)
Proceeds from Sales of Assets	85,583	7,148

Net Cash Used in Investing Activities	(113,550)	(293,038)

Financing Activities:
Payments on Commercial Paper	(202,953)	(26,893)
Proceeds from (Payments on) Miscellaneous Borrowings	130	(2,976)
Payments on Long Term Notes	—	(66,000)
Proceeds from Long Term Notes	1,757	260,246
Dividends Paid	(33,051)	(55,070)
Proceeds from Issuance of Common Stock, net of related costs	189,552	—
Proceeds from Treasury Rate Lock	—	1,332
Payments for Bond Issuance Costs	—	(1,026)
Deposit to Restricted Cash	(918)	—
Issuance of Treasury Stock	665	609

Net Cash (Used in) Provided by Financing Activities	(44,818)	110,222

Net Increase (Decrease) in Cash and Cash Equivalents	158,601	(3,542)
Cash and Cash Equivalents at Beginning of Period	11,517	15,582

Cash and Cash Equivalents at End of Period	$170,118	$12,040

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

	September 30, 2003	December 31, 2002
Leased coal interests	434,103	440,268
Advance mining royalties	344,778	340,229

Total gross carrying value	778,881	780,497

Less - Accumulated depletion of leased coal interests	147,546	142,467
Less - Accumulated amortization of advance mining royalties	253,429	249,668

Total accumulated depletion and amortization	400,975	392,135

Net Intangible Assets	$377,906	$388,362

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

NOTE 11- SEGMENT INFORMATION:

In the third quarter of 2003, CONSOL Energy revised the monthly financial information provided to its Chief Executive Officer (CEO). The segment information presented for the three and nine month periods ended September 30, 2002 and 2003 has been restated to be consistent with the information currently available to the CEO for evaluating segment performance and allocating resources.

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

Industry segment results for the three months ended September 30, 2003:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$442,182	$50,707	$492,889	$18,682	$—	$511,571
Sales - related parties	—	—	—	—	—	—
Freight - outside	27,329	—	27,329		—	27,329
Freight - related parties	—	—	—	—	—	—
Intersegment transfers	—	708	708	21,745	(22,453)	—

Total Sales and Freight	$469,511	$51,415	$520,926	$40,427	$(22,453)	$538,900

Earnings (Loss) Before Income Taxes (A)	$(24,582)	$17,215	$(7,367)	$(4,797)	$(6,236)	$(18,400)

Segment assets (B)	$2,845,963	$534,995	$3,380,958	$189,323	$731,057	$4,301,338

Depreciation, depletion and amortization	$48,498	$9,340	$57,838	$3,278	$—	$61,116

Capital expenditures	$58,106	$15,930	$74,036	$1,510	$—	$75,546

(A)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($792), ($217) and $1,525 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $39,599, $17,647 and $28,759 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the three months ended September 30, 2002:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$450,185	$37,842	$488,027	$18,874	$—	$506,901
Sales - related parties	—	—	—	—	—	—
Freight - outside	31,723	—	31,723	—	—	31,723
Freight - related parties	1	—	1	—	—	1
Intersegment transfers	—	362	362	18,317	(18,679)	—

Total Sales and Freight	$481,909	$38,204	$520,113	$37,191	$(18,679)	$538,625

Earnings (Loss) Before Income Taxes (C)	$(32,846)	$9,956	$(22,890)	$(5,927)	$(13,161)	$(41,978)

Segment assets (D)	$2,925,707	$611,005	$3,536,712	$219,770	$589,299	$4,345,781

Depreciation, depletion and amortization	$53,845	$8,607	$62,452	$2,796	$—	$65,248

Capital expenditures	$76,289	$11,198	$87,487	$708	$—	$88,195

(C)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($1,846), ($845) and ($456) for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $88,878, $12,696 and $29,409 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the nine months ended September 30, 2003:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$1,319,255	$153,232	$1,472,487	$56,879	$—	$1,529,366
Sales - related parties	1,369	—	1,369	—	—	1,369
Freight - outside	84,791	—	84,791	146	—	84,937
Freight - related parties	562	—	562	—	—	562
Intersegment transfers	—	2,493	2,493	68,611	(71,104)	—

Total Sales and Freight	$1,405,977	$155,725	$1,561,702	$125,636	$(71,104)	$1,616,234

Earnings (Loss) Before Income Taxes (E)	$(24,626)	$50,472	$25,846	$(16,017)	$(24,020)	$(14,191)

Segment assets (F)	$2,845,963	$534,995	$3,380,958	$189,323	$731,057	$4,301,338

Depreciation, depletion and amortization	$147,248	$27,963	$175,211	$8,904	$—	$184,115

Capital expenditures	$140,853	$42,842	$183,695	$2,571	$—	$186,266

(E)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($4,223), ($823) and $485 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $39,599, $17,647 and $28,759 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

Industry segment results for the nine months ended September 30, 2002:

	Reportable Business Segments			All Other	Corporate, Adjustments & Eliminations	Consolidated
	Coal	Gas	Total
Sales - outside	$1,332,717	$100,554	$1,433,271	$60,904	$—	$1,494,175
Sales - related parties	819	—	819	—	—	819
Freight - outside	101,724	—	101,724	130	—	101,854
Freight - related parties	550	—	550	—	—	550
Intersegment transfers	—	1,350	1,350	66,458	(67,808)	—

Total Sales and Freight	$1,435,810	$101,904	$1,537,714	$127,492	$(67,808)	$1,597,398

Earnings (Loss) Before Income Taxes (G)	$(7,081)	$21,793	$14,712	$(14,041)	$(36,725)	$(36,054)

Segment assets (H)	$2,925,707	$611,005	$3,536,712	$219,770	$589,299	$4,345,781

Depreciation, depletion and amortization	$164,554	$25,366	$189,920	$7,586	$—	$197,506

Capital expenditures	$192,356	$41,261	$233,617	$4,267	$—	$237,884

(G)	Includes equity in earnings (loss) of unconsolidated equity affiliates of ($3,104), ($1,775) and ($857) for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $88,878, $12,696 and $29,409 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax Resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Segment earnings before income taxes for total reportable business segments	$(7,367)	$(22,890)	$25,846	$14,712
Segment loss before income taxes for all other businessses	(4,797)	(5,927)	(16,017)	(14,041)
Incentive compensation	4,093	(90)	—	(3,468)
Interest income (expense), net and other non-operating activity	(10,329)	(13,071)	(24,020)	(33,257)

Earnings (Loss) Before Income Taxes	$(18,400)	$(41,978)	$(14,191)	$(36,054)

Total Assets:

	September 30,
	2003	2002
Segment assets for total reportable business segments	$3,380,958	$3,536,712
Segment assets for all other businesses	189,323	219,770
Items excluded from segment assets:
Cash and other investments	170,488	12,403
Export sales excise tax resolution interest receivable	—	22,345
Deferred tax assets	522,466	356,660
Recoverable income taxes	35,141	194,528
Bond issuance costs	2,962	3,363

Total Consolidated Assets	$4,301,338	$4,345,781

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

Income Statement for the Three Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$495,727	$15,844	$—	$511,571
Sales - Related Parties	—	—	—	—	—
Freight - Outside	—	27,329	—	—	27,329
Freight - Related Parties	—	—	—	—	—
Other Income (including equity earnings)	(1,039)	7,608	2,894	3,797	13,260

Total Revenue and Other Income	(1,039)	530,664	18,738	3,797	552,160

Cost of Goods Sold and Other Operating Charges	(810)	420,593	25,942	(30,647)	415,078
Intercompany Activity	(51)	(12,271)	(18,577)	30,899	—
Freight Expense	—	27,329	—	—	27,329
Selling, General and Administrative Expense	—	19,489	729	—	20,218
Depreciation, Depletion and Amortization	1,257	59,592	267	—	61,116
Interest Expense	5,179	2,631	226	—	8,036
Taxes Other Than Income	945	37,438	400	—	38,783
Export Sales Excise Tax Resolution		—			—

Total Costs	6,520	554,801	8,987	252	570,560

Earnings (Loss) Before Income Taxes	(7,559)	(24,137)	9,751	3,545	(18,400)
Income Taxes (Benefit)	(1,664)	(12,581)	1,740	—	(12,505)

Net Income (Loss)	$(5,895)	$(11,556)	$8,011	$3,545	$(5,895)

Balance Sheet for September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$159,491	$320	$10,307	$—	$170,118
Accounts and Notes Receivable:
Trade	—	1,425	89,472	—	90,897
Other	2,416	81,619	3,237	—	87,272
Inventories	258	87,752	22,501	—	110,511
Deferred Income Taxes	78,255	—	—	—	78,255
Recoverable Income Taxes	35,141	—	—	—	35,141
Prepaid Expenses	17,562	16,892	1,016	—	35,470

Total Current Assets	293,123	188,008	126,533	—	607,664
Property, Plant and Equipment:
Property, Plant and Equipment	97,194	5,319,572	24,437	—	5,441,203
Less-Accumulated Depreciation, Depletion and Amortization	44,503	2,706,205	18,932	—	2,769,640

Property, Plant and Equipment - Net	52,691	2,613,367	5,505	—	2,671,563
Other Assets:
Deferred Income Taxes	444,211	—	—	—	444,211
Intangible Assets, Net	—	377,906	—	—	377,906
Investment in Affiliates	1,345,781	21,267	39,599	(1,320,642)	86,005
Restricted Cash	918	—	—	—	918
Other	2,418	107,391	3,262	—	113,071

Total Other Assets	1,793,328	506,564	42,861	(1,320,642)	1,022,111

Total Assets	$2,139,142	$3,307,939	$174,899	$(1,320,642)	$4,301,338

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$57,364	$36,999	$19,772	$—	$114,135
Accounts Payable (Recoverable)-Related Parties	1,298,455	(1,400,530)	102,075	—	—
Short-Term Notes Payable	—	—	3,399	—	3,399
Current Portion of Long-Term Debt	—	51,014	—	—	51,014
Other Accrued Liabilities	75,536	510,412	2,844	—	588,792

Total Current Liabilities	1,431,355	(802,105)	128,090	—	757,340
Long-Term Debt:
Long-Term Debt	248,262	179,037	17,250	—	444,549
Capital Lease Obligations	—	2,828	—	—	2,828

Total Long-Term Debt	248,262	181,865	17,250	—	447,377
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,461,014	—	—	1,461,014
Pneumoconiosis Benefits	—	444,671	—	—	444,671
Mine Closing	—	358,111	—	—	358,111
Workers’ Compensation	1,407	252,901	—	—	254,308
Deferred Revenue	—	68,792	—	—	68,792
Salary Retirement	66,880	183	—	—	67,063
Reclamation	—	12,641	—	—	12,641
Other	63,880	31,440	7,344	—	102,664

Total Deferred Credits and Other Liabilities	132,167	2,629,753	7,344	—	2,769,264
Stockholders’ Equity	327,358	1,298,426	22,215	(1,320,642)	327,357

Total Liabilities and Stockholders’ Equity	$2,139,142	$3,307,939	$174,899	$(1,320,642)	$4,301,338

Condensed Statement of Cash Flows

For the Three Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$6,462	$68,856	$2,549	$—	$77,867

Cash Flows from Investing Activities:
Capital Expenditures	$(2,690)	$(72,856)	$—	$—	$(75,546)
Investment in Equity Affiliates	—	(37)	(3,879)	—	(3,916)
Other Investing Activities	—	3,829	—	—	3,829

Net Cash Used in Investing Activities	$(2,690)	$(69,064)	$(3,879)	$—	$(75,633)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(24,999)	$—	$—	$—	$(24,999)
Proceeds from Long-Term Notes	—	—	750	—	750
Dividends Paid	(11,019)	—	—	—	(11,019)
Proceeds from Issuance of Common Stock, Net of Related Costs	189,552	—	—	—	189,552
Other Financing Activities	(581)	173	41	—	(367)

Net Cash Provided by Financing Activities	$152,953	$173	$791	$—	$153,917

Income Statement for the Three Months Ended September 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$490,865	$16,036	$—	$506,901
Sales - Related Parties	—	—	—	—	—
Freight - Outside	—	29,842	1,881	—	31,723
Freight - Related Parties	—	1	—	—	1
Other Income (including equity earnings)	(1,931)	9,381	(1,536)	1,834	7,748

Total Revenue and Other Income	(1,931)	530,089	16,381	1,834	546,373

Cost of Goods Sold and Other Operating Charges	2,530	429,674	34,311	(39,600)	426,915
Intercompany Activity	(2,695)	(24,438)	(16,285)	43,418	—
Freight Expense	—	29,843	1,881	—	31,724
Selling, General and Administrative Expense	—	15,693	35	—	15,728
Depreciation, Depletion and Amortization	795	64,148	307	(2)	65,248
Interest Expense	6,874	4,637	114	—	11,625
Taxes Other Than Income	905	36,208	667	—	37,780
Export Sales Excise Tax Resolution		(669)			(669)

Total Costs	8,409	555,096	21,030	3,816	588,351

Earnings (Loss) Before Income Taxes	(10,340)	(25,007)	(4,649)	(1,982)	(41,978)
Income Taxes (Benefit)	(3,354)	(21,663)	(9,975)	—	(34,992)

Net Income (Loss)	$(6,986)	$(3,344)	$5,326	$(1,982)	$(6,986)

Balance Sheet for December 31, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Total
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$1,786	$7,080	$—	$11,517
Accounts and Notes Receivable:
Trade	—	193,459	12,432	—	205,891
Other	6,481	118,944	1,801	—	127,226
Inventories	258	114,563	20,800	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,770	23,520	121	—	28,411

Total Current Assets	128,331	452,272	42,234	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	5,146,046	23,721		5,257,456
Less-Accumulated Depreciation, Depletion and Amortization	41,620	2,591,361	18,252		2,651,233

Property, Plant and Equipment - Net	46,069	2,554,685	5,469	—	2,606,223
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Intangible Assets, Net	—	388,362	—	—	388,362
Investment in Affiliates	1,367,605	18,922	91,478	(1,342,643)	135,362
Other	2,509	116,892	257		119,658

Total Other Assets	1,790,832	524,176	91,735	(1,342,643)	1,064,100

Total Assets	$1,965,232	$3,531,133	$139,438	$(1,342,643)	$4,293,160

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable	$110,120	27,160	14,091	—	$151,371
Accounts Payable (Recoverable)-Related Parties	1,023,380	(1,068,897)	45,517	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,515	—	—	8,615
Other Accrued Liabilities	62,606	383,823	3,473	—	449,902

Total Current Liabilities	1,399,345	(649,399)	64,487	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	221,935	15,493	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	224,831	15,493	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	332,920	—	—	332,920
Workers' Compensation	1,827	259,423	—	—	261,250
Deferred Revenue	—	102,400	—	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	5,812	—	—	5,812
Other	63,241	71,424	6,305	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,666,211	6,305	—	2,828,249
Stockholders' Equity	162,047	1,289,490	53,153	(1,342,643)	162,047

Total Liabilities and Stockholders' Equity	$1,965,232	$3,531,133	$139,438	$(1,342,643)	$4,293,160

Condensed Statement of Cash Flows for Three Months Ended September 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$18,625	$80,209	$4,711	$—	$103,545

Cash Flows from Investing Activities:
Capital Expenditures	$(4,307)	$(83,888)	$—	$—	$(88,195)
Investment in Equity Affiliates	(8,918)	—	(14,953)	—	(23,871)
Other Investing Activities	—	3,089	—	—	3,089

Net Cash Used in Investing Activities	$(13,225)	$(80,799)	$(14,953)	$—	$(108,977)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$5,185	$—	$—	$—	$5,185
Proceeds from Long-Term Notes	—	—	13,936	—	13,936
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	156	1,464	(2,467)	—	(847)

Net Cash Provided by (Used in) Financing Activities	$(5,675)	$1,464	$11,469	$—	$7,258

Income Statement for the Nine Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$1,480,189	$49,177	$—	$1,529,366
Sales - Related Parties	—	1,369	—	—	1,369
Freight - Outside	—	84,722	215	—	84,937
Freight - Related Parties	—	562	—	—	562
Other Income (including equity earnings)	35,368	27,960	15,688	(26,763)	52,253

Total Revenue and Other Income	35,368	1,594,802	65,080	(26,763)	1,668,487

Cost of Goods Sold and Other Operating Charges	9,617	1,194,327	112,251	(109,555)	1,206,640
Intercompany Activity	227	(56,474)	(59,876)	116,123	—
Freight Expense	—	85,284	215	—	85,499
Selling, General and Administrative Expense	—	54,883	1,808	—	56,691
Depreciation, Depletion and Amortization	2,792	182,310	867	(1,854)	184,115
Interest Expense	15,365	9,901	736	—	26,002
Taxes Other Than Income	3,079	120,152	1,114	—	124,345
Export Sales Excise Tax Resolution		(614)			(614)

Total Costs	31,080	1,589,769	57,115	4,714	1,682,678

Earnings (Loss) Before Income Taxes	4,288	5,033	7,965	(31,477)	(14,191)
Income Taxes (Benefit)	(8,533)	(16,499)	2,788	—	(22,244)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	12,821	21,532	5,177	(31,477)	8,053
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	(2,900)	(1,868)	—	(4,768)

Net Income (Loss)	$12,821	$24,432	$7,045	$(31,477)	$12,821

Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2003:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$211,638	$163,942	$(58,611)	$—	$316,969

Cash Flows from Investing Activities:
Capital Expenditures	$(7,993)	$(178,273)	$—	$—	$(186,266)
Investment in Equity Affiliates	—	(251)	(8,375)	—	(8,626)
Other Investing Activities	—	16,372	64,970	—	81,342

Net Cash (Used in) Provided by Investing Activities	$(7,993)	$(162,152)	$56,595	$—	$(113,550)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(202,953)	$—	$—	$—	$(202,953)
Proceeds from Long-Term Notes	—	—	1,757	—	1,757
Dividends Paid	(33,051)	—	—	—	(33,051)
Proceeds from Issuance of Common Stock, Net of Related Costs	189,552				189,552
Other Financing Activities	(353)	(1,763)	1,993	—	(123)

Net Cash (Used in) Provided by Financing Activities	$(46,805)	$(1,763)	$3,750	$—	$(44,818)

Income Statement for the Nine Months Ended September 30, 2002:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$1,442,823	$51,352	$—	$1,494,175
Sales - Related Parties	—	819	—	—	819
Freight - Outside	—	96,476	5,378	—	101,854
Freight - Related Parties	—	1,815	—	(1,265)	550
Other Income (including equity earnings)	24,386	33,458	(3,587)	(22,608)	31,649

Total Revenue and Other Income	24,386	1,575,391	53,143	(23,873)	1,629,047

Cost of Goods Sold and Other Operating Charges	11,063	1,148,818	111,289	(118,835)	1,152,335
Intercompany Activity	(6,420)	(72,069)	(56,584)	135,073	—
Freight Expense	—	98,291	5,378	(1,265)	102,404
Selling, General and Administrative Expense	—	49,545	35	—	49,580
Depreciation, Depletion and Amortization	1,636	196,801	926	(1,857)	197,506
Interest Expense	16,953	16,543	114	—	33,610
Taxes Other Than Income	2,928	126,894	1,550	—	131,372
Export Sales Excise Tax Resolution	—	(1,706)	—	—	(1,706)

Total Costs	26,160	1,563,117	62,708	13,116	1,665,101

Earnings (Loss) Before Income Taxes	(1,774)	12,274	(9,565)	(36,989)	(36,054)
Income Taxes (Benefit)	(9,316)	(30,320)	(3,960)	—	(43,596)

Net Income (Loss)	$7,542	$42,594	$(5,605)	$(36,989)	$7,542

Condensed Statement of Cash Flows for Nine Months Ended September 30, 2002

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(125,681)	$293,303	$11,652	$—	$179,274

Cash Flows from Investing Activities:
Capital Expenditures	$(10,824)	$(227,060)	$—	$—	$(237,884)
Investment in Equity Affiliates	(29,095)	(50)	(29,646)	—	(58,791)
Other Investing Activities	—	3,637	—	—	3,637

Net Cash Used in Investing Activities	$(39,919)	$(223,473)	$(29,646)	$—	$(293,038)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(26,893)	$—	$—	$—	$(26,893)
Proceeds from Long-Term Notes	246,310	—	13,936	—	260,246
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Dividends Paid	(55,070)	—	—	—	(55,070)
Other Financing Activities	815	(2,876)	—	—	(2,061)

Net Cash Provided by (Used in) Financing Activities	$165,162	$(68,876)	$13,936	$—	$110,222

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

In January 2004, CONSOL Energy announced that two independent members of the Board of Directors (Special Committee) completed its investigation regarding the numerous allegations made against certain directors and senior executive officers. The Special Committee, supported by the report of independent counsel, Kirkpatrick & Lockhart LLP, found no evidence of fraud or malfeasance with respect to any of the matters reviewed. In addition, there was no evidence to suggest that CONSOL Energy’s publicly issued financial statements were incorrect with respect to any of the matters reviewed. The Kirkpatrick & Lockhart LLP report was sent to the United States Securities and Exchange Commission.

CONSOL Energy has recently received notification from the UMWA Health and Retirement Funds that its Combined Fund premiums have been increased by approximately $28 million for the plan year beginning October 1, 2003 and by approximately $2 million for plan years subsequent to October 1, 2003. The $28 million increase relates to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. The Combined Fund is a multi-employer plan which CONSOL Energy has elected to record expense for the associated obligations as payments are made by CONSOL Energy to the Combined Fund. The increased payment for the plan year beginning October 1, 2003 and corresponding expense will be accounted for ratably over the plan year. The $2 million increase in years subsequent to October 1, 2003 is the projected annual impact of the court decision, which CONSOL Energy believes will be offset, in part, by attrition of plan beneficiaries. CONSOL Energy is protesting this rate increase.

CONSOL Energy also received notification from the UMWA Health and Retirement Funds that the Combined Benefit Fund unassigned beneficiary premium for the plan years beginning October 1, 2002 and October 1, 2003 would increase approximately $4 million (combined effect of both plan year increases). The increase reflects the fact that previous year transfers from the 1950 Pension Trust and the Abandoned Mine Reclamation Fund were not sufficient to cover unassigned beneficiary premiums in the plan years beginning October 1, 2002 and October 1, 2003. The increase also reflects the higher per beneficiary premium rates announced by the Social Security Administration on June 10, 2003 and changes made in assignments by the Social Security Administration. CONSOL Energy believes the calculation and the validity of the unassigned beneficiary premium is not accurate and, therefore, has not paid or accrued for this premium while it is engaged in discussion of the calculation of the unassigned beneficiary premium assessment with the UMWA Health and Retirement Funds.

On December 1, 2003 CONSOL announced that its expected coal production in the fourth quarter of 2003 was being impacted by: unfavorable mining conditions at Enlow Fork Mine, Mill Creek Mine and Mine 84; a roof fall in late October along the west beltline at the Bailey Mine; equipment problems at VP8 and Jones Fork mines; and flooding along the Ohio River.

Primary production impacts were at the Bailey and Enlow Fork mines. The roof fall on a main haulage belt at the Bailey mine resulted in the loss of 9 days of production from one of the mine’s two longwall units. At Enlow Fork Mine, methane gas was being expelled from the floor of the E8 longwall panel, an unusual situation at the mine, resulting in lost production time. When methane gas rises above a certain level, mining equipment is automatically de-energized until the mine’s ventilation system clears the gas from the area.

On January 28, 2004, the Company announced that its coal production for the fourth quarter ended, December 31, 2003, declined by 0.7 million tons from its coal production during the fourth quarter ended, December 31, 2002.

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

In January 2004, CONSOL Energy announced that two independent members of the Board of Directors (Special Committee) completed its investigation regarding the numerous allegations made against certain directors and senior executive officers. The Special Committee, supported by the report of independent counsel, Kirkpatrick & Lockhart LLP, found no evidence of fraud or malfeusance with respect to any of the matters reviewed. In addition, there was no evidence to suggest that CONSOL Energy’s publicly issued financial statements were incorrect with respect to any of the matters reviewed. The Kirkpatrick & Lockhart LLP report was sent to the United States Securities and Exchange Commission.

On December 1, 2003 CONSOL announced that its expected coal production in the fourth quarter of 2003 was being impacted by: unfavorable mining conditions at Enlow Fork Mine, Mill Creek Mine and Mine 84; a roof fall in late October along the west beltline at the Bailey Mine; equipment problems at VP8 and Jones Fork mines; and flooding along the Ohio River.

Primary production impacts were at the Bailey and Enlow Fork mines. The roof fall on a main haulage belt at the Bailey mine resulted in the loss of 9 days of production from one of the mine’s two longwall units. At Enlow Fork Mine, methane gas was being expelled from the floor of the E8 longwall panel, an unusual situation at the mine, resulting in lost production time. When methane gas rises above a certain level, mining equipment is automatically de-energized until the mine’s ventilation system clears the gas from the area.

On January 28, 2004, the Company announced that its coal production for the fourth quarter ended, December 31, 2003, declined by 0.7 million tons from its coal production during the fourth quarter ended, December 31, 2002.

CONSOL Energy has recently received notification from the UMWA Health and Retirement Funds that its Combined Fund premiums have been increased by approximately $28 million for the plan year beginning October 1, 2003 and by approximately $2 million for plan years subsequent to October 1, 2003. The $28 million increase relates to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. The Combined Fund is a multi-employer plan which CONSOL Energy has elected to record expense for the associated obligations as payments are made by CONSOL Energy to the Combined Fund. The increased payment for the plan year beginning October 1, 2003 and corresponding expense will be accounted for ratably over the plan year. The $2 million increase in years subsequent to October 1, 2003 is the projected annual impact of the court decision, which CONSOL Energy believes will be offset, in part, by attrition of plan beneficiaries. CONSOL Energy is protesting this rate increase.

CONSOL Energy also received notification from the UMWA Health and Retirement Funds that the Combined Benefit Fund unassigned beneficiary premium for the plan years beginning October 1, 2002 and October 1, 2003 would increase approximately $4 million (combined effect of both plan year increases). The increase reflects the fact that previous year transfers from the 1950 Pension Trust and the Abandoned Mine Reclamation Fund were not sufficient to cover unassigned beneficiary premiums in the plan years beginning October 1, 2002 and October 1, 2003. The increase also reflects the higher per beneficiary premium rates announced by the Social Security Administration on June 10, 2003 and changes made in assignments by the Social Security Administration. CONSOL Energy believes the calculation and the validity of the unassigned beneficiary premium is not accurate and, therefore, has not paid or accrued for this premium while it is engaged in discussion of the calculation of the unassigned beneficiary premium assessment with the UMWA Health and Retirement Funds.

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

In September 2003, CONSOL Energy completed a 364-day $150 million Senior Secured Revolving Loan Agreement. The new agreement replaced a 364-day bank credit facility of $218 million that expired September 15, 2003. The facility under the new agreement was terminated on September 24, 2003 upon receipt of proceeds from the Company’s sale of CONSOL Energy common stock. Additionally, the existing multi-year Senior Revolving Credit Facility was amended to conform to the terms of the new 364-day Agreement including the provision of collateral to the participating banks consisting of substantially all of the Company’s assets, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of the Company’s consolidated net tangible assets. It provides for an aggregate of $267 million that may be used for letters of credit and borrowings for other corporate purposes. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The Senior Revolving Credit Facility, as amended, has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve months trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.23 to 1.0 at September 30, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt discount of no less than 4.5 to 1.0, measured quarterly. This ratio was 6.85 to 1.0 at September 30, 2003. The Senior Revolving Credit Facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $293.5

36

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

In January 2004, CONSOL Energy announced that two independent members of the Board of Directors (Special Committee) completed its investigation regarding the numerous allegations made against certain directors and senior executive officers. The Special Committee, supported by the report of independent counsel, Kirkpatrick & Lockhart LLP, found no evidence of fraud or malfeasance with respect to any of the matters reviewed. In addition, there was no evidence to suggest that CONSOL Energy’s publicly issued financial statements were incorrect with respect to any of the matters reviewed. The Kirkpatrick & Lockhart LLP report was sent to the United States Securities and Exchange Comission.

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

In January 2004, CONSOL Energy announced that two independent members of the Board of Directors (Special Committee) completed its investigation regarding the numerous allegations made against certain directors and senior executive officers. The Special Committee, supported by the report of independent counsel, Kirkpatrick & Lockhart LLP, found no evidence of fraud or malfeasance with respect to any of the matters reviewed. In addition, there was no evidence to suggest that CONSOL Energy’s publicly issued financial statements were incorrect with respect to any of the matters reviewed. The Kirkpatrick & Lockhart LLP report was sent to the United States Securities and Exchange Comission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.2	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and the Bank of Nova Scotia Trust Company of New York, as trustee.*

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc.*

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc.*

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc.*

10.36	Registration Rights Agreement, dated February 1, 1999, by and between CONSOL ENERGY Inc., Rheinbraun AG and Rheinbraun US GmBH.*

10.37	Letter Amendment, dated May 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH.*

10.38	Second Amendment, dated as of September 18, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH.*

10.39	Third Amendment, dated as of October 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH.*

10.40	Form of Director Indemnification Agreement, dated May 13, 2003, by and between CONSOL Energy Inc. and each of J. Brett Harvey, John L. Whitmire, Philip W. Baxter, Patricia A. Hammick, Christoph Koether, Berthold Bonekamp, Bernd J. Breloer and Rolf Zimmermann.*

10.41	Director Indemnification Agreement, dated September 15, 2003, by and between CONSOL Energy Inc. and George Lambertz.*

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey.*

10.43	Form of Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith.*

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith.*

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association.*

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association.*

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(b)	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003;

(1)	A report dated September 15, 2003, which included, under Item 5, the Company’s press release announcing the completion of the Company’s $150 million Senior Secured Revolving Loan Agreement, effective September 15, 2003.

(2)	A report dated, September 18, 2003, which included, under Item 5, the Company’s press release announcing an agreement to sell 11.0 million shares of its common stock in a private placement and RWE AG’s, CONSOL Energy’s largest shareholder, agreement to sell in a private placement 14.1 million shares of CONSOL Energy common stock.

(3)	A report dated September 24, 2003, which included, under Item 5, the Company’s press release announcing the closing of its previously announced sale of 11.0 million shares of common stock in a private placement and RWE AG’s, CONSOL Energy’s largest shareholder, closing on its sale in a private placement of 14.1 million shares of CONSOL Energy common stock.

*	Filed as Exhibit to Form 10-Q for the Quarter ended September 30, 2003 filed on November 19, 2003.

* *	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being Furnished and not filed.

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