Form 10-K/A
period 2002-12-31
CONSOL ENERGY INC
filed 2004-02-18
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 4

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

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders held on April 30, 2003, are incorporated by reference in Items 10, 11 and 12 of Part III

EXPLANATORY NOTE

We are filing this Amendment No. 4 on Form 10-K/A to our Report on Form 10-K for the period ended December 31, 2002 (the “Form 10-K) to amend and restate Item 1– “Business - Industry Segments” and to amend the introduction to Note 28 of the Financial Statements in Item 8 – “Financial Statements and Supplementary Data”, in connection with the Securities and Exchange Commission’s review of the Form 10-K.

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

INDUSTRY SEGMENTS

CONSOL Energy has two major business units: Coal and Gas. The principal activities of the Coal unit is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Coal unit includes four reportable segments. These reportable segments are High Sulfur, Low Sulfur, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2002, the High Sulfur aggregated segment includes the following mines; Shoemaker, Blacksville #2, Robinson Run, Humphrey #138, Mahoning Valley and McElroy. For the year ended December 31, 2002, the Low Sulfur aggregated segment includes the following mines: Enlow Fork, Mine 84, Bailey, Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2002, the Metallurgical aggregated segment includes the following mines: Buchanan, Cardinal River, Amonate Contract and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria as well as various activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the fiscal years ended June 30, 2001 and 2000 is included in Note 28 of Notes to Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K, as amended.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Dollars in thousands except per share amounts)

Note 28—Segment Information:

CONSOL Energy has two major business units: Coal and Gas. The principal activities of the Coal unit is mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Coal unit includes four reportable segments. These reportable segments are High Sulfur, Low Sulfur, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2002, the High Sulfur aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, Humphrey #138, Mahoning Valley and McElroy. For the year ended December 31, 2002, the Low Sulfur aggregated segment includes the following mines: Enlow Fork, Mine 84, Bailey, Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2002, the Metallurgical aggregated segment includes the following mines: Buchanan, Cardinal River, Amonate Contract and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations that do not qualify as operating segments. In December 31, 2002, CONSOL Energy implemented a new internal segment reporting method in order to align segment results to management’s assessment of profitability. As a result, the measure of segment profit or loss has changed from Pre-tax Operating Income (Loss) to Earnings (Loss) Before Income Taxes. Also, some corporate charges that were previously reflected in the All Other segment are now reported as Corporate items and reflected in the reconciliation between Segment Earnings (Loss) Before Income Tax to total Earnings (Loss) Before Income Tax. CONSOL Energy has also changed its disclosure from reporting additions to property, plant and equipment to reporting capital expenditures for property, plant and equipment as shown on the cash flow statement. Previously, additions to property, plant and equipment included certain non-cash increases.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 18th day of February, 2004.

CONSOL ENERGY INC.

By:	/s/ William J. Lyons
William J. Lyons Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)