Form 10-Q/A
period 2003-06-30
CONSOL ENERGY INC
filed 2004-02-18
CIK 1070412

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

EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-Q/A to our Report on Form 10-Q for the period ended June 30, 2003 (the “Form 10-Q”) to amend the introduction to Note 10 of the Financial Statements in Item 1 - “Condensed Financial Statements” in connection with the Securities and Exchange Commission’s review of the Form 10-Q.

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

NOTE 10- SEGMENT INFORMATION:

CONSOL Energy has two major business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to electric utilities, and metallurgical coal, sold to steel and coke producers. The Coal unit includes four reportable segments. These reportable segments are High Sulfur, Low Sulfur, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three months and six months ended June 30, 2003 and June 30, 2002, the High Sulfur aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, Humphrey #138, Mahoning Valley and McElroy. For the three months and six months ended June 30, 2003 and June 30, 2002, the Low Sulfur aggregated segment includes the following mines: Enlow Fork, Mine 84, Bailey, Jones Fork, Mill Creek and Wiley-Mill Creek. For the three months and six months ended June 30, 2003 and June 30, 2002, the Metallurgical aggregated segment includes the following mines: Buchanan, Cardinal River, Amonate Contract and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations that do not qualify as operating segments.

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