Form 10-K
period 2003-12-31
CONSOL ENERGY INC
filed 2004-03-12
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003;

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $472,350,186.

The number of shares outstanding of the registrant’s common stock as of February 29, 2004 is 89,934,151 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004,

are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-K, these risks, uncertainties and contingencies include, but are not limited to, the following:

•	effects of the amount of our debt compared to stockholders’ equity and recent changes in our credit ratings;

•	results of an informal SEC inquiry regarding certain matters, which may include allegations contained in an anonymous letter that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities;

•	the continued incurrence of losses in future periods;

•	a reduction in deferred tax assets could materially reduce our operating results and stockholders’ equity and possibly preclude dividend payments;

•	our inability to obtain substantial additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	our ability to comply with restrictions imposed by our senior credit facility;

•	increased cost and expense related to the downgrading of our credit ratings;

•	a loss of our competitive position because of the competitive nature of the coal and gas markets;

•	a decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	overcapacity in the coal or gas industry impairing our profitability;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	a decline in our customers’ coal requirements;

•	the creditworthiness of our customer base declining;

•	our ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of our acquisition strategy;

•	disputes with customers concerning coal contracts resulting in litigation;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, fires, accidents and weather conditions which could cause our results to deteriorate;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	our failure to remove and dispose of water from coal beds may hamper our ability to produce gas in commercial quantities;

•	the disruption of rail, barge and other systems which deliver our coal, or pipeline systems which deliver our gas;

•	the effects of government regulation;

•	obtaining governmental permits and approvals for our operations;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of mine closing, reclamation and certain other liabilities;

•	federal, state and local authorities regulating our gas production activities;

•	deregulation of the electric utility industry having unanticipated effects on our industry;

•	new legislation resulting in restrictions on coal use;

•	federal and state laws imposing treatment, monitoring and reporting obligations on us;

•	management’s ability to correctly estimate and accrue for contingent liabilities;

•	excessive lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	increased exposure to workers’ compensation and black lung benefit liabilities;

•	the outcome of various asbestos litigation cases;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements.

•	results of one or more purported class action lawsuits against us and certain of our officers alleging that the defendants issued false and misleading statements to the public and seeking damages and costs;

•	the anti-takeover effects of our rights plan could prevent a change of control;

•	decline in our share price due to the increase in shares eligible for sale; and

•	our ability to service debt and pay dividends is dependent upon us receiving distributions from our subsidiaries.

Item 1.	Business.

Consol Energy’s History

We are a multi-fuel energy producer and energy services provider that primarily serves the electric power generation industry in the United States. That industry generates approximately two-thirds of its output by burning coal or gas, the two fuels we produce. At December 31, 2003, we produce high-Btu bituminous coal from 20 mining complexes in the United States and Australia. Coal produced from our mines has a high-Btu content which creates more energy per unit when burned compared to coals with lower Btu content. As a result, coals with greater Btu content can be more efficient to use. We also produce pipeline-quality coalbed methane gas from our coal properties in Pennsylvania, Virginia and West Virginia and conventional gas from our properties in Tennessee and Virginia. We believe that the use of coal and gas to generate electricity will grow as demand for power increases.

Historically, we rank among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Our production of approximately 60 million tons of coal in 2003 accounted for approximately 5% of the total tons produced in the United States and approximately 12% of the total tons produced east of the Mississippi River during that year. We are one of the premier coal producers in the United States by several measures:

•	We mine more high-Btu bituminous coal than any other United States producer;

•	We are the largest coal producer, in terms of tons produced, east of the Mississippi River;

•	We have the second largest amount of recoverable coal reserves among United States coal producers; and

•	We are the largest United States producer of coal from underground mines.

We also rank as one of the largest coalbed methane gas companies in the United States based on both our proved reserves and our current daily production. Our industry position is highlighted by several measures:

•	We possess one of the largest coalbed methane reserve bases among publicly traded oil and gas companies in the United States with approximately 1.0 trillion cubic feet of net proved reserves of gas;

•	Our principal coalbed methane operations produce gas from coal seams with a high gas content;

•	We currently have approximately 146 million cubic feet of gross average daily production;

•	At December 31, we operate more than 1,500 wells connected by approximately 800 miles of gathering lines and associated infrastructure; and

•	Our facilities have the capacity to transport 250 million cubic feet of gas per day.

Additionally, we provide energy services, including terminal services, industrial supply services and coal waste disposal services. We are developing our land assets that we previously used primarily to support our coal operations.

CONSOL Energy was organized as a Delaware corporation in 1991.

Recent Events

CONSOL Energy incurred a loss before income taxes and before effect of change in accounting principle of $34 million, recognized income tax benefits of $21 million, and recognized a $5 million income adjustment for the effect of change in accounting for mine closing, reclamation and gas well closing costs, resulting in a net loss of $8 million for the twelve months ended December 31, 2003. CONSOL Energy incurred a loss before income taxes of $40 million and recognized income tax benefits of $52 million, resulting in net income of $12 million for the twelve months ended December 31, 2002.

Total coal sales for the twelve months ended December 31, 2003 were 64.0 million tons, including our portion of sales by equity affiliates, of which 61.5 million tons sold were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal, including coal sold from inventories and produced by equity affiliates. This compares with total coal sales of 67.3 million tons for the twelve months ended December 31, 2002, of which 64.8 million tons sold were produced by CONSOL Energy operations or sold from inventory of company produced coal, including coal sold from inventories and produced by equity affiliates. The decrease in tons sold primarily is related to lower company coal production in the period-to-period comparison.

CONSOL Energy produced 60.4 million tons, including our portion of production at equity affiliates in the 2003 period compared to 66.2 million tons, including our portion of production at equity affiliates in the 2002 period. The decrease in tons produced is primarily due to the closure of the Dilworth, Humphrey and Windsor mines, where economically mineable reserves were depleted in the last quarter of 2002. The decrease was also attributable to the sale of the assets at the Cardinal River and Line Creek mines in February 2003 and the idling of the Rend Lake mine in 2002 due to market conditions. Coal inventories, including our portion of inventories at equity affiliates, were 1.4 million tons at December 31, 2003 compared to 3.0 million tons at December 31, 2002.

Sales of coalbed methane gas, including our share of the sales from equity affiliates were 50.0 billion gross cubic feet in the 2003 period compared to 46.6 billion gross cubic feet in the 2002 period. The increased sales volume is primarily due to higher production volumes as a result of our on going drilling program. Our average sales price for coalbed methane gas, including our portion of sales from equity affiliates, was $4.16 per thousand cubic feet in the 2003 period compared to $3.17 per thousand cubic feet in the 2002 period. The increase in average sales price was driven by concerns for levels of natural gas in storage at the beginning of the year, and by concerns over intermediate-term supplies of gas in the United States.

In December 2003, CONSOL Energy adopted a shareholder rights plan designed to ensure that all shareholders receive fair value for their common shares in the event of a proposed takeover and to guard against the use of partial tender offers or other coercive tactics to gain control of the company without offering fair value to CONSOL Energy shareholders.

In December 2003, Standard and Poor’s lowered CONSOL Energy’s rating of our long-term debt to BB- (13th lowest out of 22 rating categories). Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The negative sign shows relative standing within the rating category. At the same time, Standard and Poor’s placed CONSOL Energy’s senior unsecured debt rating on CreditWatch with negative implications.

In December 2003, Moody’s Investor Service lowered its rating of CONSOL Energy’s long-term debt from Ba1 to Ba3 (13th lowest out of 21 rating categories). The rating remains under review for possible further downgrade. Bonds which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 3 indicates that the obligation ranks in the lower end of its generic rating category.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In January, 2004, CONSOL Energy announced that it intended to sell the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million, the assumption of approximately $21 million of debt, and associated interest rate swaps and foreign currency hedges. CNX

Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owns a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. Agreements were finalized on February 25, 2004 and are expected to result in a pre-tax gain of approximately $13 million.

In January 2004, a Special Committee of the Board of Directors of CONSOL Energy completed its investigation of allegations against certain directors and officers of the company contained in an anonymous letter sent to the United States Securities and Exchange Commission. The Special Committee found no evidence of fraud or malfeasance and no evidence to suggest that CONSOL Energy’s publicly issued financial statements were incorrect.

In January 2004, CONSOL Energy’s Board of Directors elected three new independent members to the Board. They were: William E. Davis, a power industry executive; William P. Powell, an investment banker; and Joseph T. Williams, a former oil and gas industry executive. In February 2004, CONSOL Energy’s Board of Directors elected Raj Gupta, a former oil and gas industry executive, as an independent member of the Board.

Loveridge Mine began full production in the beginning of March 2004. Loveridge Mine experienced a fire in February 2003 that delayed the development of a new underground area that was originally to begin production in 2003.

In February 2004, CONSOL Energy’s former majority shareholder, RWE A.G., closed on a previously announced private placement sale of its remaining 16.6 million shares of CONSOL Energy common stock. On September 23 and 24, 2003, RWE closed on a previously announced sale of 14.1 million shares of CONSOL Energy common stock. On the same dates, CONSOL Energy closed on a previously announced sale of 11.0 million primary shares of its common stock, increasing the total shares of common stock outstanding to 89.8 million and reduced RWE’s initial majority interest from 73.6% to 48.9%. On October 9, 2003, RWE closed on the sale of 27.3 million shares of CONSOL Energy common stock. That sale reduced RWE’s ownership to 16.6 million shares, or 18.5%.

In February 2004, as a result of the sale of the remaining shares of CONSOL Energy common stock held by RWE AG and pursuant to the terms of the Placement Agreement, dated September 18, 2003, by and among CONSOL Energy, Friedman, Billings, Ramsey & Co., Inc. and RWE Rheinbraun AG, the remaining two directors representing RWE AG, Berthold Bonekamp and Dr. Rolf Zimmerman, resigned from the CONSOL Energy Board of Directors. Also in February 2004, Raj K. Gupta, a former oil and gas industry executive, was elected to the board of directors of CONSOL Energy. He will serve until the next election of directors at the annual meeting of shareholders.

Industry Segments

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to steel and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2003, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Bailey, Enlow Fork and Mine 84. For the year ended December 31, 2003, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2003, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria as well as various activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by generally accepted accounting principles, for the twelve months ended December 31, 2003 and 2002, the six months ended December 31, 2001, and the fiscal year ended June 30, 2001 is included in Note 30 of Notes to Consolidated Financial Statements included as Item 7 in Part II of this Annual Report on Form 10-K, as amended.

Coal Operations

Mining Complexes

At December 31, 2003, CONSOL Energy had 20 mining complexes located in the United States and Australia, including a 50% interest in the Glennies Creek mine located in Australia. In January 2004, CONSOL Energy announced that it intended to sell the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million, the assumption of approximately $21 million of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owns a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. Agreements were finalized on February 25, 2004 and are expected to result in a pre-tax gain of approximately $13 million.

The following map provides the location of CONSOL Energy’s operations by region:

The following table provides the location of each of CONSOL Energy’s mining complexes at December 31, 2003 and 2002, the amount of coal reserves and a summary of the characteristics of the assigned and accessible coal reserves associated with each of its mining complexes. In February 2003, we sold our Cardinal River and Line Creek mines.

CONSOL ENERGY MINING COMPLEXES

Average Quality and Recoverable Reserves

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	Average Coal Quality (As – Received)(1)			Recoverable Reserves (12/31/03)(2)			Recoverable Reserves (tons in millions) 12/31/2002
					Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)	Owned (%)	Leased (%)	Tons (in millions)

ASSIGNED—OPERATING

Northern Appalachia
Enlow Fork	Enon, PA	Assigned	Pittsburgh	4.94	6.0	1.63	13,267	67%	33%	58.3	68.2
		Accessible	Pittsburgh	5.40	6.0	1.92	13,219	81%	19%	165.5	165.5
Bailey	Enon, PA	Assigned	Pittsburgh	5.64	6.0	2.00	13,223	11%	89%	96.1	93.1
		Accessible	Pittsburgh	5.75	6.0	2.47	13,176	49%	51%	142.6	74.6
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.61	6.0	1.49	13,394	62%	38%	49.3	53.3
		Accessible	Pittsburgh	5.38	6.0	1.94	13,324	88%	12%	58.5	58.5
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.83	5.7	3.03	13,166	100%	0%	174.5	177.0
Shoemaker	Moundsville, WV	Assigned	Pittsburgh	5.54	7.3	3.40	12,864	100%	0%	45.2	70.0
		Accessible	Pittsburgh	5.55	7.3	2.96	12,930	100%	0%	5.2	15.6
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.91	5.4	2.27	13,215	100%	0%	13.0	13.3
		Accessible	Pittsburgh	7.39	5.5	2.81	13,347	100%	0%	93.9	107.0
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.16	6.0	3.16	13,278	69%	31%	28.4	34.0
		Accessible	Pittsburgh	6.90	6.7	3.19	13,158	32%	68%	113.6	125.8
Blacksville 2	Wana, WV	Assigned	Pittsburgh	6.65	6.0	2.53	13,315	100%	0%	34.5	40.0
		Accessible	Pittsburgh	6.83	5.6	2.45	13,360	98%	2%	60.8	120.3
Mahoning Valley	Cadiz, OH	Assigned	Pittsburgh	4.34	6.7	2.08	11,517	100%	0%	5.2	1.4

Central Appalachia
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	5.66	6.3	0.68	14,057	7%	93%	43.8	42.5
		Accessible	Pocahontas 3	6.09	6.3	0.65	14,006	8%	92%	81.6	94.5
VP-3	Vansant, VA	Assigned	Pocahontas 3	4.63	6.6	0.73	14,097	0%	100%	7.8	7.9
VP-8	Rowe, VA	Assigned	Pocahontas 3	5.24	9.0	0.77	13,581	2%	98%	2.4	6.5
Mill Creek Complex	Deane, KY	Assigned	Multiple	3.70	6.5	1.29	13,298	94%	6%	20.2	8.5
		Accessible	Multiple	4.42	5.5	1.18	12,261	100%	0%	0.7	17.7
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.57	7.0	1.00	12,925	37%	63%	34.5	15.7
		Accessible	Multiple	3.48	7.2	.95	12,673	61%	39%	4.9	26.7
Amonate Complex	Amonate, VA	Assigned	Multiple	3.35	6.7	0.71	13,072	24%	76%	9.4	7.8
Elk Creek Complex	Emmett, WV	—	Multiple	—	—	—	—	—	—	—	10.8

Illinois Basin
Rend Lake	Sesser, IL	Assigned	Illinois 6	6.77	11.8	1.21	12,149	12%	88%	21.3	21.3
		Accessible	Illinois 6	5.99	11.8	1.47	12,082	87%	13%	33.7	33.7
Ohio 11	Morganfield, KY	Assigned	Kentucky 11	4.44	11.6	2.87	11,877	0%	100%	8.3	8.3
		Accessible	Kentucky 11	4.44	11.5	2.88	11,890	0%	100%	2.2	2.2
Western U.S.
Emery	Emery Co., UT	Assigned	Ferron I	7.50	7.0	0.73	11,803	80%	20%	21.5	21.7
		Accessible	Ferron A	8.82	7.0	0.93	11,683	47%	53%	12.3	12.3
Australia (New South Wales)(3)
Glennies Creek	Hunter Valley, NSW	Assigned	Middle Liddel	7.68	7.0	0.45	12,778	0%	100%	9.6	10.2

Total Assigned—Operating

Assets Sold in February, 2003
Cardinal River	Hinton, AL	Assigned	Jewell	—	—	—	—	—	—	—	0.7
Line Creek	Sparwood, BC	Assigned	Multiple	—	—	—	—	—	—	—	30.7

Total Assigned Operating and Accessible										1,458.8	1,597.3

(1)	We show average coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The average coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.
(2)	We calculate our proven and probable reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples we receive from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.
(3)	Reported reserves represent our 50% interest in the Glennies Creek Mine, which was sold on February 25, 2004.

Excluded from the table above are approximately 112.5 million tons of reserves at December 31, 2003 that are assigned to projects that have not produced coal in 2003 or 2002. These assigned reserves are in the Northern Appalachia (Pennsylvania, Ohio and northern West Virginia) and Central Appalachia (Virginia, southern West Virginia and Eastern Kentucky) regions. These reserves are approximately 84% owned and 16% leased. Average quality on an “as-received” basis range from 5.4% to 7.0% moisture content, 0.54% to 4.05% sulfur content and 12,568 to 13,778 heat value (British thermal units per pound).

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

At December 31, 2003, the Loveridge Mine was in development and is scheduled to begin production in early March 2004. At December 31, 2003, Rend Lake, Emery, Elk Creek, VP-3 and Ohio 11 complexes were idle. These mines are anticipated to remain idle until market conditions support reopening. In February 2003, we sold our Cardinal River and Line Creek Mines in western Canada. During 2002, CONSOL Energy ceased production at the Dilworth, Humphrey, Meigs, Muskingum and Windsor Mines due to the depletion of economically recoverable reserves.

Coal Reserves

At December 31, 2003, CONSOL Energy had an estimated 4.2 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

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

Our reserve estimates are predicated on information obtained from our ongoing exploration drilling and in-mine channel sampling programs. Data including elevation, thickness, and, where samples are available, the quality of the coal from individual drill holes and channel samples are input into a computerized geological database. The information derived from the geological database is then combined with data on ownership or control of the mineral and surface interests to determine the extent of the reserves in a given area.

Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but for which the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Estimates for probable coal reserves have a moderate degree of geologic assurance and have been computed by us from points of observation which are between 0.5 and 1.5 miles apart, except for our properties within the Pittsburgh 8 seam for which points of observation are 3,000 feet or less because of the well known continuity of that seam. The sites for measuring thickness of proven reserves are so closely spaced, and the geologic character is so well defined, that the average thickness, area, extent, size, shape and depth of coalbeds are well established.

Information with respect to proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers and has not been reviewed by independent experts.

Drill hole spacing for confidence levels in reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey), except for our properties within the Pittsburgh 8 seam for which points of observation are 3,000 feet or less because of the well-known continuity of that seam. The sites for measuring thickness of proven reserves are so closely spaced, and the geologic character is so well defined, that the average thickness, area, extent, size, shape and depth of coalbeds are well established.

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

CONSOL Energy’s reserves are located in northern Appalachia (54%), central Appalachia (10%), the mid-western United States (21%), the western United States (11%), and in western Canada and Australia (4%) at December 31, 2003.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Recoverable Coal Reserves as of 12/31/03

Coal Producing Region	Range of Average Product Quality (As-Received)(1)			Recoverable Reserves 12/31/03(2)			Recoverable Reserves (tons in millions) 12/31/2002
	Moisture (%)	Sulfur (%)	Heat Value (Btu/ lb)	Owned (%)	Leased (%)	Tons (in millions)
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	4.5-8.5	0.69- 3.70	10,362- 13,514	90	10	1,032.7	842.6
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	6.3-7.2	0.51- 1.11	12,186- 14,215	55	45	167.3	176.0
Illinois Basin (Illinois, Western Kentucky, Indiana)	11.3- 12.0	0.77- 2.89	11,481- 12,106	33	67	817.7	824.4
Western U.S. (Montana, Wyoming, Utah)	23.7- 28.0	0.19- 0.45	8,563- 9,404	58	42	439.4	439.4
Western Canada (Alberta)	8.0	0.42- 0.51	12,419- 12,911	—	100	129.1	159.9
Total				60	40	2,586.2	2,442.3

1)	We show coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.
2)	We calculate our reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples we receive from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.

The following table summarizes our proven and probable reserves as of December 31, 2003 by region and type of coal or sulfur content (sulfur content per million British thermal unit). Proven and probable reserves include both assigned and unassigned reserves. Amounts for unassigned reserves are net amounts based on various recovery rates reflecting CONSOL Energy’s experience in recovering coal from seams. In reporting unassigned reserves, CONSOL Energy has assumed approximately 60% recovery of in-place coal for reserves that can be mined using the longwall method, approximately 50% recovery of in-place coal for reserves that will be mined using other underground methods and approximately 90% recovery for surface mines.

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

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2003

By Region	≤1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	187.2	—	—	—	187.2	4.5%
Steam:
High Vol A Bituminous	—	49.4	—	—	10.0	107.7	38.5	50.4	1,789.5	2,045.5	49.2%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%

Region Total	—	49.4	—	—	10.0	310.8	38.5	50.4	1,789.5	2,248.6	54.1%
Central Appalachia:
Metallurgical:
High Vol A Bituminous	—	7.3	18.6	—	—	2.1	—	—	—	28.0	0.7%
Med Vol Bituminous	1.1	2.1	70.5	—	—	—	—	—	—	73.7	1.8%
Low Vol Bituminous	—	—	147.0	2.3	—	—	—	—	—	149.3	3.6%
Steam:
High Vol A Bituminous	20.5	24.7	10.0	33.7	4.0	54.5	—	—	15.4	162.8	3.9%

Region Total	21.6	34.1	246.1	36.0	4.0	56.6	—	—	15.4	413.8	10.0%
Midwest – Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	68.5	55.0	36.6	437.4	35.6	633.1	15.2%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	6.0%

Region Total	—	—	—	—	226.6	55.0	128.6	437.4	35.6	883.2	21.2%
Northern Powder River Basin:
Steam:
Subbituminous B	—	—	252.8	—	—	—	—	—	—	252.8	6.1%
Subbituminous C	—	186.6	—	—	—	—	—	—	—	186.6	4.5%

Region Total	—	186.6	252.8	—	—	—	—	—	—	439.4	10.6%
Utah – Emery Field:
High Vol B Bituminous	—	—	—	—	33.8	—	—	—	—	33.8	0.8%

Region Total	—	—	—	—	33.8	—	—	—	—	33.8	0.8%
Western Canada:
Metallurgical:
Med Vol Bituminous	18.7	86.1	—	—	—	—	—	—	—	104.8	2.5%
Low Vol Bituminous	22.5	1.8	—	—	—	—	—	—	—	24.3	0.6%

Region Total	41.2	87.9	—	—	—	—	—	—	—	129.1	3.1%
Hunter Valley, Australia (1)
Metallurgical:
High Vol A Bituminous	—	9.6	—	—	—	—	—	—	—	9.6	0.2%

Region Total	—	9.6	—	—	—	—	—	—	—	9.6	0.2%

Total Company	62.8	367.6	498.9	36.0	274.4	422.4	167.1	487.8	1,840.5	4,157.5	100.0%

Percent of Total	1.5%	8.8%	12.0%	0.9%	6.6%	10.2%	4.0%	11.7%	44.3%	100.0%

(1)	Reported reserves represent our 50% interest in the Glennies Creek Mine, which was sold on February 25, 2004.

CONSOL ENERGY PROVEN AND PROBABLE COAL RECOVERABLE RESERVES BY PRODUCT (000 TONS) AS OF DECEMBER 31, 2003

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

By Product	≤1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Product
	S02/MMBtu			S02/MMBtu			S02/MMBtu
	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Metallurgical:
High Vol A Bituminous	—	16.9	18.6	—	—	189.3	—	—	—	224.8	5.4%
Med Vol Bituminous	19.8	88.2	70.5	—	—	—	—	—	—	178.5	4.3%
Low Vol Bituminous	22.5	1.8	147.0	2.3	—	—	—	—	—	173.6	4.2%

Total Metallurgical	42.3	106.9	236.1	2.3	—	189.3	—	—	—	576.9	13.9%
Steam:
High Vol A Bituminous	20.5	74.1	10.0	33.7	14.0	162.2	38.5	50.4	1,804.9	2,208.3	53.1%
High Vol B Bituminous	—	—	—	—	102.3	55.0	36.6	437.4	35.6	666.9	16.0%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	6.0%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%
Subbituminous B	—	—	252.8	—	—	—	—	—	—	252.8	6.1%
Subbituminous C	—	186.6	—	—	—	—	—	—	—	186.6	4.5%

Total Steam	20.5	260.7	262.8	33.7	274.4	233.1	167.1	487.8	1,840.5	3,580.6	86.1%

Total	62.8	367.6	498.9	36.0	274.4	422.4	167.1	487.8	1,840.5	4,157.5	100.0%

Percent of Total	1.5%	8.8%	12.0%	0.9%	6.6%	10.2%	4.0%	11.7%	44.3%	100.00%

The following table categorizes the relative Btu values (low, medium and high) for each of CONSOL Energy’s producing regions in Btus per pound of coal.

Region	Low	Medium	High
Northern, Central Appalachia, Canada and Australia	< 12,500	12,500-13,000	> 13,000
Midwest	< 11,600	11,600-12,000	> 12,000
Northern Powder River Basin	< 8,400	8,400-8,800	> 8,800
Colorado and Utah	< 11,000	11,000-12,000	> 12,000

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

CONSOL Energy’s reserve estimates are predicated on information obtained from its ongoing exploration drilling and in-mine channel sampling programs. Data including elevation, thickness, where samples are available, the quality of the coal from individual drill holes and channel samples are input into a computerized geological database. The information derived from the geological database is then combined with data on ownership or control of the mineral and surface interests to determine the extent of the reserves in a given area. None of our coal reserves have been reviewed by independent experts.

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards and indicates that when burned, the coal will produce emissions that will meet the current standard without further cleanup. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always used with reference to the then current regulatory limit. If the regulatory limit for sulfur dioxide is made more restrictive, it is likely to reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 pounds of sulfur dioxide per million British thermal units of fuel consumed. At December 31, 2003, 0.9 billion tons, or 22%, of our coal reserves met the current standard as a compliance coal. It is possible that no coal would be considered compliance if emission standards were restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal.

As a result of a 1998 court decision forcing the establishment of mercury emissions for power plants, the Environmental Protection Agency, on January 30, 2004, proposed a new regulatory program for controlling mercury. CONSOL Energy coals have mercury contents typical for their rank and location (approximately 0.05-0.1 parts mercury per million British thermal unit). Because most CONSOL Energy coals have high heating values, they have lower mercury contents (on a pound per British thermal unit basis) than lower rank coals at a given mercury concentration. Eastern bituminous coals tend to produce a greater proportion of flue gas mercury in the ionic or oxidized form (which is captured by scrubbers installed for sulfur control) than sub-bituminous coal, including coals produced in the Powder River Basin. High rank coals also may be more amenable to other methods of controlling mercury emissions, such as by carbon injection. In the case of mercury, the determination of the existence of a compliance coal for mercury will be based on an analysis of the requirements of the new program and may result in a coal that is compliant for sulfur dioxide standards, but non-compliant for mercury.

Production

In the twelve months ended December 31, 2003, 97% of CONSOL Energy’s production came from underground mines and 3% from surface mines. Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in its underground mines. For the twelve months ended December 31, 2003, 89% of its production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at low incremental cost.

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the twelve months ended December 31, 2003, 2002 and 2001, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us. The table includes information for five mines, Dilworth, Humphrey, Meigs, Muskingum and Windsor, that closed during 2002 because of reserve depletion. In February 2003, we sold our Cardinal River and Line Creek Mines in western Canada. The table excludes idled complexes that have not produced in any of the periods presented.

Mine	Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
					2003	2002	2001
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	R R/B	9.9	9.6	10.3	1990
Bailey	Enon, Pennsylvania	U	LW/CM	R R/B	9.4	9.7	10.3	1984
McElroy	Glen Easton, West Virginia	U	LW/CM	B	6.3	4.7	6.6	1968
Robinson Run	Shinnston, West Virginia	U	LW/CM	R CB	5.7	5.0	4.9	1966
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	R R/B T	4.0	4.0	1.4	1998
Blacksville 2	Wana, West Virginia	U	LW/CM	R R/B T	5.4	4.8	5.0	1970
Dilworth(1)	Rices Landing, Pennsylvania	U	LW/CM	B	—	3.6	4.7	1984
Shoemaker	Moundsville, West Virginia	U	LW/CM	B	3.8	3.4	4.1	1966
Loveridge(2)	Fairview, West Virginia	U	LW/CM	R T	—	—	1.1	1956
Humphrey(1)	Maidsville, West Virginia	U	CM	R	—	0.5	0.7	1956
Mahoning Valley	Cadiz, Ohio	S	S/L	R T	0.7	0.3	0.5	1974
Meigs(1)	Point Rock, Ohio	U	LW/CM	R	—	0.4	1.9	2001
Muskingum(1)	Cumberland, Ohio	S	D	R	—	—	0.5	2001
Windsor(1)	West Liberty, West Virginia	U	LW/CM	R	—	1.3	0.7	2001

Central Appalachia
Buchanan	Mavisdale, Virginia	U	LW/CM	R	4.7	4.1	4.5	1983
VP-8	Rowe, Virginia	U	LW/CM	R	1.9	2.2	2.3	1993
Mill Creek(3)	Deane, Kentucky	U/S	CM	R	3.7	3.5	3.6	1994
Jones Fork(3)	Mousie, Kentucky	U/S	CM	R T	3.0	4.0	4.9	1992
Amonate(3)	Amonate, Virginia	U	CM	R	0.7	0.5	0.5	1925

Illinois Basin
Rend Lake(4)	Sesser, Illinois	U	LW/CM	R T	—	1.7	2.0	1986

Western U.S.
Emery(4)	Emery County, Utah	U	LW/CM	T	0.2	—	—	1945

Western Canada
Cardinal River(5)	Hinton, Alberta, Canada	S	S/L	R	0.1	1.2	1.7	1969
Line Creek(5)	Sparwood, British Columbia, Canada	S	S/L	R	0.2	1.7	1.5	2000

Australia
Glennies Creek(6)	Hunter Valley, New South Wales, Australia	U	LW/CM	R	0.6	0.1	—	2001

S = Surface

U = Underground

LW = Longwall

CM = Continuous Miner

S/L = Stripping Shovel and Front End Loaders

D = Dragline and Dozers

R = Rail

B = Barge

R/B = Rail to Barge

T = Truck

CB = Conveyor Belt

(1)	Production at the complex ceased during the twelve months ended December 31, 2002, due to the depletion of economically recoverable reserves.
(2)	Complex was in development at December 31, 2003.
(3)	Amonate, Mill Creek and Jones Fork complexes include operations by independent mining contractors.
(4)	Rend Lake and Emery mines were idled for all or part of the years ended December 31, 2003 and 2002 due to market conditions.
(5)	Sold in February 2003.
(6)	CONSOL Energy’s 50% interest in the Glennies Creek Mine was sold on February 25, 2004.

The amounts shown for tons produced for all periods presented by Cardinal River, Line Creek and Glennies Creek actually represent 50% of the production of each mine, reflecting our 50% interest in each mine.

Our sales of bituminous coal were at an average sales price per ton produced as follows:

	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended June 30,
	2003	2002	2001	2001
Average Sales Price for Ton Produced	$27.61	$26.76	$25.02	$23.93

Expansion projects are planned at several of our mining complexes. These projects include the expansion of McElroy Mine that is intended to increase capacity from about 7 million tons per year to about 11 million tons per year. The new preparation plant at McElroy, put into service in September 2002, was the first phase of the project. Currently, the remaining expansion is expected to be complete in the third quarter of 2004. A project also has begun to complete a preparation plant expansion at the shared Bailey and Enlow facility. The expansion of the preparation plant will allow production capacity at these two mines to be increased from about 20 million tons per year to over 22 million tons per year. This expansion currently is expected to be complete by the end of 2004.

Beginning in 2001, Mine 84 encountered a sandstone intrusion in the coal seam that extended across several longwall coal panels. Because sandstone is harder than coal, mining advance rates are slowed for both longwall and continuous mining machines. In 2003, Mine 84 production continued to be lower than anticipated because of the adverse geological conditions encountered periodically and associated mechanical problems. In addition, Mine 84 experienced a conveyor belt fire in early 2003. The fire was extinguished and the conveyor belt repaired allowing longwall operations to resume in February 2003. A new employee and material access portal will be completed at Mine 84 in the second quarter of 2004. The portal will reduce the time for employees and supplies to reach active work areas.

The Loveridge Mine, which was on long-term idle status in 2002 due to market conditions, experienced a mine fire in early 2003. A different area of the mine was entered in April and development production resumed in the third quarter of 2003. Longwall operations commenced in early March 2004.

A roof fall on the Bailey Mine Main-West beltline interrupted production in fourth quarter of 2003. The belt was repaired in early November 2003. Longwall mining in the area the beltline serves will be complete by the end of the first half of 2004. A new 7,500-ton underground bunker was completed at Bailey in late 2003. This system will support a new longwall that was also installed in late 2003.

A new longwall was installed in the Robinson Run Mine in third quarter of 2003. In addition, in the first half of 2003, equipment enhancements were made to the Robinson Run coal processing facility to increase productivity. A new coal preparation plant is projected to replace this facility in late 2006.

A new production slope was completed in late 2003 at the Jones Fork complex in East Kentucky. The project will allow the decommissioning of several miles of underground conveyor belt system and allow simultaneous mining of selected adjacent reserves by contractors.

In 2003, a new mining area was established near our Amonate coal processing facility. The Miles Branch area began full production in July 2003 producing high quality, mid-volatile metallurgical coal. Miles Branch produced approximately 80 thousand tons in the year ended December 31, 2003.

In March 2004, the agreement to sell Emery Mine was terminated due to the potential buyer not securing the requisite financing. CONSOL Energy will be evaluating ownership versus other potential sales to third parties.

In January 2004, CONSOL Energy announced that it intended to sell the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million, the assumption of approximately $21 million of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owns a 50%

interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. Agreements were finalized on February 25, 2004 and are expected to result in a pre-tax gain of approximately $13 million.

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

The following table sets forth, with respect to properties that we lease to other coal operators, the total annual royalty tonnage mined from our properties, the total acreage leased and the amount of income (net of related expenses) we received from royalty payments from other operators for the twelve months ended December 31, 2003, 2002 and 2001.

Year	Total Royalty Tonnage (in thousands)	Total Coal Acreage Leased	Total Royalty Income (in thousands)
2003	17,633	244,109	$6,266
2002	17,680	202,033	$7,451
2001	18,050	182,203	$5,723

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

CONSOL Energy operates approximately 23% of the United States longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2002, the latest information available at the time of filing.

MAJOR U.S. UNDERGROUND COAL MINES—2002

In millions of tons

Mine Name	Operating Company	Production
Bailey	CONSOL Energy	9.7
Enlow Fork	CONSOL Energy	9.6
SUFCO	Canyon Fuel Company	7.6
Twentymile	Twentymile Coal Company	7.6
Cumberland	RAG Cumberland Resources Corp.	6.6
Emerald	RAG Emerald Resources Corp.	6.6
West Elk	Arch Coal Inc.	6.6
Galatia	The American Coal Co.	6.3
Bowie No. 2	Bowie Resources, LTD	5.4
Federal No. 2	Eastern Associated Coal Corp.	5.0
Robinson Run	CONSOL Energy	5.0
Blacksville 2	CONSOL Energy	4.8
McElroy	CONSOL Energy	4.7
Dotiki	Webster County Coal LLC	4.5
Mountaineer	Arch Coal, Inc.	4.2
Buchanan	CONSOL Energy	4.1
Jones Fork	CONSOL Energy	4.0
Deer Creek	Energy West Mining Co.	4.0
Eighty Four Mine	CONSOL Energy	4.0
Shoal Creek	Drummond Company, Inc.	4.0

Source: National Mining Association

Marketing and Sales

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In the twelve months ended December 31, 2003, we sold 64 million tons of coal, including our percentage of sales in equity affiliates, 88% of which was sold in domestic markets. Our direct sales to domestic electricity generators represented 70% of our total tons sold in the twelve months ended December 31, 2003. Including equity affiliate sales, we had approximately 155 customers in the twelve months ended December 31, 2003. During the twelve months ended December 31, 2003, Allegheny Energy accounted for 14% of our total revenue.

Coal Contracts

We sell coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the twelve months ended December 31, 2003, approximately 95% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

•	Fixed price contracts; or

•	Annually negotiated prices that reflect market conditions at the time; or

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices or, in some cases, pass-through of actual cost changes.

A few contracts have features of several contract types, such as provisions that allow for renegotiation of prices on a limited basis within a base-price-plus-escalation agreement. Such re-opener provisions allow both the customer and us an opportunity to adjust prices to a level close to then current market conditions. Each contract is negotiated separately, and the triggers for re-opener provisions differ from contract to contract. Some of our existing contracts with re-opener provisions adjust the contract price to market price at the time the re-opener provision is triggered. Market price generally is based on recent published transactions for similar quantities and quality of coal. Re-opener provisions could result in early termination of a contract or in requirements that certain volumes be purchased if the parties were to fail to agree on price and other terms that may be subject to renegotiation.

The following table sets forth, as of February 25, 2004, the total tons of coal CONSOL Energy is obligated to deliver under agreements during calendar years 2004 through 2008.

	Tons of Coal to be Delivered (in millions of nominal tons)
	2004	2005	2006	2007	2008
(1)	69.6	34.2	22.5	10.8	5.4
(2)	0.3	9.7	8.9	9.7	7.5

	69.9	43.9	31.4	20.5	12.9

(1)	Obligations to deliver coal at predetermined prices.
(2)	Obligations to deliver coal at prices to be determined by mutual agreement of the parties, including some agreements which contain predetermined price ranges.

•	The foregoing table does not include an aggregate of 3.5 million tons that we may be required to deliver during the calendar years 2004 through 2008 upon exercise of rights of customers under executed contracts to buy more coal at predetermined prices

We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees that contracts will be renewed, we have been successful in the past in renewing or extending contracts.

Contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes. Some contracts may terminate upon continuance of an event of force majeure for an extended period, which are generally three to twelve months. Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in substantial price reductions or termination of the contract, at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, we, or the buyer may vary the timing of delivery within specified limits or the buyer in some instances may vary the volume.

Many contracts provide the opportunity to adjust the contract prices. Contract prices may be adjusted as often as quarterly based upon indices which are pre-negotiated. Many of our recently negotiated contracts have had terms, generally no longer than three to five years. Exceptions to this are two agreements with FirstEnergy. A seventeen year, 76.5 million ton coal agreement entered into in January 2003, provides for annual shipments of 4.5 million tons to FirstEnergy Generation Corp., a subsidiary of FirstEnergy Corp., primarily from McElroy Mine. An eighteen year, 52 million ton coal agreement entered into in February 2004 provides for shipments in the first year of 1 million tons, and thereafter, annual shipments of 3 million tons, primarily from the Bailey and Enlow Fork mines. This agreement includes similar provisions as the 76.5 million ton agreement entered into in January 2003. The agreement includes a price re-opener provision every three years, beginning in 2005. If CONSOL Energy and FirstEnergy do not agree on price at that time, the contract can be terminated by either party.

Distribution

Coal is transported from CONSOL Energy’s mining complexes to customers by means of railroad cars, river barges, trucks, conveyor belts or a combination of these means of transportation. Currently, the Robinson Run Mine transports coal to customers by conveyor belt. Currently, the McElroy and Shoemaker complexes ship coal to customers by means of river barges. Currently trucks are used to transport coal from the Loveridge, Mine 84, Jones Fork, Blacksville and Mahoning Valley complexes. Currently, the Enlow Fork, Bailey, Mine No. 84, Robinson Run, Loveridge, Blacksville, Buchanan, Mill Creek, Jones Fork, VP-8 and Amonate complexes primarily transport coal to customers by rail.

We employ transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies.

We own five towboats and six harbor boats and a fleet of approximately 300 barges to serve customers along the Ohio and Monongahela Rivers. The barge operation allows us to control delivery schedules and serves as temporary floating storage for coal where land storage is unavailable. Approximately 31% of the coal that we produced was shipped on the inland waterways in the twelve months ended December 31, 2003.

Competition

The United States coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The largest producer is estimated by the 2003 National Mining Association Survey to have produced approximately 18% (based on tonnage produced) of the total United States production in 2002. The U.S. Department of Energy reported 1,426 active coal mines in the United States in 2002, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

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

Nearly all of our gas production currently is from operations in southwestern Virginia. In this region, we operated 1,403 wells, 806 miles of gathering lines and various compression stations at December 31, 2003. Our southwestern Virginia operations control approximately 235,000 acres of gas rights. At December 31, 2003, we reported 983 billion cubic feet of net proved reserves of gas, of which approximately 34.3% is developed. Our December 2003 average daily gross production in this region is approximately 142 million cubic feet per day.

We have been developing gas production in southwestern Pennsylvania and northern West Virginia by gathering gas currently being vented to the atmosphere by our mines in the area. In this region, our December 2003 average daily gross production was approximately 3.9 million cubic feet per day. At December 31, 2003, we reported 19.6 billion cubic feet of net proved reserves of gas, of which approximately 79% is developed. We expect to expand production of gas in this area by drilling additional production wells into the coal seams that we own or control.

We have also been developing gas production in the Tennessee area through a 50% joint venture. In this area, our 50% portion of December 2003 average daily gross production was approximately 0.3 million cubic feet per day. At December 31, 2003, our portion of proved net gas reserves for this area was 1.6 billion cubic feet, of which 53.3% were developed.

CONSOL Energy has not filed reserve estimates with any federal agency.

Drilling

The total average daily gross rate of production controlled by CONSOL Energy during the twelve months ended December 31, 2003, was 139.1 million cubic feet. During the twelve months ended December 31, 2003, December 31, 2002, the six months ended December 31, 2001, and the twelve months ended June 30, 2001, we drilled in the aggregate, 251, 197, 141, and 203 development wells, respectively, all of which were productive. The net number of wells for those periods was approximately 244, 194, 141, and 157 wells, respectively. To date, we have not had any dry development wells. The following table illustrates the wells referenced above by geographic region:

Development Wells

	For the Twelve Months Ended December 31,				For the Six Months Ended December 31, 2001		For the Twelve Months Ended June 30, 2001
	2003		2002
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Virginia	237	237	191	191	141	141	203	157
Tennessee	14	7	6	3	—	—	—	—

During the twelve months ended December 31, 2003 and 2002, the six months ended December 31, 2001 and the twelve months ended June 30, 2001, we drilled in the aggregate 52, 34, 21 and 6 exploratory wells, respectively. The net number of wells for those periods was 36, 25, 19 and 0, respectively. To date, we have not had any dry exploration wells, although some of the 2002 and 2003 wells are still being evaluated or are awaiting completion. Nine of the Northern West Virginia and Southwest Pennsylvania wells are also awaiting completion. The following table illustrates the exploratory wells by geographic region:

Exploration Wells

	For the Twelve Months Ended December 31,				For the Six Months Ended December 31, 2001		For the Twelve Months Ended June 30, 2001
	2003		2002
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Virginia	19	16	15	15	10	10	2	—
Northern West
Virginia/Southwest Pennsylvania	7	7	1	1	8	8	4	—
Tennessee	26	13	18	9	3	1.5	—	—

Production

The following table sets forth CONSOL Energy’s net revenue interest production for the periods indicated.

	Twelve Months Ended December 31,		Six Months Ended December 31, 2001	Twelve Months Ended June 30, 2001
	2003	2002
Coalbed methane (in millions of cubic feet)	44,421	41,269	17,399	29,754

Water produced from our Virginia operations, which represents 95% of the total water produced by our gas operations, is injected into injection wells. Water from our Northern West Virginia/Southwest Pennsylvania operations is hauled to an independent treatment facility where it is treated and discharged.

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price and the average lifting cost for all of our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization. See Note 33 of Notes to Consolidated Financial Statements.

	Average Gas Sales Price and Lifting Cost for the
	Twelve Months Ended December 31,		Six Months Ended December 31, 2001	Twelve Months Ended June 30, 2001
	2003	2002
Average gas sales price (per thousand cubic feet)	$4.31	$3.17	$2.63	$5.19
Average lifting cost (per thousand cubic feet)	$0.46	$0.40	$0.53	$0.42

Productive Wells and Acreage

The following table sets forth, at December 31, 2003, the number of CONSOL Energy’s producing wells, developed acreage and undeveloped acreage.

	Gross	Net
Producing Wells	1,525	1,512
Developed Acreage	112,971	112,451
Undeveloped Acreage	378,034	262,718

We drilled 251 development wells in the twelve months ended December 31, 2003, of which 35 wells were in process at December 31, 2003. Nearly all of our development wells and acreage are located in southwestern Virginia. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments are satisfied.

We currently plan to drill approximately 300 wells in the twelve-month period ending December 31, 2004. Two hundred of these wells are proposed to be conventional coalbed methane wells drilled into coal seams not yet mined. Sixty of the remaining wells are to be drilled into mine areas to produce gob gas, which is methane gas that has collected in abandoned areas of underground coal mines. Thirty-nine of the projected wells are conventional gas wells. Compared to coalbed methane wells, conventional gas wells put capital at a higher risk due to the potential for unsuccessful drilling. As such, the success rate of conventional gas wells may not reflect that of our coalbed methane drilling program. Two of these wells are proposed to be horizontal wells. Horizontal drilling techniques are designed to increase productivity and recovery rates in coal seams not conducive to vertical fracturing.

Sales

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contracts generally not exceeding one year. Within the terms of the individual sales confirmations executed under the master marketing contracts, at December 31, 2003, we were obligated to deliver 45.0 billion cubic feet during the twelve-month period ending December 31, 2004. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have not failed to deliver quantities required under contract. We also have a gas-balancing agreement with TCO Interstate Pipeline. This agreement is in accordance with the Council of Petroleum Accountants Societies (COPAS) definition of producer imbalances, whereby the operator controls the physical production and delivery of gas to a transporter. Contracted quantities of gas rarely equal physical deliveries. As the operator, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken and paid for by the purchaser. The imbalance amounts, for both volumes and dollars, were insignificant at December 31, 2003.

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk”, and in Note 28 to the Consolidated Financial Statements.

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

Gas Reserves

CONSOL Energy’s gas reserves are either owned or leased. Proved gas reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is net of a 1/8 royalty ownership. Reported reserves include 50% of the reserves for Pocahontas Gas Partnership as of June 30, 2001. CONSOL Energy owned a 50% interest in Pocahontas Gas Partnership until August 2001, when CONSOL Energy acquired the remaining 50% interest. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations. Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X.

	Net Gas Reserves (millions of cubic feet)
	As of December 31,			As of June 30,
	2003	2002	2001	2001
Estimated proved developed reserves	353,778	330,246	364,143	234,386
Estimated proved undeveloped reserves	650,603	630,259	659,236	442,765
Total estimated proved developed and undeveloped reserves	1,004,381	960,505	1,023,379	677,151

Discounted Future Net Cash Flows

The following table shows, for CONSOL Energy’s net estimated proved developed and undeveloped reserves, its estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows:

	Discounted Future Net Cash Flows ($ in thousands)
	As of December 31,			As of June 30,
	2003	2002	2001	2001
Future net cash flows (net of income tax)	$2,708,797	$2,037,696	$901,343	$551,607
Total standardized measure of discounted future net cash flows (net of income tax)	$1,011,186	$735,181	$345,826	$189,156
Total standardized measure of pre-tax discounted future net cash flow	$1,556,866	$1,089,900	$432,148	$288,070

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

Power Generation

In March 2002, we entered into a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility was completed in June 2002 at a total cost of approximately $56 million, of which CONSOL Energy paid approximately $28 million, and is used for meeting peak load demands. The facility is in southwest Virginia and uses coalbed methane gas that we produce. In the twelve months ended December 31, 2003 and 2002, the facility operated for a total of 17,610 and 34,540 megawatt hours, respectively, and did not have a significant effect on earnings in either period.

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

Fairmont Supply provides mine supplies to CONSOL Energy’s mining operations. Approximately 56% of Fairmont Supply’s sales in the twelve months ended December 31, 2003, were made to CONSOL Energy’s mines.

Terminal Services

In the twelve months ended December 31, 2003, approximately 2.7 million tons of coal were shipped through CONSOL Energy’s exporting terminal in the Port of Baltimore. Approximately 90% of the tonnage shipped was produced by CONSOL Energy coal mines. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation.

On August 14, 2002, CONSOL Energy, through its subsidiary CNX Marine Terminals Inc., began operations as a general cargo and warehouse provider in Baltimore for shipments of metal, forest products and other bulk cargo.

River and Dock Services

CONSOL Energy’s river operation, located in Elizabeth, Pennsylvania, transports coal from our mines with river loadout facilities along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania to customers along these rivers. The river operation employs five company-owned towboats, six harbor boats and approximately 300 barges. In the twelve months ended December 31, 2003, our river vessels transported 7.9 million tons of our coal.

CONSOL Energy provides dock services at Kellogg Dock, located on the Mississippi River in southern Illinois, and Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania, north of the Dilworth mine. Kellogg Dock was idle for most of the twelve months ended December 31, 2003. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system.

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

Employee and Labor Relations

At December 31, 2003, CONSOL Energy had 6,523 employees, 2,767 of whom were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 2002 which will expire on December 31, 2006. This agreement was negotiated with the United Mine Workers of America by the Bituminous Coal Operators’ Association on behalf of its members, which include several of CONSOL Energy’s subsidiaries.

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

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities of approximately $1.4 million for the twelve months ended December 31, 2003, $1.4 million for the twelve months ended December 31, 2002, $3.5 million for the six months ended December 31, 2001 and $2.9 million for the twelve months ended June 30, 2001. CONSOL Energy expects to have capital expenditures of $3.7 million for 2004 for environmental control facilities. These costs are in addition to reclamation and mine closing costs. Compliance with these laws has substantially increased the cost of coal mining and gas production, but is, in general, a cost common to all domestic coal and gas producers.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the federal Coal Mine Safety and Health Act of 1969 was adopted. The federal Coal Mine Safety and Health Act of 1977, which significantly expanded the enforcement of safety and health standards of the Coal Mine Safety and Health Act of 1969, imposes safety and health standards on all mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The federal Coal Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Coal Mine Safety and Health Act of 1969 and the Coal Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits to disabled coal miners with black lung and to certain survivors of miners who die from black lung.

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

In addition to the federal legislation, we are also liable under various state statutes for black lung claims. Our black lung benefit liabilities, including the current portions, totaled approximately $456 million at December 31, 2003. These obligations are minimally funded at December 31, 2003.

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

The United States Department of Labor issued a final rule, effective January 19, 2001, amending the regulations implementing the federal black lung laws. The amendments give greater weight to the opinion of the claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the black lung regulations could significantly increase our exposure to black lung benefits liabilities. Experience to date related to these changes is not sufficient to determine the impact of these changes. The National Mining Association, an industry association of which CONSOL Energy is a member, challenged the amendments but the courts, to date, with minor exception, affirmed the rules. However, the decision left many contested issues open for interpretation. Consequently, we anticipate increased litigation until the various federal District Courts have had an opportunity to rule on these issues.

Workers’ Compensation

CONSOL Energy is required to compensate employees for work-related injuries. Our workers’ compensation liabilities, including the current portion, were $316 million at December 31, 2003. These obligations are unfunded. The amount we expensed in the twelve months ended December 31, 2003, was $53 million, while the related cash payment for this liability was $57 million. Several states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect CONSOL Energy.

CONSOL Energy changed its method of accounting for workers’ compensation effective January 1, 2004. Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. Under the new method, the Company will record the liability on a discounted basis, which will be actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change is preferable since it will align the accounting with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it will provide a better comparison with the Company’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

The change will be reflected as a cumulative effect from a change in accounting in the quarter ended March 31, 2004 according to Accounting Principles Board Opinion (ABP) No. 20, “Accounting Changes.” The effect of the change is expected to result in an income adjustment of approximately $81 million, net of approximately $51 million of deferred tax expense. The workers’ compensation liability will be decreased by approximately $132 million and deferred tax assets will be reduced by approximately $51 million as a result of this accounting change.

Retiree Health Benefits Legislation

The Coal Industry Retiree Health Benefit Act of 1992 requires CONSOL Energy to make payments to fund the cost of health benefits for our and other coal industry retirees. Based on current law and available information, at December 31, 2003, CONSOL Energy’s obligation is estimated at approximately $640 million. We made payments of $38 million ($35 million expensed and $3 million capitalized) for such health benefits in the twelve months ended December 31, 2003.

Environmental Laws

CONSOL Energy is subject to various federal environmental laws, including

•	the Surface Mining Control and Reclamation Act of 1977,

•	the Clean Air Act,

•	the Clean Water Act,

•	the Toxic Substances Control Act,

•	the Comprehensive Environmental Response, Compensation and Liability Act, and

•	the Resource Conservation and Recovery Act

as well as state laws of similar scope in each state in which CONSOL Energy operates.

These environmental laws require reporting, permitting and/or approval of many aspects of coal mining and gas operations. Both federal and state inspectors regularly visit mines and other facilities to ensure compliance. CONSOL Energy has ongoing compliance and permitting programs designed to ensure compliance with such environmental laws.

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

In January 2003, CONSOL Energy adopted Statement of Financial Accounting Standards No. 143 (SFAS 143) to account for the costs related to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. The effect of this change was a gain of $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, increased approximately $59 million, and total liabilities increased approximately $51 million. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

Our reclamation and mine-closing liabilities, including the current portion, were $383 million at December 31, 2003. Our future operating results would be adversely affected if these accruals are determined to be insufficient. These obligations are unfunded. The amount that was expensed for the twelve months ended December 31, 2003 was $16 million, while the related cash payment for such liability during the same period was $33 million.

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

The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal fueled electric power generating plants. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. New environmental regulations governing emissions from coal-fired electric generating plants could reduce demand for coal as a fuel source and affect the volume of our sales. For example, the federal Clean Air Act places limits on sulfur dioxide emissions from electric power plants. In order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to lower sulfur coal or other low-sulfur fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the costs of delivery of our higher sulfur coals on an energy equivalent basis.

Other new and proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or various greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, the Environmental Protection Agency recently proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides throughout the eastern United States. The United States Environmental Protection Agency (EPA) continues to require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. EPA is also working on an implementation plan for the 8-hour ozone standard and this may require some customers to further reduce nitrogen oxide emissions, a precursor of ozone. In addition, the EPA has issued draft regulations, and Congress and several states are now considering legislation, to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future. To the extent that any new and proposed requirements affect our customers, this could adversely affect our operations and results.

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

The Clean Air Act also imposes standards on sources of hazardous air pollutants. Rules regulating mercury emissions from coal-fired power plants were proposed by the EPA on January 30, 2004. These proposed rules, when finalized, will establish mercury emissions standards for both new and existing coal-fired power plants. Depending on the emission control option used in the final rule, coal-fired power plants will be required to address mercury emissions by 2010, and perhaps earlier. This will likely require significant new investment in controls by many power plant operators. These standards and future standards could have the effect of decreasing demand for coal.

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

CONSOL Energy believes it has obtained all necessary permits under the Clean Air Act. The expiration dates of these permits range from April 21, 2004 through June 30, 2008. CONSOL Energy monitors permits required by operations regularly and takes appropriate action to extend or obtain permits as needed. Permitting costs with respect to the Clean Air Act were $104,000 for the twelve months ended December 31, 2003, less than $19,000 for the twelve months ended December 31, 2002, the six months ended December 31, 2001, and the twelve months ended June 30, 2001.

Framework Convention On Global Climate Change

The United States and more than 160 other nations are signatories to the 1992 United Nations Framework Convention on Climate Change which is intended to reduce or offset emissions of greenhouse gases such as carbon dioxide. In December 1997, in Kyoto, Japan, the signatories to the convention established a binding set of emissions targets for developed nations. Although the specific emissions targets vary from country to country, the United States would be required to reduce emissions to 93% of 1990 levels over a five-year budget period from 2008 through 2012. President Bush and the U.S. Senate officially have opposed the Kyoto Protocol and have proposed an alternative to reduce the intensity of United States emissions of greenhouse gases. If the Kyoto Protocol or other comprehensive regulations focusing on greenhouse gas emissions are implemented by the United States, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases and federal initiatives to encourage the use of coalbed methane gas also may affect the use of coal as an energy source.

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

From time to time, we have been the subject of administrative proceedings, litigation and investigations relating to environmental matters. We have been named as a potentially responsible party at Superfund sites in the past. We may become involved in future proceedings, litigation or investigations and incur liabilities that could be materially adverse to us. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all potentially responsible parties is approximately $15 million at December 31, 2003. CONSOL Energy’s portion of this claim is approximately 15% to 20%. CONSOL Energy believes it has a liability for the remaining remediation costs of approximately $2.7 million at December 31, 2003. To date, CONSOL Energy has paid $2.3 million for remediation of this waste disposal site and related expenses.

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

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act and corresponding state laws and regulations affect coal mining and gas operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed are subject to corrective action orders issued by the EPA which could adversely affect our results and financial condition.

Federal Coal Leasing Amendments Act

Mining operations on federal lands in the western United States are affected by regulations of the United States Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the United States Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Regulations adopted by the United States Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal leases for operations developed on such leases. CONSOL Energy’s only operation with Federal mineral leases is Emery Mine. Emery Mine is not currently mining on the Federal mineral leases and incurred no lease expense in the year ended December 31, 2003. Emery Mine’s asset for advance mining royalty related to the Federal leases was $0.5 million at December 31, 2003. These advance royalties will be amortized on a units-of-production method as the tons related to the lease are mined.

Federal Regulation of the Sale and Transportation of Gas

Various aspects of CONSOL Energy’s gas operations are regulated by agencies of the Federal government. The Federal Energy Regulatory Commission regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the Federal government has regulated the prices at which gas could be sold. While “first sales” by producers of natural gas, and all sales of condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the Natural Gas Policy Act in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its open access regulations. In particular, the Federal Energy Regulatory Commission has reviewed its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. In February 2000, the Federal Energy Regulatory Commission issued Order No. 637 amending certain regulations governing interstate natural gas pipeline companies in response to the development of more competitive markets for natural gas and natural gas transportation. The goal of Order No. 637 is to “fine tune” the open access regulations implemented by Order No. 636 to accommodate subsequent changes in the market. Key provisions of Order No. 637 include:

(1)  waiving the price ceiling for short-term capacity release transactions until September 30, 2002 (which was reversed pursuant to an order on remand issued by the Federal Energy Regulatory Commission on October 31, 2002);

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

Available Information

CONSOL Energy maintains a website on the World Wide Web at www.consolenergy.com. CONSOL Energy makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to the SEC, and are also available at the SEC’s website at www.sec.gov.

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

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is defending against approximately 22,600 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution from manufacturers of identified products in certain jurisdictions, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all potentially responsible parties is approximately $15 million at December 31, 2003. CONSOL Energy’s portion of this claim is approximately 15% to 20%. CONSOL Energy believes it has a liability for the remaining remediation costs of approximately $2.7 million at December 31, 2003. To date, CONSOL Energy has paid $2.3 million for remediation of this waste disposal site and related expenses.

On October 21, 2003, a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL Energy utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening the company’s financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Two other class action complaints have purportedly been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with either purported complaint.

In the opinion of management, the ultimate liabilities resulting from pending lawsuits and claims will not materially affect its financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol CNX. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated.

	High	Low	Dividends
Twelve Month Period Ended December 31, 2002
Quarter Ended March 31, 2002	27.49	21.19	.28
Quarter Ended June 30, 2002	28.32	21.25	.14
Quarter Ended September 30, 2002	21.54	9.80	.14
Quarter Ended December 31, 2002	17.90	10.65	.14
Twelve Month Period Ended December 31, 2003
Quarter Ended March 31, 2003	18.01	14.55	.14
Quarter Ended June 30, 2003	24.61	15.65	.14
Quarter Ended September 30, 2003	22.95	18.18	.14
Quarter Ended December 31, 2003	26.80	18.67	.14

On February 13, 2004, there were approximately 13,800 holders of record of our common stock. The computation of the approximate number of shareholders is based upon a broker search.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s board of directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the board of directors deems relevant. CONSOL Energy’s credit facilities prohibit the payment of cash dividends on the common stock in excess of $0.56 per share in any fiscal year.

See Part III, Item II. Executive Compensation for information relating to CONSOL Energy’s equity compensation plans.

EXECUTIVE OFFICERS OF CONSOL ENERGY

The following is a list of CONSOL Energy’s executive officers, their ages as of February 1, 2004 and their positions and offices held with CONSOL Energy.

Name	Age	Position
J. Brett Harvey	53	President and Chief Executive Officer and Director
Peter B. Lilly	55	Chief Operating Officer—Coal
Ronald E. Smith	55	Executive Vice President—Gas Operations, Land Resources and Engineering Services
William J. Lyons	55	Senior Vice President and Chief Financial Officer
Stephen E. Williams	55	Vice President—General Counsel and Secretary
Ronald G. Stovash	55	Senior Vice President—Central Appalachia Operations and Marketing

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

Ronald E. Smith has been Executive Vice President—Gas Operations, Land Resources and Engineering Services of CONSOL Energy since April 1, 1992.

William J. Lyons has been Senior Vice President and Chief Financial Officer of CONSOL Energy since February 1, 2001. From January 1, 1995 to February 1, 2001, Mr. Lyons held the position of Vice President—Controller for CONSOL Energy.

Ronald G. Stovash has been Senior Vice President of Central Appalachia Operations and Marketing for CONSOL Energy since July 2003. From April 2003 to July 2003, Mr. Stovash held the position of Vice President—Sales and Marketing. From October 1999 to April 2003, Mr. Stovash held the position of Vice President—Marketing. Prior to October 1999 Mr. Stovash was Vice President—Morgantown Operations.

Stephen E. Williams has been Vice President, General Counsel and Secretary of CONSOL Energy since March 2003. Prior to joining CONSOL Energy, Mr. Williams was a partner in, and Of Counsel to, McGuireWoods LLP. Previously, he was a partner in that firm and the head of its energy and utilities section. From 1993 until 2000, Mr. Williams served as Senior Vice President and General Counsel of Consolidated Natural Gas Company, and held various positions with subsidiaries of that company commencing in 1974.

Item 6.	Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the twelve months ended December 31, 2003, December 31, 2002, June 30, 2001 and June 30, 2000, and the six months ended December 31, 2001 and June 30, 1999 are derived from our audited consolidated financial statements. The selected consolidated financial data for, and as of the end of, the twelve months ended December 31, 2001 and the six months ended December 31, 2000, are derived from our unaudited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of our financial position and operating results for these periods. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included in this report. In 1999, we changed our fiscal year from a calendar year to a fiscal year ended June 30. In 2001, we changed our fiscal year from a fiscal year ended June 30 to a fiscal year ended December 31 in order to coordinate reporting periods with our majority shareholder at that time commencing with the fiscal year started January 1, 2002.

STATEMENT OF INCOME DATA

(In thousands except per share data)

	Twelve Months Ended December 31,			Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30, 1999
	2003	2002	2001	2001	2000	2001	2000
			(Unaudited)		(Unaudited)
Revenue:
Sales (A)	$2,042,851	$2,003,345	$2,095,463	$964,460	$992,201	$2,123,202	$2,094,850	$1,081,922
Freight (A)	114,582	134,416	159,029	70,314	72,225	160,940	165,934	80,487
Other income	65,033	45,837	64,526	31,223	37,154	70,457	64,359	28,560

Total Revenue	2,222,466	2,183,598	2,319,018	1,065,997	1,101,580	2,354,599	2,325,143	1,190,969
Costs:
Cost of goods sold and other operating charges	1,624,016	1,543,189	1,585,686	761,146	730,329	1,554,867	1,498,982	790,119
Freight expense	114,582	134,416	159,029	70,314	72,225	160,940	165,934	80,487
Selling, general and administrative expense	77,571	65,888	61,155	31,493	33,381	63,043	62,164	30,218
Depreciation, depletion and amortization	242,152	262,873	243,588	120,039	119,723	243,272	249,877	121,237
Interest Expense	34,451	46,213	43,356	16,564	30,806	57,598	55,289	30,504
Taxes other than income	160,209	172,479	160,954	80,659	77,771	158,066	174,272	98,244
Export sales excise tax resolution	(614)	(1,037)	(118,120)	5,402	—	(123,522)	—	—
Restructuring Costs	3,606	—	—	—	—	—	12,078	—

Total Costs	2,255,973	2,224,021	2,135,648	1,085,617	1,064,235	2,114,264	2,218,596	1,150,809

Earnings (Loss) before income taxes	(33,507)	(40,423)	183,370	(19,620)	37,345	240,335	106,547	40,160
Income taxes (benefits)	(20,941)	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	(12,566)	11,676	151,206	1,059	33,503	183,650	107,040	40,039

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, Net of Income Taxes of $3,035	4,768	—	—	—	—	—	—	—

Net Income (Loss)	$(7,798)	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039

Earnings per share:
Basic (B)	$(0.10)	$0.15	$1.92	$0.01	$0.43	$2.34	$1.35	$0.62

Dilutive (B)	$(0.10)	$0.15	$1.91	$0.01	$0.43	$2.33	$1.35	$0.62

STATEMENT OF INCOME DATA (In thousands except per share data)	Twelve Months Ended December 31,			Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30, 1999
	2003	2002	2001	2001	2000	2001	2000
			(Unaudited)		(Unaudited)
Weighted average number of common shares outstanding:
Basic	81,732,589	78,728,560	78,671,821	78,699,732	78,584,204	78,613,580	79,499,576	64,784,685

Dilutive	82,040,418	78,834,023	78,964,557	78,920,046	78,666,391	78,817,935	79,501,326	64,784,685

Dividend per share	$0.56	$0.84	$1.12	$0.56	$0.56	$1.12	$1.12	$0.39

BALANCE SHEET DATA (In thousands)	At December 31,				At June 30,
	2003	2002	2001	2001	2000	1999
Working capital (deficiency)	$(353,759)	$(191,596)	$(70,505)	$(368,118)	$(375,074)	$(261,427)
Total assets	4,318,978	4,293,160	4,298,732	3,894,971	3,866,311	3,875,026
Short-term debt	68,760	204,545	77,869	360,063	464,310	345,525
Long-term debt (including current portion)	495,242	497,046	545,440	303,561	307,362	326,495
Total deferred credits and other liabilities	2,761,830	2,828,249	2,913,763	2,378,323	2,358,725	2,423,483
Stockholders’ equity	290,637	162,047	271,559	351,647	254,179	254,725

OTHER OPERATING DATA

(Unaudited)

	Twelve Months Ended December 31,			Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2001	2001	2000	2001	2000	1999
Coal:
Tons sold (in thousands) (C)(D)	63,962	67,308	76,503	35,587	36,590	77,322	78,714	38,553
Tons produced (in thousands) (D)	60,388	66,230	73,705	34,355	32,508	71,858	73,073	38,244
Productivity (tons per manday) (D)	41.26	40.18	39.95	37.15	41.60	42.21	44.23	39.86
Average production cost ($ per ton produced) (D)	$26.24	$24.73	$22.21	$23.73	$21.93	$21.35	$20.00	$21.47
Average sales price of tons produced ($ per ton produced) (D)	$27.61	$26.76	$24.66	$25.02	$23.41	$23.93	$23.66	$25.12
Recoverable coal reserves (tons in millions) (D)(E)	4,146	4,275	4,365	4,365	4,372	4,411	4,461	4,705
Number of mining complexes (at period end)	20	22	27	27	23	23	22	24
Gas:
Net sales volume produced (in billion cubic feet) (D)	44.46	41.30	33.92	17.61	14.18	29.75	14.20	2.67
Average sale price ($ per mcf) (D)(F)	$4.31	$3.17	$4.04	$2.63	$4.73	$5.19	$3.01	$2.04
Average costs ($ per mcf) (D)	$2.35	$2.18	$2.38	$2.27	$1.94	$2.16	$1.60	$2.31
Net estimated proved reserves (in billion cubic feet) (D)(G)	1,004	961	1,023	1,023	639	677	653	409

CASH FLOW STATEMENT DATA (In thousands)
	Twelve Months Ended December 31,			Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2001	2001	2000	2001	2000	1999
			(Unaudited)		(Unaudited)
Net cash provided by operating activities	$381,127	$329,556	$347,356	$93,084	$181,568	$435,839	$295,028	$84,995
Net cash used in investing activities	(204,614)	(339,936)	(114,160)	(11,598)	(131,078)	(233,321)	(299,554)	(100,790)
Net cash (used in) provided by financing activities	(181,517)	6,315	(228,184)	(82,529)	(48,419)	(194,074)	(10,852)	8,069

OTHER FINANCIAL DATA (In thousands)

Capital expenditures	$290,652	$295,025	$266,825	$162,700	$109,007	$213,132	$142,270	$105,032
EBIT (H)	(5,354)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438
EBITDA (H)	236,798	261,643	437,918	117,907	185,313	505,324	406,042	189,675
Ratio of earnings to fixed charges (I)	—	—	4.59	—	1.85	4.54	2.70	2.19

(A)	See Note 30 of Notes to Consolidated Financial Statements for sales and freight by operating segment.
(B)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 307,829, 105,463 and 292,736 for the twelve months ended December 31, 2003, December 31, 2002 and 2001; 220,314 and 82,187 for the six months ended December 31, 2001 and 2000; and 204,335 and 1,750 for twelve months ended June 30, 2001 and 2000. There were no dilutive employee or non-employee director stock options for any of the previous periods presented.
(C)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties; 2.5 million tons in the twelve months ended December 31, 2003, 2.5 million tons in the twelve months ended December 31, 2002, 2.8 million tons in the twelve months ended December 31, 2001, 1.3 million tons in the six months ended December 31, 2001, 1.5 million tons in the six months ended December 31, 2000, 2.7 million tons in the twelve months ended June 30, 2001, 3.5 million tons in the twelve months ended June 30, 2000, 3.9 million tons in the twelve months ended June 30, 1999 and 2.2 million tons in the six months ended June 30, 1999. Sales of coal produced by equity affiliates were; 1.0 million tons in the twelve months ended December 31, 2003, 1.6 million tons in the twelve months ended December 31, 2002, 1.6 million tons in the twelve months ended December 31, 2001, 0.9 million tons in the six months ended December 31, 2001 and 0.7 million tons in the twelve months ended June 30, 2001. No sales from equity affiliates occurred in previous periods presented.

(D)	For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their net production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, Glennies Creek Mine is reported as an equity affiliate for the entire December 2003 period and Line Creek was reported as an equity affiliate through February 2003. Line Creek Mine and Glennies Creek Mine are reported as equity affiliates for the December 31, 2002 period. Line Creek Mine was also reported as an equity affiliate for the December 31, 2001 and June 30, 2001 periods. No other periods have coal equity affiliates. For gas, Knox Energy makes up the equity earnings data in 2003 and 2002. Greene Energy was part of equity earnings in 2002 and 2001. Pocahontas Gas Partnership accounts for the majority of the information reported as an equity affiliate for approximately eight months in the December 31, 2001 period and for the entire year of the previous periods presented. Sales of gas produced by equity affiliates were .08 bcf in the twelve months ended December 31, 2003, .22 bcf in the twelve months ended December 31, 2002, 5.5 bcf in the twelve months ended December 31, 2001, 1.4 bcf in the six months ended December 31, 2001, and 7.7 bcf in the twelve months ended June 30, 2001.
(E)	Represents proven and probable reserves at period end.
(F)	Represents average net sales price before the effect of derivative transactions.
(G)	Represents proved developed and undeveloped gas reserves at period end.
(H)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

	Twelve Months Ended December 31,			Six Months Ended December 31,		Twelve Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2001	2001	2000	2001	2000	1999
			(Unaudited)		(Unaudited)
Net Income (Loss)	$(7,798)	$11,676	$151,206	$1,059	$33,503	$183,650	$107,040	$40,039
Add: Interest expense	34,451	46,213	43,356	16,564	30,806	57,598	55,289	30,504
Less: Interest income	(5,602)	(5,738)	(5,990)	(3,734)	(2,561)	(4,817)	(5,671)	(2,226)
Less: Interest income included in export sales excise tax resolution	(696)	(1,282)	(26,406)	4,658	—	(31,064)	—	—
Less: Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income taxes of $3,035	(4,768)
Add: Income Tax Expense (Benefit)	(20,941)	(52,099)	32,164	(20,679)	3,842	56,685	(493)	121

Earnings (Loss) before interest and taxes (EBIT)	(5,354)	(1,230)	194,330	(2,132)	65,590	262,052	156,165	68,438
Add: Depreciation, depletion and amortization	242,152	262,873	243,588	120,039	119,723	243,272	249,877	121,237

Earnings before interest, taxes and depreciation, depletion and amortization	$236,798	$261,643	$437,918	$117,907	$185,313	$505,324	$406,042	$189,675

(I)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the twelve months ended December 31, 2003 and December 31, 2002, fixed charges exceeded earnings by $24.7 million and $30.6 million, respectively. For the six months ended December 31, 2001, fixed charges exceeded earnings by $20.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

CONSOL Energy incurred a loss before income taxes and before effect of change in accounting principle of $34 million, recognized income tax benefits of $21 million and recognized a $5 million income adjustment for the effect of change in accounting for mine closing, reclamation, and gas well closing costs resulting in a net loss of $8 million for the twelve months ended December 31, 2003. CONSOL Energy incurred a loss before income taxes of $40 million and recognized income tax benefits of $52 million, resulting in net income of $12 million for the twelve months ended December 31, 2002.

Total coal sales for the twelve months ended December 31, 2003 were 64.0 million tons, including our portion of sales by equity affiliates, of which 61.5 million tons of sales were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal, including coal sold from inventories and produced by equity affiliates. This compares with total coal sales of 67.3 million tons for the twelve months ended December 31, 2002, of which 64.8 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal including coal sold from inventories and produced by equity affiliates. The decrease in tons sold primarily is related to lower company coal production in the period-to-period comparison.

CONSOL Energy produced 60.4 million tons, including our portion of production at equity affiliates in the 2003 period compared to 66.2 million tons, including our portion of production at equity affiliates in the 2002 period. The decrease in tons produced is primarily due to the closure of the Dilworth, Humphrey and Windsor mines, where economically mineable reserves were depleted in the last quarter of 2002. The decrease was also attributable to the sale of the assets at the Cardinal River and Line Creek mines in February 2003 and the idling of the Rend Lake mine in 2002 due to market conditions. Coal inventories, including our portion of inventories at equity affiliates, were 1.4 million tons at December 31, 2003 compared to 3.0 million tons at December 31, 2002.

Sales of coalbed methane gas, including our share of the sales from equity affiliates were 50.0 billion gross cubic feet in the 2003 period compared to 46.6 billion gross cubic feet in the 2002 period. The increased sales volume is primarily due to higher production volumes as a result of our on going drilling program. Our average sales price for coalbed methane gas, including our portion of sales from equity affiliates, was $4.16 per thousand cubic feet in the 2003 period compared to $3.17 per thousand cubic feet in the 2002 period. The increase in average sales price was driven by concerns for levels of natural gas in storage at the beginning of the year and by concerns over intermediate-term supplies of gas in the United States.

In December 2003, CONSOL Energy adopted a shareholder rights plan designed to ensure that all shareholders receive fair value for their common shares in the event of a proposed takeover and to guard against the use of partial tender offers or other coercive tactics to gain control of the company without offering fair value to CONSOL Energy shareholders.

In December 2003, Standard and Poor’s lowered CONSOL Energy’s rating of our long-term debt to BB- (13th lowest out of 22 rating categories). Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The negative sign shows relative standing within the rating category. At the same time, Standard and Poor’s placed CONSOL Energy’s senior unsecured debt rating on CreditWatch with negative implications.

In December 2003, Moody’s Investor Service lowered its rating of CONSOL Energy’s long-term debt from Ba1 to Ba3 (13th lowest out of 21 rating categories). The rating remains under review for possible further downgrade. Bonds which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 3 indicates that the obligation ranks in the lower end of its generic rating category.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In January, 2004, CONSOL Energy announced that it intended to sell the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million, the assumption of approximately $21 million of debt, and associated interest rate swaps and foreign currency hedges. CNX

Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owns a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. Agreements were finalized on February 25, 2004 and are expected to result in a pre-tax gain of approximately $13 million.

In January 2004, a Special Committee of the Board of Directors of CONSOL Energy completed its investigation of allegations against certain directors and officers of the company contained in an anonymous letter sent to the United States Securities and Exchange Commission. The Special Committee found no evidence of fraud or malfeasance and no evidence to suggest that CONSOL Energy’s publicly issued financial statements were incorrect.

In January 2004, CONSOL Energy’s Board of Directors elected three new independent members to the Board. They were: William E. Davis, a power industry executive; William P. Powell, an investment banker; and Joseph T. Williams, a former oil and gas industry executive.

In February 2004, CONSOL Energy’s former majority shareholder, RWE AG, closed on a previously announced private placement sale of its remaining 16.6 million shares of CONSOL Energy common stock. On September 23 and 24, 2003, RWE closed on a previously announced sale of 14.1 million shares of CONSOL Energy common stock. On the same dates, CONSOL Energy closed on a previously announced sale of 11.0 million primary shares of its common stock, increasing the total shares of common stock outstanding to 89.9 million and reduced RWE’s initial majority interest from 73.6% to 48.9%. On October 9, 2003, RWE closed on the sale of 27.3 million shares of CONSOL Energy common stock. That sale reduced RWE’s ownership to 16.6 million shares, or 18.5%.

In February 2004, as a result of the sale of the remaining shares of CONSOL Energy common stock held by RWE AG and pursuant to the terms of the Placement Agreement, dated September 18, 2003, by and among CONSOL Energy, Friedman, Billings, Ramsey & Co., Inc. and RWE Rheinbraun AG, the remaining two directors representing RWE AG, Berthold Bonekamp and Dr. Rolf Zimmerman, resigned from the CONSOL Energy Board of Directors. Also in February 2004, Raj K. Gupta, a former oil and gas industry executive, was elected to the board of directors of CONSOL Energy. He will serve until the next election of directors at the annual meeting of shareholders.

Change in Fiscal Year

CONSOL Energy changed its fiscal year from a fiscal year ending June 30 to a calendar year ending December 31. CONSOL Energy had a transitional fiscal period ending December 31, 2001. CONSOL Energy’s first full fiscal year ending December 31 was the year that started January 1, 2002 and ended December 31, 2002. CONSOL Energy undertook this change in order to align its fiscal year with that of RWE AG, its majority shareholder at that time.

Results of Operations

Twelve Months Ended December 31, 2003 compared with Twelve Months Ended December 31, 2002 (All dollar amounts in charts reported in millions)

Net Income

Net income changed primarily due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Gas Sales	$208	$147	$61	41.5%
Coal Sales—Produced and Purchased	1,758	1,777	(19)	(1.1)%
Other Sales and Other Income	256	260	(4)	(1.5)%

Total Revenue	2,222	2,184	38	1.7%
Coal Cost of Goods Sold—Produced and Purchased	1,310	1,277	33	2.6%
Gas Cost of Goods Sold	84	65	19	29.2%
Other Cost of Goods Sold	230	201	29	14.4%

Total Cost of Goods Sold	1,624	1,543	81	5.2%
Depreciation, Depletion and Amortization	242	263	(21)	(8.0)%
Interest Expense	34	46	(12)	(26.1)%
Other	356	372	(16)	(4.3)%

Total Costs	2,256	2,224	32	1.4%

Earnings (Loss) before Income Taxes	(34)	(40)	6	15.0%
Income Taxes	21	52	(31)	(59.6)%

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(13)	12	(25)	(208.3)%
Cumulative Effect of Change in Accounting Principle	5	—	5	100.0%

Net Income (Loss)	$(8)	$12	$(20)	(166.7)%

Net income (loss) for the 2003 period was lower than the 2002 period primarily due to increased cost of goods sold and lower income tax benefits, offset, in part, by higher revenues and lower depreciation, depletion and amortization. The increase in cost of goods sold was mainly attributable to higher retiree medical costs and salaried pension expenses, increased gas volumes and royalty costs related to gas sales, and costs related to mine fires at the Loveridge Mine and Mine 84. Tax benefits were lower in the 2003 period primarily due to the tax effect of the current year’s sale of the Company’s Canadian assets. The higher sales revenues are primarily attributable to the increased gas volumes sold in the 2003 period compared to the 2002 period. Depreciation, depletion and amortization expense declined primarily as a result of the equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to the 2003 period, coinciding with the closure of the mine due to economically depleted reserves.

Revenue

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$1,683	$1,693	$(10)	(0.6)%
Produced Coal—Related Party	1	1	—

Total Produced Coal	1,684	1,694	(10)	(0.6)%
Purchased Coal	74	83	(9)	(10.8)%
Gas	208	147	61	41.5%
Industrial Supplies	63	64	(1)	(1.6)%
Other	14	15	(1)	(6.7)%

Total Sales	2,043	2,003	40	2.0%
Freight Revenue	114	134	(20)
Freight Revenue—Related Party	1	1	—

Total Freight Revenue	115	135	(20)	(14.8)%
Other Income	64	46	18	39.1%

Total Revenue and Other Income	$2,222	$2,184	$38	1.7%

The decrease in Company produced coal sales revenue was due mainly to the reduction in volumes sold during the 2003 period substantially offset by increased average sales price per ton.

	2003 Period	2002 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	60.9	63.2	(2.3)	(3.6)%
Average Sales Price Per Ton	$27.67	$26.80	$0.87	3.2%

The decrease in tons sold is related to the closure of the Dilworth, Humphrey and Windsor mines, where economically mineable reserves were depleted in the last quarter of 2002. The decrease in tons sold was also attributable to the sale of the assets at the Cardinal River Mine in February 2003 and the idling of the Rend Lake mine in 2002 due to market conditions. Expected coal production in the fourth quarter of 2003 was also impacted by unfavorable mining conditions at Enlow Fork Mine, Mill Creek Mine and Mine 84, a roof fall along the west beltline at the Bailey Mine, equipment problems at VP #8 and Jones Fork Mines and flooding along the Ohio River. These decreases in tonnage were offset, in part, by increased sales of company produced coal primarily at the McElroy Mine and, to a lesser extent, at several other mines. The increased tonnage at the McElroy Mine is attributable to the mine running for the full 2003 year compared to being idled for two months of the 2002 year. The McElroy Mine increase is also attributable to the preparation plant expansion that was completed in the last quarter of 2002. The reductions in company produced coal sales revenue were substantially offset by the increase in average sales price per ton sold. The increase in average sales price primarily reflects higher prices negotiated in the second half of 2002.

The decrease in Company purchased coal sales revenue was due mainly to a decrease in average sales price per ton of purchased coal.

	2003 Period	2002 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	2.4	2.5	(0.1)	(4.0)%
Average Sales Price Per Ton	$31.16	$33.49	($2.33)	(7.0)%

The reduced average sales price is primarily due to sales of purchased coal in 2003 at prices under commitments made during periods of lower prices as compared to 2002 sales of coal purchased under commitments made during a period of higher prices. The reduced sales price is also due to CONSOL Energy purchasing and selling a lower quality coal in the 2003 period compared to the 2002 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2003 period compared to the 2002 period.

	2003 Period	2002 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	50.0	46.4	3.6	7.8%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$4.16	$3.17	$0.99	31.2%

The 2003 gas market price increases were largely driven by the overall supply/demand imbalance that depleted United States storage levels by the end of March 2003 and the subsequent need to refill that storage prior to the start of the next winter heating season. CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contract nominations generally not exceeding one year. CONSOL Energy has also entered into eight float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. In 2003, these cash flow hedges represented 11% of our total 2003 produced sales volumes at an average price of $4.10 per thousand cubic feet. These cash flow hedges are expected to represent 24% of our estimated 2004 produced sales volumes at an average price of $5.17 per thousand cubic feet. CONSOL Energy sold 90% of its gas sales volumes in the 2003 period at an average price of $3.99 per thousand cubic feet compared to 77% of its gas sales volumes in the 2002 period at $3.16 per thousand cubic feet under contracts agreed to in prior periods. Higher sales volumes were a result of wells coming on line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased demand.

The decrease in revenues from the sale of industrial supplies was due to reduced sales volumes.

Freight revenue, outside and related party, is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$23	$13	$10	76.9%
Royalty income	16	12	4	33.3%
Equity in loss of affiliates	(9)	(10)	1	10.0%
Foreign currency derivative	5	—	5	100.0%
Harbor maintenance fee refund	3	—	3	100.0%
Contract settlement	—	7	(7)	(100.0)%
Other miscellaneous	26	24	2	8.3%

Total other revenue	$64	$46	$18	39.1%

The increase in gain on sale of assets primarily was related to the expiration in the 2003 period of an option granted to a third party to purchase property for which CONSOL Energy received nonrefundable proceeds of $5 million and gains from the sale of surplus equipment.

Royalty income increased due primarily to third parties producing more tonnage from CONSOL owned property in the period-to-period comparison.

The decrease in equity losses of affiliates is due mainly to the absence of $4 million in losses incurred in 2002 attributable to a coal equity affiliate, Line Creek Mine, that was sold in February 2003. The decrease is also attributable to an equity affiliate’s sale of property in the 2003 period that resulted in a gain of which our portion was approximately $2 million. These changes were offset, in part by $5 million of additional losses in the 2003 period due to a coal equity affiliate’s, Glennies Creek Mine, coal recovery rate being lower due to a rock intrusion in the coal seam.

Foreign currency derivative gains are related to the foreign currency hedge contracts entered into on July 10, 2002 to permit CONSOL Energy Australia Pty (CEA) to purchase Australian dollars at a fixed exchange rate. CEA entered into these hedges in order to minimize exposure to foreign exchange rate fluctuations. CONSOL Energy sold its 50% interest in the Glennies Creek Mine as of February 25, 2004. As part of the transaction, the purchaser will assume CEA’s debt related to Glennies Creek Mine and the associated hedging arrangements.

Other income also includes a $3 million refund received from the federal government for harbor maintenance fees imposed by federal statute that was declared unconstitutional. We have pursued claims for these fees since 1991, and we do not expect other refunds related to these claims.

The increases in other income were partially offset in the 2003 period compared to the 2002 period due to $7 million of income related to a contract settlement which occurred in the 2002 period.

An additional $2 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,238	$1,197	$41	3.4%
Purchased Coal	72	80	(8)	(10.0)%
Gas	84	65	19	29.2%
Industrial Supplies	66	70	(4)	(5.7)%
Closed and Idle Mines	62	79	(17)	(21.5)%
Other	102	52	50	96.2%

Total Cost of Goods Sold	$1,624	$1,543	$81	5.2%

Increased cost of goods sold and other charges for company produced coal was due mainly to the increased cost per unit of produced coal sold, offset, in part, by reduced sales tons.

	2003 Period	2002 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	60.9	63.2	(2.3)	(3.6)%
Average Cost of Goods Sold and Other Charges Per Ton	$20.34	$18.94	$1.40	7.4%

Average cost of goods sold and other charges per ton for produced coal increased due mainly to increased medical expenses for retired employees and increased salaried pension expenses. Retiree medical and salaried pension expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to the consolidated financial statements included in this Form 10-K for the year ended December 31, 2003. Cost per ton for produced coal also increased due to higher supply cost per unit. These increases in costs were offset, in part, by reduced company produced sales volumes.

Purchased coal cost of goods sold and other charges decreased due primarily to a reduction in the average cost per ton and reduced volumes of purchased coal sold.

	2003 Period	2002 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	2.4	2.5	(0.1)	(4.0)%
Average Cost of Goods Sold and Other Charges Per Ton	$30.31	$32.15	$1.84	5.7%

The reduced average cost of purchased coal is primarily due to purchasing coal in the 2003 period under commitments made during the prior year when prices were lower. The lower average cost of purchased coal is also attributable to CONSOL Energy purchasing and reselling a lower quality coal in the 2003 period compared to the 2002 period.

Gas cost of goods sold and other charges increased due to increased average cost per thousand cubic feet sold and increased volumes.

	2003 Period	2002 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	50.0	46.4	3.6	7.8%
Average Cost Per Thousand Cubic Feet	$1.69	$1.40	$0.29	20.7%

The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.21 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 31.2% increase in average sales price per thousand cubic feet in the 2003 period compared to the 2002 period. The increase is also due to additional employees, additional contractor maintenance cost and additional power charges attributable to the increased number of wells in production in the period-to-period comparison. Gas cost of goods sold and other charges also increased due to the increased volumes sold in the 2003 period as discussed previously. We currently plan to drill approximately 300 wells in the twelve-month period ending December 31, 2004. Variable costs on a per unit basis are not anticipated to increase as a result of the 2004 drilling program, although, due to the uncertainty of costs such as maintenance, contract labor, and corporate overhead, the incremental impact of the drilling program on per unit costs for 2004 cannot be reasonably predicted.

Industrial supplies cost of goods sold decreased due to reduced sales volumes.

Closed and idle mine cost decreased primarily due to approximately $28 million of expense related to mines that were idled for all or part of the 2002 period that were operating in the 2003 period, or that were closed in the 2002 period. These mines include idled Loveridge, Shoemaker, McElroy, and Humphrey which was closed. Closed and idle mine cost also decreased approximately $2 million due to the reduction of workforce at Rend Lake mine in the 2003 period related to the mine being placed on long-term idle status pending market conditions. These costs also decreased approximately $2 million due to differences in the 2003 engineering survey adjustments related to mine closing and reclamation compared to the 2002 engineering survey adjustments. The additional $2 million decrease in closed and idle mine cost was due to various miscellaneous transactions which occurred throughout both periods, none of which were individually material. The decreases in closed and idle mine cost were offset, in part, by approximately $17 million of additional mine closing and reclamation expenses related to changes in the method of accounting for these liabilities. In January 2003, CONSOL Energy adopted the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Under the previous method of accounting for mine closing, reclamation and gas well closing obligations, the estimated obligations for closed mines were fully accrued and adjusted annually as the estimates were updated by engineers. Miscellaneous cost of goods sold and other charges increased due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Loveridge fire	$17	$—	$17	100.0%
Mine Eighty-Four fire	5	—	5	100.0%
Litigation settlements and contingencies	18	11	7	63.6%
Cardinal River severance and pension cost	2	—	2	100.0%
Supply inventory write-downs	5	—	5	100.0%
Miscellaneous transactions	55	41	14	34.1%

	$102	$52	$50	96.2%

In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The costs of extinguishing the fire are estimated to be approximately $17 million attributable to cost of goods sold and other charges and other related expenses are estimated to be approximately $3 million, net of expected insurance recovery applicable to both the cost of goods sold and other expenses. In late December 2002, the mine had begun the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire has delayed this installation until March 2004.

In January 2003, Eighty-Four Mine experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and are estimated to cost approximately $5 million attributable to cost of goods sold and other related charges and $2 million attributable to other expenses, net of expected insurance recovery applicable to both the cost of goods sold and to other expenses. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003.

Litigation settlements and contingencies increased over the prior year due to various contingent loss accruals related to various individual contingencies, waste management accruals and asbestos claims in both periods, none of which are individually material.

CONSOL Energy owned a 50% interest in Cardinal River until February 2003, when it and related assets were sold. Cardinal River mine severance and pension accruals are attributable to the costs for which CONSOL Energy remains responsible following the sale of the mine’s assets. Supply inventory write-downs reflect adjustments made to supply inventories that are unique to the equipment used at locations where the mining activities have ceased, such as the Dilworth and Rend Lake mines.

Cost of goods sold and other charges also increased due to various miscellaneous transactions which occurred throughout both periods, none of which are individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Freight expense	$115	$134	$(19)	(14.2)%

Selling, general and administrative costs have increased due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Wages and salaries	$29	$27	$2	7.4%
Other post employment and pension costs	11	6	5	83.3%
Professional consulting and other purchased services	15	11	4	36.4%
Other	23	22	1	4.5%

Total Selling, General And Administrative	$78	$66	$12	18.2%

Wages and salaries for selling, general and administrative employees have increased primarily due to merit increases, promotions and new hires throughout the 2003 period. In December 2003, CONSOL Energy implemented a reduction in workforce program primarily focused on reducing the number of positions in the selling, general and administrative areas to better align with its current business strategy. This program is expected to reduce approximately 100 positions and approximately $10 million of wages, salaries and benefits in the administrative functions in the 2004 period.

Other post employment and pension costs have increased due mainly to increased medical expenses for retired employees and changes in actuarial assumptions used for pension. Retiree medical and salaried pension expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to the consolidated financial statements included in this Form 10-K for the year ended December 31, 2003.

Costs of professional consulting and other purchased services have increased in the 2003 period primarily due to services provided in relation to a special investigation into matters alleged in an anonymous letter and transactions in connection with the reduction by RWE Rheinbraun, the former controlling stockholder, of its percentage ownership in the company.

Other selling, general and administrative costs increased primarily due to director and officer insurance costs incurred in the 2003 period. CONSOL Energy officers and directors were previously insured under the RWE AG general liability policy.

Depreciation, depletion and amortization has decreased due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Coal	$196	$218	$(22)	(10.1)%
Gas	33	34	(1)	(2.9)%
Other	13	11	2	18.2%

Total depreciation, depletion and amortization	$242	$263	$(21)	(8.0)%

The decrease in coal depreciation, depletion and amortization was primarily attributable to the equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to the 2003 period to coincide with the closure of the mine due to economically depleted reserves and other mine equipment becoming fully depreciated in the 2003 period. The decrease also relates to lower units-of-production financial depletion due to lower production volumes in the 2003 period compared to the 2002 period. Decreases in coal depreciation, depletion and amortization were offset, in part, by a $4 million increase due to the depreciation of the assets recorded in relation to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires depreciation of the capitalized asset retirement cost. The depreciation of these assets is generally determined on a units-of-production basis over the life of the producing asset.

The decrease in gas depreciation, depletion and amortization was primarily due to a higher ratio of gas production coming from mine gob areas which have lives generally less than twelve months long. As a result the costs to produce these areas are expensed instead of capitalized and then amortized. This gob gas production is not included in the calculation of units-of-production depreciation or depletion for capitalized gas costs. The reduction in gas depreciation, depletion and amortization was offset, in part, by additional depreciation attributable to new assets placed in service during the 2003 period and additional depletion and depreciation related to the increased volumes from other than gob wells produced during the 2003 period. The reductions were also offset, in part, by a $1 million increase due to the depreciation of the assets recorded in relation to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires depreciation of the capitalized asset retirement cost. The depreciation of these assets is generally determined on a units-of-production basis over the life of the producing asset.

The increase in other depreciation, depletion and amortization was primarily due to additional depreciation on the integrated information technology system installed to support business processes. The system was implemented in stages beginning in January 2001 and was substantially completed in August 2003.

Interest expense has decreased primarily due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Mine closing, reclamation and gas well closing liabilities	$—	$9	$(9)	(100.0)%
Commercial paper	1	6	(5)	(83.3)%
Other	33	31	2	6.5%

Total Interest Expense	$34	$46	$(12)	(26.1)%

Interest accretion on the discounted portions of mine closing, reclamation and gas well closing liabilities changed due to the implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expense.

Interest expense on commercial paper decreased primarily due to a $205 million reduction in the weighted average principal amount of commercial paper outstanding and a 1.0% per annum reduction in the weighted average interest rate on amounts outstanding in the 2003 period. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our long-term debt to BB+. Subsequently, CONSOL Energy’s debt ratings have been lowered by Standard and Poor’s and Moody’s. See discussion in General Management Discussion and Analysis on this Form 10-K.

Other interest expense increased due primarily to a $4 million increase in interest expense related to the $250 million principal amount of 7.875% Notes due in 2012, which were issued in March 2002 and therefore were not outstanding for the entire 2002 period. This increase was offset, in part, by a $2 million reduction in interest expense due to the reduction of long-term debt through scheduled debt repayments.

Taxes other than income decreased primarily due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Payroll taxes	$32	$35	$(3)	(8.6)%
Property and other taxes	23	28	(5)	(17.9)%
Capital stock and franchise tax	1	6	(5)	(83.3)%
Production taxes	104	103	1	0.9%

Total Taxes Other Than Income	$160	$172	$(12)	(7.0)%

Payroll taxes have decreased primarily due to the closure or idling of several mines in the period-to-period comparison. Dilworth, Rend Lake and Humphrey mines were not operating in the 2003 period and, therefore, the average number of employees was lower in the 2003 period compared to the 2002 period.

Decreased property and other taxes are attributable to the adjustment of prior year estimated accruals to the actual amounts paid in the 2003 period.

Capital stock and franchise tax has been reduced in the 2003 period due to the impacts of merging several CONSOL Energy companies over the past several years.

Increased production taxes are primarily due to higher severance taxes attributable to higher gas production volumes and associated sales price in the 2003 period compared to the 2002 period. This increase was offset, in part, by decreased black lung excise taxes related to the lower coal production volumes.

Restructuring Costs

Restructuring costs of approximately $4 million in the 2003 period primarily represent the severance dollars paid related to the December 2003 reduction in workforce program implemented by CONSOL Energy. The program was primarily focused on reducing the number of positions in the selling, general and administrative areas and is expected to reduce approximately 100 positions and approximately $10 million of wages, salaries and benefits in the administrative functions in the 2004 period. Also included in the restructuring costs are severance amounts paid throughout 2003 for positions that have been eliminated by CONSOL Energy management in an effort to reduce costs and realign the company’s selling, general and administrative functions with today’s company strategies.

Export Sales Excise Tax Resolution

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have received refunds and related interest in the 2003 period for our claims for the years 1994 to 1999. Upon receipt of these refunds, we have adjusted our estimate of interest receivable to the amounts received. This adjustment resulted in additional income of $1 million in the 2003 period. A receivable for the claims for the years 1991 to 1993 is still outstanding. There is no interest receivable related to these claims.

Income Taxes

	2003 Period	2002 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$(34)	$(40)	$6	15.0%
Tax Expense (Benefit)	(21)	(52)	31	(59.6)%
Effective Income Tax Rate	62.4%	128.9%	(66.5)%

CONSOL Energy’s effective tax rate is sensitive to changes in annual profitability and percentage depletion. The 2003 effective tax rate changed from the 2002 effective rate primarily due to the tax effect of the current year’s sale of the Company’s Canadian assets. Another significant cause of the change was due to provision to return adjustments recorded in 2002. See note 9 to the consolidated financial statements included in this Form 10-K for additional information.

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

These decreases in revenues were partially offset by increased revenues from the sale of coalbed methane gas. Revenues from the sale of gas increased $25 million, or 20.2% to $147 million in the 2002 period from $122 million in the 2001 period. The increase was due mainly to higher volumes of gas sold as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Sales volumes were 46.9 billion cubic feet in the 2002 period, a 44.5%, or 14.5 billion cubic feet increase from the 2001 period. The increase in sales volumes was offset, in part, by lower average sales prices in the 2002 period compared to the 2001 period. The average sales price was $3.22 per million British thermal units for the year to date 2002 period, a $0.66, or 17.0% decrease compared to the $3.88 per million British thermal unit in the 2001 period. The decrease in average sales price was primarily due to reduced demand for gas in the industrial sector and lower demand for gas during the winter heating season that resulted in higher levels of gas in storage in the beginning of the 2002 period compared to the 2001 period.

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

Selling, general and administrative expenses increased $5 million, or 7.7%, to $66 million in the 2002 period from $61 million in the 2001 period. Administrative expenses increased $4 million due to additional wages, salaries and other costs related to executive severance which occurred in the 2002 period and increased medical costs in the 2002 period. An increase of $2 million was primarily due to expenses for training, licensing fees and professional consulting related to the conversion to a new integrated information technology system provided by SAP AG to support business processes. Implementation of the system was completed in 2003 at an estimated total cost of $53 million, a portion of which was capitalized. These increases were offset, in part, by a $1 million decrease in selling costs due to the reduction of sales employees at Fairmont Supply related to the sale of 18 industrial and store management sites that took place in the 2001 period. Fairmont Supply continues to operate 12 service centers.

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

Interest expense increased $3 million, or 6.6%, to $46 million in the 2002 period compared to $43 million in the 2001 period. This was due primarily to $16 million of additional interest expense related to the March 7, 2002 issuance of $250 million of 7.875% Notes due in 2012. The interest on the notes is payable March 1 and September 1 of each year commencing September 1, 2002. This increase was offset, in part, by a $9 million reduction in interest expense related to commercial paper. The reduction was due primarily to a $13 million reduction in the average levels of commercial paper outstanding during the 2002 period compared to the 2001 period, along with a decrease of 2.3% per annum in average interest rates in the period-to-period comparison. Interest expense was also reduced $4 million due to the reduction of long-term debt through scheduled payments.

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

Revenues from the sale of coalbed methane gas and gathering fees decreased $8 million, or 13.7% to $48 million in the 2001 transitional period from $56 million in the 2000 six month period. This decrease was due mainly to a 44.2% decrease in average sales price for the period. Average sales price for the 2001 transitional period was $2.61 per million British thermal unit compared to $4.68 per million British thermal unit for the six months ended December 31, 2000. The decrease in sales price was offset, in part, by higher volumes as a result of the August 22, 2001 acquisition of the remaining 50% interest in Pocahontas Gas Partnership. Sales volumes were 18.6 billion cubic feet in the 2001 transitional period, an increase of 6.5 billion cubic feet, or 53.4% from the 2000 six-month period.

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

These decreased revenues were partially offset by increased revenues from the sale of company produced coal. Revenues from the sale of company produced coal increased $14 million, or 1.7%, to $836 million in the 2001 transitional period from $822 million in the 2000 six month period. The increase in produced coal sales revenues was due mainly to an increase of $1.62, or 6.9%, in the average sales price per ton sold. The average sales price was $25.07 in the 2001 transitional period compared to $23.45 in the 2000 six month period. The increase in average sales price was due primarily to demand increases and low inventory levels at coal producers. The increase in average sales price was partially offset by a 2 million ton, or 4.8%, decrease in the volume of produced tons sold in the 2001 transitional period compared to the 2000 six month period. Produced coal sales volumes were 33 million tons in the 2001 transitional period compared to 35 million tons in the 2000 six-month period. The decreased sales volumes were due primarily to the decline in production as a result of the suspension of longwall production at Mine 84 early in July 2001. Mine 84 restarted longwall production in early December 2001 at production levels equal to full production levels in the months before production problems were encountered. This start was approximately one month earlier than originally projected. Production shortages were encountered at several other CONSOL Energy mines due to mechanical and geological difficulties. These production declines were offset by the production at several of the mines acquired from American Electric Power on July 2, 2001.

Revenues from the sale of purchased coal decreased $11 million, or 21.6%, to $40 million in the 2001 transitional period from $51 million in the 2000 six-month period. Sales volumes decreased 13.3% to 1.3 million tons in the 2001 transitional period from 1.5 million tons in the 2000 six-month period. The decreased volumes were partially offset by a 4.8% increase in the price per ton of purchased coal sold. The average sales price per ton of purchased coal was $29.84 in the 2001 transitional period compared to $28.49 in the 2000 six-month period.

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

Cost of goods sold for company produced coal increased $28 million, or 4.8% to $623 million in the 2001 transitional period from $595 million in the 2000 six month period. The increase was primarily due to a 10.1%

increase in the cost per ton sold of company produced coal, offset slightly by a 4.8% decrease in the volume of tons of company produced coal sold. The increased cost per ton produced is primarily due to a decline in productivity as measured in tons produced per manday. Manday is a term used to describe the scheduled hours worked per person per day. This term is sometimes used to determine productivity of our mining complexes. Tons produced per manday were 37.6 in the 2001 transitional period compared to 41.6 in the 2000 six-month period. The decline in productivity is mainly due to several mines experiencing mechanical and geological difficulties in the 2001 transitional period.

Cost of goods sold for gas operations increased $9 million, or 51.7%, to $27 million in the 2001 transitional period from $18 million in the 2000 six month period. The increase in gas costs was due primarily to 53.4% higher volume of gas sold as a result of the acquisition of the remaining 50% interest in Pocahontas Gas Partnership on August 22, 2001. Sales volumes were 18.6 billion cubic feet in the 2001 transitional period compared to 12.1 billion cubic feet in the 2000 six-month period. The cost per million British thermal units sold remained stable at $1.50 in the 2001 transitional period compared to $1.51 in the 2000 six month period.

Cost of goods sold for purchased coal remained consistent at $40 million in the 2001 transitional period compared to the 2000 six month period.

Cost of goods sold for closed and idled mine costs increased $13 million to $29 million in the 2001 transitional period from $16 million in the 2000 six month period. The increase is due primarily to a $10 million income adjustment for mine closing and perpetual care liabilities being recognized in the 2000 six-month period. The adjustment was the result of updated engineering studies and cost projections for closed and idled locations. The increase was also due to additional costs related to the closing or idling of Loveridge, Meigs #31 and Mine 84 in the 2001 transitional period compared to the 2000 six month period.

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

Selling, general and administrative expenses decreased $2 million, or 5.7%, to $31 million in the 2001 transitional period from $33 million in the 2000 six-month period. The decrease was due primarily to decreased professional consulting fees. Professional consulting fees were reduced due to the completion of the review of business processes and information technology systems supporting those processes that took place in the 2000 period.

Depreciation, depletion and amortization expense remained stable at $120 million for the 2001 transitional period and the 2000 six-month period.

Interest expense decreased by $14 million, or 46.2%, to $17 million in the 2001 transitional period compared to $31 million in the 2000 six month period. The decrease was due primarily to lower average debt levels outstanding during the 2001 transitional period compared to the 2000 six month period, along with a decrease of 3.6% per annum in average interest rates reflecting more favorable interest rates. Lower average debt levels resulted from the cash received in the acquisition of the Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company from American Electric Power being used to reduce the outstanding amount of commercial paper in July 2001. Thereafter, we increased the outstanding amount of commercial paper by the issuance of approximately $155 million of commercial paper beginning in August 2001 to finance the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in the Cardinal States Gathering Company. Also, in December 2001, approximately $18 million of commercial paper was issued to finance the acquisition of a 50% joint venture in Glennies Creek Mine. Interest expense is expected to increase during 2002 as a result of the refinancing of short-term debt with long-term notes with the interest rate of 7.875% per annum.

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

Income Taxes

Income taxes were a $21 million benefit in the 2001 transitional period compared to $4 million of expense in the 2000 six-month period. The decrease of $25 million was due mainly to a pre-tax loss of $20 million in the 2001 transitional period with little loss of percentage depletion tax benefits. Our effective tax rate is sensitive to changes in annual profitability and percentage depletion.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities in the consolidated financial statements and at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Other Post Employment Benefits

CONSOL Energy has historically provided retiree health benefits to employees that retire with at least ten years of service and have attained age 55. Effective August 1, 2003, the eligibility requirement for Salaried Employees was changed to either twenty years of service and age 55, or fifteen years of service and age 62. Our retiree health plans provide benefits to approximately 24,000 of our former employees and their eligible dependents. Eligibility requirements for hourly employees have not changed from CONSOL Energy’s historical requirements.

In addition to the change in eligibility requirements, other changes have been made to the Medical Plan which covers eligible Salaried Employees and Retirees. These changes include a new cost sharing structure where essentially all participants contribute 20% of plan costs. Annual cost increases in excess of 6% are paid entirely by the Plan participants.

After our review, various actuarial assumptions, including discount rate, expected trend in health care costs and per capita costs, are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plan. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate at which the Other Post Employment Benefit liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2003, the discount rate used to calculate the period end liability and the following year’s expense was 6.0%. The discount rate for the twelve months ended December 31, 2002 used to calculate the period end liability and the following year’s expense was 6.75%. Changes to interest rates for the rates of returns on instruments that could be used to settle the actuarially determined plan obligations introduce substantial volatility to our costs.

Per capita costs on a per annum basis for Other Post Retirement Benefits were assumed to be $4,037 at December 31, 2003. This was an 11.1% increase over the per capita cost on a per annum basis at December 31, 2002. If the actual increase in per capita cost of medical services or other post retirement benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted annually, which could have a significant effect on the costs and liabilities recognized in the financial statements. The estimated liability recognized in the financial statements at December 31, 2003 was $1.6 billion compared to $1.5 billion at December 31, 2002.

For the twelve months ended December 31, 2003, we paid approximately $114 million for Other Post Employment Benefits, most of which were paid from operating cash flow. Significant increases in health and prescription drug costs for hourly retirees could have a material effect on CONSOL Energy’s operating cash flow. The effect on CONSOL Energy’s cash flow from operations for salaried employees has been limited to approximately 5% annually due to the cost sharing provision added to the benefit plan in 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by recently issued accounting guidance, as of December 31, 2003, CONSOL Energy will defer accounting for the effects of the Act in the measure of its Accumulated Postretirement Benefit Obligation (APBO) and the effect of the offset to plan costs. Specific guidance with respect to accounting for the effects of the Act has not been issued. Specific authoritative guidance, when issued, could require CONSOL Energy to change previously reported information. The impacts of the law change are currently being evaluated and are expected to result in a decrease of the APBO of $80-$160 million. Recognition of the subsidy as an offset to annual plan costs are preliminarily expected to be in the range of $13-$26 million.

Coal Workers’ Pneumoconiosis

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate at which the Coal Workers’ Pneumoconiosis liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2003, the discount rate used to calculate the period end liability and the following year’s expense was 6.0%. The discount rate for the twelve months ended December 31, 2002 used to calculate the period end liability and the following year’s expense was 6.75%. In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could result in changes in assumptions used in our actuarial determination of the liability, including interest, disability and mortality assumptions. Our experience to date related to these changes is not sufficient to determine the impact of these changes. These changes could significantly increase our exposure to black lung benefit liabilities. The estimated liability recognized in the financial statements at December 31, 2003 was approximately $456 million compared to $462 million at December 31, 2002.

At December 31, 2003, the fair value of plan assets for Coal Workers’ Pneumoconiosis was $2 million. Our historical policy has been to pay for these claims from operating cash flow, and not to fund specific amounts into restricted accounts. In 1998, a trust fund valued at approximately $18 million was acquired as part of our acquisition of Rochester & Pittsburgh Coal Company. In 2000, as part of a contract renegotiation, we acquired an additional $42 million that was placed into the trust for Coal Workers’ Pneumoconiosis. As part of the acquisition of several mining companies from American Electric Power in 2001, an additional $31 million was placed into a trust fund for Coal Workers’ Pneumoconiosis. After Internal Revenue Service approval, these funds have been used to pay all of CONSOL Energy’s Coal Workers’ Pneumoconiosis benefits. This fund will be exhausted early in 2004, at which time we plan to resume paying these benefits from operating cash flow. For the twelve months ended December 31, 2003, we paid Coal Workers’ Pneumoconiosis benefits of approximately $13 million, of which approximately $2 million was paid from operating cash flow.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employees’ compensation near retirement. After our review, our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. For the year ended December 31, 2003, compensation increases are assumed to range from 3% to 6% depending on age classification. This assumption was also used in the twelve months ended December 31, 2002. Retirement rate assumptions and mortality assumptions were unchanged for the year ended December 31, 2003. Retirement rate assumptions begin at 5% for employees at age 50 and increases gradually to 100% for employees at age 65. The discount rate is determined each year at the measurement date (normally three months before the year-end date). The discount rate is an estimate of the current interest rate at which the retirement plans could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2003 the discount rate used to calculate the period end liability and the following year’s expense was 6.0%. The discount rate for the twelve months ended December 31, 2002 used to calculate the period end liability and the following year’s expense was 6.75%. Changes to any of these assumptions introduce substantial volatility to our costs. The estimated liability at December 31, 2003 was $137 million compared to $122 million at December 31, 2002. Due to the negative actuarial return on plan assets, the difference in the accumulated benefit obligation and the plan assets at December 31, 2003 of approximately $158 million was recognized as a minimum pension liability. At December 31, 2002, the minimum pension liability was approximately $150 million. CONSOL Energy expects to contribute approximately $57 million to the pension plan in 2004.

The CONSOL Energy salaried plan allows for lump-sum distributions at the employees’ election. According to Statement of Financial Accounting Standard No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, if the lump-sum distributions made for the plan year, which is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year settlement accounting is required. If this trigger event were to occur, CONSOL Energy would need to recognize in the current year’s earnings an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. Generally, due to the lower interest rates currently being used to calculate lump-sum distributions, the impact would be to recognize actuarial losses. If this settlement accounting is triggered, the adjustment could materially impact net income.

Workers’ Compensation

Workers’ compensation is a system by which individuals who sustain employment related physical injuries or occupational diseases are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy accrues for this type of liability by recognizing cost when the event occurs that gives rise to the obligation, i.e., when it is probable that the liability has been incurred and the cost can be reasonably estimated. To assist in the determination of this estimated liability CONSOL Energy utilizes the services of third party administrators in various states in which we do business to determine the liability that exists for workers’ compensation. These third parties provide information that facilitates the estimation of the liability based on their knowledge and experience concerning similar past events. The estimated liability recognized in the financial statements at December 31, 2003, including the current portion, was approximately $316 million compared to $317 million at December 31, 2002. CONSOL Energy’s policy has been to provide for workers’ compensation benefits from operating cash flow. No funding has been provided to cover these benefits. For the twelve months ended December 31, 2003, we made payments for workers’ compensation benefits of approximately $57 million, all of which was paid from operating cash flow.

CONSOL Energy changed its method of accounting for workers’ compensation effective January 1, 2004. Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. Under the new method, the Company will record the liability on a discounted basis, which will be actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change is preferable since it will align the accounting with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it will provide a better comparison with the Company’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

The change will be reflected as a cumulative effect from a change in accounting in the quarter ended March 31, 2004 according to Accounting Principles Board Opinion (ABP) No. 20, “Accounting Changes.” The effect of the change is expected to result in an income adjustment of approximately $81 million, net of approximately $51 million of deferred tax expense. The workers’ compensation liability will decrease approximately $132 million and deferred tax assets will be reduced by approximately $51 million as a result of this accounting change.

Reclamation and Mine Closure Obligations

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $383 million at December 31, 2003. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Changes in the variables used to calculate the liabilities can have a significant effect on the mine closing, reclamation and gas well closing liabilities. The amounts of assets and liabilities recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rate.

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

Deferred Taxes

CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2003, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $535 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary. State net operating loss carry-forwards of $52 million have been fully reserved due to the uncertainty of realizing the benefits of these carry-forwards. However, CONSOL Energy is currently exploring several tax planning strategies that may allow a portion or all of the benefit to be recognized. No other valuation allowance has been recognized because CONSOL Energy has determined that it is more likely than not that all of these deferred tax assets will be realized.

Significant management judgment is required in determining the need, if any, for a valuation allowance to be recorded against the deferred tax assets. CONSOL Energy’s need for a valuation allowance is based on both positive and negative evidence regarding its ability to generate sufficient future regular taxable income to realize its deferred tax assets. For the year ended December 31, 2003, our principal evaluation focused on if, and when, CONSOL Energy would return to being a regular versus an alternative minimum taxpayer. Positive evidence included the level of sales and pricing currently being negotiated under fixed price contracts, the projected reversal of certain temporary book to tax differences, particularly minimum tax preference items and the ability to employ various tax planning strategies if required. Negative evidence included the book and tax losses generated in recent periods and the inability to achieve forecasted results in the recent periods. CONSOL Energy concluded that the deferred tax assets, other than the state net operating losses generated, were more likely than not realizable. Through its evaluation, CONSOL Energy forecasts to begin paying regular tax and utilizing the alternative minimum deferred tax asset within five years. Our judgments regarding future profitability may change due to future market conditions, our ability to successfully execute our business strategy and other factors. These changes, if any, may require possible valuation allowances to be recognized. These allowances could materially impact net income in the period they were to be recognized.

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

Certain Trends and Uncertainties

In addition to the trends and uncertainties described in Item I of this Annual Report on Form 10-K under “Coal Operations—Competition,” “Gas Operations—Competition” and “Regulations” and in Critical Accounting Policies and elsewhere in this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” CONSOL Energy is subject to the trends and uncertainties set forth below.

CONSOL Energy has a significant amount of debt compared to its stockholders’ equity, which limits its flexibility, imposes restrictions on the company and could hinder the company’s ability to compete and meet future capital and liquidity needs.

At December 31, 2003, CONSOL Energy had outstanding approximately $564 million in aggregate principal amount of indebtedness, including capital leases, and total stockholders’ equity of $291 million. CONSOL Energy has become leveraged as a result of its policy of paying dividends. Since 1992, the company has paid dividends aggregating $1.2 billion, approximately the amount of its aggregate net income for the same period.

The degree to which CONSOL Energy is leveraged could have important consequences to the company, including the following:

•	a portion of the company’s cash flow must be used to pay interest on its indebtedness and therefore is not available for use in the company’s business;

•	the company’s indebtedness increases its vulnerability to changes in general economic and industry conditions;

•	the company’s ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or other purposes could be impaired;

•	because some of the company’s borrowings are short-term or at variable rates of interest, it is vulnerable to interest rate fluctuations, which could result in it incurring higher interest expenses if interest rates increase; and

•	the company’s failure to comply with covenants and restrictions contained in the terms of its borrowings could lead to a default which could cause all or a significant portion of its debt to become immediately payable.

Stockholders’ equity was reduced by comprehensive losses of approximately $9 million in 2003, $56 million in 2002 and $37 million in 2001. These losses relate primarily to the recognition of a minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. CONSOL Energy’s minimum pension liability generally is calculated annually and reflects a number of factors including conditions in the stock markets and interest rates. The company cannot predict whether it will be required to recognize such losses in the future. Further comprehensive losses would reduce the company’s stockholders’ equity and possibly preclude the company paying dividends, which likely would adversely affect the company’s stock price. For these and other reasons, CONSOL Energy may not pay dividends at the same levels as in recent periods or at all.

The SEC has informed CONSOL Energy that it is conducting an inquiry regarding certain matters, which may include allegations contained in an anonymous letter that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities.

CONSOL Energy received a copy of an anonymous letter addressed to the SEC and delivered to its independent auditors, PricewaterhouseCoopers LLP. The letter, and other anonymous letters received subsequently, contain numerous allegations including assertions that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities. CONSOL Energy has been informed that the SEC commenced an informal, non-public inquiry in October 2003 regarding certain matters, which may be related to the anonymous letter. If the SEC determined to bring action against CONSOL Energy, it could have a material adverse effect upon CONSOL Energy, its financial statements and the value of CONSOL Energy’s common stock.

CONSOL Energy reported losses in recent periods and CONSOL Energy may incur losses in future periods.

CONSOL Energy reported a net loss of $7.8 million in the twelve months ended December 31, 2003. Although CONSOL Energy reported net income for each of the twelve months ended December 31, 2002, the six months ended December 31, 2001 and the twelve months ended June 30, 2001, net income was attributable to income tax benefits in the periods ended December 31, 2002 and 2001 and benefited substantially from an export sales excise tax resolution in the twelve months ended June 30, 2001. For the twelve months ended December 31, 2003 and 2002 and the six months ended December 31, 2001, CONSOL incurred losses before income tax benefits of $33.5 million, $40.4 million and $19.6 million, respectively. The company’s results reflect a number of factors in each period. For example, a decrease in tons of coal produced and tons of coal sold as a result of higher than usual customer inventory levels, decreased average sales price for gas in the industrial sector and lower demand for gas during the 2001-2002 winter heating season resulted in high levels of gas storage. During the fourth quarter of 2003, results were adversely affected by production problems at a number of mines. These and other conditions, including conditions beyond the company’s control, could continue to affect its business, and the company may incur losses in the future.

If CONSOL Energy determines that some or all of its deferred tax assets will not be realized then it will need to reduce its deferred tax assets which could materially reduce the company’s operating results and stockholders’ equity and possibly preclude dividend payments.

CONSOL Energy accounts for its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Statement of Financial Accounting Standard No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2003, CONSOL Energy had deferred tax assets in excess of deferred tax liabilities of approximately $535 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary. Realization of CONSOL Energy’s deferred tax assets is principally dependent upon its achievement of projected future coal and non-coal mining regular taxable income. CONSOL Energy’s judgments regarding future profitability may change due to future market conditions, its ability to continue to successfully execute its business strategy and other factors. These changes, if any, may require possible valuation allowances to be recognized. These allowances could materially reduce CONSOL Energy’s operating results and stockholders’ equity and possibly preclude dividend payments, which likely would adversely affect the price of CONSOL Energy common stock.

CONSOL Energy may need substantial additional financing in order for it to fund its operations, capital expenditures and to meet other obligations.

CONSOL Energy has announced that it will incur approximately $340 million to $364 million for capital expenditures during 2004 for maintenance of production and expansion projects. CONSOL Energy, along with other participants in the coal industry, has been informed by insurance companies that they no longer will provide surety bonds for workers’ compensation and other post employment benefits without collateral. As a result, CONSOL Energy has satisfied these obligations by providing letters of credit or other assurances of payment. However, the issuance of letters of credit under the company’s bank credit facilities reduces amounts that it can borrow under its bank credit facilities for other purposes, including to fund operations and capital expenditures. Cash generated by operations may not be sufficient to fund the Company’s currently planned capital expenditures and to provide the collateral necessary to meet workers’ compensation and other post employment benefits performance obligations. For these and other reasons, CONSOL Energy may need substantial additional financing. CONSOL Energy cannot be certain that it will be able to raise additional financing, as required, or that any financing, if available, will be on terms acceptable to the company. Debt financing would increase the company’s interest expense, reducing operating results, and could include covenants that are more restrictive than those in its current financings, including limitations on the payment of dividends and on the incurrence of additional debt. The issuance of additional equity could be dilutive to CONSOL Energy’s existing stockholders. If CONSOL Energy cannot obtain financing, it could reduce capital expenditures, particularly for expansion projects. Such a reduction in spending for these projects, however, could adversely affect future performance.

CONSOL Energy may be unable to comply with restrictions imposed by its senior credit facility which could result in a default under these agreements.

CONSOL Energy’s senior credit facility imposes a number of restrictions on the company. A failure to comply with these restrictions could adversely affect CONSOL Energy’s ability to borrow under its senior credit facility or result in an event of default under these agreements and its other debt. The company’s senior credit facility contains financial and other covenants that create limitations on its ability to, among other things, borrow the full amount under its senior credit facility or incur additional debt, and requires CONSOL Energy to maintain various financial ratios and comply with various other financial covenants. These financial covenants include a funded debt ratio that requires that CONSOL Energy maintain a ratio of total indebtedness for borrowed money as of the last day of each quarter to total earnings before interest, taxes, depreciation and amortization, excluding any extraordinary gains or losses for the four quarters ended on that date of not more than 3.5 to 1 and a ratio for the last four consecutive quarters of total earnings before interest, taxes, depreciation, amortization and excluding any extraordinary gains or losses, to total interest payable (including amortization of debt discount) on indebtedness for borrowed money of not less than 4.5 to 1. A covenant also limits capital expenditures to $455 million for the fiscal year ending December 31, 2004 and $470 million for the fiscal year ending December 31, 2005. CONSOL Energy’s ability to comply with these restrictions depends upon its operating results, which recently have deteriorated from earlier periods, and it may be unable to comply with these covenants and other restrictions in its senior credit facility. In the event of a default, CONSOL Energy’s lenders could terminate their commitments to the company and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, the company might not be able to pay these amounts or the company might be forced to seek an amendment to its debt agreements which could make the terms of these agreements more onerous for the company. Failure to comply with these restrictions, even if waived by the company’s bank lenders, also could adversely affect the company’s credit ratings, which could increase the costs of debt financings to the company and impair its ability to obtain additional debt financing.

CONSOL Energy’s credit ratings have recently been downgraded to a sub-investment grade rating, which could adversely affect its costs and expenses.

In December 2003, Standard and Poor’s classed CONSOL Energy’s long-term debt as BB- (13th lowest out of 22 rating categories). The rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The negative sign shows relative standing within the rating category. At the same time, Standard and Poor’s placed CONSOL Energy’s senior unsecured debt rating on credit watch with negative implications.

In December 2003, Moody’s Investor Service classed CONSOL Energy’s long-term debt as Ba3 (13th lowest out of 21 rating categories). The rating remains under review for possible further downgrade. Bonds that are rated Ba are considered to have speculative elements; their future cannot be considered as well-assured. The protection of interest and principal payments on debt rated Ba is considered moderate, and thereby not well safeguarded during both good and bad times. Uncertainty of ability to repay characterizes bonds in this class. The modifier 3 indicates that the obligation ranks in the lower end of its generic rating category.

The downgrading of CONSOL Energy’s credit ratings could adversely affect CONSOL Energy’s ability to borrow and result in more restrictive borrowing terms, including increased borrowing costs, more restrictive covenants and the extension of less open credit. This in turn could affect the company’s operational flexibility.

CONSOL Energy may not be able to maintain its competitive position because coal and gas markets are highly competitive and are affected by factors beyond CONSOL Energy’s control.

CONSOL Energy competes with coal producers in various regions of the United States for domestic sales, and it competes both with domestic and foreign coal producers for sales in international markets. Demand for the company’s coal by its principal customers is affected by the price of competing coal and alternative fuel supplies, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power. CONSOL Energy sells coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition.

A significant decline in the prices CONSOL Energy receives for its coal and gas could adversely affect the company’s operating results and cash flows.

CONSOL Energy’s results of operations are highly dependent upon the prices it receives for its coal and gas, which are closely linked to consumption patterns of the electric generation industry and certain industrial and residential patterns where gas is the principal fuel. Extended or substantial price declines for coal or gas would adversely affect the company’s operating results for future periods and the company’s ability to generate cash flows necessary to improve productivity and expand operations. For example, in 1998, 1999 and 2001, demand for coal decreased because of the warm winters in the northeastern United States. This resulted in increased inventories that caused pricing decreases. Natural gas prices have been volatile.

CONSOL Energy may not be able to produce sufficient amounts of coal to fulfill its customers’ requirements, which could harm the company’s customer relationships.

CONSOL Energy may not be able to produce sufficient amounts of coal to meet customer demand, including amounts that the company is required to deliver under long-term contracts. CONSOL Energy’s inability to satisfy its contractual obligations could result in its customers initiating claims against the company. The company’s inability to satisfy demand could otherwise harm its relationships with its customers.

If the coal or gas industry experiences overcapacity in the future, CONSOL Energy’s profitability could be impaired.

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

If customers do not extend existing contracts or enter into new long-term contracts for coal, the stability and profitability of CONSOL Energy’s operations could be affected.

During the twelve months ended December 31, 2003, approximately 95% of the coal CONSOL Energy produced was sold under contracts with terms of one year or more. If a substantial portion of CONSOL Energy’s long-term contracts are modified or terminated, the company would be adversely affected if the company is unable to replace them or if its new contracts were not at the same level of profitability. The profitability of the company’s long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, and includes the company’s production costs and other factors. Price changes, if any, provided in long-term supply contracts are not intended to reflect the company’s cost increases, and therefore increases in its costs may reduce the company’s profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase the company’s exposure to short-term coal price volatility. As a result, CONSOL Energy may not be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or the company’s cost structure) and long-term contracts may not contribute to the company’s profitability.

CONSOL Energy depends on two customers for a significant portion of its revenues and the loss of either one of these customers could adversely affect the company.

During the twelve months ended December 31, 2003, two customers accounted for approximately 21% of CONSOL Energy’s total revenue and one customer, Allegheny Energy, alone accounted for approximately 14% of its total revenue. The company’s business and operating results could be adversely affected if either one of these customers does not continue to purchase the same amount of coal or gas as it has purchased from the company in the past or on terms, including pricing, it has under existing agreements.

Some of CONSOL Energy’s long-term contracts require it to supply all of its customers’ coal needs. If these customers’ coal requirements decline, the company’s operating results may be adversely affected.

CONSOL Energy has requirements contracts with certain customers which require it to supply all of those customers’ coal needs but allow the customers to defer or vary the amount of coal that they accept. For example, during 2002, the reduction in the amount required by certain of these customers contributed to the reduction in the company’s earnings when the company could not find alternative customers at the same price and volume levels. If these or other customers with requirements contracts need less coal in the future, it could adversely affect the company’s operating results.

The creditworthiness of CONSOL Energy’s customer base has declined.

CONSOL Energy’s ability to receive payment for coal or gas sold depends on the creditworthiness of its customers. In general, the creditworthiness of the company’s customers has declined. If this trend were to continue, the number of customers with acceptable credit profiles could decline. The bankruptcy of a customer could result in a loss of revenue for coal or gas already shipped, or in adverse changes to CONSOL Energy’s sales contracts being imposed by the courts.

CONSOL Energy may not be able to accomplish acquisitions effectively, which requires it to outbid competitors, obtain financing on acceptable terms and integrate acquired operations.

The energy industry is a rapidly consolidating industry, with many companies seeking to consummate acquisitions and increase their market share. In this environment, CONSOL Energy competes and will continue to compete with many other buyers for acquisitions. Some of those competitors may be able to outbid the company for acquisitions because they have greater financial resources. As a result of these and other factors, future acquisitions may not be available to the company on attractive terms. CONSOL Energy’s ability to consummate any acquisition will be subject to various conditions, including the negotiation of satisfactory agreements and obtaining necessary regulatory approvals and financing. Once any acquisition is completed, the company may not be able to achieve expected operating benefits through cost reductions, increased efficiency and integration with the company’s existing operations. As a result, the company’s operating results may be adversely affected.

Disputes with CONSOL Energy’s customers concerning contracts can result in litigation, which could result in it paying substantial damages or incurring loss of revenues.

From time to time, CONSOL Energy has disputes with company customers over the provisions of long-term contracts relating to, among other things, coal quality, pricing and quantity. The company may not be able to resolve any future disputes in a satisfactory manner, which could result in the company paying substantial damages or suffering reduced revenues.

Coal mining is subject to conditions or events beyond CONSOL Energy’s control, which could cause its quarterly or annual results to deteriorate.

CONSOL Energy’s coal mining operations are predominantly underground mines. These mines are subject to conditions or events beyond CONSOL Energy’s control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on the company’s operating results. These conditions or events have included:

•	variations in thickness of the layer, or seam, of coal;

•	amounts of rock and other natural materials intruding into the coal seam and other geological conditions;

•	equipment failures or repair;

•	fires and other accidents; and

•	weather conditions.

CONSOL Energy faces numerous uncertainties in estimating its economically recoverable coal reserves, and inaccuracies in the company’s estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond the company’s control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about the company’s reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by the company’s staff. None of the company’s coal reserve estimates has been reviewed by independent experts.

Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to the company’s reserves will likely vary from estimates, and these variances may be material. As a result, the company’s estimates may not accurately reflect its actual reserves.

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

CONSOL Energy’s future drilling activities may not be successful, and the company cannot be sure that its drilling success rates will not decline. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Also, CONSOL Energy may not be able to obtain any options or lease rights in potential drilling locations that it identifies which, among other things, could prevent it from producing gas at potential drilling locations.

The coal beds from which CONSOL Energy produces methane gas frequently contain water which may hamper the company’s ability to produce gas in commercial quantities.

The amount of coalbed methane that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can flow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The company’s ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not it can produce gas in commercial quantities.

Disruption of rail, barge and other systems which deliver CONSOL Energy’s coal, or of pipeline systems which deliver CONSOL Energy’s gas, or an increase in transportation costs could make the company’s coal or gas less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair the company’s ability to supply coal to customers and adversely affect its profitability. Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make the company’s coal less competitive.

The marketability of the company’s gas production partly depends on the availability, proximity and capacity of pipeline systems owned by third parties. Unexpected changes in access to pipelines could adversely affect the company’s operations.

Government laws, regulations and other legal requirements relating to protection of the environment and health and safety matters increase CONSOL Energy’s costs of doing business and may restrict its operations.

CONSOL Energy is subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign, authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed and control of surface subsidence from underground mining. Complying with these requirements, including the terms of the company’s permits, has had, and will continue to have, a significant effect on its costs of operations and competitive position. In addition, CONSOL Energy could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental laws.

For example, CONSOL Energy incurs and will continue to incur significant costs associated with the investigation and remediation of environmental contamination under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and similar state statutes and has been named as a potentially responsible party at Superfund sites in the past. The company’s costs for these matters, which currently relate predominantly to one site, could exceed the company’s current accruals, which were $2.7 million at December 31, 2003. To date, CONSOL Energy has spent $2.3 million for remediation of this waste disposal site and related expenses. The discovery of additional contaminants or the imposition of additional clean-up obligations or other liabilities could result in substantially greater costs than the company has estimated.

CONSOL Energy must obtain governmental permits and approvals for mining operations, which can be a costly and time consuming process and result in restrictions on its operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. For example, CONSOL Energy often is required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal may have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits CONSOL Energy needs may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict the company’s ability to conduct its mining operations or to do so profitably.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards related to coal combustion. As a result, they may switch to other fuels, which would affect the volume of CONSOL Energy’s sales.

Coal contains impurities, including sulfur, mercury, chlorine and other elements or compounds, many of which are released into the air when coal is burned. Stricter environmental regulations of emissions from coal-fired electric generating plants could increase the costs of using coal thereby reducing demand for coal as a fuel source, the volume of our coal sales and price. Stricter regulations could make coal a less attractive fuel alternative in the planning and building of utility power plants in the future.

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of CONSOL Energy’s sales, the extent to which power generators switch to low-sulfur fuel could materially affect the company if it cannot offset the cost of sulfur removal by lowering the delivered costs of the company’s higher sulfur coals on an energy equivalent basis.

Other new and proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, the Environmental Protection Agency recently proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States. The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect the company’s customers, this could adversely affect its operations and results.

CONSOL Energy has significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of the company’s total reclamation and mine-closing liabilities, which are based upon permit requirements and the company’s experience, were $383 million at December 31, 2003. On January 1, 2003, CONSOL Energy adopted Statement of Financial Accounting Standards No. 143 (SFAS 143) to account for the costs related to the closure of mines and gas wells and the reclamation of the land upon exhaustion of coal and gas reserves. This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. As a result of this change in accounting principle, the company recognized a gain of $5 million, net of a tax cost of $3 million. At the time of adoption, total assets, net of accumulated depreciation, increased approximately $59 million, and total liabilities increased approximately $51 million. These amounts recorded upon adoption are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or the company’s liability in a particular year is greater than currently anticipated, the company’s future operating results could be adversely affected.

Federal, state and local authorities extensively regulate CONSOL Energy’s gas production activities.

The gas industry is subject to extensive legislation and regulation, which is under constant review for amendment or expansion. Any changes may affect, among other things, the pricing or marketing of gas production. State and local authorities regulate various aspects of gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of gas properties, environmental matters, safety standards, market sharing and well site restoration. If CONSOL Energy fails to comply with statutes and regulations, it may be subject to substantial penalties, which would decrease its profitability.

Deregulation of the electric utility industry could have unanticipated effects on CONSOL Energy’s industry.

Deregulation of the electric utility industry will enable purchasers of electricity to shop for the lowest cost suppliers. If CONSOL Energy’s electric power generator customers become more sensitive to long-term price or quantity commitments in a more competitive environment, it may be more difficult for the company to enter into long-term contracts and could subject the company’s revenue stream to increased volatility which may adversely affect the company’s profitability. Deregulation of the power industry may have other consequences for the company’s industry, such as efforts to reduce coal prices, which may have a negative effect on the company’s operating results.

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

CONSOL Energy is subject to the federal Clean Water Act and similar state laws which impose treatment, monitoring and reporting obligations.

The federal Clean Water Act and corresponding state laws affect coal mining operations by imposing restrictions on discharges into regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Clean Water Act and corresponding state laws could cause the company to incur significant additional costs that adversely affect the company’s operating results.

CONSOL Energy has significant obligations for long-term employee benefits for which it accrues based upon assumptions which, if inaccurate, could result in the company being required to expend greater amounts than anticipated.

CONSOL Energy provides various long-term employee benefits to inactive and retired employees. The company accrues amounts for these obligations. At December 31, 2003, the current and non-current portions of these obligations included:

•	post retirement medical and life insurance ($1.6 billion);

•	coal workers’ black lung benefits ($456 million); and

•	workers’ compensation ($316 million).

However, if the company’s assumptions are inaccurate, it could be required to expend greater amounts than anticipated. These obligations are unfunded, except for coal workers’ black lung benefits, of which approximately 1% was funded at December 31, 2003. In addition, several states in which the company operates consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could increase the company’s benefit expense.

If lump sum payments made to retiring salaried employees pursuant to CONSOL Energy’s defined benefit pension plan exceed the total of the service cost and the interest cost in a plan year, CONSOL Energy would need to make an adjustment to operating results equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum payment in that year, which may result in an adjustment that could materially reduce operating results.

CONSOL Energy’s defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for the Terminations Benefits”, requires that if the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, CONSOL Energy would need to recognize for that year’s results of operations an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. If lump sum payments exceed the total of the service cost and the interest cost, the adjustment could materially reduce operating results.

New regulations have expanded the definition of black lung disease and generally made it easier for claimants to assert and prosecute claims, which could increase CONSOL Energy’s exposure to black lung benefit liabilities.

In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which, according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could significantly increase CONSOL Energy’s exposure to black lung benefits liabilities.

In recent years, legislation on black lung reform has been introduced but not enacted in Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation are passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect the company’s business, financial condition and results of operations.

Fairmont Supply Company, a subsidiary of CONSOL Energy, is a co-defendant in various asbestos litigation cases which could result in making payments in the future that are material.

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 22,600 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, payments in the future with respect to pending or future asbestos cases could be material to the company’s financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy has been informed by insurance companies that, unless provided with collateral, they no longer will issue surety bonds that it and other coal mining companies are required by law to obtain.

Various federal or state laws and regulations require CONSOL Energy to obtain surety bonds or to provide other assurance of payment for certain of the company’s long-term liabilities including mine closure or reclamation costs, workers’ compensation and other post employment benefits. CONSOL Energy, along with other participants in the coal industry, has been informed by insurance companies that they no longer will provide surety bonds for workers’ compensation and other post employment benefits without collateral. The company has satisfied its obligations under these statutes and regulations by providing letters of credit or other assurances of payment. However, letters of credit can be significantly more costly to the company than surety bonds. The issuance of letters of credit under the company’s bank credit facilities also reduces amounts that it can borrow under its bank credit facilities for other purposes.

CONSOL Energy and certain of its officers are defendants in one or more purported class action lawsuits alleging the defendants issued false and misleading statements to the public that could result in CONSOL Energy making substantial payments.

On October 21, 2003, a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things: (a) that CONSOL Energy utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) that CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) that CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening the company’s financial condition; and (d) that based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Two other class action complaints have purportedly been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with either purported complaint. If CONSOL Energy is not successful in defending one or more of these lawsuits it may have to make substantial payments to the plaintiffs.

CONSOL Energy’s rights plan may have anti-takeover effects that could prevent a change of control.

On December 19, 2003, CONSOL Energy adopted a rights plan which, in certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 15% of the outstanding shares of CONSOL Energy common stock, would entitle each right holder to receive, upon exercise of the right, shares of CONSOL Energy common stock having a value equal to twice the right exercise price. For example, at an exercise price of $80 per right, each right not otherwise voided would entitle its holders to purchase $160 worth of shares of CONSOL Energy common stock for $80. Assuming that shares of CONSOL Energy common stock had a per share value of $16 at such time, the holder of each right would be entitled to purchase ten shares of CONSOL Energy common stock for $80, or a price of $8 per share, one half its then market price. This and other provisions of CONSOL Energy’s rights plan could make it more difficult for a third party to acquire the company, which could hinder stockholders’ ability to receive a premium for CONSOL Energy stock over the prevailing market prices.

CONSOL Energy’s share price may decline due to shares eligible for future sale.

A total of 52,374,425 shares of our common stock recently have been registered for resale by stockholders who purchased the shares in private placement in September and October 2003 by CONSOL Energy and its other principal stockholder RWE Rheinbraun. This substantially exceeds the approximately 22 million shares held by stockholders other than RWE before September 23, 2003, the date that it initially sold shares in a private offering. Therefore, the number of shares potentially available for trading in the public markets has significantly increased since September 23, 2003. We cannot predict the effect, if any, that future sales of shares of our common stock, or the availability of such shares for sale, would have on the market price prevailing from time to time. Sales by holders of substantial amounts of our common stock in the public market, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. A reduction in the market price of our common stock could impair our ability to raise additional capital through future public offerings of our equity securities.

CONSOL Energy is a holding company and conducts substantially all of its operations through subsidiaries. The company’s ability to service its debt and pay dividends to holders of its common stock will depend upon it receiving distributions or similar payments from its subsidiaries. Dividends are discretionary.

Because substantially all of CONSOL Energy’s operations are conducted through subsidiaries, its cash flow and, therefore, its ability to service its debt and pay dividends to holders of its common stock primarily depends upon the earnings of the company’s subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, CONSOL Energy. The subsidiaries of the company are separate and distinct legal entities and have no obligation to pay any amounts due pursuant to the company’s debt securities or to make any funds available to CONSOL Energy for the payment of dividends or otherwise. In addition, the payment of dividends and the making of loans and advances to the company by its subsidiaries may be subject to statutory or contractual restrictions, will be contingent upon the earnings of those subsidiaries and subject to various business considerations.

CONSOL Energy may not continue to pay dividends.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and is under their continuing review. The payment of dividends may be limited by the terms of additional financing. CONSOL Energy may not pay dividends in the future.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. In the past, a principal source of borrowings had been the issuance of commercial paper. In July 2003, Standard and Poor’s lowered its rating of our long-term debt to BB+(11th lowest out of 22 rating categories) with a rating outlook of stable. Standard and Poor’s defines an obligation rated “BB” as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The plus sign shows relative standing within the rating category. At the same time, Standard and Poor’s placed CONSOL Energy’s senior unsecured debt rating on CreditWatch with negative implications. As a result of the lower debt rating, CONSOL Energy was no longer able to participate as a seller in the commercial paper market. CONSOL Energy believes alternative sources of short-term borrowing, including CONSOL Energy’s Senior Revolving Credit facility and the Accounts Receivable Securitization facility described below, are available and sufficient to replace funding previously provided by the issuance of commercial paper.

In December 2003, Standard and Poor’s lowered CONSOL Energy’s rating of our long-term debt to BB- (13th lowest out of 22 rating categories). Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The negative sign shows relative standing within the rating category. At the same time, Standard and Poor’s placed CONSOL Energy’s senior unsecured debt rating on CreditWatch with negative implications.

In December 2003, Moody’s Investor Service lowered its rating of CONSOL Energy’s long-term debt from Ba1 to Ba3 (13th lowest out of 21 rating categories). The rating remains under review for possible further downgrade. Bonds which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 3 indicates that the obligation ranks in the lower end of its generic rating category.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In September 2003, CONSOL Energy completed a 364-day $150 million senior secured revolving loan agreement. The new agreement replaced a 364-day bank credit facility of $218 million that expired September 15, 2003. The 364-day $150 million facility under the new agreement was terminated on September 24, 2003 upon receipt of proceeds from the sale by CONSOL Energy of common stock in a private placement. Additionally, in September 2003, the existing multi-year senior revolving credit facility was amended to conform to the terms of the new 364-day agreement, including the provision of collateral to the participating banks consisting of substantially all of CONSOL Energy’s assets, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of CONSOL Energy’s consolidated net tangible assets. The multi-year senior credit facility, as amended, provides for an aggregate of $267 million that may be used for letters of credit and borrowings for other corporate purposes. Interest is based at CONSOL Energy’s option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on its credit rating. The multi-year senior revolving credit facility, as amended, has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.72 to 1.0 at December 31, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0, measured quarterly. This ratio was 6.89 to 1.0 at December 31, 2003. At December 31, 2003, these two financial covenants would have limited CONSOL Energy’s additional borrowing capacity at an average interest rate of 7% to approximately $180 million. The senior revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $293.5 million, $455.0 million and $470.0 million for the twelve months ending December 31, 2003, 2004 and 2005, respectively. Capital expenditures were $290.7 for the twelve months ended December 31, 2003. At December 31, 2003, this facility had approximately $12.3 million letters of credit issued and $65.0 million of borrowings outstanding, leaving approximately $189.7 million of unused capacity. At February 1, 2004, there was approximately $28.5 million of letters of credit issued and $108.0 million of borrowings outstanding against it, leaving approximately $130.3 million of unused capacity.

In September 2003, CONSOL Energy sold 11.0 million shares of its common stock in a private placement. The net proceeds of approximately $190 million were placed in an interest bearing restricted cash account, to which CONSOL Energy has limited withdrawal rights, that will be used to support letters of credit issued on behalf of CONSOL Energy to satisfy financial assurance requirements with respect to environmental reclamation and self-insurance employee benefits obligations under various state and federal laws. CONSOL Energy must maintain a balance in the account equal to or greater than 102.5% of the aggregate amount of all letters of credit issued. At December 31, 2003, 28 letters of credit have been issued that are supported by the restricted cash account. The face amount of the letters of credit total $184.8 million and were issued to;

•	The United Mine Workers’ of America 1992 Benefit Fund;

•	The Illinois Industrial Commission, Old Republic Insurance, Travelers Casualty & Surety Co., West Virginia Workers’ Compensation Division, United States Department of Labor, the Commonwealth of Kentucky and Maryland Workers’ Compensation Commission for self insuring workers’ compensation;

•	Highmark Life and Casualty for employee healthcare insurance;

•	The Bank of Nova Scotia, Commonwealth of Kentucky, the Commonwealth of Pennsylvania and the West Virginia Department of Environmental Protection for guarantee of performance of environmental obligations; and

•	Commonwealth of Pennsylvania for guarantee of subsidence bonds.

Several of these letters of credit were previously issued under the Senior Revolving Credit Facility.

In April 2003, CONSOL Energy and certain of its U.S. Subsidiaries entered into a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds are consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At December 31, 2003, eligible accounts receivable total approximately $109 million, of which the subordinated retained interest was approximately $1 million. Accordingly, $108 million of accounts receivable were removed from the consolidated balance sheet at December 31, 2003. The proceeds are included in cash flows from operating activities in the consolidated statement of cash flows.

CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments in 2004 and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year). CONSOL Energy has also entered into five float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts resulted in other comprehensive loss of $3.6 million (net of $2.3 million of deferred tax) at December 31, 2003.

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

Cash Flows (in millions)

	2003 Period	2002 Period	Change
Cash flows from operating activities	$381	$330	$51
Cash provided by (used in) investing activities	$(205)	$(340)	$135
Cash provided by (used in) financing activities	$(182)	$6	$(188)

Cash flows from operating activities have increased primarily due to the following items:

•	The Accounts Receivable Securitization Facility that will provide, on a revolving basis, up to $125 million of short-term funding. Costs for drawing against this facility are based on commercial paper interest rates. At December 31, 2003, eligible accounts receivable total approximately $109 million, of which the subordinated interest retained by CONSOL Energy was approximately $1 million. Accordingly, $108 million of accounts receivable were removed from the consolidated balance sheet at December 31, 2003.

•	The receipt of approximately $68 million of refunds in the 2003 period for our black lung excise tax claims and related interest for the years 1994 to1999 compared to $4 million of refunds with respect to these claims in the 2002 period.

•	Coal inventories decreased 1.5 million tons in the 2003 period compared to an increase of 1.2 million tons in the 2002 period.

•	Higher workers’ compensation payments in the 2003 period due to a $21.6 million one-time payment made to the State of West Virginia. The one-time workers’ compensation payment was to settle a dispute with the State of West Virginia Workers’ Compensation Division related to the non-payment of workers’ compensation premiums.

•	Other post-employment benefits were paid out of operating cash flows in the 2003 period. These benefits were primarily paid from trust assets in the 2002 period and did not impact operating cash flow.

•	Receivables of $27.4 million in 2003 related to the expected insurance recoveries for two mine fires.

•	Decreases in net income as previously discussed.

Net cash used in investing activities decreased primarily due to the following items:

•	Additional proceeds from sales of assets received in the 2003 period compared to 2002 period. The increase in proceeds was due mainly to the sale of CONSOL Energy’s Canadian coal assets and port facilities to Fording Inc. for a note and cash in February 2003. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. CONSOL Energy sold the coal trust units in March 2003.

•	A decrease in the amounts invested in equity affiliates in the 2003 period compared to the 2002 period. In 2002, CONSOL Energy invested $28 million in a joint-venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility in the 2002 period. CONSOL Energy also invested in the Line Creek Mine equity affiliate in the 2002 period. The Line Creek equity affiliate was sold as part of the Canadian asset sale in the first quarter of 2003.

Net cash used in financing activities changed primarily due to the following items;

•	Approximately $246 million in cash received in the 2002 period from the issuance of the 7.875% notes due 2012.

•	In 2003, payments of all amounts outstanding under the commercial paper program due to CONSOL Energy no longer being able to participate in the commercial paper market, as discussed previously.

•	Scheduled long term payments on unsecured notes reduced outstanding debt in the 2002 period with no comparable payment in 2003 period.

•	Proceeds of approximately $65 million were received from amounts drawn against the Senior Revolving Credit Facility, as discussed previously.

•	Dividend payments were reduced in the 2003 period compared to the 2002 period due to the reduction of quarterly dividend payments to $0.14 per share beginning with the quarter ended June 30, 2002 from $0.28 per share for each of the previous quarters.

•	Approximately $190 million was received in the 2003 period from the sale of 11,000,000 shares of common stock in a private placement in September 2003. The net proceeds of approximately $190 million were subsequently placed in an interest bearing restricted cash account, from which CONSOL Energy has limited withdrawal rights, that will be used to support letters of credit issued on behalf of CONSOL Energy to satisfy financial assurance requirements of environmental reclamation and self-insurance employee benefits under various state and federal laws.

The following is a summary of our significant contractual obligations at December 31, 2003 (in thousands):

Payments due by Year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Short-term Notes Payable	$68,760	—	—	—	$68,760
Long-term Debt	48,592	10,065	58,105	375,595	492,357
Capital Lease Obligations	4,738	—	—	—	4,738
Operating Lease Obligations	17,064	26,885	16,309	7,786	68,044

Total Contractual Obligations	$139,154	$36,950	$74,414	$383,381	$633,899

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at December 31, 2003 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$358,371	$638,461	$595,053	$1,591,885

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

Capital expenditures were approximately $291 million in the 2003 period compared to approximately $295 million in the 2002 period. We currently anticipate capital expenditures for the year ending December 31, 2004 to be approximately $340 million to $360 million. However, we may choose to defer certain capital projects in light of operating results and the availability of financing. Capital expenditures for pollution abatement and reclamation are projected to be $3.7 million for the year ending December 31, 2004. Our capital expenditures have been and will be primarily used for replacement of mining and gas equipment, the expansion of mining and gas capacity and projects to improve the efficiency of the mining and gas operations. The projected capital expenditures for 2004 are not committed and are expected to be funded with cash generated by operations and existing borrowing capacity. In addition, cash requirements to fund employee-related, mine closure and other long-term liabilities included above, along with obligations related to long-term debt, capital and operating leases, are expected to be funded with cash generated by operations and existing borrowing capacity.

Debt

At December 31, 2003, CONSOL Energy had total long-term debt of $495 million outstanding, including current portion of long-term debt of $53 million. This long-term debt consisted of:

•	An aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy subsidiaries that incur or guarantee certain indebtedness. The notes are senior unsecured obligations and will rank equally with all other unsecured and unsubordinated indebtedness of the guarantors;

•	An aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates ranging from 8.21% to 8.28% per annum and are due at various dates between 2004 and 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$17 million aggregate principal amount of borrowings under a term loan facility which allows CONSOL Energy Australia Pty Limited to borrow up to $17 million through March 31, 2004. The borrowed funds must be used for expenditures related to the design, construction, and acquisition of longwall mining equipment and infrastructure upgrades for the longwall mining equipment to enable the extraction of coal using longwall mining methods at Glennies Creek Mine, the joint venture owned 50% by CONSOL Energy Australia Pty Limited. Interest is paid quarterly at a rate of LIBOR plus 1.75%. The principal is payable in equal installments on March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009. This debt was assumed by the purchaser of Glennies Creek Mine on February 25, 2004.

•	$31 million in advance royalty commitments with an average interest rate of 8.723% per annum;

•	An aggregate principal amount of $5 million of capital leases with an interest rate of 7.05% to 7.5% per annum;

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 3.21% due at various dates ranging from 2004 through 2031.

At December 31, 2003, CONSOL Energy had an aggregate principal amount of $65 million of borrowings and approximately $12 million of letters of credit outstanding on the senior revolving credit facility. The senior revolving credit facility is secured by substantially all of the Company’s assets, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of the Company’s consolidated net tangible assets. The senior revolving credit facility provides for an aggregate of $267 million that may be used for letters of credit and borrowings for other corporate purposes. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating.

The senior revolving credit facility has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.73 to 1.0 at December 31, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0, measured quarterly. This ratio was 6.87 to 1.0 at December 31, 2003. The senior revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $293.5 million, $455.0 million and $470.0 million for the twelve months ending December 31, 2003, 2004 and 2005, respectively. Capital expenditures were $290.7 for the twelve months ended December 31, 2003.

A subsidiary of CONSOL Energy also had $4 million aggregate principal amount of short-term debt outstanding under a working capital bank facility utilized by the joint venture operations at the Glennies Creek Mine in Australia. Drawings against this facility are made in Australian dollars and interest is based on the Australian Bank Bills Rate reset monthly. This debt was assumed by the purchaser of Glennies Creek mine on February 25, 2004.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $291 million at December 31, 2003 and $162 million at December 31, 2002. Stockholders’ equity increased $190 million in the twelve months ended December 31, 2003 due to the sale of 11,000,000 shares of common stock in a private placement. Stockholders’ equity was reduced by $5 million (net of $3 million of deferred tax) in the twelve months ended December 31, 2003 due to Other Comprehensive Losses. These losses relate primarily to the recognition of minimum pension liability as a result of the negative return on plan assets for non-contributory defined benefit retirement plans. Comprehensive losses (gains) are generally calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. Comprehensive losses have also been recognized for various miscellaneous cash flow hedges, an interest rate swap agreement and an interest rate lock agreement. These transactions were reflected as comprehensive losses and decreased stockholders’ equity by approximately $4 million. See Consolidated Statements of Stockholders’ Equity and Note 28 of the Notes to Consolidated Financial Statements.

CONSOL Energy paid ordinary cash dividends of $46 million during the twelve months ended December 31, 2003, $66 million during the twelve months ended December 31, 2002 and $44 million during the six months ended December 31, 2001. The Board of Directors declared a dividend on January 30, 2004 of $0.14 per share of common stock for shareholders of record on February 10, 2004, payable on February 27, 2004. The Board of Directors currently intends to pay quarterly dividends on the common stock. The declaration and payment of dividends by CONSOL Energy is subject to the discretion of the Board of Directors, and no assurance can be given that CONSOL Energy will pay such dividends or any additional dividends in the future. The determination as to the payment of dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy’s ability to pay cash dividends, except that the credit facility would not permit dividend payments in the event of a default.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on CONSOL Energy’s results of operations for the twelve months ended December 31, 2003, twelve months ended December 31, 2002 and the six months ended December 31, 2001.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective October 9, 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after December 15, 2003 for variable interest entities in which an enterprise is acquired before February 1, 2003. As of December 31, 2003, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

In May 2003, Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued and will be effective for CONSOL Energy for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company for the third quarter 2003. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. As of December 31, 2003, CONSOL Energy does not hold any mandatorily redeemable freestanding financial instruments.

Effective December 31, 2003, CONSOL adopted Statement of Financial Accounting Standards (SAFS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits—an amendment of SFAB No. 87, 88 and 106.” This standard requires additional disclosure about an employer’s pension plans and postretirement benefit plans such as; the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during the interim periods. See Note 19 to the Consolidated Financial Statements of this Form 10-K for additional details.

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

Sensitivity analyses of the incremental effects on pre-tax income for the twelve months ended December 31, 2003 of a hypothetical 10 percent and 25 percent change in natural gas prices, foreign exchange and interest rates for open derivative instruments as of December 31, 2003 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$20.6	$37.8
Foreign Currency (b)	$1.1	$2.7
Interest Rates (c)	$0.3	$0.7

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2003 through 2005 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a loss of $5.4 million (net of $3.5 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.
(b)	CONSOL Energy uses foreign currency contracts to fix the costs of anticipated Australian dollar capital expenditures. The U.S. dollar notional amount of all foreign currency contracts was $29 million as of December 31, 2003. The sensitivity analysis reflects a direct correlation between increases in foreign currency exchange rates relative to the U.S. dollar and a benefit to earnings. When foreign currency exchange rates increase relative to the U.S. dollar, pre-tax income increases. The fair value of these contracts resulted in $4.9 million of income in the 2003 period.
(c)	CONSOL Energy uses interest rate swaps to hedge the interest rate risk exposure of forecasted interest payments on CONSOL Energy Australia Pty Ltd’s, one of CONSOL Energy’s subsidiaries, outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt. The fair value of these contracts was a loss of $0.8 million (net of $0.5 million deferred tax). The use of these contracts is monitored by CONSOL Energy’s executive management and treasury group.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2003, CONSOL Energy had outstanding $495 million aggregate principal amount of debt under fixed-rate instruments and $69 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its commercial paper program in which CONSOL Energy was unable to participate after July 2003, and its senior revolving credit facility. At December 31, 2003, CONSOL Energy had no commercial paper outstanding and had an aggregate of $65 million outstanding on the senior revolving credit facility. CONSOL Energy’s commercial paper and senior revolving facility bore interest at a weighted average rate of 2.3% during the twelve months ended December 31, 2003. At December 31, 2002, CONSOL Energy had an aggregate of $203 million in commercial paper outstanding. CONSOL Energy’s commercial paper bore interest at an average rate of 2.1% during the twelve months ended December 31, 2002. A 100 basis-point increase in the average rate for CONSOL Energy’s commercial paper and senior revolving facility would have decreased the twelve months ended December 31, 2003 net income by approximately $0.5 million. A 100 basis-point increase in the average rate for CONSOL Energy’s commercial paper would have decreased CONSOL Energy’s twelve months ended December 31, 2002 net income by approximately $1.8 million. The fair value of CONSOL Energy’s financial instruments is set forth in Note 27 and Note 28 of the Notes to Consolidated Financial Statements.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Auditors	89

Consolidated Statements of Income (Loss) for the Twelve Months Ended December 31, 2003, December 31, 2002, Six Months Ended December 31, 2001 and Twelve Months Ended June 30, 2001	91

Consolidated Balance Sheets at December 31, 2003, December 31, 2002 and December 31, 2001	92

Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended December 31, 2003, December 31, 2002, Six Months Ended December 31, 2001 and Twelve Months Ended June 30, 2001	93

Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2003, December 31, 2002, Six Months Ended December 31, 2001 and Twelve Months Ended June 30, 2001	94

Notes to Consolidated Financial Statements	95

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

CONSOL Energy Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (the Company) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

Pittsburgh, Pennsylvania

February 20, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

CONSOL Energy Inc.

We have audited the consolidated balance sheets of CONSOL Energy Inc. and subsidiaries (CONSOL Energy) as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the six months ended December 31, 2001 and for the twelve months ended June 30, 2001. These financial statements are the responsibility of CONSOL Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy at December 31, 2001 and the consolidated results of their operations and their cash flows for the six months ended December 31, 2001 and for the twelve months ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

Pittsburgh, Pennsylvania

January 16, 2002,

except for the information included in Note 30 and Note 31

related to the periods December 31, 2001

and prior as to which the date is March 5, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Sales Outside	$2,041,482	$2,002,541	$964,460	$2,113,914
Sales—Related Parties (Note 3)	1,369	804	—	9,288
Freight—Outside	114,020	133,852	70,314	157,037
Freight—Related Parties (Note 3)	562	564	—	3,903
Other Income (Note 4)	65,033	45,837	31,223	70,457

Total Revenue and Other Income	2,222,466	2,183,598	1,065,997	2,354,599
Costs of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	1,624,016	1,543,189	761,146	1,554,867
Freight Expense	114,582	134,416	70,314	160,940
Selling, General and Administrative Expenses	77,571	65,888	31,493	63,043
Depreciation, Depletion and Amortization	242,152	262,873	120,039	243,272
Interest Expense (Note 5)	34,451	46,213	16,564	57,598
Taxes Other Than Income (Note 6)	160,209	172,479	80,659	158,066
Export Sales Excise Tax Resolution (Note 7)	(614)	(1,037)	5,402	(123,522)
Restructuring Costs (Note 8)	3,606	—	—	—

Total Costs	2,255,973	2,224,021	1,085,617	2,114,264
Earnings (Loss) Before Income Taxes	(33,507)	(40,423)	(19,620)	240,335
Income Taxes (Benefits) (Note 9)	(20,941)	(52,099)	(20,679)	56,685

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	$(12,566)	$11,676	$1,059	$183,650

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, Net of Income Taxes of $3,035 (Note 10)	$4,768	$—	$—	$—

Net Income (Loss)	$(7,798)	$11,676	$1,059	$183,650

Earnings (Loss) per Share (Note 1):
Basic	$(0.10)	$0.15	$0.01	$2.34

Dilutive	$(0.10)	$0.15	$0.01	$2.33

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	81,732,589	78,728,560	78,699,732	78,613,580

Dilutive	82,040,418	78,834,023	78,920,046	78,817,935

Dividends per Share	$0.56	$0.84	$0.56	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	December 31,
	2003	2002	2001
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,513	$11,517	$15,582
Accounts and Notes Receivable:
Trade	89,971	205,891	220,442
Other Receivables	91,401	127,226	123,336
Inventories (Note 11)	103,358	135,621	113,894
Recoverable Taxes	20,257	21,935	—
Deferred Income Taxes (Note 9)	125,938	92,236	54,708
Prepaid Expenses	33,402	28,411	42,274

Total Current Assets	470,840	622,837	570,236
Property, Plant and Equipment (Note 13):
Property, Plant and Equipment	5,495,096	5,257,456	4,965,659
Less—Accumulated Depreciation, Depletion and Amortization	2,808,638	2,651,233	2,361,052

Total Property, Plant and Equipment—Net	2,686,458	2,606,223	2,604,607
Other Assets:
Deferred Income Taxes (Note 9)	409,090	420,718	520,906
Intangible Assets (Note 14)	375,049	388,362	403,347
Restricted Cash	190,918	—	—
Investment in Affiliates	84,878	135,362	77,928
Other	101,745	119,658	121,708

Total Other Assets	1,161,680	1,064,100	1,123,889

TOTAL ASSETS	$4,318,978	$4,293,160	$4,298,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$134,772	$151,371	$171,923
Short-Term Notes Payable (Note 15)	68,760	204,545	77,869
Current Portion of Long-Term Debt and Capital Lease Obligations (Note 17 and 18)	53,330	8,615	72,771
Accrued Income Taxes	—	—	4,799
Other Accrued Liabilities (Note 16)	567,737	449,902	313,379

Total Current Liabilities	824,599	814,433	640,741
Long-Term Debt:
Long-Term Debt (Note 17)	441,912	485,535	464,187
Capital Lease Obligations (Note 18)	—	2,896	8,482

Total Long-Term Debt	441,912	488,431	472,669
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 19)	1,494,615	1,437,987	1,417,567
Pneumoconiosis Benefits (Note 20)	441,076	455,436	459,776
Mine Closing	312,208	332,920	333,738
Workers’ Compensation	255,785	261,250	269,075
Deferred Revenue	61,673	102,400	227,595
Salary Retirement	79,545	91,474	8,633
Reclamation	14,480	5,812	13,744
Other	102,448	140,970	183,635

Total Deferred Credits and Other Liabilities	2,761,830	2,828,249	2,913,763

Total Liabilities	4,028,341	4,131,113	4,027,173

Shareholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 91,267,558 Issued and 89,861,900 Outstanding at December 31, 2003; 80,267,558 Issued; 78,749,001 Outstanding at December 31, 2002 and 78,705,638 Outstanding at December 31, 2001	913	803	803
Capital in Excess of Par Value	833,675	643,787	643,627
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—	—
Retained Earnings (Deficit)	(425,470)	(372,017)	(317,566)
Other Comprehensive Loss (Note 23)	(102,601)	(93,370)	(37,659)
Common Stock in Treasury, at Cost—1,405,658 Shares at December 31, 2003, 1,518,557 Shares at December 31, 2002, 1,561,920 Shares at December 31, 2001	(15,880)	(17,156)	(17,646)

Total Stockholders’ Equity	290,637	162,047	271,559

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,318,978	$4,293,160	$4,298,732

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders’ Equity
Balance at June 30, 2000	$803	$642,947	$(370,152)	$(322)	(19,097)	$254,179
Net Income	—	—	183,650	—	—	183,650
Minimum Pension Liability (Net of $10 tax)	—	—	—	(15)	—	(15)

Comprehensive Income (Loss)	—	—	183,650	(15)	—	183,635
Treasury Stock Issued (118,981 Shares)	—	539	—	—	1,345	1,884
Dividends ($1.12 per Share)	—	—	(88,051)	—	—	(88,051)

Balance at June 30, 2001	803	643,486	(274,553)	(337)	(17,752)	351,647
Net Income	—	—	1,059	—	—	1,059
Minimum Pension Liability (Net of $23,761 tax)	—	—	—	(37,322)	—	(37,322)

Comprehensive Income (Loss)	—	—	1,059	(37,322)	—	(36,263)
Treasury Stock Issued (9,383 shares)	—	141	—	—	106	247
Dividends ($.56 per Share)	—	—	(44,072)	—	—	(44,072)

Balance at December 31, 2001	803	643,627	(317,566)	(37,659)	(17,646)	271,559
Net Income	—	—	11,676	—	—	11,676
Minimum Pension Liability (Net of $34,438 tax)	—	—	—	(54,092)	—	(54,092)
Treasury Rate Lock (Net of $476 tax)	—	—	—	746	—	746
Interest Rate Swap Contract (Net of $338 tax)	—	—	—	(531)	—	(531)
Gas Cash Flow Hedge (Net of $1,168 tax)	—	—	—	(1,834)	—	(1,834)

Comprehensive Income (Loss)	—	—	11,676	(55,711)	—	(44,035)
Treasury Stock Issued (42,729 shares)	—	160	—	—	490	650
Dividends ($.84 per share)	—	—	(66,127)	—	—	(66,127)

Balance at December 31, 2002	803	643,787	(372,017)	(93,370)	(17,156)	162,047
Net Income (Loss)	—	—	(7,798)	—	—	(7,798)
Issuance of Common Stock	110	189,442	—	—	—	189,552
Minimum Pension Liability (Net of $2,789 tax)	—	—	—	(5,279)	—	(5,279)
Treasury Rate Lock (Net of $53 Tax)	—	—	—	(81)	—	(81)
Interest Rate Swap Contract (Net of $176 Tax)	—	—	—	(276)	—	(276)
Gas Cash Flow Hedge (Net of $2,289 tax)	—	—	—	(3,595)	—	(3,595)

Comprehensive Income (Loss)	—	—	—	(9,231)	—	(9,231)
Treasury Stock Issued (112,899 shares)	—	446	—	—	1,276	1,722
Dividends ($.56 per share)	—	—	(45,655)	—	—	(45,655)

Balance at December 31, 2003	$913	$833,675	$(425,470)	$(102,601)	$(15,880)	$290,637

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31,	For the Twelve Months Ended June 30,
	2003	2002	2001	2001
Cash Flows from Operating Activities:
Net Income (Loss)	$(7,798)	$11,676	$1,059	$183,650
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(4,768)	—	—	—
Depreciation, Depletion and Amortization	242,152	262,873	120,039	243,272
Gain on Sale of Assets	(23,372)	(13,307)	(6,857)	(15,280)
Amortization of Advance Mining Royalties	7,013	9,946	5,589	17,192
Deferred Income Taxes	(18,511)	(45,557)	(20,943)	28,631
Equity in Earnings of Affiliates	8,851	9,818	(796)	(19,437)
Changes in Operating Assets:
Accounts Receivable Securitization	108,000	—	—	—
Accounts and Notes Receivable	40,745	12,061	58,677	(91,489)
Inventories	27,044	(21,727)	(10,692)	61,807
Prepaid Expenses	(8,210)	13,878	(14,138)	(4,247)
Changes in Other Assets	17,168	8,540	63,475	(21,827)
Changes in Operating Liabilities:
Accounts Payable	(5,823)	(20,552)	5,188	787
Other Operating Liabilities	99,096	164,343	(135,801)	27,300
Changes in Other Liabilities	(91,354)	(61,690)	30,977	24,233
Other	(9,106)	(746)	(2,693)	1,247

	388,925	317,880	92,025	252,189

Net Cash Provided by Operating Activities	381,127	329,556	93,084	435,839

Cash Flows from Investing Activities:
Capital Expenditures	(290,652)	(295,025)	(162,700)	(213,132)
Additions to Intangible Assets	(10,196)	(5,155)	(3,318)	(6,106)
Proceeds from Sale of Assets	108,904	28,213	5,601	12,875
Acquisitions—Net of Cash Acquired (Note 2)	—	—	162,738	(39,072)
Investment in Equity Affiliates	(12,670)	(67,969)	(13,919)	12,114

Net Cash Used in Investing Activities	(204,614)	(339,936)	(11,598)	(233,321)

Cash Flows from Financing Activities:
Payments on Commercial Paper	(202,953)	(119,993)	(36,564)	(102,455)
Payments on Long-Term Notes	—	(66,000)	—	—
Proceeds from Short-Term Debt	65,000	—	—	—
Payments on Miscellaneous Borrowings	(22)	(4,285)	(1,915)	(5,227)
Proceeds from Long-Term Notes	1,757	261,803	—	—
Proceeds from Treasury Rate Lock	—	1,332	—	—
Payments for Bond Issuance Costs	—	(1,065)	—	—
Dividends Paid	(45,613)	(66,086)	(44,050)	(88,014)
Deposits to Restricted Cash	(190,918)	—	—	—
Proceeds from Issuance of Common Stock, Net of Costs	189,552	—	—	—
Issuance of Treasury Stock	1,680	609	—	1,622

Net Cash Provided by (Used in) Financing Activities	(181,517)	6,315	(82,529)	(194,074)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,004)	(4,065)	(1,043)	8,444
Cash and Cash Equivalents at Beginning of Period	11,517	15,582	16,625	8,181

Cash and Cash Equivalents at End of Period	$6,513	$11,517	$15,582	$16,625

The accompanying notes are an integral part of these consolidated financial statements.

See Note 25—Supplemental Cash Flow Information

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Restricted Cash:

CONSOL Energy has restricted cash that was segregated in a reimbursement facility and was pledged as collateral on outstanding letters of credit and was classified as non-current on the balance sheet. The first reimbursement facility was signed and effective August 11, 2003, in the amount of $918. The second reimbursement facility was signed and effective October 10, 2003, in the amount of $190,000.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Intangible Assets

Intangible assets consist of leased coal interests and advance mining royalties. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method for proven and probable coal reserves. For advance mining royalties, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Depletion of leased coal interests is computed using the units-of-production method for proven and probable coal reserves. For leased coal interests, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Advance mining royalties and leased coal interests are evaluated periodically for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Postretirement Benefits Other Than Pensions:

Postretirement benefits other than pensions, except for those established pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the “Health Benefit Act”), are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires employers to accrue the cost of such retirement benefits for the employees’ active service periods. Such liabilities are recorded on a discounted basis. Postretirement benefit obligations established by the Health Benefit Act are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. This treatment is in accordance with Emerging Issues Task Force (EITF) No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

Pneumoconiosis Benefits:

CONSOL Energy is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis. CONSOL Energy is primarily self-insured for these benefits. Provisions are made for estimated benefits based on annual evaluations prepared by outside actuaries.

Mine Closing, Reclamation and Gas Well Closing Costs:

As of January 1, 2003, CONSOL Energy accrues for mine closing costs, perpetual care costs and dismantling and removing costs of gas related facilities using the accounting treatment prescribed by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Depreciation of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previously applied accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis.

Accrued mine closing costs, perpetual care costs, reclamation and costs of dismantling and removing gas related facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

Workers’ Compensation:

CONSOL Energy is primarily self-insured for workers’ compensation claims in the various states in which it operates. Annual undiscounted provisions are made for the estimated liability for awarded and pending claims based on information received from third party administrators. Third party administrators assist in the gathering, processing and cost accrual estimations.

CONSOL Energy changed its method of accounting for workers’ compensation effective January 1, 2004. Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. Under the new method, the Company will record the liability on a discounted basis, which will be actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change is preferable since it will align the accounting with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it will provide a better comparison with the Company’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

The change will be reflected as a cumulative effect from a change in accounting in the quarter ended March 31, 2004 according to Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes.” The effect of the change is expected to result in an income adjustment of approximately $81,000 net of approximately $51,000 of deferred tax expense. The workers’ compensation liability will be reduced by approximately $132,000 and the deferred tax assets will be reduced by approximately $51,000 as a result of this change in accounting.

Deferred Revenue:

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues will be recognized as sales revenues in future periods by amortization on a rate per ton shipped over the life of the respective contract.

Retirement Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Prior to July 31, 2003, the benefits for these plans were based primarily on years of service and employee compensation near retirement. Effective August 1, 2003, the salary pension plan changed to include early retirement reduction factors dependent on a combination of the age of the employee and the employee’s years of service. CONSOL Energy’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Royalty Recognition:

Royalty expenses for coal and gas rights are included in cost of goods sold and other charges when the related revenue for the coal sale and the gas sale is recognized. These royalty expenses are paid in cash in accordance with the terms of each agreement. Revenues for coal and gas sold related to production under royalty contracts, versus owned by CONSOL Energy, are recorded gross. The recognized revenues for these transactions are not net of a related royalty fee.

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

Stock-based Compensation:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123).” CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. In the twelve months ended December 31, 2003, $848 of compensation expense was recognized due to a change in the vesting period of stock options for certain members of the CONSOL Energy Board of Directors. No other periods presented reflect compensation expense related to stock options. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31,	For the Twelve Months Ended June 30,
	2003	2002	2001	2001
Net (loss) income, as reported	$(7,798)	$11,676	$1,059	$183,650
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(3,245)	(2,408)	(1,494)	(1,158)

Pro forma net income (loss)	$(11,043)	$9,268	$(435)	$182,492

Earnings (loss) per share:
Basic—as reported	$(0.10)	$0.15	$0.01	$2.34

Basic—pro forma	$(0.14)	$0.12	$(0.01)	$2.32

Diluted—as reported	$(0.10)	$0.15	$0.01	$2.33

Diluted—pro forma	$(0.14)	$0.12	$(0.01)	$2.32

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown. See Note 22—Stock Based Compensation.

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,084,193 shares, 1,095,693 shares, 1,101,693 shares, and 362,400 shares of common stock were outstanding at December 31, 2003, December 31, 2002, December 31, 2001, and June 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The computations for basic and diluted earnings per share from continuing operations are as follows:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Net Income (Loss)	$(7,798)	$11,676	$1,059	$183,650
Average shares of common stock Outstanding:
Basic	81,732,589	78,728,560	78,699,732	78,613,580
Effect of stock options	307,829	105,463	220,314	204,355

Diluted	82,040,418	78,834,023	78,920,046	78,817,935
Earnings (Loss) per share:
Basic	$(0.10)	$0.15	$0.01	$2.34

Diluted	$(0.10)	$0.15	$0.01	$2.33

The computation for basic and dilutive earnings per share before cumulative effect of accounting change is as follows:

For the Twelve Months Ended December 31, 2003
Earnings Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	(0.15)

Dilutive	(0.15)

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

Recent Accounting Pronouncements:

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidated requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective December 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest in that it acquired before February 1, 2003. As of December 31, 2003, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

In May 2003, Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued and will be effective for CONSOL Energy for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company for the third quarter 2003. This statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments including mandatorily redeemable shares. As of December 31, 2003, CONSOL Energy does not hold any mandatorily redeemable freestanding financial instruments.

In December 2003, CONSOL Energy adopted Statement of Financial Accounting Standard (SFAS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits—an amendment of SFAB No. 87, 88 and 106”. This standard requires additional disclosure about an employer’s pension plans and postretirement benefit plans such as; the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during the interim periods. See Note 19 for additional details.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2003, with no effect on previously reported net income or stockholders’ equity.

Fiscal Year:

CONSOL Energy changed its fiscal year from a year ending June 30 to a year ending December 31. The transitional fiscal period was the six months ended December 31, 2001. CONSOL Energy’s first full fiscal year ended December 31 was the year that started January 1, 2002 and ended December 31, 2002. This change was made in order to align its fiscal year with that of RWE A.G. which, at that time, beneficially owned directly or through subsidiaries approximately 74% of the common stock of CONSOL Energy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 2—Acquisitions and Dispositions:

In February 2003, we sold our interests in Canadian coal assets and port facilities to Fording Inc. for a note and cash, including amounts to be adjusted through a working capital audit. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. We sold the units in the coal trust in March 2003. CONSOL Energy received total proceeds of approximately $71,000 and recognized a $2,000 loss on the sale.

In January, 2004, CONSOL Energy announced that it intended to sell the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27,500, the assumption of $21,275 of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owns a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. Agreements were finalized on February 25, 2004 and are expected to result in a pre-tax gain of approximately $13 million. CONSOL Energy purchased the 50 percent share in Glennies Creek for $17,950 on December 7, 2001, in order to expand international market share. Glennies Creek produces a high fluidity coking coal that will be sold primarily to steel makers in the Asia-Pacific region. The acquisition has been accounted for as a purchase and accordingly, the operating results of Glennies Creek Mine have been included in CONSOL Energy’s consolidated financial statements using the equity method of accounting since the date of acquisition. Pro forma net income and earnings per share of CONSOL Energy, after giving effect to certain purchase accounting adjustments, would not materially change for the six months ended December 31, 2001 or the twelve months ended June 30, 2001.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

On July 2, 2001, CONSOL Energy entered into agreements with American Electric Power to supply coal to various American Electric Power coal-fired power plants and purchased, for a nominal amount, the stock of Windsor Coal Company, Southern Ohio Coal Company and Central Ohio Coal Company, subsidiaries of American Electric Power which owns mines in Ohio and West Virginia. Under the agreements, CONSOL Energy will supply approximately 34 million tons of coal through 2008. These tons will be supplied by the former American Electric Power affiliated mines and by other CONSOL Energy mines. The former American Electric Power affiliated mines all have limited economically mineable reserves. The Meigs #31 mine of Southern Ohio Coal Company closed on October 24, 2001, the Muskingum surface mine of Central Ohio Coal Company closed on December 14, 2001, the Meigs #2 mine of Southern Ohio Coal Company closed on March 6, 2002 and the Windsor mine of Windsor Coal Company closed on August 6, 2002. CONSOL Energy is expanding its McElroy Mine to meet the new supply agreement requirements.

In the twelve months ended December 31, 2002, after the appropriate tax treatment of this transaction was determined, the final purchase price allocation was completed. For income tax purposes, an agency approach to the acquired balance sheet was adopted.

As a result, there are no current or deferred taxes associated with this transaction. The final purchase price allocation of the assets acquired and liabilities assumed in this transaction is as follows:

Cash	$336,000
Current assets	4,191
Other assets	17,483

Total assets acquired	357,674

Current liabilities	16,157
Employee and mine-related liabilities	239,993
Other long-term liabilities and deferred credits	101,524

Total liabilities assumed	357,674

Net assets acquired	$—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Note 3—Transactions with Related Parties:

CONSOL Energy sells coal to RWE A.G., which was CONSOL Energy’s majority shareholder until October 2003, on a basis reflecting the market value of the coal. Such Related Parties sales were as follows:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Coal sales	$1,369	$804	$—	$9,288
Freight	562	564	—	3,903

Total Sales and Freight Revenue—Related Parties	$1,931	$1,368	$—	$13,191

Prior to March 9, 2001, CONSOL Energy and RWE AG had an agreement to investigate possible investments in which they may jointly participate. Under this agreement, expenses were to be shared equally. CONSOL Energy expended $626 for the twelve months ended June 30, 2001 related to this agreement. No investments were made pursuant to this agreement. The agreement was terminated on March 9, 2001.

Also, a subsidiary of RWE A.G. periodically provided insurance brokerage services to CONSOL Energy without fee. CONSOL Energy expended $2,849 for the twelve months ended December 31, 2003, $1,423 for the twelve months ended December 31, 2002, $222 for the six months ended December 31, 2001 and $419 for the twelve months ended June 30, 2001 for insurance premiums for policies brokered by a subsidiary of RWE AG. Prepaid expense for insurance premiums brokered through this subsidiary of RWE AG was $104 at June 30, 2001. For the periods December 31, 2003, 2002 and 2001 there was no prepaid expense related to the brokered insurance through RWE AG. As of September 30, 2003, RWE AG no longer provides insurance brokerage services to CONSOL Energy. Since September 30, 2003, insurance for CONSOL Energy is brokered through an outside insurance company.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 4—Other Income:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Gain on disposition of assets	$23,372	$13,307	$6,857	$15,280
Royalty income	16,016	11,807	6,568	10,409
Service income	6,982	4,959	2,342	6,587
Interest income	5,602	5,738	3,734	4,817
Gain (Loss) on derivative instruments	4,928	232	—	—
Rental income	3,896	3,936	1,814	2,482
Harbor maintenance fee refund	2,563	—	—	—
Timber revenue	2,546	1,770	740	—
Ash disposal income	2,293	2,209	993	1,963
Equity in earnings (loss) of affiliates	(8,851)	(9,818)	796	19,437
Contract settlement	—	7,017	—	—
Other	5,686	4,680	7,379	9,482

Total Other Income	$65,033	$45,837	$31,223	$70,457

Note 5—Interest Expense:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Interest on debt	$37,881	$39,729	$13,237	$48,719
Interest on other payables	3,331	3,235	1,960	4,828
Interest accretion on present valued perpetual care obligations	—	8,531	3,239	6,478
Interest capitalized	(6,761)	(5,282)	(1,872)	(2,427)

Total Interest Expense	$34,451	$46,213	$16,564	$57,598

CONSOL Energy implemented Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” as of January 1, 2003. Under this statement, interest accretion on present valued perpetual care obligations is reported as operating expenses versus the previous method which reported the accretion as interest expense.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 6—Taxes Other Than Income:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Production taxes	$104,033	$103,414	$49,493	$93,185
Payroll taxes	32,461	34,607	17,849	35,302
Property taxes	27,211	31,814	11,212	26,426
Capital Stock & Franchise Tax	454	5,800	3,318	6,029
VA Employment Enhancement Tax Credit	(5,666)	(5,633)	(3,230)	(6,526)
Other	1,716	2,477	2,017	3,650

Total Taxes Other Than Income	$160,209	$172,479	$80,659	$158,066

Note 7—Export Sales Excise Tax Resolution:

In 2001, certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. The IRS has completed an audit of CONSOL Energy’s refund claims and confirmed the validity of the claims filed by CONSOL Energy for the period 1994 through 1999. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refund of taxes for the periods 1991 through 1993. In 2003, additional income of $614 was recorded, comprised of $696 of interest income on the outstanding tax refund receivable balance related to the 1994 to 1996 period, offset by an $82 increase in legal fees related to the refund for the 1991 to 1993 period. In 2002, additional income of $1,037 was recorded, comprised of $1,282 of interest income on the outstanding tax refund receivable balance related to the 1994 to 1996 period, offset by a $245 reduction due to a change in recoverable amounts. Expected interest receivable amounts were reduced by $5,402 in the six month period ended December 31, 2001 due to a change in the estimate of recoverable amounts. CONSOL Energy recognized $123,522 as Earnings Before Income Taxes net of other charges in the year ended June 30, 2001. The following table rolls forward the associated receivable and payable balances:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001
	2003	2002
Included in Other Receivables
Beginning of the year Receivable	$93,230	$95,893	$134,592
Cash Receipts	(67,943)	(3,956)	(33,589)
Accrual Adjustments (a)	719	1,293	(5,110)

	$26,006	$93,230	$95,893

Included in Accounts Payable
Beginning of the year Payable	$(5,498)	$(5,319)	$(10,004)
Cash Payments	3,689	77	4,977
Accrual Adjustments (a)	(105)	(256)	(292)

	$(1,914)	$(5,498)	$(5,319)

(a)	Featured on the Consolidated Statement of Income as Export Sales Excise Tax Resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 8—Restructuring Costs:

In December 2003, CONSOL Energy reduced corporate overhead costs by eliminating selling, general and administrative and other positions within the company. The restructuring of the corporate overhead was a result of the developments in CONSOL Energy’s business, including the operation of fewer mines than have been operated in the past, the sale of non-core business assets and de-emphasizing coal exports. Restructuring charges represent $3,606 of estimated severance costs related to the workforce reduction of approximately 100 employees. Of the estimated severance costs, $2,720 has been paid as of December 31, 2003. The remaining $886 restructuring liability is included in Other Accrued Liabilities at December 31, 2003 and is expected to be fully paid by December 31, 2004.

Note 9—Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Current:
U.S. Federal	$(17,186)	$(16,428)	$(4,304)	$19,527
U.S. State	4,716	9,392	692	7,368
Non-U.S.	10,040	494	3,876	1,159

	(2,430)	(6,542)	264	28,054
Deferred:
U.S. Federal	(15,949)	(35,024)	(21,433)	20,902
U.S. State	3,030	(6,305)	(1,465)	7,372
Non-U.S.	(5,592)	(4,228)	1,955	357

	(18,511)	(45,557)	(20,943)	28,631

Total Income Taxes (Benefits)	$(20,941)	$(52,099)	$(20,679)	$56,685

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the net deferred tax assets are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
Deferred Tax Assets:
Postretirement benefits other than pensions	$587,055	$534,863	$551,434
Pneumoconiosis benefits	184,850	185,414	178,853
Alternative minimum tax	155,619	137,914	64,735
Workers’ compensation	119,115	120,229	121,936
Mine closing	83,344	88,252	120,979
Net operating loss	28,105	7,544	7,544
Reclamation	8,784	9,774	16,577
Other	143,669	144,045	251,153

Total Deferred Tax Assets	1,310,541	1,228,035	1,313,211
Deferred Tax Liabilities:
Property, plant and equipment	(687,629)	(598,075)	(618,076)
Other receivables	(20,483)	(36,112)	—
Advance mining royalties	(19,238)	(32,952)	(35,440)
Other	(48,163)	(47,942)	(84,081)

Total Deferred Tax Liabilities	(775,513)	(715,081)	(737,597)

Net Deferred Tax Assets	$535,028)	$512,954)	$575,614)

Significant management judgment is required in determining the need, if any, for a valuation allowance to be recorded against the deferred tax assets. CONSOL Energy’s need for a valuation allowance is based on both positive and negative evidence regarding its ability to generate sufficient future regular taxable income to realize its deferred tax assets. For the year ended December 31, 2003 our principal evaluation focused on if, and when, CONSOL Energy would return to being a regular versus an alternative minimum taxpayer. Positive evidence included the level of sales and pricing currently being negotiated under fixed price contracts, the projected reversal of certain temporary book to tax differences, particularly minimum tax preference items and the ability to employ various tax planning strategies if required. Negative evidence included the book and tax losses generated in recent periods and the inability to achieve forecasted results in the recent periods. CONSOL Energy concluded that the deferred tax assets, other than the state net operating losses generated, were more likely than not realizable. Through its evaluation, CONSOL Energy forecasts to begin paying regular tax and utilizing the alternative minimum deferred tax asset within five years. Our judgments regarding future profitability may change due to future market conditions, our ability to successfully execute our business strategy and other factors. These changes, if any, may require possible valuation allowances to be recognized. These allowances could materially impact net income in the period they were to be recognized.

At December 31, 2003, CONSOL Energy generated a net operating loss for federal income tax purposes of $58,748, which is available to offset future federal regular taxable income through 2023. At December 31, 2002, due to the acquisition of Rochester and Pittsburgh Coal Company, CONSOL Energy had a operating loss carry forward for regular federal income tax purposes of $19,290, which are available to offset future regular federal taxable income, subject to Internal Revenue Code limitations, through 2010.

At December 31, 2003, state net operating loss carry forwards of $51,661 have been fully reserved due to the uncertainty of realizing the benefits of these carry forwards. However, CONSOL Energy is currently exploring several tax planning strategies that may allow for a portion or all of the benefit to be recognized.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Twelve Months Ended December 31,				For the Six Months Ended December 31, 2001		For the Twelve Months Ended June 30, 2001
	2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(11,728)	35.0%	$(14,148)	35.0%	$(6,867)	35.0%	$84,117	35.0%
Excess tax depletion	(27,356)	81.6	(30,606)	75.7	(14,071)	71.7	(29,177)	(12.1)
Tax settlements	—	—	(1,653)	4.1	—	—	—	—
Nonconventional fuel tax credit	—	—	—	—	(3,886)	19.8	(6,138)	(2.6)
Federal effect on sale of foreign companies	4,315	(12.9)	—	—	—	—	—	—
Net effect of state tax	5,635	(16.8)	(1,034)	2.6	(501)	2.6	9,704	4.0
Net effect of foreign tax	7,569	(22.6)	(3,733)	9.2	4,887	(24.9)	768	0.3
Other	624	(1.9)	(925)	2.3	(241)	1.2	(2,589)	(1.0)

IncomeTax(Benefit) Expense/Effective Rate	$(20,941)	62.4%	$(52,099)	128.9%	$(20,679)	105.4%	$56,685	23.6%

In the twelve months ended December 31, 2002, CONSOL Energy received a $1,908 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997.

Foreign income (loss) before taxes totaled ($3,586) for the twelve months ended December 31, 2003, ($8,768) for the twelve months ended December 31, 2002, $2,868 for the six months ended December 31, 2001 and $4,277 for the twelve months ended June 30, 2001.

Note 10—Changes in Accounting for Mine Closing, Reclamation & Gas Well Closing Costs:

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

The cumulative effect adjustment recognized upon adoption of this statement was a gain of $4,768, net of a tax cost of approximately $3,035. The cumulative effect adjustment was recognized in the three months ended March 31, 2003. Net income for the twelve months ended December 31, 2002 would not materially differ if this statement had been adopted January 1, 2002. The obligation for asset retirements is included in Mine Closing, Reclamation, Other Accrued Liabilities and Other Liabilities in the balance sheets.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table illustrates the pro forma impact on the carrying amounts of the obligations as of and for the period ended December 31, 2002 as if this statement had been adopted on January 1, 2002:

	Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002
Balance at beginning of period	$452,751	$450,420
Accretion Expense	23,624	24,793
Payments	(34,222)	(24,378)
Revisions in Estimated Cash Flows	(15,576)	—
Other	(29,466)	1,916

Balance at end of period	$397,111	$452,751

Other includes adjustments for asset dispositions of ($34,641) and ($514) for the twelve months ended December 31, 2003 and 2002, respectively.

Note 11—Inventories:

	December 31,
	2003	2002	2001
Coal	$28,362	$67,119	$33,897
Merchandise for resale	21,407	18,855	21,816
Supplies	53,589	49,647	58,181

Total Inventories	$103,358	$135,621	$113,894

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $4,247, $3,744, and $3,556 at December 31, 2003, December 31, 2002 and December 31, 2001, respectively.

Note 12—Accounts Receivable Securitization:

In April 2003, CONSOL Energy and certain of its U.S. subsidiaries entered into a trade account receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.

The receivables facility allows CONSOL Energy to receive on a revolving basis, up to $125,000. The cost of funds is consistent with commercial paper rates, plus a charge for administrative services paid to the financial institutions. The receivables facility expires in 2006.

At December 31, 2003, eligible accounts receivable totaled approximately $108,600 of which the subordinated retained interest was approximately $600. Accordingly, $108,000 of accounts receivable were removed from the consolidated balance sheet at December 31, 2003. The $108,000 of proceeds is included in cash flows from operating activities in the consolidated statement of cash flows. Costs associated with the Receivables Facility totaled $548 and $1,239 for the three months and the twelve months ended December 31, 2003, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2003 were a discount rate of 1.63% and an estimated life of 35 days. At December 31, 2003, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $17 and $34, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in one factor may result in changes in another.

Note 13—Property, Plant and Equipment

	December 31,
	2003	2002	2001
Coal properties and surface lands	$1,006,345	$999,983	$1,018,492
Plant and equipment	3,487,219	3,389,866	3,130,188
Mine development	363,912	321,309	354,992
Airshafts	637,620	546,298	461,987

	5,495,096	5,257,456	4,965,659

Less—Accumulated depreciation, depletion and amortization	2,808,638	2,651,233	2,361,052

Net Property, Plant and Equipment	$2,686,458	$2,606,223	$2,604,607

Plant and equipment includes gross assets under capital lease of $19,389 at December 31, 2003, $19,654 at December 31, 2002, and $19,627 at December 31, 2001. Accumulated amortization for capital leases was $13,634, $12,205, and $10,180 at December 31, 2003, December 31, 2002 and December 31, 2001, respectively. Development costs capitalized during 2003 were $60,137, of which $36,172 were at the McElroy Mine, $23,739 were at the Loveridge Mine and $226 were at various other mining locations. Development costs capitalized during 2002 were $32,229, of which $25,398 were at the McElroy Mine, $838 were at the Loveridge Mine and $5,993 were at various other mining locations. Development costs capitalized during the six-month period ended December 31, 2001 at Mine 84 were $31,050.

Note 14—Intangible Assets

Intangible assets consist of leased coal interests and advance mining royalties. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method for proven and probable coal reserves. For advance mining royalties, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Depletion of leased coal interests is computed using the units-of-production method for proven and probable coal reserves. For leased coal interests, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Advance mining royalties and leased coal interests are evaluated periodically for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the fourth quarter of 2003, it was determined that $925 of advance mining royalties would not be recouped under the terms of the existing mineral

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

lease agreements, therefore an impairment charge was recognized to write-down the carrying value of advance mining royalties in the year ended December 31, 2003. This write-down, related to the coal segment, is included as a component of cost of goods sold on the accompanying consolidated statement of income.

	December 31,
	2003	2002	2001
Leased coal interests	$438,640	$440,268	$448,301
Advance mining royalties	340,294	340,229	332,366

Total gross carrying value	778,934	780,497	780,667
Less—Accumulated depletion of leased coal interests	150,408	142,467	137,598
Less—Accumulated amortization of advance mining royalties	253,477	249,668	239,722

Total accumulated depletion and amortization	403,885	392,135	377,320
Net Intangible Assets	$375,049	$388,362	$403,347

Included in the December 31, 2003 gross carrying value for leased coal interests and advance mining royalties are $4,994 and $5,202 of current year additions, respectively.

Aggregate Depletion and Amortization Expense:
For the twelve months ended December 31, 2003	$14,954
For the twelve months ended December 31, 2002	$14,815
For the six months ended December 31, 2001	$7,979
For the twelve months ended June 30, 2001	$21,986

Estimated depletion and amortization expense of leased coal interests and advance mining royalties during the next five years is as follows:

Year ended December 31,
2004	$14,139
2005	$5,315
2006	$3,443
2007	$3,166
2008	$3,126

Note 15—Short-Term Notes Payable:

CONSOL Energy amended an existing revolving three year credit agreement on September 16, 2003. The credit program is provided by a $266,750 revolving credit facility that expires in September 2005. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy’s option. Substantially all of the company’s assets are pledged as collateral, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of the Company’s consolidated net tangible assets. Funds may be borrowed for periods of 1 to 180 days depending on the interest rate method. The facility allows for borrowings to pay for the issuance of letters of credit and for borrowings for other corporate purposes. This agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve months trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0 measured quarterly. This ratio was 2.72 to 1.0 at December 31, 2003. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 6.89 to 1.0 at December 31, 2003. At December 31, 2003, CONSOL Energy had $12,334 letters of credit issued and $65,000 of borrowings outstanding against this facility, leaving $189,416 of unused capacity.

One of Consol Energy’s subsidiaries, CONSOL Energy Australia Pty Limited (CEA), has $3,760 outstanding against a $5,000 Australian dollar (approximately $3,760 U.S. dollar) working capital facility. This facility is part of the Syndicated Multi-Option Facility Agreement with Australia and New Zealand Banking Group Limited effective July 17, 2002. The purpose of this facility is to finance general working capital requirements of the Glennies Creek Mine located in New South Wales, Australia. The principal is payable in equal installments on March 31 and September 30 commencing March 31, 2006 and ending March 31, 2009. Interest is payable based upon the Australian Bank Bill Rate (BBR) plus 1.5%. This debt was assumed by the purchaser of Glennies Creek on February 25, 2004.

CONSOL Energy had no outstanding commercial paper at December 31, 2003 and commercial paper notes outstanding of $203,139 and $323,683 (net of discount of $87 and $368) at December 31, 2002 and 2001, respectively. On March 7, 2002, CONSOL Energy issued $250,000 of 7.875 percent per annum bonds due March 1, 2012. Because proceeds from the transaction of $245,814 were used to repay short-term notes payable, this amount of short-term notes payable was classified as long-term debt at December 31, 2001. The weighted average interest rate of the commercial paper notes outstanding was 1.87 and 3.04 percent, with an average maturity of 8 and 13 days at December 31, 2002, and December 31, 2001, respectively. In July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering our rating of our long-term debt to BB+.

Note 16—Other Accrued Liabilities:

	December 31, 2003	December 31, 2002	December 31, 2001
Accrued payroll and benefits	$41,842	$43,997	$50,672
Accrued inventory	30,658	9,750	7,930
Subsidence	25,548	24,921	26,277
Accrued other taxes	20,717	28,195	19,387
Accrued royalties	15,181	15,531	16,105
Accrued interest	8,778	8,692	2,791
Other	43,482	39,770	32,793
Current portion of long-term liabilities:
Postretirement benefits other than pensions	116,559	107,400	—
Workers’ compensation	60,000	56,004	53,128
Salary retirement	57,414	30,000	28,337
Mine closing	45,069	32,712	31,536
Deferred revenue	40,152	26,296	25,163
Contractual obligation	36,793	—	—
Pneumoconiosis benefits	14,460	6,748	—
Reclamation	11,084	19,343	17,360
Other	—	543	1,900

Total Other Accrued Liabilities	$567,737	$449,902	$313,379

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 17—Long-Term Debt:

	December 31, 2003	December 31, 2002	December 31, 2001
Unsecured Debt:
Notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $1,686 at December 31, 2003)	$248,314	$248,107	$—
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865	102,865
Notes due 2004 at 8.21%	45,000	45,000	45,000
Notes due 2007 at 8.25% (par value of $45,000 less unamortized discount of $104 at December 31, 2003)	44,896	44,871	44,848
Notes due 2002 at average of 8.28%	—	—	66,000
Australian Finance Project Facility due 2006 through 2009 at LIBOR plus a spread of 1.75%	17,250	15,493	—
Advance royalty commitments	30,985	32,338	28,064
Other long-term notes maturing at various dates through 2031	1,194	233	391
Amount reclassified from short-term notes payable (Note 15)	—	—	245,814

	490,504	488,907	532,982
Less amounts due in one year	48,592	3,372	68,795

Total Long-Term Debt	$441,912	$485,535	$464,187

The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 7.5% at December 31, 2003, 7.5% at December 31, 2002 and 8.2% at December 31, 2001. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Amount
Year Ended December 31,
2004	$48,592
2005	3,386
2006	6,679
2007	51,675
2008	6,430
Thereafter	375,595

$492,357

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 18—Leases:

CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payment, at December 31, 2003, are as follows:

	Capital Leases	Operating Leases
2004	$4,742	$17,064
2005	—	13,914
2006	—	12,971
2007	—	11,249
2008	—	5,060
Remainder		7,786

Total minimum lease payments	$4,742	$68,044

Less imputed interest (7.05%–7.63%)	4

Present value of minimum lease payment	4,738
Less amount due in one year	4,738

Total Long-Term Capital Lease Obligation	$—

Rental expense under operating leases was $19,899 for the twelve months ended December 31, 2003, $12,436 for the twelve months ended December 31, 2002, $6,670 for the six months ended December 31, 2001 and $14,235 for the twelve months ended June 30, 2001.

Note 19—Pension and Other Postretirement Benefit Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement.

Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. Prior to August 1, 2003, substantially all employees became eligible for these benefits if they had ten years of company service and attained age 55. Effective August 1, 2003, the base eligibility was changed to age 55 with 20 years of service. In addition, effective January 1, 2004, a medical plan cost sharing arrangement with all salaried employees and retirees was adopted. These participants will now contribute a minimum of 20% of medical plan operating costs. Contributions may be higher, dependent on either years of service, or a combination of age and years of service at retirement. Prospective annual cost increases of up to 6% will be shared 80% by CONSOL Energy and 20% by the participants. Annual cost increases in excess of 6% will be the sole responsibility of the participant. The medical plans contain certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare.

CONSOL Energy uses a September 30 measurement date for its pension and other postretirement benefit plans.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2003, 2002, and 2001, is as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2003	2002	2001	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of period	$436,810	$344,066	$330,928	$2,094,342	$1,855,413	$1,557,854
Service cost	21,560	15,278	6,932	12,949	11,506	5,828
Interest cost	28,237	24,134	11,581	134,270	130,844	60,790
Actuarial (gain) loss	58,889	82,201	6,175	387,331	207,366	111,859
Plan amendments	(85)	—	—	(89,713)	—	—
Acquisitions	—	—	—	—	—	170,661
Participant contributions	—	—	—	778	—	—
Benefits paid	(61,850)	(28,869)	(11,550)	(113,691)	(110,787)	(51,579)

Benefit obligation at end of period	$483,561	$436,810	$344,066	$2,426,266	$2,094,342	$1,855,413

Change in plan assets:
Fair value of plan assets at beginning of period	$221,113	$244,537	$242,162	$4,974	$112,533	$129,646
Actual return (loss) on plan assets	43,311	(20,670)	(13,050)	(4,974)	(19,550)	3,335
Company contributions	42,138	26,115	26,975	112,914	22,778	35,759
Participant contributions	—	—	—	778	—	—
Benefits and other payments	(61,850)	(28,869)	(11,550)	(113,692)	(110,787)	(56,207)

Fair value of plan assets at end of period	$244,712	$221,113	$244,537	$—	$4,974	$112,533

Funded Status:
Status of plan underfunded	$(238,849)	$(215,697)	$(99,529)	$(2,426,266)	$(2,089,368)	$(1,742,880)
Unrecognized prior service cost (credit)	436	746	1,021	(86,365)	(3,054)	(5,536)
Unrecognized net actuarial loss	256,685	244,516	124,284	901,457	547,035	330,849
Contributions made after measurement date	3,469	33	33	—	—	—

Prepaid (accrued) benefit cost	$21,741	$29,598	$25,809	$(1,611,174)	$(1,545,387)	$(1,417,567)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$808	$160	$125	$—	$—	$—
Accrued benefit liability	(137,767)	(121,473)	(36,971)	(1,611,174)	(1,545,387)	(1,417,567)
Accumulated other comprehensive loss	158,232	150,165	61,634	—	—	—
Intangible asset	468	746	1,021	—	—	—

Net amount recognized	$21,741	$29,598	$25,809	$(1,611,174)	$(1,545,387)	$(1,417,567)

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2003, 2002 and 2001 was $382,370, $342,558 and $281,357, respectively.

The minimum pension liability included in other comprehensive income was $96,680, net of $61,552 deferred tax, $91,751 net of $58,414 deferred tax and $37,658, net of $23,976 deferred tax for the years ended December 31, 2003, 2002 and 2001, respectively.

The intangible pension asset is included in Other Assets on the consolidated balance sheet.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of net periodic benefit costs are as follows:

	Pension Benefits				Other Benefits
	For the Twelve Months Ended December 31,		For the Six Months Ended December 31,	For the Twelve Months Ended June 30,	For the Twelve Months Ended December 31,		For the Six Months Ended December 31,	For the Twelve Months Ended June 30,
	2003	2002	2001	2001	2003	2002	2001	2001
Components of Net Periodic Benefit Cost:
Service cost	$23,060	$15,278	$6,932	$12,708	$12,949	$11,506	$5,828	$6,419
Interest cost	28,237	24,134	11,581	19,762	134,270	130,844	60,790	91,235
Expected return on plan assets	(19,814)	(23,695)	(12,132)	(23,254)	—	(5,568)	(3,792)	(13,660)
Amortization of prior service cost (credit)	225	275	176	352	(6,402)	(2,482)	(3,082)	(8,831)
Recognized net actuarial loss (gain)	18,254	6,335	2,256	750	37,883	16,298	3,224	(2,156)

Benefit cost	$49,962	$22,327	$8,813	$10,318	$178,700	$150,598	$62,968	$73,007

Due to the December 2003 restructuring, approximately $3,400 of a curtailment gain for the Other Post Employment Benefit Plan is expected to be recognized in the quarter ending March 31, 2004. Due to CONSOL Energy’s measurement date being September 30, the gain was not able to be recognized until the 2004 period.

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2003	2002	2001
Projected benefit obligation	$482,111	$436,212	$343,499
Accumulated benefit obligation	$380,920	$341,959	$280,791
Fair value of plan assets	$243,152	$220,486	$243,788

Additional Information:
Increase in minimum liability included in other comprehensive income	$8,067	$88,531	$61,082

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits at December 31			Other Benefits at December 31,
	2003	2002	2001	2003	2002	2001
Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Expected long-term return on plan assets	8.00%	8.00%	9.00%	8.00%	8.00%	9.00%
Rate of compensation increase	4.27%	4.22%	4.32%	—	—	—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	Twelve Months Ended December 31,		Six Months Ended December 31,	Twelve Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2001	2003	2002	2001
Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected long-term return on plan assets	8.00%	9.00%	9.00%	8.00%	9.00%	9.00%
Rate of compensation increase	4.22%	4.32%	4.33%	—	—	—

The long-term rate of return is the sum of the portion of total assets in each asset class held multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. The expected return for each class is determined using the plan asset allocation at the measurement date and a distribution of compound average returns over a 20-year time horizon. The model uses asset class returns, variances and correlation assumptions to produce the expected return for each portfolio. The return assumptions used forward-looking gross returns influenced by the current Treasury yield curve. These returns recognize current bond yields, corporate bond spreads and equity risk premiums based on current market conditions. In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets.

The assumed health care cost trend rates are as follows:

	December 31,
	2003	2002	2001
Health care cost trend rate for next year	10.00%	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%	4.75%
Year that the rate reaches ultimate trend rate	2010	2008	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$20,971	$(17,310)
Effect on accumulated postretirement benefit obligation	$325,635	$(267,228)

Plan Assets:

CONSOL Energy’s pension and other post retirement benefit plans weighted average asset allocations at September 30, 2003, 2002 and 2001 are as follows:

	Pension Plan Assets at September 30,			Other Benefit Plan Assets at September 30,
	2003	2002	2001	2003	2002	2001
Asset Category:
Cash/Cash Equivalents	—	—	—	—	34%	20%
Equity Securities	59%	59%	61%	—	66%	10%
Debt Securities	41%	41%	39%	—	—	70%

Total	100%	100%	100%	—	100%	100%

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The weighted-average target asset allocations for the Employee Retirement Plan of CONSOL Energy Inc. are as follows: U.S. Equities 42%, International Equities 18% and Debt Securities 40% (U.S. and International). The aggregate amount of International Equity and International Fixed Income shall not exceed 50% of total account assets. The allowable asset allocation ranges are as follows: U.S. Equities 20-60%, International Equities 10-40% and Debt Securities 10-50%. The investment policy performance objective is to exceed a benchmark portfolio by at least 100 basis points over a three-year period. The benchmark portfolio consists of the following indices: S&P 500 (Large and Mid Caps), Russell 2000 (Small Cap), MSCI EAFE (International), Lehman Aggregate and Salomon World Government (Bonds).

There are no investments in CONSOL Energy stock held by these plans at September 30, 2003, 2002 or 2001.

Cash Flows:

CONSOL Energy expects to contribute $57,414 to its pension plan in 2004. CONSOL Energy does not expect to contribute to the other post employment plan in 2004. We intend to pay benefit claims as they are due.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2004	$21,863	$116,559
2005	23,182	125,019
2006	22,396	133,453
2007	22,302	141,403
2008	26,831	148,547
Year 2009 - 2013	261,757	831,255

Note 20—Coal Workers’ Pneumoconiosis (CWP):

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to certain and former totally disabled employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through a self-insurance program.

The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual company experience and outside sources.

Pneumoconiosis expense is calculated using the service cost method. Actuarial gains or losses are amortized over the remaining service period of active miners (approximately 11 years). CONSOL Energy uses a September 30 measurement date for this plan.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the benefit obligation, plan assets and funded status of the CWP plan at December 31, 2003, 2002 and 2001 is as follows:

	December 31,
	2003	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of period	$209,314	$222,670	$195,791
Service cost	4,049	4,059	1,982
Interest cost	13,649	15,567	7,179
Actuarial (gain) loss	(1,330)	(20,561)	12,947
Acquisition	—	—	9,794
Benefits paid	(10,452)	(12,421)	(5,023)

Benefit obligation at end of period	$215,230	$209,314	$222,670

Change in plan assets:
Fair value of plan assets at beginning of period	$16,620	$39,874	$37,963
Actual gain (loss) return on plan assets	(3,049)	(4,806)	12,869
Acquisition	—	—	31,000
Benefit and other payments	(8,656)	(16,448)	(40,958)
Legal and administrative costs	(2,704)	(2,000)	(1,000)

Fair value of plan assets at end of period	$2,211	$16,620	$39,874

Funded Status:
Status of plan underfunded	$(213,019)	$(192,694)	$(182,796)
Unrecognized prior service credit	(6,401)	(7,129)	(7,857)
Unrecognized net actuarial gain	(236,116)	(262,361)	(269,123)

Accrued benefit cost	$(455,536)	$(462,184)	$(459,776)

The accumulated benefit obligation at December 31, 2003, 2002 and 2001 was $215,230, $209,314, and $222,670, respectively.

The components of the net periodic credit are as follows:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31,	For the Twelve Months Ended June 30,
	2003	2002	2001	2001
Components of Net Periodic Credit:
Service cost	$4,049	$4,059	$1,982	$3,295
Interest cost	13,649	15,567	7,179	13,492
Legal and administrative costs	2,100	2,000	1,000	2,000
Expected return on plan assets	(200)	(2,873)	(2,764)	(4,808)
Amortization of prior service cost	(728)	(728)	(364)	(728)
Recognized net actuarial gain	(23,722)	(19,644)	(10,302)	(21,650)

Net Periodic Credit	$(4,852)	$(1,619)	$(3,269)	$(8,399)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	2003	2002	2001
Discount Rate	6.00%	6.75%	7.25%
Expected return on plan assets	8.00%	9.00%	9.00%

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Twelve Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2001
Discount Rate	6.75%	7.25%	7.25%
Expected return on plan assets	8.00%	9.00%	9.00%

The long-term rate of return is the sum of the portion of total assets in each asset class held multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets. The expected return for each class is determined using the plan asset allocation at the measurement date and a distribution of compound average returns over a 20-year time horizon. The model uses asset class returns, variances and correlation assumptions to produce the expected return for each portfolio. The return assumptions used forward-looking gross returns influenced by the current Treasury yield curve. These returns recognize current bond yields, corporate bond spreads and equity risk premiums based on current market conditions. In general, the long-term rate of return is the sum of the portion of total assets in each asset class multiplied by the expected return for that class, adjusted for expected expenses to be paid from the assets.

Plan Assets:

CONSOL Energy’s CWP weighted-average asset allocation at September 30, 2003, 2002 and 2001 is as follows:

	September 30,
	2003	2002	2001
Asset Category:
Debt Securities	94%	100%	98%
Other	6%	—	2

Total	100%	100%	100%

The weighted-average target asset allocations for the CWP plan of CONSOL Energy are as follows:

Debt Securities	90	%-100%
Cash and Cash Equivalents	0	%-10%

There are no investments in CONSOL Energy stock held by the CWP plan at September 30, 2003, 2002 or 2001.

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP plan in 2004. We intend to pay benefit claims as they become due.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following benefit payments, which reflect expected future claims, as appropriate, are expected to be paid:

CWP Benefits
2004	$14,460
2005	14,329
2006	14,272
2007	14,288
2008	14,350
Year 2009-2013	74,883

Note 21—Other Employee Benefit Plans:

UMWA Pension and Benefit Trusts:

Certain subsidiaries of CONSOL Energy were required under prior National Bituminous Coal Wage Agreements (NBCWA) with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Contributions to the pension trusts currently are not required under the National Bituminous Coal Wage Agreement of 2002 with the United Mine Workers of America. There were no charges to expense for the twelve months ended December 31, 2003 and 2002, and the six months ended December 31, 2001. Amounts charged to expense for these benefits were $64 for the twelve months ended June 30, 2001. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested liabilities.

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized as expense when payments are assessed. Total payments assessed for the Act were $38,468 ($34,608 expensed and $3,860 capitalized) for the twelve months ended December 31, 2003, $36,290 ($35,492 expensed and $798 capitalized) for the twelve months ended December 31, 2002, $16,219 ($14,698 expensed and $1,521 capitalized) for the six months ended December 31, 2001, and $33,215 ($33,180 expensed and $35 capitalized) for the twelve months ended June 30, 2001. Based on current law and available information at December 31, 2003, CONSOL Energy’s obligation for the Act is estimated at approximately $640,000.

Combined Fund premiums for 2003 include the pro-rata portion of an increase of approximately $28,000 for the plan year beginning October 1, 2003. The $28,000 increase relates to a premium differential announced by

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Because the Combined Fund is a multi-employer plan, CONSOL Energy has elected to record expense for the associated obligations as payments are made. The increased payment for the plan year beginning October 1, 2003 and corresponding expense is being accounted for ratably over the plan year. CONSOL Energy is protesting this rate increase.

CONSOL Energy also received notification from the UMWA Health and Retirement Funds that the Combined Benefit Fund unassigned beneficiary premium for the plan years beginning October 1, 2002 and October 1, 2003 would increase approximately $4,000 (related to increase for October 1, 2002 and 2003 plan years). The increase reflects the fact that previous year transfers from the 1950 Pension Trust and the Abandoned Mine Reclamation Fund were not sufficient to cover unassigned beneficiary premiums in the plan years beginning October 1, 2002 and October 1, 2003. The increase also reflects the higher per beneficiary premium rates announced by the Social Security Administration on June 10, 2003 and changes made in assignments by the Social Security Administration. CONSOL Energy believes the calculation of the unassigned beneficiary premium is not accurate and, therefore, has not paid or accrued for this premium while it is engaged in discussion of the calculation of the unassigned beneficiary premium assessment with the UMWA Health and Retirement Funds.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or a later NBCWA and who subsequently goes out of business. Contributions to the trust are fixed at fifty cents per hour worked by UMWA represented employees. This rate of fifty cents was increased from thirteen cents per hour worked by UMWA represented employees effective January 1, 2003 as a result of the NBCWA of 2002. The NBCWA of 1998 specifies that benefits provided under this plan are to be incorporated into the current agreement and will be in effect for the duration of the contract. Total payments were $2,805 ($2,563 expensed and $242 capitalized) for the twelve months ended December 31, 2003, $743 ($730 expensed and $13 capitalized) for the twelve months ended December 31, 2002, $481 ($440 expensed and $41 capitalized) for the six months ended December 31, 2001, and $829 (all expensed) for the twelve months ended June 30, 2001.

At December 31, 2003, approximately 42% of CONSOL Energy’s workforce was represented by the UMWA. A new five-year labor agreement was reached in December 2001 and is effective from January 1, 2002 through December 31, 2006. This agreement replaced the National Bituminous Coal Wage Agreement of 1998.

Investment Plan:

CONSOL Energy has an investment plan available to all domestic, non-represented employees. CONSOL matches employee contributions for an amount up to 6 percent of the employee’s base pay. Total payments were $11,479 ($11,306 expensed and $173 capitalized) for the twelve months ended December 31, 2003, $11,789 ($11,732 expensed and $57 capitalized) for the twelve months ended December 31, 2002, $5,782 ($5,631 expensed and $151 capitalized) for the six months ended December 31, 2001, and $14,502 (all expensed) for the twelve months ended June 30, 2001. Prior to February 1, 2001, a separate investment plan was maintained for all Management Employees of Rochester & Pittsburgh Coal Company, which was matched by CONSOL Energy up to a maximum of $750 per year. Beginning February 1, 2001, contributions to this Plan ceased for all non-represented Management Employees, and they became eligible to participate in the CONSOL Energy Plan.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Long-Term Disability:

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Benefit Costs Paid	$3,951	$4,866	$2,601	$5,389
Discount rate assumption used to determine net periodic benefit costs	6.75%	7.25%	7.25%	7.75%

Liabilities (net of Plan Assets) included in Deferred Credits and Other Liabilities—Other amounted to $31,392 at December 31, 2003, $27,833 at December 31, 2002 and $26,267 at December 31, 2001.

Note 22—Stock-Based Compensation:

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

The fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123. The weighted average assumptions used were:

	December 31, 2003	December 31, 2002	December 31, 2001	June 30, 2001
Expected dividend yield	3.5%	4.4%	4.6%	4.5%
Expected volatility	55.7%	56.2%	59.4%	57.7%
Risk-free interest rate	2.13%	2.87%	4.5%	4.7%
Expected life	3.09 years	3.98 years	3.98 years	2.95 years

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price Of Exercisable Options
Balance at June 30, 2000	864,000	$15.67	196,000	$16.00
Granted	1,039,096	22.77
Exercised	(105,550)	15.37
Forfeited	(192,750)	16.31

Balance at June 30, 2001	1,604,796	$20.21	269,639	$15.97
Granted	754,693	26.51
Forfeited	(15,400)	30.18

Balance at December 31, 2001	2,344,089	$22.17	460,871	$16.75
Granted	785,587	13.56
Exercised	(24,631)	15.53
Forfeited	(6,000)	30.18

Balance at December 31, 2002	3,099,045	$20.02	1,285,611	$21.88
Granted	1,259,654	17.26
Exercised	(92,266)	14.82
Forfeited	(64,550)	20.21

Balance at December 31, 2003	4,201,883	$19.30	1,870,104	$21.02

All stock options granted in 1999 through 2003 had exercise prices equal to the market price of CONSOL Energy’s common stock on the date of the grant. The weighted average per share fair value of options as of the grant date was $5.33 at December 31, 2003, $4.64 at December 31, 2002, $9.74 at December 31, 2001 and $7.17 at June 30, 2001.

Characteristics of outstanding stock options at December 31, 2003 are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.56–$13.61	773,936	8.6	$13.50	195,027	$13.34
16.00–19.07	2,339,754	7.8	17.38	971,845	17.36
21.55–30.79	1,088,193	7.6	27.54	703,232	28.21

$10.56–$30.79	4,201,883	7.9	$19.30	1,870,104	$21.02

No compensation expense is recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 3,448,386 stock options outstanding under this plan. The 673,900 employee stock options granted on April 30, 2003 and on March 1, 2001 fully vest one year after the grant date. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 79,597 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In the twelve months ended December 31, 2003, $848 of compensation expense was recognized due to a change in the vesting period of stock options for certain members of the CONSOL Energy’s Board of Directors. According to Financial Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation,” organizations that follow APB 25 must record stock compensation expense due to a modification of the award, such as when the vesting of options is changed from that of the original plan.

The Chairman of the Board of CONSOL Energy is also entitled to receive annual shares of common stock having a fair market value of $225 per grant per year. Under this agreement, $225 of expense was recognized for stock issued in the twelve months ended December 31, 2003, $225 in the twelve months ended December 31, 2002 and $113 in the six months ended December 31, 2001.

Note 23—Other Comprehensive Loss:

Components of other comprehensive loss consist of the following:

	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balance at June 30, 2001	—	(337)	(337)
Current period change	—	(37,322)	(37,322)

Balance at December 31, 2001	—	(37,659)	(37,659)
Current period change	(1,619)	(54,092)	(55,711)

Balance at December 31, 2002	(1,619)	(91,751)	(93,370)
Current period change	(3,952)	(5,279)	(9,231)

Balance at December 31, 2003	$(5,571)	$(97,030)	$(102,601)

The cash flow hedges that CONSOL Energy holds are disclosed in Note 28.

Note 24—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $4,750 for the year ended December 31, 2003, $5,586 for the year ended December 31, 2002, $2,288 for the six months ended December 31, 2001 and $5,329 for the year ended June 30, 2001.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 25—Supplemental Cash Flow Information:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$31,823	$32,931	$13,257	$48,630
Income taxes	$2,211	$(19,750)	$78,770	$20,962
Non-cash investing and financing activities:
Businesses acquired (Note 2):
Fair value of assets acquired	$—	$(173,848)	$386,887	$39,072
Liabilities assumed	$—	$(173,848)	$549,625	$—
Reclassification from equity method	$—	$717	$182,603	$—
Note received from property sales	$—	$5,200	$4,225	$9,108
Exercise option on property	$5,000	$—	$1,529	$—
Stock dividends issued	$—	$41	$22	$37
Purchase of Property, Plant and Equipment
Change in Property, Plant and Equipment	$(19,923)	$—	$—	$—
Change in Current Liabilities	$(19,923)	$—	$—	$—
Accounting for Mine Closing, Reclamation and Gas Well Closing Costs (Note 10)
Change in Assets	$(19,258)	$—	$—	$—
Change in Liabilities	$(14,490)	$—	$—	$—
Sale of Canadian Assets
Change in Assets	$6,760	$—	$—	$—
Change in Liabilities	$6,760	$—	$—	$—

Note 26—Concentration of Credit Risk and Major Customers:

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2003, December 31, 2002 and December 31, 2001, accounts receivable from utilities were $113,406, $134,729 and $136,537, respectively, and from steel and coke producers were $12,744, $24,920 and $32,072, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

Coal sales (including spot sales) and gas sales to CONSOL Energy’s largest customer, Allegheny Energy, were $313,571 for the twelve months ended December 31, 2003, $326,878 for the twelve months ended December 31, 2002, $149,119 for the six months ended December 31, 2001 and $320,601 for the twelve months ended June 30, 2001. Accounts receivable from Allegheny Energy were $21,562, $25,720 and $30,855 as of December 31, 2003, December 31, 2002, and December 31, 2001, respectively.

Note 27—Fair Values of Financial Instruments:

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents and restricted funds: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Cash: The carrying amount reported in the balance sheets for restricted cash approximates its fair value. Restricted cash is invested in highly liquid securities to support requirements of long-term letters of credit.

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Note 28, are as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,513	$6,513	$11,517	$11,517	$15,582	$15,582
Restricted cash	$190,918	$190,918	$—	$—	$—	$—
Short-term notes payable	$(68,760)	$(68,760)	$(204,545)	$(204,545)	$(323,683)	$(323,683)
Long-term debt	$(490,504)	$(512,215)	$(488,907)	$(492,534)	$(287,168)	$(298,608)
Capital Leases	$(4,738)	$(4,742)	$(8,139)	$(8,679)	$(12,458)	$(13,771)

The carrying amounts of short-term notes payable and long-term debt at December 31, 2001, do not agree to the balance sheet at December 31, 2001, due to the issuance of $250,000 7.875 percent per annum notes due March 1, 2012. Proceeds from the transaction were used to repay short-term notes payable at December 31, 2001.

Note 28—Derivative Instruments:

CONSOL Energy holds or purchases derivative financial instruments for purposes other than trading. Details of the fair values of the outstanding instruments are as follows:

	December 31, 2003	December 31, 2002
Natural Gas	$(8,887)	$(3,002)
Interest Rates	$(1,320)	$(869)
Foreign Currency	$5,153	$232

CONSOL Energy did not have outstanding derivative instruments in any other prior periods.

Cash Flow Hedges

Interest Rates: On July 17, 2002 CONSOL Energy Australia Pty Ltd (CEA), one of CONSOL Energy’s wholly owned subsidiaries, entered into two interest rate swap agreements to hedge the interest rate risk exposure of forecasted interest payments on a portion of its outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt and cover the known exposure period which extends through September 2007. The amounts to be paid or received on these swaps are recognized as an adjustment to interest expense. There was no ineffectiveness in 2003 and 2002 related to this hedging strategy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

On February 19, 2002, CONSOL Energy entered into an interest rate lock agreement with a notional amount of $250,000 to manage the interest rate volatility prior to March 7, 2002, the pricing date of CONSOL Energy’s bond offering. This agreement essentially fixed the underlying treasury rate of the bonds at 4.928% and resulted in a net payment of $1,332 to CONSOL Energy. This receipt resulted in other comprehensive income of $814 (net of $518 deferred tax), which will be amortized to interest income over the life of the notes using the straight-line method. There was no ineffectiveness in 2003 and 2002 related to this hedging strategy.

Natural Gas: CONSOL Energy entered into derivative instruments to convert the market prices related to 2005, 2004, and 2003 anticipated sales of natural gas to fixed prices. Any gains or losses related to these derivative instruments will be recognized when the sale of the natural gas occurs. There was no ineffectiveness in 2003 and 2002 related to this hedging strategy.

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in other comprehensive income and are reclassified to sales, interest expense, or interest income in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2003 and 2002. CONSOL Energy’s consolidated balance sheet is reflected on a net asset/(liability) basis, as permitted by the master netting agreements, by over the counter parties.

Assuming market rates remain constant with rates at December 31, 2003, $5,467 of the $6,236 loss and $81 of the $665 income included in other comprehensive income is expected to be recognized in earnings over the next 12 months.

CONSOL Energy did not have any derivatives designated as fair value hedges in 2003 and 2002.

Other

Foreign Currency: On July 17, 2002, CONSOL Energy Australia entered into foreign currency contracts that do not qualify for fair value, cash flow or net investment hedge accounting. These contracts convert the variable market exchange rates of the U.S. dollar to Australian dollar to fixed rates. The contracts were entered into to fix the cost of anticipated Australian dollar capital expenditures and resulted in $5,153 and $232 of income in the 2003 and 2002 periods, respectively. The U.S. dollar notional amount of all foreign currency contracts was $28,664 and $18,254 as of December 31, 2003 and 2002, respectively.

Note 29—Commitments and Contingent Liabilities:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 22,600 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all responsible parties is estimated to be approximately $15,000. CONSOL Energy’s portion of this claim is approximately 15-20%. CONSOL Energy has paid $2,272 to date, of which $45 has been paid in the three months ended December 31, 2003, related to the remediation of this waste disposal site, and accordingly, reduced the liability to $2,703 at December 31, 2003. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, conveyor belt and steel framework on which the belt travels. Repairs took several weeks to complete and estimated costs were approximately $7,000, net of expected insurance recovery of approximately $2,800. No payments for damages incurred have been received by CONSOL Energy to date. Costs to the Company are reflected in the cost of goods sold and other charges and expected insurance recovery for damages is reflected in other receivables. Longwall coal production, which accounts for the majority of coal normally produced at the mine, resumed on February 10, 2003.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is currently estimated to be approximately $20,000, net of expected insurance recovery of approximately $25,000. Costs to the company are reflected in the cost of goods sold and other charges and expected insurance recovery for damages is reflected in other receivables. No payments for damages incurred have been received by CONSOL Energy to date. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March of 2004.

CONSOL Energy has filed and is in the process of filing insurance claims related to the damage incurred by these fires including claims under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty. No estimates for business interruption recovery have been recorded to date and no amounts have been received from the insurance company.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening the company’s financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Two other class action complaints have purportedly been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with either purported complaint.

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair values of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements at December 31, 2003.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$319,744
Reclamation Surety Bonds (b)	Various	252,959
1992 Benefit Plan (c)	10/2002 – 10/2004	127,009
Gas Sales Agreements (d)	Various	109,000
Ohio Power Company (e)	6/1993 – 6/2006	41,479
W. V. Workers’ Comp. Division (f)	4/2003 – 4/2004	26,261
Miscellaneous Surety Bonds (g)	Various	23,655
LaSalle National Leasing Corporation (h)	10/2003 – 10/2008	19,502
Orix Financial Services (i)	12/2002 – 12/2007	17,529
U.S. Bancorp (j)	7/2002 – 7/2007	15,311
Ginger Hill Synfuels, LLC (k)	1/2003 – 12/2007	9,609
Ohio Valley Electric Corporation (l)	5/2000 – 12/2006	9,576
Illinois Industrial Commission (m)	10/2002 – 10/2004	8,325
Zurich American Insurance (n)	11/2003 – 11/2004	7,000
Old Republic Insurance (o)	11/2002 – 11/2004	6,403
Morgan Stanley Capital Group (p)		5,003
Bank of Nova Scotia (q)	9/2003 – 10/2004	5,000
Pennsylvania Department of Environmental Protection (r)	9/2003 – 9/2004	4,776
Citibank ISDA Agreements (s)	Various	3,825
Duke Energy Corporation (t)	2/2003 – 12/2004	2,520
Birchwood Power Partners, L.P. (u)	10/2003 – 10/2004	2,500
Court Bonds (v)	Various	1,947
Commonwealth of Kentucky (w)	8/2003 – 10/2004	1,819
Reliant Energy (x)	12/2002 – 12/2005	1,575
Travelers Casualty & Surety Company (y)	11/2003 – 11/2004	1,500
Travelers Casualty & Surety Company (z)	11/2003 – 11/2004	1,500
Centimark Corp. (aa)	8/2000 – 7/2008	1,405
U.S. Department of Labor (bb)	12/2003 – 12/2004	1,350
W.V. Department of Environmental Protection (cc)	8/2003 – 8/2008	918
Commonwealth of Kentucky (dd)	Various	709
Orion Power (ee)	12/2002 – 12/2005	635
Delkor Technik (Pty) Ltd. (ff)	7/2003 – 1/2004	581
Highmark Life & Casualty (gg)	5/2003 – 5/2004	500
General Electric Capital Corp. (hh)	3/2003 – 3/2004	500
Commonwealth of Pennsylvania (ii)	10/2003 – 10/2004	323
Lumbermens Mutual (jj)	10/2003 – 11/2004	253
LABAR Co. (kk)	4/1999 – 3/2005	158
Maryland Workers’ Compensation Commission (ll)	10/2003 – 10/2004	100
Commonwealth of Virginia (mm)	12/2003 – 12/2004	47

Total Guarantees		$1,032,806

a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called should CONSOL Energy or any of its subsidiaries fail to pay workers’ compensation claims.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

b)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations. CONSOL Energy through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.

c)	On October 15, 2002, a subsidiary of CONSOL Energy arranged for the issuance of a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

d)	Certain subsidiaries of CONSOL Energy have entered into gas sale agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1) CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC to this sales agreement, up to $60,000.

2) CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at December 31, 2003 are as follows: (a) CNX Gas Company LLC—$36,000, and (b) Greene Energy—$3,000.

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

e)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between several of its subsidiaries and Ohio Power Company. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries, arising from the Coal Supply Agreement.

f)	On April 24, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the West Virginia Workers’ Compensation Division. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

g)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy guarantees the performance of these obligations by its subsidiaries.

h)	A CONSOL Energy subsidiary entered into an equipment lease agreement with LaSalle National Leasing Corporation on October 24, 2003 for a longwall to be used at Robinson Run Mine. CONSOL Energy is the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

guarantor of this agreement and guarantees full and timely payment to LaSalle National Leasing Corporation if the subsidiary should fail to perform the obligations of the agreement.

i)	A CONSOL Energy subsidiary entered into an equipment lease agreement with Orix Financial Services on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.

j)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.

k)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 15, 2003 between one of its subsidiaries and Ginger Hill Synfuels, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary with respect to this Coal Supply Agreement.

l)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated May 22, 2000 between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

m)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, obtained the issuance of a letter of credit to the Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self-insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, the Illinois Industrial Commission will draw on this letter of credit. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

n)	On November 19, 2003, CONSOL Energy obtained the issuance of a letter of credit to Zurich American Insurance Company. Zurich American processes and pays automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. This letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Zurich American for these payments.

o)	A subsidiary of CONSOL Energy obtained the issuance of several letters of credit to Old Republic Insurance Company on November 12, 2002. These letters of credit are related to workers’ compensation liabilities, and are due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letters of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

p)	CONSOL Energy entered into an International Swap and Derivative Association (ISDA) Agreement with Morgan Stanley Capital Group in December 2003. This agreement covers the gas derivative hedging activity of CNX Gas Company LLC.

q)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Bank of Nova Scotia on September 16, 2003. This letter of credit serves as a guarantee of performance of certain reclamation obligations and will be drawn if CONSOL Energy’s subsidiary defaults on these obligations. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

r)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Pennsylvania Department of Environmental Protection on September 19, 2003. This letter of credit is related to obtaining a permit for a new refuse area and will be drawn upon if the subsidiary fails to perform the related reclamation obligations. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

s)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of CNX Gas Company LLC.

t)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated February 1, 2003 between several of its subsidiaries and Duke Energy Corporation. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from this Coal Supply Agreement.

u)	CONSOL Energy, along with SynAggs Inc., organized Universal Aggregates, LLC on January 1, 2000. Universal Aggregates is obligated to complete the design, construction and operation phases of the Birchwood Power Plant Project, and CONSOL Energy is obligated to provide its 50% share of the funds for this project. CONSOL Energy, acting as guarantor, guarantees the performance of the obligations of Universal Aggregates, with respect to this agreement, to the Department of Energy, to the extent of its 50% membership interest in Universal Aggregates.

v)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude.

w)	On August 31, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Kentucky in relation to workers’ compensation liabilities. This letter of credit is a result of the fact that CONSOL Energy and its subsidiaries are self-insured for these obligations. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation liabilities. At December 31, 2003 this guarantee is funded by the letter of credit facility established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.
x)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Reliant Energy Mid-Atlantic Power Holdings, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

y)	On November 3, 2003, CONSOL Energy obtained the issuance of a letter of credit to Travelers Casualty and Surety Company. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

z)	On November 3, 2003, CONSOL Energy obtained the issuance of a letter of credit to Travelers Casualty and Surety Company. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

aa)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.

bb)	On December 17, 2002, three subsidiaries of CONSOL Energy obtained the issuance of a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harborworkers workers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

cc)	On August 11, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the West Virginia Department of Environmental Protection. This letter of credit is related to environmental liabilities and will be called upon should this subsidiary fail to perform these obligations.

dd)	A subsidiary of CONSOL Energy obtained the issuance of several letters of credit to the Commonwealth of Kentucky at various times during the fourth quarter of 2003. These letters of credit guarantee the performance of certain reclamation obligations. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

ee)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Orion Power MidWest, LP. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

ff)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Delkor Technik (Pty) Ltd. on July 21, 2003. This letter of credit guarantees Delkor Technik that the subsidiary of CONSOL Energy will perform all obligations with respect to the agreement between these parties.

gg)	On May 1, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Highmark Life and Casualty to support the administrative service program of making medical payments under various CONSOL Energy medical benefit programs. CONSOL Energy and its subsidiaries are self-insured. Highmark processes and pays the medical claims under the CONSOL Energy medical benefits programs and then bills CONSOL Energy for reimbursement. The letter of credit will be drawn upon if CONSOL Energy or its subsidiary fails to reimburse Highmark for these payments. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

hh)	Universal Aggregates received financing from GE Capital Public Finance, Inc. for the purchase of equipment for the Birchwood Power Plant Project, through an agreement dated December 1, 2002. CONSOL Energy unconditionally guarantees to GE Capital the full and prompt payment when due of all debts, liabilities and obligations owed by Universal Aggregates with respect to this loan agreement, not to exceed $2,500. As required by GE Capital, CONSOL Energy obtained the issuance of a letter of credit to support a portion of our guarantee of the Universal Aggregates loan.

ii)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Pennsylvania on October 21, 2003. This letter of credit guarantees the performance of certain subsidence obligations and will be drawn upon if the subsidiary fails to perform the obligations. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

jj)	On October 3, 2003, CONSOL Energy obtained the issuance of a letter of credit to Lumbermens Mutual. Lumbermens Mutual processes and pays all automobile claims and then bills CONSOL Energy, which is

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

self-insured, for reimbursement. The letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Lumbermens Mutual for these payments.

kk)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space from LABAR Co. CONSOL Energy guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.

ll)	On October 23, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Maryland Workers’ Compensation Commission. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

mm)	On December 17, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Virginia. This letter of credit guarantees the performance of certain reclamation and subsidence obligations and will be drawn upon if the subsidiary fails to perform the obligations. At December 31, 2003 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

Note 30—Segment Information:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to steel and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2003, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Bailey, Enlow Fork and Mine 84. For the year ended December 31, 2003, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2003, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The segment information presented for prior periods is consistent with the information presented for the current period.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the twelve months ended December 31, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,203,817	$194,137	$249,312	$109,297	$1,756,563	$208,091	$76,828	$—	$2,041,482	(A)
Sales—related parties	—	1,267	102	—	1,369	—	—	—	1,369
Freight—outside	—	—	—	113,799	113,799	—	221	—	114,020
Freight—related parties	—	—	—	562	562	—	—	—	562
Intersegment transfers	—	—	—	—	—	3,322	92,581	(95,903)	—

Total Sales and Freight	$1,203,817	$195,404	$249,414	$223,658	$1,872,293	$211,413	$169,630	$(95,903)	$2,157,433

Earnings (Loss) Before Income Taxes	$102,621	$(4,283)	$8,770	$(158,501)	$(51,393)	$74,513	$(26,329)	$(30,298)	$(33,507	)(B)

Segment asset					$2,696,006	$641,716	$224,738	$756,518	$4,318,978	(C)

Depreciation, depletion and amortization					$196,391	$33,323	$12,438	$—	$242,152

Capital Expenditures					$206,214	$80,455	$3,983	$—	$290,652

(A)	Included in the Coal segment are sales of $283,463 to Allegheny Energy. Included in the Gas segment are sales of $52,141 to American Electric Power and sales of $30,108 to Allegheny Energy.
(B)	Includes equity in earnings (losses) of unconsolidated affiliates of $(7,794), $(1,137) and $(80) for Other Coal, Gas and All Other, respectively.
(C)	Includes investments in unconsolidated equity affiliates of $38,108, $19,310 and $27,460 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the twelve months ended December 31, 2002:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,146,204	$216,694	$214,254	$199,373	$1,776,525	$146,806	$79,210	$—	$2,002,541	(D)
Sales—related parties	804	—	—	—	804	—	—	—	804
Freight—outside	—	—	—	133,664	133,664	—	188	—	133,852
Freight—related parties	—	—	—	564	564	—	—	—	564
Intersegment transfers	—	—	—	—	—	2,106	87,508	(89,614)	—

Total Sales and Freight	$1,147,008	$216,694	$214,254	$333,601	$1,911,557	$148,912	$166,906	$(89,614)	$2,137,761

Earnings (Loss) Before Income Taxes	$99,347	$15,413	$27,437	$(152,531)	$(10,334)	$38,915	$(22,595)	$(46,409)	$(40,423	)(E)

Segment assets					$2,871,693	$626,539	$222,419	$572,509	$4,293,160	(F)

Depreciation, depletion and amortization					$218,103	$34,368	$10,402	$—	$262,873

Capital Expenditures					$233,376	$56,812	$4,837	$—	$295,025

(D)	Included in the Coal segment are sales of $169,198 to American Electric Power and sales of $318,919 to Allegheny Energy. Included in the Gas segment are sales of $66,922 to American Electric Power and sales of $7,959 to Allegheny Energy.
(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(6,298), $(2,177) and $(1,343) for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $92,247, $14,582 and $28,533 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the six months ended December 31, 2001:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$504,711	$103,302	$111,962	$156,563	$876,538	$47,918	$40,004	$—	$964,460	(G)
Sales—related parties	—	—	—	—	—	—	—	—	—
Freight—outside	—	—	—	70,314	70,314	—	—	—	70,314
Freight—related parties	—	—	—	—	—	—	—	—	—
Intersegment transfers	—	—	—	—	—	809	42,701	(43,510)	—

Total Sales and Freight	$504,711	$103,302	$111,962	$226,877	$946,852	$48,727	$82,705	$(43,510)	$1,034,774

Earnings (Loss) Before Income Taxes	$39,607	$4,412	$7,570	$(56,421)	$(4,832)	$6,601	$(401)	$(20,988)	$(19,620	)(H)

Segment assets					$2,926,259	$594,955	$163,372	$614,146	$4,298,732	(I)

Depreciation, depletion and amortization					$102,686	$12,581	$4,772	$—	$120,039

Capital Expenditures					$137,815	$193,910	$4,237	$—	$335,962	(J)

(G)	Included in the Coal segment are sales of $122,335 to American Electric Power and sales of $149,119 to Allegheny Energy. Included in the Gas segment are sales of $30,380 to American Electric Power.
(H)	Includes equity in earnings (losses) of unconsolidated affiliates of $86, $1,079 and $(369) for Other Coal, Gas and All Other, respectively.
(I)	Includes investments in unconsolidated equity affiliates of $69,415, $7,589 and $663 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $74,474 of receivables related to the Export Sales Excise Tax resolution.
(J)	Included in the Coal segment capital expenditures is $17,950 attributable to the purchase of Glennies Creek Mine. Included in the Gas segment capital expenditures is $155,312 attributable to the purchase from Conoco Inc. of the remaining 50% interest in the assets of Pocahontas Gas Partnership and the remaining 25% interest in the assets of Cardinal States Gathering Company. The assets owned by these two entities are fully consolidated at and from the acquisition date, and previously were accounted for on the equity method.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the twelve months ended June 30, 2001:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,152,573	$212,431	$237,794	$249,986	$1,852,784	$129,768	$131,362	$—	$2,113,914	(K)
Sales—related parties	9,288	—	—	—	9,288	—	—	—	9,288
Freight—outside	—	—	—	$157,037	157,037	—	—	—	157,037
Freight—related parties	—	—	—	$3,903	3,903	—	—	—	3,903
Intersegment transfers	—	—	—	—	—	3,535	93,184	(96,719)	—

Total Sales and Freight	$1,161,861	$212,431	$237,794	$410,926	$2,023,012	$133,303	$224,546	$(96,719)	$2,284,142

Earnings (Loss) Before Income Taxes	$147,582	$24,331	$21,901	$3,699	$197,513	$88,980	$(1,405)	$(44,753)	$240,335	(L)

Segment assets					$3,001,455	$329,834	$158,694	$404,988	$3,894,971	(M)

Depreciation, depletion and amortization					$220,849	$10,818	$11,605	$—	$243,272

Capital Expenditures					$210,423	$31,353	$10,428	$—	$252,204	(N)

(K)	Included in the Coal segment are sales of $109,225 to American Electric Power and sales of $320,601 to Allegheny Energy.
(L)	Includes equity in earnings (losses) of unconsolidated affiliates of $(256), $21,254 and $(1,561) for Other Coal, Gas and All Other, respectively. Also, included in Coal is $92,458 of income related to the Export Sales Excise Tax resolution.
(M)	Includes investments in unconsolidated equity affiliates of $40,559, $182,269 and $683 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $102,241 of receivables related to the Export Sales Excise Tax resolution.
(N)	Included in the Coal segment capital expenditures is $39,072 attributable to the purchase of Line Creek Mine.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Total segment sales and freight from external customers	$2,157,433	$2,137,761	1,034,774	2,284,142
Other income not allocated to segments (Note 4)	65,033	45,837	31,223	70,457

Total Consolidated Revenue and Other Income	$2,222,466	$2,183,598	1,065,997	2,354,599

Earnings (Loss) Before Income Taxes:
Segment Earnings (Loss) Before Income Taxes for total reportable business segments	$23,120	28,581	1,769	286,493
Segment Earnings (Loss) Before Income Taxes for all other businesses	(26,329)	(22,595)	(401)	(1,405)
Incentive Compensation	8	173	(1,052)	(18,356)
Interest income (expense), net and other non-operating activity	(30,306)	(46,582)	(19,936)	(26,397)

Earnings (Loss) Before Income Taxes	$(33,507)	$(40,423)	(19,620)	240,335

	December 31, 2003	December 31, 2002	December 31, 2001	June 30, 2001
Total Assets:
Segment assets for total reportable business segments	$3,337,722	$3,498,232	$3,521,214	$3,331,289
Segment assets for all other businesses	224,738	222,419	162,314	157,538
Items excluded from segments assets:
Cash and other investments	6,985	11,800	15,967	17,104
Restricted Cash	190,918	—	—	—
Export sales excise tax resolution interest receivable	—	21,649	21,419	32,351
Deferred tax assets	535,029	512,954	575,614	355,533
Recoverable (Accrued) income taxes	20,257	21,935	—	—
Intangible asset—overfunded pension plan	468	906	1,146	—
Bond issuance costs	2,861	3,265	1,058	1,156

Total Consolidated Assets	$4,318,978	$4,293,160	$4,298,732	$3,894,971

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
United States	$1,874,299	$1,785,417	$859,492	$1,881,045
Europe	149,613	181,748	82,538	216,258
Asia	2,574	39,495	14,886	26,311
Canada	88,360	90,022	33,922	86,828
South America	23,053	34,612	36,050	52,366
Middle East	19,534	—	—	—
Africa	—	6,467	7,886	21,334

Total Revenues and Freight from External Customers (P)	$2,157,433	$2,137,761	$1,034,774	$2,284,142

(P) CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31, 2003	December 31, 2002	December 31, 2001	June 30, 2001
United States	$2,685,302	$2,597,197	$2,595,954	$2,181,779
Canada	1,053	8,917	8,538	9,194
Belgium	103	109	115	122

Total Property, Plant and Equipment	$2,686,458	$2,606,223	$2,604,607	$2,191,095

Note 31—Guarantor Subsidiaries Financial Information:

During the twelve months ended December 31, 2003, CONSOL Energy executed Supplemental Indenture No. 2. This Supplemental Indenture revised the Guarantor Subsidiaries as defined in the First Supplemental Indenture to include additional subsidiaries as guarantors and remove one subsidiary as a guarantor. Accordingly, CONSOL Energy has revised prior year’s data to conform to the classifications effective at December 31, 2003.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Twelve months ended December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,974,638	$66,844	$—	$2,041,482
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	113,730	290	—	114,020
Freight—Related Parties	—	562	—	—	562
Other Income (including equity earnings)	16,381	41,287	16,729	(9,364)	65,033

Total Revenue and Other Income	16,381	2,131,586	83,863	(9,364)	2,222,466
Cost of Goods Sold and Other Operating Charges	11,544	1,601,246	153,546	(142,320)	1,624,016
Related Party Activity	(5,151)	(77,726)	(85,896)	168,773	—
Freight Expense	—	114,292	290	—	114,582
Selling, General and Administrative Expense	—	74,840	2,731	—	77,571
Depreciation, Depletion and Amortization	4,358	238,420	1,228	(1,854)	242,152
Interest Expense	21,072	12,395	984	—	34,451
Taxes Other Than Income	3,077	155,749	1,383	—	160,209
Restructuring Cost	3,606	—	—	—	3,606
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	38,506	2,118,602	74,266	24,599	2,255,973

Earnings (Loss) Before Income Taxes	(22,125)	12,984	9,597	(33,963)	(33,507)
Income Taxes (Benefit)	(14,327)	(9,973)	3,359	—	(20,941)

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principal	(7,798)	22,957	6,238	(33,963)	(12,566)

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	(2,900)	(1,868)	—	(4,768)

Net Income (Loss)	$(7,798)	$25,857	$8,106	$(33,963)	$(7,798)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$5,173	$347	$993	$—	$6,513
Accounts and Notes Receivable:
Trade	—	418	89,553	—	89,971
Other	916	87,327	3,158	—	91,401
Inventories	174	80,021	23,163	—	103,358
Deferred Income Taxes	125,938	—	—	—	125,938
Recoverable Income Taxes	20,257	—	—	—	20,257
Prepaid Expenses	6,094	26,781	527	—	33,402

Total Current Assets	158,552	194,894	117,394	—	470,840
Property, Plant and Equipment:
Property, Plant and Equipment	98,208	5,372,246	24,642	—	5,495,096
Less-Accumulated Depreciation, Depletion and Amortization	46,585	2,742,826	19,227	—	2,808,638

Property, Plant and Equipment—Net	51,623	2,629,420	5,415	—	2,686,458
Other Assets:
Deferred Income Taxes	409,090	—	—	—	409,090
Intangible Assets, Net	—	375,049	—	—	375,049
Investment in Affiliates	1,318,921	27,640	38,108	(1,299,791)	84,878
Restricted Cash	190,000	918	—	—	190,918
Other	4,039	92,478	5,228	—	101,745

Total Other Assets	1,922,050	496,085	43,336	(1,299,791)	1,161,680

Total Assets	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$82,458	$32,867	$19,447	$—	$134,772
Accounts Payable (Recoverable)-Related Parties	1,246,783	(1,345,508)	98,725	—	—
Short-Term Notes Payable	65,000	—	3,760	—	68,760
Current Portion of Long-Term Debt and Capital Lease Obligations	—	53,330	—	—	53,330
Other Accrued Liabilities	55,789	508,821	3,127	—	567,737

Total Current Liabilities	1,450,030	(750,490)	125,059	—	824,599
Long-Term Debt	248,314	176,348	17,250	—	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,494,615	—	—	1,494,615
Pneumoconiosis Benefits	—	441,076	—	—	441,076
Mine Closing	—	312,208	—	—	312,208
Workers’ Compensation	1,433	254,352	—	—	255,785
Deferred Revenue	—	61,673	—	—	61,673
Salary Retirement	79,453	92	—	—	79,545
Reclamation	—	14,480	—	—	14,480
Other	62,358	31,015	9,075	—	102,448

Total Deferred Credits and Other Liabilities	143,244	2,609,511	9,075	—	2,761,830
Stockholders’ Equity	290,637	1,285,030	14,761	(1,299,791)	290,637

Total Liabilities and Stockholders’ Equity	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Twelve Months Ended December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$193,425	$250,478	$(62,776)	$—	$381,127

Cash Flows from Investing Activities:
Capital Expenditures	$(8,469)	$(282,183)	$—	$—	$(290,652)
Investment in Equity Affiliates	—	(278)	(12,392)	—	(12,670)
Other Investing Activities	—	33,738	64,970	—	98,708

Net Cash Used in Investing Activities	$(8,469)	$(248,723)	$52,578	$—	$(204,614)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(202,953)	$—	$—	$—	$(202,953)
Proceeds from Long-Term Notes	—	—	1,757	—	1,757
Dividends Paid	(45,613)	—	—	—	(45,613)
Proceeds from Issuance of Common Stock, Net of Related Costs	189,552	—	—	—	189,552
Other Financing Activities	(123,420)	(3,194)	2,354	—	(124,260)

Net Cash Provided by (Used in) Financing Activities	$(182,434)	$(3,194)	$4,111	$—	$(181,517)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Twelve months ended December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales – Outside	$—	$1,935,083	$67,458	$—	$2,002,541
Sales – Related Parties	—	804	—	—	804
Freight – Outside	—	127,283	6,569	—	133,852
Freight – Related Parties	—	1,829	—	(1,265)	564
Other Income	34,534	48,913	(6,142)	(31,468)	45,837

Total Revenue and Other Income	34,534	2,113,912	67,885	(32,733)	2,183,598

Cost of Goods Sold and Other Operating Charges	12,690	1,553,842	135,584	(158,927)	1,543,189
Related Party Activity	(6,126)	(98,126)	(71,382)	175,634	—
Freight Expense	—	129,112	6,569	(1,265)	134,416
Selling, General and Administrative Expense	—	65,842	46	—	65,888
Depreciation, Depletion and Amortization	2,362	261,139	1,226	(1,854)	262,873
Interest Expense	22,907	22,995	311	—	46,213
Taxes Other Than Income	3,635	166,961	1,883	—	172,479
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	35,468	2,100,728	74,237	13,588	2,224,021

Earnings (Loss) Before Income Taxes	(934)	13,184	(6,352)	(46,321)	(40,423)
Income Taxes (Benefit)	(12,610)	(37,266)	(2,223)	—	(52,099)

Net Income (Loss)	$11,676	$50,450	$(4,129)	$(46,321)	$11,676

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2,651	$1,786	$7,080	$—	$11,517
Accounts and Notes Receivable:
Trade	—	193,459	12,432	—	205,891
Other	6,481	118,944	1,801	—	127,226
Inventories	258	114,563	20,800	—	135,621
Deferred Income Taxes	92,236	—	—	—	92,236
Recoverable Income Taxes	21,935	—	—	—	21,935
Prepaid Expenses	4,770	23,520	121	—	28,411

Total Current Assets	128,331	452,272	42,234	—	622,837
Property, Plant and Equipment:
Property, Plant and Equipment	87,689	5,146,046	23,721	—	5,257,456
Less-Accumulated Depreciation, Depletion and Amortization	41,620	2,591,361	18,252	—	2,651,233

Property, Plant and Equipment—Net	46,069	2,554,685	5,469	—	2,606,223
Other Assets:
Deferred Income Taxes	420,718	—	—	—	420,718
Intangible Assets—Net	—	388,362	—	—	388,362
Investment in Affiliates	1,367,605	18,922	91,478	(1,342,643)	135,362
Other	2,509	116,892	257	—	119,658

Total Other Assets	1,790,832	524,176	91,735	(1,342,643)	1,064,100

Total Assets	$1,965,232	$3,531,133	$139,438	$(1,342,643)	$4,293,160

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$110,120	$27,160	$14,091	$—	$151,371
Accounts Payable (Recoverable)-Related Parties	1,023,380	(1,068,897)	45,517	—	—
Short-Term Notes Payable	203,139	—	1,406	—	204,545
Current Portion of Long-Term Debt	100	8,515	—	—	8,615
Other Accrued Liabilities	62,606	383,823	3,473	—	449,902

Total Current Liabilities	1,399,345	(649,399)	64,487	—	814,433
Long-Term Debt:
Long-Term Debt	248,107	221,935	15,493	—	485,535
Capital Lease Obligations	—	2,896	—	—	2,896

Total Long-Term Debt	248,107	224,831	15,493	—	488,431
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,437,987	—	—	1,437,987
Pneumoconiosis Benefits	—	455,436	—	—	455,436
Mine Closing	—	332,920	—	—	332,920
Workers’ Compensation	1,827	259,423	—	—	261,250
Deferred Revenue	—	102,400	—	—	102,400
Salary Retirement	90,665	809	—	—	91,474
Reclamation	—	5,812	—	—	5,812
Other	63,241	71,424	6,305	—	140,970

Total Deferred Credits and Other Liabilities	155,733	2,666,211	6,305	—	2,828,249
Stockholders’ Equity	162,047	1,289,490	53,153	(1,342,643)	162,047

Total Liabilities and Stockholders’ Equity	$1,965,232	$3,531,133	$139,438	$(1,342,643)	$4,293,160

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Twelve Months Ended December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(20,149)	$339,398	$10,307	$—	$329,556

Cash Flows from Investing Activities:
Capital Expenditures	$(13,797)	$(281,228)	$—	$—	$(295,025)
Investment in Equity Affiliates	(28,141)	(9,905)	(29,923)	—	(67,969)
Other Investing Activities	8	23,050	—	—	23,058

Net Cash Used in Investing Activities	$(41,930)	$(268,083)	$(29,923)	$—	$(339,936)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(119,993)	$—	$—	$—	$(119,993)
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Proceeds from Long-Term Notes	246,310	—	15,493	—	261,803
Dividends Paid	(66,086)	—	—	—	(66,086)
Other Financing Activities	776	(5,731)	1,546	—	(3,409)

Net Cash Provided by (Used in) Financing Activities	$61,007	$(71,731)	$17,039	$—	$6,315

Income Statement for the Six months ended December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$929,122	$35,338	$—	$964,460
Freight—Outside	—	65,136	5,178	—	70,314
Other Income (including equity earnings)	4,820	31,144	1,390	(6,131)	31,223

Total Revenue and Other Income	4,820	1,025,402	41,906	(6,131)	1,065,997
Cost of Goods Sold and Other Operating Charges	7,326	741,401	78,735	(66,316)	761,146
Related Party Activity	(7,827)	(18,489)	(37,803)	64,119	—
Freight Expense	—	65,136	5,178	—	70,314
Selling, General and Administrative Expense	—	31,471	22	—	31,493
Depreciation, Depletion and Amortization	1,129	118,403	507	—	120,039
Interest Expense	3,358	13,206	—	—	16,564
Taxes Other Than Income	1,820	78,081	758	—	80,659
Export Sales Excise Tax Resolution	—	5,402	—	—	5,402

Total Costs	5,806	1,034,611	47,397	(2,197)	1,085,617

Earnings (Loss) Before Income Taxes	(986)	(9,209)	(5,491)	(3,934)	(19,620)
Income Taxes (Benefit)	(2,045)	(16,712)	(1,922)	—	(20,679)

Net Income (Loss)	$1,059	$7,503	$(3,569)	$(3,934)	$1,059

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$3,723	$2,202	$9,657	$—	$15,582
Accounts and Notes Receivable:
Trade	—	249,247	14,604	(43,409)	220,442
Other	1,566	119,004	2,766	—	123,336
Inventories	240	104,813	8,841	—	113,894
Deferred Income Taxes	54,708	—	—	—	54,708
Prepaid Expenses	3,142	38,841	291	—	42,274

Total Current Assets	63,379	514,107	36,159	(43,409)	570,236
Property, Plant and Equipment:
Property, Plant and Equipment	51,581	4,888,632	25,446	—	4,965,659
Less-Accumulated Depreciation, Depletion and Amortization	20,737	2,321,710	18,605	—	2,361,052

Property, Plant and Equipment—Net	30,844	2,566,922	6,841	—	2,604,607
Other Assets:
Deferred Income Taxes	520,906	—	—	—	520,906
Intangible Assets, Net	9	403,338	—	—	403,347
Investment in Affiliates	1,113,982	1,206,729	47,481	(2,290,264)	77,928
Other	1,649	120,036	23	—	121,708

Total Other Assets	1,636,546	1,730,103	47,504	(2,290,264)	1,123,889

Total Assets	$1,730,769	$4,811,132	$90,504	$(2,333,673)	$4,298,732

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$117,281	$85,309	$12,742	$(43,409)	$171,923
Accounts Payable (Recoverable)-Related Parties	811,479	(942,055)	49,701	80,875	—
Short-Term Notes Payable	77,869	—	—	—	77,869
Current Portion of Long-Term Debt and Capital Lease Obligations	100	72,671	—	—	72,771
Accrued Income Taxes	4,799	—	—	—	4,799
Other Accrued Liabilities	31,753	277,937	3,689	—	313,379

Total Current Liabilities	1,043,281	(506,138)	66,132	37,466	640,741
Long-Term Debt:
Long-Term Debt	245,892	218,295	—	—	464,187
Capital Lease Obligations	—	8,482	—	—	8,482

Total Long-Term Debt	245,892	226,777	—	—	472,669
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,417,567	—	—	1,417,567
Pneumoconiosis Benefits	—	459,776	—	—	459,776
Mine Closing	—	333,738	—	—	333,738
Workers’ Compensation	1,738	267,337	—	—	269,075
Deferred Revenue	—	227,595	—	—	227,595
Salary Retirement	8,633	—	—	—	8,633
Reclamation	—	13,744	—	—	13,744
Other	159,666	19,257	4,712	—	183,635

Total Deferred Credits and Other Liabilities	170,037	2,739,014	4,712	—	2,913,763
Stockholders’ Equity	271,559	2,351,479	19,660	(2,371,139)	271,559

Total Liabilities and Stockholders’ Equity	$1,730,769	$4,811,132	$90,504	$(2,333,673)	$4,298,732

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Six Months Ended December 31, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$105,258	$(25,926)	$13,752	$—	$93,084

Cash Flows from Investing Activities:
Capital Expenditures	$(3,637)	$(159,063)	$—	$—	$(162,700)
Acquisitions—Net of Cash Acquired	(20,694)	180,688	2,744	—	162,738
Investment in Equity Affiliates	(1,598)	(275)	(12,046)	—	(13,919)
Other Investing Activities	15	2,268	—	—	2,283

Net Cash (Used in) Provided by Investing Activities	$(25,914)	$23,618	$(9,302)	$—	$(11,598)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(36,564)	$—	$—	$—	$(36,564)
Dividends Paid	(44,050)	—	—	—	(44,050)
Other Financing Activities	—	(1,915)	—	—	(1,915)

Net Cash Used in Financing Activities	$(80,614)	$(1,915)	$—	$—	$(82,529)

Income Statement for the Twelve Months

Ended June 30, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,991,771	$122,143	$—	$2,113,914
Sales—Related Parties	—	9,288	—	—	9,288
Freight—Outside	—	150,186	6,851	—	157,037
Freight—Related Parties	—	4,550	—	(647)	3,903
Other Income (including equity earnings)	197,473	74,568	3,939	(205,523)	70,457

Total Revenue and Other Income	197,473	2,230,363	132,933	(206,170)	2,354,599
Cost of Goods Sold and Other Operating Charges	31,927	1,437,526	213,826	(128,412)	1,554,867
Related Party Activity	(33,862)	(22,422)	(73,349)	129,633	—
Freight Expense	—	154,736	6,851	(647)	160,940
Selling, General and Administrative Expense	—	62,602	441	—	63,043
Depreciation, Depletion and Amortization	2,010	241,662	1,457	(1,857)	243,272
Interest Expense	17,111	40,485	2	—	57,598
Taxes Other Than Income	4,204	151,716	2,146	—	158,066
Export Sales Excise Tax Resolution	—	(123,522)	—	—	(123,522)

Total Costs	21,390	1,942,783	151,374	(1,283)	2,114,264

Earnings (Loss) Before Income Taxes	176,083	287,580	(18,441)	(204,887)	240,335
Income Taxes (Benefit)	(7,567)	70,706	(6,454)	—	56,685

Net Income (Loss)	$183,650	$216,874	$(11,987)	$(204,887)	$183,650

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Twelve Months Ended June 30, 2001:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(269,967)	$665,081	$40,725	$—	$435,839

Cash Flows from Investing Activities:
Capital Expenditures	$(3,163)	$(209,969)	$—	$—	$(213,132)
Acquisitions—Net of Cash Acquired	—	—	(39,072)	—	(39,072)
Investment in Equity Affiliates	(156)	14,075	(1,805)	—	12,114
Other Investing Activities	1,428	3,452	1,889	—	6,769

Net Cash Used in Investing Activities	$(1,891)	$(192,442)	$(38,988)	$—	$(233,321)

Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	$361,855	$(464,310)	$—	$—	$(102,455)
Dividends Paid	(88,014)	—	—	—	(88,014)
Other Financing Activities	1,521	(5,126)	—	—	(3,605)

Net Cash Provided by (Used in) Financing Activities	$275,362	$(469,436)	$—	$—	$(194,074)

Note 32—Supplemental Coal Data (unaudited):

	Millions of Tons
	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Proved and probable reserves at beginning of period	4,234	4,322	4,378	4,461
Purchased reserves	1	4	4	3
Reserves sold in place	(32)	(28)	(8)	(5)
Production	(60)	(64)	(34)	(71)
Revisions and other changes	5	—	(18)	(10)

Consolidated proved and probable reserves at end of period*	4,148	4,234	4,322	4,378

Proportionate share of proved and probable reserves of unconsolidated equity affiliates *	10	41	43	33

*	Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

The vast majority of coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2003, 796 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2003 include 3,581 million tons of steam coal in consolidated reserves, of which approximately 15 percent has a sulfur content equivalent to less than 1.2

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

pounds sulfur dioxide per million British thermal unit (Btu), and an additional 15 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 567 million tons of metallurgical coal in consolidated reserves and 10 million tons of metallurgical coal in unconsolidated equity affiliates, of which approximately 67 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 33 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Note 33—Supplemental Gas Data (unaudited):

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules:

Capitalized Costs:

	December 31, 2003	December 31, 2002	December 31, 2001
Proved properties	$686,871	$596,014	$523,377
Accumulated depreciation, depletion and amortization	97,397	64,425	29,708

Net Capitalized Costs	$589,474	$531,589	$493,669

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$14,350	$10,670	$496

In the years ended December 31, 2003 and 2002, and the six month period ended December 31, 2001, CONSOL Energy incurred development costs of $85,138, $72,637 and $36,554, respectively. CONSOL Energy incurred property acquisition costs of $163,427 related to the acquisition of the remaining 50% interest in Pocahontas Gas Partnership and the remaining 25% interest in Cardinal States Gathering Company in the six-month period ended December 31, 2001. CONSOL Energy did not incur exploration costs in any of these periods.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Results of Operations:

	For the Twelve Months Ended December 31,		For the Six Months Ended December 31, 2001	For the Twelve Months Ended June 30, 2001
	2003	2002
Total Revenue	$214,250	$148,914	$51,060	$157,832
Lifting Costs	19,830	16,439	8,111	8,893
Royalty Expense	24,200	12,214	3,530	12,983
Other Production Costs	59,191	45,837	18,015	29,845
Depreciation, Depletion & Amortization	33,323	34,368	12,581	10,818

Total Cost	136,544	108,858	42,237	62,539
Pretax Operating Income	77,706	40,056	8,823	95,293
Income Taxes	27,197	14,020	(798)	33,236

Results of Operations, excluding Corporate and Interest Costs	$50,509	$26,036	$9,621	$62,057

Net Reserve Quantity (Million Cubic Feet):
Proved developed and undeveloped gas reserves at beginning of period*	960,505	1,023,379	677,151	653,460
Purchased reserves	—	—	362,955	—
Production	(44,421)	(41,269)	(17,270)	(30,368)
Revisions and other changes	88,297	(21,605)	543	54,059

Proved developed and undeveloped gas reserves at end of Period*	1,004,381	960,505	1,023,379	677,151
Proportional interest in reserves of investees accounted for by the equity method (included in proved developed and undeveloped gas reserves)	1,581	559	6,802	364,160

Proved developed reserves:
At beginning of period	330,246	364,143	234,386	156,354

At end of period	353,778	330,246	364,143	234,386

Proved developed reserves in equity affiliates included in proved developed reserves:
At beginning of period	559	5,022	102,918	90,399

At end of period	843	559	5,022	102,918

*	Proved developed and undeveloped gas reserves are defined by the Society of Petroleum Engineers and the World Petroleum Congress. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

CONSOL Energy’s proved gas reserves are located in the states of Virginia, Tennessee and Pennsylvania.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The future net cash flows for the prior year ended December 31, 2001 have been restated from $433,224 for future net cash flows and $218,365 for total standardized measure of discounted future net cash flows previously included in our reports due to revisions in development costs for that period. This change is necessary to illustrate a more accurate comparison of the year-to-year changes.

	December 31, 2003	December 31, 2002	December 31, 2001	June 30, 2001
Future Cash Flows:
Revenues	$5,792,348	$4,615,330	$2,848,386	$2,647,689
Production costs	(1,314,691)	(1,311,172)	(1,437,154)	(1,520,955)
Development costs	(307,075)	(283,290)	(284,905)	(286,680)
Income tax expense	(1,461,785)	(983,172)	(224,984)	(288,447)

Future Net Cash Flows	2,708,797	2,037,696	901,343	551,607
Discounted to present value at a 10% annual rate	(1,697,611)	(1,302,515)	(555,517)	(362,451)

Total standardized measure of discounted net cash flows	$1,011,186	$735,181	$345,826	$189,156

Standardized measure of discounted net cash flows for equity affiliates included above	$—	$—	$—	$32,451

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31, 2003	December 31, 2002	December 31, 2001	June 30, 2001
Balance at Beginning of Period	$735,181	$345,826	$189,156	$494,581
Net changes in sales prices and production costs	1,036,699	1,974,411	(1,387,961)	(857,403)
Sales—net of production costs	(151,499)	(65,346)	284,498	(106,111)
Net change due to acquisition	—	—	1,155,060	—
Net change due to revisions in quantity estimates	287,993	(34,814)	232,901	217,185
Development costs incurred, previously estimated	80,455	42,705	(18,141)	(13,398)
Changes in estimated future development costs	(104,240)	(41,090)	1,775	(43,947)
Net change in future income taxes	(478,613)	(739,520)	163,576	191,057
Accretion of discount and other	(394,790)	(746,991)	(275,038)	307,192

Total Discounted Cash Flow at End of Period	$1,011,186	$735,181	$345,826	$189,156

Note 34—Quarterly Information (unaudited):

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Sales	$512,116	$511,571	$511,235	$507,929

Freight Revenue	$29,083	$27,329	$25,580	$32,590

Costs of Goods Sold and Other Operating Charges	$417,376	$415,078	$383,691	$407,871

Freight Expense	$29,083	$27,329	$25,580	$32,590

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$(20,619)	$(5,895)	$10,559	$3,389

Net Income (Loss)	$(20,619)	$(5,895)	$10,559	$8,157

Earnings Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$(0.23)	$(0.07)	$0.13	$0.04

Dilutive	$(0.23)	$(0.07)	$0.13	$0.04

Total Earnings Per Share:
Basic	$(0.23)	$(0.07)	$0.13	$0.10

Dilutive	$(0.23)	$(0.07)	$0.13	$0.10

Weighted Average Shares Outstanding:
Basic	89,823,341	79,500,793	78,759,875	78,749,180

Dilutive	90,322,549	79,835,053	79,104,915	78,845,356

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Effective June 5, 2002, the Board of Directors of CONSOL Energy replaced the firm of Ernst & Young LLP as their independent auditor. Effective June 5, 2002, the Board of Directors of CONSOL Energy appointed the firm of PricewaterhouseCoopers LLP to serve as their independent auditor. These actions were taken by the Board of Directors following the recommendation of the Audit Committee.

Ernst & Young LLP’s report on the financial statements for CONSOL Energy for the fiscal year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During CONSOL Energy’s two fiscal years ended December 31, 2001, prior to engaging PricewaterhouseCoopers LLP, there were no disagreements between Ernst & Young LLP and CONSOL Energy on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its report. There were also no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K under the Securities Exchange Act of 1934 (“Regulation S-K”) during CONSOL Energy’s two fiscal years ended December 31, 2001.

During CONSOL Energy’s two fiscal years ended December 31, 2001, prior to engaging PricewaterhouseCoopers LLP, CONSOL Energy did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed; or with respect to the type of audit opinion that might be rendered on CONSOL Energy’s consolidated financial statements; or with respect to any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9a.	Controls and Procedures.

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information requested by Item 401 and Item 405 of Regulations S-K is incorporated herein by reference to the Proxy Statement for the annual meeting of shareholders to be held on April 27, 2004 (the “Proxy Statement”). See also the information concerning executive officers of CONSOL Energy set forth in Part I under the caption “Executive Officers of CONSOL Energy” in reliance on General Instruction G to Form 10-K.

CONSOL Energy has a written Code of Business Conduct that applies to CONSOL Energy’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer). The Code of Business Conduct is available on CONSOL Energy’s website at www.consolenergy.com. Such code is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information relating to executive compensation and CONSOL Energy’s equity compensation plans is contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information requested by Item 201(d) and 403 of Regulations S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information requested by Item 404 of Regulations S-K is incorporated herein by reference to the Definitive Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information with respect to fees and services related to CONSOL Energy’s independent auditors PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the Definitive Proxy Statement and are incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

		Page
(a)(1)	Financial Statements:

	The following consolidated financial statements of CONSOL Energy Inc. and subsidiaries are included in this filing on the pages indicated:

	Report of Independent Auditors	89

	Consolidated Statements of Income for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	91

	Consolidated Balance Sheets at December 31, 2002, December 31, 2001, and June 30, 2001	92

	Consolidated Statements of Stockholders’ Equity for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	93

	Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2002, Six Months Ended December 31, 2001, Twelve Months Ended June 30, 2001 and 2000	94

	Notes to Consolidated Financial Statements	95

(a)(2)	Financial Statement Schedules:

	No schedules are required to be presented by CONSOL Energy.

(a)(3)	Exhibits filed as part of this Report:

	The response to this portion of Item 15 is submitted as a separate part of this Report.

(b)(1)	Reports on Form 8-K:

	On December 23, 2003, CONSOL Energy furnished a Current Report on Form 8-K under Item 9 that included a press release issued on December 23, 2003, reporting the production results for the month of November 2003.*

	On December 22, 2003, CONSOL Energy filed a Current Report on Form 8-K under Item 5 and Item 7 announcing the entering into a Rights Agreement, dated as of December 22, 2003, between CONSOL Energy and Equiserve Trust Company, N.A.

	On December 1, 2003, CONSOL Energy furnished a Current Report on Form 8-K under Item 9 that included a press release issued on December 1, 2003, revising CONSOL Energy’s outlook reports for coal, gas and power production*

	On November 10, 2003, CONSOL Energy filed a Current Report on Form 8-K under Item 5 and Item 7 that included a press release issued on November 7, 2003, announcing its board size was increased to 9 members from 8 members.

	On October 28, 2003, CONSOL Energy furnished a Current Report on Form 8-K under Item 12 that included a press release issued on December 28, 2003, announcing third quarter results.*

	On October 15, 2003, CONSOL Energy filed a Current Report on Form 8-K under Item 5 and Item 7 that included a press release issued on October 15, 2003, announcing an internal investigation.

	On October 3, 2003, CONSOL Energy filed a Current Report on Form 8-K under Item 5 and Item 7 that included a press release issued on October 2, 2003, announcing largest shareholder to sell shares

*	These reports, or certain portions thereof, were furnished under Item 9 or Item 12 of Form 8-K and are referenced herein for informational purposes only. Therefore such reports or applicable provisions thereof are not, and such contents should not be deemed, incorporated by reference into any registration statements filed by CONSOL Energy with the SEC under the Securities Act of 1993, as amended

(c)	Exhibits:

3.1	Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement Form S-1 (Registration No. 333-68987) filed on March 24, 1999, (“Amendment No. 2”).

3.2	Amended and restated By-Laws dated as of February 23, 2004.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.1 to Form 10-K (file number 333-68987) filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.2 to Form 10-K.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc. and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K filed on December 22, 2003.

10.1	Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration on Form S-1 (Registration No. 333-68987) filed on March 24, 1999 (“Amendment No. 1”).

10.2	First Amendment to Senior Revolving Loan Agreement dated as of November 28, 1994 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.2 to Amendment No. 1.

10.3	Second Amendment to Senior Revolving Loan Agreement dated as of October 1, 1995, between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.3 to Amendment No. 1.

10.4	Third Amendment to Senior Revolving Loan Agreement dated as of December 14, 1995 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.4 to Amendment No. 1.

10.5	Fourth Amendment to Senior Revolving Loan Agreement dated as of March 1, 1996 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.5 to Amendment No. 1.

10.6	Fifth Amendment to Senior Revolving Loan Agreement dated as of December 2, 1997 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.6 to Amendment No. 1.

10.7	Sixth Amendment to Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.7 to Amendment No. 1.

10.8	Seventh Amendment to Senior Revolving Loan Agreement dated as of January 19, 1999 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.8 to Amendment No. 1.

10.9	Intentionally omitted.

10.10	Note issued by Consolidation Coal Company in the aggregate principal amount of $100,000,000, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.11	Parent Guaranty dated November 13, 1998 from CONSOL Energy Inc., to First National Bank of Chicago, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.12	Significant Subsidiary Guaranty dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

10.13	Subordination Agreement dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun AG and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Employment Agreement dated December 11, 1997 between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.19	Employment Agreement dated February 22, 1999 between CONSOL Energy Inc. and John L. Whitmire, incorporated by reference to Exhibit 10.19 to Amendment No. 2.

10.20	CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

10.21	Intentionally omitted.

10.22	Registration Rights Agreement, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., Salomon Smith Barney Inc., Dresdner Kleinwort Wasserstein—Grantchester, Inc., Mellon Financial Markets, LLC, PNC Capital Markets, Inc., Scotia Capital Markets, Inc., Australia and New Zealand Banking Group Limited—London Branch and NatCity Investments, Inc, incorporated by reference to exhibit 10.22 to Form 10-K.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

10.28	364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

10.29	Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee, and Glennies Creek Joint Venture Financing, incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-Q for the quarter ended September 30, 2002.

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association, incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association, incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.36	Registration Rights Agreement, dated February 1, 1999, by and between CONSOL ENERGY Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.37	Letter Amendment, dated May 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH., incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.38	Second Amendment, dated as of September 18, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.39	Third Amendment, dated as of October 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.40	Form of Director Indemnification Agreement, dated May 13, 2003, by and between CONSOL Energy Inc. and each of J. Brett Harvey, John L. Whitmire, Philip W. Baxter, Patricia A. Hammick, Christoph Koether, Berthold Bonekamp, Bernd J. Breloer and Rolf Zimmermann, incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.41	Director Indemnification Agreement, dated September 15, 2003, by and between CONSOL Energy Inc. and George Lambertz, incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.43	Intentionally Omitted

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.47	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Peter B. Lilly.

10.48	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and William J. Lyons.

10.49	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald E. Smith.

10.50	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald G. Stovash.

10.51	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Stephen E. Williams.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized and in the capacities indicated, as of the 12th day of March, 2004.

CONSOL ENERGY INC.

By:	/s/ J. BRETT HARVEY

J. Brett Harvey,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 12th day of March, 2004, by the following persons on behalf of the Registrant in the capacities indicated:

Signature	Title

/s/ JOHN L. WHITMIRE John L. Whitmire	Chairman of the Board

/s/ J. BRETT HARVEY J. Brett Harvey	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM J. LYONS William J. Lyons	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PHILIP W. BAXTER Philip W. Baxter	Director

/s/ PATRICIA A. HAMMICK Patricia A. Hammick	Director

/s/ JAMES E. ALTMEYER, SR. James E. Altmeyer, Sr.	Director

/s/ WILLIAM E. DAVIS William E. Davis	Director

/s/ WILLIAM P. POWELL William P. Powell	Director

/s/ JOSEPH T. WILLIAMS Joseph T. Williams	Director

/s/ RAJ K. GUPTA Raj K. Gupta	Director