Form 10-Q
period 2004-03-31
CONSOL ENERGY INC
filed 2004-05-07
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 28, 2004
Common stock, $0.01 par value	90,029,525

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Sales—Outside	$590,488	$506,560
Sales—Related Parties	—	1,369
Freight—Outside	31,439	32,028
Freight—Related Parties	—	562
Other Income	28,928	19,290

Total Revenue and Other Income	650,855	559,809
Cost of Goods Sold and Other Operating Charges	448,888	407,871
Freight Expense	31,439	32,590
Selling, General and Administrative Expense	18,676	17,084
Depreciation, Depletion and Amortization	59,470	60,706
Interest Expense	9,061	9,476
Taxes Other Than Income	48,033	43,142

Total Costs	615,567	570,869

Earnings (Loss) Before Income Taxes	35,288	(11,060)
Income Tax Expense (Benefit)	4,542	(14,449)

Earnings Before Cumulative Effect of Change in Accounting	30,746	3,389
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income Taxes of $3,035	—	4,768
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	83,373	—

Net Income	$114,119	$8,157

Basic Earnings Per Share	$1.27	$0.10

Dilutive Earnings Per Share	$1.26	$0.10

Weighted Average Number of Common Shares Outstanding:
Basic	89,927,306	78,749,180

Dilutive	90,548,329	78,845,356

Dividends Paid Per Share	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited)
	MARCH 31, 2004	DECEMBER 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,626	$6,513
Accounts and Notes Receivable:
Trade	112,106	89,971
Other Receivables	89,870	91,401
Inventories	109,922	103,358
Deferred Income Taxes	130,666	125,938
Recoverable Income Taxes	19,629	20,257
Prepaid Expenses	53,262	33,402

Total Current Assets	543,081	470,840
Property, Plant and Equipment:
Property, Plant and Equipment	5,470,571	5,495,096
Less—Accumulated Depreciation, Depletion and Amortization	2,754,348	2,808,638

Total Property, Plant and Equipment—Net	2,716,223	2,686,458
Other Assets:
Deferred Income Taxes	352,349	409,090
Intangible Assets—Net	372,610	375,049
Investment in Affiliates	46,528	84,878
Restricted Cash	190,918	190,918
Other	98,327	101,745

Total Other Assets	1,060,732	1,161,680

TOTAL ASSETS	$4,320,036	$4,318,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$142,179	$134,772
Short-Term Notes Payable	100,000	68,760
Current Portion of Long-Term Debt	48,871	53,330
Other Accrued Liabilities	568,274	567,737

Total Current Liabilities	859,324	824,599
Total Long-Term Debt	424,975	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,508,957	1,494,615
Pneumoconiosis Benefits	437,198	441,076
Mine Closing	304,102	312,208
Workers’ Compensation	123,591	255,785
Deferred Revenue	61,508	61,673
Salary Retirement	93,288	79,545
Reclamation	12,586	14,480
Other	107,347	102,448

Total Deferred Credits and Other Liabilities	2,648,577	2,761,830
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 91,267,558 Issued and 89,981,338 Outstanding at March 31, 2004 and 89,861,900 Outstanding at December 31, 2003	913	913
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	834,181	833,675
Retained Earnings (Deficit)	(323,938)	(425,470)
Other Comprehensive Loss	(109,465)	(102,601)
Common Stock in Treasury, at Cost—1,286,220 Shares at March 31, 2004 and 1,405,658 Shares at December 31, 2003	(14,531)	(15,880)

Total Stockholders’ Equity	387,160	290,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,320,036	$4,318,978

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2003	$913	$833,675	$(425,470)	$(102,601)	$(15,880)	$290,637
(Unaudited)
Net Income	—	—	114,119	—	—	114,119
Treasury Rate Lock (Net of $13 tax)	—	—	—	(20)	—	(20)
Interest Rate Swap Contract (Net of ($514) tax)	—	—	—	807	—	807
Gas Cash Flow Hedge (Net of $5,037 tax)	—	—	—	(7,651)	—	(7,651)

Comprehensive Income (Loss)	—	—	114,119	(6,864)	—	107,255
Treasury Stock Issued (119,438 shares)	—	506	—	—	1,349	1,855
Dividends ($.14 per share)	—	—	(12,587)	—	—	(12,587)

Balance—March 31, 2004	$913	$834,181	$(323,938)	$(109,465)	$(14,531)	$387,160

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net Income	$114,119	$8,157
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting, net of tax	(83,373)	(4,768)
Depreciation, Depletion and Amortization	59,470	60,706
Gain on the Sale of Assets	(21,121)	(8,900)
Loss on Capital Lease Buyout	372	—
Amortization of Advance Mining Royalties	3,088	1,007
Deferred Income Taxes	3,469	(23,607)
Equity in Earnings of Affiliates	2,996	337
Changes in Operating Assets:
Accounts Receivable Securitization	14,100	—
Accounts and Notes Receivable	(30,954)	(15,216)
Inventories	(6,564)	3,042
Prepaid Expenses	(19,861)	(5,490)
Changes in Other Assets	13,015	(966)
Changes in Operating Liabilities:
Accounts Payable	27,383	(26,767)
Other Operating Liabilities	1,578	55,971
Changes in Other Liabilities	20,514	1,488
Other	(2,682)	(1,634)

	(18,570)	35,203

Net Cash Provided by Operating Activities	95,549	43,360

Investing Activities:
Capital Expenditures	(104,312)	(46,646)
Additions to Intangibles	(2,498)	(2,665)
Investment in Equity Affiliates	(1,206)	(831)
Proceeds from Sales of Assets	13,524	76,878

Net Cash (Used in) Provided by Investing Activities	(94,492)	26,736

Financing Activities:
Payments on Commercial Paper	—	(52,281)
Proceeds from Short-Term Debt	35,000	—
(Payments on) Proceeds from Miscellaneous Borrowings	(4,212)	621
Proceeds from Long Term Notes	—	1,007
Dividends Paid	(12,576)	(11,016)
Issuance of Treasury Stock	1,844	—

Net Cash Provided by (Used in) Financing Activities	20,056	(61,669)

Net Increase in Cash and Cash Equivalents	21,113	8,427
Cash and Cash Equivalents at Beginning of Period	6,513	11,517

Cash and Cash Equivalents at End of Period	$27,626	$19,944

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, as well as the cumulative effect of changes in accounting for workers’ compensation and mine closing, reclamation and gas well closing) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2003 included in CONSOL Energy Inc.’s (CONSOL Energy) Form 10-K.

Certain reclassifications of the prior year’s data have been made to conform to the three months ended March 31, 2004 classifications.

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,074,193 shares of common stock were outstanding for the three month period ended March 31, 2004 but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 1,738,141 shares of common stock were outstanding for the three month period ended March 31, 2003, but were not included in the computation of diluted earnings per share because the options were antidilutive.

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended March 31,
	2004	2003
Earnings before cumulative effect of change in accounting	$30,746	$3,389
Cumulative effect of accounting change	83,373	4,768

Net Income	$114,119	$8,157

Average shares of common stock Outstanding:
Basic	89,927,306	78,749,180
Effect of stock options	621,023	96,176

Diluted	90,548,329	78,845,356
Earnings per share:
Basic before cumulative effect	$0.34	$0.04

Basic after cumulative effect	$1.27	$0.10

Diluted before cumulative effect	$0.34	$0.04

Diluted after cumulative effect	$1.26	$0.10

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

NOTE 2—DISPOSITIONS:

In February 2004, CONSOL Energy sold the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27,500 ($11,000 of cash and $16,500 of Notes Receivable). Certain affiliates of AMCI, Inc. also assumed $21,190 of debt and the associated interest rate swaps and foreign currency hedges that a subsidiary of CNX Australia Pty Limited held. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale resulted in a pre-tax gain of $14,374.

NOTE 3—STOCK-BASED COMPENSATION:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of SFAS 123” (SFAS No. 148). CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123 and 148, to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$114,119	$8,157
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(938)	(626)

Pro forma net income	$113,181	$7,531

Earnings per share:
Basic—as reported	$1.27	$0.10

Basic—pro forma	$1.26	$0.10

Diluted—as reported	$1.26	$0.10

Diluted—pro forma	$1.25	$0.10

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$5,166	$5,765	$3,276	$3,237
Interest cost	7,054	7,059	35,565	33,568
Expected return on plan assets	(4,016)	(4,954)	—	—
Amortization costs	6,024	4,620	11,615	7,870
Curtailment gain	—	—	(3,454)	—

Net periodic benefit cost	$14,228	$12,490	$47,002	$44,675

CONSOL Energy previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $57,414 to its pension plan in 2004. As of March 31, 2004, $470 of contributions have been made. CONSOL Energy presently anticipates contributing an additional $56,944 to fund its pension plan in 2004 for a total of $57,414.

As previously disclosed in its financial statements for the year ended December 31, 2003, CONSOL Energy does not expect to contribute to the other post employment benefit plan in 2004. We intend to pay benefit claims as they become due. As of March 31, 2004, $30,545 of other post employment benefits has been paid.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR WORKERS’ COMPENSATION:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation 2004
	2004	2003
Service cost	$1,068	$1,012	$11,446
Interest cost	3,120	3,412	2,068
Expected return on plan assets	—	(50)	—
Amortization costs	(5,642)	(6,112)	—
Legal and administrative costs	675	525	609

Net periodic benefit cost	$(779)	$(1,213)	$14,123

As previously disclosed in its financial statements for the year ended December 31, 2003, CONSOL Energy does not expect to contribute to the CWP plan in 2004. We intend to pay benefit claims as they become due. As of March 31, 2004, $3,132 of CWP benefits have been paid.

CONSOL Energy’s workers’ compensation liabilities are unfunded, and benefit claims are paid as they become due. As of March 31, 2004, $12,356 of workers’ compensation benefits have been paid.

CONSOL Energy also has expensed $3,889 for the three months ended March 31, 2004 for various state administrative fees and insurance bond premiums. The state administrative fees are paid to various states for the right to self-insure workers’ compensation claims.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability will be recorded on a discounted basis, which has been actuarially determined using various assumptions, including a discount rate of 6% and a future health care trend rate of 10%, declining to 4.75% in 2010. CONSOL Energy believes this change was preferable since it aligns the accounting with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with the Company’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

As a result of the change, CONSOL Energy reduced its workers’ compensation liability by $136,453 and reduced its related deferred tax asset by $53,080. The cumulative effect adjustment recognized upon adoption was a gain of $83,373, net of a tax cost of approximately $53,080, and accordingly is reflected as a cumulative effect adjustment from a change in accounting. This cumulative effect adjustment is not included in the 2004 figures in the table above.

Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. The liability represented the estimated liability for claims that had been filed with a third party administrator and an estimate representing an incurred by not reported claim liability. The total expense related to workers compensation for the three months ended March 31, 2003 was $12,132. Pro forma net income for the three months ended March 31, 2003 would have been $5,343 had the change in accounting for workers’ compensation costs occurred at the beginning of 2003. Pro forma net income per basic common share and pro forma net income per diluted common share for the three months ended March 31, 2003 would have been $0.06. The pro forma amounts reflect the effect of retroactive application of this change, excluding the cumulative effect portion, had the new method been in effect as of January 1, 2003.

NOTE 6—CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR MINE CLOSING, RECLAMATION AND GAS WELL CLOSING COSTS:

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

NOTE 7—RESTRUCTURING COSTS:

In December 2003, CONSOL Energy reduced corporate overhead costs by eliminating approximately 100 selling, general and administrative and other positions within the Company. The restructuring of the corporate overhead was a result of the developments in CONSOL Energy’s business, including operating fewer mines than have been operated in the past, the sale of non-core business assets and de-emphasizing coal exports. At that time, restructuring charges of $3,606 were recognized representing estimated severance costs related to the workforce reduction. At December 31, 2003, approximately 75%, or $2,720, of the employee termination

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

benefits related to the program had been paid. The remaining restructuring obligation is recorded as Other Accrued Liabilities. Cash payments for the three months ended March 31, 2004 were $606. There were no other adjustments made to the restructuring liability in the three months ended March 31, 2004. The remaining restructuring liability at March 31, 2004 was $280 and is expected to be paid out by December 31, 2004.

NOTE 8—INCOME TAXES:

The following is a reconciliation stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2004		2003
	Amount	Percent	Amount	Percent
Statutory U. S. federal income tax rate	$12,351	35.0%	$(3,871)	35.0%
Excess tax depletion	(6,034)	(17.1)	(7,545)	68.2
Effect from sale of Foreign Companies	(2,766)	(7.9)	—	—
Net effect of state tax	774	2.2	(2,220)	20.1
Net effect of foreign tax	—	—	(391)	3.5
Other	217	0.7	(422)	3.8

Income Tax Expense(Benefit)/ Effective Rate	$4,542	12.9%	$(14,449)	130.6%

The effective tax rate for the three months ended March 31, 2004 was calculated using the combination of an annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of its wholly owned subsidiary CNX Australia Pty Limited. CONSOL Energy did not apply an annual effective rate to the 2003 quarterly results due to the sensitivity between the rate and small changes in forecasted income. Instead, for the three months ended March 31, 2003, a discrete tax calculation was used.

NOTE 9—INVENTORIES:

The components of inventories consist of the following:

	March 31, 2004	December 31, 2003
Coal	$31,627	$28,362
Merchandise for resale	23,611	21,407
Supplies	54,684	53,589

Total Inventories	$109,922	$103,358

NOTE 10—ACCOUNTS RECEIVABLE SECURITIZATION

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the Receivables Facility totaled $518 for the three months ended March 31, 2004. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in 2006.

At March 31, 2004, eligible accounts receivable totaled approximately $119,700 and there was no subordinate retained interest. Accounts receivable totaling $122,100 were removed from the consolidated balance sheet at March 31, 2004. In accordance with the facility agreement, the Company is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Proceeds at March 31, 2004, determined by eligible accounts receivable at February 29, 2004, exceeded the eligible accounts receivable at March 31, 2004. The $2,400 of proceeds not supported by accounts receivable at March 31, 2004 is included in the $122,100, which was removed from the consolidated balance sheet. The $14,100 of incremental proceeds received in the three months ended March 31, 2004 is included in cash flows from operating activities in the consolidated statement of cash flows.

NOTE 11—INTANGIBLE ASSETS:

Intangible assets consist of leased coal interests and advance mining royalties. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method for proven and probable coal reserves. For advance mining royalties, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Depletion of leased coal interests is computed using the units-of-production method for proven and probable coal reserves. For leased coal interests, where coal reserves do not yet meet the criteria to be classified as proven and probable coal reserves, the straight-line method of amortization over the estimated useful life is used. Advance mining royalties and leased coal interests are evaluated periodically for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment losses were recognized in the quarters ended March 31, 2004 and 2003.

	March 31, 2004	December 31, 2003
Leased coal interests	$438,669	$438,640
Advance mining royalties	339,716	340,294

Total gross carrying value	778,385	778,934
Less—Accumulated depletion of leased coal interests	152,265	150,408
Less—Accumulated amortization of advance mining royalties	253,510	253,477

Total accumulated depletion and amortization	405,775	403,885

Net Intangible Assets	$372,610	$375,049

Included in the March 31, 2004 gross carrying value for leased coal interests and advance mining royalties are $22 and $2,476 of current year additions, respectively. Included in the December 31, 2003 gross carrying value for leased coal interests and advance mining royalties are $4,994 and $5,202 of current year additions, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

The aggregate depletion and amortization expense for the three months ended March 31, 2004 and March 31, 2003 was $4,945 and $3,107, respectively.

Estimated depletion and amortization expense of leased coal interests and advance mining royalties during the next five years is as follows:

Year ended December 31,
2004	$14,139
2005	$5,315
2006	$3,443
2007	$3,166
2008	$3,126

NOTE 12—DEBT:

CONSOL Energy amended an existing revolving three year credit agreement on September 16, 2003. The credit program consists of a $266,750 revolving credit facility that expires in September 2005. Borrowings under this revolving credit facility bear interest based on the London Interbank Offer Rate (LIBOR) or the Prime Rate at CONSOL Energy’s option. Substantially all of the company’s assets are pledged as collateral, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of the Company’s consolidated net tangible assets. Funds may be borrowed for periods of 1 to 180 days depending on the interest rate method. Borrowings under the facility are used for general corporate purposes, including working capital and capital expenditures. The facility also supports the issuance of letters of credit. This agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.38 to 1.0 at March 31, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt discount of no less than 4.5 to 1.0, measured quarterly. This ratio was 8.25 to 1.0 at March 31, 2004. The multi-year Senior Revolving Credit Facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $455,000 and $470,000 for the twelve months ended December 31, 2004 and 2005, respectively. At March 31, 2004, this facility had $100,000 of borrowings outstanding and $35,575 letters of credit issued, leaving approximately $131,175 of unused capacity.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 23,500 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In September 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site. The estimated total remaining remediation cost for all responsible parties is estimated to be approximately $15,000. CONSOL Energy’s portion of this claim is approximately 15-20%. CONSOL Energy has paid $2,272 to date, of which none has been paid in the three months ended March 31, 2004, related to the remediation of this waste disposal site, and accordingly, the liability remains at $2,703 as of March 31, 2004. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, conveyor belt and steel framework on which the belt travels. Repairs took several weeks to complete and total estimated costs are approximately $7,000, net of expected insurance recovery of approximately $2,800. Costs incurred in the three month ended March 31, 2003 were $6,500 and are primarily reflected in the cost of goods sold and other charges, and the expected insurance recovery for damages is reflected in other receivables. No payments for damages incurred have been received by CONSOL Energy to date. Longwall coal production, which accounts for the majority of coal normally produced at the mine, resumed on February 10, 2003.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire is currently estimated to be approximately $20,000, net of expected insurance recovery of approximately $25,000. Costs to the Company are primarily reflected in the 2003 cost of goods sold and other charges, $7,650 of which is included in the three months ended March 31, 2003, and expected insurance recovery for damages is reflected in other receivables. Payments for damages of $2,900 have been received by CONSOL Energy through March 31, 2004. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March of 2004.

CONSOL Energy has filed insurance claims related to the damage incurred by these fires including claims under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty. No estimates for business interruption recovery have been recorded to date.

On October 21, 2003, a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002, and July 18, 2002, the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening the company’s financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Two other class action complaints have purportedly been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with either purported complaint. CONSOL Energy management believes these claims are without merit, and, accordingly, the Company has not accrued any liability associated with these claims.

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition. The fair values of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements at March 31, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$306,244
Reclamation Surety Bonds (b)	Various	256,535
1992 Benefit Plan (c)	10/2002 –10/2004	127,009
Gas Sales Agreements (d)	Various	109,000
Ohio Power Company (e)	6/1993 -6/2006	74,534
Ohio Valley Electric Corporation (f)	5/2000 -12/2006	33,046
Ginger Hill Synfuels, LLC (g)	1/2003 -12/2007	28,763
W. V. Workers’ Compensation Division (h)	4/2003 -4/2004	26,261
Miscellaneous Surety Bonds (i)	Various	24,655
Travelers Casualty & Surety Co. (j)	1/2004 -1/2005	19,214
LaSalle National Leasing Corporation (k)	10/2003 -10/2008	17,552
Orix Financial Services (l)	12/2002 -12/2007	15,778
Morgan Stanley Capital Group Inc. (m)	Various	13,882
U.S. Bancorp (n)	7/2002 -7/2007	12,249
Illinois Industrial Commission (o)	10/2002 -10/2004	9,569
West Penn Power Company (p)	7/1967 -12/2004	8,774
Citibank ISDA Agreements (q)	Various	7,953
Duke Energy Corporation (r)	2/2003 -12/2004	7,796
Zurich American Insurance (s)	11/2003 -11/2004	7,000
Old Republic Insurance (t)	11/2002 -11/2004	6,403
PA Department of Environmental Protection (u)	9/2003 -11/2004	5,099
Bank of Novia Scotia (v)	9/2003 -10/2004	5,000
PA Department of Transportation (w)	3/2004 -3/2005	5,000
Ontario Power Generation, Inc. (x)	1/2004 -12/2006	3,635
Commonwealth of Kentucky (y)	8/2003 -8/2004	1,819
Hooks Industrial (z)	2/2004 -2/2005	1,800
Court Bonds (aa)	Various	1,637
Reliant Energy (bb)	12/2002 -12/2005	1,575
Travelers Casualty & Surety Company (cc)	11/2003 -11/2004	1,500
Travelers Casualty & Surety Company (dd)	11/2003 -11/2004	1,500
U.S. Department of Labor (ee)	12/2002 -12/2004	1,350
Centimark Corp. (ff)	8/2000 -7/2008	1,329
W. Va. Department of Environmental Protection (gg)	8/2003 -8/2008	918
Orion Power (hh)	12/2003 -12/2006	800
Commonwealth of Kentucky (ii)	Various	709
Illinois Industrial Commission (jj)	3/2004 -10/2004	656
Orion Power (kk)	12/2002 -12/2005	635
Highmark Life & Casualty (ll)	5/2003 -5/2004	500
Lumbermens Mutual (mm)	10/2003 -11/2004	253
Allegheny Energy Supply Co. (nn)	3/2004 -3/2005	152
LABAR Co. (oo)	4/1999 -3/2005	126
Maryland Workers Compensation Commission (pp)	10/2003 -10/2004	100
Commonwealth of Va (qq)	12/2003 - 12/2004	47

Total Guarantees		$1,148,357

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

(a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary as a result of CONSOL Energy being self insured for workers’ compensation, and will be called should CONSOL Energy or any of its subsidiaries fail to pay workers’ compensation claims.

(b)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations. CONSOL Energy, through these bonds, guarantees the performance of these obligations related to reclamation and subsidence.

(c)	On October 15, 2002, a subsidiary of CONSOL Energy arranged for the issuance of a letter of credit to the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan. At March 31, 2004, this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(d)	Certain subsidiaries of CONSOL Energy have entered into gas sales agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1. CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this sales agreement, up to $60,000.

2. CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at March 31, 2004 are as follows: (a) CNX Gas Company LLC—$36,000, and (b) Greene Energy—$3,000.

3. CONSOL Energy has an agreement with AEP Energy Services to unconditionally guarantee the full and prompt payment of all obligations, up to $10,000, of CNX Gas Company LLC, a subsidiary of CONSOL Energy, arising from AEP Energy Services’ purchase, sale or exchange of energy services or energy related commodities with respect to the sales agreement between CNX Gas Company LLC and AEP Energy Services.

4. The CNX Gas Company LLC Sales Agreement guarantees the delivery of specific quantities of gas through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract, it is obligated to pay a deficiency charge, for each day delivery is not made, equal to the undelivered volumes times the daily price of gas.

(e)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between several of its subsidiaries and Ohio Power Company. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from the Coal Supply Agreement.

(f)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated May 22, 2000 between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

(g)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 15, 2003 between one of its subsidiaries and Ginger Hill Synfuels, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary with respect to this Coal Supply Agreement.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

(h)	On April 24, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the West Virginia Workers’ Compensation Division. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims. At March 31, 2004 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(i)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy guarantees the performance of these obligations by its subsidiaries.

(j)	On January 8, 2004, CONSOL Energy obtained the issuance of a letter of credit to Travelers Casualty & Surety Company. This letter of credit is to serve as collateral for certain surety bonds and will be drawn upon if CONSOL Energy fails to make the payments related to these bonds.

(k)	A CONSOL Energy subsidiary entered into an equipment lease agreement with LaSalle National Leasing Corporation on October 24, 2003 for a longwall to be used at Robinson Run Mine. CONSOL Energy is the guarantor of this agreement and promises full and timely payment to LaSalle National Leasing Corporation if the subsidiary should fail to perform the obligations of the agreement.

(l)	A CONSOL Energy subsidiary entered into an equipment lease agreement with Orix Financial Services on December 30, 2002 for a longwall to be used at Buchanan Mine. In accordance with this agreement, CONSOL Energy guarantees the payment of all liabilities and the performance of all obligations of the subsidiary.

(m)	CONSOL Energy entered into an International Swap and Derivative Association (ISDA) Agreement with Morgan Stanley Capital Group on October 21, 2003. This agreement covers the gas derivative hedging activity of CNX Gas Company LLC.

(n)	A CONSOL Energy subsidiary entered into an agreement on July 17, 2002 with U.S. Bancorp Equipment Finance, Inc. to lease a longwall for use at McElroy Mine. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to U.S. Bancorp upon the failure of the subsidiary to satisfy the obligations of the agreement.

(o)	On October 15, 2002, CONSOL Energy, in conjunction with several of its subsidiaries, obtained the issuance of a letter of credit to the Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self-insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, the Illinois Industrial Commission will draw on this letter of credit. At March 31, 2004 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(p)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated July 3, 1967 between several of its subsidiaries and West Penn Power Company. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this agreement.

(q)	CONSOL Energy has several International Swap and Derivative Association (ISDA) Agreements with Citibank effective November 21, 2002. These agreements cover the gas derivative hedging activity of CNX Gas Company LLC.

(r)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated February 1, 2003 between several of its subsidiaries and Duke Energy Corporation. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from this Coal Supply Agreement.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

(s)	On November 19, 2003, CONSOL Energy obtained the issuance of a letter of credit to Zurich American Insurance Company. Zurich American processes and pays automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. This letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Zurich American for these payments.

(t)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Old Republic Insurance Company on November 12, 2002. This letter of credit is related to workers’ compensation liabilities, and is due to the fact that CONSOL Energy and its subsidiaries are self insured for workers’ compensation. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation claims. At March 31, 2004 this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(u)	Several subsidiaries of CONSOL Energy obtained the issuance of letters of credit to the Commonwealth of Pennsylvania Department of Environmental Protection at various times during 2003. These letters of credit are related to obtaining permits for new refuse areas, slurry impoundments and subsidence obligations and will be drawn upon if the subsidiaries fail to perform the related reclamation obligations. At March 31, 2004, these guarantees are funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(v)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Bank of Nova Scotia on September 16, 2003. This letter of credit serves as a guarantee of performance of certain reclamation obligations and will be drawn if CONSOL Energy’s subsidiary defaults on these obligations. At March 31, 2004, this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(w)	On March 3, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Pennsylvania Department of Transportation. This letter of credit is to serve as collateral to relocate a road for the purpose of expanding a refuse area. It will be drawn upon if the subsidiary fails to perform the obligations related to this project.

(x)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 1, 2004 between one of its subsidiaries and Ontario Power Generation, Inc. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary arising from this agreement.

(y)	On August 31, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Kentucky in relation to workers’ compensation liabilities. This letter of credit is a result of the fact that CONSOL Energy and its subsidiaries are self-insured for these obligations. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation liabilities. At March 31, 2004, this guarantee is funded by the letter of credit facility established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(z)	On February 27, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Hooks Industrial. This letter of credit is related to pending litigation and will be drawn upon if the court does not rule in favor of the CONSOL Energy subsidiary.

(aa)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called should any of the subsidiaries file bankruptcy while the proceedings were still in existence and unresolved. The bonds will be released by the court when the proceedings conclude.

(bb)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Reliant Energy Mid-Atlantic Power Holdings, LLC. Under this agreement,

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

(cc)	On November 3, 2003, CONSOL Energy obtained the issuance of a letter of credit to Travelers Casualty and Surety Company. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims. At March 31, 2004, this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(dd)	On November 3, 2003, CONSOL Energy obtained the issuance of a letter of credit to Travelers Casualty and Surety Company. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims.

(ee)	On December 17, 2002, three subsidiaries of CONSOL Energy obtained the issuance of a letter of credit to the U.S. Department of Labor. This letter of credit is related to Longshore and Harborworkers workers’ compensation claims and will be drawn upon should these subsidiaries fail to pay the claims. At March 31, 2004, this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(ff)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.

(gg)	On August 11, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the West Virginia Department of Environmental Protection. This letter of credit is related to environmental liabilities and will be called upon should this subsidiary fail to perform these obligations.

(hh)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 22, 2003 between several of its subsidiaries and Orion Power MidWest, L.P. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this agreement.

(ii)	A subsidiary of CONSOL Energy obtained the issuance of several letters of credit to the Commonwealth of Kentucky at various times during the fourth quarter of 2003. These letters of credit guarantee the performance of certain reclamation obligations. At March 31, 2004, these guarantees are funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(jj)	On March 17, 2004, CONSOL Energy, in conjunction with several of its subsidiaries, obtained the issuance of a letter of credit to the Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self-insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, the Illinois Industrial Commission will draw on this letter of credit.

(kk)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Orion Power MidWest, LP. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

(ll)	On May 1, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to Highmark Life and Casualty to support the administrative service program of making medical payments under

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

various CONSOL Energy medical benefit programs. CONSOL Energy and its subsidiaries are self-insured. Highmark processes and pays the medical claims under the CONSOL Energy medical benefits programs and then bills CONSOL Energy for reimbursement. The letter of credit will be drawn upon if CONSOL Energy or its subsidiary fails to reimburse Highmark for these payments. At March 31, 2004, this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(mm)	On October 30, 2003, CONSOL Energy obtained the issuance of a letter of credit to Lumbermens Mutual. Lumbermens Mutual processes and pays all automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. The letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Lumbermens Mutual for these payments.

(nn)	On March 3, 2004, CONSOL Energy obtained the issuance of a letter of credit to Allegheny Energy Supply Co. This letter of credit is related to an expansion of the Buchanan Generation substation, which is a joint venture project between CONSOL Energy and Allegheny Energy Supply. Allegheny Energy Supply may be liable to American Electric Power, who owns the substation, for additional taxes because of the increased asset value of the substation. This letter of credit represents CONSOL Energy’s 50% portion of the exposure and will be drawn upon if Allegheny Energy Supply is forced to reimburse American Electric Power for these additional taxes.

(oo)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space from LABAR Co. CONSOL Energy guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.

(pp)	On October 23, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Maryland Workers’ Compensation Commission. This letter of credit is related to workers’ compensation, as a result of the fact that CONSOL Energy and its subsidiaries are self insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims. At March 31, 2004, this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

(qq)	On December 17, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to the Commonwealth of Virginia. This letter of credit guarantees the performance of certain reclamation and subsidence obligations and will be drawn upon if the subsidiary fails to perform the obligations. At March 31, 2004, this guarantee is funded by the letter of credit facility that was established with the proceeds received by CONSOL Energy’s sale of common stock in September 2003.

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Current and Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy’s current incremental borrowing rates for similar types of borrowing arrangements.

Capital Leases: At March 31, 2004, the carrying amount of capital leases approximates its fair value due to the short-term nature of the remaining obligations. At December 31, 2003, the fair values of capital leases are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	March 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27,626	$27,626	$6,513	$6,513
Restricted cash	$190,918	$190,918	$190,918	$190,918
Short-term notes payable	$(100,000)	$(100,000)	$(68,760)	$(68,760)
Long-term debt	$(473,767)	$(501,959)	$(490,504)	$(512,215)
Capital Leases	$(79)	$(79)	$(4,738)	$(4,742)

NOTE 15—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three months ended March 31, 2004, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork and Mine 84. For the three months ended March 31, 2004, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three months ended March 31, 2004, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to individual mines. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The segment information presented for prior periods has been restated to be consistent with the information presented for the current period.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Industry segment results for the three months ended March 31, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$361,082	$55,037	$56,118	$25,494	$497,731	$69,931	$22,826	$—	$590,488
Freight—outside	—	—	—	31,439	31,439	—	—	—	31,439
Intersegment transfers	—	—	—	—	—	916	25,182	(26,098)	—

Total Sales and Freight	$361,082	$55,037	$56,118	$56,933	$529,170	$70,847	$48,008	$(26,098)	$621,927

Earnings (Loss) Before Income Taxes	$45,966	$361	$(4,813)	$(34,628)	$6,886	$35,481	$8,425	$(15,504)	$35,288	(A)

Segment asset					$2,725,011	$656,201	$213,935	$724,889	$4,320,036	(B)

Depreciation, depletion and amortization					$48,483	$7,640	$3,347	$—	$59,470

Capital Expenditures					$87,905	$15,581	$826	$—	$104,312

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(191) and $(72) for Other Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $19,140 and $27,388 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Industry segment results for the three months ended March 31, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$296,986	$47,140	$58,863	$32,461	$435,450	$51,783	$19,327	$—	$506,560
Sales-related parties	—	1,267	102	—	1,369	—			1,369
Freight—outside	—	—	—	32,028	32,028	—	—	—	32,028
Freight-related parties	—			562	562				562
Intersegment transfers	—	—	—	—	—	950	24,233	(25,183)	—

Total Sales and Freight	$296,986	$48,407	$58,965	$65,051	$469,409	$52,733	$43,560	$(25,183)	$540,519

Earnings (Loss) Before Income Taxes	$25,967	$934	$5,689	$(45,189)	$(12,599)	$16,084	$(6,160)	$(8,385)	$(11,060	)(C)

Segment asset					$2,835,446	$655,033	$222,502	$592,734	$4,305,715	(D)

Depreciation, depletion and amortization					$48,960	$9,034	$2,712	$—	$60,706

Capital Expenditures					$37,553	$8,672	$421	$—	$46,646

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of $509, $(278) and $(568) for Other Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $39,180, $15,440 and $28,404 for Gas and All Other, respectively. Also, included in the Coal segment is $68,593 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended March 31,
	2004	2003
Segment earnings before income taxes for total reportable business segments	$42,367	$3,485
Segment earnings (loss) before income taxes for all other businesses	8,425	(6,160)
Incentive compensation	(8,578)	8
Other post employee benefit curtailment gain	3,454	—
Interest income (expense), net and other non-operating activity	(10,380)	(8,393)

Earnings (Loss) Before Income Taxes	$35,288	$(11,060)

	March 31,
	2004	2003
Total Assets:
Segment assets for total reportable business segments	$3,381,212	$3,490,479
Segment assets for all other businesses	213,935	222,502
Items excluded from segment assets:
Cash and other investments	28,099	20,269
Restricted Cash	190,918	—
Export sales excise tax resolution interest receivable	—	21,262
Deferred tax assets	483,015	534,861
Recoverable income taxes	19,629	12,272
Intangible asset—overfunded pension plan	468	906
Bond issuance costs	2,760	3,164

Total Consolidated Assets	$4,320,036	$4,305,715

NOTE 16—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended March 31, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$570,918	$19,570	$—	$590,488
Freight—Outside	—	31,298	141	—	31,439
Other Income (including equity earnings)	130,678	11,756	2,063	(115,569)	28,928

Total Revenue and Other Income	130,678	613,972	21,774	(115,569)	650,855
Cost of Goods Sold and Other Operating Charges	7,880	429,805	44,205	(33,002)	448,888
Intercompany Activity	(8)	(15,947)	(22,754)	38,709	—
Freight Expense	—	31,298	141	—	31,439
Selling, General and Administrative Expense	—	18,397	279	—	18,676
Depreciation, Depletion and Amortization	1,571	59,494	259	(1,854)	59,470
Interest Expense	6,696	2,283	82	—	9,061
Taxes Other Than Income	1,016	46,622	395	—	48,033

Total Costs	17,155	571,952	22,607	3,853	615,567

Earnings (Loss) Before Income Taxes	113,523	42,020	(833)	(119,422)	35,288
Income Taxes (Benefit)	(596)	5,430	(292)	—	4,542

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	114,119	36,590	(541)	(119,422)	30,746
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$114,119	$119,963	$(541)	$(119,422)	$114,119

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Balance Sheet for March 31, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$25,512	$382	$1,732	$—	$27,626
Accounts and Notes Receivable:
Trade	—	428	111,678	—	112,106
Other	5,315	80,856	3,699	—	89,870
Inventories	174	85,276	24,472	—	109,922
Deferred Income Taxes	130,666	—	—	—	130,666
Recoverable Income Taxes	19,629	—	—	—	19,629
Prepaid Expenses	12,020	40,510	732	—	53,262

Total Current Assets	193,316	207,452	142,313	—	543,081
Property, Plant and Equipment:
Property, Plant and Equipment	98,533	5,347,352	24,686	—	5,470,571
Less-Accumulated Depreciation, Depletion and Amortization	48,261	2,686,666	19,421	—	2,754,348

Property, Plant and Equipment—Net	50,272	2,660,686	5,265	—	2,716,223
Other Assets:
Deferred Income Taxes	352,349	—	—	—	352,349
Intangible Assets, Net	—	372,610	—	—	372,610
Investment in Affiliates	1,488,393	28,632	—	(1,470,497)	46,528
Restricted Cash	190,000	918	—	—	190,918
Other	17,455	80,787	85	—	98,327

Total Other Assets	2,048,197	482,947	85	(1,470,497)	1,060,732

Total Assets	$2,291,785	$3,351,085	$147,663	$(1,470,497)	$4,320,036

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$102,504	$14,259	$25,416	$—	$142,179
Accounts Payable (Recoverable)- Related Parties	1,222,861	(1,323,612)	100,751	—	—
Short-Term Notes Payable	100,000	—	—	—	100,000
Current Portion of Long-Term Debt	—	48,871	—	—	48,871
Other Accrued Liabilities	76,212	487,897	4,165	—	568,274

Total Current Liabilities	1,501,577	(772,585)	130,332	—	859,324
Long-Term Debt:	248,365	176,610	—	—	424,975
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,508,957	—	—	1,508,957
Pneumoconiosis Benefits	—	437,198	—	—	437,198
Mine Closing	—	304,102	—	—	304,102
Workers’ Compensation	5	123,586	—	—	123,591
Deferred Revenue	—	61,508	—	—	61,508
Salary Retirement	93,266	22	—	—	93,288
Reclamation	—	12,586	—	—	12,586
Other	61,412	45,138	797	—	107,347

Total Deferred Credits and Other Liabilities	154,683	2,493,097	797	—	2,648,577
Stockholders’ Equity	387,160	1,453,963	16,534	(1,470,497)	387,160

Total Liabilities and Stockholders’ Equity	$2,291,785	$3,351,085	$147,663	$(1,470,497)	$4,320,036

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(12,545)	$106,198	$1,896	$—	$95,549

Cash Flows from Investing Activities:
Capital Expenditures	$(2,384)	$(101,928)	$—	$—	$(104,312)
Investment in Equity Affiliates	—	(49)	(1,157)	—	(1,206)
Other Investing Activities	11,000	26	—	—	11,026

Net Cash Provided by (Used in) Investing Activities	$8,616	$(101,951)	$(1,157)	$—	$(94,492)

Cash Flows from Financing Activities:
Proceeds from Short-Term Debt	$35,000	$—	$—	$—	$35,000
Dividends Paid	(12,576)	—	—	—	(12,576)
Other Financing Activities	1,844	(4,212)	—	—	(2,368)

Net Cash Provided by (Used in) Financing Activities	$24,268	$(4,212)	$—	$—	$20,056

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended March 31, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$489,725	$16,835	$—	$506,560
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	31,908	120	—	32,028
Freight—Related Parties	—	562	—	—	562
Other Income (including equity earnings)	16,358	3,710	13,953	(14,731)	19,290

Total Revenue and Other Income	16,358	527,274	30,908	(14,731)	559,809

Cost of Goods Sold and Other Operating Charges	4,029	404,361	39,144	(39,663)	407,871
Intercompany Activity	237	(24,163)	(21,543)	45,469	—
Freight Expense	—	32,470	120	—	32,590
Selling, General and Administrative Expense	—	16,829	255	—	17,084
Depreciation, Depletion and Amortization	694	61,570	296	(1,854)	60,706
Interest Expense	5,900	3,290	286	—	9,476
Taxes Other Than Income	1,223	41,406	513	—	43,142

Total Costs	12,083	535,763	19,071	3,952	570,869

Earnings (Loss) Before Income Taxes	4,275	(8,489)	11,837	(18,683)	(11,060)
Income Taxes (Benefit)	(3,882)	(14,710)	4,143	—	(14,449)

Earnings (Loss) before Cumulative Effect of Change in Accounting	8,157	6,221	7,694	(18,683)	3,389
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	4,768	—	—	4,768

Net Income (Loss)	$8,157	$10,989	$7,694	$(18,683)	$8,157

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$5,173	$347	$993	$—	$6,513
Accounts and Notes Receivable:
Trade	—	418	89,553	—	89,971
Other	916	87,327	3,158	—	91,401
Inventories	174	80,021	23,163	—	103,358
Deferred Income Taxes	125,938	—	—	—	125,938
Recoverable Income Taxes	20,257	—	—	—	20,257
Prepaid Expenses	6,094	26,781	527	—	33,402

Total Current Assets	158,552	194,894	117,394	—	470,840
Property, Plant and Equipment:
Property, Plant and Equipment	98,208	5,372,246	24,642	—	5,495,096
Less-Accumulated Depreciation, Depletion and Amortization	46,585	2,742,826	19,227	—	2,808,638

Property, Plant and Equipment—Net	51,623	2,629,420	5,415	—	2,686,458
Other Assets:
Deferred Income Taxes	409,090	—	—	—	409,090
Intangible Assets, Net	—	375,049	—	—	375,049
Investment in Affiliates	1,318,921	27,640	38,108	(1,299,791)	84,878
Restricted Cash	190,000	918	—	—	190,918
Other	4,039	92,478	5,228	—	101,745

Total Other Assets	1,922,050	496,085	43,336	(1,299,791)	1,161,680

Total Assets	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$82,458	$32,867	$19,447	$—	$134,772
Accounts Payable (Recoverable)- Related Parties	1,246,783	(1,345,508)	98,725	—	—
Short-Term Notes Payable	65,000	—	3,760	—	68,760
Current Portion of Long-Term Debt	—	53,330	—	—	53,330
Other Accrued Liabilities	55,789	508,821	3,127	—	567,737

Total Current Liabilities	1,450,030	(750,490)	125,059	—	824,599
Long-Term Debt:	248,314	176,348	17,250	—	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,494,615	—	—	1,494,615
Pneumoconiosis Benefits	—	441,076	—	—	441,076
Mine Closing	—	312,208	—	—	312,208
Workers’ Compensation	1,433	254,352	—	—	255,785
Deferred Revenue	—	61,673	—	—	61,673
Salary Retirement	79,453	92	—	—	79,545
Reclamation	—	14,480	—	—	14,480
Other	62,358	31,015	9,075	—	102,448

Total Deferred Credits and Other Liabilities	143,244	2,609,511	9,075	—	2,761,830
Stockholders’ Equity	290,637	1,285,030	14,761	(1,299,791)	290,637

Total Liabilities and Stockholders’ Equity	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$67,501	$34,878	$(59,019)	$—	$43,360

Cash Flows from Investing Activities:
Capital Expenditures	$(2,575)	$(44,071)	$—	$—	$(46,646)
Investment in Equity Affiliates	—	(15)	(816)	—	(831)
Other Investing Activities	—	9,075	65,138	—	74,213

Net Cash (Used in) Provided by Investing Activities	$(2,575)	$(35,011)	$64,322	$—	$26,736

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(52,281)	$—	$—	$—	$(52,281)
Proceeds from Long-Term Notes	—	—	1,007	—	1,007
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	(100)	(896)	1,617	—	621

Net Cash (Used in) Provided by Financing Activities	$(63,397)	$(896)	$2,624	$—	$(61,669)

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” (EITF 04-2). In this Issue, the Task Force reached the consensus that mineral rights are tangible assets. This consensus differs from the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which classify mineral rights as intangible assets. Currently, in accordance with SFAS No. 142, CONSOL Energy reports mineral rights as intangible assets and evaluates these rights periodically for impairment. The Company will change the classification, measurement and disclosures of mineral rights to be in compliance with new requirements once final guidance is issued by the Financial Accounting Standards Board.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by recently issued accounting guidance, as of March 31, 2004, CONSOL Energy has deferred accounting for the effects of the Act in the measure of its Accumulated Postretirement Benefit Obligation (APBO) and the effect of the offset to plan costs. Specific guidance with respect to accounting for the effects of the Act has not been issued. Specific authoritative guidance, when issued, could require CONSOL Energy to change previously reported information. The impacts of the law change are currently being evaluated and are expected to result in a decrease of the APBO of $160,000-$180,000. Recognition of the subsidy as an offset to annual plan costs are expected to be in the range of $20,000-$25,000.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2004

(Dollars in thousands, except per share data)

financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective October 9, 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after December 15, 2003 for variable interest entities in which an enterprise acquired before February 1, 2003. As of March 31, 2004, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had earnings before cumulative effect of change in accounting of $31 million and a cumulative effect of change in accounting of $83 million, resulting in net income of $114 million for the three months ended March 31, 2004. CONSOL Energy recognized $83 million of income, net of $53 million of deferred tax expense, for the cumulative effect of change in accounting related to workers’ compensation. Under the new method, the Company recorded its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change was preferable since it aligns the accounting for workers’ compensation with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with the Company’s industry peers, the majority of which record their workers’ compensation liability on a discounted basis. Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. CONSOL Energy had earnings before cumulative effect of change in accounting of $3 million and a cumulative effect of change in accounting of $5 million, resulting in net income of $8 million for the three months ended March 31, 2003. CONSOL Energy recognized $5 million of income, net of $3 million of deferred tax expense, for the cumulative effect of change in accounting related to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement required that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves. Under previous accounting standards, such obligations were recognized ratably over the life of the producing assets, primarily on a units-of-production basis.

Total coal sales for the three months ended March 31, 2004 were 17.5 million tons, including a portion of sales by equity affiliates, of which 16.9 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. This compares with total coal sales of 16.3 million tons for the three months ended March 31, 2003, of which 15.7 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. The increase in tons sold was due primarily to increased production at the Bailey/Enlow Complex, Mine 84, Loveridge, Robinson Run and McElroy, offset in part by a reduction related to the sale of Cardinal River Mine, Line Creek Mine and Glennies Creek Mine. Bailey/Enlow Complex production was improved in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due mainly to higher productivity at this complex. Mine 84 production was higher in the three months ended March 31, 2004 due to the fire that was experienced in January 2003. Loveridge began longwall production in March 2004. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area that would be mined with longwall mining equipment. The fire delayed completion of the development until March 2004. Robinson Run increased production due primarily to a new longwall mining system being placed in service in mid-2003 which has increased production efficiency. McElroy’s production increase was due mainly to better mining conditions during the current period than in the prior period. Cardinal River and Line Creek mines were sold as part of the Canadian asset sale in February 2003. Glennies Creek Mine was sold as part of the sale of the CNX Australia Pty Limited sale that was finalized in February 2004. Company produced inventory, including our portion of inventory at equity affiliates, was 1.2 million tons at March 31, 2004 and was 1.3 million tons at December 31, 2003. CONSOL Energy currently has obligations to deliver 98% of its projected 2004 production, subject to the deferral of acceptance of delivery by customers.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 11.3% to 13.1 billion cubic feet in the 2004 period compared with 11.8 billion cubic feet in the 2003 period. The increase in sales volumes is primarily due to higher production as a result of additional wells coming on line from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates, and including the effects of derivative transactions, increased 21.4% to $5.33 per thousand cubic feet in the 2004 period compared with $4.39 per thousand cubic feet in the 2003 period. Gas prices through the first quarter of 2004 were higher than levels during the first quarter of 2003 due to continued concerns about declining North American gas production, increased oil prices and economic recovery increasing demand.

In April 2004, Moody’s Investor Service placed CONSOL Energy’s long-term debt under review for possible upgrade. Earlier in April 2004, Moody’s Investor Service confirmed its senior implied rating of CONSOL Energy at Ba3 (13th lowest out of 21 rating categories). The rating outlook is stable. Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes obligations in this class. The modifier 3 indicates that the obligation ranks in the lower end of its generic rating category.

Also in April 2004, Moody’s Investor Service assigned a rating of Ba2 (12th lowest out of 21 rating categories) to CONSOL Energy’s proposed $600 million secured bank facility, which is anticipated to replace the Company’s current secured $267 million bank facility. The rating outlook is stable. The modifier of 2 indicates that the obligation ranks in the middle of its generic rating category.

In April 2004, Standard and Poor’s affirmed CONSOL Energy’s corporate credit rating of BB– (13th lowest out of 22 rating categories) and removed the Company’s rating from CreditWatch. The outlook is stable. At the same time, Standard and Poor’s placed the long-term debt on CreditWatch with positive implications. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The negative sign shows relative standing within the rating category. Also, in April 2004, Standard and Poor’s assigned a BB rating (11th lowest out of 22 rating categories) with a recovery rate of ‘1’ to CONSOL Energy’s proposed $600 million secured bank facility, which is anticipated to replace the Company’s current secured $267 million bank facility. The rating of BB with a recovery rating of ‘1’ indicates a high expectation of full recovery of principal in the event of a default.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In March 2004, Loveridge Mine began full production. Loveridge Mine experienced a fire in February 2003 that delayed the development of a new underground area that was originally to begin production in 2003.

In February 2004, CONSOL Energy’s former majority shareholder, RWE AG, closed on a previously announced private placement of its remaining 16.6 million shares of CONSOL Energy common stock. On September 23 and 24, 2003, RWE closed on a previously announced sale of 14.1 million shares of CONSOL Energy common stock. On the same dates, CONSOL Energy closed on a previously announced sale of 11.0 million primary shares of its common stock, increasing the total shares of common stock outstanding to 89.8 million and reducing RWE’s initial majority interest from 73.6% to 48.9%. On October 9, 2003, RWE closed on the sale of 27.3 million shares of CONSOL Energy common stock. That sale reduced RWE’s ownership to 16.6 million shares, or 18.5%. All shares sold under private placement agreements have subsequently been registered with the Securities and Exchange Commission.

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

In January 2004, CONSOL Energy announced that it intended to sell the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million. Certain affiliates of AMCI, Inc. also assumed approximately $21.2 million of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owns a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale was finalized on February 25, 2004 and resulted in a pre-tax gain of approximately $14.4 million.

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

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net Income

Net income changed primarily due to the following items (table in millions):

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$498	$437	$61	14.0%
Gas Sales	70	52	18	34.6%
Gain on Sale of Glennies Creek	14	—	14	100.0%
Other Sales and Other Income	69	71	(2)	(2.8)%

Total Revenue and Other Income	651	560	91	16.3%
Coal Cost of Goods Sold—Produced and Purchased	364	323	41	12.7%
Gas Cost of Goods Sold	24	18	6	33.3%
Other Cost of Goods Sold	61	67	(6)	(9.0)%

Total Cost of Goods Sold	449	408	41	10.0%
Other	167	163	4	2.5%

Total Costs	616	571	45	7.9%

Earnings (Loss) before Income Taxes	35	(11)	46	418.2%
Income Tax Expense (Benefit)	4	(14)	18	128.6%

Earnings Before Cumulative Effect of Change in Accounting Principle	31	3	28	933.3%
Cumulative Effect of Change in Accounting Principle	83	5	78	1,560.0%

Net Income	$114	$8	$106	1,325.0%

Net income for the 2004 period was improved primarily due to the cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. Under the new method, the Company recorded its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. Net income for the 2004 period also improved from the 2003 period due to increased coal and gas production and increased average sales prices for both coal and gas. The higher net income was also due to the gain on sale of stock in the Company’s wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. The increase in net income was reduced, in part, by higher cost of goods sold mainly attributable to higher sales volumes of coal and gas. The increased cost of goods sold was also attributable to higher unit costs of tons of coal and gas produced. Higher cost per ton of coal produced was due mainly to increased Combined Fund premiums and increased supply cost per unit which related primarily to increased maintenance costs and increased cost for metal and petroleum products used in the mining process. Higher cost per thousand cubic foot of gas produced was due mainly to increased royalty expense attributable to increased average sales price and additional contractor maintenance cost and power charges attributable to the increased number of wells in production in the period-to-period comparison. These increases in net income were offset, in part, by increased income tax expense primarily due to the increased earnings.

Revenue

Revenue and other income increased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$478	$416	$62	14.9%
Produced Coal—Related Party	—	1	(1)	(100.0)%

Total Produced Coal	478	417	61	14.6%
Purchased Coal	19	20	(1)	(5.0)%
Gas	70	52	18	34.6%
Industrial Supplies	18	15	3	20.0%
Other	5	4	1	25.0%

Total Sales	590	508	82	16.1%
Freight Revenue	31	32	(1)	(3.1)%
Freight Revenue—Related Party	—	1	(1)	(100.0)%

Total Freight Revenue	31	33	(2)	(6.1)%
Other Income	30	19	11	57.9%

Total Revenue and Other Income	$651	$560	$91	16.3%

The increase in Company produced coal sales revenue was due mainly to the increase in volumes sold and the increase in average sales price per ton during the 2004 period.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.7	15.4	1.3	8.4%
Average Sales Price Per Ton	$28.57	$27.12	$1.45	5.3%

The increase in tons sold is due primarily to increased production at the Bailey/Enlow Complex, Mine 84, Loveridge, Robinson Run and McElroy, offset, in part, by the sale of the Cardinal River Mine. Bailey/Enlow Complex production was improved in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due mainly to higher productivity at this complex. Mine 84 production was lower in the three months ended March 31, 2003 due to the fire that was experienced in January of that period. Loveridge began production in March 2004. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area that would be mined with longwall mining equipment. The fire delayed completion of the development until March 2004. Robinson Run increased production due primarily to a new longwall mining system being placed in service in mid-2003 which has increased production efficiency. McElroy’s production increase was due mainly to the current period’s active mining being located in better mining conditions than in the prior period. Cardinal River Mine was sold as part of the Canadian asset sale that closed in February of 2003. The increase in average sales price primarily reflects stronger prices negotiated in the prior year and an overall improvement in prices in the eastern coal market for domestic utility, export utility and metallurgical products. Additionally, improved operational performance in the 2004 period compared to the 2003 period provided additional tons that were sold in the stronger 2004 market.

The decrease in Company purchased coal sales revenue was due to a decrease in average sales price per ton of purchased coal.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.6	0.6	—	—
Average Sales Price Per Ton	$32.53	$33.58	($1.05)	(3.1)%

The reduced average sales price is primarily due to sales of purchased coal in 2004 at prices under commitments made during periods of lower prices as compared to 2003 sales of coal purchased under commitments made during a period of higher prices. The reduced sales price is also due to CONSOL Energy purchasing and selling a lower quality coal in the 2004 period compared to the 2003 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	13.1	11.8	1.3	11.0%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$5.32	$4.38	$0.94	21.5%

The 2004 gas market price increases were largely driven by continued concerns about declining North American gas production, increased oil prices and economic recovery increasing demand. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year.) CONSOL Energy has also entered into nine float-for-fixed gas swap transactions and two float for collar gas swap transactions. These transactions qualify as financial cash flow hedges. The swap transactions exist parallel to the underlying physical transactions. In the 2004 period, these cash flow hedges represented 59% of our produced sales volumes at an average price of $5.61 per thousand cubic feet. These cash flow hedges are expected to represent 33% of our estimated 2004 produced sales volumes at an average price of $5.02 per thousand cubic feet. CONSOL Energy sold 80% of its gas sales volumes in the three months ended March 31, 2004 at an average price of $4.96 per thousand cubic feet compared to 90% of its gas sales volumes in the three months ended March 31, 2003 at an average of $4.23 per thousand cubic feet. Higher sales volumes were a result of wells coming on line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased prices.

The increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

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

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$21	$9	$12	133.3%
Equity in loss of affiliates	(3)	—	(3)	(100.0)%
Other miscellaneous	12	10	2	20.0%

Total other income	$30	$19	$11	57.9%

The increase in gain on sale of assets is due mainly to CONSOL Energy’s sale of stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million. Certain affiliates of AMCI, Inc. also assumed approximately $21.2 million of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale was completed on February 25, 2004 and resulted in a pre-tax gain of approximately $14.4 million. The additional gain on sale of assets in the 2004 period is related to the sale of several previously closed operations. The 2003 period gain on sale of assets is primarily related to the sale of surplus equipment.

The equity losses of affiliates is due mainly to the equity losses related to Glennies Creek Mine operating results prior to the sale that occurred in February 2004.

An additional $2 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$345	$304	$41	13.5%
Purchased Coal	19	19	—	—%
Gas	24	18	6	33.3%
Industrial Supplies	20	17	3	17.6%
Closed and Idle Mines	16	16	—	—%
Other	25	34	(9)	(26.5)%

Total Cost of Goods Sold	$449	$408	$41	10.0%

Increased cost of goods sold and other charges for company produced coal was due mainly to a 8.4% increase in sales volumes and a 4.5% increase in cost per unit of produced coal sold.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.7	15.4	1.3	8.4%
Average Cost of Goods Sold and Other Charges Per Ton	$20.63	$19.74	$0.89	4.5%

Average cost of goods sold and other charges for produced coal increased due mainly to increased sales volumes. Average cost of goods sold and other charges per ton for company produced coal also increased. The increase in average cost per ton was due primarily to increased Combined Fund premiums related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The increase is approximately $28 million for the plan year beginning October 1, 2003, of which approximately 50% has been expensed from October 1, 2003 through March 31, 2004. The increase is estimated to be approximately $2 million per year for plan years subsequent to October 1, 2003. Average cost per ton of produced coal also increased due to medical expenses for retired employees. Retiree medical expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to the consolidated financial statements included on Form 10-K for the year ended December 31, 2003. Cost per ton for produced coal also increased due to higher supply cost per unit which related primarily to increased maintenance costs and increased cost for steel and petroleum products used in the mining process.

Purchased coal cost of goods sold and other charges remained consistent in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.6	0.6	—	—
Average Cost of Goods Sold and Other Charges Per Ton	$31.45	$33.03	$(1.58)	(4.8)%

The reduced average cost of purchased coal is primarily due to purchasing coal in the 2004 period under commitments made during the prior year when prices were lower. The lower average cost of purchased coal is also attributable to CONSOL Energy purchasing and reselling a lower quality coal in the 2004 period compared to the 2003 period. Due to the low volume of purchased coal sold in both periods, the decrease in average cost of goods sold and other charges per ton did not have a significant impact on the period-to-period comparison.

Gas cost of goods sold and other charges increased due to increased average cost per thousand cubic feet sold and increased volumes.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	13.1	11.8	1.3	11.0%
Average Cost Per Thousand Cubic Feet	$1.82	$1.57	$0.25	15.9%

The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.17 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 21.5% increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period. The increase is also due to additional contractor maintenance cost and additional power charges attributable to the increased number of wells in production in the period-to-period comparison. Gas cost of goods sold and other charges also increased due to the increased volumes sold in the 2004 period as discussed previously.

Industrial supplies cost of goods sold increased primarily due to higher sales volumes.

Closed and idle mine cost remained consistent in the period-to-period comparison.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Loveridge fire	$—	$7	$(7)	(100.0)%
Mine Eighty-Four fire	—	5	(5)	(100.0)%
Gas royalty dispute	—	6	(6)	(100.0)%
Litigation settlements and contingencies	1	2	(1)	(50.0)%
Incentive compensation	9	—	9	100.0%
Sales contract buy outs	4	—	4	100.0%
Other post employee benefit curtailment gain	(3)	—	(3)	(100.0)%
Other	14	14	—	—

	$25	$34	$(9)	(26.5)%

In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The costs of extinguishing the fire are estimated to be approximately $7 million, net of expected insurance recovery, attributable to cost of goods sold and other charges as of March 31, 2003. In late December 2002, the mine had begun the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March 2004.

In January 2003, Eighty-Four Mine experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and were estimated to cost approximately $5 million, net of expected insurance recovery, attributable to cost of goods sold and other related charges. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003.

Miscellaneous cost of goods sold and other charges also decreased due to a $6 million payment made in the 2003 period of gas royalties in connection with a dispute between a subsidiary of CONSOL Energy and certain gas lessors.

Litigation settlements and contingencies decreased over the prior year due to various contingent loss accruals related to various individual contingencies and waste management accruals in both periods, none of which are individually material.

Incentive compensation expense increased in the 2004 period compared to the 2003 period due mainly to the level of earnings achieved in the 2004 period compared to expected 2004 annual results. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

In the 2004 period, agreements were made with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher pricing.

Due to the restructuring that occurred in December 2003, a curtailment gain related to the other post employment benefit plan of approximately $3 million was recognized in the 2004 period. Due to CONSOL Energy’s measurement date being September 30, the gain was not able to be recognized in the financial statements until the quarter ended March 31, 2004.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Freight expense	$31	$33	$(2)	(6.1)%

Selling, general and administrative costs have increased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$3	$1	$2	200.0%
Insurance	1	—	1	100.0%
Wages and salaries	6	7	(1)	(14.3)%
Other	9	9	—	—

Total Selling, General and Administrative	$19	$17	$2	11.8%

Costs of professional consulting and other purchased services have increased in the 2004 period primarily due to services provided to complete procedures related to the special investigation into matters alleged in an anonymous letter and to services provided in relation to reviewing employee benefit plans and compensation packages provided by CONSOL Energy.

Costs for general, administrative and selling insurance increased primarily due to director and officer insurance costs incurred in the 2004 period. CONSOL Energy officers and directors were previously insured under the RWE AG general liability policy at lower corporate fees. CONSOL Energy began to independently insure its directors in June 2003.

Wages and salaries for selling, general and administrative employees have decreased primarily due to the December 2003 reduction in workforce program. The reduction program was primarily focused on reducing the number of positions in the selling, general and administrative areas to better align with the Company’s current business strategy. The program reduced approximately 100 positions.

Depreciation, depletion and amortization decreased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal	$48	$49	$(1)	(2.0)%
Gas:
Production	5	6	(1)	(16.7)%
Gathering	3	3	—	—

Total Gas	8	9	(1)	(11.1)%
Other	3	3	—	—

Total depreciation, depletion and amortization	$59	$61	$(2)	(3.3)%

The decrease in coal depreciation, depletion and amortization was primarily attributable to mine equipment becoming fully depreciated in the year ended December 31, 2003, offset, in part due to higher units-of-production financial depletion related to higher production volumes in the 2004 period compared to the 2003 period.

The decrease in gas production depreciation, depletion and amortization was primarily due to gob gas production. Gob wells generally produce for less than twelve months. As a result of the short production life, costs of the wells are generally expensed instead of capitalized and then amortized. Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in both periods.

Interest expense has remained stable in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Commercial paper and revolver	$2	$1	$1	100.0%
Other	7	8	(1)	(12.5)%

Total Interest Expense	$9	$9	$—	—

Interest expense increased primarily due to an increase from 1.6% to 5.3% in the average interest rate on the revolver compared to the average interest rate in the commercial paper markets in the 2003 period. The average interest rate for the revolving credit facility was 5.3% in the 2004 period compared to an average interest rate of 1.6% on commercial paper in the 2003 period. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our long-term debt to BB+. Subsequently, CONSOL Energy’s debt ratings have been lowered by Standard and Poor’s and Moody’s.

Other interest expense was reduced primarily due to the increase in the amount of interest capitalized in the current period as a result of the higher level of capital projects funded from operating cash flows in the three months ended March 31, 2004.

Taxes other than income increased primarily due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$28	$24	$4	16.7%
Gas	2	1	1	100.0%

Total Production Taxes	30	25	5	20.0%
Other taxes:
Coal	15	15	—	—%
Gas	1	1	—	—%
Other	2	2	—	—%

Other	18	18	—	—%

Total Taxes Other Than Income	$48	$43	$5	11.6%

Increased coal production taxes are primarily due to higher black lung excise and severance taxes attributable to higher coal volumes and higher average sales price. Increased gas production taxes are primarily due to higher severance taxes related to increased gas production volumes and higher average sales prices.

Income Taxes

	2004 Period	2003 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$35	$(11)	$46	418.2%
Tax Expense (Benefit)	4	(14)	18	128.6%
Effective Income Tax Rate	12.9%	130.6%	(117.7)%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 8 - Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Cumulative Effect of Change in Accounting

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability will be recorded on a discounted basis, which has been actuarially determined using various assumptions, including a discount rate of 6% and a future health care trend rate of 10%, declining to 4.75% in 2010. CONSOL Energy believes this change was preferable since it aligns the accounting with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with the Company’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

As a result of the change, CONSOL Energy reduced its workers’ compensation liability by $136 million and reduced its related deferred tax asset by $53 million. The cumulative effect adjustment recognized upon adoption was a gain of $83 million, net of a tax cost of approximately $53 million, and accordingly is reflected as a cumulative effect adjustment from a change in accounting.

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. A principal source of borrowing is a three year $267 million credit facility which expires in September 2005. The facility can be used for letters of credit and borrowings for other corporate purposes. At our option, interest is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. The agreement also includes provisions for collateral to participating banks consisting of substantially all of CONSOL Energy’s assets, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of CONSOL Energy’s consolidated net tangible assets. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.38 to 1.0 at March 31, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0 measured quarterly. This ratio was 8.25 to 1.0 at March 31, 2004. At March 31, 2004, these two financial covenants would have limited CONSOL Energy’s additional borrowing capacity at an average interest rate of 5.3% to approximately $314 million. The senior revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $455.0 million for the twelve months ended December 31, 2004. At March 31, 2003, this facility had approximately $35.6 million letters of credit issued and $100.0 million of borrowings outstanding, leaving approximately $131.2 million of unused capacity.

In September 2003, CONSOL Energy sold 11.0 million shares of its common stock in a private placement. The net proceeds of approximately $190 million are in an interest bearing restricted cash account, to which CONSOL Energy has limited withdrawal rights, that will be used to support letters of credit issued on behalf of CONSOL Energy to satisfy financial assurance requirements with respect to environmental reclamation and self-insurance employee benefits obligations under various state and federal laws. CONSOL Energy must maintain a balance in the account equal to or greater than 102.5% of the aggregate amount of all letters of credit issued. At March 31, 2004, 43 letters of credit have been issued that are supported by the restricted cash account. The face amount of the letters of credit total $185.4 million and were issued to;

•	The United Mine Workers’ of America 1992 Benefit Fund;

•	The Illinois Industrial Commission, Old Republic Insurance, Travelers Casualty & Surety Co., West Virginia Workers’ Compensation Division, United States Department of Labor, the Commonwealth of Kentucky and Maryland Workers’ Compensation Commission for self insuring workers’ compensation;

•	Highmark Life and Casualty for employee healthcare insurance;

•	The Bank of Nova Scotia, Commonwealth of Kentucky, the Commonwealth of Pennsylvania, the Commonwealth of Virginia and the West Virginia Department of Environmental Protection for guarantee of performance of environmental obligations; and

•	Commonwealth of Pennsylvania for guarantee of subsidence bonds.

In April 2003, CONSOL Energy and certain of its U.S. Subsidiaries entered into a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds are consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At March 31, 2004, eligible accounts receivable total approximately $119.7 million and there was no subordinated retained interest. Accounts receivable totaling $122.1 million were removed from the consolidated balance sheet at March 31, 2004. In accordance with the facility agreement, the Company is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Proceeds at the end of the quarter, determined by eligible accounts receivable at February 29, 2004, exceeded the eligible accounts receivable at March 31, 2004. The excess proceeds of $2.4 million at March 31, 2004 are included in the accounts receivable balance of $122.1 million that was removed from the consolidated balance sheet. Related proceeds of $14.1 million are included in cash flows from operating activities in the consolidated statement of cash flows for the three months ended March 31, 2004.

CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments in 2004 and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control. CONSOL is currently negotiating a new credit facility with a syndicate of banks that will provide increased borrowing capacity. This facility is expected to close in the second quarter of 2004.

In April 2004, Moody’s Investor Service assigned a rating of Ba2 (12th lowest out of 21 rating categories) to this proposed $600 million secured bank facility, which is anticipated to replace the Company’s current secured $267 million bank facility. The rating outlook is stable. Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes obligations in this class. The modifier 2 indicates that the obligation ranks in the middle of its generic rating category. Also, in April 2004, Standard and Poor’s assigned a BB rating (11th lowest out of 22 rating categories) with a recovery rate of ‘1’ to CONSOL Energy’s proposed $600 million secured bank facility, which is anticipated to replace the Company’s current secured $267 million bank facility. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The rating of BB with a recovery rating of ‘1’ indicates a high expectation of full recovery of principal in the event of a default.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year). CONSOL Energy has also entered into nine float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts resulted in other comprehensive loss of $13.1 million (net of $8.5 million of deferred tax) at March 31, 2004 and expense of $0.2 million for the three months ended March 31, 2004.

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

Cash Flows (in millions)

	2004 Period	2003 Period	Change
Cash flows from operating activities	$96	$43	$53
Cash provided by (used in) investing activities	$(94)	$27	$(121)
Cash provided by (used in) financing activities	$20	$(62)	$82

Cash flows from operating activities have increased primarily due to the following items:

•	Increases in net income as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	The Accounts Receivable Securitization Facility that will provide, on a revolving basis, up to $125 million of short-term funding. Costs for drawing against this facility are based on commercial paper interest rates. The additional $14 million of proceeds received during the three months ended March 31, 2004 under this facility are included in operating cash flows.

•	Receivables of $2.9 million were received in the three months ended March 31, 2004 period related to the mine fires experienced in 2003. Accounts receivables from the expected insurance recoveries related to the two mine fires of approximately $2.3 were recorded in the 2003 period.

Net cash used in or provided by investing activities changed primarily due to the following items:

•	Capital expenditures were $104 million in the 2004 period compared to $47 million in the 2003 period. 2004 capital expenditures include the purchase of longwall shields and development work at Loveridge and McElroy.

•	Additional proceeds from sales of assets received in the 2003 period. Higher proceeds in the 2003 period were due mainly to the sale of CONSOL Energy’s Canadian coal assets and port facilities to Fording Inc. for a note and cash in February 2003. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. CONSOL Energy sold the coal trust units in March 2003.

Net cash received from or used in financing activities changed primarily due to the following items:

•	Payments of $52.3 million were made to reduce the outstanding commercial paper in the 2003 period.

•	Proceeds of approximately $35 million were received from amounts drawn against the Senior Revolving Credit Facility in the 2004 period.

•	Dividend payments were $12.5 million in the 2004 period compared to $11.0 million in the 2003 period due to the additional 11.0 million shares that were issued by CONSOL Energy in September 2003.

The following is a summary of our significant contractual obligations at March 31, 2004 (in thousands):

Payments due by Year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Short-term Notes Payable	$100,000	—	—	—	$100,000
Long-term Debt	48,857	6,559	49,718	370,420	475,554
Capital Lease Obligations	79	—	—	—	79
Operating Lease Obligations	17,064	26,885	16,309	7,786	68,044

Total Contractual Obligations	$166,000	$33,444	$66,027	$378,206	$643,677

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at March 31, 2004 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$353,124	$638,822	$595,053	$1,586,999

As discussed in “Critical Accounting Policies” and in the Notes to our Consolidated Financial Statements in Form 10-K, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2004 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.

Debt

At March 31, 2004, CONSOL Energy had total long-term debt of $474 million outstanding, including current portion of long-term debt of $49 million. This long-term debt consisted of:

•	An aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy subsidiaries. The notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the guarantors;

•	An aggregate principal amount of $90 million of unsecured notes which bear interest at fixed rates of 8.21% and 8.25% per annum and are due in 2004 and 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$31 million in advance royalty commitments with an average interest rate of 8.723% per annum;

•	An aggregate principal amount of $2 million of variable rate notes with a weighted average interest rate of 4.81% due at various dates ranging from 2004 through 2031.

At March 31, 2004, CONSOL Energy had an aggregate principal amount of $100.0 million of borrowings and approximately $35.6 million of letters of credit outstanding on the senior revolving credit facility. The senior revolving credit facility is secured by substantially all of the Company’s assets, provided that the proceeds of collateral constituting any mineral property or extraction plant, equipment or facility, which may be applied to the principal amount of obligations under the facility is limited to 10% of the Company’s consolidated net tangible assets. The senior revolving credit facility provides for an aggregate of $267 million that may be used for letters of credit and borrowings for other corporate purposes. Interest is based at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. The senior revolving credit facility has various covenants, including covenants that limit our ability to dispose of assets and merge with another corporation. We are also required to maintain a ratio of total consolidated indebtedness to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.5 to 1.0, measured quarterly. This ratio was 2.38 to 1.0 at March 31, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to interest expense and amortization of debt of no less than 4.5 to 1.0, measured quarterly. This ratio was 8.25 to 1.0 at March 31, 2004. The senior revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $455.0 million and $470.0 million for the twelve months ending December 31, 2004 and 2005, respectively.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $387 million at March 31, 2004 and $291 million at December 31, 2003. The increase is primarily attributable to net income for the three months ended March 31, 2004, offset, in part, by various cash flow hedges related to our gas business and the payment of dividends.

A quarterly dividend of $0.14 per share was declared on January 30, 2004, payable to shareholders of record on February 10, 2004. This dividend was paid on February 27, 2004. A quarterly dividend of $0.14 per share was declared on April 23, 2004, payable to shareholders of record on May 11, 2004. This dividend will be paid on May 28, 2004. Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy’s ability to pay cash dividends, except that the credit facility would not permit dividend payments in the event of a default.

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

Recent Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” (EITF 04-2). In this Issue, the Task Force reached the consensus that mineral rights are tangible assets. This consensus differs from the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which classify mineral rights as intangible assets. Currently, in accordance with SFAS No. 142, CONSOL Energy reports mineral rights as intangible assets and evaluates these rights periodically for impairment. The Company will change the classification, measurement and disclosures of mineral rights to be in compliance with new requirements once final guidance is issued by the Financial Accounting Standards Board.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by recently issued accounting guidance, as of March 31, 2004, CONSOL Energy has deferred accounting for the effects of the Act in the measure of its Accumulated Postretirement Benefit Obligation (APBO) and the effect of the offset to plan costs. Specific guidance with respect to accounting for the effects of the Act has not been issued. Specific authoritative guidance, when issued, could require CONSOL Energy to change previously reported information. The impacts of the law change are currently being evaluated and are expected to result in a decrease of the APBO of $160-$180 million. Recognition of the subsidy as an offset to annual plan costs are expected to be in the range of $20-$25 million.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective October 9, 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after December 15, 2003 for variable interest entities in which an enterprise acquired before February 1, 2003. As of March 31, 2004, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

Forward-Looking Statements

We are including the following cautionary statement in this Report on Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q, these risks, uncertainties and contingencies include, but are not limited to, the following:

•	effects of the amount of our debt compared to stockholders’ equity and recent changes in our credit ratings;

•	results of an informal SEC inquiry regarding certain matters, which may include allegations contained in an anonymous letter that certain directors and senior executive officers have misappropriated corporate funds and other assets and engaged in other illegal or inappropriate activities;

•	the continued incurrence of losses in future periods;

•	a reduction in deferred tax assets could materially reduce our operating results and stockholders’ equity and possibly preclude dividend payments;

•	our inability to obtain substantial additional financing necessary in order to fund our operations, capital expenditures and to meet our other obligations;

•	our ability to comply with restrictions imposed by our senior credit facility;

•	increased cost and expense related to the downgrading of our credit ratings;

•	a loss of our competitive position because of the competitive nature of the coal and gas markets;

•	a decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	overcapacity in the coal or gas industry impairing our profitability;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	a decline in our customers’ coal requirements;

•	the creditworthiness of our customer base declining;

•	our ability to identify suitable acquisition candidates and to successfully finance, consummate the acquisition of, and integrate these candidates as part of our acquisition strategy;

•	disputes with customers concerning coal contracts resulting in litigation;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, fires, accidents and weather conditions which could cause our results to deteriorate;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	our failure to remove and dispose of water from coal beds may hamper our ability to produce gas in commercial quantities;

•	the disruption of rail, barge and other systems which deliver our coal, or pipeline systems which deliver our gas;

•	the effects of government regulation;

•	obtaining governmental permits and approvals for our operations;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of mine closing, reclamation and certain other liabilities;

•	federal, state and local authorities regulating our gas production activities;

•	deregulation of the electric utility industry having unanticipated effects on our industry;

•	new legislation resulting in restrictions on coal use;

•	federal and state laws imposing treatment, monitoring and reporting obligations on us;

•	management’s ability to correctly estimate and accrue for contingent liabilities;

•	excessive lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	increased exposure to workers’ compensation and black lung benefit liabilities;

•	the outcome of various asbestos litigation cases;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

•	results of one or more purported class action lawsuits against us and certain of our officers alleging that the defendants issued false and misleading statements to the public and seeking damages and costs;

•	the anti-takeover effects of our rights plan could prevent a change of control;

•	decline in our share price due to the increase in shares eligible for sale; and

•	our ability to service debt and pay dividends is dependent upon us receiving distributions from our subsidiaries.

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

CONSOL Energy believes that the use of derivative instruments along with the risk assessment procedures and internal controls does not expose CONSOL Energy to material risk. The use of derivative instruments could materially affect CONSOL Energy’s results of operations depending on market prices. However, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report Form 10-K for the year ended December 31, 2003.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2004 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2004 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$35.3	$51.6

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2004 and 2005 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a loss of $13.1 million (net of $8.5 million of deferred tax) at March 31, 2004 and expense of $0.2 million for the three months ended March 31, 2004. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2004, CONSOL Energy had $474 million aggregate principal amount of debt outstanding under fixed-rate instruments and $100 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its senior revolving credit facility. CONSOL Energy’s senior revolving credit facility bore interest at a weighted average rate of 5.3% during the three months ended March 31, 2004. Due to the level of borrowings against this facility in the three months ended March 31, 2004, a 100 basis-point increase in the average rate for CONSOL Energy’s senior revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Report:

10.52	Chairman’s Agreement, dated as of April 27, 2004 between CONSOL Energy Inc. and John L. Whitmire.

18	PricewaterhouseCoopers Workers’ Compensation Preferability Letter.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

(1)	A report dated January 20, 2004, which included, under Item 5 and Item 7, the Company’s press release announcing the election of three independent directors.

(2)	A report dated January 20, 2004, which included, under Item 5 and Item 7, the Company’s press release announcing that the special committee completed its investigation and that the investigation reaffirmed integrity of management.

(3)	A report dated February 9, 2004, which included, under Item 5, the Company’s risk factors.

(4)	A report dated February 13, 2004, which included, under Item 5 and Item 7, the Company’s press release announcing that the Company’s former majority shareholder sold remaining shares.

(5)	A report dated February 23, 2004, which included, under Item 5 and Item 7, the Company’s press release (1) announcing that the Company’s former majority shareholder closed on the sale of its remaining shares and (2) announcing the election of a new board member.

(6)	A report dated February 25, 2004, which included, under Item 5, the Company’s press release announcing the completion of the sale of the its interest in its Australian mine.

The Company did furnish the following information required to be furnished under Item 9 or Item 12 during the quarter ended March 31, 2004:

(1)	A report dated January 28, 2004, which included, under Item 12, the Company’s press release announcing the results of operations for the three months ended December 31, 2003 and the year ended December 31, 2003.

(2)	A report dated February 25, 2004, which included, under Item 9, the Company’s press release announcing year-end gas update.

(3)	A report dated March 9, 2004, which included under Item 12, a statement revising the Company’s previously announced 2003 net loss.

(4)	A report dated March 31, 2004, which included, under Item 9, the Company’s press release announcing that improved coal production will drive higher expected results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.
Date: May 7, 2004
	By:	/s/ J. BRETT HARVEY
President Chief Executive Officer (Duly Authorized Officer )

	By:	/s/ WILLIAM J. LYONS
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)