Form 10-Q
period 2004-06-30
CONSOL ENERGY INC
filed 2004-08-05
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 29, 2004
Common stock, $0.01 par value	90,320,233

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales—Outside	$623,975	$511,235	$1,214,463	$1,017,795
Sales—Related Parties	—	—	—	1,369
Freight—Outside	29,768	25,580	61,207	57,608
Freight—Related Parties	—	—	—	562
Other Income	20,841	19,703	49,769	38,993

Total Revenue and Other Income	674,584	556,518	1,325,439	1,116,327
Cost of Goods Sold and Other Operating Charges	482,793	383,691	929,331	791,562
Freight Expense	29,768	25,580	61,207	58,170
Selling, General and Administrative Expense	17,263	19,389	35,860	36,473
Depreciation, Depletion and Amortization	61,725	62,293	121,195	122,999
Interest Expense	8,321	8,490	17,382	17,966
Taxes Other Than Income	48,488	42,420	96,521	85,562
Export Sales Excise Tax Resolution	—	(614)	—	(614)

Total Costs	648,358	541,249	1,261,496	1,112,118

Earnings Before Income Taxes	26,226	15,269	63,943	4,209
Income Tax Expense (Benefit)	21	4,710	4,828	(9,739)

Earnings Before Cumulative Effect of Change in Accounting Principle	26,205	10,559	59,115	13,948
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income Taxes of $3,035	—	—	—	4,768
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	—	83,373	—

Net Income	$26,205	$10,559	$142,488	$18,716

Basic Earnings Per Share	$0.29	$0.13	$1.58	$0.24

Dilutive Earnings Per Share	$0.29	$0.13	$1.57	$0.24

Weighted Average Number of Common Shares Outstanding:
Basic	89,884,760	78,759,875	89,906,033	78,754,557

Dilutive	90,770,999	79,104,915	90,666,510	78,960,438

Dividends Paid Per Share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited)
	JUNE 30, 2004	DECEMBER 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$60,128	$6,513
Accounts and Notes Receivable:
Trade	96,975	89,971
Other Receivables	77,775	91,401
Inventories	111,886	103,358
Deferred Income Taxes	136,746	125,938
Recoverable Income Taxes	12,566	20,257
Prepaid Expenses	66,715	33,402

Total Current Assets	562,791	470,840
Property, Plant and Equipment:
Property, Plant and Equipment	6,322,483	6,274,030
Less—Accumulated Depreciation, Depletion and Amortization	3,187,607	3,212,523

Total Property, Plant and Equipment—Net	3,134,876	3,061,507
Other Assets:
Deferred Income Taxes	344,768	409,090
Investment in Affiliates	46,914	84,878
Restricted Cash	918	190,918
Other	106,486	101,745

Total Other Assets	499,086	786,631

TOTAL ASSETS	$4,196,753	$4,318,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$123,674	$134,772
Short-Term Notes Payable	—	68,760
Current Portion of Long-Term Debt	3,812	53,330
Other Accrued Liabilities	566,489	567,737

Total Current Liabilities	693,975	824,599
Total Long-Term Debt	424,974	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,515,456	1,494,615
Pneumoconiosis Benefits	433,231	441,076
Mine Closing	313,771	312,208
Workers’ Compensation	126,864	255,785
Deferred Revenue	58,043	61,673
Salary Retirement	107,133	79,545
Reclamation	8,098	14,480
Other	109,217	102,448

Total Deferred Credits and Other Liabilities	2,671,813	2,761,830
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 91,267,558 Issued; and 90,213,689 Outstanding at June 30, 2004, and 89,861,900 Outstanding at December 31, 2003	913	913
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	836,839	833,675
Retained Earnings (Deficit)	(308,179)	(425,470)
Other Comprehensive Loss	(111,678)	(102,601)
Common Stock in Treasury, at Cost—1,053,869 Shares at June 30, 2004 and 1,405,658 Shares at December 31, 2003	(11,904)	(15,880)

Total Stockholders’ Equity	405,991	290,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,196,753	$4,318,978

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2003	$913	$833,675	$(425,470)	$(102,601)	$(15,880)	$290,637

(Unaudited)
Net Income	—	—	142,488	—	—	142,488
Treasury Rate Lock (Net of $27 tax)	—	—	—	(40)	—	(40)
Interest Rate Swap Contract (Net of ($514) tax)	—	—	—	807	—	807
Gas Cash Flow Hedge (Net of $6,332 tax)	—	—	—	(9,844)	—	(9,844)

Comprehensive Income (Loss)	—	—	142,488	(9,077)	—	133,411
Issuance of Restricted Stock Units under the Equity Incentive Plan (194,807 units)	—	286	—	—	—	286
Stock-Based Compensation	—	848	—	—	—	848
Treasury Stock Issued (351,789 shares)	—	2,030	—	—	3,976	6,006
Dividends ($.28 per share)	—	—	(25,197)	—	—	(25,197)

Balance—June 30, 2004	$913	$836,839	$(308,179)	$(111,678)	$(11,904)	$405,991

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net Income	$142,488	$18,716
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(83,373)	(4,768)
Depreciation, Depletion and Amortization	121,195	122,999
Compensation from Restricted Stock Unit Grants	286	—
Gain on the Sale of Assets	(30,336)	(17,403)
Amortization of Mineral Leases	3,501	1,424
Deferred Income Taxes	6,279	(15,638)
Equity in Earnings of Affiliates	3,395	5,077
Changes in Operating Assets:
Accounts Receivable Securitization	17,000	50,000
Accounts and Notes Receivable	(6,628)	30,402
Inventories	(8,528)	1,104
Prepaid Expenses	(33,314)	(4,782)
Changes in Other Assets	4,856	3,601
Changes in Operating Liabilities:
Accounts Payable	10,159	(30,622)
Other Operating Liabilities	6,681	97,460
Changes in Other Liabilities	35,433	(15,053)
Other	(1,457)	(3,415)

	45,149	220,386

Net Cash Provided by Operating Activities	187,637	239,102

Investing Activities:
Capital Expenditures	(204,597)	(110,720)
Additions to Mineral Leases	(3,387)	(3,222)
Investment in Equity Affiliates	(2,611)	(4,710)
Proceeds from Sales of Assets	20,102	80,735

Net Cash Used in Investing Activities	(190,493)	(37,917)

Financing Activities:
Payments on Commercial Paper	—	(177,954)
Payments on Miscellaneous Borrowings	(4,338)	(84)
Payments on Revolver	(65,000)	—
Payments on Long Term Notes	(45,000)	—
Proceeds from Long Term Notes	—	1,007
Dividends Paid	(25,174)	(22,032)
Withdrawal from Restricted Cash	190,000	—
Issuance of Treasury Stock	5,983	328

Net Cash Provided by (Used in) Financing Activities	56,471	(198,735)

Net Increase (Decrease) in Cash and Cash Equivalents	53,615	2,450
Cash and Cash Equivalents at Beginning of Period	6,513	11,517

Cash and Cash Equivalents at End of Period	$60,128	$13,967

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, as well as the cumulative effect of changes in accounting for workers’ compensation and mine closing, reclamation and gas well closing) considered necessary for a fair presentation have been included. Operating results for the three-month period and six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of the prior year’s data have been made to conform to the six months ended June 30, 2004 classifications, with no effect on previously reported net income or stockholders’ equity. The reclassifications include classifying leased coal interest and advance mining royalties, previously reported separately on the balance sheet as intangible assets, as a component of property, plant and equipment in accordance with Emerging Issues Task Force Issue No. 04-03, “Whether Mineral Rights Are Tangible or Intangible Assets.”

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,120,553 shares and 1,124,553 shares of common stock were outstanding for the three and six month period ended June 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 1,089,393 shares and 1,729,780 shares of common stock were outstanding for the three and six month period ended June 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Earnings before cumulative effect of change in accounting	$26,205	$10,559	$59,115	$13,948
Cumulative effect of accounting change	—	—	83,373	4,768

Net Income	$26,205	$10,559	$142,488	$18,716

Average shares of common stock Outstanding:
Basic	89,884,760	78,759,875	89,906,033	78,754,557
Effect of stock options	886,239	345,040	760,477	205,881

Diluted	90,770,999	79,104,915	90,666,510	78,960,438
Earnings per share:
Basic before cumulative effect	$0.29	$0.13	$0.66	$0.18

Basic after cumulative effect	$0.29	$0.13	$1.58	$0.24

Diluted before cumulative effect	$0.29	$0.13	$0.65	$0.18

Diluted after cumulative effect	$0.29	$0.13	$1.57	$0.24

NOTE 2—DISPOSITIONS:

In June 2004, CONSOL Energy finalized working capital items and remaining liability transfers related to the sale of its Canadian coal assets and related port facilities. The initial sale was completed in February 2003. The finalization of these items resulted in CONSOL Energy making a cash payment of $4,167 and recording a pre-tax gain of $3,290.

In February 2004, CONSOL Energy sold the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27,500 ($11,000 of cash and $16,500 of Notes Receivable). Certain affiliates of AMCI, Inc. also assumed $21,190 of debt and the associated interest rate swaps and foreign currency hedges that a subsidiary of CNX Australia Pty Limited had. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale resulted in a pre-tax gain of $14,374.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123 and 148, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$26,205	$10,559	$142,488	$18,716
Add: stock-based compensation expense for restricted stock units	286	—	286	—
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(1,467)	(876)	(2,407)	(1,503)

Pro forma net income	$25,024	$9,683	$140,367	$17,213

Earnings per share:
Basic—as reported	$0.29	$0.13	$1.58	$0.24

Basic—pro forma	$0.28	$0.12	$1.56	$0.22

Diluted—as reported	$0.29	$0.13	$1.57	$0.24

Diluted—pro forma	$0.28	$0.12	$1.55	$0.22

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

Restricted Stock Unit Awards are grants that entitle the holder to receive shares of common stock as the award vests. A total of 194,807 restricted stock units were granted during the six months ended June 30, 2004, vesting over a weighted average period of 3.57 years. Each restricted stock unit represents one share of common stock. The shares represented by these restricted stock units had a market value of $30.78 per share (based upon the closing share price) at date of grant. Compensation expense will be recognized over the vesting period of the units.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$5,166	$5,765	$10,333	$11,530	$2,978	$3,237	$6,175	$6,474
Interest cost	7,054	7,059	14,108	14,119	31,383	33,568	65,845	67,136
Expected return on plan assets	(4,016)	(4,953)	(8,033)	(9,907)	—	—	—	—
Amortization costs	6,024	4,620	12,048	9,239	6,542	7,870	16,820	15,740
Curtailment gain	—	—	—	—	—	—	(3,454)	—

Net periodic benefit cost	$14,228	$12,491	$28,456	$24,981	$40,903	$44,675	$85,386	$89,350

CONSOL Energy previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $57,414 to its pension plan in 2004. As of June 30, 2004, $849 of contributions has been made. CONSOL Energy presently anticipates contributing an additional $56,565 to fund its pension plan in 2004 for a total of $57,414.

CONSOL Energy has recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the six months ended June 30, 2004 in accordance with FASB Staff Position No. FAS 106-b, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Implementation of the Act resulted in a reduction of our postretirement benefit costs of $9,553 and $12,072 for the three and six months ended June 30, 2004, and a reduction of our postretirement benefit obligation of $182,256.

As previously disclosed in its financial statements for the year ended December 31, 2003, CONSOL Energy does not expect to contribute to the other post employment benefit plan in 2004. We intend to pay benefit claims as they become due. As of June 30, 2004, $60,314 of other post employment benefits has been paid.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR WORKERS’ COMPENSATION:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003	2004	2004
Service cost	$1,068	$1,012	$2,137	$2,025	$11,446	$22,892
Interest cost	3,120	3,412	6,240	6,824	2,068	4,135
Expected return on plan assets	—	(50)	—	(100)	—	—
Amortization of actuarial gain	(5,642)	(6,112)	(11,285)	(12,225)	—	—
Legal and administrative costs	675	525	1,350	1,050	609	1,217

Net periodic (benefit)cost	$(779)	$(1,213)	$(1,558)	$(2,426)	$14,123	$28,244

As previously disclosed in its financial statements for the year ended December 31, 2003, CONSOL Energy does not expect to contribute to the CWP plan in 2004. We intend to pay benefit claims as they become due. For the six months ended June 30, 2004, $6,353 of CWP benefits have been paid.

CONSOL Energy’s workers’ compensation liabilities are unfunded, and benefit claims are paid as they become due. For the six months ended June 30, 2004, $24,801 of workers’ compensation benefits have been paid.

CONSOL Energy also has expensed $6,145 for the six months ended June 30, 2004 for various state administrative fees and insurance bond premiums. The state administrative fees are paid to various states for the right to self-insure workers’ compensation claims.

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions, including a discount rate of 6% and a future health care trend rate of 10%, declining to 4.75% in 2010. CONSOL Energy believes this change was preferable since it aligns the accounting with the Company’s accounting for other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with the Company’s industry peers, the majority of which record workers’ compensation liability on a discounted basis.

Effective January 1, 2004, as a result of the change, CONSOL Energy reduced its workers’ compensation liability by $136,453 and reduced its related deferred tax asset by $53,080. The cumulative effect adjustment recognized upon adoption was a gain of $83,373, net of a tax cost of approximately $53,080, and accordingly is reflected as a cumulative effect adjustment from a change in accounting. This cumulative effect adjustment is not included in the 2004 figures in the table above.

Prior to the change, CONSOL Energy recorded its workers’ compensation liability on an undiscounted basis. The liability represented the estimated liability for claims that had been filed with a third party administrator and an estimate representing an incurred but not reported claim liability. The total expense related

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

to workers compensation for the three and six months ended June 30, 2003 was $16,093 and $32,831, respectively. Pro forma net income for the three and six months ended June 30, 2003 would have been $8,675 and $14,017, respectively, had the change in accounting for workers’ compensation costs occurred at the beginning of 2003. Pro forma net income per basic common share and pro forma net income per diluted common share for the three months and six months ended June 30, 2003 would have been $0.11 and $0.18, respectively.

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

NOTE 7—RESTRUCTURING COSTS:

In December 2003, CONSOL Energy reduced corporate overhead costs by eliminating approximately 100 selling, general and administrative and other positions within the Company. The restructuring of the corporate overhead was a result of developments in CONSOL Energy’s business, including operating fewer mines than have been operated in the past, the sale of non-core business assets and de-emphasizing coal exports. At that time, restructuring charges of $3,606 were recognized representing estimated severance costs related to the workforce reduction. At December 31, 2003, approximately 75%, or $2,720, of the employee termination benefits related to the program had been paid. The remaining restructuring obligation is recorded as Other Accrued Liabilities. Cash payments for the three and six months ended June 30, 2004 were $220 and $826, respectively. There were no other adjustments made to the restructuring liability in the three or six months ended June 30, 2004. The remaining restructuring liability at June 30, 2004 was $60 and is expected to be paid by December 31, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

NOTE 8—INCOME TAXES:

The following is a reconciliation stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Six Months Ended June 30,
	2004		2003
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$22,380	35.0%	$1,473	35.0%
Excess tax depletion	(11,915)	(18.6)%	(9,678)	(229.9)%
Effect from sale of Foreign Interest	(5,396)	(8.4)%	—	—
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	(2,590)	(4.0)%	—	—
Net Effect of state tax	3,232	5.1%	(773)	(18.4)%
Net Effect of foreign tax	(1,411)	(2.2)%	864	20.5%
Other	528	0.7%	(1,625)	(38.6)%

Income Tax (Benefit) Expense / Effective Rate	$4,828	7.6%	$(9,739)	(231.4)%

The effective tax rate for the three and six months ended June 30, 2004 was calculated using the combination of an annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of its wholly owned subsidiary CNX Australia Pty Limited. The effective rate is sensitive to changes in annual profitability, percentage depletion and the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. In addition, the provision for income taxes is adjusted at the time the tax returns are filed to reflect changes in previously estimated amounts. These adjustments decreased income tax expense by $3,011 and $1,128 for the three months ended June 30, 2004 and 2003, respectively. These adjustments are included in Net Effect of foreign tax and Effect from sale of foreign interest for the three and six months ended June 30, 2004 and Other for the three and six months ended June 30, 2003.

NOTE 9—INVENTORIES:

The components of inventories consist of the following:

	June 30, 2004	December 31, 2003
Coal	$26,363	$28,362
Merchandise for resale	28,039	21,407
Supplies	57,484	53,589

Total Inventories	$111,886	$103,358

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

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

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $721 and $1,239 for the three and six months ended June 30, 2004, respectively. Costs associated with the receivables facility totaled $263 for the three and six months ended June 30, 2003, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in 2006.

At June 30, 2004 and December 31, 2003, eligible accounts receivable totaled approximately $119,500 and $108,600, respectively. There was no subordinated retained interest at June 30, 2004. The subordinated retained interest approximated $600 at December 31, 2003. Accounts receivable totaling $125,000 and $108,000 were removed from the consolidated balance sheet at June 30, 2004 and December 31, 2003, respectively. In accordance with the facility agreement, the Company is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Proceeds at June 30, 2004, determined by eligible accounts receivable at May 31, 2004, exceeded the eligible accounts receivable at June 30, 2004. The $5,500 of proceeds not supported by accounts receivable at June 30, 2004 is included in the $125,000 of accounts receivable, which was removed from the consolidated balance sheet at June 30, 2004. The $2,900 and $17,000 of additional proceeds received in the three and six months ended June 30, 2004 and the $50,000 of proceeds received in three and six months ended June 30, 2003 is included in cash flows from operating activities in the consolidated statement of cash flows.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:

	June 30, 2004	December 31, 2003
Coal properties and surface lands	$1,451,499	$1,006,345
Mineral interests	778,870	778,934
Plant and equipment	3,031,032	3,487,219
Mine development	411,238	363,912
Airshafts	649,844	637,620

	6,322,483	6,274,030
Less Accumulated depreciation, depletion and amortization	3,187,607	3,212,523

Net Property, Plant and Equipment	$3,134,876	$3,061,507

Leased coal interest and advance mining royalties, previously reported separately on the balance sheet as intangible assets, are reflected as mineral interests within property, plant and equipment in accordance with Emerging Issues Task Force Issue No. 04-03, “Whether Mineral Rights Are Tangible or Intangible Assets”.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

NOTE 12—DEBT:

On June 30, 2004, CONSOL Energy completed a $600,000 senior secured credit facility to replace an existing facility of $266,750. The agreement consists of a five-year $400,000 revolving credit facility and a six-year $200,000 Tranche B credit-linked deposit facility. Borrowings under the facility are secured by nearly all of the assets of the Company. Collateral has been provided to the banks and is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds maturing in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007.

Funds may be borrowed for periods of 1 to 180 days depending on the interest rate method chosen by CONSOL Energy. Interest is based, at our option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on our credit rating. Borrowings under the facilities will be used for general corporate purposes of CONSOL Energy and its subsidiaries, including working capital, capital expenditures and letter of credit needs. Previous cash collateralized letters of credit have been transferred to the Tranche B facility and the $190,000 of restricted cash has been released and used to pay down short-term debt.

The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.77 to 1.0 at June 30, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 9.01 to 1.0 at June 30, 2004. The facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $450,000, $550,000 and $550,000 for the twelve months ended December 31, 2004, 2005 and 2006, respectively. For each fiscal year thereafter, the limit is $400,000. At June 30, 2004, the revolving credit facility had $26,573 of letters of credit outstanding, leaving $373,427 of capacity available for borrowings and the issuance of letters of credit. At June 30, 2004, the Tranche B credit-linked deposit facility had $200,000 of letters of credit outstanding and has reached the facility’s capacity.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 24,400 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized an estimated liability for remediation of this site of which $2,703 remained as of March 31, 2004. In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. The transaction resulted in the reversal of the remaining liability and the recognition of $1,438 of income.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, conveyor belt and steel framework on which the belt travels. Repairs took several weeks to complete and total estimated costs are approximately $7,000, net of expected insurance recovery of approximately $2,800. Costs incurred in the six months ended June 30, 2003 were $6,500 and are primarily reflected in cost of goods sold and other charges, and the expected insurance recovery for damages is reflected in other receivables. No payments for damages incurred have been received by CONSOL Energy to date. Longwall coal production, which accounts for the majority of coal normally produced at the mine, resumed on February 10, 2003.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire was estimated to be approximately $20,000, net of expected insurance recovery of approximately $25,000. Costs to the Company are primarily reflected in the 2003 cost of goods sold and other charges, $7,650 of which is included in the six months ended June 30, 2003, and expected insurance recovery for damages is reflected in other receivables. Payments for damages of $13,000 have been received by CONSOL Energy through June 30, 2004. The remaining receivable is expected to be collected in the third quarter of 2004. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March of 2004.

CONSOL Energy has filed insurance claims related to the damage incurred by these fires including claims under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty. No benefit for business interruption recovery have been recorded to date.

On October 21, 2003, a purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. On May 5, 2004, an amended complaint was filed after the court granted a motion by Gus A. Karozos to act as lead plaintiff. The amended complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002, and July 18, 2002, the defendants issued false and misleading

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL Energy utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening the company’s financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The amended complaint asks the court to (1) award unspecified damages to plaintiff and the purported class members and (2) award reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. One other purported class action complaint has been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. This complaint was filed on December 12, 2003 by William A. McMahen and the allegations are essentially the same as the Moorhead/Karozos complaint. None of the named defendants have been served with the McMahen complaint. CONSOL Energy management believes these claims are without merit, and, accordingly, the Company has not accrued any liability associated with these claims.

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition. The fair values of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements at June 30, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Guarantee	Term	Maximum Payments
Workers’ Compensation Surety Bonds (a)	Various	$306,244
Reclamation Surety Bonds (b)	Various	259,482
Gas Sales Agreements (c)	Various	130,213
1992 Benefit Plan (d)	10/2002 -10/2004	127,009
Ohio Power Company (e)	6/1993 -6/2006	68,039
Workers’ Compensation Letters of Credit (f)	Various	42,423
Longwall Lease Agreements (g)	Various	40,347
Ohio Valley Electric Corporation (h)	5/2000 -12/2006	28,049
Ginger Hills Synfuels, LLC (i)	1/2003 -12/2007	26,532
Gas Hedging Agreements (j)	Various	25,164
Travelers Casualty & Surety Co. (k)	1/2004-1/2005	19,214
Miscellaneous Surety Bonds (l)	Various	12,082
Environmental Liabilities Letters of Credit (m)	Various	10,855
Zurich American Insurance (n)	11/2003 -11/2004	7,000
West Penn Power Company (o)	7/1967 -12/2004	6,215
Duke Energy Corporation (p)	2/2003 -12/2004	5,459
Bank of Novia Scotia (q)	9/2003 -10/2004	5,000
W.V. Workers’ Compensation Division (r)	4/2003 -4/2005	4,579
Commonwealth of Kentucky (s)	6/2004 -6/2005	3,623
Key Corp Leasing (t)	7/2001 -12/2011	2,950
Ontario Power Generation, Inc. (u)	1/2004 -12/2006	2,673
Court Bonds (v)	Various	2,527
Hooks Industrial (w)	2/2004 -2/2005	1,800
Reliant Energy (x)	12/2002 -12/2005	1,575
Travelers Casualty & Surety Co. (y)	11/2003 -11/2004	1,500
Centimark Corp. (z)	8/2000 -7/2008	1,252
W. Va. Department of Environmental Protection (aa)	8/2003 -8/2008	918
Orion Power (bb)	12/2003 -12/2006	800
U. S. Department of Labor (cc)	6/2004 -6/2005	800
Marathon Ashland Petroleum LLC (dd)	4/2004 -4/2005	750
Illinois Industrial Commission (ee)	3/2004 -10/2004	656
Orion Power (ff)	12/2002 -12/2005	635
Highmark Life & Casualty (gg)	5/2003 -5/2005	500
Travelers Casualty & Surety Company (hh)	4/2004 -4/2005	450
Lumbermens Mutual (ii)	10/2003 -11/2004	253
Allegheny Energy Supply Co. (jj)	3/2004 -3/2005	152
LABAR Co. (kk)	4/1999 -3/2005	95
Henry Berdine (ll)	4/2004 -4/2005	9

Total Guarantees		$1,147,824

(a)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary because CONSOL Energy is self insured for workers’ compensation. The bonds will be called if CONSOL Energy or any of its subsidiaries fails to pay workers’ compensation claims.

(b)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations, which guarantee the performance of these obligations related to reclamation and subsidence.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

(c)	Certain subsidiaries of CONSOL Energy have entered into gas sales agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1. CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this sales agreement, up to $60,000.

2. CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at June 30, 2004 are as follows: (a) CNX Gas Company LLC—$36,000, and (b) Greene Energy—$3,000.

3. CONSOL Energy has an agreement with AEP Energy Services to unconditionally guarantee the full and prompt payment of all obligations, up to $15,000, of CNX Gas Company LLC, a subsidiary of CONSOL Energy, arising from AEP Energy Services’ purchase, sale or exchange of energy services or energy related commodities with respect to the sales agreement between CNX Gas Company LLC and AEP Energy Services.

4. CONSOL Energy guarantees the delivery of specific quantities of gas by CNX Gas Company LLC through May 7, 2022. If our subsidiary fails to deliver the volume specified in the contract, CONSOL Energy is obligated to pay a deficiency charge, for each day delivery is not made, equal to the undelivered volumes times the daily price of gas.

5. CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement dated June 30, 2004 with Baltimore Gas and Electric Company (BGE) that guarantees the prompt and complete payment of all obligations and amounts owed to BGE related to the purchase and/or sale of natural gas. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this agreement, up to $3,000. The guaranty will continue in force until thirty days prior written notice is given by CONSOL Energy.

6. CONSOL Energy is the guarantor of the agreement dated May 26, 2004 between CNX Gas Company LLC and Equitable Energy, LLC, relating to the purchases and/or trades of natural gas and/or natural gas products, electric energy or capacity, financial derivatives or related contracts. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this agreement, up to $10,000. The guaranty will continue in force until thirty days prior written notice is given by CONSOL Energy.

7. CONSOL Energy is the guarantor of the agreement dated April 14, 2004 between CNX Gas Company LLC and Columbia Gas Transmission Corp., relating to the transportation of natural gas or other services rendered and to be rendered on present or future orders on credit from Columbia Gas Transmission Corp. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this agreement, at an amount of $535.50 per month from May 2004-October 2004, or $3,213. The guaranty shall continue in full force and effect for a term of one year from the effective date, and year-to-year thereafter unless terminated at any time by CONSOL Energy by providing sixty days prior written notice to Columbia Gas Transmission Corp.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

(d)	On October 15, 2002, a subsidiary of CONSOL Energy arranged for the issuance of a letter of credit for the benefit of the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan. At June 30, 2004, this guarantee is backed by the Tranche B credit linked deposit facility, established as part of CONSOL Energy’s Senior Secured Loan Agreement.

(e)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between several of its subsidiaries and Ohio Power Company. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from the Coal Supply Agreement.

(f)	CONSOL Energy and its subsidiaries obtained the issuance of various letters of credit related to CONSOL Energy’s self-insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay the workers’ compensation claims, the guarantee will draw on the letter of credit. At June 30, 2004, this guaranty is backed by the Tranche B credit linked deposit facility, established as part of CONSOL Energy’s Senior Secured Loan Agreement. The individual guarantees are as follows: W.V. Workers’ Compensation Division $21,682; Illinois Industrial Commission $9,569; Old Republic Insurance $6,403; Commonwealth of Kentucky $1,819; Travelers Casualty & Surety Company $1,500; U.S. Department of Labor $1,350; Maryland Workers’ Compensation Commission $100.

(g)	CONSOL Energy’s subsidiaries have entered into various longwall equipment leases. CONSOL Energy is the guarantor of these agreements and promises full and timely payment to the lessors if the subsidiaries should fail to perform the obligations of the agreements. The individual guarantees are as follows: LaSalle National Leasing Corp. $15,602; Orix Financial Services $14,027; U.S. Bancorp $10,718.

(h)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated May 22, 2000 between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

(i)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 15, 2003 between one of its subsidiaries and Ginger Hill Synfuels, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary with respect to this Coal Supply Agreement.

(j)	CONSOL Energy has entered into various International Swap and Derivative Association (ISDA) Agreements. These agreements cover the gas derivative hedging activity of CNX Gas Company LLC. The individual agreements are as follows: Morgan Stanley Capital Group Inc. $18,836; Citibank ISDA Agreements $6,328.

(k)	On January 8, 2004, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Travelers Casualty & Surety Company. This letter of credit is to serve as collateral for certain surety bonds and will be drawn upon if CONSOL Energy fails to make the payments related to these bonds. At June 30, 2004 this guaranty is backed by the Tranche B credit linked deposit facility, established as part of CONSOL Energy’s Senior Secured Loan Agreement.

(l)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy guarantees the performance of these obligations by its subsidiaries.

(m)

CONSOL Energy and its subsidiaries obtained the issuance of various letters of credit related to CONSOL Energy’s environmental liabilities. Should CONSOL Energy, or any of these subsidiaries, fail to perform the obligations related to these projects, the guarantee will draw on the letter of credit. At June 30, 2004, this guaranty is backed by the Tranche B credit linked deposit facility, established as part of CONSOL

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Energy’s Senior Secured Loan Agreement. The individual guarantees are as follows: Pennsylvania Department of Protection $5,099; Pennsylvania Department of Transportation $5,000; Commonwealth of Kentucky $709; Commonwealth of Virginia $47.

(n)	On November 19, 2003, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Zurich American Insurance Company. Zurich American processes and pays automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. This letter of credit will be drawn upon if CONSOL Energy fails to reimburse Zurich American for these payments.

(o)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated July 3, 1967 between several of its subsidiaries and West Penn Power Company. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this agreement.

(p)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated February 1, 2003 between several of its subsidiaries and Duke Energy Corporation. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from this Coal Supply Agreement.

(q)	A subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of the Bank of Nova Scotia on September 16, 2003. This letter of credit serves as a guarantee of performance of certain reclamation obligations and will be drawn if CONSOL Energy’s subsidiary defaults on these obligations.

(r)	On April 24, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit to West Virginia’s Workers’ Compensation Division in relation to workers’ compensation liabilities. This letter of credit is a result of the fact that CONSOL Energy and its subsidiaries are self-insured for these obligations. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation liabilities.

(s)	On June 23, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of the Commonwealth of Kentucky in relation to workers’ compensation liabilities. This letter of credit is a result of CONSOL Energy and its subsidiaries being self-insured for these liabilities. The letter of credit will be drawn upon if the subsidiary fails to pay the related workers’ compensation liabilities.

(t)	A CONSOL Energy subsidiary entered into an agreement on July 1, 2001 with Key Corp. Leasing to lease open top coal hopper railcars. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to Key Corp. Leasing upon the failure of the subsidiary to satisfy the obligations of the agreement.

(u)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 1, 2004 between one of its subsidiaries and Ontario Power Generation, Inc. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary arising from this agreement.

(v)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called if any of the subsidiaries file bankruptcy while the proceedings still exist and are unresolved. The bonds will be released by the court when the proceedings conclude.

(w)	On February 27, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Hooks Industrial. This letter of credit is related to pending litigation and will be drawn upon if the court does not rule in favor of the CONSOL Energy subsidiary.

(x)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Reliant Energy Mid-Atlantic Power Holdings, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

(y)	On November 3, 2003, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Travelers Casualty and Surety Company. This letter of credit supports workers’ compensation liabilities, because CONSOL Energy and its subsidiaries are self-insured for these liabilities. This letter of credit will be drawn upon if CONSOL Energy fails to pay the related workers’ compensation claims.

(z)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.

(aa)	On August 11, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of the West Virginia Department of Environmental Protection to guarantee payment if this subsidiary fails to pay these liabilities.

(bb)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 22, 2003 between several of its subsidiaries and Orion Power MidWest, L.P. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this agreement.

(cc)	On June 23, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of the U. S. Department of Labor. This letter of credit is related to Longshore and Harborworkers workers’ compensation claims and will be drawn upon should the subsidiary fail to pay the claims.

(dd)	On April 28, 2004, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Marathon Ashland Petroleum LLC. This letter of credit is to serve as collateral for a purchase agreement entered into between CONSOL Energy and Marathon Ashland Petroleum LLC. This letter of credit will be called upon should CONSOL Energy fail to perform its obligation.

(ee)	On March 17, 2004, CONSOL Energy, in conjunction with several of its subsidiaries, obtained the issuance of a letter of credit to the Illinois Industrial Commission. This letter of credit is related to CONSOL Energy’s self-insurance program for workers’ compensation. Should CONSOL Energy, or any of these subsidiaries, fail to pay workers’ compensation claims, the Illinois Industrial Commission will draw on this letter of credit.

(ff)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Orion Power MidWest, LP. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

(gg)	On May 1, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Highmark Life and Casualty to support medical payments under various CONSOL Energy medical benefit programs. CONSOL Energy and its subsidiaries are self-insured for obligations under these programs. Highmark processes and pays the medical claims under the CONSOL Energy medical benefits programs and then bills CONSOL Energy for reimbursement. The letter of credit will be drawn upon if CONSOL Energy or its subsidiary fails to reimburse Highmark for these payments. At June 30, 2004, this guaranty is backed by the Tranche B credit linked deposit facility, established as part of CONSOL Energy’s Senior Secured Loan Agreement.

(hh)	On April 27, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Travelers Casualty and Surety Company. This letter of credit is to serve as 50% collateral for a Supersedeas bond for a warn notice lawsuit. This letter of credit will be called upon if the subsidiary fails to fulfill the obligations of the required court bond.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

(ii)	On October 30, 2003, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Lumbermens Mutual. Lumbermens Mutual processes and pays all automobile claims and then bills CONSOL Energy, which is self-insured, for reimbursement. The letter of credit will be drawn upon if CONSOL Energy should fail to reimburse Lumbermens Mutual for these payments.

(jj)	On March 3, 2004, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Allegheny Energy Supply Co. This letter of credit is related to an expansion of the Buchanan Generation substation, which is a joint venture project between CONSOL Energy and Allegheny Energy Supply. Allegheny Energy Supply, which owns the substation, may be liable to American Electric Power for additional taxes because of the increase in the assessed asset value of the substation. This letter of credit represents CONSOL Energy’s 50% portion of any additional taxes due and will be drawn upon if Allegheny Energy Supply is forced to reimburse American Electric Power for these additional taxes.

(kk)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space from LABAR Co. CONSOL Energy guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.

(ll)	On April 2, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Henry Berdine. This letter of credit is related to a court order for reclamation work related to water loss. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to Henry Berdine upon the failure of the subsidiary to satisfy the obligations of the agreement.

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

Capital Leases: At June 30, 2004, the carrying amount of capital leases approximates its fair value due to the short-term nature of the remaining obligations. At December 31, 2003, the fair values of capital leases are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	June 30, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$60,128	$60,128	$6,513	$6,513
Restricted cash	$918	$918	$190,918	$190,918
Short-term notes payable	$—	$—	$(68,760)	$(68,760)
Long-term debt	$(428,766)	$(446,476)	$(490,504)	$(512,215)
Capital Leases	$(20)	$(20)	$(4,738)	$(4,742)

NOTE 15—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and six months ended June 30, 2004, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork and Mine 84. For the three and six months ended June 30, 2004, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three and six months ended June 30, 2004, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to individual mines. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The segment information presented for prior periods has been restated to be consistent with the information presented for the current period.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Industry segment results for the three months ended June 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$370,037	$57,588	$66,494	$19,725	$513,844	$83,716	$26,415	$—	$623,975
Freight—outside	—	—	—	29,745	29,745	—	23	—	29,768
Intersegment transfers	—	—	—	—	—	868	24,302	(25,170)	—

Total Sales and Freight	$370,037	$57,588	$66,494	$49,470	$543,589	$84,584	$50,740	$(25,170)	$653,743

Earnings (Loss) Before Income Taxes	$29,746	$1,304	$6,352	$(22,043)	$15,359	$32,125	$(4,152)	$(17,106)	$26,226	(A)

Segment assets					$2,754,490	$671,918	$211,555	$558,790	$4,196,753	(B)

Depreciation, depletion and amortization					$50,221	$8,161	$3,343	$—	$61,725

Capital Expenditures					$80,175	$19,723	$387	$—	$100,285

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $(105) and $(294) for Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $20,233 and $26,681 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended June 30, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$306,754	$50,418	$62,022	$22,429	$441,623	$50,742	$18,870	$—	$511,235
Freight—outside	—	—	—	25,555	25,555	—	25	—	25,580
Intersegment transfers	—	—	—	—	—	834	22,609	(23,443)	—

Total Sales and Freight	$306,754	$50,418	$62,022	$47,984	$467,178	$51,576	$41,504	$(23,443)	$536,815

Earnings (Loss) Before Income Taxes	$36,329	$785	$5,180	$(29,739)	$12,555	$17,173	$(5,060)	$(9,399)	$15,269	(C)

Segment assets					$2,803,276	$609,898	$224,272	$563,577	$4,201,023	(D)

Depreciation, depletion and amortization					$49,790	$9,589	$2,914	$—	$62,293

Capital Expenditures					$45,194	$18,240	$640	$—	$64,074

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of $(3,940), $(328) and $(472) for Other Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $37,378, $15,767 and $28,428 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Industry segment results for the six months ended June 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$731,119	$112,625	$122,612	$45,219	$1,011,575	$153,647	$49,241	$—	$1,214,463
Freight—outside	—	—	—	61,043	61,043	—	164	—	61,207
Intersegment transfers	—	—	—	—	—	1,784	49,484	(51,268)	—

Total Sales and Freight	$731,119	$112,625	$122,612	$106,262	$1,072,618	$155,431	$98,889	$(51,268)	$1,275,670

Earnings (Loss) Before Income Taxes	$78,097	$1,919	$1,947	$(57,373)	$24,590	$67,643	$4,320	$(32,610)	$63,943	(E)

Segment assets					$2,754,490	$671,918	$211,555	$558,790	$4,196,753	(F)

Depreciation, depletion and amortization					$98,704	$15,801	$6,690	$—	$121,195

Capital Expenditures					$168,080	$35,304	$1,213	$—	$204,597

(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(296) and $(366) for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $20,233 and $26,681 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Industry segment results for the six months ended June 30, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$603,740	$97,558	$120,885	$54,890	$877,073	$102,525	$38,197	$—	$1,017,795
Sales—related party	—	1,267	102	—	1,369	—	—	—	1,369
Freight—outside	—	—	—	57,462	57,462	—	146	—	57,608
Freight—related party	—	—	—	562	562	—	—	—	562
Intersegment transfers	—	—	—	—	—	1,785	46,842	(48,627)	—

Total Sales and Freight	$603,740	$98,825	$120,987	$112,914	$936,466	$104,310	$85,185	$(48,627)	$1,077,334

Earnings (Loss) Before Income Taxes	$62,296	$1,719	$10,869	$(74,928)	$(44)	$33,257	$(11,220)	$(17,784)	$4,209	(G)

Segment assets					$2,803,221	$609,898	$224,272	$563,632	$4,201,023	(H)

Depreciation, depletion and amortization					$98,750	$18,623	$5,626	$—	$122,999

Capital Expenditures					$82,747	$26,912	$1,061	$—	$110,720

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of $(3,431), $(606) and $(1,040) for Other Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $37,378 $15,767 and $28,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Segment earnings before income taxes for total reportable business segments	$47,484	$29,728	$92,233	$33,213
Segment earnings (loss) before income taxes for all other businesses	(4,152)	(5,060)	4,320	(11,220)
Incentive compensation	(6,769)	(4,101)	(15,347)	(4,093)
Other post employee benefit curtailment gain	—	—	3,454	—
Interest income (expense), net and other non-operating activity	(10,337)	(5,298)	(20,717)	(13,691)

Earnings (Loss) Before Income Taxes	$26,226	$15,269	$63,943	$4,209

	June 30,
	2004	2003
Total Assets:
Segment assets for total reportable business segments	$3,426,408	$3,413,119
Segment assets for all other businesses	211,555	224,272
Items excluded from segment assets:
Cash and other investments	60,665	14,291
Restricted Cash	918	—
Deferred tax assets	481,514	531,681
Recoverable income taxes	12,566	14,542
Intangible asset—overfunded pension plan	468	55
Bond issuance costs	2,659	3,063

Total Consolidated Assets	$4,196,753	$4,201,023

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended June 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$603,843	$20,132	$—	$623,975
Freight—Outside	—	29,745	23	—	29,768
Other Income (including equity earnings)	38,262	14,773	4,745	(36,939)	20,841

Total Revenue and Other Income	38,262	648,361	24,900	(36,939)	674,584
Cost of Goods Sold and Other Operating Charges	10,521	460,598	45,339	(33,665)	482,793
Intercompany Activity	(307)	(12,034)	(21,671)	34,012	—
Freight Expense	—	29,745	23	—	29,768
Selling, General and Administrative Expense	—	16,705	558	—	17,263
Depreciation, Depletion and Amortization	1,535	59,934	256	—	61,725
Interest Expense	6,391	1,930	—	—	8,321
Taxes Other Than Income	867	47,246	375	—	48,488

Total Costs	19,007	604,124	24,880	347	648,358

Earnings (Loss) Before Income Taxes	19,255	44,237	20	(37,286)	26,226
Income Tax Expense (Benefit)	(6,950)	6,964	7	—	21

Net Income (Loss)	$26,205	$37,273	$13	$(37,286)	$26,205

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Balance Sheet for June 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$56,172	$237	$3,719	$—	$60,128
Accounts and Notes Receivable:
Trade	—	521	96,454	—	96,975
Other	5,191	69,759	2,825	—	77,775
Inventories	173	82,959	28,754	—	111,886
Deferred Income Taxes	136,746	—	—	—	136,746
Recoverable Income Taxes	12,566	—	—	—	12,566
Prepaid Expenses	9,638	56,531	546	—	66,715

Total Current Assets	220,486	210,007	132,298	—	562,791
Property, Plant and Equipment:
Property, Plant and Equipment	98,602	6,199,004	24,877	—	6,322,483
Less-Accumulated Depreciation, Depletion and Amortization	49,905	3,118,021	19,681	—	3,187,607

Property, Plant and Equipment—Net	48,697	3,080,983	5,196	—	3,134,876
Other Assets:
Deferred Income Taxes	344,768	—	—	—	344,768
Investment in Affiliates	1,536,616	28,783	—	(1,518,485)	46,914
Restricted Cash	—	918	—	—	918
Other	24,895	81,523	68	—	106,486

Total Other Assets	1,906,279	111,224	68	(1,518,485)	499,086

Total Assets	$2,175,462	$3,402,214	$137,562	$(1,518,485)	$4,196,753

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$92,861	$15,988	$14,825	$—	$123,674
Accounts Payable (Recoverable)- Related Parties	1,177,599	(1,273,786)	96,187	—	—
Current Portion of Long-Term Debt	—	3,812	—	—	3,812
Other Accrued Liabilities	84,970	476,556	4,963	—	566,489

Total Current Liabilities	1,355,430	(777,430)	115,975	—	693,975
Long-Term Debt:	248,417	176,557	—	—	424,974
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,515,456	—	—	1,515,456
Pneumoconiosis Benefits	—	433,231	—	—	433,231
Mine Closing	—	313,771	—	—	313,771
Workers’ Compensation	28	126,836	—	—	126,864
Deferred Revenue	—	58,043	—	—	58,043
Salary Retirement	107,119	14	—	—	107,133
Reclamation	—	8,098	—	—	8,098
Other	58,477	50,221	519	—	109,217

Total Deferred Credits and Other Liabilities	165,624	2,505,670	519	—	2,671,813
Stockholders’ Equity	405,991	1,497,417	21,068	(1,518,485)	405,991

Total Liabilities and Stockholders’ Equity	$2,175,462	$3,402,214	$137,562	$(1,518,485)	$4,196,753

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended June 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(48,570)	$137,713	$2,945	$—	$92,088

Cash Flows from Investing Activities:
Capital Expenditures	$(2,311)	$(97,974)	$—	$—	$(100,285)
Investment in Equity Affiliates	—	(447)	(958)	—	(1,405)
Other Investing Activities	—	5,689	—	—	5,689

Net Cash Used in Investing Activities	$(2,311)	$(92,732)	$(958)	$—	$(96,001)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(100,000)	$—	$—	$—	$(100,000)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(12,598)	—	—	—	(12,598)
Withdrawal from Restricted Cash	190,000	—	—	—	190,000
Other Financing Activities	4,139	(126)	—	—	4,013

Net Cash Provided by (Used in) Financing Activities	$81,541	$(45,126)	$—	$—	$36,415

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended June 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$494,737	$16,498	$—	$511,235
Sales—Related Parties	—	—	—	—	—
Freight—Outside	—	25,485	95	—	25,580
Other Income (including equity earnings)	20,049	13,584	1,899	(15,829)	19,703

Total Revenue and Other Income	20,049	533,806	18,492	(15,829)	556,518
Cost of Goods Sold and Other Operating Charges	6,398	369,373	47,165	(39,245)	383,691
Intercompany Activity	41	(20,040)	(19,756)	39,755	—
Freight Expense	—	25,485	95	—	25,580
Selling, General and Administrative Expense	—	18,565	824	—	19,389
Depreciation, Depletion and Amortization	841	61,148	304	—	62,293
Interest Expense	4,286	3,980	224	—	8,490
Taxes Other Than Income	911	41,308	201	—	42,420
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	12,477	499,205	29,057	510	541,249

Earnings (Loss) Before Income Taxes	7,572	34,601	(10,565)	(16,339)	15,269
Income Tax Expense (Benefit)	(2,987)	11,395	(3,698)	—	4,710

Net Income (Loss)	$10,559	$23,206	$(6,867)	$(16,339)	$10,559

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$5,173	$347	$993	$—	$6,513
Accounts and Notes Receivable:
Trade	—	418	89,553	—	89,971
Other	916	87,327	3,158	—	91,401
Inventories	174	80,021	23,163	—	103,358
Deferred Income Taxes	125,938	—	—	—	125,938
Recoverable Income Taxes	20,257	—	—	—	20,257
Prepaid Expenses	6,094	26,781	527	—	33,402

Total Current Assets	158,552	194,894	117,394	—	470,840
Property, Plant and Equipment:
Property, Plant and Equipment	98,208	6,151,180	24,642	—	6,274,030
Less-Accumulated Depreciation, Depletion and Amortization	46,585	3,146,711	19,227	—	3,212,523

Property, Plant and Equipment—Net	51,623	3,004,469	5,415	—	3,061,507
Other Assets:
Deferred Income Taxes	409,090	—	—	—	409,090
Investment in Affiliates	1,318,921	27,640	38,108	(1,299,791)	84,878
Restricted Cash	190,000	918	—	—	190,918
Other	4,039	92,478	5,228	—	101,745

Total Other Assets	1,922,050	121,036	43,336	(1,299,791)	786,631

Total Assets	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$82,458	$32,867	$19,447	$—	$134,772
Accounts Payable (Recoverable)- Related Parties	1,246,783	(1,345,508)	98,725	—	—
Short-Term Notes Payable	65,000	—	3,760	—	68,760
Current Portion of Long-Term Debt	—	53,330	—	—	53,330
Other Accrued Liabilities	55,789	508,821	3,127	—	567,737

Total Current Liabilities	1,450,030	(750,490)	125,059	—	824,599
Long-Term Debt:	248,314	176,348	17,250	—	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,494,615	—	—	1,494,615
Pneumoconiosis Benefits	—	441,076	—	—	441,076
Mine Closing	—	312,208	—	—	312,208
Workers’ Compensation	1,433	254,352	—	—	255,785
Deferred Revenue	—	61,673	—	—	61,673
Salary Retirement	79,453	92	—	—	79,545
Reclamation	—	14,480	—	—	14,480
Other	62,358	31,015	9,075	—	102,448

Total Deferred Credits and Other Liabilities	143,244	2,609,511	9,075	—	2,761,830
Stockholders’ Equity	290,637	1,285,030	14,761	(1,299,791)	290,637

Total Liabilities and Stockholders’ Equity	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended June 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$137,673	$57,733	$336	$—	$195,742

Cash Flows from Investing Activities:
Capital Expenditures	$(2,728)	$(61,346)	$—	$—	$(64,074)
Investment in Equity Affiliates	—	(199)	(3,680)	—	(3,879)
Other Investing Activities	2	4,450	(1,152)	—	3,300

Net Cash Used in Investing Activities	$(2,726)	$(57,095)	$(4,832)	$—	$(64,653)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(125,673)	$—	$—	$—	$(125,673)
Dividends Paid	(11,016)	—	—	—	(11,016)
Other Financing Activities	328	(1,040)	335	—	(377)

Net Cash (Used in) Provided by Financing Activities	$(136,361)	$(1,040)	$335	$—	$(137,066)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Six Months Ended June 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,174,761	$39,702	$—	$1,214,463
Freight—Outside	—	61,043	164	—	61,207
Other Income (including equity earnings)	171,369	26,529	6,808	(154,937)	49,769

Total Revenue and Other Income	171,369	1,262,333	46,674	(154,937)	1,325,439
Cost of Goods Sold and Other Operating Charges	18,401	888,053	89,544	(66,667)	929,331
Intercompany Activity	(315)	(27,981)	(44,425)	72,721	—
Freight Expense	—	61,043	164	—	61,207
Selling, General and Administrative Expense	—	35,023	837	—	35,860
Depreciation, Depletion and Amortization	3,106	119,428	515	(1,854)	121,195
Interest Expense	13,087	4,213	82	—	17,382
Taxes Other Than Income	1,883	93,868	770	—	96,521

Total Costs	36,162	1,173,647	47,487	4,200	1,261,496

Earnings (Loss) Before Income Taxes	135,207	88,686	(813)	(159,137)	63,943
Income Tax Expense (Benefit)	(7,281)	12,394	(285)	—	4,828

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	142,488	76,292	(528)	(159,137)	59,115
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$142,488	$159,665	$(528)	$(159,137)	$142,488

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(61,115)	$243,911	$4,841	$—	$187,637

Cash Flows from Investing Activities:
Capital Expenditures	$(4,695)	$(199,902)	$—	$—	$(204,597)
Investment in Equity Affiliates	—	(496)	(2,115)	—	(2,611)
Other Investing Activities	11,000	5,715	—	—	16,715

Net Cash Provided by (Used in) Investing Activities	$6,305	$(194,683)	$(2,115)	$—	$(190,493)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(65,000)	$—	$—	$—	$(65,000)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(25,174)	—	—	—	(25,174)
Withdrawal from Restricted Cash	190,000	—	—	—	190,000
Other Financing Activities	5,983	(4,338)	—	—	1,645

Net Cash Provided by (Used in) Financing Activities	$105,809	$(49,338)	$—	$—	$56,471

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Six Month Ended June 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$984,462	$33,333	$—	$1,017,795
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	57,393	215	—	57,608
Freight—Related Parties	—	562	—	—	562
Other Income (including equity earnings)	36,407	17,294	15,852	(30,560)	38,993

Total Revenue and Other Income	36,407	1,061,080	49,400	(30,560)	1,116,327
Cost of Goods Sold and Other Operating Charges	10,427	773,734	86,309	(78,908)	791,562
Intercompany Activity	278	(44,203)	(41,299)	85,224	—
Freight Expense	—	57,955	215	—	58,170
Selling, General and Administrative Expense	—	35,394	1,079	—	36,473
Depreciation, Depletion and Amortization	1,535	122,718	600	(1,854)	122,999
Interest Expense	10,186	7,270	510	—	17,966
Taxes Other Than Income	2,134	82,714	714	—	85,562
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	24,560	1,034,968	48,128	4,462	1,112,118

Earnings (Loss) Before Income Taxes	11,847	26,112	1,272	(35,022)	4,209
Income Tax Expense (Benefit)	(6,869)	(3,315)	445	—	(9,739)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	18,716	29,427	827	(35,022)	13,948
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	4,768	—	—	4,768

Net Income (Loss)	$18,716	$34,195	$827	$(35,022)	$18,716

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$205,173	$96,977	$(63,048)	$—	$239,102

Cash Flows from Investing Activities:
Capital Expenditures	$(5,303)	$(105,417)	$—	$—	$(110,720)
Investment in Equity Affiliates	—	(214)	(4,496)	—	(4,710)
Other Investing Activities	3	9,160	68,350	—	77,513

Net Cash (Used in) Provided by Investing Activities	$(5,300)	$(96,471)	$63,854	$—	$(37,917)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(177,954)	$—	$—	$—	$(177,954)
Proceeds from Long-Term Notes	—	—	1,007	—	1,007
Dividends Paid	(22,032)	—	—	—	(22,032)
Other Financing Activities	228	(1,937)	1,953	—	244

Net Cash (Used in) Provided by Financing Activities	$(199,758)	$(1,937)	$2,960	$—	$(198,735)

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” (EITF 04-2). In this Issue, the Task Force reached the consensus that mineral rights are tangible assets. This consensus differs from the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which classify mineral rights as intangible assets. Effective with the 2004 second quarter, CONSOL Energy has reclassified mineral rights as property, plant and equipment in accordance with EITF 04-2.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by recently issued accounting guidance, CONSOL Energy has recognized the benefits of the Act as of March 8, 2004 by adjusting the three months ended March 31, 2004 net income by approximately $2,200. The benefits of the Act are also recognized as a reduction of other postemployment benefit costs in the three months ended June 30, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2004

(Dollars in thousands, except per share data)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective December 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after March 15, 2004 for variable interest entities in which an enterprise acquired before February 1, 2003. As of June 30, 2004, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had net income of $26 million for the three months ended June 30, 2004 compared to $11 million for the three months ended June 30, 2003. Net income for the 2004 period improved from the 2003 period due to increased sales volumes and increased average sales prices for both coal and gas. The increase in sales volumes and average sales prices was offset, in part, by higher cost of goods sold attributable to higher sales volumes of coal and gas and to higher unit costs of tons of coal and gas produced. Higher cost per ton of coal produced was due to increased Combined Fund premiums and increased maintenance, labor and supply cost per unit. These increases in cost per ton of coal produced were offset, in part, by a reduction in other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period. Higher cost of gas produced was due to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. The increase in average cost per thousand cubic feet of gas sold was also attributable to higher royalty expense. Royalty expense increased primarily due to the increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period.

Total coal sales for the three months ended June 30, 2004 were 17.3 million tons of which 16.7 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal. This compares with total coal sales of 16.0 million tons for the three months ended June 30, 2003, of which 15.4 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. The increase in tons sold was due primarily to increased production as a result of the reactivation of the Loveridge Mine and higher production at the Bailey Mine. These increases in production were offset, in part, by lower recovery ratios (portion of extracted coal versus rock) at Enlow Fork Mine and Buchanan Mine. Production increases were also offset, in part, due to Mine 84 encountering adverse geological conditions. Company produced inventory, including our portion of inventory at equity affiliates, was 1.0 million tons at June 30, 2004 and was 1.3 million tons at December 31, 2003. CONSOL Energy currently has obligations to deliver 99% of its projected 2004 production, subject to the right of customers to defer delivery.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 10.0% to 13.6 billion cubic feet in the 2004 period compared with 12.4 billion cubic feet in the 2003 period. The increase in sales volumes is primarily due to higher production as a result of additional wells coming on line from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates, and including the effects of derivative transactions, increased 21.8% to $4.98 per thousand cubic feet in the 2004 period compared with $4.09 per thousand cubic feet in the 2003 period. Gas prices through the second quarter of 2004 were higher than levels during the second quarter of 2003 due to continued concerns about declining North American gas production, as well as increased oil prices and economic recovery increasing demand.

CONSOL Energy restated first quarter 2004 net income by approximately $2.2 million to reflect the recognition of the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with recently issued accounting guidance.

In July 2004, CONSOL Energy announced that it expects to reactivate the Emery Mine in Utah during the third quarter of 2004. The mine, which has been idle since September 2003, is expected to produce about 0.2 million tons during the remainder of 2004. This production level will retain the federal coal leases that constitute a part of the mine’s reserves. CONSOL Energy is currently discussing sales contracts with potential customers.

On June 30, 2004, CONSOL Energy completed a $600 million senior secured credit facility to replace the existing $267 million facility. The new facility consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The revolving credit and Tranche B letter of credit facility will be used for general corporate purposes of CONSOL Energy and its subsidiaries, including working capital, capital expenditures and letter of credit needs. Cash collateralized letters of credit issued previously were transferred to the Tranche B facility and the $190 million of restricted cash was released and used to pay down short-term debt.

In June 2004, Moody’s Investor Service upgraded CONSOL Energy’s 7.875% notes due 2012 to Ba2 (12th lowest out of 21 rating categories). Moody’s Investor Service also upgraded CONSOL Energy’s subsidiary’s medium term notes to Ba2. Moody’s Investor Service also affirmed the Ba3 senior implied rating and the Ba2 rating on CONSOL Energy’s $600 million secured bank facility, which replaced the Company’s previous secured $267 million bank facility. The rating outlook is stable. Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 2 indicates that the obligation ranks in the mid-range of its generic rating category. The modifier 3 indicates that the obligation ranks in the lower end of its generic rating category.

In July 2004, Standard and Poor’s upgraded CONSOL Energy’s 7.875% notes due 2012 to BB (12th lowest out of 22 rating categories). Also, in July 2004, Standard and Poor’s affirmed CONSOL Energy’s BB- corporate credit rating and confirmed a BB rating (12th lowest out of 22 rating categories) with a recovery rate of ‘1’ to CONSOL Energy’s $600 million secured bank facility, which replaced the Company’s previous secured $267 million bank facility. The outlook is stable. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The rating of BB with a recovery rating of ‘1’ indicates a high expectation of full recovery of principal in the event of a default.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net Income

Net income changed primarily due to the following items (table in millions):

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$514	$441	$73	16.6%
Produced Gas Sales	67	51	16	31.4%
Purchased Gas Sales	16	—	16	100.0%
Other Sales and Other Income	78	65	13	20.0%

Total Revenue and Other Income	675	557	118	21.2%
Coal Cost of Goods Sold—Produced and Purchased	386	315	71	22.5%
Produced Gas Cost of Goods Sold	24	21	3	14.3%
Purchased Gas Cost of Goods Sold	16	—	16	100.0%
Other Cost of Goods Sold	57	48	9	18.8%

Total Cost of Goods Sold	483	384	99	25.8%
Other	166	157	9	5.7%

Total Costs	649	541	108	20.0%

Earnings (Loss) before Income Taxes	26	16	10	62.5%
Income Tax Expense (Benefit)	—	5	(5)	(100.0)%

Net Income	$26	$11	$15	136.4%

Net income for the 2004 period improved from the 2003 period due to increased sales volumes and increased average sales prices for both coal and gas. The increase in sales volumes and average sales price was offset, in part, by higher cost of goods sold attributable to higher sales volumes of coal and gas and to higher unit costs of tons of coal and gas produced. Higher cost per ton of coal produced was due to increased Combined Fund premiums and increased maintenance, labor and supply cost per unit. These increases in cost per ton of coal produced were offset, in part, by a reduction in other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period. Higher cost of gas produced was due to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. The increase in average cost per thousand cubic feet of gas sold was also attributable to an increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period.

Revenue

Revenue and other income increased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$498	$423	$75	17.7%
Purchased Coal	16	18	(2)	(11.1)%
Produced Gas	67	51	16	31.4%
Purchased Gas	16	—	16	100.0%
Industrial Supplies	20	16	4	25.0%
Other	7	3	4	133.3%

Total Sales	624	511	113	22.1%
Freight Revenue	30	26	4	15.4%
Other Income	21	20	1	5.0%

Total Revenue and Other Income	$675	$557	$118	21.2%

The increase in Company produced coal sales revenue was due mainly to the increase in volumes sold and the increase in average sales price per ton during the 2004 period.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.7	15.3	1.4	9.2%
Average Sales Price Per Ton	$29.73	$27.67	$2.06	7.4%

The increase in tons sold is due primarily to the Loveridge Mine resuming production in March 2004 and increased production at the Bailey Mine. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area that would be mined with longwall mining equipment. The fire delayed completion of the development until March 2004. The increased production at Loveridge was offset, in part, by lower production at Enlow Fork Mine and Buchanan Mine. Production increases were also offset, in part, due to Mine 84 encountering adverse geological conditions. The increase in average sales price primarily reflects stronger prices negotiated in the prior year and an overall improvement in prices in the eastern coal market for domestic utility, export utility and metallurgical products.

The decrease in Company purchased coal sales revenue was due to a decrease in sales volume and a decrease in average sales price per ton of purchased coal.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.5	0.6	(0.1)	(16.7)%
Average Sales Price Per Ton	$30.90	$31.11	$(0.21)	(0.7)%

The reduced average sales price is primarily due to sales of purchased coal in 2004 at prices that were agreed to during periods of lower prices compared to the 2004 period. Lower sales revenues from Company purchased coal were also due to lower sales volumes in the 2004 period compared to the 2003 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	13.6	12.4	1.2	9.7%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$4.97	$4.09	$0.88	21.5%

We believe that the 2004 gas market price increases were largely driven by continued concerns about declining North American gas production, as well as increased oil prices and the economic recovery which resulted in greater electricity use in our principal markets. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (gas sales transactions generally exceeding one year.) CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In the 2004 period, these cash flow hedges represented 30% of our produced sales volumes at an average price of $5.05 per thousand cubic feet. We intend these transactions to cover approximately 27% of our current 2004 estimated produced sales volumes at an average price of $5.02 per thousand cubic feet. CONSOL Energy sold 90% of its gas sales volumes in the three months ended June 30, 2004 under fixed price contracts at an average price of $4.93 per thousand cubic feet compared to 88% of its gas sales volumes under fixed price contracts in the three months ended June 30, 2003 at an average of $3.86 per thousand cubic feet. Higher sales volumes in the 2004 period were a result of wells coming on line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased prices.

Due to the anticipated curtailment in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the Columbia Gas Transmission Corporation’s interstate gas pipeline, CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline. The firm transportation arrangement covers the May 2004 through October 2004 period and assures pipeline capacity of our projected production. In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	2.4	—	2.4	100.0%
Average Sales Price Per thousand cubic feet	$6.73	—	$6.73	100.0%

CONSOL Energy believes that it will be necessary to purchase firm transportation guarantees of capacity in the future as a result of increased capacity demands on the Columbia pipeline.

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

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$8	$9	$(1)	(11.1)%
Equity in loss of affiliates	—	(5)	5	100.0%
Other miscellaneous	13	16	(3)	(18.8)%

Total other income	$21	$20	$1	5.0%

The gain on sale of assets in the 2004 period is due to the June 2004 finalization of the working capital and other items related to the sale of its Canadian coal assets completed in February 2003. The finalization of these items resulted in a gain on sale of assets of approximately $3 million. The additional gain on sale of assets in the 2004 period is related to the sale of several previously closed operations. The 2003 period gain on sale of assets is primarily related to the expiration of a $5 million option granted to a third party to purchase property and the sale of surplus equipment.

The equity losses of affiliates in the 2003 period primarily represent our share of Glennies Creek Mine operating losses. CONSOL Energy’s interests in Glennies Creek were sold in February 2004.

Other miscellaneous income in the 2003 period included a $3 million refund received from the federal government for prior claims related to harbor maintenance fees imposed by Federal statute that was subsequently declared unconstitutional.

Costs

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$370	$297	$73	24.6%
Purchased Coal	16	18	(2)	(11.1)%
Produced Gas	24	21	3	14.3%
Purchased Gas	16	—	16	100.0%
Industrial Supplies	23	17	6	35.3%
Closed and Idle Mines	20	15	5	33.3%
Other	14	16	(2)	(12.5)%

Total Cost of Goods Sold	$483	$384	$99	25.8%

Increased cost of goods sold and other charges for company produced coal was due mainly to a 9.2% increase in sales volumes and a 13.6% increase in cost per unit of produced coal sold.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.7	15.3	1.4	9.2%
Average Cost of Goods Sold and Other Charges Per Ton	$22.08	$19.44	$2.64	13.6%

Average cost of goods sold and other charges per ton for company produced coal increased in the 2004 period compared to the 2003 period. The increase in average cost per ton was due primarily to increased Combined Fund premiums related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The increase is approximately $28 million for the plan year beginning October 1, 2003, of which approximately 75% has been expensed from October 1, 2003 through June 30, 2004. Approximately $7 million of expense was recognized in the three months ended June 30, 2004. CONSOL estimates the additional costs for plan years subsequent to October 1, 2003 will be approximately $2 million per year. Cost per ton for produced coal also increased due to higher maintenance, labor and supply costs per unit. Increased labor and supply costs were related to additional continuous miner shifts in the 2004 period. Among other things, continuous mining machines are used to mine the coal reserve in such a way that large, rectangular blocks of coal, called panels, are delineated underground in preparation for mining by larger more efficient longwall machines in mines equipped with these systems. Typically, mines attempt to delineate more than one panel in advance so that as the longwall machine completes the extraction of coal in one panel, it can move without delay to another prepared panel. Continuous mining machines are more labor intensive and use more supplies per ton of coal produced than longwall mining systems. Cost of goods sold and other charges also increased due to higher sales volumes of company produced coal in the 2004 period compared to the 2003 period. These increases in costs were offset, in part, by a reduction in other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Purchased coal cost of goods sold and other charges decreased slightly in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.5	0.6	(0.1)	(16.7)%
Average Cost of Goods Sold and Other Charges Per Ton	$30.22	$29.88	$(0.34)	(1.1)%

The decrease in cost of goods sold and other charges for purchased coal is primarily due to lower volumes sold in the 2004 period compared to the 2003 period. The decreased costs due to volume was offset, in part, by the increased average cost of purchased coal. The increase in the average cost of purchased coal is primarily due to increased market price for coal, offset, in part, by purchasing some coal in the 2004 period under commitments made during the prior year when prices were lower. Due to the low volume of purchased coal sold in both periods, the decrease in average cost of goods sold and other charges per ton did not have a significant impact on the period-to-period comparison.

Gas cost of goods sold and other charges increased due to increased average cost per thousand cubic feet sold and increased volumes.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	13.6	12.4	1.2	9.7%
Average Cost Per Thousand Cubic Feet	$1.80	$1.72	$0.08	4.7%

The increase in average cost per thousand cubic feet of gas sold was also attributable to approximately $0.08 increase per thousand cubic feet related the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. The increase in average cost per thousand cubic feet of gas sold was also attributable to a $0.04 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 21.5% increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period. Gas cost of goods sold and other charges also increased due to the increased volumes sold in the 2004 period as discussed previously.

In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	2.4	—	2.4	100.0%
Average Cost Per thousand cubic feet	$6.79	—	$6.79	100.0%

CONSOL Energy believes that it will be necessary to purchase firm transportation capacity in the future as a result of increased capacity demands on the Columbia pipeline.

Industrial supplies cost of goods sold increased primarily due to higher sales volumes.

Closed and idle mine cost was $20 million in the 2004 period compared to $15 million in the 2003 period. The $5 million increase in the 2004 period compared to the 2003 period was due primarily to mine closing, perpetual care water treatment and reclamation liability adjustments as a result of updated engineering survey adjustments. Survey adjustments resulted in $3 million of expense in the 2004 period for closed and idled locations. Closed and idle mine cost also increased approximately $1 million due to the interest component of workers’ compensation expense in the 2004 period. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. The remaining $1 million increase was due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

The decrease in miscellaneous cost of goods sold and other charges reflect the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Buckeye landfill superfund site liability transfer	$(1)	$—	$(1)	(100.0)%
Incentive compensation	7	4	3	75.0%
Miscellaneous other	8	12	(4)	(33.3)%

	$14	$16	$(2)	(12.5)%

In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized an estimated liability for remediation of this site. The Transfer and Indemnity transaction resulted in the reversal of the remaining liability and the recognition of approximately $1 million of income.

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

Miscellaneous other costs decreased $4 million due to various transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Freight expense	$30	$26	$4	15.4%

Selling, general and administrative costs have decreased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$3	$4	$(1)	(25.0)%
Wages and salaries	6	7	(1)	(14.3)%
Other post employment benefits	—	1	(1)	(100.0)%
Insurance	1	—	1	100.0%
Other	7	7	—	—

Total Selling, General and Administrative	$17	$19	$(2)	(10.5)%

Costs of professional consulting and other purchased services have decreased in the 2004 period primarily due to lower software support services, offset, in part, by additional services provided by various professional groups for services provided in relation to reviewing employee benefit plans and compensation packages provided by CONSOL Energy.

Wages and salaries for selling, general and administrative employees have decreased primarily due to the December 2003 reduction of approximately 100 positions. The reduction program was primarily a result of the developments in CONSOL Energy’s business, including operating fewer mines than had been operated in the past, the sale of non-core businesses and de-emphasizing coal exports.

Costs related to other post employment benefits in the 2004 period have decreased from the 2003 period due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Costs for insurance increased primarily due to director and officer insurance costs incurred in the 2004 period. CONSOL Energy officers and directors were previously insured under the RWE AG general liability policy. CONSOL Energy began to independently insure its directors and officers in June 2003.

Depreciation, depletion and amortization has remained unchanged in the 2004 period from the 2003 period.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal	$50	$49	$1	2.0%
Gas:
Production	5	7	(2)	(28.6)%
Gathering	3	3	—	—

Total Gas	8	10	(2)	(20.0)%
Other	4	3	1	33.3%

Total depreciation, depletion and amortization	$62	$62	$—	—%

The increase in coal depreciation, depletion and amortization was primarily attributable to higher units-of-production financial depletion related to higher production volumes in the 2004 period compared to the 2003 period.

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

Other depreciation, depletion and amortization increased primarily due to the depreciation related to the new integrated information technology system that is currently being used. All modules of the system have been implemented and are currently being amortized on a straight-line basis over seven years. All modules of the integrated information technology system were not completed in the 2003 period and therefore were not being amortized at that time.

Interest expense has remained unchanged in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Commercial paper and revolver	$1	$—	$1	100.0%
Other	7	8	(1)	(12.5)%

Total Interest Expense	$8	$8	$—	—

Interest expense on commercial paper and the revolving credit facility increased in the 2004 period primarily due to an increase from 1.6% to 5.6% per annum in our average interest rate on the bank credit facility rather than on the commercial paper markets in the 2003 period of 1.6% per annum. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating.

Other interest expense was reduced primarily due to the increase in the amount of interest capitalized in the 2004 period as a result of the higher level of capital projects funded from operating cash flows in the three months ended June 30, 2004.

Taxes other than income increased primarily due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$30	$26	$4	15.4%
Gas	2	1	1	100.0%

Total Production Taxes	32	27	5	18.5%
Other taxes:
Coal	14	13	1	7.7%
Gas	1	1	—	—%
Other	1	1	—	—%

Other	16	15	1	6.7%

Total Taxes Other Than Income	$48	$42	$6	14.3%

Increased coal production taxes are primarily due to higher black lung excise and severance taxes attributable to higher coal volumes and higher average sales price. Increased gas production taxes are primarily due to higher severance taxes related to increased gas production volumes and higher average sales prices.

Increased other taxes in the coal segment are due to higher payroll taxes related to an increase in the 2004 period labor costs compared to the 2003 period. The increased labor costs are primarily related to the late March 2004 start up of the Loveridge mine. This mine was idled throughout the 2003 period.

In the 2003 period, CONSOL Energy received refunds for claims and related interest for certain excise taxes on export sales. Upon receipt of these refunds, the estimate of the interest receivable was adjusted to the actual amount received resulting in an additional $0.6 million of income in the 2003 period. A $26 million receivable for the claims for the years 1991-1993 is still outstanding. There is no interest receivable related to the claims that are still outstanding.

Income Taxes

	2004 Period	2003 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$26	$15	$11	73.3%
Tax Expense (Benefit)	—	5	(5)	(100.0)%
Effective Income Tax Rate	0.0%	30.8%	(30.8)%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective rate for the 2004 period was also impacted by the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Note 8—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net Income

Net income changed primarily due to the following items (table in millions):

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$1,012	$878	$134	15.3%
Produced Gas Sales	137	102	35	34.3%
Purchased Gas Sales	16	—	16	100.0%
Gain on Sale of Glennies Creek	14	—	14	100.0%
Other Sales and Other Income	146	136	10	7.4%

Total Revenue and Other Income	1,325	1,116	209	18.7%
Coal Cost of Goods Sold—Produced and Purchased	747	638	109	17.1%
Produced Gas Cost of Goods Sold	48	40	8	20.0%
Purchased Gas Cost of Goods Sold	16	—	16	100.0%
Other Cost of Goods Sold	118	114	4	3.5%

Total Cost of Goods Sold	929	792	137	17.3%
Other	332	320	12	3.8%

Total Costs	1,261	1,112	149	13.4%

Earnings (Loss) before Income Taxes	64	4	60	1,500.0%
Income Tax Expense (Benefit)	5	(10)	15	150.0%

Earnings Before Cumulative Effect of Change in Accounting Principle	59	14	45	321.4%
Cumulative Effect of Change in Accounting Principle	83	5	78	1,560.0%

Net Income	$142	$19	$123	647.4%

Net income for the 2004 period improved due to increased coal and gas production and increased average sales prices for both coal and gas. The higher net income was also due to the gain on sale of the stock of the Company’s wholly owned subsidiary, CNX Australia Pty Limited, to certain affiliates of AMCI, Inc. In addition, net income for the 2004 period improved due to the cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. Under the new method, the Company recorded its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and projected future cost trends. The increase in net income was reduced, in part, by higher cost of goods sold attributable, in part, to higher sales volumes of coal and gas and to higher unit costs of tons of coal and gas produced. Higher cost per ton of coal produced was due mainly to increased Combined Fund premiums and increased maintenance, labor and supply cost per unit. These increases in cost per ton of coal produced were offset, in part, by a reduction in other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period. Higher cost of gas produced was due to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. The increase in average cost per thousand cubic feet of gas sold was also attributable to an increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the increase in average sales in the 2004 period compared to the 2003 period.

Revenue

Revenue and other income increased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$976	$839	$137	16.3%
Produced Coal—Related Party	—	1	(1)	(100.0)%

Total Produced Coal	976	840	136	16.2%
Purchased Coal	36	38	(2)	(5.3)%
Produced Gas	137	102	35	34.3%
Purchased Gas	16	—	16	100.0%
Industrial Supplies	37	31	6	19.4%
Other	12	8	4	50.0%

Total Sales	1,214	1,019	195	19.1%
Freight Revenue	61	57	4	7.0%
Freight Revenue—Related Party	—	1	(1)	(100.0)%

Total Freight Revenue	61	58	3	5.2%
Other Income	50	39	11	28.2%

Total Revenue and Other Income	$1,325	$1,116	$209	18.7%

The increase in Company produced coal sales revenue was due mainly to the increase in volumes sold and the increase in average sales price per ton during the 2004 period.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	33.5	30.7	2.8	9.1%
Average Sales Price Per Ton	$29.15	$27.40	$1.75	6.4%

The increase in tons sold is due primarily to the Loveridge Mine resuming production in March 2004 and improved production at the Bailey/Enlow complex. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area that would be mined with longwall mining equipment. The fire delayed completion of the development until March 2004. Bailey/Enlow Complex production was improved in the 2004 period compared to the 2003 period due mainly to higher productivity at this complex. The increased production at Loveridge and Bailey/Enlow complex was offset, in part, by lower production at Buchanan Mine due to equipment problems and unfavorable geology. The increase in average sales price in 2004 primarily reflects higher prices negotiated in 2003 and an overall improvement in prices in the eastern coal market for domestic utility, export utility and metallurgical products.

The decrease in Company purchased coal sales revenue was due to lower sales volumes and lower average sales price per ton of purchased coal.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.1	1.2	(0.1)	(8.3)%
Average Sales Price Per Ton	$31.76	$32.36	($0.60)	(1.9)%

Decreased sales revenue from Company purchased coal was primarily due to lower sales volumes in the 2004 period compared to the 2003 period. Decreased sales revenues were also due to the reduced average sales price. Lower sales price per ton of Company purchased coal sold is primarily due to sales of purchased coal in 2004 at prices that were agreed to during periods of lower prices compared to the 2004 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	26.6	24.1	2.5	10.4%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$5.14	$4.23	$0.91	21.5%

We believe that the 2004 gas market price increases were largely driven by continued concerns about declining North American gas production, as well as increased oil prices and economic recovery which resulted in greater electricity use in our principal markets. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (gas sales transactions generally exceeding one year.) CONSOL Energy has also entered various gas swap transactions. The gas swap transactions qualify as financial cash flow hedges. The swap transactions exist parallel to the underlying physical transactions. In the 2004 period, these cash flow hedges represented 26% of our produced sales volumes at an average price of $5.22 per thousand cubic feet. We intend these transactions to cover approximately 27% of our current 2004 estimated produced sales volumes at an average price of $5.02 per thousand cubic feet. CONSOL Energy sold 86% of its gas sales volumes in the six months ended June 30, 2004 under fixed price contracts at an average price of $5.08 per thousand cubic feet compared to 88% of its gas sales volumes under fixed price sales contracts in the six months ended June 30, 2003 at an average of $4.03 per thousand cubic feet. Higher sales volumes were a result of wells coming on line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased prices.

Due to the anticipated curtailment in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the Columbia Gas Transmission Corporation’s interstate gas pipeline, CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline. The firm transportation arrangement covers the May 2004 through October 2004 period and assures pipeline capacity of our projected production. In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	2.4	—	2.4	100.0%
Average Sales Price Per thousand cubic feet	$6.72	—	$6.72	100.0%

CONSOL Energy believes this type of transaction will continue as a result of increased capacity demands on the Columbia pipeline.

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

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$30	$17	$13	76.5%
Equity in loss of affiliates	(3)	(5)	2	40.0%
Harbor maintenance fees	—	3	(3)	(100.0)%
Other miscellaneous	23	24	(1)	(4.2)%

Total other income	$50	$39	$11	28.2%

The increase in gain on sale of assets is due mainly to CONSOL Energy’s sale of stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million. Certain affiliates of AMCI, Inc. also assumed approximately $21.2 million of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale was completed on February 25, 2004 and resulted in a pre-tax gain of approximately $14.4 million. The additional gain on sale of assets in the 2004 period is related to the sale of several previously closed operations. The 2003 period gain on sale of assets is primarily related to the sale of surplus equipment and the expiration of a $5 million option granted to a third party to purchase property and the sale of surplus equipment.

The equity losses of affiliates is due mainly to the equity losses related to Glennies Creek Mine operating results prior to the sale that occurred in February 2004.

An additional $1 million decrease in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$712	$601	$111	18.5%
Purchased Coal	35	37	(2)	(5.4)%
Produced Gas	48	40	8	20.0%
Purchased Gas	16	—	16	100.0%
Industrial Supplies	43	35	8	22.9%
Closed and Idle Mines	36	30	6	20.0%
Other	39	49	(10)	(20.4)%

Total Cost of Goods Sold	$929	$792	$137	17.3%

Increased cost of goods sold and other charges for company produced coal was due mainly to a 8.7% increase in cost per unit of produced coal sold and a 9.1% increase in sales volumes.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	33.5	30.7	2.8	9.1%
Average Cost of Goods Sold and Other Charges Per Ton	$21.29	$19.59	$1.70	8.7%

Average cost of goods sold and other charges per ton for company produced coal increased in the 2004 period compared to the 2003 period. The increase in average cost per ton was due primarily to increased Combined Fund premiums related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The increase is approximately $28 million for the plan year beginning October 1, 2003, of which approximately 75% has been expensed from October 1, 2003 through June 30, 2004. Approximately $14 million of expense was recognized in the six months ended June 30, 2004. CONSOL estimates the additional cost for plan years subsequent to October 1, 2003 will be approximately $2 million per year. Cost per ton for produced coal also increased due to higher maintenance, labor and supply costs per unit. Increased labor and supply cost were related to additional continuous miner shifts in the 2004 period. Among other things, continuous mining machines are used to mine the coal reserve in such a way that large, rectangular blocks of coal, called panels, are delineated underground in preparation for mining by larger more efficient longwall machines in mines equipped with these systems. Typically, mines attempt to delineate more than one panel in advance so that as the longwall machine completes the extraction of coal in one panel, it can move without delay to another prepared panel. Continuous mining machines are more labor intensive and use more supplies per ton of coal produced than longwall mining systems. Cost of goods sold and other charges also increased due to higher sales volumes of company produced coal in the 2004 period compared to the 2003 period. These increases in costs were offset, in part, by a reduction in other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Purchased coal cost of goods sold and other charges decreased in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.1	1.2	(0.1)	(8.3)
Average Cost of Goods Sold and Other Charges Per Ton	$30.86	$31.47	$(0.61)	(1.9)%

The decrease in cost of goods sold and other charges for purchased coal is primarily due to lower volumes sold in the 2004 period compared to the 2003 period. Due to the low volume of purchased coal sold in both periods, the decrease in average cost of goods sold and other charges per ton did not have a significant impact on the period-to-period comparison.

Gas cost of goods sold and other charges increased due to increased volumes and increased average cost per thousand cubic feet sold.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	26.6	24.1	2.5	10.4%
Average Cost Per Thousand Cubic Feet	$1.80	$1.65	$0.15	9.1%

Produced gas cost of goods sold and other charges increased due to the increased volumes sold in the 2004 period as discussed previously. Produced gas average cost per thousand cubic feet of gas sold also increased. The increase in average cost per thousand cubic feet of gas sold was also attributable to an $0.11 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 21.5% increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period. Average cost per thousand cubic feet of gas sold also increased approximately $0.04 related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production.

In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	2.4	—	2.4	100.0%
Average Cost Per thousand cubic feet	$6.78	—	$6.78	100.0%

CONSOL Energy believes this type of transaction will continue as a result of increased capacity demands on the Columbia pipeline.

Industrial supplies cost of goods sold increased primarily due to higher sales volumes.

Closed and idle mine cost was $36 million in the 2004 period compared to $30 million in the 2003 period. The increase in cost primarily reflects mine closing, perpetual care water treatment and reclamation liability adjustments as a result of updated engineering surveys. Survey adjustments resulted in $3 million of expense in the 2004 period for closed and idled locations. Closed and idle mine cost also increased approximately $2 million due to the interest component of workers’ compensation expense in the 2004 period. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Closed and idled mine costs also increased $1 million due to costs related to the Emery mine in the 2004 period. This mine was operating in the 2003 period.

The decrease in miscellaneous cost of goods sold and other charges reflects the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Loveridge fire	$—	$7	$(7)	(100.0)%
Mine Eighty-Four fire	—	5	(5)	(100.0)%
Gas royalty dispute	—	6	(6)	(100.0)%
Other post employee benefit curtailment gain	(3)	—	(3)	(100.0)%
Buckeye landfill superfund site liability transfer	(1)	—	(1)	(100.0)%
Incentive compensation	15	4	11	275.0%
Sales contract buy outs	4	—	4	100.0%
Other	24	27	(3)	(11.1)%

	$39	$49	$(10)	(20.4)%

In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The costs of extinguishing the fire were estimated to be approximately $7 million, net of expected insurance recovery, attributable to cost of goods sold and other charges as of June 30, 2003. In late December 2002, the mine had begun the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March 2004.

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

In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized or estimated liability for remediation of this site. The Transfer and Indemnity transaction resulted in the reversal of the remaining liability and the recognition of approximately $1 million of income.

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

Other cost of goods sold decreased $5 million due to various transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Freight expense	$61	$58	$3	5.2%

Selling, general and administrative costs have remained stable in both periods due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$7	$6	$1	16.7%
Insurance	1	—	1	100.0%
Wages and salaries	13	14	(1)	(7.1)%
Other post-employment benefits	1	3	(2)	(66.7)%
Other	14	13	1	7.7%

Total Selling, General and Administrative	$36	$36	$—	—

Costs of professional consulting and other purchased services have increased in the 2004 period primarily due to services provided to complete procedures related to the special investigation into matters alleged in an anonymous letter and to services provided in relation to reviewing employee benefit plans and compensation packages provided by CONSOL Energy. These increases were offset, in part, by lower software support services.

Costs for insurance increased primarily due to director and officer insurance costs incurred in the 2004 period. CONSOL Energy officers and directors were previously insured under the RWE AG general liability policy at lower corporate fees. CONSOL Energy began to independently insure its directors and officers in June 2003.

Wages and salaries for selling, general and administrative employees have decreased primarily due to the December 2003 reduction in workforce program. The reduction program was primarily focused on reducing the number of positions in the selling, general and administrative areas to better align with the Company’s current business strategy. The program reduced approximately 100 positions. These reductions were offset, in part, by the completion of the integrated information technology system provided by SAP AG in August 2003. Prior to the completion, wages and salaries for dedicated staff were capitalized as a component of the cost of the implementation project and are being amortized over seven years. The wages capitalized for the six months ended June 30, 2003 were approximately $2 million.

Costs related to other post employment benefits in the 2004 period have decreased from the 2003 period due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Other selling, general and administrative costs increased $1 million due to various transactions that occurred throughout both periods, none of which are individually material.

The decrease in depreciation, depletion and amortization reflects the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal	$99	$99	$—	—%
Gas:
Production	11	14	(3)	(21.4)%
Gathering	5	5	—	—

Total Gas	16	19	(3)	(15.8)%
Other	6	5	1	20.0%

Total depreciation, depletion and amortization	$121	$123	$(2)	(1.6)%

Coal depreciation, depletion and amortization remained stable in the 2004 period compared to the 2003 period. Coal units-of-production financial depletion expense increased in the period-to-period comparison due to higher production, but was offset, in part, due to mine equipment becoming fully depreciated.

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

Other depreciation, depletion and amortized increased primarily due to the depreciation related to the new integrated information technology system that is currently being used. All modules of the system have been implemented and are currently being amortized on a straight-line basis over seven years. All modules of the integrated information technology system were not completed in the 2003 period and therefore were not being amortized at that time.

Interest expense decreased in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Commercial paper and revolver	$3	$1	$2	200.0%
Other	14	17	(3)	(17.6)%

Total Interest Expense	$17	$18	$(1)	(5.6)%

Interest expense increased primarily due to an increase in the weighted average interest rate from 1.6% per annum in the 2003 period to 5.2% per annum in the 2004 period. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our long-term debt to BB+.

Other interest expense was reduced primarily due to the increase in the amount of interest capitalized in the current period as a result of the higher level of capital projects funded from operating cash flows in the six months ended June 30, 2004.

Taxes other than income increased primarily due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$58	$50	$8	16.0%
Gas	4	3	1	33.3%

Total Production Taxes	62	53	9	17.0%
Other taxes:
Coal	30	28	2	7.1%
Gas	2	2	—	—%
Other	3	3	—	—%

Other	35	33	2	6.1%

Total Taxes Other Than Income	$97	$86	$11	12.8%

Increased coal production taxes are primarily due to higher black lung excise and severance taxes attributable to higher coal volumes and higher average sales price. Increased gas production taxes are primarily due to higher severance taxes related to increased gas production volumes and higher average sales prices.

Increased other taxes in the coal segment are due to higher payroll taxes related to an increase in the 2004 period labor costs compared to the 2003 period. The increased labor costs are primarily related to the late March 2004 start up of the Loveridge Mine. This mine was idled in the 2003 period.

In the 2003 period, CONSOL Energy received refunds for claims and related interest for certain excise taxes on export sales. Upon receipt of these refunds, the estimate of interest receivable was adjusted to the actual amount received resulting in an additional $0.6 million of income. A $26 million receivable for the claims for the years 1991-1993 is still outstanding. There is no interest receivable related to the claims that are still outstanding.

Income Taxes

	2004 Period	2003 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$64	$4	$60	1,500.0%
Tax Expense (Benefit)	5	(10)	15	150.0%
Effective Income Tax Rate	7.6%	(231.4)%	239.0%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective rate for the 2004 period was also impacted by the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. See “Note 8—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Cumulative Effect of Change in Accounting

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions, including a discount rate of 6% and a future health care trend rate of 10%, declining to 4.75% in 2010. CONSOL Energy believes this change was preferable since it aligns the accounting with the Company’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with the Company’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. On June 30, 2004, CONSOL Energy completed a $600 million Senior Secured Loan Agreement to replace the existing $267 million facility. The new agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The new facility is secured by nearly all of the assets of the company. CONSOL Energy’s 7.875 percent bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25 percent medium-term notes maturing in 2007 have been equally and ratably secured. The facility can be used for letters of credit and borrowings for general corporate purposes. As of June 30, 2004, cash collateralized letters of credit issued under the previous facility have been transferred to the Tranche B facility and the $190 million of restricted cash has been released and was used to pay short-term debt. At our option, interest on borrowings under the new facility is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.77 to 1.0 at June 30, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 9.01 to 1.0 at June 30, 2004. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $450.0 million for the twelve months ended December 31, 2004. At June 30, 2004, this facility had approximately $226.6 million letters of credit issued and had no borrowings outstanding under the new facility, leaving approximately $373.4 million of unused capacity.

In June 2004, Moody’s Investor Service affirmed the rating of Ba2 (12th lowest out of 21 rating categories) to the $600 million secured bank facility, which to replaced the Company’s secured $267 million bank facility. The rating outlook is stable. Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 2 indicates that the obligation ranks in the middle of its generic rating category. In July 2004, Standard and Poor’s confirmed the BB rating (12th lowest out of 22 rating categories) with a recovery rate of ‘1’ to CONSOL Energy’s $600 million secured bank facility, which replaced the Company’s secured $267 million bank facility. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The recovery rating of ‘1’ indicates a high expectation of full recovery of principal in the event of a default.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In April 2003, CONSOL Energy and certain of its Subsidiaries entered into a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds are consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At June 30, 2004, eligible accounts receivable total approximately $119.5 million and there was no subordinated retained interest. Accounts receivable totaling $125.0 million were removed from the consolidated balance sheet at June 30, 2004. In accordance with the facility agreement, the Company is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Proceeds at the end of the quarter, determined by eligible accounts receivable at May 31, 2004, exceeded the eligible accounts receivable at June 30, 2004. The excess proceeds of $5.5 million at June 30, 2004 are included in the accounts receivable balance of $125.0 million that was removed from the consolidated balance sheet. Related proceeds of $17.0 million are included in cash flows from operating activities in the consolidated statement of cash flows for the six months ended June 30, 2004.

CONSOL Energy believes that cash generated from operations and its borrowing capacity under its new credit facility will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments in 2004 and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with our gas marketers (selling gas under short-term multi-month contract nominations generally not exceeding one year). CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $15.3 million (net of $9.8 million of deferred tax) at June 30, 2004 and expense of $0.1 million for the six months ended June 30, 2004.

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

Cash Flows (in millions) for the six months ended June 30

	2004 Period	2003 Period	Change
Cash flows provided by (used in) operating activities	$188	$239	$(51)
Cash used in investing activities	$(190)	$(38)	$(152)
Cash provided by (used in) financing activities	$56	$(199)	$255

Cash flows from operating activities have decreased primarily due to the following items:

•	Approximately $68 million was received in the 2003 period for refunds filed for 1994-1999 related to our black lung excise claims and related interest.

•	Under the accounts receivable securitization facility, cash proceeds of $17 million were received during the six months ended June 30, 2004 compared to $50 million received during the 2003 period.

These decreases in operating cashflows were offset, in part, by; the collection of approximately $13 million in the six months ended June 30, 2004 related to the mine fires experienced in 2003. Accounts receivables from the expected insurance recoveries related to the two mines fires of approximately $18 million were recorded in the 2003 period. Operating cashflows also improved due to increased net income as previously discussed.

Net cash used in or provided by investing activities changed primarily due to the following items:

•	Capital expenditures were $205 million in the 2004 period compared to $111 million in the 2003 period. 2004 capital expenditures include the purchase of longwall shields, development work at Loveridge and McElroy and the expansion of the Bailey Preparation Plant.

•	More proceeds from sales of assets received in the 2003 period than in the 2004 periods. Proceeds from the sales of assets in the 2003 period primarily were from the sale, in February 2003, of CONSOL Energy’s Canadian coal assets and port facilities to Fording Inc. for a note and cash. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. CONSOL Energy sold the coal trust units in March 2003.

Net cash received from or used in financing activities changed primarily due to the following items;

•	Payments of $178 million were made to reduce the outstanding commercial paper in the 2003 period.

•	Payments of approximately $65 million were made to reduce amounts borrowed under the revolving credit facility, which was replaced with a new facility, in the 2004 period.

•	Scheduled long-term debt repayments of $45 million were made in the 2004 period.

•	Dividend payments were $25 million in the 2004 period compared to $22 million in the 2003 period due to the additional 11 million shares of common stock that were issued by CONSOL Energy in September 2003.

•	Previously restricted cash of $190 million was released due to the completion of a new $600 million debt facility (see Liquidity section of Form 10-Q for additional discussion of the new debt facility).

The following is a summary of our significant contractual obligations at June 30, 2004 (in thousands):

Payments due by Year

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Short-term Notes Payable	$—	$—	$—	$—	$—
Long-term Debt	3,792	51,623	4,653	370,420	430,488
Capital Lease Obligations	20	—	—	—	20
Operating Lease Obligations	17,064	26,885	16,309	7,786	68,044

Total Contractual Obligations	$20,876	$78,508	$20,962	$378,206	$498,552

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at June 30, 2004 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$341,362	$630,365	$578,139	$1,549,866

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

Debt

At June 30, 2004, CONSOL Energy had total long-term debt of $429 million outstanding, including current portion of long-term debt of $4 million. This long-term debt consisted of:

•	An aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$31 million in advance royalty commitments with an average interest rate of 8.723% per annum;

•	An aggregate principal amount of $2 million of variable rate notes with a weighted average interest rate of 4.86% due at various dates ranging from 2004 through 2031.

On June 30, 2004, CONSOL Energy completed a $600 million Senior Secured Loan Agreement to replace the existing $267 million facility. The new agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The new facility is secured by nearly all of the assets of the company. Collateral has been provided to the banks and shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. The facility can be used for letters of credit and borrowings for general corporate purposes. As of June 30, 2004, cash collateralized letters of credit issued under the previous facility have been transferred to the Tranche B facility and the $190 million of restricted cash was released and used to pay short-term debt. At our option, interest is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.77 to 1.0 at June 30, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 9.01 to 1.0 at June 30, 2004. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $450.0 million and $550.0 million for the twelve months ended December 31, 2004 and 2005, respectively. At June 30, 2004, this facility had approximately $226.6 million letters of credit issued and had no borrowings outstanding, leaving approximately $373.4 million of unused capacity.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $406 million at June 30, 2004 and $291 million at December 31, 2003. The increase is primarily attributable to net income for the six months ended June 30, 2004, offset, in part, by various cash flow hedges related to our gas business and the payment of dividends.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
July 27, 2004	$0.14	August 8, 2004	September 2, 2004
April 23, 2004	$0.14	May 11, 2004	May 28, 2004
January 30, 2004	$0.14	February 10, 2004	February 27, 2004

The revolving credit facility does restrict CONSOL Energy’s ability to pay cash dividends. As long as CONSOL Energy has not achieved and maintained an Investment Grade rating, dividends payable on common stock cannot exceed $0.56 per share per fiscal year, provided the payment of dividends does not result in an event of default.

Additional comprehensive losses, primarily related to gas hedging transactions, of approximately $9 million were recognized in the six months ended June 30, 2004.

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

Recent Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” (EITF 04-2). In this Issue, the Task Force reached the consensus that mineral rights are tangible assets. This consensus differs from the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142,

“Goodwill and Other Intangible Assets” which classify mineral rights as intangible assets. Effective with the 2004 second quarter, CONSOL Energy has reclassified mineral rights as property, plant and equipment in accordance with EITF 04-2.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by recently issued accounting guidance, CONSOL Energy has recognized the benefits of the Act as of March 8, 2004 by adjusting the three months ended March 31, 2004 net income by approximately $2,200. The benefits of the Act are also recognized as a reduction of other postemployment benefit costs in the three months ended June 30, 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective December 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after March 15, 2004 for variable interest entities in which an enterprise acquired before February 1, 2003. As of June 30, 2004, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

Forward-Looking Statements

We are including the following cautionary statement in this Report on Form 10-Q to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of us. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q and, in CONSOL Energy’s Form 10-K filed with the Securities and Exchange Commission on March 12, 2004, and other periodic reports filed, these risks, uncertainties and contingencies include, but are not limited to, the following:

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

Sensitivity analyses of the incremental effects on pre-tax income for the six months ended June 30, 2004 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of June 30, 2004 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$38.0	$55.3

(a)

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2004 and 2005 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a loss of $15.3 million (net of $9.8 million of deferred tax) at June 30, 2004 and expense of $0.1 million for the six months ended June 30, 2004. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2004, CONSOL Energy had $429 million aggregate principal amount of debt outstanding under fixed-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its revolving credit facility, under which there were no borrowings outstanding at June 30, 2004. On June 30, 2004, CONSOL Energy completed a $600 million senior secured loan facility to replace the existing $267 million facility. The new facility consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. CONSOL Energy’s $267 million revolving credit facility bore interest at a weighted average rate of 5.2% per annum during the six months ended June 30, 2004. Due to the level of borrowings against this facility in the six months ended June 30, 2004, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

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

PART II

OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2004 CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors and (2) ratifying the retention of PricewaterhouseCoopers LLP as CONSOL Energy’s independent accountants for the year ending December 31, 2004.

(1)	Shareholders elected the following directors and the vote tabulation for each individual director was as follows:

Nominee	Votes For	Withheld
John Whitmire	48,692,929	283,063
J. Brett Harvey	48,693,912	282,080
James E. Altmeyer	48,687,519	288,473
Phillip W. Baxter	48,692,666	283,326
William E. Davis	48,685,316	290,676
Raj K. Gupta	48,689,012	286,980
Patricia A. Hammick	48,695,250	280,742
William P. Powell	48,686,420	289,572
Joseph T. Williams	48,689,279	286,713

(2)	The proposal to ratify the appointment of PricewaterhouseCoopers LLC as CONSOL Energy’s independent accountants for the year ending December 31, 2004 was approved by a vote of the shareholders. The number of votes cast for this proposal was 48,588,392 and the number of votes cast against this proposal was 46,512. There were 341,088 abstentions for this proposal.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this Report:

10.53	CONSOL Energy Inc. Directors’ Deferred Fee Plan, dated as of July 20, 2004.

10.54	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement.

10.55	Form of Restricted Stock Unit Award Under CONSOL Energy Inc. Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The Company did furnish the following information required to be furnished under Item 12 during the quarter ended June 30, 2004:

(1)	A report dated April 22, 2004, which included, under Item 12, the Company’s press release announcing the results of operations for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.
Date: August 5, 2004
	By:	/s/ J. BRETT HARVEY
President Chief Executive Officer (Duly Authorized Officer )

	By:	/s/ WILLIAM J. LYONS
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

10.53	CONSOL Energy Inc. Directors’ Deferred Fee Plan, dated as of July 20, 2004.

10.54	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement.

10.55	Form of Restricted Stock Unit Award Under CONSOL Energy Inc. Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.