Form 10-Q
period 2004-09-30
CONSOL ENERGY INC
filed 2004-11-08
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of November 1, 2004
Common stock, $0.01 par value	90,485,129

PART I

FINANCIAL INFORMATION

ITEM 1.    CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales—Outside	$617,738	$511,571	$1,832,201	$1,529,366
Sales—Related Parties	—	—	—	1,369
Freight—Outside	21,232	27,329	82,439	84,937
Freight—Related Parties	—	—	—	562
Other Income	20,906	13,260	70,675	52,253

Total Revenue and Other Income	659,876	552,160	1,985,315	1,668,487
Cost of Goods Sold and Other Operating Charges	522,761	415,078	1,452,092	1,206,640
Freight Expense	21,232	27,329	82,439	85,499
Selling, General and Administrative Expense	18,191	20,218	54,051	56,691
Depreciation, Depletion and Amortization	63,015	61,116	184,210	184,115
Interest Expense	6,271	8,036	23,653	26,002
Taxes Other Than Income	46,772	38,783	143,293	124,345
Export Sales Excise Tax Resolution	—	—	—	(614)

Total Costs	678,242	570,560	1,939,738	1,682,678

Earnings (Loss) Before Income Taxes	(18,366)	(18,400)	45,577	(14,191)
Income Tax Benefit	(6,792)	(12,505)	(1,964)	(22,244)

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(11,574)	(5,895)	47,541	8,053
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income Taxes of $3,035	—	—	—	4,768
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	—	83,373	—

Net Income (Loss)	$(11,574)	$(5,895)	$130,914	$12,821

Basic Earnings Per Share	$(0.13)	$(0.07)	$1.45	$0.16

Dilutive Earnings Per Share	$(0.13)	$(0.07)	$1.44	$0.16

Weighted Average Number of Common Shares Outstanding:
Basic	90,361,024	79,500,793	90,122,954	79,006,036

Dilutive	90,361,024	79,500,793	91,018,644	79,247,950

Dividends Paid Per Share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) SEPTEMBER 30, 2004	DECEMBER 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,629	$6,513
Accounts and Notes Receivable:
Trade	115,025	89,971
Other Receivables	64,982	91,401
Inventories	110,409	103,358
Deferred Income Taxes	136,392	125,938
Recoverable Income Taxes	24,418	20,257
Prepaid Expenses	37,221	33,402

Total Current Assets	501,076	470,840
Property, Plant and Equipment:
Property, Plant and Equipment	6,411,384	6,274,030
Less—Accumulated Depreciation, Depletion and Amortization	3,250,075	3,212,523

Total Property, Plant and Equipment—Net	3,161,309	3,061,507
Other Assets:
Deferred Income Taxes	350,379	409,090
Investment in Affiliates	46,539	84,878
Restricted Cash	—	190,918
Other	108,276	101,745

Total Other Assets	505,194	786,631

TOTAL ASSETS	$4,167,579	$4,318,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$141,531	$134,772
Short-Term Notes Payable	45,000	68,760
Current Portion of Long-Term Debt	3,831	53,330
Other Accrued Liabilities	545,390	567,737

Total Current Liabilities	735,752	824,599
Total Long-Term Debt	424,652	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,517,697	1,494,615
Pneumoconiosis Benefits	431,056	441,076
Mine Closing	306,481	312,208
Workers’ Compensation	135,056	255,785
Deferred Revenue	54,311	61,673
Salary Retirement	60,412	79,545
Reclamation	6,495	14,480
Other	110,582	102,448

Total Deferred Credits and Other Liabilities	2,622,090	2,761,830
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 91,267,558 Issued; and 90,443,462 Outstanding at September 30, 2004, and 89,861,900 Outstanding at December 31, 2003	913	913
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	839,232	833,675
Retained Earnings (Deficit)	(332,402)	(425,470)
Other Comprehensive Loss	(113,354)	(102,601)
Common Stock in Treasury, at Cost—824,096 Shares at September 30, 2004 and 1,405,658 Shares at December 31, 2003	(9,304)	(15,880)

Total Stockholders’ Equity	385,085	290,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,167,579	$4,318,978

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2003	$913	$833,675	$(425,470)	$(102,601)	$(15,880)	$290,637

(Unaudited)
Net Income	—	—	130,914	—	—	130,914
Treasury Rate Lock (Net of $39 tax)	—	—	—	(61)	—	(61)
Interest Rate Swap Contract (Net of ($514) tax)	—	—	—	807	—	807
Gas Cash Flow Hedge (Net of $7,320 tax)	—	—	—	(11,499)	—	(11,499)

Comprehensive Income (Loss)	—	—	130,914	(10,753)	—	120,161
Issuance of Restricted Stock Units under the Equity Incentive Plan (195,377 units)	—	715	—	—	—	715
Stock-Based Compensation	—	848	—	—	—	848
Treasury Stock Issued (581,562 shares)	—	3,994	—	—	6,576	10,570
Dividends ($.42 per share)	—	—	(37,846)	—	—	(37,846)

Balance—September 30, 2004	$913	$839,232	$(332,402)	$(113,354)	$(9,304)	$385,085

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net Income (Loss)	$130,914	$12,821
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(83,373)	(4,768)
Depreciation, Depletion and Amortization	184,210	184,115
Compensation from Restricted Stock Unit Grants	715	—
Gain on the Sale of Assets	(38,869)	(19,002)
Amortization of Mineral Leases	4,294	3,760
Deferred Income Taxes	2,022	(8,849)
Equity in Earnings of Affiliates	3,951	4,561
Changes in Operating Assets:
Accounts Receivable Securitization	(5,700)	115,900
Accounts and Notes Receivable	12,815	36,048
Inventories	(7,051)	19,891
Prepaid Expenses	(3,820)	(10,278)
Changes in Other Assets	9,066	5,842
Changes in Operating Liabilities:
Accounts Payable	28,016	(26,460)
Other Operating Liabilities	(26,270)	125,190
Changes in Other Liabilities	(14,880)	(116,300)
Other	(707)	(5,502)

	64,419	304,148

Net Cash Provided by Operating Activities	195,333	316,969

Investing Activities:
Capital Expenditures	(299,094)	(186,266)
Additions to Mineral Leases	(4,267)	(4,241)
Investment in Equity Affiliates	(2,792)	(8,626)
Proceeds from Sales of Assets	22,829	85,583

Net Cash Used in Investing Activities	(283,324)	(113,550)

Financing Activities:
Payments on Commercial Paper	—	(202,953)
(Payments on) Proceeds from Miscellaneous Borrowings	(4,535)	130
Payments on Revolver	(20,000)	—
Payments on Long Term Notes	(45,000)	—
Proceeds from Long Term Notes	—	1,757
Dividends Paid	(37,811)	(33,051)
Proceeds from Issuance of Common Stock		189,552
Withdrawal from (Deposit to) Restricted Cash	190,918	(918)
Issuance of Treasury Stock	10,535	665

Net Cash Provided by (Used in) Financing Activities	94,107	(44,818)

Net (Decrease) Increase in Cash and Cash Equivalents	6,116	158,601
Cash and Cash Equivalents at Beginning of Period	6,513	11,517

Cash and Cash Equivalents at End of Period	$12,629	$170,118

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, as well as the cumulative effect of changes in accounting for workers’ compensation and mine closing, reclamation and gas well closing) considered necessary for a fair presentation have been included. Operating results for the three-month period and nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of the prior year’s data have been made to conform to the nine months ended September 30, 2004 classifications, with no effect on previously reported net income or stockholders’ equity. The reclassifications include classifying leased coal interest and advance mining royalties, previously reported separately on the balance sheet as intangible assets, as a component of property, plant and equipment in accordance with Emerging Issues Task Force Issue No. 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.”

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,104,283 shares of common stock were outstanding for the nine month period ended September 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 1,730,205 shares of common stock were outstanding for the nine month period ended September 30, 2003, but were not included in the computation of diluted earnings per share because the options were antidilutive. Due to the net loss position for the three months ended September 30, 2004 and 2003, no options to purchase shares were included in the computation of diluted earnings per share because the effect would be antidilutive.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Earnings before cumulative effect of change in accounting	$(11,574)	$(5,895)	$47,541	$8,053
Cumulative effect of accounting change	—	—	83,373	4,768

Net Income (Loss)	$(11,574)	$(5,895)	$130,914	$12,821

Average shares of common stock Outstanding:
Basic	90,361,024	79,500,793	90,122,954	79,006,036
Effect of stock options	—	—	895,690	241,914

Diluted	90,361,024	79,500,793	91,018,644	79,247,950
Earnings per share:
Basic before cumulative effect	$(0.13)	$(0.07)	$0.53	$0.10

Basic after cumulative effect	$(0.13)	$(0.07)	$1.45	$0.16

Diluted before cumulative effect	$(0.13)	$(0.07)	$0.52	$0.10

Diluted after cumulative effect	$(0.13)	$(0.07)	$1.44	$0.16

NOTE 2—DISPOSITIONS:

In the nine months ended September 30, 2004, CONSOL Energy finalized working capital adjustment items and remaining liability transfers related to the sale of its Canadian coal assets and related port facilities. The sale was completed in February 2003. The finalization of these items resulted in CONSOL Energy making a cash payment to the buyer of $4,167 and recording a pre-tax gain of $3,561.

In February 2004, CONSOL Energy sold the stock of its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27,500 ($11,000 of cash and $16,500 of Notes Receivable). Certain affiliates of AMCI, Inc. also assumed $21,190 of credit facility debt and the associated interest rate swaps and foreign currency hedges that a subsidiary of CNX Australia Pty Limited had incurred in connection with the credit facility. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale resulted in a pre-tax gain of $14,374.

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

September 30, 2004

(Dollars in thousands, except per share data)

price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123 and 148 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(11,574)	$(5,895)	$130,914	$12,821
Add: Stock-based compensation expense for restricted stock units	429	—	715	—
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(1,705)	(1,002)	(4,112)	(2,506)

Pro forma net income (loss)	$(12,850)	$(6,897)	$127,517	$10,315

Earnings per share:
Basic—as reported	$(0.13)	$(0.07)	$1.45	$0.16

Basic—pro forma	$(0.14)	$(0.09)	$1.41	$0.13

Diluted—as reported	$(0.13)	$(0.07)	$1.44	$0.16

Diluted—pro forma	$(0.14)	$(0.09)	$1.40	$0.13

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

Restricted Stock Unit Awards are grants that entitle the holder to receive shares of common stock as the award vests. A total of 195,377 restricted stock units were granted during the nine months ended September 30, 2004, vesting over a weighted average period of 3.56 years. Each restricted stock unit represents one share of common stock. 194,807 of the shares represented by the restricted stock units had a market value of $30.78 per share (based upon the closing share price) at date of grant and 570 of the shares represented by these restricted stock units had a market value of $35.12 per share (based upon the closing share price) at date of grant. Compensation expense will be recognized over the vesting period of the units.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$5,166	$5,765	$15,499	$17,295	$2,978	$3,237	$9,153	$9,712
Interest cost	7,054	7,059	21,161	21,178	31,383	33,568	97,228	100,703
Expected return on plan assets	(4,016)	(4,953)	(12,049)	(14,861)	—	—	—	—
Amortization costs	6,024	4,620	18,073	13,859	6,542	7,870	23,362	23,610
Curtailment gain	—	—	—	—	—	—	(3,454)	—

Net periodic benefit cost	$14,228	$12,491	$42,684	$37,471	$40,903	$44,675	$126,289	$134,025

CONSOL Energy previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $57,414 to its pension plan in 2004. As of September 30, 2004, $56,092 of contributions has been made. CONSOL Energy presently anticipates contributing an additional $1,322 to fund its pension plan in 2004 for a total of $57,414.

CONSOL Energy has recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the nine months ended September 30, 2004 in accordance with FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Implementation of the Act resulted in a reduction of our postretirement benefit costs of $9,553 and $21,625 for the three and nine months ended September 30, 2004, and a reduction of $182,256 to our December 31, 2003 estimated other postretirement benefit obligation.

As previously disclosed in its financial statements for the year ended December 31, 2003, CONSOL Energy does not expect to contribute to the other post employment benefit plan in 2004. We intend to pay benefit claims as they become due. For the nine months ended September 30, 2004, $93,876 of other post employment benefits has been paid.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR WORKERS’ COMPENSATION:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2004
Service cost	$1,068	$1,012	$3,205	$3,037	$11,446	$34,338
Interest cost	3,120	3,412	9,360	10,237	2,068	6,203
Expected return on plan assets	—	(50)	—	(150)	—	—
Amortization of actuarial gain	(5,642)	(6,112)	(16,928)	(18,338)	—	—
Legal and administrative costs	675	525	2,025	1,575	609	1,826

Net periodic (benefit)cost	$(779)	$(1,213)	$(2,338)	$(3,639)	$14,123	$42,367

As previously disclosed in its financial statements for the year ended December 31, 2003, CONSOL Energy does not expect to contribute to the CWP plan in 2004. We intend to pay benefit claims as they become due. For the nine months ended September 30, 2004, $8,778 of CWP benefits have been paid.

CONSOL Energy’s workers’ compensation liabilities are unfunded, and benefit claims are paid as they become due. For the nine months ended September 30, 2004, $38,406 of workers’ compensation benefits have been paid.

CONSOL Energy also has expensed $10,596 related to workers’ compensation for the nine months ended September 30, 2004 for various state administrative fees and surety bond premiums. The state administrative fees are paid to various states for the right to self-insure workers’ compensation claims.

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions, including a discount rate of 6% and a future health care trend rate of 10% per annum, declining to 4.75% per annum in 2010. CONSOL Energy believes this change was preferable since it aligns the accounting with the Company’s accounting for its other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with the Company’s industry peers, the majority of which record workers’ compensation liability on a discounted basis.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Prior to the change, CONSOL Energy recorded its workers’ compensation liability on an undiscounted basis. The liability represented the estimated liability for claims that had been filed with a third party administrator and an estimate representing an incurred but not reported claim liability. The total expense related to workers’ compensation for the three and nine months ended September 30, 2003 was $14,740 and $39,881, respectively. Pro forma net income for the three and nine months ended September 30, 2003 would have been a loss of $8,337 and income of $5,680, respectively, had the change in accounting for workers’ compensation costs occurred at the beginning of 2003, assuming total workers’ compensation expense of $2,442 and $7,141, respectively, for those periods. Pro forma net income per basic common share and pro forma net income per diluted common share for the three months and nine months ended September 30, 2003 would have been a loss of $0.10 and income of $0.07, respectively.

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

NOTE 7—RESTRUCTURING COSTS:

In December 2003, CONSOL Energy reduced corporate overhead costs by eliminating approximately 100 selling, general and administrative and other positions within the Company. The restructuring of the corporate overhead was a result of developments in CONSOL Energy’s business, including operating fewer mines than have been operated in the past, the sale of non-core business assets and de-emphasizing coal exports. At that time, restructuring charges of $3,606 were recognized representing estimated severance costs related to the workforce reduction. At December 31, 2003, approximately 75%, or $2,720, of the employee termination benefits related to the program had been paid. The remaining restructuring obligation is recorded as Other Accrued Liabilities. Cash payments for the three and nine months ended September 30, 2004 were $60 and $886, respectively. There were no other adjustments made to the restructuring liability in the three or nine months ended September 30, 2004. The restructuring liability was fully paid at September 30, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

NOTE 8—INCOME TAXES:

The following is a reconciliation stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Nine Months Ended September 30,
	2004		2003
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$15,952	35.0%	$(4,967)	35.0%
Excess tax depletion	(12,257)	(26.9)%	(19,698)	138.8%
Effect from sale of foreign companies	(5,319)	(11.7)%	—	—
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	(2,665)	(5.9)%	—	—
Net Effect of state tax	3,269	7.2%	(585)	4.1%
Net Effect of foreign tax	(1,188)	(2.6)%	2,943	(20.7)%
Other	244	0.6%	63	(0.4)%

Income Tax Benefit / Effective Rate	$(1,964)	(4.3)%	$(22,244)	156.8%

The effective tax rate for the nine months ended September 30, 2004 was calculated using the combination of an annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of CONSOL Energy’s wholly owned foreign companies. The effective rate is sensitive to changes in annual profitability, percentage depletion and the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The 2003 income tax benefit was determined using a discrete tax calculation for the nine months ended September 30, 2003. An annual effective rate was not applied to the nine-month results due to the sensitivity of the rate to small changes in forecasted income. In addition, the provision for income taxes is adjusted at the time the tax returns are filed to reflect changes in previously estimated amounts. These adjustments decreased income tax expense by $3,011 and $1,128 for the nine months ended September 30, 2004 and 2003, respectively. These adjustments are included in Net Effect of foreign tax and Effect from sale of foreign companies for nine months ended September 30, 2004 and Other for the nine months ended September 30, 2003.

NOTE 9—INVENTORIES:

The components of inventories consist of the following:

	September 30, 2004	December 31, 2003
Coal	$28,958	$28,362
Merchandise for resale	24,771	21,407
Supplies	56,680	53,589

Total Inventories	$110,409	$103,358

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

September 30, 2004

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

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $583 and $1,822 for the three and nine months ended September 30, 2004, respectively. Costs associated with the receivables facility totaled $428 and $691 for the three and nine months ended September 30, 2003, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in 2006.

At September 30, 2004 and December 31, 2003, eligible accounts receivable totaled approximately $122,400 and $108,600, respectively. The subordinated retained interest at September 30, 2004 and December 31, 2003 was approximately $20,100 and $600, respectively. Accounts receivable totaling $102,300 and $108,000 were removed from the consolidated balance sheet at September 30, 2004 and December 31, 2003, respectively. CONSOL Energy reduced its accounts receivable securitization program utilization by $5,700 in the nine months ended September 30, 2004. This reduction is included in cash flows from operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2004 were a discount rate of 2.39% and an estimated life for eligible accounts receivable of 33 days. At September 30, 2004 an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $27 and $54, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 11—PROPERTY, PLANT AND EQUIPMENT:

	September 30, 2004	December 31, 2003
Coal properties and surface lands	$1,453,040	$1,006,345
Mineral Interests	775,441	778,934
Plant & equipment	3,113,299	3,487,219
Mine development	401,293	363,912
Airshafts	668,311	637,620

Total Gross	6,411,384	6,274,030
Less: Accumulated depreciation, depletion and amortization	3,250,075	3,212,523

Total net property, plant and equipment	$3,161,309	$3,061,507

Leased coal interest and advance mining royalties, previously reported separately on the balance sheet as intangible assets, are reflected as mineral interests within property, plant and equipment in accordance with Emerging Issues Task Force Issue No. 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

NOTE 12—DEBT:

On June 30, 2004, CONSOL Energy completed a $600,000 senior secured credit facility to replace a previous facility of $266,750. The facility consists of a five-year $400,000 revolving credit facility and a six-year $200,000 Tranche B credit-linked deposit facility. Borrowings under the facility are secured by nearly all of the assets of the Company. Collateral has been provided to the banks and is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds maturing in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007.

Funds may be borrowed under the revolving credit facility for periods of 1 to 180 days depending on the interest rate method chosen by CONSOL Energy. Interest is based, at its option, upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread, which is dependent on CONSOL Energy’s credit rating. Borrowings under the facilities will be used for general corporate purposes of CONSOL Energy and its subsidiaries, including working capital, capital expenditures and letter of credit needs. Cash collateralized letters of credit issued before the senior credit facility have been reissued under the Tranche B facility and $190,000 of restricted cash that previously served as collateral for the issuance of the letters of credit was released. The released cash was used to pay down short-term debt.

The $600,000 senior credit facility agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.83 to 1.0 at September 30, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 9.56 to 1.0 at September 30, 2004. The facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $450,000, $550,000 and $550,000 for the twelve months ended December 31, 2004, 2005 and 2006, respectively. For each fiscal year thereafter, the limit is $400,000. At September 30, 2004, the revolving credit facility had $45,000 of borrowings outstanding and $74,264 of letters of credit outstanding, leaving $280,736 of capacity available for borrowings and the issuance of letters of credit. At September 30, 2004, the Tranche B credit-linked deposit facility had $200,000 of letters of credit outstanding and CONSOL Energy has reached the Tranche B credit-linked deposit facility’s capacity for issuance of letters of credit.

NOTE 13—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 24,600 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, conveyor belt and steel framework on which the belt travels. Repairs took several weeks to complete and total estimated costs are approximately $7,000, net of expected insurance recovery of approximately $2,800. Costs incurred in the nine months ended September 30, 2003 were $6,500 and are primarily reflected in cost of goods sold and other charges, and the expected insurance recovery for damages is reflected in other receivables. Longwall coal production, which accounts for the majority of coal normally produced at the mine, resumed on February 10, 2003.

CONSOL Energy has filed insurance claims related to the damage incurred by this fire including claims under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty. To date, no payments with respect to the Mine 84 fire have been received. No benefit for business interruption recovery have been recorded to date.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire was estimated to be approximately $20,000, net of expected insurance recovery of approximately $25,000. Costs to the Company are primarily reflected in the 2003 cost of goods sold and other charges, $20,033 of which is included in the nine months ended September 30, 2003, and expected insurance recovery for damages was reflected in other receivables. Insurance payments for damages of $25,000 have been received by CONSOL Energy as of September 30, 2004. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March 2004.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

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

CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition. The fair values of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements at September 30, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Guarantee	Term	Maximum Payments
Reclamation Surety Bonds (a)	Various	$264,688
Workers’ Compensation Surety Bonds (b)	Various	186,678
1992 Benefit Plan Letter of Credit (c)	10/2002 -10/2004	155,484
Gas Sales Agreements (d)	Various	130,213
Ohio Power Company (e)	6/1993 -6/2006	107,310
Longwall Lease Agreements (f)	Various	85,601
Workers’ Compensation Letters of Credit (g)	Various	76,998
Federal Black Lung Surety Bonds (h)	Various	65,800
Ginger Hills Synfuels, LLC (i)	1/2003 -12/2007	51,060
Ohio Valley Electric Corporation (j)	5/2000 -12/2006	47,414
1992 Benefit Plan Surety Bond (k)	8/1999 -8/2005	46,569
Gas Hedging Agreements (l)	Various	27,396
Monongahela Power (m)	3/1969 -12/2005	27,734
Travelers Casualty & Surety Co. (n)	1/2004 -1/2005	19,214
West Penn Power Company (o)	7/1967 -12/2004	11,900
Environmental Liabilities Letters of Credit (p)	Various	10,855
Miscellaneous Surety Bonds (q)	Various	9,210
Ontario Power Generation, Inc. (r)	1/2005 -12/2006	7,275
Zurich American Insurance (s)	11/2003 -11/2004	7,000
Duke Energy Corporation (t)	2/2003 -12/2004	3,581
Key Corp Leasing (u)	7/2001 -12/2011	2,851
Ontario Power Generation, Inc. (v)	1/2004 -12/2006	2,794
The Cincinnati Gas & Electric Co. (w)	1/2005 -12/2005	2,625
Court Bonds (x)	Various	2,527
Ontario Power Generation, Inc. (y)	10/2003 -12/2004	1,890
Hooks Industrial (z)	2/2004 -2/2005	1,800
Reliant Energy (aa)	12/2002 -12/2005	1,575
Centimark Corp. (bb)	8/2000 -7/2008	1,176
Orion Power (cc)	12/2003 -12/2006	800
Marathon Ashland Petroleum LLC (dd)	4/2004 -4/2005	750
Ontario Power Generation, Inc. (ee)	10/2003 -12/2004	666
Orion Power (ff)	12/2002 -12/2005	635
Highmark Life & Casualty (gg)	5/2003 -5/2005	500
Travelers Casualty & Surety Co. (hh)	4/2004 -4/2005	450
Lumbermens Mutual (ii)	10/2003 -11/2004	253
Allegheny Energy Supply Co. (jj)	3/2004 -3/2005	152
LABAR Co. (kk)	4/1999 -3/2005	63
Henry Berdine (ll)	4/2004 -4/2005	9

Total Guarantees		$1,361,297

(a)	A number of CONSOL Energy subsidiaries have obtained surety bonds related to reclamation and subsidence obligations, which guarantee the performance of these obligations related to reclamation and subsidence.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

(b)	CONSOL Energy and its subsidiaries, at various times throughout the year, have obtained surety bonds related to workers’ compensation obligations. These bonds are necessary because CONSOL Energy is self insured for workers’ compensation. The bonds will be called if CONSOL Energy or any of its subsidiaries fails to pay workers’ compensation claims.

(c)	On October 15, 2002, a subsidiary of CONSOL Energy arranged for the issuance of a letter of credit for the benefit of the 1992 Benefit Plan. This letter of credit will be drawn upon if the subsidiary fails to pay the claims related to this plan.

(d)	Certain subsidiaries of CONSOL Energy have entered into gas sales agreements in which CONSOL Energy guarantees the delivery of a specific quantity of fixed price gas for the duration of the contract. These agreements include the following:

1. CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement with CONOCO/Phillips Inc. that guarantees the physical delivery of CNX Gas Company LLC production through December 31, 2005. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this sales agreement, up to $60,000.

2. CONSOL Energy has an agreement with Dominion Field Services to guarantee any unpaid obligations of CNX Gas Company LLC and Greene Energy, subsidiaries of CONSOL Energy, pursuant to their gas sales agreements with Dominion Field Services. The maximum undiscounted future payments required pursuant to the agreement to be made by these subsidiaries at September 30, 2004 are as follows: (a) CNX Gas Company LLC—$36,000, and (b) Greene Energy—$3,000.

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

5. CNX Gas Company LLC, a subsidiary of CONSOL Energy, has an agreement dated September 30, 2004 with Baltimore Gas and Electric Company (BGE) that guarantees the prompt and complete payment of all obligations and amounts owed to BGE related to the purchase and/or sale of natural gas. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this agreement, up to $3,000. The guaranty will continue in force until thirty days prior written notice is given by CONSOL Energy.

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

7. CONSOL Energy is the guarantor of the agreement dated April 14, 2004 between CNX Gas Company LLC and Columbia Gas Transmission Corp., relating to the transportation of natural gas or

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

other services rendered and to be rendered on present or future orders on credit from Columbia Gas Transmission Corp. CONSOL Energy has guaranteed any unpaid obligations of CNX Gas Company LLC related to this agreement, in an amount of $535 per month from May 2004-October 2004, or approximately $3,213. The guaranty shall continue in full force and effect until April 14, 2005, and year-to-year thereafter unless terminated at any time by CONSOL Energy.

(e)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated June 3, 1993 between several of its subsidiaries and Ohio Power Company. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from the Coal Supply Agreement.

(f)	CONSOL Energy’s subsidiaries have entered into various longwall equipment leases. CONSOL Energy is the guarantor of these agreements and promises full and timely payment to the lessors if the subsidiaries should fail to perform the obligations of the agreements. The individual guarantees are as follows: CG Commercial/GESF-F Inc. $24,234; PNC Leasing, LLC $22,371; LaSalle National Leasing Corp. $17,552; Orix Financial Services $12,257; U.S. Bancorp $9,187.

(g)	CONSOL Energy and its subsidiaries obtained the issuance of various letters of credit related to CONSOL Energy’s self-insurance program for workers’ compensation. If CONSOL Energy, or any of these subsidiaries, fails to pay the workers’ compensation claims, the beneficiary will draw on the letter of credit. At September 30, 2004, the individual guarantees are as follows: WestVirginia Workers’ Compensation Division $50,477; Illinois Industrial Commission $10,225; Old Republic Insurance $6,403; Commonwealth of Kentucky $5,443; Travelers Casualty & Surety Company $3,000; U.S. Department of Labor $2,150; Maryland Workers’ Compensation Commission $100.

(h)	CONSOL Energy and its subsidiaries have obtained surety bonds related to coal workers’ pneumoconiosis (CWP). These bonds are necessary as a result of CONSOL Energy being self insured for coal workers’ pneumoconiosis, and will be called if CONSOL Energy or any of its subsidiaries fails to pay coal workers’ pneumoconiosis claims.

(i)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 15, 2003 between one of its subsidiaries and Ginger Hill Synfuels, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary with respect to this Coal Supply Agreement.

(j)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated May 22, 2000 between several of its subsidiaries and Ohio Valley Electric Corporation. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

(k)	On August 27, 1999, a subsidiary of CONSOL Energy obtained a surety bond related to the 1992 Benefit Plan obligations. This surety bond will be drawn upon if the subsidiary fails to pay the claims related to this plan.

(l)	CONSOL Energy has entered into various swap agreements that cover the gas derivative hedging activity of CNX Gas Company LLC. The parties to the individual agreements are as follows: Morgan Stanley Capital Group Inc. $23,760; Citibank $3,636.

(m)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated March 1, 1969 between one of its subsidiaries and Monogahela Power. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from the Coal Supply Agreement.

(n)	On January 8, 2004, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Travelers Casualty & Surety Company. This letter of credit is to serve as collateral for certain surety bonds and will be drawn upon if CONSOL Energy fails to make the payments related to these bonds.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

(o)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated July 3, 1967 between several of its subsidiaries and West Penn Power Company. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this agreement.

(p)	CONSOL Energy and its subsidiaries obtained the issuance of various letters of credit related to CONSOL Energy’s environmental liabilities. Should CONSOL Energy, or any of these subsidiaries, fail to perform the obligations related to these projects, the guarantee will draw on the letter of credit. The individual guarantees are as follows: Pennsylvania Department of Protection $5,099; Pennsylvania Department of Transportation $5,000; Commonwealth of Kentucky $709; Commonwealth of Virginia $47.

(q)	Several subsidiaries of CONSOL Energy have issued miscellaneous surety bonds, primarily water quality bonds and road bonds. CONSOL Energy guarantees the performance of these obligations by its subsidiaries.

(r)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 1, 2005 between several of its subsidiaries and Ontario Power Generation, Inc. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from the Coal Supply Agreement.

(s)	On November 19, 2003, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Zurich American Insurance Company. Zurich American processes and pays insurance claims and then bills CONSOL Energy for reimbursement. This letter of credit will be drawn upon if CONSOL Energy fails to reimburse Zurich American for these payments.

(t)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated February 1, 2003 between several of its subsidiaries and Duke Energy Corporation. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from this Coal Supply Agreement.

(u)	A CONSOL Energy subsidiary entered into an agreement on July 1, 2001 with Key Corp. Leasing to lease open top coal hopper railcars. CONSOL Energy is the guarantor of this agreement and promises prompt and full payment to Key Corp. Leasing upon the failure of the subsidiary to satisfy the obligations of the agreement.

(v)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 1, 2004 between one of its subsidiaries and Ontario Power Generation, Inc. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of its subsidiary arising from this agreement.

(w)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated January 1, 2005 between one of its subsidiaries and The Cincinnati Gas & Electric Co. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from the Coal Supply Agreement.

(x)	Several subsidiaries of CONSOL Energy have issued court bonds related to court proceedings in which they are involved. These bonds would be called if any of the subsidiaries file bankruptcy while the proceedings still exist and are unresolved. The bonds will be released by the court when the proceedings conclude.

(y)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated October 1, 2003 between several of its subsidiaries and Ontario Power Generation, Inc. Under this agreement, CONSOL Energy guarantees full and timely performance of all obligations of its subsidiaries arising from the Coal Supply Agreement.

(z)	On February 27, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Hooks Industrial. This letter of credit is related to pending litigation and will be drawn upon if the court does not rule in favor of the CONSOL Energy subsidiary.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

(aa)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Reliant Energy Mid-Atlantic Power Holdings, LLC. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this Coal Supply Agreement.

(bb)	A subsidiary of CONSOL Energy entered into an agreement to lease office space from Centimark Corporation on August 1, 2000. In connection with this agreement, CONSOL Energy guarantees full and timely performance of all obligations of the subsidiary to Centimark, in relation to this lease agreement.

(cc)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 22, 2003 between several of its subsidiaries and Orion Power MidWest, L.P. Under this agreement, CONSOL Energy guarantees the full and faithful performance of all obligations of these subsidiaries with respect to this agreement.

(dd)	On April 28, 2004, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Marathon Ashland Petroleum LLC. This letter of credit is to serve as collateral for a purchase agreement entered into between CONSOL Energy and Marathon Ashland Petroleum LLC. This letter of credit will be called upon if CONSOL Energy fails to perform its obligation.

(ee)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated October 1, 2003 between several of its subsidiaries and Ontario Power Generation, Inc. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this agreement.

(ff)	CONSOL Energy is the guarantor of the Coal Supply Agreement dated December 17, 2002 between several of its subsidiaries and Orion Power MidWest, LP. Under this agreement, CONSOL Energy guarantees the full and timely performance of all obligations of these subsidiaries with respect to this agreement.

(gg)	On May 1, 2003, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Highmark Life and Casualty to support medical payments under various CONSOL Energy medical benefit programs. CONSOL Energy and its subsidiaries are self-insured for obligations under these programs. Highmark processes and pays claims under the CONSOL Energy medical benefits programs and then bills CONSOL Energy for reimbursement. The letter of credit will be drawn upon if CONSOL Energy or its subsidiary fails to reimburse Highmark for these payments.

(hh)	On April 27, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Travelers Casualty and Surety Company. This letter of credit is to serve as 50% collateral for a Supersedeas bond for a Warn Act notice lawsuit. This letter of credit will be called upon if the subsidiary fails to fulfill the obligation of the required court bond.

(ii)	On October 30, 2003, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Lumbermens Mutual. Lumbermens Mutual processes and pays insurance claims and then bills CONSOL Energy, which is self-insured, for reimbursement. The letter of credit will be drawn upon if CONSOL Energy fails to reimburse Lumbermens Mutual for these payments.

(jj)	On March 3, 2004, CONSOL Energy obtained the issuance of a letter of credit for the benefit of Allegheny Energy Supply Co. This letter of credit is related to an expansion of the Buchanan Generation substation, which is a joint venture project between CONSOL Energy and Allegheny Energy Supply. Allegheny Energy Supply, which owns the substation, may be liable to American Electric Power for additional taxes because of the increase in the assessed asset value of the substation. This letter of credit represents CONSOL Energy’s 50% portion of any additional taxes due and will be drawn upon if Allegheny Energy Supply is forced to reimburse American Electric Power for these additional taxes.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

(kk)	On April 1, 1999, a subsidiary of CONSOL Energy entered into an agreement with Alaska Supply Chain Integrators (ASCI) to lease warehouse space from LABAR Co. CONSOL Energy guarantees prompt payment of all amounts due under the lease in the event of default by the subsidiary.

(ll)	On April 2, 2004, a subsidiary of CONSOL Energy obtained the issuance of a letter of credit for the benefit of Henry Berdine. This letter of credit is related to a court order for reclamation work related to water loss. CONSOL Energy is the guarantor of this obligation and promises prompt and full payment to Henry Berdine if the subsidiary fails to satisfy the obligation.

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.

Restricted Cash: The carrying amount reported in the December 31, 2003 balance sheet for restricted cash approximated its fair value. Restricted cash was invested in highly liquid securities to support requirements of long-term letters of credit.

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

Capital Leases: At December 31, 2003, the fair values of capital leases are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements. There were no outstanding balances owed under capital leases at September 30, 2004.

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	September 30, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12,629	$12,629	$6,513	$6,513
Restricted cash	$—	$—	$190,918	$190,918
Short-term notes payable	$(45,000)	$(45,000)	$(68,760)	$(68,760)
Long-term debt	$(428,483)	$(464,437)	$(490,504)	$(512,215)
Capital Leases	$—	$—	$(4,738)	$(4,742)

NOTE 15—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and nine months ended September 30, 2004, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork and Mine 84. For the three and nine months ended September 30, 2004, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three and nine months ended September 30, 2004, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes the Company’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to individual mines. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The segment information presented for prior periods has been restated to be consistent with the information presented for the current period.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Industry segment results for the three months ended September 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$331,802	$50,397	$62,603	$28,046	$472,848	$118,229	$26,661	$—	$617,738
Freight—outside	—	—	—	21,232	21,232	—	—	—	21,232
Intersegment transfers	—	—	—	—	—	870	23,917	(24,787)	—

Total Sales and Freight	$331,802	$50,397	$62,603	$49,278	$494,080	$119,099	$50,578	$(24,787)	$638,970

Earnings (Loss) Before Income Taxes	$(10,256)	$(2,387)	$(187)	$(22,088)	$(34,918)	$28,731	$(7,647)	$(4,532)	$(18,366	)(A)

Segment asset					$2,748,904	$684,719	$206,563	$527,393	$4,167,579	(B)

Depreciation, depletion and amortization					$51,307	$8,383	$3,325	$—	$63,015

Capital Expenditures					$70,703	$22,248	$1,546	$—	$94,497

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $(225) and $(331) for Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $20,189 and $26,350 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended September 30, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$295,809	$48,164	$67,551	$30,658	$442,182	$50,707	$18,682	$—	$511,571
Freight—outside	—	—	—	27,329	27,329	—	—	—	27,329
Intersegment transfers	—	—	—	—	—	708	21,745	(22,453)	—

Total Sales and Freight	$295,809	$48,164	$67,551	$57,987	$469,511	$51,415	$40,427	$(22,453)	$538,900

Earnings (Loss) Before Income Taxes	$18,985	$(1,881)	$(1,789)	$(39,897)	$(24,582)	$17,215	$(4,797)	$(6,236)	$(18,400	)(C)

Segment asset					$2,844,990	$534,995	$189,323	$732,030	$4,301,338	(D)

Depreciation, depletion and amortization					$48,498	$9,340	$3,278	$—	$61,116

Capital Expenditures					$58,106	$15,930	$1,510	$—	$75,546

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of $(792), $(217) and $1,525 for Other Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $39,599, $17,647 and $28,759 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Industry segment results for the nine months ended September 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,062,921	$163,021	$185,215	$73,265	$1,484,422	$271,876	$75,903	$—	$1,832,201
Freight—outside	—	—	—	82,275	82,275	—	164	—	82,439
Intersegment transfers	—	—	—	—	—	2,654	73,401	(76,055)	—

Total Sales and Freight	$1,062,921	$163,021	$185,215	$155,540	$1,566,697	$274,530	$149,468	$(76,055)	$1,914,640

Earnings (Loss) Before Income Taxes	$67,211	$(542)	$1,658	$(78,656)	$(10,329)	$96,374	$(3,040)	$(37,428)	$45,577	(E)

Segment asset					$2,748,904	$684,719	$206,563	$527,393	$4,167,579	(F)

Depreciation, depletion and amortization					$150,012	$24,183	$10,015	$—	$184,210

Capital Expenditures					$238,783	$57,552	$2,759	$—	$299,094

(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(521) and $(697) for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $20,189 and $26,350 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Industry segment results for the nine months ended September 30, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$899,549	$145,721	$188,436	$85,549	$1,319,255	$153,232	$56,879	$—	$1,529,366
Sales—related party	—	1,267	102	—	1,369	—	—	—	1,369
Freight—outside	—	—	—	84,791	84,791	—	146	—	84,937
Freight—related party	—	—	—	562	562	—	—	—	562
Intersegment transfers	—	—	—	—	—	2,493	68,611	(71,104)	—

Total Sales and Freight	$899,549	$146,988	$188,538	$170,902	$1,405,977	$155,725	$125,636	$(71,104)	$1,616,234

Earnings (Loss) Before Income Taxes	$81,281	$(163)	$9,080	$(114,824)	$(24,626)	$50,472	$(16,017)	$(24,020)	$(14,191	)(G)

Segment asset					$2,844,990	$534,995	$189,323	$732,030	$4,301,338	(H)

Depreciation, depletion and amortization					$147,248	$27,963	$8,904	$—	$184,115

Capital Expenditures					$140,853	$42,842	$2,571	$—	$186,266

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of $(4,223), $(823) and $485 for Other Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $39,599 $17,647 and $28,759 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Segment earnings (loss) before income taxes for total reportable business segments	$(6,187)	$(7,367)	$86,045	$25,846
Segment earnings (loss) before income taxes for all other businesses	(7,647)	(4,797)	(3,040)	(16,017)
Incentive compensation	4,883	4,093	(10,464)	—
Compensation from restricted stock unit grants	(429)	—	(715)	—
Other post employee benefit curtailment gain	—	—	3,454	—
Interest income (expense), net and other non-operating activity	(8,986)	(10,329)	(29,703)	(24,020)

Earnings (Loss) Before Income Taxes	$(18,366)	$(18,400)	$45,577	$(14,191)

	September 30,
	2004	2003
Total Assets:
Segment assets for total reportable business segments	$3,433,623	$3,379,985
Segment assets for all other businesses	206,563	189,323
Items excluded from segment assets:
Cash and other investments	13,169	170,488
Restricted Cash	—	918
Deferred tax assets	486,771	522,466
Recoverable income taxes	24,418	35,141
Intangible asset—overfunded pension plan	468	55
Bond issuance costs	2,567	2,962

Total Consolidated Assets	$4,167,579	$4,301,338

NOTE 16—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$597,093	$20,645	$—	$617,738
Freight—Outside	—	21,232	—	—	21,232
Other Income (including equity earnings)	(6,608)	14,968	4,757	7,789	20,906

Total Revenue and Other Income	(6,608)	633,293	25,402	7,789	659,876
Cost of Goods Sold and Other Operating Charges	(25)	506,221	48,986	(32,421)	522,761
Intercompany Activity	(73)	(11,551)	(21,624)	33,248	—
Freight Expense	—	21,232	—	—	21,232
Selling, General and Administrative Expense	—	17,942	249	—	18,191
Depreciation, Depletion and Amortization	1,489	61,274	252	—	63,015
Interest Expense	4,756	1,505	10	—	6,271
Taxes Other Than Income	788	45,589	395	—	46,772

Total Costs	6,935	642,212	28,268	827	678,242

Earnings (Loss) Before Income Taxes	(13,543)	(8,919)	(2,866)	6,962	(18,366)
Income Tax Expense (Benefit)	(1,969)	(3,820)	(1,003)	—	(6,792)

Net Income (Loss)	$(11,574)	$(5,099)	$(1,863)	$6,962	$(11,574)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Balance Sheet at September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$8,596	$342	$3,691	$—	$12,629
Accounts and Notes Receivable:
Trade	—	513	114,512	—	115,025
Other	4,115	57,597	3,270	—	64,982
Inventories	206	84,831	25,372	—	110,409
Deferred Income Taxes	136,392	—	—	—	136,392
Recoverable Income Taxes	24,418	—	—	—	24,418
Prepaid Expenses	13,596	23,123	502	—	37,221

Total Current Assets	187,323	166,406	147,347	—	501,076
Property, Plant and Equipment:
Property, Plant and Equipment	99,430	6,286,871	25,083	—	6,411,384
Less-Accumulated Depreciation, Depletion and Amortization	51,490	3,178,729	19,856	—	3,250,075

Property, Plant and Equipment—Net	47,940	3,108,142	5,227	—	3,161,309
Other Assets:
Deferred Income Taxes	350,379	—	—	—	350,379
Investment in Affiliates	1,519,937	29,393	—	(1,502,791)	46,539
Other	24,550	83,684	42	—	108,276

Total Other Assets	1,894,866	113,077	42	(1,502,791)	505,194

Total Assets	$2,130,129	$3,387,625	$152,616	$(1,502,791)	$4,167,579

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$100,092	$23,383	$18,056	$—	$141,531
Accounts Payable (Recoverable)- Related Parties	1,150,753	(1,262,261)	111,508	—	—
Short-Term Notes Payable	45,000	—	—	—	45,000
Current Portion of Long-Term Debt	—	3,831	—	—	3,831
Other Accrued Liabilities	83,644	457,561	4,185	—	545,390

Total Current Liabilities	1,379,489	(777,486)	133,749	—	735,752
Long-Term Debt:	248,468	176,184	—	—	424,652
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,517,697	—	—	1,517,697
Pneumoconiosis Benefits	—	431,056	—	—	431,056
Mine Closing	—	306,481	—	—	306,481
Workers’ Compensation	40	135,016		—	135,056
Deferred Revenue	—	54,311	—	—	54,311
Salary Retirement	60,398	14	—	—	60,412
Reclamation	—	6,495	—	—	6,495
Other	56,649	53,384	549	—	110,582

Total Deferred Credits and Other Liabilities	117,087	2,504,454	549	—	2,622,090
Stockholders’ Equity	385,085	1,484,473	18,318	(1,502,791)	385,085

Total Liabilities and Stockholders’ Equity	$2,130,129	$3,387,625	$152,616	$(1,502,791)	$4,167,579

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(82,416)	$90,240	$(128)	$—	$7,696

Cash Flows from Investing Activities:
Capital Expenditures	$(2,993)	$(91,504)	$—	$—	$(94,497)
Investment in Equity Affiliates	—	(10)	(171)	—	(181)
Other Investing Activities	—	1,576	271	—	1,847

Net Cash (Used in) Provided by Investing Activities	$(2,993)	$(89,938)	$100	$—	$(92,831)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$45,000	$—	$—	$—	$45,000
Payments on Long-Term Notes	—	—	—	—	—
Dividends Paid	(12,637)	—	—	—	(12,637)
Withdrawal from Restricted Cash	918	—	—	—	918
Other Financing Activities	4,552	(197)	—	—	4,355

Net Cash Provided by (Used in) Financing Activities	$37,833	$(197)	$—	$—	$37,636

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended September 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$495,727	$15,844	$—	$511,571
Freight—Outside	—	27,329	—	—	27,329
Other Income (including equity earnings)	(1,039)	7,608	2,894	3,797	13,260

Total Revenue and Other Income	(1,039)	530,664	18,738	3,797	552,160
Cost of Goods Sold and Other Operating Charges	(810)	420,593	25,942	(30,647)	415,078
Intercompany Activity	(51)	(12,271)	(18,577)	30,899	—
Freight Expense	—	27,329	—	—	27,329
Selling, General and Administrative Expense	—	19,489	729	—	20,218
Depreciation, Depletion and Amortization	1,257	59,592	267	—	61,116
Interest Expense	5,179	2,631	226	—	8,036
Taxes Other Than Income	945	37,438	400	—	38,783

Total Costs	6,520	554,801	8,987	252	570,560

Earnings (Loss) Before Income Taxes	(7,559)	(24,137)	9,751	3,545	(18,400)
Income Tax Expense (Benefit)	(1,664)	(12,581)	1,740	—	(12,505)

Net Income (Loss)	$(5,895)	$(11,556)	$8,011	$3,545	$(5,895)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Balance Sheet at December 31, 2003:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended September 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$6,462	$68,856	$2,549	$—	$77,867

Cash Flows from Investing Activities:
Capital Expenditures	$(2,690)	$(72,856)	$—	$—	$(75,546)
Investment in Equity Affiliates	—	(37)	(3,879)	—	(3,916)
Other Investing Activities	—	3,829	—	—	3,829

Net Cash Used in Investing Activities	$(2,690)	$(69,064)	$(3,879)	$—	$(75,633)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(24,999)	$—	$—	$—	$(24,999)
Proceeds from Long-Term Notes	—	—	750		750
Dividends Paid	(11,019)	—	—	—	(11,019)
Proceeds from Issuance of Common Stock	189,552	—	—	—	189,552
Deposit to Restricted Cash	(918)	—	—	—	(918)
Other Financing Activities	337	173	41	—	551

Net Cash Provided by Financing Activities	$152,953	$173	$791	$—	$153,917

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Nine Months Ended September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,771,854	$60,347	$—	$1,832,201
Freight—Outside	—	82,275	164	—	82,439
Other Income (including equity earnings)	164,761	41,497	11,565	(147,148)	70,675

Total Revenue and Other Income	164,761	1,895,626	72,076	(147,148)	1,985,315
Cost of Goods Sold and Other Operating Charges	18,376	1,394,274	138,530	(99,088)	1,452,092
Intercompany Activity	(388)	(39,532)	(66,049)	105,969	—
Freight Expense	—	82,275	164	—	82,439
Selling, General and Administrative Expense	—	52,965	1,086	—	54,051
Depreciation, Depletion and Amortization	4,595	180,702	767	(1,854)	184,210
Interest Expense	17,843	5,718	92	—	23,653
Taxes Other Than Income	2,671	139,457	1,165	—	143,293

Total Costs	43,097	1,815,859	75,755	5,027	1,939,738

Earnings (Loss) Before Income Taxes	121,664	79,767	(3,679)	(152,175)	45,577
Income Tax Expense (Benefit)	(9,250)	8,574	(1,288)	—	(1,964)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	130,914	71,193	(2,391)	(152,175)	47,541
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$130,914	$154,566	$(2,391)	$(152,175)	$130,914

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(143,531)	$334,151	$4,713	$—	$195,333

Cash Flows from Investing Activities:
Capital Expenditures	$(7,688)	$(291,406)	$—	$—	$(299,094)
Investment in Equity Affiliates	—	(506)	(2,286)	—	(2,792)
Other Investing Activities	11,000	7,291	271	—	18,562

Net Cash Provided by (Used in) Investing Activities	$3,312	$(284,621)	$(2,015)	$—	$(283,324)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(20,000)	$—	$—	$—	$(20,000)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(37,811)	—	—	—	(37,811)
Withdrawal from Restricted Cash	190,918	—	—	—	190,918
Other Financing Activities	10,535	(4,535)	—	—	6,000

Net Cash Provided by (Used in) Financing Activities	$143,642	$(49,535)	$—	$—	$94,107

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Income Statement for the Nine Months Ended September 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,480,189	$49,177	$—	$1,529,366
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	84,722	215	—	84,937
Freight—Related Parties	—	562	—	—	562
Other Income (including equity earnings)	35,368	27,960	15,688	(26,763)	52,253

Total Revenue and Other Income	35,368	1,594,802	65,080	(26,763)	1,668,487
Cost of Goods Sold and Other Operating Charges	9,617	1,194,327	112,251	(109,555)	1,206,640
Intercompany Activity	227	(56,474)	(59,876)	116,123	—
Freight Expense	—	85,284	215	—	85,499
Selling, General and Administrative Expense	—	54,883	1,808	—	56,691
Depreciation, Depletion and Amortization	2,792	182,310	867	(1,854)	184,115
Interest Expense	15,365	9,901	736	—	26,002
Taxes Other Than Income	3,079	120,152	1,114	—	124,345
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	31,080	1,589,769	57,115	4,714	1,682,678

Earnings (Loss) Before Income Taxes	4,288	5,033	7,965	(31,477)	(14,191)
Income Tax Expense (Benefit)	(8,533)	(16,499)	2,788	—	(22,244)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	12,821	21,532	5,177	(31,477)	8,053
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	2,900	1,868	—	4,768

Net Income (Loss)	$12,821	$24,432	$7,045	$(31,477)	$12,821

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Nine Months Ended September 30, 2003:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$211,638	$163,942	$(58,611)	$—	$316,969

Cash Flows from Investing Activities:
Capital Expenditures	$(7,993)	$(178,273)	$—	$—	$(186,266)
Investment in Equity Affiliates	—	(251)	(8,375)	—	(8,626)
Other Investing Activities	—	16,372	64,970	—	81,342

Net Cash (Used in) Provided by Investing Activities	$(7,993)	$(162,152)	$56,595	$—	$(113,550)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(202,953)	$—	$—	$—	$(202,953)
Proceeds from Long-Term Notes	—	—	1,757	—	1,757
Proceeds from Issuance of Common Stock	189,552	—	—	—	189,552
Dividends Paid	(33,051)	—	—	—	(33,051)
Deposit to Restricted Cash	(918)	—	—	—	(918)
Other Financing Activities	565	(1,763)	1,993	—	795

Net Cash (Used in) Provided by Financing Activities	$(46,805)	$(1,763)	$3,750	$—	$(44,818)

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by recently issued accounting guidance, CONSOL Energy has recognized the benefits of the Act as of March 8, 2004 by adjusting the three months ended March 31, 2004 net income by approximately $2,200. The benefits of the Act are also recognized as a reduction of other postemployment benefit costs in the three months ended June 30, 2004 and September 30, 2004.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2004

(Dollars in thousands, except per share data)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective December 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after March 15, 2004 for variable interest entities in which an enterprise acquired before February 1, 2003. As of September 30, 2004, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had a net loss of $12 million for the three months ended September 30, 2004 compared to a net loss of $6 million for the three months ended September 30, 2003. Net income for the 2004 period was impaired from the 2003 period due to higher average unit costs, offset, in part, by higher average sales prices for both coal and gas. Higher cost per ton of coal produced was due to increased labor and supply cost per unit and increased Combined Fund premiums. These increases in cost per ton of coal produced were offset, in part, by a reduction in other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period. Higher cost of gas produced was due to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. The increase in average cost per thousand cubic feet of gas sold was also attributable to an increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period. Net income was also impaired due to the decrease in income tax benefits reflected in the 2004 period compared to the 2003 period.

Total coal sales for the three months ended September 30, 2004 were 15.7 million tons of which 15.1 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal. This compares with total coal sales of 15.8 million tons for the three months ended September 30, 2003, of which 15.2 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal. The decrease in tons sold was due primarily to lower production at Enlow Fork Mine, Bailey Mine, Buchanan Mine and Mine 84. Also, CONSOL Energy’s equity affiliate Australian mining operation, Glennies Creek Mine, was sold in February 2004. These decreases in tons sold were offset, in part, by the Loveridge Mine resuming production in March 2004 and increased production at the McElroy Mine. Company produced inventory was 1.0 million tons at September 30, 2004 and was 1.3 million tons at December 31, 2003. CONSOL Energy currently has obligations to deliver 96% of its projected 2004 production.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 8.9% to 13.9 billion cubic feet in the three months ended September 30, 2004 compared with 12.8 billion cubic feet in the three months ended September 30, 2003 period. The increase in sales volumes is primarily due to higher production as a result of additional wells coming on line from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates, and including the effects of derivative transactions, increased 24.4% to $4.95 per thousand cubic feet in the 2004 period compared with $3.98 per thousand cubic feet in the 2003 period. Gas prices for the 2004 period were higher than levels during the 2003 period due to continued concerns about declining North American gas production, as well as increased oil prices and economic recovery increasing demand.

CONSOL Energy restated first quarter 2004 net income by approximately $2.2 million to reflect the recognition of the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with recently issued accounting guidance.

On June 30, 2004, CONSOL Energy completed a $600 million senior secured credit facility to replace the existing $267 million facility. The new facility consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The revolving credit and Tranche B letter of credit facility will be used for general corporate purposes of CONSOL Energy and its subsidiaries, including working capital, capital expenditures and letter of credit needs. Cash collateralized letters of credit issued previously were transferred to the Tranche B facility and the associated $190 million of restricted cash was released. The released cash was used to pay down short-term debt.

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

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Income

Net income changed primarily due to the following items (table in millions):

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$473	$442	$31	7.0%
Produced Gas Sales	69	51	18	35.3%
Purchased Gas Sales	49	—	49	100.0%
Other Sales and Other Income	69	59	10	16.9%

Total Revenue and Other Income	660	552	108	19.6%
Coal Cost of Goods Sold—Produced and Purchased	391	341	50	14.7%
Produced Gas Cost of Goods Sold	28	22	6	27.3%
Purchased Gas Cost of Goods Sold	50	—	50	100.0%
Other Cost of Goods Sold	54	52	2	3.8%

Total Cost of Goods Sold	523	415	108	26.0%
Other	155	155	—	—

Total Costs	678	570	108	18.9%

Earnings (Loss) before Income Taxes	(18)	(18)	—	—
Income Tax Expense (Benefit)	(6)	(12)	6	46.2%

Net Income	$(12)	$(6)	$(6)	(100.0)%

Net loss for the three months ended September 30, 2004 (the 2004 period) was impaired from the three months ended September 30, 2003 (the 2003 period) due to higher average unit costs, offset, in part, by higher average sales prices for both coal and gas. Higher cost per ton of coal produced was due to increased labor and supply cost per unit and increased Combined Fund premiums. These increases in cost per ton of coal produced were offset, in part, by a reduction in other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period. Higher cost of gas produced was due to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline for May 2004 through October 2004 to assure pipeline capacity of our projected production. The increase in average cost per thousand cubic feet of gas sold was also attributable to an increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period. Net income was also impaired due to the decrease in income tax benefits reflected in the 2004 period compared to the 2003 period.

Revenue

Revenue and other income increased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$448	$424	$24	5.7%
Purchased Coal	25	18	7	38.9%
Produced Gas	69	51	18	35.3%
Purchased Gas	49	—	49	100.0%
Industrial Supplies	20	15	5	33.3%
Other	7	4	3	75.0%

Total Sales	618	512	106	20.7%
Freight Revenue	21	27	(6)	(22.2)%
Other Income	21	13	8	61.5%

Total Revenue and Other Income	$660	$552	$108	19.6%

The increase in Company produced coal sales revenue was due to the increase in average sales price per ton during the 2004 period.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.1	15.1	—	—%
Average Sales Price Per Ton	$29.61	$28.14	$1.47	5.2%

The increase in average sales price in 2004 primarily reflects stronger prices negotiated in 2003 and an overall improvement in prices in the eastern coal market for domestic utility, export utility and metallurgical products. Tons sold remained constant in the period-to-period comparison. The Loveridge Mine resumed production in March 2004 and production at the McElroy Mine increased in 2004. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area that would be mined with longwall mining equipment. The fire delayed completion of the development until March 2004. McElroy Mine production increase was due to the second longwall and plant expansion projects being completed during the 2004 period. The increased production at Loveridge and McElroy was offset by lower production at Enlow Fork Mine, Bailey Mine, Buchanan Mine and Mine 84.

The increase in Company purchased coal sales revenue was due to higher average sales price per ton of purchased coal.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.5	0.6	(0.1)	(16.7)%
Average Sales Price Per Ton	$44.91	$30.37	$14.54	47.9%

The increased average sales price is primarily due to some of the purchased coal tons being sold in higher priced export and metallurgical markets. Increased revenue from higher average sales prices were offset slightly due to lower sales volumes in the 2004 period compared to the 2003 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	13.9	12.8	1.1	8.6%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$4.95	$3.97	$0.98	24.7%

We believe that the 2004 gas market price increases were largely driven by continued concerns about declining North American gas production, as well as increased oil prices and the economic recovery which resulted in greater electricity use in our principal markets. CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In the 2004 period, these cash flow hedges represented 26% of our produced sales volumes at an average price of $4.82 per thousand cubic feet. We intend these transactions to cover approximately 27% of our current 2004 estimated produced sales volumes at an average price of $5.02 per thousand cubic feet. CONSOL Energy sold 86% of its gas sales volumes in the three months ended September 30, 2004 under fixed price contracts at an average price of $4.85 per thousand cubic feet compared to 87% of its gas sales volumes under fixed price contracts in the three months ended September 30, 2003 at an average of $3.86 per thousand cubic feet. Higher sales volumes in the 2004 period were a result of wells coming on line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased prices.

Due to the anticipated curtailment in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the Columbia Gas Transmission Corporation’s interstate gas pipeline, CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline. The firm transportation arrangement covered the May 2004 through October 2004 period and assured pipeline capacity of our projected production. In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	8.5	—	8.5	100.0%
Average Sales Price Per thousand cubic feet	$5.83	—	$5.83	100.0%

CONSOL Energy believes that it will be necessary to purchase firm transportation guarantees of capacity in the future as a result of increased capacity demands on the Columbia pipeline.

The increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and increased average sales price.

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

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$9	$2	$7	350.0%
Other miscellaneous	12	11	1	9.1%

Total other income	$21	$13	$8	61.5%

The gain on sale of assets in the 2004 period is primarily related to the sale of coal leases, conveyance of associated surface property, the transfer of related mining permits and the related liabilities for a location in southern West Virginia that resulted in a pre-tax gain of approximately $7 million.

Other miscellaneous income increased $1 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$368	$323	$45	13.9%
Purchased Coal	23	18	5	27.8%
Produced Gas	28	22	6	27.3%
Purchased Gas	50	—	50	100.0%
Industrial Supplies	27	15	12	80.0%
Closed and Idle Mines	17	18	(1)	(5.6)%
Other	10	19	(9)	(47.4)%

Total Cost of Goods Sold	$523	$415	$108	26.0%

Increased cost of goods sold and other charges for company produced coal was due mainly to an increase in cost per unit of produced coal sold.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.1	15.1	—	—
Average Cost of Goods Sold and Other Charges Per Ton	$24.27	$21.46	$2.81	13.1%

Average cost of goods sold and other charges per ton for company produced coal increased in the 2004 period compared to the 2003 period. The increase in average cost per ton was due primarily to higher maintenance, labor and supply costs per unit. Increased supply costs were related to the impact of higher costs of materials, especially metal products, used in the mining process experienced in the 2004 period compared to the 2003 period. Increased labor and supply costs were also related to additional continuous miner shifts in the 2004 period. Continuous mining machines are used to mine the coal reserve in such a way that large, rectangular blocks of coal, called panels, are delineated underground in preparation for mining by larger more efficient longwall machines in mines equipped with these systems. Typically, mines attempt to delineate more than one panel in advance so that as the longwall machine completes the extraction of coal in one panel, it can move without delay to another prepared panel. Continuous mining machines are more labor intensive and use more supplies per ton of coal produced than longwall mining systems. Increased average cost per ton was also due to increased Combined Fund premiums related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The increase is approximately $28 million for the plan year beginning October 1, 2003, of which all has been expensed from October 1, 2003 through September 30, 2004. Approximately $7 million of expense was recognized in the 2004 period. CONSOL estimates the additional costs for plan years subsequent to October 1, 2003 will be approximately $2 million per year. Costs for other post-employment benefits were reduced due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Purchased coal cost of goods sold and other charges increased in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.5	0.6	(0.1)	(16.7)%
Average Cost of Goods Sold and Other Charges Per Ton	$42.71	$29.58	$13.13	44.4%

The increase in cost of goods sold and other charges for purchased coal was primarily due to higher average cost per ton of purchased coal sold in the 2004 period compared to the 2003 period. The increase in the average cost of purchased coal is primarily due to increased market price for export and metallurgical coal. The increase in cost of goods sold and other charges was offset, in part, due to a slight decrease in volume of purchased coal sold.

Gas cost of goods sold and other charges increased due to increased average cost per thousand cubic feet sold and increased volumes.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	13.9	12.8	1.1	8.6%
Average Cost Per Thousand Cubic Feet	$2.03	$1.71	$0.32	18.7%

The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.16 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 24.7% increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period. The increase in average cost per thousand cubic feet of gas sold was also attributable to approximately $0.11 increase per thousand cubic feet related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. Gas cost of goods sold and other charges also increased due to the increased volumes sold in the 2004 period as discussed previously.

In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	8.5	—	8.5	100.0%
Average Cost Per thousand cubic feet	$5.88	—	$5.88	100.0%

CONSOL Energy believes that it will be necessary to purchase firm transportation capacity in the future as a result of increased capacity demands on the Columbia pipeline.

Industrial supplies cost of goods sold increased primarily due to higher sales volumes and increased average cost per item sold.

Closed and idle mine costs were $17 million in the 2004 period compared to $18 million in the 2003 period. The $1 million decrease in the 2004 period compared to the 2003 period was due to lower costs related to the idled Rend Lake mine. This decrease in cost was offset, in part, by an increase of approximately $1 million due to the interest component of workers’ compensation expense in the 2004 period. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions.

The decrease in miscellaneous cost of goods sold and other charges reflect the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Loveridge fire loss	$—	$11	$(11)	(100.0)%
Supply Inventory Adjustment	—	3	(3)	(100.0)%
Sales contract buy outs	4	—	4	100.0%
Incentive compensation	5	4	1	25.0%
Miscellaneous other	1	1	—	—

	$10	$19	$(9)	(47.4)%

In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The costs of extinguishing the fire were adjusted in the 2003 period and an additional $11 million was recognized in the three months ended September 30, 2003 attributable to cost of goods sold and other charges. In late December 2002, the mine began the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March 2004.

A $3 million supply inventory adjustment was recognized in the 2003 period.

In the 2004 period, an agreement was made with a customer to release tons committed under lower priced contracts for sale to other customers at higher pricing.

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

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Freight expense	$21	$27	$(6)	(22.2)%

Selling, general and administrative costs have decreased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Wages and salaries	$6	$7	$(1)	(14.3)%
Other post employment benefits	—	1	(1)	(100.0)%
Commissions	2	1	1	100.0%
Other	10	11	(1)	(9.1)%

Total Selling, General and Administrative	$18	$20	$(2)	(10.0)%

Wages and salaries for selling, general and administrative employees have decreased primarily due to the December 2003 reduction of approximately 100 positions. The reduction program was primarily a result of certain changes in CONSOL Energy’s business, including operating fewer mines than had been operated in the past, the sale of non-core businesses and de-emphasizing coal exports.

Costs related to other post employment benefits in the 2004 period have decreased from the 2003 period due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Costs for coal commissions increased due to entering a new sales agreement in the 2004 period that requires commissions to be paid.

Depreciation, depletion and amortization has increased in the 2004 period from the 2003 period.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal	$51	$48	$3	6.3%
Gas:
Production	5	6	(1)	(16.7)%
Gathering	3	3	—	—

Total Gas	8	9	(1)	(11.1)%
Other	4	4	—	—

Total depreciation, depletion and amortization	$63	$61	$2	3.3%

The increase in coal depreciation, depletion and amortization was primarily attributable to higher units-of-production financial depletion related to higher production volumes in the 2004 period compared to the 2003 period and additional depreciation on facilities and equipment placed in service after the 2003 period.

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

Interest expense has decreased in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Long-term debt	$8	$9	$(1)	(11.1)%
Other	(2)	(1)	(1)	(100.0)%

Total Interest Expense	$6	$8	$(2)	(25.0)%

The decrease in interest expense related to long-term debt is attributable to the scheduled long-term debt payment of $45 million in June 2004.

Other interest expense was reduced primarily due to the increase in the amount of interest capitalized in the 2004 period as a result of the higher level of capital projects funded from operating cash flows in the 2004 period.

Taxes other than income increased primarily due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$29	$22	$7	31.8%
Gas	2	2	—	—

Total Production Taxes	31	24	7	29.2%
Other taxes:
Coal	14	14	—	—
Gas	1	—	1	100%
Other	1	1	—	—

Other	16	15	1	6.7%

Total Taxes Other Than Income	$47	$39	$8	20.5%

Increased coal production taxes are primarily due to higher severance and black lung excise taxes attributable to higher average sales price and higher produced coal volumes.

Increased other taxes in the gas segment are due to various miscellaneous taxes, none of which are individually material.

Income Taxes

	2004 Period	2003 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$(18)	$(18)	$—	—
Tax Expense (Benefit)	(7)	(13)	(6)	(46.2)%
Effective Income Tax Rate	37.0%	68.0%	(33.4)%

CONSOL Energy’s effective tax rate is sensitive to changes in the relationship between pre-tax earnings and percentage depletion. The effective rate for the 2003 period was calculated using a discrete period tax calculation due to the projected annual pre-tax earnings being close to zero for the applicable period. See “Note 8—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Income

Net income changed primarily due to the following items (table in millions):

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$1,484	$1,320	$164	12.4%
Produced Gas Sales	206	153	53	34.6%
Purchased Gas Sales	65	—	65	100.0%
Gain on Sale of Glennies Creek	14	—	14	100.0%
Other Sales and Other Income	216	195	21	10.8%

Total Revenue and Other Income	1,985	1,668	317	19.0%
Coal Cost of Goods Sold—Produced and Purchased	1,140	977	163	16.7%
Produced Gas Cost of Goods Sold	76	62	14	22.6%
Purchased Gas Cost of Goods Sold	66	—	66	100.0%
Other Cost of Goods Sold	170	168	2	1.2%

Total Cost of Goods Sold	1,452	1,207	245	20.3%
Other	487	475	12	2.5%

Total Costs	1,939	1,682	257	15.3%

Earnings (Loss) before Income Taxes	46	(14)	60	428.6%
Income Tax Expense (Benefit)	(2)	(22)	(20)	(90.9)%

Earnings Before Cumulative Effect of Change in Accounting Principle	48	8	40	500.0%
Cumulative Effect of Change in Accounting Principle	83	5	78	1,560.0%

Net Income	$131	$13	$118	907.7%

Net income for the 2004 period improved due to increased coal and gas production and increased average sales prices for both coal and gas. The higher net income was also due to the gain on sale of the stock of the Company’s wholly owned subsidiary, CNX Australia Pty Limited, to certain affiliates of AMCI, Inc. In addition, net income for the 2004 period improved due to the cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, the Company recorded its workers’ compensation liability on an undiscounted basis. Under the new method, the Company recorded its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and projected future cost trends. The increase in net income was reduced, in part, by higher cost of goods sold attributable, in part, to higher sales volumes of coal and gas and to higher unit costs of tons of coal and gas produced. Higher cost per ton of coal produced was due mainly to increased Combined Fund premiums and increased maintenance, labor and supply cost per unit. A reduction of expenses was recognized in the 2004 period due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period. Higher cost of gas produced was due to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. The increase in average cost per thousand cubic feet of gas sold was also attributable to an increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the increase in average sales in the 2004 period compared to the 2003 period. Income tax benefits were reduced due mainly to having pre-tax income in the 2004 period compared to a pre-tax loss in the 2003 period.

Revenue

Revenue and other income increased due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$1,424	$1,263	$161	12.7%
Produced Coal—Related Party	—	1	(1)	(100.0)%

Total Produced Coal	1,424	1,264	160	12.7%
Purchased Coal	60	56	4	7.1%
Produced Gas	206	153	53	34.6%
Purchased Gas	65	—	65	100.0%
Industrial Supplies	58	46	12	26.1%
Other	19	11	8	72.7%

Total Sales	1,832	1,530	302	19.7%
Freight Revenue	82	85	(3)	3.5%
Freight Revenue—Related Party	—	1	(1)	(100.0)%

Total Freight Revenue	82	86	(4)	(4.7)%
Other Income	71	52	19	36.5%

Total Revenue and Other Income	$1,985	$1,668	$317	19.0%

The increase in Company produced coal sales revenue was due to the increase in volumes sold and the increase in average sales price per ton during the 2004 period.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	48.6	45.7	2.9	6.3%
Average Sales Price Per Ton	$29.29	$27.65	$1.64	5.9%

The increase in tons sold is due primarily to the Loveridge Mine resuming production in March 2004 and improved production at McElroy and Robinson Run mines. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area that would be mined with longwall mining equipment. The fire delayed completion of the development until March 2004. McElroy production improved due to the completion of a second longwall and plant expansion projects in the 2004 period. The increased production at Loveridge, McElroy and Robinson Run was offset, in part, by lower production at Buchanan and Mine 84. Mine 84 has encountered adverse geological conditions throughout the 2004 period. The increase in average sales price in 2004 primarily reflects higher prices negotiated in 2003 and an overall improvement in prices in the eastern coal market for domestic utility, export utility and metallurgical products.

The increase in Company purchased coal sales revenue was due to higher average sales price per ton, slightly offset by lower volumes of purchased coal sold.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.7	1.8	(0.1)	(5.6)%
Average Sales Price Per Ton	$36.03	$31.69	$4.34	13.7%

Increased sales revenue from Company purchased coal was primarily due to higher average sales price per ton of Company purchased coal sold. Higher average sales price per ton was attributable to some of the purchased coal tons being sold in higher priced export and metallurgical markets. Increased sales revenue from higher prices was slightly offset by decreased sales volume of purchased coal.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	40.5	36.9	3.6	9.8%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$5.07	$4.14	$0.93	22.5%

We believe that the 2004 gas market price increases were largely driven by continued concerns about declining North American gas production, as well as increased oil prices and greater electricity use in our principal markets. CONSOL Energy enters into various physical gas supply transactions with our gas marketers (gas sales transactions generally exceeding one year.) CONSOL Energy has also entered into various gas swap transactions. The gas swap transactions qualify as financial cash flow hedges. The swap transactions exist parallel to the underlying physical transactions. In the 2004 period, these cash flow hedges represented 26% of our produced sales volumes at an average price of $5.08 per thousand cubic feet. We intend these transactions to cover approximately 27% of our current 2004 estimated produced sales volumes at an average price of $5.02 per thousand cubic feet. CONSOL Energy sold 86% of its gas sales volumes in the nine months ended September 30, 2004 under fixed price contracts at an average price of $5.00 per thousand cubic feet compared to 90% of its gas sales volumes under fixed price sales contracts in the nine months ended September 30, 2003 at an average of $3.97 per thousand cubic feet. Higher sales volumes were a result of wells coming on line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased prices.

Due to the anticipated curtailment in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the Columbia Gas Transmission Corporation’s interstate gas pipeline, CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline. The firm transportation arrangement covered the May 2004 through October 2004 period and assured pipeline capacity of our projected production. In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	10.9	—	10.9	100.0%
Average Sales Price Per thousand cubic feet	$6.02	—	$6.02	100.0%

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

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$39	$19	$20	105.3%
Equity in loss of affiliates	(4)	(5)	1	20.0%
Harbor maintenance fees	—	3	(3)	36.5%
Other miscellaneous	36	35	1	2.9%

Total other income	$71	$52	$19	36.5%

The increase in gain on sale of assets is due mainly to CONSOL Energy’s sale of stock in its wholly owned subsidiary, CNX Australia Pty Limited, to certain affiliates of AMCI, Inc. for $27.5 million. Certain affiliates of AMCI, Inc. also assumed approximately $21.2 million of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale was completed on February 25, 2004 and resulted in a pre-tax gain of approximately $14.4 million. The gain on sale of assets in the 2004 period is also related to the assignment of certain coal leases, conveyance of associated surface property, the transfer of related mining permits and the related liabilities for a location in southern West Virginia that resulted in a pre-tax gain of approximately $7 million. The additional gain on sale of assets in the 2004 period is related to the sale of several previously closed operations. The 2003 period gain on sale of assets is primarily related to the sale of surplus equipment and the expiration of a $5 million option granted to a third party to purchase property.

The equity losses of affiliates is due mainly to the equity losses related to Glennies Creek Mine operating results prior to the sale that occurred in February 2004.

CONSOL Energy received a refund in the 2003 period from the federal government for prior claims related to harbor maintenance fees imposed by Federal statue that was subsequently declared unconstitutional. These claims were pursued since 1991, and we do not expect other refunds related to these claims.

An additional $1 million increase in other miscellaneous income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,082	$923	$159	17.2%
Purchased Coal	58	54	4	7.4%
Produced Gas	76	62	14	22.6%
Purchased Gas	66	—	66	100.0%
Industrial Supplies	69	50	19	38.0%
Closed and Idle Mines	53	49	4	8.2%
Other	48	69	(21)	(30.4)%

Total Cost of Goods Sold	$1,452	$1,207	$245	20.3%

Increased cost of goods sold and other charges for company produced coal was due mainly to an increase in cost per unit of produced coal sold and an increase in sales volumes.

	2004 Period	2003 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	48.6	45.7	2.9	6.3%
Average Cost of Goods Sold and Other Charges Per Ton	$22.25	$20.19	$2.06	10.2%

Average cost of goods sold and other charges per ton for company produced coal increased in the 2004 period compared to the 2003 period. Cost per ton for produced coal increased due to higher maintenance, labor and supply costs per unit. Increased supply costs were related the higher costs of materials, especially metal products, used in the mining process experienced in the 2004 period compared to the 2003 period. Increased labor and supply costs are also increased due to additional continuous miner shifts in the 2004 period. Continuous mining machines are used to mine the coal reserve in such a way that large, rectangular blocks of coal, called panels, are delineated underground in preparation for mining by larger more efficient longwall machines in mines equipped with these systems. Typically, mines attempt to delineate more than one panel in advance so that as the longwall machine completes the extraction of coal in one panel, it can move without delay to another prepared panel. Continuous mining machines are more labor intensive and use more supplies per ton of coal produced than longwall mining systems. The increase in average cost per ton was also due to increased Combined Fund premiums related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The increase is approximately $28 million for the plan year beginning October 1, 2003, all of which has been expensed from October 1, 2003 through September 30, 2004. Approximately $21 million of expense was recognized in the nine months ended September 30, 2004. CONSOL estimates the additional cost for plan years subsequent to October 1, 2003 will be approximately $2 million per year. Cost of goods sold and other charges also increased due to higher sales volumes of company produced coal in the 2004 period compared to the 2003 period. Costs for other post-employment benefits were reduced due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Purchased coal cost of goods sold and other charges increased in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.7	1.8	(0.1)	(5.6)%
Average Cost of Goods Sold and Other Charges Per Ton	$34.71	$30.83	$3.88	12.6%

The increase in cost of goods sold and other charges for purchased coal was primarily due to higher average cost per ton of purchased coal sold in the 2004 period compared to the 2003 period. The increase in the average cost of purchased coal is primarily due to increased market price for export and metallurgical coal. The increase in cost of goods sold and other charges was offset, in part, due to a slight decrease in volume of purchased coal sold.

Gas cost of goods sold and other charges increased due to increased average cost per thousand cubic feet sold and increased volumes.

	2004 Period	2003 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	40.5	36.9	3.6	9.8%
Average Cost Per Thousand Cubic Feet	$1.88	$1.67	$0.21	12.6%

Produced gas average cost per thousand cubic feet of gas sold increased in the 2004 period compared to the 2003 period. The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.12 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 22.5% increase in average sales price per thousand cubic feet in the 2004 period compared to the 2003 period. Average cost per thousand cubic feet of gas sold also increased approximately $0.06 related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline because of anticipated curtailments in the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the gas pipeline. CONSOL Energy purchased firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate gas pipeline from the May 2004 through October 2004 period to assure pipeline capacity of our projected production. Produced gas cost of goods sold and other charges also increased due to the increased volumes sold in the 2004 period as discussed previously.

In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. CONSOL Energy believes this type of transaction will continue as a result of increased capacity demands on the Columbia pipeline.

	2004 Period	2003 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	10.9	—	10.9	100.0%
Average Cost Per thousand cubic feet	$6.07	—	$6.07	100.0%

Industrial supplies cost of goods sold increased primarily due to higher sales volumes.

Closed and idle mine cost was $53 million in the 2004 period compared to $49 million in the 2003 period. The increase in cost primarily reflects mine closing, perpetual care water treatment and reclamation liability adjustments as a result of updated engineering surveys. Survey adjustments resulted in $3 million of expense in the 2004 period for closed and idled locations. Closed and idle mine cost also increased approximately $3 million due to the interest component of workers’ compensation expense in the 2004 period. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions. Closed and idled mine costs also increased $1 million due to costs related to the Emery mine in the 2004 period. This mine was operating for most of the 2003 period. Emery mine resumed operations in August 2004. Closed and idled mine costs also increased $2 million for various miscellaneous transactions that occurred throughout both periods, none of which were individually material. These increases were offset, in part, by $5 million of lower costs related to the idled Rend Lake mine. Rend Lake mine has been idle since July 2002.

The decrease in miscellaneous cost of goods sold and other charges reflects the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Loveridge fire	$—	$17	$(17)	(100.0)%
Mine Eighty-Four fire	—	4	(4)	(100.0)%
Gas royalty dispute	—	6	(6)	(100.0)%
Other post employee benefit curtailment gain	(3)	—	(3)	(100.0)%
Buckeye landfill superfund site liability transfer	(1)	—	(1)	(100.0)%
Incentive compensation	10	—	10	100.0%
Sales contract buy outs	8	—	8	100.0%
Supply Inventory Adjustment	—	3	(3)	(100.0)%
Other	34	39	(5)	(12.8)%

	$48	$69	$(21)	(30.4)%

In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The costs of extinguishing the fire were estimated to be approximately $17 million, net of expected insurance recovery, attributable to cost of goods sold and other charges as of September 30, 2003. In late December 2002, the mine had begun the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March 2004.

In January 2003, Eighty-Four Mine experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and were estimated to cost approximately $4 million, net of expected insurance recovery, attributable to cost of goods sold and other related charges. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003.

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

In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized our estimated liability for remediation of this site. The Transfer and Indemnity transaction resulted in the reversal of the remaining liability and the recognition of approximately $1 million of income.

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

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Freight expense	$82	$85	$(3)	(3.5)%

Selling, general and administrative costs have decreased in the 2004 period due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$11	$10	$1	10.0%
Insurance	2	1	1	100.0%
Wages and salaries	19	21	(2)	(9.5)%
Other post-employment benefits	2	4	(2)	(50.0)%
Other	20	21	(1)	(4.8)%

Total Selling, General and Administrative	$54	$57	$(3)	(5.3)%

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

Costs for insurance increased primarily due to director and officer insurance costs incurred in the 2004 period. CONSOL Energy officers and directors were previously insured under the RWE AG director and officer’s liability policy at lower fees. CONSOL Energy began to independently insure its directors in June 2003.

Wages and salaries for selling, general and administrative employees have decreased primarily due to the December 2003 reduction in workforce program. The reduction program was primarily focused on reducing the number of positions in the selling, general and administrative areas to better align with the Company’s current business strategy. The program reduced approximately 100 positions. These reductions were offset, in part, by the completion of the integrated information technology system provided by SAP AG in August 2003. Prior to the completion, wages and salaries for dedicated staff were capitalized as a component of the cost of the implementation project and are being amortized over seven years. The wages capitalized for the nine months ended September 30, 2003 were approximately $2 million.

Costs related to other post employment benefits in the 2004 period have decreased from the 2003 period due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the 2004 period.

Other selling, general and administrative costs decreased $1 million due to various transactions that occurred throughout both periods, none of which are individually material.

Depreciation, depletion and amortization reflects the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Coal	$150	$147	$3	2.0%
Gas:
Production	16	20	(4)	(20.0)%
Gathering	8	8	—	—

Total Gas	24	28	(4)	(14.3)%
Other	10	9	1	11.1%

Total depreciation, depletion and amortization	$184	$184	$—	—

Coal depreciation, depletion and amortization increased in the 2004 period compared to the 2003 period. Coal units-of-production financial depletion expense increased in the period-to-period comparison due to higher production and depreciation increased due to additional plant and equipment being placed in service after the 2003 period

The decrease in gas production depreciation, depletion and amortization was primarily due to gob gas production. Gob wells generally produce for less than twelve months. As a result of the short production life, costs of the wells are generally expensed instead of capitalized and then amortized. Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in both periods.

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

Interest expense decreased in the 2004 period compared to the 2003 period.

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Commercial paper and revolver	$3	$1	$2	200.0%
Long-term debt	25	26	(1)	(3.8)%
Other	(4)	(1)	(3)	(300.0)%

Total Interest Expense	$24	$26	$(2)	(7.7)%

The decrease in interest expense related to long-term debt was due to a decrease in the amount outstanding due to the scheduled payment of $45 million in June 2004.

Other interest expense was reduced primarily due to the increase in the amount of interest capitalized in the 2004 period as a result of the higher level of capital projects funded from operating cash flows in the nine months ended September 30, 2004.

Interest expense decreases were offset, in part, by an interest expense related to commercial paper and the revolver. The increase was due to the weighted average interest rate of 2.4% per annum in the 2003 period compared to 5.2% per annum in the 2004 period. This increase was offset, in part, by a reduction of $31 million in the weighted average amount of outstanding borrowings in the 2004 period compared to the 2003 period. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our long-term debt.

Taxes other than income increased primarily due to the following items:

	2004 Period	2003 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$86	$72	$14	19.4%
Gas	6	5	1	20.0%
Total Production Taxes	92	77	15	19.5%
Other taxes:
Coal	44	41	3	7.3%
Gas	2	2	—	—%
Other	5	4	1	25.0%
Other	51	47	4	8.5%

Total Taxes Other Than Income	$143	$124	$19	15.3%

Increased coal production taxes are primarily due to higher severance and black lung excise taxes attributable to higher average sales price and higher coal volumes produced. Increased gas production taxes are primarily due to higher severance taxes related to increased gas production volumes and higher average sales prices.

Increased other taxes in the coal segment are due to higher payroll taxes related to an increase in the 2004 period labor costs compared to the 2003 period. The increased labor costs are primarily related to the late March 2004 start up of the Loveridge Mine. This mine was idled in the 2003 period.

Increased other taxes were due to various miscellaneous taxes, none of which are individually material.

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

Income Taxes

	2004 Period	2003 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$46	$(14)	$60	428.6%
Tax Expense (Benefit)	(2)	(22)	20	90.9%
Effective Income Tax Rate	(4.3)%	(157.1)%	152.8%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective rate for the 2004 period was also impacted by the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effective rate for the 2003 period was calculated using a discrete period tax calculation due to the projected annual pre-tax earnings being close to zero for the applicable period. See “Note 8—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. On June 30, 2004, CONSOL Energy completed a $600 million Senior Secured Loan Agreement to replace the existing $267 million facility. The new agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The new facility is secured by nearly all of the assets of the company. CONSOL Energy’s 7.875 percent bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25 percent medium-term notes maturing in 2007 have been equally and ratably secured. The facility can be used for letters of credit and borrowings for general corporate purposes. In the three months ended June 30, 2004, cash collateralized letters of credit issued under a restricted cash arrangement have been transferred to the Tranche B facility and the $190 million of restricted cash has been released and was used to pay short-term debt. At our option, interest on borrowings under the new facility is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments, purchase or redeem Consol Energy common stock and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.83 to 1.0 at September 30, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 9.56 to 1.0 at September 30, 2004. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $450.0 million for the twelve months ended December 31, 2004. At September 30, 2004, this facility had approximately $274.3 million letters of credit issued and had $45 million of borrowings outstanding, leaving approximately $280.7 million of unused capacity.

In June 2004, Moody’s Investor Service affirmed the rating of Ba2 (12th lowest out of 21 rating categories) to the $600 million secured bank facility, which replaced the Company’s secured $267 million bank facility. The rating outlook is stable. Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 2 indicates that the obligation ranks in the middle of its generic rating category. In July 2004, Standard and Poor’s confirmed the BB rating (12th lowest out of 22 rating categories) with a recovery rate of ‘1’ to CONSOL Energy’s $600 million secured bank facility, which replaced the Company’s secured $267 million bank facility. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The recovery rating of ‘1’ indicates a high expectation of full recovery of principal in the event of a default.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In April 2003, CONSOL Energy and certain of its Subsidiaries entered into a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds are consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At September 30, 2004, eligible accounts receivable total approximately $122.4 million and the subordinated retained interest was approximately $20.1 million. Accounts receivable totaling $102.3 million were removed from the consolidated balance sheet at September 30, 2004. In accordance with the facility agreement, the Company is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Related repayments of $5.7 million are included in cash flows from operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2004.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $16.9 million (net of $10.8 million of deferred tax) at September 30, 2004.

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

Cash Flows (in millions) for the nine months ended September 30

	2004 Period	2003 Period	Change
Cash flows provided by operating activities	$195	$317	$(122)
Cash used in investing activities	$(283)	$(114)	$(169)
Cash provided by (used in) financing activities	$94	$(45)	$139

Cash flows from operating activities changed due to the following items:

•	Approximately $68 million was received in the 2003 period for refunds filed for 1994-1999 related to our black lung excise claims and related interest.

•	Under the accounts receivable securitization facility, approximately $6 million was paid during the nine months ended September 30, 2004 compared to $116 million received during the nine months ended September 30, 2003.

•	Coal inventories decreased 0.1 million tons in the nine month period ended September 30, 2004 compared to a decrease of 1.2 million tons in the nine month period ended September 30, 2003.

•	Approximately $25 million of insurance payments were collected in the nine months ended September 30, 2004 related to the Loveridge Mine fire experienced in 2003. Accounts receivables from the expected insurance recoveries related to the two mines fires of approximately $28 million were recorded in the 2003 period.

•	Operating cashflows are also improved due to increased net income as previously discussed.

Net cash used in or provided by investing activities changed primarily due to the following items:

•	Capital expenditures were $299 million in the 2004 period compared to $186 million in the 2003 period. 2004 capital expenditures include the purchase of longwall shields, development work at Loveridge and McElroy and the expansion of the Bailey Preparation Plant.

•	More proceeds from sales of assets received in the nine months ended September 30, 2003 than in the nine months ended September 30, 2004. Proceeds from the sales of assets in the 2003 period primarily were from the sale, in February 2003, of CONSOL Energy’s Canadian coal assets and port facilities to Fording Inc. for a note and cash. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust which acquired the assets of Fording Inc. CONSOL Energy sold the coal trust units in March 2003.

Net cash received from or used in financing activities changed primarily due to the following items;

•	Payments of $203 million were made to repay the outstanding commercial paper balance in the 2003 period.

•	Payments of approximately $20 million were made to reduce amounts borrowed under the revolving credit facilities

•	Scheduled long-term debt repayments of $45 million were made in the 2004 period.

•	Dividend payments were $38 million in the 2004 period compared to $33 million in the 2003 period due to the additional 11 million shares of common stock that were issued by CONSOL Energy in September 2003.

•	Previously restricted cash of $190 million was released due to the completion of a new $600 million debt facility.

The following is a summary of our significant contractual obligations at September 30, 2004 (in thousands):

Payments due by Year

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Short-term Notes Payable	$45,000	$—	$—	$—	$45,000
Long-term Debt	3,839	51,410	4,567	370,323	430,139
Operating Lease Obligations	19,366	41,068	27,133	885	88,452

Total Contractual Obligations	$68,205	$92,478	$31,700	$371,208	$563,591

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at September 30, 2004 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$322,882	$601,213	$545,390	$1,469,485

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

Debt

At September 30, 2004, CONSOL Energy had total long-term debt of $428 million outstanding, including current portion of long-term debt of $4 million. This long-term debt consisted of:

•	An aggregate principal amount of $248 million ($250 million of 7.875% notes due in 2012, net of $2 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$31 million in advance royalty commitments with an average interest rate of 8.723% per annum;

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 4.74% due at various dates ranging from 2004 through 2031.

On June 30, 2004, CONSOL Energy completed a $600 million Senior Secured Loan Agreement to replace the existing $267 million facility. The new agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The new facility is secured by nearly all of the assets of the company. Collateral has been provided to the banks and shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. The facility can be used for letters of credit and borrowings for general corporate purposes. As of September 30, 2004, cash collateralized letters of credit issued under a restricted cash arrangement have been transferred to the Tranche B facility and the $190 million of restricted cash was released. The released cash was used to paydown short-term debt. At our option, interest is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.83 to 1.0 at September 30, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 9.56 to 1.0 at September 30, 2004. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $450.0 million and $550.0 million for the twelve months ended December 31, 2004 and 2005, respectively. At September 30, 2004, this facility had approximately $274.3 million letters of credit issued and had $45 million of borrowings outstanding, leaving approximately $280.7 million of unused capacity.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $385 million at September 30, 2004 and $291 million at December 31, 2003. The increase is primarily attributable to net income for the nine months ended September 30, 2004, offset, in part, by various cash flow hedges related to our gas business and the payment of dividends.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
November 2, 2004	$0.14	November 12, 2004	November 29, 2004
July 27, 2004	$0.14	August 8, 2004	September 2, 2004
April 23, 2004	$0.14	May 11, 2004	May 28, 2004
January 30, 2004	$0.14	February 10, 2004	February 27, 2004

The revolving credit facility does restrict CONSOL Energy’s ability to pay cash dividends. As long as CONSOL Energy has not achieved and maintained an Investment Grade rating, dividends payable on common stock cannot exceed $0.56 per share per fiscal year. Dividends may be paid only if the payment does not result in an event of default. The revolving credit facility also restricts CONSOL Energy’s common stock repurchases or redemptions.

Additional comprehensive losses, primarily related to gas hedging transactions, of approximately $11 million were recognized in the nine months ended September 30, 2004.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by recently issued accounting guidance, CONSOL Energy has recognized the benefits of the Act as of March 8, 2004 by adjusting the three months ended March 31, 2004 net income by approximately $2,200. The benefits of the Act are also recognized as a reduction of other postemployment benefit costs in the three months ended June 30, 2004 and September 30, 2004.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entities activities, is entitled to receive a majority of the variable interest entities residual returns, or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 applied immediately to variable interest entities created after January 31, 2003. Effective December 2003, the FASB elected to defer the effective date until the first fiscal year or interim period that begins after March 15, 2004 for variable interest entities in which an enterprise acquired before February 1, 2003. As of September 30, 2004, management believes that CONSOL Energy does not have any variable interest entities, therefore, there is no impact from the adoption of this standard.

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

Sensitivity analyses of the incremental effects on pre-tax income for the nine months ended September 30, 2004 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of September 30, 2004 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$39.5	$54.6

(a)

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2004 and 2005 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a loss of $16.9 million (net of $10.8 million of deferred tax) at September 30, 2004. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2004, CONSOL Energy had $428 million aggregate principal amount of debt outstanding under fixed-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its revolving credit facility, under which there was $45.0 million of borrowings outstanding at September 30, 2004. On June 30, 2004, CONSOL Energy completed a $600 million senior secured loan facility to replace the existing $267 million facility. The new facility consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 5.2% per annum during the nine months ended September 30, 2004. Due to the level of borrowings against this facility in the nine months ended September 30, 2004, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

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
Date: November 8, 2004
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