Form 10-K
period 2004-12-31
CONSOL ENERGY INC
filed 2005-02-28
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 001-14901

CONSOL ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Consol Plaza

1800 Washington Road

Pittsburgh, Pennsylvania 15241

(Address of principal executive offices including zip code)

Registrant’s telephone number including area code: 412-831-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange

No securities are registered pursuant to Section 12(g) of the Act.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes  ☒     No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $3,247,692,804.

The number of shares outstanding of the registrant’s common stock as of February 17, 2005 is 91,114,365 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Consol Energy’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005,

are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-K, these risks, uncertainties and contingencies include, but are not limited to, the following:

•	the disruption of rail, barge and other systems which deliver our coal, or pipeline systems which deliver our gas;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, fires, accidents and weather conditions which could cause our results to deteriorate;

•	our inability to hire qualified people to meet replacement or expansion needs;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	obtaining governmental permits and approvals for our operations;

•	a loss of our competitive position because of the competitive nature of the coal industry and the gas industry, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	a decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of government regulation;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures, potential acquisitions and to meet our other obligations;

•	the incurrence of losses in future periods;

•	the effects of mine closing, reclamation and certain other liabilities;

•	our ability to comply with restrictions imposed by our senior credit facility;

•	increased exposure to employee related long-term liabilities;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	the outcome of various asbestos litigation cases;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

•	results of class action lawsuits against us and certain of our officers alleging that the defendants issued false and misleading statements to the public and seeking damages and costs;

•	our ability to service debt and pay dividends is dependent upon us receiving distributions from our subsidiaries; and

•	the anti-takeover effects of our rights plan could prevent a change of control.

Item 1. Business.

CONSOL Energy’s History

We are a multi-fuel energy producer and energy services provider that primarily serves the electric power generation industry in the United States. That industry generates approximately two-thirds of its output by burning coal or gas, the two fuels we produce. At December 31, 2004, we produce high-Btu bituminous coal from 17 mining complexes in the United States. Coal produced from our mines has a high-Btu content which creates more energy per unit when burned compared to coals with lower Btu content. As a result, coals with greater Btu content can be more efficient to use. We also produce pipeline-quality coalbed methane gas from our coal properties in Pennsylvania, Virginia and West Virginia and conventional gas from our properties in Tennessee and Virginia. We believe that the use of coal and gas to generate electricity will grow as demand for power increases.

Historically, we rank among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Our production of approximately 68 million tons of coal in 2004 accounted for approximately 6% of the total tons produced in the United States and approximately 14% of the total tons produced east of the Mississippi River during 2004. We are one of the premier coal producers in the United States by several measures:

•	We mine more high-Btu bituminous coal than any other United States producer;

•	We are the largest coal producer east of the Mississippi River;

•	We are one of the largest exporters of coal from the United States;

•	We have the second largest amount of recoverable coal reserves among United States coal producers; and

•	We are the largest United States producer of coal from underground mines.

We also rank as one of the largest coalbed methane gas companies in the United States based on both our proved reserves and our current daily production. Our position as a gas producer is highlighted by several measures:

•	Our principal coalbed methane operations produce gas from coal seams with a high gas content;

•	We currently have approximately 156 million cubic feet of gross average daily production;

•	At December 31, 2004, we operated more than 1,825 wells connected by approximately 885 miles of gathering lines and associated infrastructure; and

•	Our facilities have the capacity to transport 250 million cubic feet of gas per day;

•	We controlled one of the largest coalbed methane reserve bases among publicly traded oil and gas companies in the United States with approximately 1.0 trillion cubic feet of net proved reserves of gas at December 31, 2004.

Additionally, we provide energy services, including terminal services, industrial supply services and coal waste disposal services.

CONSOL Energy was organized as a Delaware corporation in 1991.

Recent Events

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy has temporarily sealed the mine in order to extinguish the localized fire that developed after the ignition. Based on a review of gas samples from the mine that have been collected and analyzed by CONSOL Energy as well as by state and federal safety officials, it has been determined that the fire exists in a localized area adjacent to the longwall mining system. In addition to sealing the mine, CONSOL Energy plans to drill several boreholes from the surface into the area of the mine where the problem is believed to be located. An initial borehole drilling has penetrated the mine at the place where a mine fire was suspected to have started. Video equipment lowered into the borehole to visually inspect the area shows that the location is clear of any fire or smoke. Various materials, including nitrogen foam and water will be pumped into the area in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. The mine is currently idle and will not produce coal while the mine is sealed. Gas production from this area may also be curtailed due to the idling of the Buchanan longwall. Gas production from this area averaged 23.6 thousand cubic feet per day in January 2005.

Industry Segments

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and of metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachia, Central Appalachia, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2004, the Northern Appalachia aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Bailey, Loveridge, Enlow Fork and Mine 84. For the year ended December 31, 2004, the Central Appalachia aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2004, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate, Miles Branch and V.P. #8. The Other Coal segment includes CONSOL Energy’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria as well as various activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality coalbed methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States, for the twelve months ended December 31, 2004, 2003 and 2002 is included in Note 29 of Notes to Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K.

Coal Operations

Mining Complexes

At December 31, 2004, CONSOL Energy had 17 mining complexes located in the United States.

The following map provides the location of CONSOL Energy’s operations by region:

The following table provides the location of each of CONSOL Energy’s mining complexes at December 31, 2004 and 2003, the amount of coal reserves and a summary of the characteristics of the assigned and accessible coal reserves associated with each of its mining complexes. In February 2003, we sold our Cardinal River and Line Creek mines. In February 2004, we sold our interest in the Glennies Creek Mine.

CONSOL ENERGY MINING COMPLEXES

Average Quality and Recoverable Reserves as of December 31, 2004

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	Average Coal Quality (As-Received)(1)			Recoverable Reserves (12/31/04)(2)			Recoverable Reserves (tons in Millions) 12/31/2003
					Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)	Owned (%)	Leased (%)	Tons (in Millions)
ASSIGNED—OPERATING
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)
Enlow Fork	Enon, PA	Assigned	Pittsburgh	5.05	6.0	1.68	13,286	78%	22%	50.9	58.3
		Accessible	Pittsburgh	5.40	6.0	1.92	13,219	82%	18%	164.9	165.5
Bailey	Enon, PA	Assigned	Pittsburgh	5.64	6.0	2.00	13,223	12%	88%	86.0	96.1
		Accessible	Pittsburgh	5.75	6.0	2.47	13,176	49%	51%	142.6	142.6
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.61	6.0	1.49	13,394	58%	42%	45.4	49.3
		Accessible	Pittsburgh	5.38	6.0	1.94	13,324	88%	12%	58.5	58.5
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.83	5.7	3.03	13,166	100%	—%	166.2	174.5
Shoemaker	Moundsville, WV	Assigned	Pittsburgh	5.54	7.3	3.40	12,864	99%	1%	42.2	45.2
		Accessible	Pittsburgh	5.55	7.3	2.96	12,930	100%	—%	5.2	5.2
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.82	6.0	2.48	13,236	100%	—%	8.2	13.0
		Accessible	Pittsburgh	7.59	6.0	2.90	13,187	93%	7%	93.8	93.9
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.40	6.0	3.33	13,154	77%	23%	27.3	28.4
		Accessible	Pittsburgh	6.92	6.0	3.52	13,157	75%	25%	206.2	113.6
Blacksville 2	Wana, WV	Assigned	Pittsburgh	6.62	6.0	2.88	12,838	100%	—%	21.2	34.5
		Accessible	Pittsburgh	6.77	6.0	2.71	13,239	98%	2%	55.7	60.8
Mahoning Valley	Cadiz, OH	Assigned	Multiple	4.34	6.7	2.08	11,517	100%	—%	4.5	5.2
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	5.66	6.3	0.68	14,057	11%	89%	56.6	43.8
		Accessible	Pocahontas 3	6.07	6.3	0.65	14,011	12%	88%	64.4	81.6
VP-3	Vansant, VA	Assigned	Pocahontas 3	—	—	—	—	—%	—%	—	7.8
VP-8	Rowe, VA	Assigned	Pocahontas 3	5.24	9.0	0.77	13,581	4%	96%	0.9	2.4
Mill Creek Complex	Deane, KY	Assigned	Multiple	3.76	6.4	1.55	13,324	94%	6%	16.8	20.2
		Accessible	Multiple	4.42	5.5	1.18	12,261	100%	—%	0.7	0.7
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.64	7.0	1.03	13,132	37%	63%	33.3	34.5
		Accessible	Multiple	3.48	7.2	0.97	12,922	61%	39%	4.9	4.9
Amonate Complex	Amonate, VA	Assigned	Multiple	3.51	6.8	0.72	13,122	28%	72%	9.3	7.3
Miles Branch	Bishop, VA	Assigned	Pocahontas 5	3.60	6.8	0.51	12,977	100%	—%	1.8	2.1
Miller Creek	Mingo County, WV	Assigned	Multiple	8.53	7.2	0.70	12,443	—%	100%	6.8	—
Illinois Basin (Illinois, Western Kentucky)
Rend Lake	Sesser, IL	Assigned	Illinois 6	—	—	—	—	—%	—%	—	21.3
		Accessible	Illinois 6	—	—	—	—	—%	—%	—	33.7
Ohio 11	Morganfield, KY	Assigned	Kentucky 11	—	—	—	—	—%	—%	—	8.3
		Accessible	Kentucky 11	—	—	—	—	—%	—%	—	2.2
Western U.S. (Utah)
Emery	Emery Co., UT	Assigned	Ferron I	7.50	7.0	0.73	11,803	80%	20%	21.2	21.5
		Accessible	Ferron A	8.82	7.0	0.93	11,683	47%	53%	12.3	12.3
Assets Sold in February, 2004
Australia (New South Wales)
Glennies Creek	Hunter Valley, NSW	Assigned	Middle Liddel	—	—	—	—	—%	—%	—	9.6
Total Assigned Operating and Accessible										1,407.8	1,458.8

(1)	We show average coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The average coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.
(2)	We calculate our proven and probable reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples we receive from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.

Excluded from the table above are approximately 126.7 million tons of reserves at December 31, 2004 that are assigned to projects that have not produced coal in 2004 or 2003. These assigned reserves are in the Northern Appalachia (Pennsylvania, Ohio and northern West Virginia), Central Appalachia (Virginia, southern West Virginia and eastern Kentucky) and Illinois Basin (Illinois and western Kentucky) regions. These reserves are approximately 55% owned and 45% leased. Average quality on an “as-received” basis ranges from 5.7% to 11.8% moisture content, 0.54% to 4.05% sulfur content and 11,877 to 14,097 heat value (British thermal units per pound).

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

Some reserves may be accessible by more than one mining complex because of the proximity of many of our mining complexes to one another. In the table above, the accessible reserves indicated for a mining complex are based on our review of current mining plans and reflects our best judgment as to which mining complex is most likely to utilize the reserve.

Assigned and unassigned coal reserves are proven and probable reserves which are either owned or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties. Under current mining plans all reported reserves will be mined out within the period of existing leases or within the time period of assured lease renewal periods.

Coal Reserves

At December 31, 2004, CONSOL Energy had an estimated 4.5 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

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

CONSOL Energy’s calculations of proven reserves generally do not rely on isolated points of observation. Small pods of measured reserves are not considered; continuity of observation points over a large area is necessary for proven status. Our estimates for proven reserves have the highest degree of geologic assurance. Estimates of rank, quality and quantity for these reserves have been computed from points of observation which are equal to or less than one half mile apart, except for our properties within the Pittsburgh seam for which points of observation are 3,000 feet or less apart because of the well known continuity of that seam. The sites for measuring thickness of proven reserves are so closely spaced, and the geologic character is so well defined, that the average thickness, area, extent, size, shape and depth of coalbeds are well established.

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

Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but for which the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Estimates for probable coal reserves have a moderate degree of geologic assurance and have been computed by us from points of observation which are between 0.5 and 1.5 miles apart, except for our properties within the Pittsburgh seam for which points of observation are between 3,000 feet and 8,000 feet because of the well known continuity of that seam. The sites for measuring thickness of proven reserves are so closely spaced, and the geologic character is so well defined, that the average thickness, area, extent, size, shape and depth of coalbeds are well established.

Information with respect to proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers and has not been reviewed by independent experts.

Drill hole spacing for confidence levels in reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey), except for our properties within the Pittsburgh seam for which points of observation are between 3,000 and 8,000 feet because of the well-known continuity of that seam. The sites for measuring thickness of proven reserves are so closely spaced, and the geologic character is so well defined, that the average thickness, area, extent, size, shape and depth of coalbeds are well established.

CONSOL Energy’s coals fall within the range of commercially marketed coals in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, such as, sulfur content, ash and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. Therefore, any of CONSOL Energy’s coals can be marketed for power generation.

All mining reserves have their required permits or governmental approvals, or there is a very high probability that these approvals will be secured.

CONSOL Energy’s reserves are located in northern Appalachia (58%), central Appalachia (10%), the mid-western United States (20%), the western United States (10%), and in western Canada (2%) at December 31, 2004.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Recoverable Coal Reserves as of 12/31/04

	Range of Average Product Quality (As-Received)(1)			Recoverable Reserves 12/31/04(2)			Recoverable Reserves (tons in Millions) 12/31/2003
Coal Producing Region	Moisture (%)	Sulfur (%)	Heat Value (Btu/lb)	Owned (%)	Leased (%)	Tons (in millions)
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	4.5-8.5	0.69-3.75	10,362-13,514	77%	23%	1,360.7	1,032.7
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	6.0-7.2	0.51-1.26	12,186-14,215	48%	52%	194.6	167.3
Illinois Basin (Illinois, Western Kentucky, Indiana)	11.3-12.0	0.77-2.89	11,481-12,106	35%	65%	850.8	817.7
Western U.S. (Montana, Wyoming, Utah)	23.7-28.0	0.19-0.45	8,563-9,404	58%	42%	439.4	439.4
Western Canada (Alberta)	8.0	0.42-0.51	12,419-12,911	—%	100%	129.1	129.1
Total				57%	43%	2,974.6	2,586.2

1)	We show coal quality as it is received by the customer, including our estimation of the amount of moisture in the coal when shipped. The coal quality we report may be based either on a processed, or washed, basis, or a non-processed, or raw, basis, depending upon the most generally intended market for the coal. Because out-of-seam dilution is not considered in our reserve calculation or because the diluting rock is assumed to be removed during processing, we do not include out-of-seam dilution adjustments to the quality values that we report.
2)	We calculate our reserve tons by identifying the area in which mineable coal exists, the thickness of the coal seam or seams we control and average coal density as reported by our laboratory based on core samples we receive from our field drilling. We then adjust the reserve calculation to account for the amount of coal that our experience indicates will not be recovered during the mining process and for losses that occur if the coal is processed after it is mined. Our reserve calculations do not include an adjustment for any moisture that may be added to the coal during mining or processing—commonly referred to as excess moisture—nor do the calculations generally include adjustments for dilution from rock lying immediately above or below the coal seam—referred to as out-of-seam dilution—that may be extracted during the mining process. Where out-of-seam dilution is included, we adjust the expected recovery of coal from the processing plant to remove the effect of dilution from the reserve calculation.

The following table summarizes our proven and probable reserves as of December 31, 2004 by region and type of coal or sulfur content (sulfur content per million British thermal unit). Proven and probable reserves include both assigned and unassigned reserves. Amounts for unassigned reserves are net amounts based on various recovery rates reflecting CONSOL Energy’s experience in recovering coal from seams. In reporting unassigned reserves, CONSOL Energy has assumed approximately 60% recovery of in-place coal for reserves that can be mined using the longwall method, approximately 50% recovery of in-place coal for reserves that will be mined using other underground methods and approximately 90% recovery for surface mines.

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

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2004

	≤1.20 lbs			> 1.20 ≤ 2.50 lbs			> 2.50 lbs
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Total	Percentage By Region
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	187.2	—	—	—	187.2	4.2%
Steam:
High Vol A Bituminous	—	49.4	—	—	10.0	45.4	37.8	47.5	2,205.3	2,395.4	53.1%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%

Region Total	—	49.4	—	—	10.0	248.5	37.8	47.5	2,205.3	2,598.5	57.7%
Central Appalachia:
Metallurgical:
High Vol A Bituminous	—	7.3	18.4	—	—	2.1	—	—	—	27.8	0.6%
Med Vol Bituminous	1.0	1.8	70.1	—	—	—	—	—	—	72.9	1.6%
Low Vol Bituminous	—	—	141.1	2.3	—	—	—	—	—	143.4	3.3%
Steam:
High Vol A Bituminous	25.3	19.0	9.2	33.1	3.9	82.7	—	—	11.2	184.4	4.1%

Region Total	26.3	28.1	238.8	35.4	3.9	84.8	—	—	11.2	428.5	9.6%
Midwest – Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	66.0	55.0	36.6	437.1	35.5	630.2	14.0%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.5%

Region Total	—	—	—	—	224.1	55.0	128.6	437.1	35.5	880.3	19.5%
Northern Powder River Basin:
Steam:
Subbituminous B	—	—	252.7	—	—	—	—	—	—	252.7	5.6%
Subbituminous C	—	186.6	—	—	—	—	—	—	—	186.6	4.1%

Region Total	—	186.6	252.7	—	—	—	—	—	—	439.3	9.7%
Utah – Emery Field:
High Vol B Bituminous	—	—	—	—	33.5	—	—	—	—	33.5	0.7%

Region Total	—	—	—	—	33.5	—	—	—	—	33.5	0.7%
Western Canada:
Metallurgical:
Med Vol Bituminous	18.6	86.1	—	—	—	—	—	—	—	104.7	2.3%
Low Vol Bituminous	22.5	1.8	—	—	—	—	—	—	—	24.3	0.5%

Region Total	41.1	87.9	—	—	—	—	—	—	—	129.0	2.8%

Total Company	67.4	352.0	491.5	35.4	271.5	388.3	166.4	484.6	2,252.0	4,509.1	100.0%

Percent of Total	1.5%	7.8%	10.9%	0.8%	6.0%	8.6%	3.7%	10.8%	49.9%	100.0%

CONSOL ENERGY PROVEN AND PROBABLE COAL RECOVERABLE RESERVES BY PRODUCT

(MILLIONS OF TONS) AS OF DECEMBER 31, 2004

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

By Product	≤1.20 lbs			> 1.20 ≤ 2.50 lbs			> 2.50 lbs			Total	Percentage By Product
	S02/MMBtu			S02/MMBtu			S02/MMBtu
	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Metallurgical:
High Vol A Bituminous	—	7.3	18.4	—	—	189.3	—	—	—	215.0	4.8%
Med Vol Bituminous	19.6	87.9	70.1	—	—	—	—	—	—	177.6	3.9%
Low Vol Bituminous	22.5	1.8	141.1	2.3	—	—	—	—	—	167.7	3.7%

Total Metallurgical	42.1	97.0	229.6	2.3	—	189.3	—	—	—	560.3	12.4%
Steam:
High Vol A Bituminous	25.3	68.4	9.2	33.1	13.9	128.1	37.8	47.5	2,216.5	2,579.8	57.3%
High Vol B Bituminous	—	—	—	—	99.5	55.0	36.6	437.1	35.5	663.7	14.7%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.5%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%
Subbituminous B	—	—	252.7	—	—	—	—	—	—	252.7	5.6%
Subbituminous C	—	186.6	—	—	—	—	—	—	—	186.6	4.1%

Total Steam	25.3	255.0	261.9	33.1	271.5	199.0	166.4	484.6	2,252.0	3,948.8	87.6%

Total	67.4	352.0	491.5	35.4	271.5	388.3	166.4	484.6	2,252.0	4,509.1	100.0%

Percent of Total	1.5%	7.8%	10.9%	0.8%	6.0%	8.6%	3.7%	10.8%	49.9%	100.00%

The following table categorizes the relative Btu values (low, medium and high) for each of CONSOL Energy’s producing regions in Btus per pound of coal.

Region	Low	Medium	High
Northern, Central Appalachia and Canada	< 12,500	12,500-13,000	> 13,000
Midwest	< 11,600	11,600-12,000	> 12,000
Northern Powder River Basin	< 8,400	8,400-8,800	> 8,800
Colorado and Utah	< 11,000	11,000-12,000	> 12,000

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

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards and indicates that when burned, the coal will produce emissions that will meet the current standard without further cleanup. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always used with reference to the then current regulatory limit. If the regulatory limit for sulfur dioxide is made more restrictive, it is likely to reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 pounds of sulfur dioxide per million British thermal units of fuel consumed. At December 31, 2004, 0.9 billion tons, or 20%, of our coal reserves met the current standard as a compliance coal. It is possible that no coal would be considered compliance if emission standards were restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal.

As a result of a 1998 court decision forcing the establishment of mercury emissions standards for power plants, the Environmental Protection Agency is expected to promulgate a new regulatory program for controlling mercury early in 2005. CONSOL Energy coals have mercury contents typical for their rank and location (approximately 0.05-0.1 parts mercury per million British thermal unit). Because most CONSOL Energy coals have high heating values, they have lower mercury contents (on a pound per British thermal unit basis) than lower rank coals at a given mercury concentration. Eastern bituminous coals tend to produce a greater proportion of flue gas mercury in the ionic or oxidized form (which is captured by scrubbers installed for sulfur control) than sub-bituminous coal, including coals produced in the Powder River Basin. High rank coals also may be more amenable to other methods of controlling mercury emissions, such as by carbon injection. In the case of mercury, the determination of the existence of a compliance coal for mercury will be based on an analysis of the requirements of the new program and may result in a coal that is compliant for sulfur dioxide standards, but non-compliant for mercury.

Production

In the twelve months ended December 31, 2004, 97% of CONSOL Energy’s production came from underground mines and 3% from surface mines. Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in its underground mines. For the twelve months ended December 31, 2004, 87% of its production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at low incremental cost.

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the twelve months ended December 31, 2004, 2003 and 2002, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us. The table includes information for four mines, Dilworth, Humphrey, Meigs, and Windsor, that closed during 2002 because of reserve depletion. In February 2003, we sold our Cardinal River and Line Creek Mines in western Canada. In February 2004, we sold our interests in Glennies Creek Mine in Australia. The table excludes idled complexes that have not produced in any of the periods presented.

Mine	Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
					2004	2003	2002
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	R R/B	10.2	9.9	9.6	1990
Bailey	Enon, Pennsylvania	U	LW/CM	R R/B	10.1	9.4	9.7	1984
McElroy	Glen Easton, West Virginia	U	LW/CM	B	8.2	6.3	4.7	1968
Robinson Run	Shinnston, West Virginia	U	LW/CM	R CB	6.3	5.7	5.0	1966
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	R R/B T	4.0	4.0	4.0	1998
Blacksville 2	Wana, West Virginia	U	LW/CM	R R/B T	5.7	5.4	4.8	1970
Dilworth(1)	Rices Landing, Pennsylvania	U	LW/CM	B	—	—	3.6	1984
Shoemaker	Moundsville, West Virginia	U	LW/CM	B	3.7	3.8	3.4	1966
Loveridge(2)	Fairview, West Virginia	U	LW/CM	R T	4.8	—	—	1956
Humphrey(1)	Maidsville, West Virginia	U	CM	R	—	—	0.5	1956
Mahoning Valley	Cadiz, Ohio	S	S/L	R T	0.7	0.7	0.3	1974
Meigs(1)	Point Rock, Ohio	U	LW/CM	R	—	—	0.4	2001
Windsor(1)	West Liberty, West Virginia	U	LW/CM	R	—	—	1.3	2001

Central Appalachia
Buchanan	Mavisdale, Virginia	U	LW/CM	R	4.4	4.7	4.1	1983
VP-8	Rowe, Virginia	U	LW/CM	R	1.5	1.9	2.2	1993
Mill Creek(3)	Deane, Kentucky	U/S	CM	R	3.8	3.7	3.5	1994
Jones Fork(3)	Mousie, Kentucky	U/S	CM	R T	3.0	3.0	4.0	1992
Amonate(3)	Amonate, Virginia	U	CM	R	0.4	0.6	0.5	1925
Miles Branch	Bishop, Virginia	U	CM	T R	0.3	0.1	—	2003
Miller Creek(3)	Mingo County, West Virginia	U/S	CM/S/L	T	0.3	—	—	2004

Illinois Basin
Rend Lake(4)	Sesser, Illinois	U	CM	R T	—	—	1.7	1986

Western U.S.
Emery(4)	Emery County, Utah	U	LW/CM	T	0.3	0.2	—	1945

Western Canada
Cardinal River(5)	Hinton, Alberta, Canada	S	S/L	R	—	0.1	1.2	1969
Line Creek(5)	Sparwood, British Columbia, Canada	S	S/L	R	—	0.2	1.7	2000

Australia
Glennies Creek(6)	Hunter Valley, New South Wales, Australia	U	LW/CM	R	—	0.6	0.1	2001

S = Surface

U = Underground

LW = Longwall

CM = Continuous Miner

S/L = Stripping Shovel and Front End Loaders

D = Dragline and Dozers

R = Rail

B = Barge

R/B = Rail to Barge

T = Truck

CB = Conveyor Belt

(1)	Production at the complex ceased during the twelve months ended December 31, 2002, due to the depletion of economically recoverable reserves.
(2)	Complex was in development at December 31, 2003.
(3)	Amonate, Mill Creek, Miller Creek and Jones Fork complexes include operations by independent mining contractors.
(4)	Rend Lake and Emery mines were idled for all or part of the years ended December 31, 2004, 2003 and 2002 due to market conditions.
(5)	Sold in February 2003.
(6)	CONSOL Energy’s 50% interest in the Glennies Creek Mine was sold on February 25, 2004.

The amounts shown for tons produced for all periods presented by Cardinal River, Line Creek and Glennies Creek represent 50% of the production of each mine, reflecting our 50% interest in each mine.

Our sales of bituminous coal were at an average sales price per ton produced as follows:

	Years Ended December 31,
	2004	2003	2002
Average Sales Price for Ton Produced	$30.06	$27.61	$26.76

In 2004, several facets of planned expansion projects were completed at our mining complexes. The majority of the McElroy Mine expansion project has been completed. Both coal preparation plants, the second longwall, the 7,500-ton underground coal storage bunker, the refuse belt system and the harbor upgrade are now operational. This contributed to record annual production at McElroy in 2004. In addition, a 200,000-ton capacity clean coal storage area is being constructed at McElroy which we anticipate will be operational by mid-2005. The Bailey Preparation Plant expansion, a mine coal processing facility shared by the Bailey and Enlow Fork mines, also was completed in 2004. As a result, production capacity has been increased at these two operations. Work continues on expansion of a new coal refuse area and overland refuse conveyor which we anticipate a first quarter 2005 completion date.

During the second quarter of 2004, two converging geologic features were encountered by the Mine 84 longwall severely impacting production. These mining difficulties, coupled with advanced geologic exploration, resulted in the redesign of the mining plan and changes in usage plans for equipment. As a result of these changes in the mine plan and utilization of the newly constructed Hallam mine portal, longwall productivity for September 2004 through December 2004 improved compared to the January 2004 through August 2004 period. Work continues on improving longwall panel development timing. Existing geologic information has been incorporated in our mine exploration program and our mining plans at Mine 84 to avoid future geologic anomalies.

The Loveridge Mine resumed full production at the end of the first quarter of 2004, ahead of the original 2003 post-fire schedule. This, along with improvements to plant yield and mine productivity, contributed to strong safety and production results in 2004.

Mining was completed in the area supported by the Bailey main west beltline. The system was de-commissioned in June 2004 and materials that could be used elsewhere were recovered. The clearing of this area of the mine reduced haulage distances and enhance productivity. Both Bailey longwalls were brought into full production in October 2004, after a planned outage to repair structural conditions identified in 2003 on the longwall face shields. During this outage the complete set of longwall face shields was removed from the mine, repaired and returned to the mine.

The Emery Mine in central Utah was reactivated in the third quarter of 2004. The underground operation began supplying a low-sulfur, 12,000 British thermal unit per pound of coal to new western industrial and utility customers.

In October 2004, the Miller Creek surface and underground mining complex was activated to supplement Central Applachian production. Initial mining consists of mountaintop surface coal removal and a deep mine in southern West Virginia. Contractors operate both surface and underground mines.

Title to coal properties that we lease or purchase and the boundaries of these properties are verified, at the time we lease or acquire the properties, by law firms retained by us. Consistent with industry practice, abstracts and title reports are reviewed and updated approximately five years prior to planned development or mining of the property. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine reserves could be adversely affected.

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage, acreage leased and the amount of income (net of related expenses) we received from royalty payments from other operators for the twelve months ended December 31, 2004, 2003 and 2002.

Year	Total Royalty Tonnage (in thousands)	Total Coal Acreage Leased	Total Royalty Income (in thousands)
2004	18,249	242,160	$6,001
2003	17,633	244,109	$6,266
2002	17,680	202,033	$7,451

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

At December 31, 2004, CONSOL Energy operates approximately 24% of the United States’ longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2004.

MAJOR U.S. UNDERGROUND COAL MINES—2004

In millions of tons

Mine Name	Operating Company	Production
Enlow Fork	CONSOL Energy	10.2
Bailey	CONSOL Energy	10.1
Foidel Creek Mine	Twentymile Coal Company	8.6
McElroy	CONSOL Energy	8.4
San Juan	San Juan Coal Company	7.7
SUFCO	Canyon Fuel Company	7.6
Elk Creek	Oxbow Mining, LLC	6.5
Galatia	The American Coal Co.	6.5
West Elk	Mountain Coal Company	6.5
Robinson Run	CONSOL Energy	6.2
Century	American Energy Corp.	5.8
Emerald	Emerald Coal Resources, LP.	5.8
Blacksville 2	CONSOL Energy	5.7
Cumberland	Cumberland Coal Resources, LP.	5.2
Loveridge	CONSOL Energy	5.0
Federal No. 2	Eastern Associated Coal Corp.	4.9
Dotiki	Webster County Coal LLC	4.8
Buchanan	CONSOL Energy	4.4
Powhatan No. 6	The Ohio Valley Coal Company	4.3
American Eagle Mine	Speed Mining, LLC	4.1

Source: National Mining Association

Marketing and Sales

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In 2004, we sold 70 million tons of coal, including our percentage of sales in equity affiliates, 91% of which was sold in domestic markets. Our direct sales to domestic electricity generators represented 68% of our total tons sold in 2004. Including equity affiliate sales, we had approximately 155 customers in 2004. During 2004, Allegheny Energy accounted for 11% of our total revenue. No other customers accounted for more than 10% of total revenue in 2004.

Coal Contracts

We sell coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the twelve months ended December 31, 2004, approximately 95% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

•	Fixed price contracts; or

•	Annually negotiated prices that reflect market conditions at the time; or

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices or, in some cases, pass-through of actual cost changes.

A few contracts have a combination of the above features, such as provisions that allow for renegotiation of prices on a limited basis within a base-price-plus-escalation agreement. Such re-opener provisions allow both the customer and us an opportunity to adjust prices to a level close to then current market conditions. Each contract is negotiated separately, and the triggers for re-opener provisions differ from contract to contract. Some of our existing contracts with re-opener provisions adjust the contract price to market price at the time the re-opener provision is triggered. Market price generally is based on recent transactions and published information for similar quantities and quality of coal. Re-opener provisions could result in early termination of a contract or in requirements that certain volumes be purchased if the parties were to fail to agree on price and other terms that may be subject to renegotiation.

The following table sets forth, as of January 12, 2005, the total tons of coal CONSOL Energy is committed to deliver from 2005 through 2009.

	Tons of Coal to be Delivered (in millions of nominal tons)
	2005	2006	2007	2008	2009
(1) Commitments to deliver coal at predetermined prices	65.1	46.7	25.4	11.3	3.3
(2) Commitments to deliver coal at prices to be determined by mutual agreement of the parties, including some agreements which contain predetermined price ranges.	2.5	6.2	7.9	10.4	11.2

	67.6	52.9	33.3	21.7	14.5

Committed tons include both executed contracts and sales where terms largely have been agreed upon with a customer, but for which signed contracts have yet to be executed.

The foregoing table does not include an aggregate of 1.5 million tons that we may be required to deliver from 2005 through 2009 upon exercise of rights of customers under executed contracts to buy more coal at predetermined prices.

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

Many contracts provide the opportunity to adjust the contract prices. Contract prices may be adjusted as often as quarterly based upon indices which are pre-negotiated. Many of our recently negotiated contracts have had terms, generally no longer than three to five years. Exceptions to this are two agreements that provide for delivery of coal to electric generating plants operated by FirstEnergy. A 17 year, 76.5 million ton coal agreement, entered into in January 2003, provides for annual shipments of 4.5 million tons to FirstEnergy Generation Corp., a subsidiary of FirstEnergy Corp., primarily from McElroy Mine. An 18 year, 52 million ton coal agreement, entered into in September 2003 provides for shipments in the first year of 1 million tons, and thereafter, annual shipments of 3 million tons, primarily from the Bailey and Enlow Fork mines. Both of these agreements include a price re-opener provision every three years. If the parties do not agree on price at that time, the contract will be terminated at the end of the then current year.

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

We own five towboats, six harbor boats and a fleet of approximately 300 barges to serve customers along the Ohio and Monongahela Rivers. The barge operation allows us to control delivery schedules and has served as temporary floating storage for coal where land storage is unavailable. Approximately 32% of the coal that we produced was shipped on the inland waterways in 2004.

Competition

The United States coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The five largest producers are estimated by the 2004 National Mining Association Survey to have produced approximately 53% (based on tonnage produced) of the total United States production in 2003. The U.S. Department of Energy reported 1,316 active coal mines in the United States in 2003, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

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

Gas Operations

CONSOL Energy primarily produces coalbed methane, which is pipeline quality gas that resides in coal seams. In the eastern United States, conventional natural gas fields typically are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, gas in the coal seams that CONSOL Energy drills or anticipates drilling is typically in formations less than 2,500 feet deep which are usually better defined than deeper formations. CONSOL Energy believes that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations.

Nearly all of our gas production currently is from operations in southwestern Virginia. In this region, we operated 1,666 wells, 885 miles of gathering lines and various compression stations at December 31, 2004. Our southwestern Virginia operations control approximately 235,000 acres of gas rights. At December 31, 2004, we reported 1,014.6 billion cubic feet of net proved reserves of gas, of which approximately 36.8% is developed.

We have been developing gas production in southwestern Pennsylvania and northern West Virginia by gathering gas currently being vented to the atmosphere by our mines in the area. In this region, we operate 122 wells, and our December 2004 average daily gross production was approximately 5 million cubic feet per day. At December 31, 2004, we reported 27.8 billion cubic feet of net proved reserves of gas, of which approximately 77% is developed. In addition to the 13 wells drilled in 2004, we expect to expand production of gas in this area by drilling additional production wells into the coal seams that we own or control.

We have also been developing gas production in the Tennessee area through a 50% joint venture. In this area, our 50% portion of December 2004 average daily gross production was approximately 0.5 million cubic feet per day. At December 31, 2004, our portion of proved net gas reserves for this area was 2.4 billion cubic feet, of which 62.4% were developed.

CONSOL Energy has not filed reserve estimates with any federal agency.

Drilling

The total average daily gross rate of production controlled by CONSOL Energy during 2004, was 155.7 million cubic feet. During 2004, 2003 and 2002, we drilled in the aggregate, 235, 251, and 197 development wells, respectively, all of which were productive. The net number of wells for those periods was approximately 228, 244, and 194, respectively. To date, we have not had any dry development wells. The following table illustrates the wells referenced above by geographic region:

Development Wells

	For the Years Ended December 31,
	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Virginia	229	222	237	237	191	191
Northern West Virginia/Southwest Pennsylvania	6	6	—	—	—	—
Tennessee	—	—	14	7	6	3

During 2004, 2003 and 2002, we drilled in the aggregate 17, 52, and 34 exploratory wells, respectively. The net number of wells for those periods was 12, 36, and 25, respectively. Some of the 2003 and 2004 wells are still being evaluated or are awaiting completion. Nine of the wells in Northern West Virginia and Southwest Pennsylvania are also awaiting completion. In 2004, three Tennessee area exploration wells drilled in 2002 were expensed as dry wells. Prior to these wells, we have not had any dry exploration wells. The following table illustrates the exploratory wells by geographic region:

Exploration Wells

	For the Years Ended December 31,
	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Virginia	—	—	19	16	15	15
Northern West Virginia/Southwest Pennsylvania	7	7	7	7	1	1
Tennessee	10	5	26	13	18	9

Production

The following table sets forth CONSOL Energy’s net revenue interest production for the periods indicated.

	For the Years Ended December 31,
	2004	2003	2002
Coalbed methane (in millions of cubic feet)	49,876	44,421	41,269

Water produced from our Virginia operations, which represents 78% of the total water produced by our gas operations, is hauled to deep wells for disposal. Water from our Northern West Virginia/Southwest Pennsylvania operations is hauled to an independent treatment facility where it is treated and discharged.

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price, net of hedging transactions, and the average net lifting cost for all of our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization. See Note 32 of Notes to Consolidated Financial Statements.

	For the Years Ended December 31,
	2004	2003	2002
Average gas sales price (per thousand cubic feet)	$5.00	$4.14	$3.17
Average net lifting cost (per thousand cubic feet)	$0.51	$0.48	$0.40

Productive Wells and Acreage

The following table sets forth, at December 31, 2004, the number of CONSOL Energy’s producing wells, developed acreage and undeveloped acreage.

	Gross	Net
Producing Wells	1,828	1,801
Developed Acreage	143,460	142,660
Undeveloped Acreage	501,404	398,154

We drilled 235 development wells in 2004, of which 33 wells were in process at December 31, 2004. Nearly all of our development wells and acreage are located in southwestern Virginia. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments are satisfied.

We currently plan to drill approximately 335 wells in 2005. Two hundred and forty of these wells are proposed to be conventional coalbed methane wells drilled into coal seams not yet mined. Fifty-eight of the remaining wells are proposed to be drilled into mine areas to produce gob gas, which is methane gas that has collected in abandoned areas of underground coal mines. Fifteen of the projected wells are conventional gas wells. Compared to coalbed methane wells, conventional gas wells put capital at a higher risk due to the potential for unsuccessful drilling. As such, the success rate of conventional gas wells may not reflect that of our coalbed methane drilling program. Twenty-two of these wells are proposed to be horizontal wells. Horizontal drilling techniques are designed to increase productivity and recovery rates in coal seams not conducive to vertical fracturing.

Sales

CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, we have not failed to deliver quantities required under contract. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In 2004, these cash flow hedges represented 28% of our produced sales volumes at an average price of $5.10 per thousand cubic feet. We intend for these transactions to cover approximately 17% of our estimated 2005 production volume. CONSOL Energy sold 84% of its gas sales volumes in 2004 under fixed priced contracts at an average price of $4.96 per thousand cubic feet compared to 90% of its gas sales volumes under fixed price contracts in 2003 at an average of $3.99 per thousand cubic feet. CONSOL Energy has entered into fixed price gas sales contracts with various marketers representing approximately 63% of total projected 2005 production, at an average price of $4.78 per thousand cubic feet in order to manage price fluctuations and achieve more predictable cash flows. We also have a gas-balancing agreement with TCO Interstate Pipeline. This agreement is in accordance with the Council of Petroleum Accountants Societies (COPAS) definition of producer imbalances, whereby the operator controls the physical production and delivery of gas to a transporter. Contracted quantities of gas rarely equal physical deliveries. As the operator, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken and paid for by the purchaser. The imbalance amounts, for both volumes and dollars, were insignificant at December 31, 2004.

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the Columbia Gas Transmission Corporation’s interstate gas pipeline (the pipeline), CONSOL Energy purchased firm transportation capacity on the pipeline. The first firm transportation arrangement covered the May 2004 through October 2004 period. CONSOL Energy expects to experience potential production curtailments through spring and summer of 2005 due to capacity constraints continuing on the pipeline. In November 2004, CONSOL Energy engaged in an extended firm transportation for use on the pipeline which covers the November 2004 through October 2006 period to offset a portion of the expected impact from the estimated curtailment. As of February 2005, purchased fixed capacity on the pipeline represents approximately 35% of our projected production for the same period. CONSOL Energy also participates in the short-term firm capacity markets to manage flows as market conditions dictate. In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs.

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk”, and in Note 27 to the Consolidated Financial Statements.

Distribution

Our gas operations in Virginia have built separate gathering systems in their gas fields to deliver gas to market. Each gathering system begins at the individual wellhead. Gas from wells is transported to market in each case by the Cardinal States Gathering Company’s major gathering system. Cardinal States Gathering Company is our wholly owned subsidiary which operates two major gathering systems. The first gathering system is a 50-mile, 16-inch gathering system that is capable of transporting 100 million cubic feet of gas per day. This gathering system has processing and compression facilities and connects with a Columbia Transmission pipeline located in Mingo County, West Virginia. The second gathering system is a 30-mile, 20-inch gathering system capable of transporting 150 million cubic feet of gas per day. This gathering system also connects with a Columbia Transmission gathering system in Wyoming County, West Virginia.

Gas Reserves

CONSOL Energy’s gas reserves are either owned or leased. Proved gas reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is net of a 1/8 royalty ownership. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations. Independent petroleum engineers with Ralph E. Davis Associates, Inc. and Schlumberger Data and Consulting Service, prepared the reserve estimates presented below. Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X.

	Net Gas Reserves (millions of cubic feet)
	As of December 31,
	2004		2003		2002
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Estimated proved developed reserves	395,152	1,489	352,935	843	329,687	559
Estimated proved undeveloped reserves	647,251	896	649,865	738	630,259	—
Total estimated proved developed and undeveloped reserves	1,042,403	2,385	1,002,800	1,581	959,946	559

Discounted Future Net Cash Flows

The following table shows, for CONSOL Energy’s net estimated proved developed and undeveloped reserves, its estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows:

	Discounted Future Net Cash Flows ($ in thousands)
	As of December 31,
	2004	2003	2002
Future net cash flows (net of income tax)	$2,872,571	$2,708,797	$2,037,696
Total standardized measure of discounted future net cash flows (net of income tax)	$1,029,538	$1,011,186	$735,181
Total standardized measure of pre-tax discounted future net cash flow	$1,655,232	$1,556,866	$1,089,900

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

Other

CONSOL Energy provides other services both to its own operations and to others. These include terminal services (including break bulk, general cargo and warehouse services), river and dock services, industrial supply services, coal waste disposal services, land resource services and power generation.

Power Generation

In March 2002, we entered into a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility was completed in June 2002 at a total cost of approximately $56 million, of which CONSOL Energy paid approximately $28 million. This facility is used for meeting peak load demands. The facility is in southwest Virginia and uses coalbed methane gas that we produce. In 2004, 2003 and 2002, the facility operated for a total of 33,340, 17,610 and 34,540 megawatt hours, respectively, and did not have a significant effect on earnings in any period.

Land Resources

CONSOL Energy is developing property assets previously used primarily to support its coal operations or property assets currently not utilized. CONSOL Energy expects to increase the value of its property assets by:

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

Industrial Supply Services

Fairmont Supply Company, a CONSOL Energy subsidiary, is a general-line distributor of mining and industrial supplies in the United States. Fairmont Supply has 11 customer service centers nationwide. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distributor to minimize total cost in the maintenance, repair and operating supply chain. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

Fairmont Supply provides mine supplies to CONSOL Energy’s mining operations. Approximately 54% of Fairmont Supply’s sales in 2004 were made to CONSOL Energy’s mines.

Terminal Services

In 2004, approximately 5.5 million tons of coal were shipped through CONSOL Energy’s exporting terminal in the Port of Baltimore. Approximately 23% of the tonnage shipped was produced by CONSOL Energy coal mines. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation.

River and Dock Services

CONSOL Energy’s river operation, located in Elizabeth, Pennsylvania, transports coal from our mines with river loadout facilities along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania to customers along these rivers. The river operation employs five company-owned towboats, six harbor boats and approximately 300 barges. In 2004, our river vessels transported a total of 10.3 million tons of coal, of which 7.9 million tons was produced by CONSOL Energy mines.

CONSOL Energy provides dock services at Kellogg Dock, located on the Mississippi River in southern Illinois, and Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania, north of the Dilworth Mine. Kellogg Dock was idle for all of 2004. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system.

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

Employee and Labor Relations

At December 31, 2004, CONSOL Energy had 6,982 employees, 3,092 of whom were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 2002 which will expire on December 31, 2006. This agreement was negotiated with the United Mine Workers of America by the Bituminous Coal Operators’ Association on behalf of its members, which include several of CONSOL Energy’s subsidiaries.

Regulations

The coal mining and gas industries are subject to regulation by federal, state and local authorities on matters such as employee health and safety, permitting and licensing requirements, air quality standards, water pollution, plant and wildlife protection, the reclamation and restoration of properties after mining or gas operations are completed, the discharge of materials into the environment, surface subsidence from underground mining and the effects of mining and gas operations on groundwater quality and availability. In addition, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for CONSOL Energy’s coal and gas products. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on CONSOL Energy’s mining or gas operations or its customers’ ability to use coal or gas and may require CONSOL Energy or its customers to change their operations significantly or incur substantial costs.

Numerous governmental permits and approvals are required for mining and gas operations. CONSOL Energy is, or may be, required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment and public and employee health and safety. All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Future legislation and administrative regulations may increasingly emphasize the protection of the environment, health and safety and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

While it is not possible to quantify the costs of compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. CONSOL Energy made capital expenditures for environmental control facilities of approximately $1.3 million, $1.4 million and $1.4 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively. CONSOL Energy expects to have capital expenditures of $15.1 million for 2005 for environmental control facilities. These costs are in addition to reclamation and mine closing costs. Compliance with these laws has substantially increased the cost of coal mining and gas production, but is, in general, a cost common to all domestic coal and gas producers.

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

In addition to the federal legislation, we are also liable under various state statutes for black lung claims. Our black lung benefit liabilities, including the current portions, totaled approximately $441 million at December 31, 2004. These obligations are unfunded at December 31, 2004.

In recent years, legislation on black lung reform has been introduced in, but not enacted by, Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition, results of operations and cash flows.

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

Workers’ Compensation

CONSOL Energy is required to compensate employees for work-related injuries. Our workers’ compensation liabilities, including the current portion, were $196 million at December 31, 2004. These obligations are unfunded. The amount we expensed in the twelve months ended December 31, 2004, was $69 million, while the related cash payment for this liability was $53 million. Several states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could adversely affect CONSOL Energy.

CONSOL Energy changed its method of accounting for workers’ compensation effective January 1, 2004. Prior to the change, we recorded our workers’ compensation liability on an undiscounted basis. Under the new method, we record the liability on an actuarially determined basis, which uses various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change was preferable since it aligns the accounting with our other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with our industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

The change was reflected as a cumulative effect from a change in accounting in the quarter ended March 31, 2004 according to Accounting Principles Board Opinion (ABP) No. 20, “Accounting Changes.” The effect of the change resulted in an income adjustment of approximately $83 million, net of approximately $53 million of deferred tax expense.

Retiree Health Benefits Legislation

The Coal Industry Retiree Health Benefit Act of 1992 requires CONSOL Energy to make payments to fund the cost of health benefits for our and other coal industry retirees. The cost for this plan is recognized as expense when payments are assessed. We made payments of $53 million ($50 million expensed and $3 million capitalized) for such health benefits in the twelve months ended December 31, 2004. Based on current law and available information, at December 31, 2004, CONSOL Energy’s obligation is estimated at approximately $483 million.

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

Our reclamation and mine-closing liabilities, including the current portion, were $365 million at December 31, 2004. Our future operating results would be adversely affected if these accruals are determined to be insufficient. These obligations are unfunded. The amount that was expensed for the twelve months ended December 31, 2004 was $23 million, while the related cash payment for such liability during the same period was $39 million.

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

Clean Air Act and Related New Regulations

The federal Clean Air Act and similar state laws and regulations, which regulate emissions into the air, affect coal mining, gas and processing operations primarily through permitting and/or emissions control requirements. In addition, the United States Environmental Protection Agency has issued certain, and is considering further, regulations relating to fugitive dust and coal combustion emissions which could restrict CONSOL Energy’s ability to develop new mines or require CONSOL Energy to modify its operations. In July 1997, the United States Environmental Protection Agency adopted new, more stringent National Ambient Air Quality Standards (“NAAQS”) for particulate matter which may require some states to change existing implementation plans. As a result of the NAAQS revisions, many areas of the country were reclassified from attainment to non-attainment for fine particulate or ozone in 2004. Because coal mining operations and plants burning coal emit particulate matter, CONSOL Energy’s mining operations and utility customers are likely to be directly affected when the revisions to the National Ambient Air Quality Standards are implemented by the states. Regulations may restrict CONSOL Energy’s ability to develop new mines or could require CONSOL Energy to modify its existing operations.

CONSOL Energy believes it has obtained all necessary permits under the Clean Air Act. The expiration dates of these permits range from October 1, 2005 through June 30, 2008. CONSOL Energy monitors permits required by operations regularly and takes appropriate action to extend or obtain permits as needed. Permitting costs with respect to the Clean Air Act were $58,000, $104,000 and less than $19,000 for 2004, 2003 and 2002, respectively.

The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of coal fired electric power generating plants. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. New environmental regulations governing emissions from coal-fired electric generating plants could affect demand for coal as a fuel source and affect the volume of our sales. For example, the federal Clean Air Act places limits on sulfur dioxide and nitrogen dioxide emissions from electric power plants.

Further sulfur dioxide emission reductions will be required by proposed Clear Skies legislation or Clean Air Interstate Rules (“CAIR”), one of which likely will be enacted in 2005. In order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. Clear Skies legislation and CAIR rules will both significantly reduce sulfur dioxide emission allowances available to electric power plants. As limits are ratcheted down, very few coals are truly “compliance” coal and the installation of environmental control technology in the form of scrubbers becomes an economic option. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent and timing to which power generators install scrubbers could materially affect our business.

Other new and proposed reductions in emissions of mercury, nitrogen oxides, particulate matter or various greenhouse gases may require the installation of additional control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, in 2004, the United States Environmental Protection Agency (EPA) required the reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will also require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. EPA is also working on an implementation plan for the 8-hour ozone standard and this may require some customers to further reduce nitrogen oxide emissions, a precursor of ozone.

The Clean Air Act requires that standards be developed for sources of hazardous air pollutants. For instance, rules regulating mercury emissions from coal-fired power plants were proposed by the EPA on January 30, 2004, and are expected to be finalized in 2005 either through Clear Skies legislation or the EPA regulatory process. These proposed rules, when finalized, will establish mercury emissions standards for both new and existing coal-fired power plants. Two significantly different rules were proposed for comment, with one proposal imposing much stricter emission limits on power plants burning bituminous coal than subbituminous coal. The other proposal also imposes more stringent emission limits on bituminous coal compared to subbituminous coal, but the differences are considerably narrower. Conversely, power plants burning bituminous coal that have selective catalytic reduction (SCR) systems installed for nitrogen oxide (NOx) emissions control and scrubbers for sulfur dioxide emissions control have been found to achieve significant mercury reduction also. This same emission control equipment does not produce high levels of mercury emission reduction in plants burning subbituminous coal. Depending on the emission control option used in the final rule, coal-fired power plants will be required to address mercury emissions by 2010, and perhaps earlier. Final regulations could favor or disadvantage bituminous coal with respect to mercury emissions control, depending on the version enacted.

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

The United States Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. These lawsuits could require the utilities to pay penalties, install pollution control equipment or undertake other emission reduction measures which could positively or negatively impact their demand for CONSOL Energy coal.

Also, numerous proposals have been made at the international, national and state levels that are intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. If comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States or individual states, it may affect the use of fossil fuels, particularly coal, as an energy source.

Clean Water Act

The federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated effluent waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. CONSOL Energy believes it has obtained all permits required under the Clean Water Act and corresponding state laws and is in substantial compliance with such permits. However, new requirements under the Clean Water Act and corresponding state laws may cause CONSOL Energy to incur significant additional costs that could adversely affect its operating results, financial condition and cash flows.

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

From time to time, we have been the subject of administrative proceedings, litigation and investigations relating to environmental matters. We have been named as a potentially responsible party at Superfund sites in the past. We may become involved in future proceedings, litigation or investigations and incur liabilities that could be materially adverse to us. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized an estimated liability for remediation of this site of which $2.7 million remained as of March 31, 2004. In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. The transaction resulted in the reversal of the remaining liability and the recognition of $1.4 million of income. Also, CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. The EPA has also identified 38 other PRPs for the Ward Transformer site. No remedial approaches have been agreed to date between the EPA and PRPs. No agreement on an allocation of costs between PRPs and EPA has been reached to date. The estimated total remediation cost for all responsible parties, based on preliminary information available at the time, is approximately $7.5 million. Based on preliminary information received to date, CONSOL Energy estimates its portion of this claim to be approximately 20% of the total. Accordingly, a liability of $1.5 million was recorded in the three months ended December 31, 2004. CONSOL Energy has made no payments to date related to the remediation of this site.

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

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act and corresponding state laws and regulations affect coal mining and gas operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed are subject to corrective action orders issued by the EPA which could adversely affect our results, financial condition and cash flows.

Federal Coal Leasing Amendments Act

Mining operations on federal lands in the western United States are affected by regulations of the United States Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the United States Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Regulations adopted by the United States Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal leases for operations developed on such leases. CONSOL Energy’s only operation with federal mineral leases is Emery Mine. Emery Mine is not currently mining on the federal mineral leases and incurred no lease expense in the year ended December 31, 2004. Emery Mine’s asset for advance mining royalty related to the federal leases was $0.5 million at December 31, 2004. These advance royalties will be amortized on a units-of-production method as the tons related to the lease are mined.

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

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is defending against approximately 25,100 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution from manufacturers of identified products in certain jurisdictions, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency, or EPA, that it is a potentially responsible party, or PRP, under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. The EPA has also identified 38 other PRPs for the Ward Transformer site. No remedial approaches have been agreed to between the EPA and PRPs. No agreement on an allocation of costs between PRPs and EPA has been reached to date. The estimated total remediation cost for all responsible parties, based on preliminary information, is approximately $7.5 million. Based on preliminary information received to date, CONSOL Energy estimates its portion of this claim to be approximately 20% of the total remediation cost.

On October 21, 2003, a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL Energy utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening it’s financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Another class action complaint has been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with that complaint. CONSOL Energy management believes those claims are without merit, and, accordingly, we have not accrued any liability associated with those claims.

In the opinion of management, the ultimate liabilities resulting from pending lawsuits and claims will not materially affect its financial position, results of operations or cash flows.

Item 4. Submission	of Matters to a Vote of Security Holders.

None.

Executive Officers of CONSOL Energy

The following is a list of CONSOL Energy’s executive officers, their ages as of February 15, 2005 and their positions and offices held with CONSOL Energy.

Name	Age	Position
J. Brett Harvey	54	President and Chief Executive Officer and Director
Peter B. Lilly	56	Chief Operating Officer—Coal
Ronald E. Smith	56	Executive Vice President—Gas Operations, Land Resources and Engineering Services
William J. Lyons	56	Chief Financial Officer

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

Ronald E. Smith has been Executive Vice President—Gas Operations, Land Resources and Engineering Services of CONSOL Energy since April 1, 1992. Mr. Smith joined CONSOL Energy in 1972.

William J. Lyons has been Chief Financial Officer of CONSOL Energy since February 1, 2001. From January 1, 1995 to February 1, 2001, Mr. Lyons held the position of Vice President—Controller for CONSOL Energy. Mr. Lyons joined CONSOL Energy in 1976.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol CNX. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated.

	High	Low	Dividends
Twelve Month Period Ended December 31, 2003
Quarter Ended March 31, 2003	$18.01	$14.55	$0.14
Quarter Ended June 30, 2003	$24.61	$15.65	$0.14
Quarter Ended September 30, 2003	$22.95	$18.18	$0.14
Quarter Ended December 31, 2003	$26.80	$18.67	$0.14
Twelve Month Period Ended December 31, 2004
Quarter Ended March 31, 2004	$30.01	$20.24	$0.14
Quarter Ended June 30, 2004	$36.73	$24.85	$0.14
Quarter Ended September 30, 2004	$39.25	$29.80	$0.14
Quarter Ended December 31, 2004	$43.90	$32.11	$0.14

As of February 7, 2005, there were approximately 23,000 holders of record of our common stock. The computation of the approximate number of shareholders is based upon a broker search.

On January 28, 2005, CONSOL Energy’s board of directors declared a dividend of $0.14 per share, payable on February 25, 2005, to shareholders of record on February 10, 2005.

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

See Part III, Item 11. Executive Compensation for information relating to CONSOL Energy’s equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the twelve months ended December 31, 2004, 2003, 2002, twelve months ended June 30, 2001 and June 30, 2000, and the six months ended December 31, 2001 are derived from our audited consolidated financial statements. The selected consolidated financial data for, and as of the end of, the twelve months ended December 31, 2001 are derived from our unaudited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of our financial position and operating results for these periods. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included in this report. In 2001, we changed our fiscal year from a fiscal year ended June 30 to a fiscal year ended December 31 in order to coordinate reporting periods with our majority shareholder at that time commencing with the fiscal year started January 1, 2002.

STATEMENT OF INCOME DATA

(In thousands except per share data)

	Years Ended December 31,				Six Months Ended December 31,	Twelve Months Ended June 30,
	2004	2003	2002	2001	2001	2001	2000
	(Unaudited)
Revenue and Other Income:
Sales(A)	$2,580,253	$2,042,851	$2,003,345	$2,095,463	$964,460	$2,123,202	$2,094,850
Freight(A)	110,175	114,582	134,416	159,029	70,314	160,940	165,934
Other income	86,321	65,033	45,837	64,526	31,223	70,457	64,359

Total Revenue and Other Income	2,776,749	2,222,466	2,183,598	2,319,018	1,065,997	2,354,599	2,325,143
Costs:
Cost of goods sold and other operating charges	2,001,010	1,624,016	1,543,189	1,585,686	761,146	1,554,867	1,498,982
Freight expense	110,175	114,582	134,416	159,029	70,314	160,940	165,934
Selling, general and administrative expense	72,870	77,571	65,888	61,155	31,493	63,043	62,164
Depreciation, depletion and amortization	280,397	242,152	262,873	243,588	120,039	243,272	249,877
Interest expense	31,429	34,451	46,213	43,356	16,564	57,598	55,289
Taxes other than income	198,305	160,209	172,479	160,954	80,659	158,066	174,272
Export sales excise tax resolution	—	(614)	(1,037)	(118,120)	5,402	(123,522)	—
Restructuring costs	—	3,606	—	—	—	—	12,078

Total Costs	2,694,186	2,255,973	2,224,021	2,135,648	1,085,617	2,114,264	2,218,596

Earnings (loss) before income taxes	82,563	(33,507)	(40,423)	183,370	(19,620)	240,335	106,547
Income taxes (benefits)	(32,646)	(20,941)	(52,099)	32,164	(20,679)	56,685	(493)

Earnings (loss) before cumulative effect of change in accounting principle	115,209	(12,566)	11,676	151,206	1,059	183,650	107,040

Cumulative effect of changes in accounting for workers’ compensation liability, net of income taxes of $53,080	83,373	—	—	—	—	—	—
Cumulative effect of changes in accounting for mine closing, reclamation and gas well closing costs, net of income taxes of $3,035	—	4,768	—	—	—	—	—

Net Income (loss)	$198,582	$(7,798)	$11,676	$151,206	$1,059	$183,650	$107,040

Earnings per share from continuing operations
Basic	$1.28	$(0.15)	$0.15	$1.92	$0.01	$2.34	$1.35

Dilutive	$1.26	$(0.15)	$0.15	$1.91	$0.01	$2.33	$1.35

Earnings per share from net income
Basic(B)	$2.20	$(0.10)	$0.15	$1.92	$0.01	$2.34	$1.35

Dilutive(B)	$2.18	$(0.10)	$0.15	$1.91	$0.01	$2.33	$1.35

Weighted average number of common shares outstanding:
Basic	90,230,693	81,732,589	78,728,560	78,671,821	78,699,732	78,613,580	79,499,576

Dilutive	91,199,945	81,732,589	78,834,023	78,964,557	78,920,046	78,817,935	79,501,326

Dividend per share	$0.56	$0.56	$0.84	$1.12	$0.56	$1.12	$1.12

BALANCE SHEET DATA

(In thousands)

	At December 31,				At June 30,
	2004	2003	2002	2001	2001	2000
Working capital (deficiency)	$(235,316)	$(358,459)	$(191,596)	$(70,505)	$(368,118)	$(375,074)
Total assets	4,195,611	4,318,978	4,293,160	4,298,732	3,894,971	3,866,311
Short-term debt	5,060	68,760	204,545	77,869	360,063	464,310
Long-term debt (including current portion)	429,645	495,242	497,046	545,440	303,561	307,362
Total deferred credits and other liabilities	2,595,345	2,757,130	2,828,249	2,913,763	2,378,323	2,358,725
Stockholders’ equity	469,021	290,637	162,047	271,559	351,647	254,179

OTHER OPERATING DATA

(Unaudited)

	Twelve Months Ended December 31,				Six Months Ended December 31,	Twelve Months Ended June 30,
	2004	2003	2002	2001	2001	2001	2000
Coal:
Tons sold (in thousands)(C)(D)	69,537	63,962	67,308	76,503	35,587	77,322	78,714
Tons produced (in thousands)(D)	67,745	60,388	66,230	73,705	34,355	71,858	73,073
Productivity (tons per manday)(D)	40.51	41.26	40.18	39.95	37.15	42.21	44.23
Average production cost ($ per ton produced)(D)	$27.54	$26.24	$24.73	$22.21	$23.73	$21.35	$20.00
Average sales price of tons produced ($ per ton produced)(D)	$30.06	$27.61	$26.76	$24.66	$25.02	$23.93	$23.66
Recoverable coal reserves (tons in millions)(D)(E)	4,509	4,158	4,275	4,365	4,365	4,411	4,461
Number of mining complexes (at period end)	17	20	22	27	27	23	22
Gas:
Net sales volume produced (in billion cubic feet)(D)	48.60	44.46	41.30	33.92	17.61	29.75	14.20
Average sale price ($ per mcf)(D)(F)	5.41	$4.31	$3.17	$4.04	$2.63	$5.19	$3.01
Average costs ($ per mcf)(D)	2.45	$2.35	$2.18	$2.38	$2.27	$2.16	$1.60
Net estimated proved reserves (in billion cubic feet)(D)(G)	1,045	1,004	961	1,023	1,023	677	653

CASH FLOW STATEMENT DATA (In thousands)
	Twelve Months Ended December 31,				Six Months Ended December 31,	Twelve Months Ended June 30,
	2004	2003	2002	2001	2001	2001	2000
				(Unaudited)
Net cash provided by operating activities	$358,091	$381,127	$329,556	$347,356	$93,084	$435,839	$295,028
Net cash used in investing activities	(400,542)	(204,614)	(339,936)	(114,160)	(11,598)	(233,321)	(299,554)
Net cash (used in) provided by financing activities	42,360	(181,517)	6,315	(228,184)	(82,529)	(194,074)	(10,852)

OTHER FINANCIAL DATA (Unaudited) (In thousands)
Capital expenditures	$410,611	$290,652	$295,025	$266,825	$162,700	$213,132	$142,270
EBIT(H)	108,616	(5,354)	(1,230)	194,330	(2,132)	262,052	156,165
EBITDA(H)	389,013	236,798	261,643	437,918	117,907	505,324	406,042
Ratio of earnings to fixed charges(I)	3.14	—	—	4.59	—	4.54	2.70

(A)	See Note 29 of Notes to Consolidated Financial Statements for sales and freight by operating segment.
(B)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 969,252, none, 105,463 and 292,736 for the twelve months ended December 31, 2004, December 31, 2003, December 31, 2002 and 2001; 220,314 for the six months ended December 31, 2001; and 204,335 and 1,750 for twelve months ended June 30, 2001 and 2000.
(C)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 2.1 million tons in the twelve months ended December 31, 2004; 2.5 million tons in the twelve months ended December 31, 2003; 2.5 million tons in the twelve months ended December 31, 2002; 2.8 million tons in the twelve months ended December 31, 2001; 1.3 million tons in the six months ended December 31, 2001; 2.7 million tons in the twelve months ended June 30, 2001; and 3.5 million tons in the twelve months ended June 30, 2000. Sales of coal produced by equity affiliates were: 0.1 million tons in the twelve months ended December 31, 2004; 1.0 million tons in the twelve months ended December 31, 2003; 1.6 million tons in the twelve months ended December 31, 2002; 1.6 million tons in the twelve months ended December 31, 2001; 0.9 million tons in the six months ended December 31, 2001; and 0.7 million tons in the twelve months ended June 30, 2001. No sales from equity affiliates occurred in previous periods presented.
(D)	For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their net production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, Glennies Creek Mine is reported as an equity affiliate through February 2004. Glennies Creek Mine is reported as an equity affiliate for the entire December 2003 period and Line Creek was reported as an equity affiliate through February 2003. Line Creek Mine and Glennies Creek Mine are reported as equity affiliates for the December 31, 2002 period. Line Creek Mine was also reported as an equity affiliate for the December 31, 2001 and June 30, 2001 periods. No other periods have coal equity affiliates. For gas, Knox Energy makes up the equity earnings data in 2004, 2003 and 2002. Greene Energy was part of equity earnings in 2002 and 2001. Pocahontas Gas Partnership accounts for the majority of the information reported as an equity affiliate for approximately eight months in the December 31, 2001 period and for the entire year of the previous periods presented. Sales of gas produced by equity affiliates were .20 bcf in the twelve months ended December 31, 2004, .08 bcf in the twelve months ended December 31, 2003, .22 bcf in the twelve months ended December 31, 2002, 5.5 bcf in the twelve months ended December 31, 2001, 1.4 bcf in the six months ended December 31, 2001, and 7.7 bcf in the twelve months ended June 30, 2001.
(E)	Represents proven and probable coal reserves at period end.
(F)	Represents average net sales price before the effect of derivative transactions.
(G)	Represents proved developed and undeveloped gas reserves at period end.

(H)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

	Twelve Months Ended December 31,				Six Months Ended December 31,	Twelve Months Ended June 30,
(Unaudited)) (In thousands)	2004	2003	2002	2001	2001	2001	2000
Net Income (Loss)	$198,582	$(7,798)	$11,676	$151,206	$1,059	$183,650	$107,040
Add: Interest expense	31,429	34,451	46,213	43,356	16,564	57,598	55,289
*Less: Interest income	(5,376)	(5,602)	(5,738)	(5,990)	(3,734)	(4,817)	(5,671)
*Less: Interest income included in export sales excise tax resolution	—	(696)	(1,282)	(26,406)	4,658	(31,064)	—
Less: Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	(83,373)	—	—	—	—	—	—
Less: Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income taxes of $3,035	—	(4,768)	—	—	—	—	—
Add: Income Tax Expense (Benefit)	(32,646)	(20,941)	(52,099)	32,164	(20,679)	56,685	(493)

Earnings (Loss) before interest and taxes (EBIT)	108,616	(5,354)	(1,230)	194,330	(2,132)	262,052	156,165
Add: Depreciation, depletion and amortization	280,397	242,152	262,873	243,588	120,039	243,272	249,877

Earnings before interest, taxes and depreciation, depletion and amortization (EBITDA)	$389,013	$236,798	$261,643	$437,918	$117,907	$505,324	$406,042

(I)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the twelve months ended December 31, 2003 and December 31, 2002, fixed charges exceeded earnings by $24.7 million and $30.6 million, respectively. For the six months ended December 31, 2001, fixed charges exceeded earnings by $20.4 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CONSOL Energy had net income of $199 million for the twelve months ended December 31, 2004 compared to a net loss of $8 million for the twelve months ended December 31, 2003. Net income for 2004 was improved due to increased coal and gas sales volume and increased average sales prices for both coal and gas. Pre-tax earnings also improved $21 million due to the recognition of the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Net income also improved due to the gain on sale of the stock of our wholly owned subsidiary, CNX Australia Pty Limited, to certain affiliates of AMCI, Inc. In addition, net income improved due to an increased tax benefit related to the release of $15 million of contingent income tax liability resulting from the settlement of the federal, state and foreign income tax audits of prior years. Also, additional income resulted from the cumulative effect of change in accounting related to workers’ compensation in 2004. These increases in net income were offset, in part, by higher cost of goods sold attributable to higher sales volumes of coal and gas and to higher unit costs for coal and gas produced. Higher cost per ton of coal produced was due mainly to increased labor, supply and Combined Fund premiums per unit produced. Higher cost of gas produced was attributable to increased royalty cost and cost of firm transportation incurred by the gas operations. Increases in net income were also offset, in part, by $32 million of accelerated depreciation, depletion and amortization taken for equipment and facilities at Rend Lake and other idled mining operations. While there are no current plans for the use of the equipment or facilities, these mines have existing reserves that could be accessed from other locations or through new facilities.

Total coal sales for the twelve months ended December 31, 2004 were 69.5 million tons, including our portion of sales by equity affiliates, of which 67.4 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company produced coal, including coal sold from inventories and produced by equity affiliates. This compares with total coal sales of 64.0 million tons for the twelve months ended December 31, 2003, of which 61.5 million tons were produced by CONSOL Energy operations or sold from inventory of company produced coal including coal sold from inventories and produced by equity affiliates. The increase in tons sold was due primarily to the Loveridge Mine resuming production in March 2004 and increased production at the McElroy Mine. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area and therefore it had no production in 2003. McElroy production increased due to the addition of a second longwall mining unit during 2004 and improved mining conditions compared to 2003. Several other mines increased production in 2004 compared to 2003. CONSOL Energy produced 67.7 million tons, including our portion of production at equity affiliates in 2004 compared to 60.4 million tons, including our portion of production at equity affiliates in 2003.

Sales of coalbed methane gas, including our share of the sales from equity affiliates were 55.5 billion cubic feet in 2004 compared to 50.8 billion cubic feet in 2003. The increased sales volume is primarily due to higher production volumes as a result of our on-going drilling program. Our average sales price for coalbed methane gas, including our portion of sales from equity affiliates, was $5.05 per thousand cubic feet in 2004 compared to $4.16 per thousand cubic feet in 2003. We believe that the 2004 gas market price increases were largely attributable to continued concerns over levels of North American gas production, as well as increased oil prices and the economic recovery which resulted in greater electricity use in our principal markets.

CONSOL Energy restated first quarter 2004 net income by approximately $2.2 million to reflect the recognition of the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with authoritative accounting guidance.

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy has temporarily sealed the mine in order to extinguish the localized fire that developed after the ignition. Based on a review of gas samples from the mine that have been collected and analyzed by CONSOL Energy as well as by state and federal safety officials, it has been determined that the fire exists in a localized area adjacent to the longwall mining system. In addition to sealing the mine, CONSOL Energy plans to drill several boreholes from the surface into the area of the mine where the problem is believed to be located. An initial borehole drilling has penetrated the mine at the place where a mine fire was suspected to have started. Video equipment lowered into the borehole to visually inspect the area shows that the location is clear of any fire or smoke. Various materials, including nitrogen foam and water will be pumped into the area in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. The mine is currently idle and will not produce coal while the mine is sealed. Gas production from this area may also be curtailed due to the idling of the Buchanan longwall. Gas production from this area averaged 23.6 thousand cubic feet per day in January 2005.

Results of Operations

Twelve Months Ended December 31, 2004 compared with Twelve Months Ended December 31, 2003 (Amounts reported in millions)

Net Income

Net income changed primarily due to the following items:

	2004	2003	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased	$2,087	$1,758	$329	18.7%
Gas Sales—Produced	275	208	67	32.2%
Gas Sales—Purchased	112	—	112	100.0%
Other Sales and other income	303	256	47	18.4%

Total Revenue and other income	2,777	2,222	555	25.0%
Coal Cost of Goods Sold—Produced and Purchased	1,533	1,310	223	17.0%
Produced Gas Cost of Goods Sold	105	84	21	25.0%
Purchased Gas Cost of Goods Sold	113	—	113	100.0%
Other Cost of Goods Sold	250	230	20	8.7%

Total Cost of Goods Sold	2,001	1,624	377	23.2%
Depreciation, Depletion and Amortization	280	242	38	15.7%
Taxes Other Than Income	198	160	38	23.8%
Other	215	230	(15)	(6.5)%

Total Costs	2,694	2,256	438	19.4%
Earnings (Loss) before income tax and cumulative effect of change in accounting principle	83	(34)	117	344.1%
Income Taxes	33	21	12	57.1%

Earnings (Loss) before Cumulative effect of change in accounting	116	(13)	129	992.3%
Cumulative effect of change in accounting	83	5	78	1,560.0%

Net Income (Loss)	$199	$(8)	$207	2,587.5%

Net income for 2004 was improved due to increased coal and gas sales volumes and increased average sales prices for both coal and gas. Pre-tax earnings also improved $21 million due to the recognition of the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with accounting guidance. Also, net income was improved $14 million due to the gain on sale of the stock of CONSOL Energy’s wholly owned subsidiary, CNX Australia Pty Limited, to certain affiliates of AMCI, Inc. In addition, net income improved due to an increased tax benefit related to the release of $15 million of contingent income tax liabilities resulting from the settlement of the federal, state and foreign income tax audits of prior years. Also, an additional $83 million of income from the cumulative effect of change in accounting related to workers’ compensation was recognized in 2004 compared to $5 million of income for mine closing, perpetual care and gas well closing costs recognized in 2003. These increases in net income were offset, in part, by higher cost of goods sold attributable to higher sales volumes of coal and gas and to higher unit costs for coal and gas produced. Higher cost per ton of coal produced was due mainly to increased labor, supply and Combined Fund premiums per unit produced. Higher cost of gas produced was attributable to increased royalty cost and cost of firm transportation incurred by the gas operations. Increases in net income were also offset, in part, by $32 million of accelerated depreciation, depletion and amortization taken for equipment and facilities at Rend Lake and other idled mining operations. While there are no current plans for the use of the equipment or facilities, these mines have existing reserves that could be accessed from other locations or through new facilities.

Revenue

Revenue and other income increased due to the following items:

	2004	2003	Dollar Variance	Percentage Change
Sales
Produced Coal	$2,008	$1,683	$325
Produced Coal—Related Party	—	1	(1)

Total Produced Coal	2,008	1,684	324	19.2%
Purchased Coal	79	74	5	6.8%
Produced Gas	275	208	67	32.2%
Purchased Gas	112	—	112	100.0%
Industrial Supplies	79	63	16	25.4%
Other	27	14	13	92.9%

Total Sales	2,580	2,043	537	26.3%
Freight Revenue	110	114	(4)
Freight—Related Party	—	1	(1)

Total Freight	110	115	(5)	(4.3)%
Other Income	87	64	23	35.9%

Total Revenue and Other Income	$2,777	$2,222	555	25.0%

The increase in Company produced coal sales revenue was due mainly to higher volumes sold during the period-to-period comparison and an increase in average sales price per ton.

	2004	2003	Variance	Percentage Change
Produced Tons Sold (in millions)	67.3	60.9	6.4	10.5%
Average Sales Price Per Ton	$29.84	$27.67	$2.17	7.8%

The increase in tons sold was due primarily to the Loveridge Mine resuming production in March 2004 and increased production at the McElroy Mine. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area and therefore it had no production in 2003. McElroy production increased due to the addition of a second longwall mining unit during 2004 and improved mining conditions compared to 2003. The increase in company produced coal sales revenue was also attributable to the increase in average sales price per ton sold. The increase in average sales price reflects stronger prices negotiated in 2003 and an overall improvement in 2004 prices in the eastern coal market for coals sold to domestic and foreign utilities and for metallurgical coal.

The increase in Company purchased coal sales revenue was due to higher average sales price per ton of purchased coal, offset, in part, by a decrease in tons of purchased coal sold.

	2004	2003	Variance	Percentage Change
Purchased Tons Sold (in millions)	2.1	2.4	(0.3)	(12.5)%
Average Sales Price Per Ton	$37.60	$31.16	$6.44	20.7%

The increased average sales price is primarily due to some of the purchased coal tons being sold in higher priced export and metallurgical markets. Increased revenue from higher average sales prices were offset by lower sales volumes in 2004 compared to 2003.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in 2004 compared to 2003.

	2004	2003	Variance	Percentage Change
Produced Gas Gross Sales Volumes (in billion cubic feet)	54.6	50.0	4.6	9.2%
Average Sales Price Per thousand cubic feet	$5.04	$4.16	$0.88	21.2%

We believe that the 2004 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and the economic recovery which resulted in greater electricity use in our principal markets. CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In 2004, these financial cash flow hedges represented 28% of our produced gas sales volumes at an average price of $5.10 per thousand cubic feet. We currently intend to cover approximately 17% of our estimated 2005 production volume with gas swap transactions. CONSOL Energy sold 84% of its produced gas sales volumes in 2004 under fixed priced contracts at an average price of $4.96 per thousand cubic feet compared to 90% of its gas sales volumes under fixed price contracts in 2003 at an average price of $3.99 per thousand cubic feet. Higher sales volumes in 2004 were a result of wells coming on-line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased prices. CONSOL has entered into fixed price gas sales contracts with various marketers, representing approximately 63% of total projected 2005 production, at an average price of $4.78/mcf in order to manage price fluctuations and achieve more predictable cash flows.

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the Columbia Gas Transmission Corporation’s interstate gas pipeline, referred to as the pipeline, CONSOL Energy purchased firm transportation capacity on the pipeline during 2004. The first firm transportation arrangement covered the May 2004 through October 2004 period. CONSOL Energy expects to experience potential production curtailments through spring and summer of 2005 due to capacity constraints continuing on the pipeline. In November 2004, CONSOL Energy entered into an extended firm transportation arrangement for fixed capacity on the pipeline to offset a portion of the expected impact from the estimated curtailments. This arrangement covers the November 2004 through October 2006 period. As of February 2005, the purchased fixed capacity on the pipeline represents approximately 35% of our projected production for the same period. In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs.

	2004	2003	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	17.5	—	17.5	100.0%
Average Sales Price Per thousand cubic feet	$6.39	—	$6.39	100.0%

The increase in revenues from the sale of industrial supplies was due to increased sales volumes and prices.

The increase in other sales is primarily attributable to higher through put of outside coal volumes through our Baltimore terminal.

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

	2004	2003	Dollar Variance	Percentage Change
Gain on Sale of Assets	$41	$23	$18	78.3%
Royalty Income	19	16	3	18.8%
Harbor Maintenance Fee Refund	—	3	(3)	(100.0)%
Equity in Loss of Affiliates	(4)	(9)	5	55.6%
Other Miscellaneous	31	31	—	—

Total Other Revenue	$87	$64	$23	35.9%

The 2004 gain on sale of assets is due mainly to CONSOL Energy’s sale of stock in its wholly owned subsidiary, CNX Australia Pty Limited, to certain affiliates of AMCI, Inc. for $28 million. Certain affiliates of AMCI, Inc. also assumed approximately $21 million of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale was completed on February 25, 2004 and resulted in a pre-tax gain of approximately $14 million. The gain on sale of assets in 2004 is also related to the assignment of certain coal leases, conveyance of associated surface property, the transfer of related mining permits and the related liabilities for a location in southern West Virginia that resulted in a pre-tax gain of approximately $7 million. The additional gain on sale of assets in 2004 is related to the sale of several previously closed operations and the sale of surplus equipment. The 2003 gain on sale of assets primarily was related to the expiration in 2003 of an option granted to a third party to purchase property for which CONSOL Energy received nonrefundable proceeds of $5 million and gains from the sale of surplus equipment.

Royalty income has increased due primarily to third parties producing additional tonnage and gas volumes from CONSOL owned property in the period-to-period comparison.

Other income for 2003 included a $3 million harbor maintenance fee refund received from the federal government for prior claims related to harbor maintenance fees imposed by the Federal statute that was subsequently declared unconstitutional. These claims were pursued since 1991, and we do not expect other refunds related to these claims.

The improvement in equity losses of affiliates is primarily attributable to CONSOL Energy’s equity interest in the losses of Glennies Creek mine in 2003. CONSOL Energy’s interest in this mine was sold in February 2004.

Costs

	2004	2003	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges:
Produced Coal	$1,457	$1,238	$219	17.7%
Purchased Coal	76	72	4	5.6%
Produced Gas	105	84	21	25.0%
Purchased Gas	113	—	113	100.0%
Industrial Supplies	94	66	28	42.4%
Closed and Idle Mines	72	62	10	16.1%
Other	84	102	(18)	(17.6)%

Total Cost of Goods Sold	$2,001	$1,624	$377	23.2%

Increased cost of goods sold and other charges for company produced coal was due mainly to the increased produced tons sold and an increase in the average cost per ton of produced coal sold.

	2004	2003	Variance	Percentage Change
Produced Tons Sold (in millions)	67.3	60.9	6.4	10.5%
Average Cost of Goods Sold and Other Charges Per Ton	$21.64	$20.34	$1.30	6.4%

Produced tons sold increased due primarily to the Loveridge Mine resuming production in March 2004 and increased production at the McElroy Mine. Loveridge experienced a fire in February 2003 while it was in the process of developing a new underground area and therefore this location had no production in 2003. McElroy production increased due to the addition of a second longwall mining unit during 2004 and improved mining conditions compared to 2003. Several other mines increased production in 2004 compared with 2003. Average cost of goods sold and other charges per ton also increased in 2004 compared to 2003. This increase was attributable to higher supply costs and labor per unit produced. Increased supply costs were related to the higher costs of materials, especially metal products, used in the mining process experienced in 2004 compared to 2003. Increased labor and supply costs were also attributable to additional continuous miner shifts in 2004. Continuous mining machines are used to mine the coal reserve in such a way that large, rectangular blocks of coal, called panels, are delineated underground in preparation for mining by larger more efficient longwall machines in mines equipped with these systems. Typically, mines attempt to delineate more than one panel in advance so that as the longwall machine completes the extraction of the coal in one panel, it can move without delay to another prepared panel. Continuous mining machines are more labor intensive and use more supplies per ton of coal produced than longwall mining systems. Also, CONSOL Energy production from non-longwall mines required additional continuous mining machine shifts to maintain prior year production levels at these locations. Increased average cost per ton was also due to increased Combined Fund premiums related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The increase was approximately $28 million for the plan year beginning October 1, 2003, of which all has been expensed from October 1, 2003 through September 30, 2004. Approximately $21 million of expense was recognized in 2004. These increases in costs per ton were offset, in part, by reduced other post-employment benefits due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in 2004.

Purchased coal cost of goods sold and other charges increased due primarily to higher average cost per ton, offset, in part, by reduced volumes of purchased coal sold.

	2004	2003	Variance	Percentage Change
Purchased Tons Sold (in millions)	2.1	2.4	(0.3)	(12.5)%
Average Cost of Goods Sold and Other Charges Per Ton	$36.34	$30.31	$6.03	19.9%

The increase in cost of goods sold and other charges for purchased coal was primarily due to higher average cost per ton of purchased coal sold in 2004 compared to 2003. The increase in the average cost of purchased coal is primarily due to increased market prices for export and metallurgical coal. The increase in cost of goods sold and other charges was offset, in part, due to a slight decrease in volume of purchased coal sold.

Produced gas cost of goods sold and other charges increased due to increased average cost per thousand cubic feet sold and increased volumes.

	2004	2003	Variance	Percentage Change
Produced Gas Gross Sales Volumes (in billion cubic feet)	54.6	50.0	4.6	9.2%
Average Cost Per Thousand cubic feet	$1.93	$1.69	$0.24	14.2%

The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.21 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 21.2% increase in average sales price per thousand cubic feet in 2004 compared to 2003. Average cost per thousand cubic feet of gas sold also increased approximately $0.08 related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate pipeline because of potential curtailments on portions of the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline. CONSOL Energy purchased firm transportation capacity on the pipeline from the May 2004 through October 2004 period to assure firm pipeline capacity of our projected production. In November 2004, CONSOL Energy entered into an extended firm transportation arrangement for use on the pipeline. This arrangement covers November 2004 through October 2006. The purchased fixed capacity on the pipeline represents approximately 35% of our projected production for the same period. These increases were offset, in part, by various reduced costs in 2004, none of which were individually material. Cost of goods sold and other charges for produced gas also increase due to increased sales volume in 2004 as a result of wells coming on-line from the ongoing drilling program.

In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. We believe this type of transaction will continue as a result of increased capacity demands on the Columbia pipeline.

	2004	2003	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	17.5	—	17.5	100.0%
Average Cost Per Thousand Cubic Feet	$6.45	—	$6.45	100.0%

Industrial supplies’ cost of goods sold increased due to higher sales volumes and higher unit costs of goods sold.

Closed and idle mine costs were $72 million in 2004 compared to $62 million in 2003. The increase in cost reflects mine closing, perpetual care water treatment and reclamation liability adjustments as a result of updated engineering surveys. Survey adjustments resulted in $3 million of expense in 2004 for closed and idled locations. Closed and idle mine cost also increased approximately $10 million due to the change in calculation of workers’ compensation claims. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions. Approximately $3 million of the increased closed and idle workers’ compensation increase is related to interest accretion. The increase in closed and idle mine cost was offset by a decrease of $6 million related to the idled Rend Lake mine. Rend Lake mine has been idle since July 2002. Closed and idle mine cost of goods sold and other charges was also impaired by approximately $3 million due to various miscellaneous transactions that occurred throughout both periods, none of which was individually material.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2004	2003	Dollar Variance	Percentage Change
Loveridge fire	$—	$17	$(17)	(100.0)%
Mine 84 fire	—	5	(5)	(100.0)%
Supply inventory write-downs	—	5	(5)	(100.0)%
Other post employee benefit curtailment gain	(3)	—	(3)	(100.0)%
Cardinal River severance and pension cost	—	2	(2)	(100.0)%
Buckeye landfill superfund site liability transfer	(1)	—	(1)	(100.0)%
Litigation settlements and Contingencies	4	17	(13)	(76.5)%
Incentive compensation	25	—	25	100.0%
Sales contract buy outs	9	1	8	800.0%
Miscellaneous transactions	50	55	(5)	(9.1)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$84	$102	$(18)	(17.6)%

In February 2003, Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of goods sold and other charges related to extinguishing the fire was approximately $17 million and other expenses related to the fire were approximately $3 million, net of expected insurance recovery. In late December 2002, the mine had begun the process of developing a new underground area that would be mined with longwall mining equipment that was expected to be installed later in 2003. The fire delayed this installation until March of 2004.

In January 2003, Mine 84 experienced a fire along several hundred feet of the conveyor belt entry servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, the conveyor belt and the steel framework on which the belt travels. Repairs took several weeks to complete and were estimated to cost approximately $7 million, net of expected insurance recovery, of which $5 million was attributable to cost of goods sold and other related charges and $2 million to other expenses. Longwall coal production, which accounts for the majority of coal normally produced at the mine resumed on February 10, 2003.

Supply inventory write-downs reflect adjustments made in 2003 to supply inventories that are unique to the equipment used at Dilworth and Rend Lake mines where the mining activities have ceased.

Due to the restructuring that occurred in December 2003, a curtailment gain related to the other post employment benefit plan of approximately $3 million was recognized in 2004. Due to CONSOL Energy’s measurement date being September 30, the gain was not recognized until the quarter ended March 31, 2004.

Cardinal River Mine severance and pension accruals are attributable to the costs for which CONSOL Energy remains responsible following the sale of the mine’s assets. Accordingly, in 2003, CONSOL Energy recognized the cost estimate of these plans.

In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. In 1991 CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized our estimated liability for remediation of this site. The Transfer and Indemnity transaction resulted in the reversal of the remaining liability and the recognition of approximately $1 million of income.

Litigation settlements and contingencies decreased due to various contingent loss accruals related to asbestos, waste management and various other contingencies in both periods, none of which are individually material.

Incentive compensation expense increased in 2004 compared to 2003 due mainly to the level of earnings achieved in 2004 compared to projected 2004 annual results. The incentive compensation package is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. There was no incentive compensation expense in 2003 due to CONSOL Energy not achieving predetermined earnings targets.

In 2004, agreements were made with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher pricing.

Cost of goods sold and other charges also decreased $5 million due to various miscellaneous transactions which occurred throughout both periods, none of which was individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2004	2003	Dollar Variance	Percentage Change
Freight expense	$110	$115	$(5)	(4.3)%

Selling, general and administrative costs have decreased due to the following items:

	2004	2003	Dollar Variance	Percentage Change
Wages and salaries	$25	$29	$(4)	(13.8)%
Other post employment and pension costs	8	11	(3)	(27.3)%
Professional consulting and other purchased services	14	15	(1)	(6.7)%
Commissions	7	5	2	40.0%
Insurance	3	2	1	50.0%
Other	16	16	—	—

Total Selling, General And Administrative	$73	$78	$(5)	(6.4)%

Wages and salaries for selling, general and administrative have decreased primarily due to the December 2003 reduction in workforce program. The reduction program was primarily focused on reducing the number of positions in the selling, general and administrative areas to better align with CONSOL Energy’s current business strategy. The program reduced approximately 100 positions. The decreases in expense as a result of these reductions were offset, in part, by the completion of the integrated information technology system provided by

SAP AG in August 2003. Prior to the completion, wages and salaries for dedicated staff were capitalized as a component of the cost of the implementation project and are being amortized over seven years. The wages capitalized for 2003 were approximately $2 million.

Costs related to other post employment benefits in 2004 have decreased from 2003 due to the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in 2004.

Professional consulting and other purchased services has decreased in 2004 primarily due to lower software support services, offset, in part, by professional and consulting services provided in relation to reviewing employee benefit plans and compensation packages provided by CONSOL Energy.

Costs for coal commissions increased due to entering into an additional sales agreement in 2004 that requires commissions to be paid.

Insurance costs increased primarily due to the cost of director and officer insurance costs incurred in 2004. For a portion of 2003, CONSOL Energy directors and officers were previously insured under the RWE AG general liability policy.

Depreciation, depletion and amortization has increased due to the following items:

	2004	2003	Dollar Variance	Percentage Change
Coal	$233	$196	$37	18.9%
Gas
Production	23	23	—	—
Gathering	10	10	—	—

Total Gas	33	33	—	—
Other	14	13	1	7.7%

Total Depreciation, Depletion and Amortization	$280	$242	$38	15.7%

The increase in coal depreciation, depletion and amortization was primarily attributable to the acceleration of approximately $32 million of depreciation for equipment and facilities at the Rend Lake and other idle mines. CONSOL Energy’s management reviewed the condition of the assets at these idle locations and determined no plan of use for these items, and therefore abandoned the facilities. These facilities have existing coal reserves that may be accessed from other locations or through new facilities.

Gas depreciation, depletion and amortization was consistent in both 2004 and 2003. Production assets are depreciated using the units of production method. Units of production depreciation was based on higher gas volumes, offset by a lower rate due to increased reserve figures at January 1, 2004 compared to January 1, 2003. Gathering assets are depreciated using the straight-line method and their depreciation did not change in the period to period comparison.

The increase in other depreciation, depletion and amortization was primarily due to additional depreciation on the integrated information technology system installed to support business processes. The system was implemented in stages beginning in January 2001 and was substantially complete in August 2003.

Interest expense has decreased primarily due to the following items:

	2004	2003	Dollar Variance	Percentage Change
Revolving Credit Facility and Commercial Paper	$4	$2	2	100.0%
Long-term Debt	32	34	(2)	(5.9)%
Other	(5)	(2)	(3)	(150.0)%

Total Interest Expense	$31	$34	$(3)	(8.8)%

Interest expense on commercial paper and the borrowings under the revolving credit facility increased primarily due to the weighted average interest rate of 5.25% per annum in 2004 compared to 2.34% in 2003. The increase was offset, in part, by a reduction of $15 million in the weighted average amount of outstanding borrowings in 2004 compared to 2003. Until July 2003, CONSOL Energy’s borrowings principally were in the form of commercial paper, which bears a lower interest rate than bank borrowings. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our short-term debt.

The decrease in long-term debt interest expense also reflected the scheduled payment of $45 million principal amount of debt in June 2004.

Other interest expense was reduced primarily due to the increase in the amount of interest capitalized in 2004 as a result of the higher level of capital projects funded from operating cash flows in 2004.

Taxes other than income has increased primarily due to the following items:

	2004	2003	Dollar Variance	Percentage Change
Production taxes:
Coal	$123	$98	$25	25.5%
Gas	9	6	3	50.0%

Total Production taxes	132	104	28	26.9%
Other taxes:
Coal	58	48	10	20.8%
Gas	3	3	—	—
Other	5	5	—	—

Total Other taxes	66	56	10	17.9%

Total Taxes Other Than Income	$198	$160	$38	23.8%

Increased coal production taxes are primarily due to higher severance and black lung excise taxes attributable to higher average sales prices and higher coal volumes produced in 2004 compared to 2003. Increased gas production taxes are primarily due to higher severance taxes related to increased gas production volumes and higher average sales prices.

Increased other taxes in the coal segment are primarily due to higher payroll taxes related to an increase in 2004 labor costs compared to 2003. The increased labor costs are primarily related to the late March 2004 start up of the Loveridge Mine. This mine was idled in 2003.

Restructuring Cost

Restructuring costs of approximately $4 million in 2003 primarily represent the severance dollars paid related to the December 2003 reduction in workforce program implemented by CONSOL Energy. The program was primarily focused on reducing the number of positions in the selling, general and administrative areas and resulted in the reduction of approximately 100 positions and approximately $10 million of wages, salaries and benefits in the administrative functions in 2004. Also included in the restructuring costs are severance monies paid throughout 2003 for positions that have been eliminated by CONSOL Energy management in an effort to reduce costs and realign it’s selling, general and administrative functions with today’s company strategies.

Export Sales Excise Tax Resolution

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have received refunds in 2003 for our claims and related interest for the years 1994-1999. Upon receipt of these items, we have adjusted our estimate of interest receivable to the amounts received. This adjustment resulted in an additional $1 million in 2003. A receivable for the claims for the years 1991-1993 is still outstanding. There is no interest receivable related to these claims.

Income Taxes

	2004	2003	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$83	$(34)	$117	344.1%
Tax Expense (Benefit)	(33)	(21)	(12)	(57.1)%
Effective Income Tax Rate	(39.5)%	62.4%	(101.9)%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective rate for 2004 was also impacted by the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The provision for income tax is adjusted at the time the returns are filed to reflect changes in previously estimated amounts. The tax benefit was increased by $4 million in 2004 and was reduced by $5 million in 2003 related to these adjustments. The 2004 income tax benefit also includes approximately $15 million due to the release of a contingent income tax liability resulting from the settlement of the federal, state and foreign income tax audits of prior years. See note 9 to the consolidated financial statements included in this Form 10-K for additional information.

Cumulative Effect of Changes in Accounting for Workers’ Compensation, Mine Closing, Reclamation and Gas Well Closing Costs

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions, including a discount rate of 6% and a future health care cost trend rate of 10%, declining to 4.75% in 2010. CONSOL Energy believes this change was preferable since it aligns the accounting for workers’ compensation with CONSOL Energy’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with CONSOL Energy’s industry peers, the majority of which, we believe, record the workers’ compensation liability on a discounted basis.

As a result of the change, CONSOL Energy reduced its workers’ compensation liability by $136 million and reduced its related deferred tax asset by $53 million. The cumulative effect adjustment recognized upon adoption was a gain of $83 million, and accordingly is reflected as a cumulative effect adjustment from a change in accounting.

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

Twelve Months Ended December 31, 2003 compared with Twelve Months Ended December 31, 2002 (All dollar amounts in charts reported in millions)

Net Income

Net income changed primarily due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased	$1,758	$1,777	$(19)	(1.1)%
Gas Sales	208	147	61	41.5%
Other Sales and Other Income	256	260	(4)	(1.5)%

Total Revenue	2,222	2,184	38	1.7%
Coal Cost of Goods Sold—Produced and Purchased	1,310	1,277	33	2.6%
Gas Cost of Goods Sold	84	65	19	29.2%
Other Cost of Goods Sold	230	201	29	14.4%

Total Cost of Goods Sold	1,624	1,543	81	5.2%
Depreciation, Depletion and Amortization	242	263	(21)	(8.0)%
Interest Expense	34	46	(12)	(26.1)%
Other	356	372	(16)	(4.3)%

Total Costs	2,256	2,224	32	1.4%

Earnings (Loss) before Income Taxes	(34)	(40)	6	15.0%
Income Taxes	21	52	(31)	(59.6)%

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(13)	12	(25)	(208.3)%
Cumulative Effect of Change in Accounting Principle	5	—	5	100.0%

Net Income (Loss)	$(8)	$12	$(20)	(166.7)%

Net income (loss) for 2003 was lower than the 2002 period primarily due to increased cost of goods sold and lower income tax benefits, offset, in part, by higher revenues and lower depreciation, depletion and amortization. The increase in cost of goods sold was mainly attributable to higher retiree medical costs and salaried pension expenses, increased gas volumes and royalty costs related to gas sales, and costs related to mine fires at the Loveridge Mine and Mine 84. Tax benefits were lower in 2003 primarily due to the tax effect of the current year’s sale of CONSOL Energy’s Canadian assets. The higher sales revenues are primarily attributable to the increased gas volumes sold in 2003 compared to the 2002 period. Depreciation, depletion and amortization expense declined primarily as a result of the equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to 2003, coinciding with the closure of the mine due to economically depleted reserves.

Revenue

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$1,683	$1,693	$(10)	—
Produced Coal—Related Party	1	1	—

Total Produced Coal	1,684	1,694	(10)	(0.6)%
Purchased Coal	74	83	(9)	(10.8)%
Gas	208	147	61	41.5%
Industrial Supplies	63	64	(1)	(1.6)%
Other	14	15	(1)	(6.7)%

Total Sales	2,043	2,003	40	2.0%
Freight Revenue	114	134	(20)
Freight Revenue—Related Party	1	1	—

Total Freight Revenue	115	135	(20)	(14.8)%
Other Income	64	46	18	39.1%

Total Revenue and Other Income	$2,222	$2,184	$38	1.7%

The decrease in Company produced coal sales revenue was due mainly to the reduction in volumes sold during 2003 substantially offset by increased average sales price per ton.

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

The decrease in Company purchased coal sales revenue was due mainly to a decrease in average sales price per ton of purchased coal.

	2003 Period	2002 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	2.4	2.5	(0.1)	(4.0)%
Average Sales Price Per Ton	$31.16	$33.49	$(2.33)	(7.0)%

The reduced average sales price is primarily due to sales of purchased coal in 2003 at prices under commitments made during periods of lower prices as compared to 2002 sales of coal purchased under commitments made during a period of higher prices. The reduced sales price is also due to CONSOL Energy purchasing and selling a lower quality coal in 2003 compared to the 2002 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in 2003 compared to the 2002 period.

	2003 Period	2002 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	50.0	46.4	3.6	7.8%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$4.16	$3.17	$0.99	31.2%

The 2003 gas market price increases were largely driven by the overall supply/demand imbalance that depleted United States storage levels by the end of March 2003 and the subsequent need to refill that storage prior to the start of the next winter heating season. CONSOL Energy enters into various physical gas supply transactions with our gas marketers, selling gas under short-term multi-month contract nominations generally not exceeding one year. CONSOL Energy has also entered into eight float-for-fixed gas swap transactions and two float-for-collar gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. In 2003, these cash flow hedges represented 11% of our total 2003 produced sales volumes at an average price of $4.10 per thousand cubic feet. These cash flow hedges are expected to represent 24% of our estimated 2004 produced sales volumes at an average price of $5.17 per thousand cubic feet. CONSOL Energy sold 90% of its gas sales volumes in 2003 at an average price of $3.99 per thousand cubic feet compared to 77% of its gas sales volumes in the 2002 period at $3.16 per thousand cubic feet under contracts agreed to in prior periods. Higher sales volumes were a result of wells coming on-line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased demand.

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

The increase in gain on sale of assets primarily was related to the expiration in 2003 of an option granted to a third party to purchase property for which CONSOL Energy received nonrefundable proceeds of $5 million and gains from the sale of surplus equipment.

Royalty income increased due primarily to third parties producing more tonnage from CONSOL owned property in the period-to-period comparison.

The decrease in equity losses of affiliates is due mainly to the absence of $4 million in losses incurred in 2002 attributable to a coal equity affiliate, Line Creek Mine, that was sold in February 2003. The decrease is also attributable to an equity affiliate’s sale of property in 2003 that resulted in a gain of which our portion was approximately $2 million. These changes were offset, in part by $5 million of additional losses in 2003 due to a coal equity affiliate’s, Glennies Creek Mine, coal recovery rate being lower due to a rock intrusion in the coal seam.

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

The increases in other income were partially offset in 2003 compared to the 2002 period due to $7 million of income related to a contract settlement which occurred in the 2002 period.

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

Average cost of goods sold and other charges per ton for produced coal increased due mainly to increased medical expenses for retired employees and increased salaried pension expenses. Retiree medical and salaried pension expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to the consolidated financial statements included in this Form 10-K for the year ended December 31, 2004. Cost per ton for produced coal also increased due to higher supply cost per unit. These increases in costs were offset, in part, by reduced company produced sales volumes.

Purchased coal cost of goods sold and other charges decreased due primarily to a reduction in the average cost per ton and reduced volumes of purchased coal sold.

	2003 Period	2002 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	2.4	2.5	(0.1)	(4.0)%
Average Cost of Goods Sold and Other Charges Per Ton	$30.31	$32.15	$(1.84)	(5.7)%

The reduced average cost of purchased coal is primarily due to purchasing coal in 2003 under commitments made during the prior year when prices were lower. The lower average cost of purchased coal is also attributable to CONSOL Energy purchasing and reselling a lower quality coal in 2003 compared to the 2002 period.

Gas cost of goods sold and other charges increased due to increased average cost per thousand cubic feet sold and increased volumes.

	2003 Period	2002 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	50.0	46.4	3.6	7.8%
Average Cost Per thousand cubic feet	$1.69	$1.40	$0.29	20.7%

The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.21 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 31.2% increase in average sales price per thousand cubic feet in 2003 compared to the 2002 period. The increase is also due to additional employees, additional contractor maintenance cost and additional power charges attributable to the increased number of wells in production in the period-to-period comparison. Gas cost of goods sold and other charges also increased due to the increased volumes sold in 2003 as discussed previously. We currently plan to drill approximately 300 wells in the twelve-month period ending December 31, 2004. Variable costs on a per unit basis are not anticipated to increase as a result of the 2004 drilling program, although, due to the uncertainty of costs such as maintenance, contract labor, and corporate overhead, the incremental impact of the drilling program on per unit costs for 2004 cannot be reasonably predicted.

Industrial supplies cost of goods sold decreased due to reduced sales volumes.

Closed and idle mine cost decreased primarily due to approximately $28 million of expense related to mines that were idled for all or part of the 2002 period that were operating in 2003, or that were closed in the 2002 period. These mines include idled Loveridge, Shoemaker, McElroy, and Humphrey which was closed. Closed and idle mine cost also decreased approximately $2 million due to the reduction of workforce at Rend Lake mine in 2003 related to the mine being placed on long-term idle status pending market conditions. These costs also decreased approximately $2 million due to differences in the 2003 engineering survey adjustments related to mine closing and reclamation compared to the 2002 engineering survey adjustments. The additional $2 million decrease in closed and idle mine cost was due to various miscellaneous transactions which occurred throughout both periods, none of which were individually material. The decreases in closed and idle mine cost were offset, in part, by approximately $17 million of additional mine closing and reclamation expenses related to changes in the method of accounting for these liabilities. In January 2003, CONSOL Energy adopted the Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”. Under this statement, the interest accretion related to the discounted portions of mine closing, reclamation and gas well closing liabilities, previously reported as interest expense, are now reported as operating expenses. Under the previous method of accounting for mine closing, reclamation and gas well closing obligations, the estimated obligations for closed mines were fully accrued and adjusted annually as the estimates were updated by engineers. Miscellaneous cost of goods sold and other charges increased due to the following items:

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

Wages and salaries for selling, general and administrative employees have increased primarily due to merit increases, promotions and new hires throughout 2003. In December 2003, CONSOL Energy implemented a reduction in workforce program primarily focused on reducing the number of positions in the selling, general and administrative areas to better align with its current business strategy. This program is expected to reduce approximately 100 positions and approximately $10 million of wages, salaries and benefits in the administrative functions in 2004.

Other post employment and pension costs have increased due mainly to increased medical expenses for retired employees and changes in actuarial assumptions used for pension. Retiree medical and salaried pension expenses are actuarially determined based on several assumptions as discussed in “Critical Accounting Policies” and in the notes to the consolidated financial statements included in this Form 10-K for the year ended December 31, 2004.

Costs of professional consulting and other purchased services have increased in 2003 primarily due to services provided in relation to a special investigation into matters alleged in an anonymous letter and transactions in connection with the reduction by RWE Rheinbraun, the former controlling stockholder, of its percentage ownership in CONSOL Energy.

Other selling, general and administrative costs increased primarily due to director and officer insurance costs incurred in 2003. CONSOL Energy officers and directors were previously insured under the RWE AG general liability policy.

Depreciation, depletion and amortization has decreased due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Coal	$196	$218	$(22)	(10.1)%
Gas	33	34	(1)	(2.9)%
Other	13	11	2	18.2%

Total depreciation, depletion and amortization	$242	$263	$(21)	(8.0)%

The decrease in coal depreciation, depletion and amortization was primarily attributable to the equipment at the Dilworth mine and the related preparation plant becoming fully depreciated prior to 2003 to coincide with the closure of the mine due to economically depleted reserves and other mine equipment becoming fully depreciated in 2003. The decrease also relates to lower units-of-production financial depletion due to lower production volumes in 2003 compared to the 2002 period. Decreases in coal depreciation, depletion and amortization were offset, in part, by a $4 million increase due to the depreciation of the assets recorded in relation to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires depreciation of the capitalized asset retirement cost. The depreciation of these assets is generally determined on a units-of-production basis over the life of the producing asset.

The decrease in gas depreciation, depletion and amortization was primarily due to a higher ratio of gas production coming from mine gob areas which have lives generally less than twelve months long. As a result the costs to produce these areas are expensed instead of capitalized and then amortized. This gob gas production is not included in the calculation of units-of-production depreciation or depletion for capitalized gas costs. The reduction in gas depreciation, depletion and amortization was offset, in part, by additional depreciation attributable to new assets placed in service during 2003 and additional depletion and depreciation related to the increased volumes from other than gob wells produced during 2003. The reductions were also offset, in part, by a $1 million increase due to the depreciation of the assets recorded in relation to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). SFAS No. 143 requires depreciation of the capitalized asset retirement cost. The depreciation of these assets is generally determined on a units-of-production basis over the life of the producing asset.

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

Interest expense on commercial paper decreased primarily due to a $205 million reduction in the weighted average principal amount of commercial paper outstanding and a 1.0% per annum reduction in the weighted average interest rate on amounts outstanding in 2003. As of July 2003, CONSOL Energy was no longer able to participate as a seller of commercial paper due to Standard and Poor’s lowering its rating of our short-term debt to B. Subsequently, CONSOL Energy’s debt ratings have been lowered by Standard and Poor’s and Moody’s. See discussion in General Management Discussion and Analysis on this Form 10-K.

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

Taxes other than income decreased primarily due to the following items:

	2003 Period	2002 Period	Dollar Variance	Percentage Change
Payroll taxes	$32	$35	$(3)	(8.6)%
Property and other taxes	23	28	(5)	(17.9)%
Capital stock and franchise tax	1	6	(5)	(83.3)%
Production taxes	104	103	1	1.0%

Total Taxes Other Than Income	$160	$172	$(12)	(7.0)%

Payroll taxes have decreased primarily due to the closure or idling of several mines in the period-to-period comparison. Dilworth, Rend Lake and Humphrey mines were not operating in 2003 and, therefore, the average number of employees was lower in 2003 compared to the 2002 period.

Decreased property and other taxes are attributable to the adjustment of prior year estimated accruals to the actual amounts paid in 2003.

Capital stock and franchise tax has been reduced in 2003 due to the impacts of merging several CONSOL Energy companies over the past several years.

Increased production taxes are primarily due to higher severance taxes attributable to higher gas production volumes and associated sales price in 2003 compared to the 2002 period. This increase was offset, in part, by decreased black lung excise taxes related to the lower coal production volumes.

Restructuring Costs

Restructuring costs of approximately $4 million in 2003 primarily represent the severance dollars paid related to the December 2003 reduction in workforce program implemented by CONSOL Energy. The program was primarily focused on reducing the number of positions in the selling, general and administrative areas and is expected to reduce approximately 100 positions and approximately $10 million of wages, salaries and benefits in the administrative functions in 2004. Also included in the restructuring costs are severance amounts paid throughout 2003 for positions that have been eliminated by CONSOL Energy management in an effort to reduce costs and realign it’s selling, general and administrative functions with today’s company strategies.

Export Sales Excise Tax Resolution

CONSOL Energy is no longer required to pay certain excise taxes on export sales. We have received refunds and related interest in 2003 for our claims for the years 1994 to 1999. Upon receipt of these refunds, we have adjusted our estimate of interest receivable to the amounts received. This adjustment resulted in additional income of $1 million in 2003. A receivable for the claims for the years 1991 to 1993 is still outstanding. There is no interest receivable related to these claims.

Income Taxes

	2003 Period	2002 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$(34)	$(40)	$6	15.0%
Tax Expense (Benefit)	(21)	(52)	31	59.6%
Effective Income Tax Rate	62.4%	128.9%	(66.5)%

CONSOL Energy’s effective tax rate is sensitive to changes in annual profitability and percentage depletion. The 2003 effective tax rate changed from the 2002 effective rate primarily due to the tax effect of the current year’s sale of CONSOL Energy’s Canadian assets. Another significant cause of the change was due to provision to return adjustments recorded in 2002. See note 9 to the consolidated financial statements included in this Form 10-K for additional information.

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

Other Post Employment Benefits

CONSOL Energy has historically provided retiree health benefits to employees that retire with at least ten years of service and have attained age 55. Effective August 1, 2003, the eligibility requirement for salaried employees was changed to either twenty years of service and age 55, or fifteen years of service and age 62. Additionally, any salaried or non-represented hourly employees that are hired or rehired effective August 1, 2004 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree Medical Spending Allowance of $1,000 per year of service at retirement. At December 31, 2004, a retiree health plan provided benefits to approximately 25,000 of our former employees and their eligible dependents. Eligibility requirements for hourly employees have not changed from CONSOL Energy’s historical requirements.

In addition to the change in eligibility requirements, other changes have been made to the medical plan which covers eligible salaried employees and retirees. These changes include a new cost sharing structure where essentially all participants contribute 20% of plan costs. Annual cost increases in excess of 6% are paid entirely by the Plan participants.

After our review, various actuarial assumptions, including discount rate, expected trend in health care costs and per capita costs, are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plans. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the Other Post Employment Benefit liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2004, the discount rate used to calculate the period end liability and the following year’s expense was 6.0%. A 0.25% increase in the discount rate would have decreased 2004 net periodic postretirement benefit costs by approximately $4.2 million. A 0.25% decrease in the discount rate would have increased 2004 net periodic postretirement benefit costs by approximately $4.1 million. Changes to interest rates for the rates of returns on instruments that could be used to settle the actuarially determined plan obligations introduce substantial volatility to our costs.

Per capita costs on a per annum basis for Other Post Retirement Benefits were assumed to be $5,220 at December 31, 2004. This was approximately a 10% increase over the per capita cost on a per annum basis at December 31, 2003. If the actual increase in per capita cost of medical services or other post retirement benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted annually, which could have a significant effect on the costs and liabilities recognized in the financial statements. The estimated liability recognized in the financial statements at December 31, 2004 was $1.7 billion compared to $1.6 billion at December 31, 2003.

For the twelve months ended December 31, 2004, we paid approximately $126 million for Other Post Employment Benefits, most of which were paid from operating cash flow. Significant increases in health and prescription drug costs for hourly retirees could have a material adverse effect on CONSOL Energy’s operating cash flow. The effect on CONSOL Energy’s cash flow from operations for salaried employees has been limited to approximately 6% of the previous years medical cost for salaried employees due to the cost sharing provision added to the benefit plan in 2003.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. CONSOL Energy, as a sponsor of a retiree health care benefit plan that provides a prescription drug benefit actuarially equivalent to Medicare Part D, has recognized the effects of the Act in the twelve months ended December 31, 2004 in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Implementation of the Act resulted in a reduction of our postretirement benefit costs of $21 million in the twelve months ended December 31, 2004, and a reduction of $182 million to our December 31, 2004 estimated other postretirement benefit obligation.

Coal Workers’ Pneumoconiosis

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the Coal Workers’ Pneumoconiosis liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2004 and 2003, the discount rate used to calculate the period end liability and the following year’s expense was 6.0%. In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. These and other changes to the federal black lung regulations could result in changes in assumptions used in our actuarial determination of the liability, including interest, disability and mortality assumptions. These changes could significantly increase our exposure to black lung benefit liabilities. The estimated liability recognized in the financial statements at December 31, 2004 was approximately $441 million compared to $456 million at December 31, 2003. For the twelve months ended December 31, 2004, we paid Coal Workers’ Pneumoconiosis benefits of approximately $12 million. Our obligations with respect to these liabilities are unfunded at December 31, 2004.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employees’ compensation near retirement. Additionally, any salaried or non-represented hourly employees that are hired or rehired effective August 1, 2004 or later will not become eligible to participate in the defined benefit pension plan. Our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. For the years ended December 31, 2004 and 2003, compensation increases are assumed to range from 3% to 6% depending on age classification. Retirement rate assumptions and mortality assumptions were unchanged for the year ended December 31, 2004. Retirement rate assumptions begin at 5% for employees at age 50 and increases gradually to 100% for employees at age 65. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the retirement plans could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended

December 31, 2004 and 2003, the discount rate used to calculate the period end liability and the following year’s expense was 6.0%. A 0.25% increase in the discount rate would have decreased the 2004 net periodic pension cost by $1.5 million. A 0.25% decrease in the discount rate would have increased the 2004 net periodic pension cost by $1.4 million. Changes to any of these assumptions introduce substantial volatility to our costs. The estimated liability at December 31, 2004 was $117 million compared to $137 million at December 31, 2003. Due to the negative actuarial return on plan assets, the difference in the accumulated benefit obligation and the plan assets at December 31, 2004 of approximately $138 million was recognized as a minimum pension liability. At December 31, 2003, the minimum pension liability was approximately $158 million. CONSOL Energy expects to contribute approximately $66 million to the pension plan in 2005.

The CONSOL Energy salaried plan allows for lump-sum distributions at the employees’ election. According to Statement of Financial Accounting Standard No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, if the lump-sum distributions made for the plan year, which is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. If this were to occur, CONSOL Energy would need to recognize in the current year’s results of operations, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. Generally, due to the lower interest rates currently being used to calculate lump-sum distributions, the impact would be to recognize actuarial losses. If this settlement accounting is triggered, the adjustment could materially impact operating results.

Workers’ Compensation

Workers’ compensation is a system by which individuals who sustain employment related physical injuries or some type of occupational diseases are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy changed its method of accounting for workers’ compensation effective January 1, 2004. Under the new method, it records an actuarially calculated liability, which is determined using various assumptions, including discount rate and future cost trends. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the workers’ compensation liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the twelve months ended December 31, 2004 and 2003, the discount rate used to calculate the period end liability and the following year’s expense was 6%. A 0.25% increase or decrease in the discount rate would not have materially decreased or increased the 2004 workers’ compensation expense. The estimated liability recognized in the financial statements at December 31, 2004, including the current portion, was approximately $196 million at December 31, 2004. CONSOL Energy’s policy has been to provide for workers’ compensation benefits from operating cash flow. No funding has been provided to cover these benefits. For the twelve months ended December 31, 2004, we made payments for workers’ compensation benefits of approximately $53 million, all of which was paid from operating cash flow.

Reclamation and Mine Closure Obligations

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $365 million at December 31, 2004. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Deferred Taxes

CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2004, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $500 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary. A deferred tax asset of $66 million relating to state net operating loss carry-forwards has been fully reserved due to the uncertainty of realizing the benefits of these carry-forwards. However, CONSOL Energy is currently exploring several tax planning strategies that may allow a portion of the loss carry forwards to be recognized. No other valuation allowance has been recognized because CONSOL Energy has determined that it is more likely than not that all of these deferred tax assets will be realized.

According to SFAS No. 109, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered to determine whether a valuation allowance is warranted. For the year ended December 31, 2004 positive evidence considered included the level of sales and pricing currently being negotiated under fixed price contracts, the reversal of certain book to tax differences, particularly those related to minimum tax, and the ability to employ various tax planning strategies if necessary. Negative evidence included book and tax losses generated in recent periods and the inability to achieve forecasted results in those recent periods. CONSOL Energy has concluded that the deferred tax assets, other than those associated with the state tax net operating losses, were more likely than not realizable. By its estimation, CONSOL Energy will begin paying regular tax and utilizing its deferred tax asset associated with the minimum tax within five years. Our judgment regarding future profitability may change due to future market conditions, our ability to successfully execute our business strategy, as well as other factors. These changes, if any, may require additional valuation allowances to be recorded that could materially impact net income.

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

Disruption of rail, barge and other systems that deliver CONSOL Energy’s coal, or of pipeline systems that deliver CONSOL Energy’s gas, or an increase in transportation costs for either product could make CONSOL Energy’s coal or gas less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lock-outs or other events could temporarily impair our ability to supply coal to customers and adversely affect its profitability. Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our coal less competitive.

The marketability of CONSOL Energy’s gas production partly depends on the availability, proximity and capacity of pipeline systems owned by third parties. Changes in access to pipelines or increased costs of procuring transportation on pipeline systems could adversely affect our operations.

We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

Most of our workforce is comprised of people with technical skills related to the production of coal and gas. Fifty-five percent of our workforce is 50 years of age or older. Based on our experience, we expect a high percentage of our employees to retire between now and the end of the decade. This will require us to conduct an expanded and sustained effort to recruit new employees to replace those who retire and to fill new jobs as we grow our business. Some areas of Appalachia, most notably in eastern Kentucky, currently have a shortage of skilled labor. Because we have operations in this area, the shortage could make it more difficult to meet our manpower needs and therefore, our results may be adversely affected.

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

CONSOL Energy’s coal mining operations are predominantly underground mines. These mines are subject to conditions or events beyond CONSOL Energy’s control that could disrupt operations, affect production and the cost of mining at particular mines for varying lengths of time and have a significant impact on our operating results. These conditions or events have included:

•	variations in thickness of the layer, or seam, of coal;

•	amounts of rock and other natural materials intruding into the coal seam and other geological conditions that could affect the stability of the roof and the side walls of the mine;

•	equipment failures or repair;

•	fires and other accidents; and

•	weather conditions.

CONSOL Energy faces numerous uncertainties in estimating its economically recoverable coal reserves, and inaccuracies in it’s estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. None of our coal reserve estimates has been reviewed by independent experts.

Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs, including cost of materials, especially metal products.

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material. As a result, our estimates may not accurately reflect its actual reserves.

The exploration for, and production of, gas is an uncertain process with many risks.

The exploration for and production of gas involves numerous risks. The cost of drilling, completing and operating wells for coalbed methane or other gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	shortages or delays in the availability of drilling rigs and the delivery of equipment;

•	pressure or irregularities in formations;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	water in the coal beds;

•	pipeline ruptures or spills; and

•	inadequate pipeline capacity to transport gas.

CONSOL Energy’s future drilling activities may not be successful, and we cannot be sure that our drilling success rates will not decline. Unsuccessful drilling activities could result in higher costs without any corresponding revenues. Also, CONSOL Energy may not be able to obtain any options or lease rights in potential drilling locations that it identifies which, among other things, could prevent it from producing gas at potential drilling locations.

CONSOL Energy must obtain governmental permits and approvals for mining operations, which can be a costly and time consuming process and result in restrictions on its operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. For example, CONSOL Energy often is required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal may have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits CONSOL Energy needs may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct its mining operations or to do so profitably.

Competition within the coal and within the gas industry may adversely affect our ability to sell our products, or a loss of our competitive position because of overcapacity in these industries could adversely affect pricing which could impair our profitability.

CONSOL Energy competes with coal producers in various regions of the United States and with some foreign coal producers for domestic sales primarily to power generators. CONSOL Energy also competes with both domestic and foreign coal producers for sales in international markets. Demand for our coal by our principal customers is affected by the delivered price of competing coals, other fuel supplies and alternative generating sources, including nuclear, natural gas, oil and renewable energy sources, such as hydroelectric power. CONSOL Energy sells coal to foreign electricity generators and to the more specialized metallurgical coal market, both of which are significantly affected by international demand and competition.

During the mid-1970s and early 1980s, a growing coal market and increased demand for coal attracted new investors to the coal industry, spurred the development of new mines and resulted in added production capacity throughout the industry, all of which led to increased competition and lower coal prices. Recent increases in coal prices could encourage the development of expanded capacity by new or existing coal producers. Any resulting overcapacity could reduce coal prices and therefore reduce our revenues.

We compete against many gas producers who are larger and better financed than we are. If demand for gas falls or prices are lower, we may not be able to compete profitably against these larger competitors. In 2002, gas prices were much lower than current prices because mild weather conditions reduced demand and led to oversupply of natural gas.

A significant decline in the prices CONSOL Energy receives for its coal and gas could adversely affect it’s operating results and cash flows.

CONSOL Energy’s results of operations are highly dependent upon the prices it receives for its coal and gas, which are closely linked to consumption patterns of the electric generation industry and certain industrial and residential patterns where gas is the principal fuel. Extended or substantial price declines for coal or gas would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. For example, in 2002, demand for coal and natural gas decreased because of the warm winters in the northeastern United States. This resulted in increased inventories that caused prices to decrease.

CONSOL Energy may not be able to produce sufficient amounts of coal to fulfill its customers’ requirements, which could harm it’s customer relationships.

CONSOL Energy may not be able to produce sufficient amounts of coal to meet customer demand, including amounts that it is required to deliver under long-term contracts. CONSOL Energy’s inability to satisfy its contractual obligations could result in its customers initiating claims against us. Our inability to satisfy demand could otherwise harm our relationships with our customers.

If customers do not extend existing contracts or enter into new long-term contracts for coal, the stability and profitability of CONSOL Energy’s operations could be affected.

During the twelve months ended December 31, 2004, approximately 95% of the coal CONSOL Energy produced was sold under long-term contracts (contracts with terms of one year or more). If a substantial portion of CONSOL Energy’s long-term contracts are modified or terminated or if force majeure are exercised, CONSOL Energy would be adversely affected if it is unable to replace the contracts or if new contracts were not at the same level of profitability. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, and includes our production costs and other factors. Price changes, if any, provided in long-term supply contracts are not intended to reflect our cost increases, and therefore increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. As a result, CONSOL Energy may not be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) and long-term contracts may not contribute to our profitability.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the year ended December 31, 2004, we derived approximately 25% of our total revenues from sales to our three largest customers. At December 31, 2004, we had approximately 20 coal and gas supply agreements with these customers that expire at various times from 2005 to 2022. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and those customers may not continue to purchase coal and gas from us under long-term coal supply agreements. If any one of these three customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

Our ability to collect payments from our customers could be impaired if their creditworthiness declines.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base is changing with deregulation as utilities sell their power plants to their non-regulated affiliates or third parties. These new power plant owners may have credit ratings that are below investment grade. In addition, the creditworthiness of certain of our customers and trading counterparties has deteriorated over the last few years due to lower than anticipated demand for energy and volatility in the traded energy markets in 2002. If deterioration of the creditworthiness of electric power generator customers or other trading counterparties continues, our $125 million accounts receivable securitization program and our business could be adversely affected.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards, which are continually under review by international, federal and state agencies, related to coal combustion. As a result, they may switch to other fuels, which would affect the volume of CONSOL Energy’s sales.

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

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users may need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to low-sulfur fuel could materially affect us if it cannot offset the cost of sulfur removal by lowering the delivered costs of our higher sulfur coals on an energy equivalent basis.

Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, the Environmental Protection Agency recently proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States. The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect it’s customers, this could adversely affect its operations and results.

Also, numerous proposals have been made at the international, national and state levels that are intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. If comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States or individual sates, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases also may affect the use of fossil fuels, particularly coal, as an energy source.

Government laws, regulations and other legal requirements relating to protection of the environment and health and safety matters increase our costs of doing business for active operations, both coal and gas, and may restrict its operations.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed and control of surface subsidence from underground mining. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on its costs of operations and competitive position. In addition, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental laws.

For example, the federal Clean Water Act and corresponding state laws affect coal mining operations by imposing restrictions on discharges into regulated waters or precluding mining that might impact regulated waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Clean Water Act and corresponding state laws could cause us to incur significant additional costs that adversely affect our operating results or may prevent us from being able to mine portions of our reserves.

In addition, CONSOL Energy incurs and will continue to incur significant costs associated with the investigation and remediation of environmental contamination under the federal Comprehensive Environmental Response, Compensation, and Liability Act or the Superfund and similar state statutes and has been named as a potentially responsible party at Superfund sites in the past.

CONSOL Energy may need additional financing in order for it to fund its operations, capital expenditures, potential acquisitions and to meet other obligations.

Cash generated by operations may not be sufficient to fund our planned capital expenditures, to provide the collateral necessary to meet workers’ compensation and other post employment benefits performance obligations or to fund potential acquisitions. CONSOL Energy, along with other participants in the coal industry, has been informed by insurance companies that they no longer will provide surety bonds for workers’ compensation and other post employment benefits without collateral. As a result, CONSOL Energy has satisfied these obligations by providing letters of credit or other assurances of payment. However, the issuance of letters of credit under our bank credit facilities reduces amounts that it can borrow under its bank credit facilities for other purposes, including to fund operations and capital expenditures. For these and other reasons, CONSOL Energy may need additional financing. CONSOL Energy cannot be certain that it will be able to raise additional financing, as required, or that any financing, if available, will be on terms acceptable to us. Debt financing would increase our interest expense, reducing operating results, and could include covenants that are more restrictive than those in its current financings, including limitations on the payment of dividends and on the incurrence of additional debt. The issuance of additional equity could be dilutive to CONSOL Energy’s existing stockholders. If CONSOL Energy cannot obtain financing, it could reduce capital expenditures, particularly for expansion projects. Such a reduction in spending for these projects, however, could adversely affect future performance.

CONSOL Energy reported losses in past periods and CONSOL Energy may incur losses in future periods.

CONSOL Energy reported a net loss of $7.8 million in the twelve months ended December 31, 2003. CONSOL Energy reported net income of $199 million for the twelve months ended December 31, 2004. Although CONSOL Energy reported net income for the twelve months ended December 31, 2002, the six months ended December 31, 2001 and the twelve months ended June 30, 2001, net income was attributable to income tax benefits in the periods ended December 31, 2002 and 2001 and benefited substantially from an export sales excise tax resolution in the twelve months ended June 30, 2001. For the twelve months ended December 31, 2003 and 2002 and the six months ended December 31, 2001, CONSOL Energy incurred losses before income tax benefits of $33.5 million, $40.4 million and $19.6 million, respectively. CONSOL Energy’s results reflect a number of factors in each period. For example, a decrease in tons of coal produced and tons of coal sold as a result of higher than usual customer inventory levels, decreased average sales price for gas in the industrial sector and lower demand for gas during the 2001-2002 winter heating season resulted in high levels of gas storage. During the fourth quarter of 2003, results were adversely affected by production problems at a number of mines. These and other conditions, including conditions beyond our control, could continue to affect our business, and we may incur losses in the future.

CONSOL Energy has significant reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were $365 million at December 31, 2004. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

If CONSOL Energy is unable to comply with restrictions imposed by its senior credit facility a default under these agreements could occur.

CONSOL Energy’s senior credit facility imposes a number of restrictions on it. A failure to comply with these restrictions could adversely affect CONSOL Energy’s ability to borrow under its senior credit facility or result in an event of default under these agreements and its other debt. The senior credit facility contains financial and other covenants that create limitations on its ability to, among other things, borrow the full amount under its senior credit facility or incur additional debt, and requires CONSOL Energy to maintain various financial ratios and comply with various other financial covenants. These financial covenants include a funded debt ratio that requires that CONSOL Energy maintain a ratio of total indebtedness for borrowed money as of the last day of each quarter to total earnings before interest, taxes, depreciation and amortization, excluding any extraordinary gains or losses for the four quarters ended on that date of not more than 3.0 to 1.0 and a ratio for the last four consecutive quarters of total earnings before interest, taxes, depreciation, amortization and excluding any extraordinary gains or losses, to total interest payable (including amortization of debt discount) on indebtedness for borrowed money of not less than 4.5 to 1.0. A covenant also limits capital expenditures to $550 million for each of the fiscal years ending December 31, 2005 and 2006. CONSOL Energy’s ability to comply with these restrictions depends upon its operating results, and it may be unable to comply with these covenants and other restrictions in its senior credit facility. In the event of a default, CONSOL Energy’s lenders could terminate their commitments to us and declare all amounts borrowed, together with accrued interest and fees, immediately due and payable. If this were to occur, we might not be able to pay these amounts or we might be forced to seek an amendment to its debt agreements, which could make the terms of these agreements more onerous for us. Failure to comply with these restrictions, even if waived by our bank lenders, also could adversely affect our credit ratings, which could increase the costs of debt financings to us and impair our ability to obtain additional debt financing.

CONSOL Energy has significant obligations for long-term employee benefits for which it accrues based upon assumptions which, if inaccurate, could result in CONSOL Energy being required to expend greater amounts than anticipated.

CONSOL Energy provides various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2004, the current and non-current portions of these obligations included:

•	post retirement medical and life insurance ($1.7 billion);

•	coal workers’ black lung benefits($441 million);

•	salaried retirement benefits ($117 million); and

•	workers’ compensation ($196 million).

However, if our assumptions are inaccurate, it could be required to expend greater amounts than anticipated. These obligations are unfunded, except for salaried retirement benefits, of which approximately 56% was funded at December 31, 2004. In addition, several states in which we operate consider changes in workers’ compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense.

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

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,100 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, payments in the future with respect to pending or future asbestos cases could be material to our financial position, results of operations or cash flows of CONSOL Energy.

Various federal or state laws and regulations require CONSOL Energy to obtain surety bonds or to provide other assurance of payment for certain of our long-term liabilities including mine closure or reclamation costs, workers’ compensation and other post employment benefits.

Federal and state laws require us to obtain surety bonds or provide other assurances to secure payment of certain long-term obligations including mine closure or reclamation costs, federal and state workers’ compensation costs, coal leases and other miscellaneous obligations. It has become increasingly difficult for us to secure new surety bonds or renew such bonds without posting collateral. CONSOL Energy has satisfied its obligations under these statutes and regulations by providing letters of credit or other assurances of payment.

However, letters of credit can be significantly more costly to us than surety bonds. The issuance of letters of credit under our bank credit facility also reduces amounts that it can borrow under its bank credit facility for other purposes.

CONSOL Energy and certain of its officers are defendants in class action lawsuits alleging the defendants issued false and misleading statements to the public that could result in CONSOL Energy making substantial payments.

On October 21, 2003, a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things: (a) that CONSOL Energy utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) that CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) that CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening it’s financial condition; and (d) that based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Another class action complaint has been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with that complaint. If CONSOL Energy is not successful in defending one or more of these lawsuits it may have to make substantial payments to the plaintiffs.

CONSOL Energy is a holding company and conducts substantially all of its operations through subsidiaries. CONSOL Energy’s ability to service its debt and pay dividends to holders of its common stock will depend upon it receiving distributions or similar payments from its subsidiaries. Dividends are discretionary.

Because substantially all of CONSOL Energy’s operations are conducted through subsidiaries, its cash flow and, therefore, its ability to service its debt and pay dividends to holders of its common stock primarily depends upon the earnings of it’s subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, CONSOL Energy. In addition, the payment of dividends and the making of loans and advances to CONSOL Energy by its subsidiaries may be subject to statutory or contractual restrictions, will be contingent upon the earnings of those subsidiaries and subject to various business considerations.

CONSOL Energy’s rights plan may have anti-takeover effects that could prevent a change of control.

On December 19, 2003, CONSOL Energy adopted a rights plan which, in certain circumstances, including a person or group acquiring, or the commencement of a tender or exchange offer that would result in a person or group acquiring, beneficial ownership of more than 15% of the outstanding shares of CONSOL Energy common stock, would entitle each right holder to receive, upon exercise of the right, shares of CONSOL Energy common stock having a value equal to twice the right exercise price. For example, at an exercise price of $80 per right, each right not otherwise voided would entitle its holders to purchase $160 worth of shares of CONSOL Energy common stock for $80. Assuming that shares of CONSOL Energy common stock had a per share value of $16 at such time, the holder of each right would be entitled to purchase ten shares of CONSOL Energy common stock for $80, or a price of $8 per share, one half its then market price. This and other provisions of CONSOL Energy’s rights plan could make it more difficult for a third party to acquire CONSOL Energy, which could hinder stockholders’ ability to receive a premium for CONSOL Energy stock over the prevailing market prices.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. On June 30, 2004, CONSOL Energy completed a $600 million Senior Secured Loan Agreement to replace the existing $267 million facility. The new agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The new facility is secured by nearly all of the assets of CONSOL Energy. CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007 have been equally and ratably secured. The facility can be used for letters of credit and borrowings for general corporate purposes. In the twelve months ended December 31, 2004, cash collateralized letters of credit issued under a restricted cash arrangement were transferred to the Tranche B facility and the $190 million of restricted cash was released and was used to pay short-term debt. At our option, interest on borrowings under the new facility is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.38 to 1.0 at December 31, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 12.71 to 1.0 at December 31, 2004. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit was $450.0 million for the twelve months ended December 31, 2004. CONSOL Energy’s actual capital expenditures for the twelve months ended December 31, 2004 were $411 million. At December 31, 2004, this facility had approximately $276.8 million letters of credit issued and had $1.7 million of borrowings outstanding, leaving approximately $321.5 million of unused capacity.

CONSOL Energy is currently engaged in discussions to amend the existing credit facility. Among other things, the amendments may reduce costs of the facility, increase the amounts that can be borrowed, extend the term and eliminate the current limitation on capital expenditures. We cannot be certain when the amendments will be completed or the terms we will be able to obtain.

In June 2004, Moody’s Investor Service affirmed the rating of Ba2 (12th lowest out of 21 rating categories) to the $600 million secured bank facility, which replaced CONSOL Energy’s secured $267 million bank facility. The rating outlook is stable. Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 2 indicates that the obligation ranks in the middle of its generic rating category. In July 2004, Standard and Poor’s confirmed the BB rating (12th lowest out of 22 rating categories) with a recovery rate of ‘1’ to CONSOL Energy’s $600 million secured bank facility, which replaced it’s secured $267 million bank facility. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The recovery rating of ‘1’ indicates a high expectation of full recovery of principal in the event of a default.

A security rating is not a recommendation by a rating agency to buy, sell or hold securities. The security rating may be subject to change.

In April 2003, CONSOL Energy and certain of its Subsidiaries entered into a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At December 31, 2004, eligible accounts receivable total approximately $141.1 million. The subordinated retained interest at December 31, 2004 was $16.1 million. Accounts receivable totaling $125.0 million were removed from the consolidated balance sheet at December 31, 2004. In accordance with the facility agreement, CONSOL Energy is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Related proceeds, net of repayments, of $17.0 million are included in cash flows from operating activities in the consolidated statement of cash flows for the twelve months ended December 31, 2004.

CONSOL Energy believes that cash generated from operations and its borrowing capacity under its credit facility will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments in 2004 and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $5.7 million (net of $3.6 million of deferred tax) at December 31, 2004.

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

Cash Flows (in millions) for the twelve months ended December 31

	2004 Period	2003 Period	Change
Cash flows provided by operating activities	$358	$381	$(23)
Cash used in investing activities	$(401)	$(205)	$(196)
Cash provided by (used in) financing activities	$42	$(182)	$224

Cash flows from operating activities changed due to the following items:

•	Approximately $68 million was received in 2003 for refunds filed for 1994-1999 related to our black lung excise claims and related interest.

•	Under the accounts receivable securitization facility, approximately $17 million was received, net of amounts paid, during the twelve months ended December 31, 2004 compared to $108 million received during the twelve months ended December 31, 2003.

•	Coal inventories increased 0.3 million tons in the twelve-month period ended December 31, 2004 compared to a decrease of 1.5 million tons in the twelve-month period ended December 31, 2003.

•	Approximately $25 million of insurance payments were collected in the twelve months ended December 31, 2004 related to the Loveridge Mine fire experienced in 2003. Accounts receivables from the expected insurance recoveries related to the two mine fires of approximately $28 million were recorded in 2003.

•	Operating cash flows are also improved due to increased net income as previously discussed.

Net cash used in or provided by investing activities changed primarily due to the following items:

•	Capital expenditures were $411 million in 2004 compared to $291 million in 2003. 2004 capital expenditures include the purchase of longwall shields, development work at Loveridge and McElroy and the expansion of the Bailey Preparation Plant.

•	More proceeds from sales of assets received in the twelve months ended December 31, 2003 than in the twelve months ended December 31, 2004. Proceeds from the sales of assets in 2003 primarily were from the sale, in February 2003, of CONSOL Energy’s Canadian coal assets and port facilities to Fording Inc. for a note and cash. The note was exchanged for 3.2 million units in the Fording Canadian Coal Trust, a newly organized publicly traded trust, which acquired the assets of Fording Inc. CONSOL Energy sold the coal trust units in March 2003.

Net cash received from or used in financing activities changed primarily due to the following items;

•	Payments of $203 million were made to repay the outstanding commercial paper balance in 2003.

•	Payments of approximately $63 million were made in the twelve months ended December 31, 2004 to reduce amounts borrowed under the revolving credit facilities compared to borrowings of approximately $65 million in the twelve months ended December 31, 2003.

•	Scheduled long-term debt repayments of $45 million were made in 2004.

•	Dividend payments were $50 million in 2004 compared to $46 million in 2003 due to the additional 11 million shares of common stock that were issued by CONSOL Energy in September 2003.

•	Previously restricted cash of $190 million was released due to the completion of a new $600 million debt facility in the twelve months ended December 31, 2004 compared to $191 million used to secure letters of credit with a cash backed facility in the twelve months ended December 31, 2003.

•	Approximately $190 million was received in 2003 from the sale of 11 million shares of common stock in a private placement in September 2003.

The following is a summary of our significant contractual obligations at December 31, 2004 (in thousands):

Payments due by Year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Short-term Notes Payable	$5,060	$—	$—	$—	$5,060
Gas Firm Transportation Obligation	3,654	1,126	—	—	4,780
Long-term Debt	3,885	51,098	4,614	371,639	431,236
Operating Lease Obligations	26,047	46,677	27,650	6,412	106,786

Total Contractual Obligations	$38,646	$98,901	$32,264	$378,051	$547,862

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at December 31, 2004 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$324,099	$591,570	$577,653	$1,493,322

As discussed in “Critical Accounting Policies” and in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2004 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.

Capital expenditures were approximately $411 million in the twelve months ended December 31, 2004 compared to $291 million in the twelve months ended December 31, 2003. We currently anticipate capital expenditures for the year ending December 31, 2005 to be approximately $430 million, of which approximately $385 million is maintenance of production. However, we may choose to defer certain capital projects in light of operating results and the availability of financing. Capital expenditures for pollution abatement and reclamation are projected to be $15.1 million for the year ending December 31, 2005. Our capital expenditures have been and will be primarily used for replacement of mining and gas equipment, the expansion of mining and gas capacity, and projects to improve the efficiency of the mining and gas operations. The projected capital expenditures for 2005 are not committed and are expected to be funded with cash generated by operations and existing borrowing capacity. In addition, cash requirements to fund employee-related, mine closure and other long-term liabilities included above, along with obligations related to long-term debt, capital and operating leases, are expected to be funded with cash generated by operations and existing borrowing capacity.

Debt

At December 31, 2004, CONSOL Energy had total long-term debt of $430 million outstanding, including current portion of long-term debt of $4 million. This long-term debt consisted of:

•	An aggregate principal amount of $249 million ($250 million of 7.875% notes due in 2012, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$32 million in advance royalty commitments with an average interest rate of 7.663% per annum;

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 4.66% due at various dates ranging from 2005 through 2031.

On June 30, 2004, CONSOL Energy completed a $600 million Senior Secured Loan Agreement to replace the existing $267 million facility. The new agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The new facility is secured by nearly all of the assets of CONSOL Energy. Collateral has been provided to the banks and shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. The facility can be used for letters of credit and borrowings for general corporate purposes. As of December 31, 2004, cash collateralized letters of credit issued under a restricted cash arrangement have been transferred to the Tranche B facility and the $190 million of restricted cash was released and used to pay short-term debt. At our option, interest is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.38 to 1.0 at December 31, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 12.71 to 1.0 at December 31, 2004. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $550.0 million for each of the twelve months ended December 31, 2005 and 2006, respectively. At December 31, 2004, this facility had approximately $276.8 million letters of credit issued and had $1.7 million of borrowings outstanding, leaving approximately $321.5 million of unused capacity.

CONSOL Energy is currently engaged in discussions to amend the existing credit facility. Among other things, the amendments may reduce costs of the facility, increase the amounts that can be borrowed, extend the term and eliminate the current limitation on capital expenditures. We cannot be certain when the amendments will be completed or the terms we will be able to obtain.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $469 million at December 31, 2004 and $291 million at December 31, 2003. The increase is primarily attributable to net income for the twelve months ended December 31, 2004. Stockholders’ equity also increased due to a reduction of $13 million in the twelve months ended December 31, 2004 in Other Comprehensive Losses. These losses related primarily to the recognition of minimum pension liability as a result of the under performance of plan assets for non-contributory defined benefit retirement plans. Comprehensive losses (gains) are generally calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. These increases were offset, in part, by various cash flow hedges related to our gas business and the payment of dividends.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are likely to have a material current or future effect on CONSOL Energy’s condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the notes to the consolidated financial statements.

Recent Accounting Pronouncements

On December 15, 2004, the Financial Accounting Standards Board (FASB) released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (FAS 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. FAS 123R is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The expected impact of unvested stock options outstanding at December 31, 2004, under the modified prospective application of FAS 123R, with no restatement of interim periods prior to the effective date, is approximately $2.5 million of pre-tax expense in the period ending December 31, 2005.

On November 30, 2004, the FASB ratified EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets,’ in Determining Whether to Report Discontinued Operations” (EITF 03-13). To qualify as a discontinued operation, paragraph 42 of FAS 144 requires that the cash flows of the disposed component be eliminated from the operations of the ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of FAS 144. EITF 03-13 is to be effective for all periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes November 30, 2004 may be reclassified to reflect the consensus. We do not expect this guidance to have a financial impact to CONSOL Energy in the 2005 fiscal year.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (FAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. We are current evaluating what impact this provision could have for CONSOL Energy in the 2005 fiscal year.

On October 13, 2004, the FASB ratified EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosure about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10). FASB Statement No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. EITF 04-10 clarifies how an enterprise should evaluate the aggregation criteria in paragraph 17 of FAS 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FAS 131. In addition, the FASB Task Force has requested that the FASB staff propose a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The Task Force has agreed that since the two issues are interrelated, the effective date of EITF 04-10 should coincide with the future undetermined effective date of the anticipated FSP. We are currently evaluating the positions addressed in EITF 04-10, and foresee no significant changes in the reporting practices currently used to report segment information.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The focal point of the legislation, and the area that is expected to have the most significant impact to CONSOL Energy, is the repeal of the extraterritorial income (ETI) exclusion. In its place, a new provision was added, the Domestic Manufacturers Exemption. For the tax years 2005-2006, the deduction will equal 3% of the lesser of qualified production activities income or taxable income. The percentage rises to 6% in 2007-2009 and to 9% in 2010 and after. At its October 2004 meeting, the FASB proposed that the deduction be treated as a special deduction that should be included as a permanent benefit in CONSOL Energy’s estimate of its annual effective tax rate. The Act also provides for a temporary incentive to repatriate accumulated foreign earnings and profits by providing an elective 85% dividend received deduction. We are currently evaluating what impact this provision could have for CONSOL Energy in the tax year 2005.

In the second quarter of 2004, in response to the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), the FASB finalized guidance on how employers should account for the

Medicare Act (FSP FAS 106-2). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by this recent accounting guidance, CONSOL Energy has recognized the benefits of the Act in the twelve months ended December 31, 2004 with effect from March 8, 2004. The benefits of the Act have been recognized as a reduction of approximately $21 million in other postemployment benefit costs.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” (EITF 04-2). In this issue, the Task Force reached the consensus that mineral rights are tangible assets. This consensus differed from the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which characterize mineral rights as intangible assets. As a result, the FASB amended FAS 141 and FAS 142 to eliminate this inconsistency. Effective with the 2004 second quarter, CONSOL Energy has reclassified mineral rights as property, plant and equipment in accordance with EITF 04-2.

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

Sensitivity analyses of the incremental effects on pre-tax earnings for the twelve months ended December 31, 2004 of a hypothetical 10% and 25% change in natural gas prices for open derivative instruments as of December 31, 2004 are provided in the following table:

	Incremental Decrease in Pre-tax Earnings Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas(a)	$16.0	$25.7

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2005 through 2006 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a net loss of $5.7 million (net of $3.6 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2004, CONSOL Energy had outstanding $430 million aggregate principal amount of debt under fixed-rate instruments and $5 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its revolving credit facility, under which there was $1.7 million of borrowings outstanding at December 31, 2004. On June 30, 2004, CONSOL Energy completed a $600 million senior secured loan facility to replace the existing $267 million facility. The new facility consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 5.3% per annum during the twelve months ended December 31, 2004. Due to the level of borrowings against this facility in the twelve months ended December 31, 2004, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. The fair value of CONSOL Energy’s financial instruments is set forth in Note 26 and Note 27 of the Notes to Consolidated Financial Statements.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Item 8. Financial	Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CONSOL Energy Inc.

We have completed an integrated audit of CONSOL Energy Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (CONSOL Energy) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of CONSOL Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, CONSOL Energy changed the manner in which it accounts for workers’ compensation obligations as of January 1, 2004.

As discussed in Note 10 to the consolidated financial statements, CONSOL Energy changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9a., that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, CONSOL Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO. CONSOL Energy’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of it’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 28, 2005

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Sales Outside	$2,580,253	$2,041,482	$2,002,541
Sales—Related Parties (Note 3)	—	1,369	804
Freight—Outside	110,175	114,020	133,852
Freight—Related Parties (Note 3)	—	562	564
Other Income (Note 4)	86,321	65,033	45,837

Total Revenue and Other Income	2,776,749	2,222,466	2,183,598
Costs of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	2,001,010	1,624,016	1,543,189
Freight Expense	110,175	114,582	134,416
Selling, General and Administrative Expenses	72,870	77,571	65,888
Depreciation, Depletion and Amortization	280,397	242,152	262,873
Interest Expense (Note 5)	31,429	34,451	46,213
Taxes Other Than Income (Note 6)	198,305	160,209	172,479
Export Sales Excise Tax Resolution (Note 7)	—	(614)	(1,037)
Restructuring Costs (Note 8)	—	3,606	—

Total Costs	2,694,186	2,255,973	2,224,021
Earnings (Loss) Before Income Taxes and Cumulative Effect of Change in Accounting	82,563	(33,507)	(40,423)
Income Taxes (Benefits) (Note 9)	(32,646)	(20,941)	(52,099)

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$115,209	$(12,566)	$11,676

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, Net of Income Taxes of $3,035 (Note 10)	$—	$4,768	$—
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080 (Note 19)	$83,373	$—	$—

Net Income (Loss)	$198,582	$(7,798)	$11,676

Earnings per Share (Note 1):
Basic	$2.20	$(0.10)	$0.15

Dilutive	$2.18	$(0.10)	$0.15

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	90,230,693	81,732,589	78,728,560

Dilutive	91,199,945	81,732,589	78,834,023

Dividends per Share	$0.56	$0.56	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	December 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,422	$6,513
Accounts and Notes Receivable:
Trade	111,580	89,971
Other Receivables	30,251	91,401
Inventories (Note 11)	121,902	103,358
Recoverable Taxes	14,614	20,257
Deferred Income Taxes (Note 9)	145,890	125,938
Prepaid Expenses	39,510	33,402

Total Current Assets	470,169	470,840
Property, Plant and Equipment (Note 13):
Property, Plant and Equipment	6,514,016	6,274,030
Less—Accumulated Depreciation, Depletion and Amortization	3,331,436	3,212,523

Total Property, Plant and Equipment—Net	3,182,580	3,061,507
Other Assets:
Deferred Income Taxes (Note 9)	355,008	409,090
Restricted Cash	—	190,918
Investment in Affiliates	47,684	84,878
Other	140,170	101,745

Total Other Assets	542,862	786,631

TOTAL ASSETS	$4,195,611	$4,318,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$166,068	$134,772
Short-Term Notes Payable (Note 14)	5,060	68,760
Current Portion of Long-Term Debt and Capital Lease Obligations (Note 16)	3,885	53,330
Other Accrued Liabilities (Note 15)	530,472	572,437

Total Current Liabilities	705,485	829,299
Long-Term Debt (Note 16)	425,760	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 18)	1,531,250	1,494,615
Pneumoconiosis Benefits (Note 19)	427,264	441,076
Mine Closing	305,152	312,208
Workers’ Compensation (Note 19)	140,318	255,785
Deferred Revenue	50,208	61,673
Salary Retirement (Note 18)	51,957	79,545
Reclamation	5,745	14,480
Other	83,451	97,748

Total Deferred Credits and Other Liabilities	2,595,345	2,757,130

Total Liabilities	3,726,590	4,028,341

Shareholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 91,267,558 Issued and 90,642,939 Outstanding at December 31, 2004 and 89,861,900 Outstanding at December 31, 2003	913	913
Capital in Excess of Par Value	846,644	833,675
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings (Deficit)	(277,406)	(425,470)
Other Comprehensive Loss (Note 22)	(89,193)	(102,601)
Unearned Compensation on Restricted Stock Units	(4,883)	—
Common Stock in Treasury, at Cost—624,619 Shares at December 31, 2004 and 1,405,658 Shares at December 31, 2003	(7,054)	(15,880)

Total Stockholders’ Equity	469,021	290,637

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,195,611	$4,318,978

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Loss	Unearned Compensation on Restricted Stock Units	Common Stock in Treasury	Total Stockholders’ Equity
Balance at December 31, 2001	803	643,627	(317,566)	(37,659)	—	(17,646)	271,559
Net Income	—	—	11,676	—	—	—	11,676
Minimum Pension Liability (Net of $34,438 tax)	—	—	—	(54,092)	—	—	(54,092)
Treasury Rate Lock (Net of $476 tax)	—	—	—	746	—	—	746
Interest Rate Swap Contract (Net of $338 tax)	—	—	—	(531)	—	—	(531)
Gas Cash Flow Hedge (Net of $1,168 tax)	—	—	—	(1,834)	—	—	(1,834)

Comprehensive Income (Loss)	—	—	11,676	(55,711)	—	—	(44,035)
Stock Options Exercised (40,529)		106	—	—	—	278	384
Restricted Stock Issued (16,532 shares)	—	38	—	—	—	187	225
Dividends ($.84 per Share)	—	16	(66,127)	—	—	25	(66,086)

Balance at December 31, 2002	803	643,787	(372,017)	(93,370)	—	(17,156)	162,047
Net Income	—	—	(7,798)	—	—	—	(7,798)
Minimum Pension Liability (Net of $2,789 tax)	—	—	—	(5,279)	—	—	(5,279)
Treasury Rate Lock (Net of $54 tax)	—	—	—	(81)	—	—	(81)
Interest Rate Swap Contract (Net of $176 tax)	—	—	—	(276)	—	—	(276)
Gas Cash Flow Hedge (Net of $2,289 tax)	—	—	—	(3,595)	—	—	(3,595)

Comprehensive Income (Loss)	—	—	(7,798)	(9,231)	—	—	(17,029)
Issuance of Common Stock	110	189,442	—	—	—	—	189,552
Stock Options Exercised (110,848 shares)	—	350	—	—	—	1,105	1,455
Restricted Stock Issued (13,082 shares)	—	77	—	—		148	225
Dividends ($.56 per share)	—	19	(45,655)	—	—	23	(45,613)

Balance at December 31, 2003	913	833,675	(425,470)	(102,601)	—	(15,880)	290,637
Net Income	—	—	198,582	—	—	—	198,582
Minimum Pension Liability (Net of $7,649 tax)	—	—	—	12,911	—	—	12,911
Treasury Rate Lock (Net of $54 Tax)	—	—	—	(80)	—	—	(80)
Interest Rate Swap Contract (Net of ($514) Tax)	—	—	—	807	—	—	807
Gas Cash Flow Hedge (Net of $145 tax)	—	—	—	(230)	—	—	(230)

Comprehensive Income (Loss)	—	—	198,582	13,408	—	—	211,990
Stock Options Exercised (772,244 shares)		5,912	—	—	—	8,727	14,639
Restricted Stock (7,310 shares)	—	142	—	—	—	83	225
Issuance of Restricted Stock units under the Equity Incentive Plan (195,964 units)	—	6,036	—	—	(6,036)	—	—
Amortization of Restricted Stock Unit Grants	—	—	—	—	1,153	—	1,153
Stock Based Compensation	—	848	—	—	—	—	848
Dividends ($.56 per share)	—	31	(50,518)	—	—	16	(50,471)

Balance at December 31, 2004	$913	$846,644	$(277,406)	$(89,193)	$(4,883)	$(7,054)	$469,021

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$198,582	$(7,798)	$11,676
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	(83,373)	(4,768)	—
Depreciation, Depletion and Amortization	280,397	242,152	262,873
Compensation from Restricted Stock Unit Grants	1,153	—	—
Gain on Sale of Assets	(40,841)	(23,372)	(13,307)
Amortization of Mineral Leases	4,907	7,013	9,946
Deferred Income Taxes	(26,914)	(18,511)	(45,557)
Equity in Earnings of Affiliates	4,317	8,851	9,818
Changes in Operating Assets:
Accounts Receivable Securitization	17,000	108,000	—
Accounts and Notes Receivable	(7,959)	40,745	12,061
Inventories	(18,544)	27,044	(21,727)
Prepaid Expenses	(2,734)	(8,210)	13,878
Changes in Other Assets	16,968	17,168	8,540
Changes in Operating Liabilities:
Accounts Payable	54,459	(5,823)	(20,552)
Other Operating Liabilities	(24,936)	94,396	164,343
Changes in Other Liabilities	(15,764)	(86,654)	(61,690)
Other	1,373	(9,106)	(746)

	159,509	388,925	317,880

Net Cash Provided by Operating Activities	358,091	381,127	329,556

Cash Flows from Investing Activities:
Capital Expenditures	(410,611)	(290,652)	(295,025)
Additions to Mineral Leases	(10,354)	(10,196)	(5,155)
Proceeds from Sale of Assets	24,726	108,904	28,213
Investment in Equity Affiliates	(4,303)	(12,670)	(67,969)

Net Cash Used in Investing Activities	(400,542)	(204,614)	(339,936)

Cash Flows from Financing Activities:
Payments on Commercial Paper	—	(202,953)	(119,993)
Payments on Long-Term Notes	(45,000)	—	(66,000)
Proceeds from Short-Term Debt	—	65,000	—
Payments on Short-Term Debt	(63,300)	—	—
Payments on Miscellaneous Borrowings	(4,651)	(22)	(4,285)
Proceeds from Long-Term Notes	—	1,757	261,803
Proceeds from Treasury Rate Lock	—	—	1,332
Payments for Bond Issuance Costs	—	—	(1,065)
Dividends Paid	(50,471)	(45,613)	(66,086)
Withdrawal from (Deposits to) Restricted Cash	190,918	(190,918)	—
Proceeds from Issuance of Common Stock, Net of Related Costs	—	189,552	—
Issuance of Treasury Stock	14,864	1,680	609

Net Cash Provided by (Used in) Financing Activities	42,360	(181,517)	6,315
Net (Decrease) Increase in Cash and Cash Equivalents	(91)	(5,004)	(4,065)
Cash and Cash Equivalents at Beginning of Period	6,513	11,517	15,582

Cash and Cash Equivalents at End of Period	$6,422	$6,513	$11,517

The accompanying notes are an integral part of these consolidated financial statements.

See Note 24—Supplemental Cash Flow Information

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash:

In connection with the completion of a $600,000 Senior Secured Loan Agreement to replace the existing $267,000 facility on June 30, 2004, CONSOL Energy released $190,000 of restricted cash. The cash collateralized letters of credit issued under the restricted cash arrangement have been transferred to the Tranche B facility and the released cash was used to pay down short-term debt.

Also in 2004, CONSOL Energy had released $918 of restricted cash held as a cash collateralized letter of credit to the West Virginia Department of Environmental Protection. The letter of credit was cancelled and replaced with a surety bond.

Trade Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. CONSOL Energy reserves for specific accounts receivable when it is probable that all or a part of an outstanding balance will not be collected, such as customer bankruptcies. CONSOL Energy regularly reviews collectibility and establishes or adjusts the allowance as necessary using the specific identification method. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Reserves for uncollectible amounts were not material in the periods presented.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

CONSOL Energy incurs planned major maintenance costs. Such costs are expensed in the same annual period as incurred; however, estimated annual costs are recognized throughout the year on a pro rata basis. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposition is recognized in other income.

Depreciation of plant and equipment, including assets leased under capital leases, is calculated on the straight-line method over their estimated useful lives or lease terms as follows:

Years
Building and improvements	10 to 45
Machinery and equipment	3 to 20
Leasehold improvements	Life of Lease
Airshafts	Life of Area Benefited

Depletion of coal interests and amortization of mine development costs are computed using the units-of-production method over the estimated proven and probable reserves. Units-of-production depletion rates are revised whenever there is an indication of the need for revision, but at least once a year. The revisions are accounted for prospectively as changes in accounting estimates.

Costs for purchased and internally developed software are expensed until it has been determined that the software will result in probable future economic benefits and management has committed to funding the project.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Income Taxes:

The asset and liability method is used to account for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CONSOL Energy’s financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes excluding the effects of acquisitions during the year. Deferred taxes result from differences between the financial and tax bases of CONSOL Energy’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets where it is more likely than not that a deferred tax benefit will not be realized.

Postretirement Benefits Other Than Pensions:

Postretirement benefits other than pensions, except for those established pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the “Health Benefit Act”), are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires employers to accrue the cost of such retirement benefits for the employees’ active service periods. Such liabilities are recorded on a discounted basis. Postretirement benefit obligations established by the Health Benefit Act are treated as a multi-employer plans which requires expense to be recorded for the associated obligations as payments are made. This treatment is in accordance with Emerging Issues Task Force (EITF) No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

Pneumoconiosis Benefits:

CONSOL Energy is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis. CONSOL Energy is primarily self-insured for these benefits. Provisions are made for estimated benefits based on annual evaluations prepared by outside actuaries.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Mine Closing, Reclamation and Gas Well Closing Costs:

As of January 1, 2003, CONSOL Energy accrues for mine closing costs, perpetual care costs and dismantling and removing costs of gas related facilities using the accounting treatment prescribed by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.” This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Depreciation of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Asset retirement obligations primarily relate to the closure of mines and gas wells and the reclamation of land upon exhaustion of coal and gas reserves.

Accrued mine closing costs, perpetual care costs, reclamation and costs of dismantling and removing gas related facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

Workers’ Compensation:

CONSOL Energy is primarily self-insured for workers’ compensation claims in the various states in which it operates. CONSOL Energy changed its method of accounting for workers’ compensation effective January 1, 2004. Prior to the change, it recorded its workers’ compensation liability on an undiscounted basis. Under the new method, it records the liability on a discounted basis, which is actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change is preferable since it aligns the accounting with it’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with CONSOL Energy’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

The change was reflected as a cumulative effect of a change in accounting in the twelve months ended December 31, 2004 according to Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes.” The effect of the change resulted in an income adjustment of $83,373 net of $53,080 of deferred tax expense. The workers’ compensation liability was reduced by $136,453 and the deferred tax assets was reduced by $53,080 as a result of this change in accounting. CONSOL Energy estimates approximately $15,000 of additional expense, excluding the impact of the cumulative effect adjustment, was recognized in the twelve months ended December 31, 2004 due to the change in accounting for workers’ compensation. Actuarial valuations were not prepared for prior periods, but we would anticipate, on an unaudited proforma basis, the estimated additional expense for 2004 would be similar for previous periods had this accounting method been applied.

Deferred Revenue:

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues will be recognized as sales revenues in future periods by amortization on a rate per ton shipped over the life of the respective contract. The rates are revised whenever there is an indication of the need for revision, but at least once a year. The revisions are accounted for prospectively as changes in accounting estimates.

Retirement Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Prior to July 31, 2003, the benefits for these plans

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

were based primarily on years of service and employee compensation near retirement. Effective August 1, 2003, the salary pension plan changed to include early retirement reduction factors dependent on a combination of the age of the employee and the employee’s years of service. In addition, effective August 1, 2004, any salaried or non-represented hourly employees that are hired this date or later will not become eligible for defined retirement benefits. CONSOL Energy’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

Revenue Recognition:

Revenues are recognized when title passes to the customers. For domestic coal sales, this generally occurs when coal is loaded at mine or offsite storage locations. For export coal sales, this generally occurs when coal is loaded onto marine vessels at terminal locations. For gas sales, this occurs at the contractual point of delivery. For industrial supplies and equipment sales, this generally occurs when the products are delivered. For terminal, river and dock, land, research and development, and coal waste disposal services, revenue is recognized generally as the service is provided to the customer. Matching buy/sell gas transactions settled in cash are recorded in both revenues and costs of revenues as separate sales and purchase transactions.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	For the Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$198,582	$(7,798)	$11,676
Add: Stock-based compensation expense for restricted stock units	1,153	—	—
Add: Stock-based compensation expense due to change in vesting period	—	848	—
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(5,702)	(4,093)	(2,408)

Pro forma net income (loss)	$194,033	$(11,043)	$9,268

Earnings per share:
Basic—as reported	$2.20	$(0.10)	$0.15

Basic—pro forma	$2.15	$(0.14)	$0.12

Diluted—as reported	$2.18	$(0.10)	$0.15

Diluted—pro forma	$2.13	$(0.14)	$0.12

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown. See Note 21—Stock Based Compensation.

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 2,500 shares, 1,392,022 shares and 1,095,693 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

	For the Years Ended December 31,
	2004	2003	2002
Net income (loss)	$198,582	$(7,798)	$11,676
Average shares of common stock outstanding:
Basic	90,230,693	81,732,589	78,728,560
Effect of stock options	969,252	—	105,463

Diluted	91,199,945	81,732,589	78,834,023
Earnings per share:
Basic	$2.20	$(0.10)	$0.15

Diluted	$2.18	$(0.10)	$0.15

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The computations for basic and diluted earnings per share from continuing operations before considering the cumulative effect of changes in accounting principles are as follows:

	For the Years Ended December 31,
	2004	2003
Basic	$1.28	$(0.15)

Diluted	$1.26	$(0.15)

Accounting for Derivative Instruments:

CONSOL Energy accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and its corresponding amendments under SFAS No. 138. SFAS No. 133 requires CONSOL Energy to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. Currently, CONSOL Energy has no fair value hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.

CONSOL Energy formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CONSOL Energy will discontinue hedge accounting prospectively.

Recent Accounting Pronouncements:

On December 15, 2004, the Financial Accounting Standards Board (FASB) released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (FAS 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. FAS 123R is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The expected impact of unvested stock options outstanding at December 31, 2004, under the modified prospective application of FAS 123R, with no restatement of interim periods prior to the effective date, is approximately $2,500 of pre-tax expense in the period ended December 31, 2005.

On November 30, 2004, the FASB ratified EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, ‘Accounting for the Impairment or Disposal of Long-Lived Assets,’ in Determining Whether to Report Discontinued Operations” (EITF 03-13). To qualify as a discontinued operation, paragraph 42 of FAS 144 requires that the cash flows of the disposed component be eliminated from the operations of the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

ongoing entity and that the ongoing entity not have any significant continuing involvement in the operations of the disposed component after the disposal transaction. EITF 03-13 provides guidance on how to interpret and apply the criteria in paragraph 42A (elimination of cash flows) and paragraph 42B (no significant continuing involvement) of FAS 144. EITF 03-13 is to be effective for all periods beginning after December 15, 2004. Previously reported operating results related to disposal transactions initiated within an enterprise’s fiscal year that includes November 30, 2004 may be reclassified to reflect the consensus. We do not expect this guidance to have a financial impact on CONSOL Energy in the 2005 fiscal year.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (FAS 151). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory cost incurred during fiscal years beginning after June 15, 2005. We are current evaluating what impact this provision could have for CONSOL Energy in the 2005 fiscal year.

On October 13, 2004, the FASB ratified EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosure about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10). FASB Statement No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. EITF 04-10 clarifies how an enterprise should evaluate the aggregation criteria in paragraph 17 of FAS 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FAS 131. In addition, the FASB Task Force has requested that the FASB staff propose a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The Task Force has agreed that since the two issues are interrelated, the effective date of EITF 04-10 should coincide with the future undetermined effective date of the anticipated FSP. We are currently evaluating the positions addressed in EITF 04-10, and foresee no significant changes in the reporting practices currently used to report segment information.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. The focal point of the legislation, and the area that is expected to have the most significant impact to CONSOL Energy, is the repeal of the extraterritorial income (ETI) exclusion. In its place, a new provision was added, the Domestic Manufacturers Exemption. For the tax years 2005-2006, the deduction will equal 3% of the lesser of qualified production activities income or taxable income. The percentage rises to 6% in 2007-2009 and to 9% in 2010 and after. At its October 2004 meeting, the FASB proposed that the deduction be treated as a special deduction that should be included as a permanent benefit in CONSOL Energy’s estimate of its annual effective tax rate. The Act also provides for a temporary incentive to repatriate accumulated foreign earnings and profits by providing an elective 85% dividend received deduction. We are currently evaluating what impact this provision could have for CONSOL Energy in the tax year 2005.

In the second quarter of 2004, in response to the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), the FASB finalized guidance on how employers should account for the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Medicare Act (FSP FAS 106-2). The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by this recent accounting guidance, CONSOL Energy has recognized the benefits of the Act in the twelve months ended December 31, 2004 with effect from March 8, 2004. The benefits of the Act have been recognized as a reduction of $20,790 in other postemployment benefit costs.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” (EITF 04-2). In this issue, the Task Force reached the consensus that mineral rights are tangible assets. This consensus differed from the requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which characterize mineral rights as intangible assets. As a result, the FASB amended FAS 141 and FAS 142 to eliminate this inconsistency. Effective with the 2004 second quarter, CONSOL Energy has reclassified mineral rights as property, plant and equipment in accordance with EITF 04-2.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2004, with no effect on previously reported net income or stockholders’ equity. The reclassifications include classifying leased coal interest and advance mining royalties, previously reported separately on the balance sheet as intangible assets, as a component of property, plant and equipment in accordance with EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets.”

Note 2—Dispositions:

In the year ended December 31, 2004, CONSOL Energy finalized working capital adjustment items and remaining liability transfers related to the sale of its Canadian coal assets and related port facilities. The sale was completed in February 2003. The finalization of these items resulted in CONSOL Energy making a cash payment to the buyer of $4,167 and recording a pre-tax gain of $3,582.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 3—Transactions with Related Parties:

CONSOL Energy sold coal to RWE A.G., which was CONSOL Energy’s majority shareholder until October 2003, on a basis reflecting the market value of the coal. Such Related Parties sales were as follows:

	For the Years Ended December 31,
	2004	2003	2002
Coal sales	$—	$1,369	$804
Freight	—	562	564

Total Sales and Freight Revenue—Related Parties	$—	$1,931	$1,368

Also, a subsidiary of RWE A.G. periodically provided insurance brokerage services to CONSOL Energy without fee. CONSOL Energy expended $2,849 for the twelve months ended December 31, 2003 and $1,423 for the twelve months ended December 31, 2002 for insurance premiums for policies brokered by this subsidiary of RWE AG. As of September 30, 2003, RWE AG no longer provides insurance brokerage services to CONSOL Energy. Since September 30, 2003, insurance for CONSOL Energy is brokered through an outside insurance company.

Note 4—Other Income:

	For the Years Ended December 31,
	2004	2003	2002
Gain on disposition of assets	$40,932	$23,372	$13,307
Royalty income	18,613	16,016	11,807
Service income	7,673	6,982	4,959
Interest income	5,376	5,602	5,738
Rental income	3,327	3,896	3,936
Timber revenue	2,578	2,546	1,770
Ash disposal income	2,543	2,293	2,209
Gain (Loss) on derivative instruments	—	4,928	232
Harbor maintenance fee refund	—	2,563	—
Contract settlement	—	—	7,017
Equity in earnings (loss) of affiliates	(4,317)	(8,851)	(9,818)
Other	9,596	5,686	4,680

Total Other Income	$86,321	$65,033	$45,837

Note 5—Interest Expense:

	For the Years Ended December 31,
	2004	2003	2002
Interest on debt	$36,550	$37,881	$39,729
Interest on other payables	3,630	3,331	3,235
Interest accretion on present valued perpetual care obligations	—	—	8,531
Interest capitalized	(8,751)	(6,761)	(5,282)

Total Interest Expense	$31,429	$34,451	$46,213

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy implemented Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” as of January 1, 2003. Under this statement, interest accretion on present valued perpetual care obligations is reported as operating expenses versus the previous method which reported the accretion as interest expense.

Note 6—Taxes Other Than Income:

	For the Years Ended December 31,
	2004	2003	2002
Production taxes	$131,472	$104,033	$103,414
Payroll taxes	36,644	32,461	34,607
Property taxes	30,099	27,211	31,814
Capital Stock & Franchise Tax	4,305	454	5,800
VA Employment Enhancement Tax Credit	(5,956)	(5,666)	(5,633)
Other	1,741	1,716	2,477

Total Taxes Other Than Income	$198,305	$160,209	$172,479

Note 7—Export Sales Excise Tax Resolution:

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy has filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. The IRS has completed an audit of CONSOL Energy’s refund claims and confirmed the validity of the claims filed by CONSOL Energy for the period 1994 through 1999. CONSOL Energy received the refunds in 2003 and 2002 for the 1994 through 1999 period. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refund of taxes for the periods 1991 through 1993. The refunds for the 1991 through 1993 period have not yet been received. In 2003, additional income of $614 was recorded, comprised of $696 of interest income on the outstanding tax refund receivable balance related to the 1994 to 1996 period, offset by an $82 increase in legal fees related to the refund for the 1991 to 1993 period. In 2002, additional income of $1,037 was recorded, comprised of $1,282 of interest income on the outstanding tax refund receivable balance related to the 1994 to 1996 period, offset by a $245 reduction due to a change in recoverable amounts. The following table rolls forward the associated receivable and payable balances:

	As of December 31,
	2004	2003	2002
*Included in Other Assets
Beginning of the year Receivable	$26,006	$93,230	$95,893
Cash Receipts	—	(67,943)	(3,956)
Accrual Adjustments(a)	—	719	1,293

	$26,006	$26,006	$93,230

**Included in Other Liabilities
Beginning of the year Payable	$(1,914)	$(5,498)	$(5,319)
Cash Payments	—	3,689	77
Accrual Adjustments(a)	—	(105)	(256)

	$(1,914)	$(1,914)	$(5,498)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(a)	Featured on the Consolidated Statement of Income as Export Sales Excise Tax Resolution.
*	In 2004, the balance was reclassed from Other Receivables to a Long Term Asset.
**	In 2004, the balance was reclassed from Accounts Payable to Other Liabilities.

Note 8—Restructuring Costs:

In December 2003, CONSOL Energy reduced corporate overhead costs by eliminating approximately 100 selling, general and administrative and other positions within it. The restructuring of the corporate overhead was a result of developments in CONSOL Energy’s business, including operating fewer mines than have been operated in the past, the sale of non-core business assets and de-emphasizing coal exports. At that time, restructuring charges of $3,606 were recognized representing estimated severance costs related to the workforce reduction. At December 31, 2003, approximately 75%, or $2,720 of the employee termination benefits related to the program had been paid. The remaining restructuring obligation was recorded as Other Accrued Liabilities. Cash payments for the twelve months ended December 31, 2004 were $886. There were no other adjustments made to the restructuring liability in the twelve months ended December 31, 2004. The restructuring liability was fully paid at December 31, 2004.

Note 9—Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

	For the Years Ended December 31,
	2004	2003	2002
Current:
U.S. Federal	$(6,170)	$(17,186)	$(16,428)
U.S. State	5,570	4,716	9,392
Non-U.S.	(5,134)	10,040	494

	(5,734)	(2,430)	(6,542)
Deferred:
U.S. Federal	(25,925)	(15,949)	(35,024)
U.S. State	(2,515)	3,030	(6,305)
Non-U.S.	1,528	(5,592)	(4,228)

	(26,912)	(18,511)	(45,557)

Total Income Taxes (Benefits)	$(32,646)	$(20,941)	$(52,099)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the net deferred tax assets are as follows:

	December 31, 2004	December 31, 2003
Deferred Tax Assets:
Postretirement benefits other than pensions	$642,637	$587,055
Alternative minimum tax	175,153	155,619
Pneumoconiosis benefits	171,391	184,850
Mine closing	112,531	83,344
Workers’ compensation	76,368	119,115
Net operating loss	15,147	28,105
Reclamation	4,464	8,784
Other	116,789	143,669

Total Deferred Tax Assets	1,314,480	1,310,541
Deferred Tax Liabilities:
Property, plant and equipment	(756,094)	(687,629)
Advance mining royalties	(21,035)	(19,238)
Other receivables	(4,691)	(20,483)
Other	(31,762)	(48,163)

Total Deferred Tax Liabilities	(813,582)	(775,513)

Net Deferred Tax Assets	$500,898	$535,028

According to SFAS No. 109, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered to determine whether a valuation allowance is warranted. For the year ended December 31, 2004, positive evidence considered included the level of sales and pricing currently being negotiated under fixed price contracts, the reversal of certain book to tax differences, particularly those related to minimum tax, and the ability to employ various tax planning strategies if necessary. Negative evidence included book and tax losses generated in recent periods and the inability to achieve forecasted results in those recent periods. CONSOL Energy has concluded that the deferred tax assets, other than those associated with the state tax net operating losses, were more likely than not realizable. By its estimation, CONSOL Energy will begin paying regular tax and utilizing its deferred tax asset associated with the minimum tax within five years. Our judgment regarding future profitability may change due to future market conditions, our ability to successfully execute our business strategy, as well as other factors. These changes, if any, may require additional valuation allowances to be recorded that could materially impact net income.

At December 31, 2004, CONSOL Energy generated a net operating loss for regular federal income tax purposes of $102,295, of which $80,459 is expected to be carried back and used to offset taxable income from prior years, with the remaining $21,836 available to offset future regular federal taxable income.

A deferred tax asset of $65,810 relating to state net operating loss carry-forwards has been fully reserved due to the uncertainty of realizing the benefits of these carry-forwards. No other valuation allowance has been recognized because CONSOL Energy has determined that it is more likely than not that all of these deferred tax assets will be realized.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Years Ended December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$28,897	35.0%	$(11,728)	35.0%	$(14,148)	35.0%
Excess tax depletion	(36,170)	(43.8)	(27,356)	81.6	(30,606)	75.7
Tax settlements	(15,369)	(18.6)	—	—	(1,653)	4.1
Federal effect on sale of foreign companies	(2,767)	(3.4)	4,315	(12.9)	—	—
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	(7,277)	(8.8)	—	—	—	—
Net effect of state tax	2,126	2.6	5,635	(16.8)	(1,034)	2.6
Net effect of foreign tax	(2,958)	(3.6)	7,569	(22.6)	(3,733)	9.2
Other	872	1.1	624	(1.9)	(925)	2.3

Income Tax (Benefit) Expense/Effective Rate	$(32,646)	(39.5)%	$(20,941)	62.4%	$(52,099)	128.9%

In the twelve months ended December 31, 2004, CONSOL Energy released $15,369 of contingent tax liability resulting from the settlement of federal, state and foreign income tax audit of prior years.

In the twelve months ended December 31, 2002, CONSOL Energy received a $1,908 federal income tax benefit from a final agreement resolving disputed federal income tax items for the years 1995 to 1997.

Foreign income (loss) before taxes totaled $59, ($3,586) and ($8,768) for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

Note 10—Mine Closing, Reclamation & Gas Well Closing Costs:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the asset retirement obligations at December 31, 2004 and 2003 is as follows:

	As of December 31,
	2004	2003
Balance at beginning of period	$397,111	$452,751
Accretion Expense	25,030	23,624
Payments	(39,972)	(34,222)
Revisions in Estimated Cash Flows	10,587	(15,576)
Other	(12,610)	(29,466)

Balance at end of period	$380,146	$397,111

Other includes adjustments for asset dispositions of ($9,159) and ($34,641) for the twelve months ended December 31, 2004, and 2003, respectively.

Note 11—Inventories:

	December 31,
	2004	2003
Coal	$42,962	$28,362
Merchandise for resale	20,585	21,407
Supplies	58,355	53,589

Total Inventories	$121,902	$103,358

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $9,338 and $4,247 at December 31, 2004 and 2003, respectively.

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

The receivables facility allows CONSOL Energy to receive on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the Receivables Facility totaled $2,724 and $1,239 for the twelve months ended December 31, 2004 and 2003, respectively. These costs have been recorded as financing fees, which are included in cost of goods sold and other operating charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in 2006.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At December 31, 2004 and December 31, 2003, eligible accounts receivable totaled approximately $141,100 and $108,600, respectively. The subordinated retained interest approximated $16,100 and $600 at December 31, 2004 and December 31, 2003, respectively. Accounts receivable totaling $125,000 and $108,000 were removed from the consolidated balance sheet at December 31, 2004 and December 31, 2003, respectively. CONSOL Energy’s $17,000 increase in the twelve months ended December 31, 2004 in the accounts receivable securitization program is reflected in cash flows from operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2004 were a discount rate of 2.98% and an estimated life of 33 days. At December 31, 2004, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $423 and $462, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in one factor may result in changes in others.

Note 13—Property, Plant and Equipment

	December 31,
	2004	2003
Plant and equipment	$3,583,138	$3,487,219
Coal properties and surface lands	1,045,370	1,006,345
Airshafts	704,088	637,620
Mine development	394,872	363,912
Leased coal lands	439,998	438,640
Advanced mining royalties	346,550	340,294

Total Property, Plant and Equipment	6,514,016	6,274,030

Less—Accumulated depreciation, depletion and amortization	3,331,436	3,212,523

Net Property, Plant and Equipment	$3,182,580	$3,061,507

Coal reserves are controlled either through fee ownership or by lease. The duration of the leases vary greatly; however, the lease terms generally are extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction, and are legally considered real property interest. We also make advance payments (advanced mining royalties) to lessors under certain lease agreements that are recoupable against future production, and we make payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal.

Leased coal interests and advance mining royalties, previously reported separately on the balance sheet as intangible assets, are reflected as leased coal lands and advanced mining royalties within property, plant and equipment in accordance with Emerging Issues Task Force Issue No. 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.” Prior periods have been reclassified to conform with December 31, 2004 report classifications.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Plant and equipment includes gross assets under capital lease of $1,762 at December 31, 2004, and $19,389 at December 31, 2003. Accumulated amortization for capital leases was $1,762 and $13,634 at December 31, 2004 and December 31, 2003, respectively. Development costs capitalized during 2004 were $65,951, of which $45,774 was at the McElroy Mine, $13,373 was at the Loveridge Mine, and $6,804 was at various other mining locations. Development costs capitalized during 2003 were $60,137, of which $36,172 was at the McElroy Mine, $23,739 was at the Loveridge Mine and $226 was at various other mining locations.

We evaluate our properties periodically for impairment issues or whenever events or circumstances indicate that the carrying amount may not be recoverable. We also evaluate the useful lives of our properties periodically. Depreciation and amortization of various facilities classified as plant and equipment, mine development and airshafts at the Rend Lake Mine in Illinois, and several other mines that had been on long-term idle status was accelerated in the twelve months ended December 31, 2004. Depreciation and amortization of $32,235 for these assets was accelerated because there are no current plans for the use of the equipment or facilities. The mines have existing reserves that could be accessed from other locations or through new facilities. This accelerated depreciation and amortization is related to the coal segment and is included as a component of depreciation, depletion and amortization of the accompanying consolidated income statement. In the twelve months ended December 31, 2003, it was determined that $925 of advanced mining royalties would not be recouped under the terms of the existing mineral lease agreements, therefore an impairment charge was recognized to write-down the carrying value of the advanced mining royalty. This write-down related to the coal segment and is included as a component of cost of goods sold on the accompanying consolidated income statement.

Note 14—Short-Term Notes Payable:

On June 30, 2004, CONSOL Energy completed a $600,000 senior secured credit facility to replace a previous facility of $266,750. The facility consists of a five-year $400,000 revolving credit facility and a six-year $200,000 Tranche B credit-linked deposit facility. Borrowings under the facility are secured by nearly all of the assets of CONSOL Energy. Collateral has been provided to the banks and is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds maturing in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007.

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

The $600,000 senior credit facility agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.38 to 1.0 at December 31, 2004. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 12.71 to 1.0 at December 31, 2004. The facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

$550,000, $550,000 and $400,000 for the twelve months ending December 31, 2005, 2006 and 2007, respectively. For each fiscal year thereafter, the limit is $400,000. At December 31, 2004, the revolving credit facility had $1,700 of borrowings outstanding and $76,839 of letters of credit outstanding, leaving $321,461 of capacity available for borrowings and the issuance of letters of credit. At December 31, 2004, the Tranche B credit-linked deposit facility had $200,000 of letters of credit outstanding and CONSOL Energy has reached the Tranche B credit linked deposit facility’s capacity for issuance of letters of credit.

In December 2004, CONSOL Energy issued a short-term note payable in the amount of $3,360. This note was to acquire right, title and interest to certain coal seams and coal mining rights in various tracts and parcels of land in West Virginia. The note was satisfied by January 31, 2005.

Note 15—Other Accrued Liabilities:

	December 31,
	2004	2003
Accrued payroll and benefits	$46,615	$41,842
Subsidence	27,530	25,548
Accrued other taxes	25,919	20,717
Accrued royalties	15,630	15,181
Accrued interest	8,355	8,778
Other	73,653	74,140
Current portion of long-term liabilities:
Postretirement benefits other than pensions	120,773	116,559
Workers’ compensation	56,000	60,000
Salary retirement	65,000	57,414
Mine closing	43,151	45,069
Deferred revenue	18,601	40,152
Contractual obligation	—	36,793
Pneumoconiosis benefits	13,330	14,460
Reclamation	10,915	11,084
Other	5,000	4,700

Total Other Accrued Liabilities	$530,472	$572,437

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 16—Long-Term Debt:

	December 31,
	2004	2003
Unsecured Debt:
Notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $1,480 at December 31, 2004)	$248,520	$248,314
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865
Notes due 2004 at 8.21%	—	45,000
Notes due 2007 at 8.25% (par value of $45,000 less unamortized discount of $75 at December 31, 2004)	44,925	44,896
Australian Finance Project Facility due 2006 through 2009 at LIBOR plus a spread of 1.75%	—	17,250
Advance royalty commitments	32,026	30,985
Other long-term notes maturing at various dates through 2031 (total value of $1,345 less unamortized discount of $36 at December 31, 2004)	1,309	1,194

	429,645	490,504
Less amounts due in one year	3,885	48,592

Total Long-Term Debt	$425,760	$441,912

The variable rate notes, advance royalty commitments and the other long-term notes had an average interest rate of approximately 7.6% at December 31, 2004 and 7.5% at December 31, 2003. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Amount

Year Ended December 31,
2005	$3,885
2006	3,258
2007	47,840
2008	2,401
2009	2,213
Thereafter	371,639

Total long-term debt maturities	$431,236

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 17—Leases:

CONSOL Energy uses various leased facilities and equipment in its operations. Future minimum lease payments under operating leases at December 31, 2004, are as follows:

Operating Leases
2005	$26,047
2006	23,088
2007	23,589
2008	15,977
2009	11,673
Thereafter	6,412

Total minimum lease payments	$106,786

Rental expense under operating leases was $27,508, $19,899 and $12,436 for the twelve months ended December 31, 2004, 2003 and 2002, respectively. CONSOL Energy had no capital leases at December 31, 2004.

Note 18—Pension and Other Postretirement Benefit Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement. Any salaried or non-represented hourly employees that are hired or rehired effective August 1, 2004 or later will not become eligible for defined retirement benefits.

Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. Prior to August 1, 2003, substantially all employees became eligible for these benefits if they had ten years of company service and attained age 55. Effective August 1, 2003, the base eligibility was changed to age 55 with 20 years of service. In addition, effective January 1, 2004, a medical plan cost sharing arrangement with all salaried employees and retirees was adopted. These participants will now contribute a minimum of 20% of medical plan operating costs. Contributions may be higher, dependent on either years of service, or a combination of age and years of service at retirement. Prospective annual cost increases of up to 6% will be shared 80% by CONSOL Energy and 20% by the participants. Annual cost increases in excess of 6% will be the sole responsibility of the participant. Also, any salaried or non-represented hourly employees that are hired or rehired effective August 1, 2004 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance of one thousand dollars per year of service at retirement. The medical plans contain certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare.

CONSOL Energy uses a September 30 measurement date for its pension and other postretirement benefit plans.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2004 and 2003, is as follows:

	Pension Benefits at December 31,		Other Benefits at December 31,
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$483,561	$436,810	$2,426,266	$2,094,342
Service cost	20,665	21,560	12,131	12,949
Interest cost	28,214	28,237	128,612	134,270
Actuarial (gain) loss	14,792	58,889	(58,147)	387,331
Plan amendments	—	(85)	(1,505)	(89,713)
Effects of curtailment	—	—	3,000	—
Participant contributions	—	—	3,278	778
Benefits paid	(53,323)	(61,850)	(129,621)	(113,691)

Benefit obligation at end of period	$493,909	$483,561	$2,384,014	$2,426,266

Change in plan assets:
Fair value of plan assets at beginning of period	$244,712	$221,113	$—	$4,974
Actual return (loss) on plan assets	29,023	43,311	—	(4,974)
Company contributions	59,603	42,138	126,343	112,914
Participant Contributions	—	—	3,278	778
Benefits and other payments	(55,328)	(61,850)	(129,621)	(113,692)

Fair value of plan assets at end of period	$278,010	$244,712	$—	$—

Funded Status:
Status of plan underfunded	$(215,899)	$(238,849)	$(2,384,014)	$(2,426,266)
Unrecognized prior service cost (credit)	219	436	(72,253)	(86,365)
Unrecognized net actuarial loss	236,643	256,685	804,244	901,457
Contributions made after measurement date	—	3,469	—	—

Prepaid (accrued) benefit cost	$20,963	$21,741	$(1,652,023)	$(1,611,174)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$194	$808	$—	$—
Accrued benefit liability	(117,151)	(137,767)	(1,652,023)	(1,611,174)
Accumulated other comprehensive loss	137,672	158,232	—	—
Intangible asset	248	468	—	—

Net amount recognized	$20,963	$21,741	$(1,652,023)	$(1,611,174)

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2004 and 2003 was $395,003 and $382,370, respectively.

The minimum pension liability included in other comprehensive income was $84,118, net of $53,554 deferred tax and $96,680, net of $61,552 deferred tax, for the years ended December 31, 2004 and 2003, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The intangible pension asset is included in Other Assets on the consolidated balance sheet.

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$20,665	$23,060	$15,278	$12,131	$12,949	$11,506
Interest cost	28,214	28,237	24,134	128,612	134,270	130,844
Expected return on plan assets	(16,065)	(19,814)	(23,695)	—	—	(5,568)
Effects of curtailment	—	—	—	(3,454)	—	—
Amortization of prior service cost (credit)	217	225	275	(7,657)	(6,402)	(2,482)
Recognized net actuarial loss (gain)	23,880	18,254	6,335	37,561	37,883	16,298

Benefit cost	$56,911	$49,962	$22,327	$167,193	$178,700	$150,598

A curtailment gain of $3,454 for the Other Post Employment Benefit Plan was recognized in the twelve months ended December 31, 2004 related to the restructuring that occurred in 2003. Due to CONSOL Energy’s measurement date being September 30, the gain was not recognized until the first quarter of 2004.

CONSOL Energy has recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the twelve months ended December 31, 2004 in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Implementation of the Act resulted in a reduction of our postretirement benefit costs of $20,790 for the period March 8, 2004 through December 31, 2004, and a reduction of $182,256 to our December 31, 2004 estimated other postretirement benefit obligation. These amounts are included in the actuarial (gain) loss line in the tables above.

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2004	2003
Projected benefit obligation	$493,317	$482,111
Accumulated benefit obligation	$394,411	$380,920
Fair value of plan assets	$277,260	$243,152

Additional Information:
Increase (decrease) in minimum liability included in other comprehensive income	$(20,560)	$8,067

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.00%	6.75%	6.00%	6.00%	6.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.31%	4.27%	4.22%	—	—	—

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Expected long-term return on plan assets	8.00%	8.00%	9.00%	8.00%	8.00%	9.00%
Rate of compensation increase	4.27%	4.22%	4.32%	—	—	—

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

The assumed health care cost trend rates are as follows:

	December 31,
	2004	2003	2002
Health care cost trend rate for next year	10.00%	10.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%	4.75%
Year that the rate reaches ultimate trend rate	2011	2010	2008

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$20,178	$(16,212)
Effect on accumulated postretirement benefit obligation	$303,425	$(253,687)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumed discount rates also have a significant effect on the amounts reported for both pension and other benefit costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Pension benefit costs (decrease) increase	$(1,462)	$1,375
Other postemployment benefits costs (decrease) increase	$(4,222)	$4,075

Plan Assets:

CONSOL Energy’s pension and other post retirement benefit plans weighted average asset allocations at September 30, 2004 and 2003 are as follows:

	Pension Plan Assets at September 30,		Other Benefit Plan Assets at September 30,
	2004	2003	2004	2003
Asset Category:
Cash/Cash Equivalents	—%	—%	—%	—%
Equity Securities	61%	59%	—%	—%
Debt Securities	39%	41%	—%	—%

Total	100%	100%	—%	—%

The weighted-average target asset allocations for the Employee Retirement Plan of CONSOL Energy Inc. are as follows: U.S. Equities 43%, International Equities 18% and Debt Securities 39% (U.S. and International). The aggregate amount of International Equity and International Fixed Income shall not exceed 50% of total account assets. The allowable asset allocation ranges are as follows: U.S. Equities 20-60%, International Equities 10-40% and Debt Securities 10-50%. The investment policy performance objective is to exceed a benchmark portfolio by at least 100 basis points over a three-year period. The benchmark portfolio consists of the following indices: S&P 500 (Large and Mid Caps), Russell 2000 (Small Cap), MSCI EAFE (International), Lehman Aggregate and Salomon World Government (Bonds).

There are no investments in CONSOL Energy stock held by these plans at September 30, 2004 or 2003.

Cash Flows:

CONSOL Energy expects to contribute $66,133 to its pension plan in 2005. CONSOL Energy does not expect to contribute to the other post employment plan in 2005. We intend to pay benefit claims as they are due.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following benefit payments and subsidy receipts, which reflect expected future service, are expected to be paid:

	Pension Benefits	Other Benefits
		Payment	Subsidy
2005	$21,695	$120,773	$—
2006	$20,542	$129,282	$—
2007	$21,109	$138,198	$8,860
2008	$26,131	$146,416	$9,666
2009	$32,673	$155,057	$10,407
Year 2010-2014	$277,457	$868,350	$62,531

Note 19—Coal Workers’ Pneumoconiosis (CWP) and Workers’ Compensation:

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

CONSOL Energy is also responsible to compensate individuals who sustain employment related physical injuries or some types of occupational diseases, and on some occasions, for costs of their rehabilitation. Workers’ compensation laws will also compensate survivors of workers who suffer employment related deaths. Workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy primarily provides for these claims through a self-insurance program.

The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries. The calculation is based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual company experience and outside sources. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the undiscounted liability is actuarially calculated based on claims filed and an estimate of claims incurred but not yet reported. Additionally, the workers’ compensation liability is recorded on a discounted basis, which has been actuarially determined using various assumptions, including a discount rate of 6% and a future health care trend rate of 10% per annum, declining to 4.75% per annum in 2010. CONSOL Energy believes this change was preferable since it aligns the accounting with it’s accounting for its other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with it’s industry peers, the majority of which record workers’ compensation liability on a discounted basis.

Effective January 1, 2004, as a result of the change, CONSOL Energy reduced its workers’ compensation liability by $136,453 and reduced its related deferred tax asset by $53,080. The cumulative effect adjustment recognized upon adoption was a gain of $83,373, net of a tax cost of approximately $53,080, and, accordingly, is reflected as a cumulative effect adjustment from a change in accounting. CONSOL Energy estimates approximately $15,000 of additional expense, excluding the impact of the cumulative effect adjustment, was recognized in the twelve months ended December 31, 2004 due to the change in accounting for workers’ compensation. Actuarial valuations were not prepared for prior periods, but we would anticipate, on an unaudited

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

proforma basis, the estimated additional expense for 2004 would be similar for previous periods. This cumulative effect adjustment is not included in the 2004 figures in the table below.

	CWP December 31,		Workers’ Compensation December 31, 2004
	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of period	$215,230	$209,314	$167,996
Service cost	4,273	4,049	45,784
Interest cost	12,480	13,649	8,271
Actuarial (gain) loss	(16,809)	(1,330)	(31,847)
Benefits paid and other costs	(9,125)	(10,452)	(32,525)

Benefit obligation at end of period	$206,049	$215,230	$157,679

Change in plan assets:
Fair value of plan assets at beginning of period	$2,211	$16,620	$—
Actual gain (loss) return on plan assets	—	(3,049)	—
Benefit and other payments	(2,211)	(8,656)	—
Legal and administrative costs	—	(2,704)	—

Fair value of plan assets at end of period	$—	$2,211	$—

Funded Status:
Status of plan underfunded	$(206,049)	$(213,019)	$(157,679)
Unrecognized prior service credit	(5,673)	(6,401)	—
Unrecognized net actuarial gain	(228,872)	(236,116)	(31,035)

Accrued benefit cost	$(440,594)	$(455,536)	$(188,714)

The CWP accumulated benefit obligation at December 31, 2004 and 2003 was $206,049 and $215,230, respectively.

The components of the net periodic cost (credit) are as follows:

	CWP For the Years Ended December 31,		Workers’ Compensation For the Years Ended December 31, 2004
	2004	2003
Components of Net Periodic Cost (Credit):
Service cost	$4,273	$4,049	$45,784
Interest cost	12,480	13,649	8,271
Legal and administrative costs	2,700	2,100	2,434
Expected return on plan assets	—	(200)	—
Amortization of prior service cost	(728)	(728)	—
Recognized net actuarial gain	(21,842)	(23,722)	—

Net Periodic Cost (Credit)	$(3,117)	$(4,852)	$56,489

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy also has expensed $13,909 related to workers’ compensation for the twelve months ended December 31, 2004 for various state administrative fees and surety bond premiums. The state administrative fees are paid to various states for the right to self-insure workers’ compensation claims. The liability related to these various other workers’ compensation liabilities was $7,604 at December 31, 2004.

Assumptions:

The weighted-average assumptions used to determine benefit obligations for CWP and workers’ compensation are as follows:

	CWP at December 31,			Workers’ Compensation at December 31, 2004
	2004	2003	2002
Discount Rate	6.00%	6.00%	6.75%	6.00%
Expected return on plan assets	8.00%	8.00%	9.00%	—%

The weighted-average assumptions used to determine net periodic (benefit) costs are as follows:

	CWP for the Years Ended December 31,			Workers’ Compensation for the Years Ended December 31, 2004
	2004	2003	2002
Discount Rate	6.00%	6.75%	7.25%	6.00%
Expected return on plan assets	8.00%	8.00%	9.00%	—%

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

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs.

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP benefit (decrease) increase	$(529)	$531
Workers’ Compensation costs (decrease) increase	$(63)	$69

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Plan Assets:

CONSOL Energy’s CWP weighted-average asset allocation at September 30, 2004 and 2003 is as follows:

	September 30,
	2004	2003
Asset Category:
Debt Securities	—%	94%
Other	—%	6%

Total	—%	100%

The weighted-average target asset allocations for the CWP plan of CONSOL Energy are as follows:

Debt Securities	90	%-100%
Cash and Cash Equivalents	0	%-10%

There are no investments in CONSOL Energy stock held by the CWP plan at September 30, 2004 or 2003.

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP or Workers’ Compensation plans in 2005. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims, as appropriate, are expected to be paid:

		Workers’ Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2005	$13,330	$56,000	$34,152	$21,848
2006	$13,231	$58,000	$35,859	$22,141
2007	$13,212	$60,030	$37,652	$22,378
2008	$13,258	$62,131	$39,535	$22,596
2009	$13,368	$64,306	$41,511	$22,795
Year 2010-2014	$70,680	$356,906	$240,846	$116,060

Note 20—Other Employee Benefit Plans:

UMWA Pension and Benefit Trusts:

Certain subsidiaries of CONSOL Energy were required under prior National Bituminous Coal Wage Agreements (NBCWA) with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Contributions to the pension trusts currently are not required under the National Bituminous Coal Wage Agreement of 2002 with the United Mine Workers of America. There were no charges to expense for the twelve months ended December 31, 2004, 2003 or 2002. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested liabilities.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized as expense when payments are assessed. Total payments assessed for the Act were $52,807 ($49,981 expensed and $2,826 capitalized) for the twelve months ending December 31, 2004, $38,468 ($34,608 expensed and $3,860 capitalized) for the twelve months ended December 31, 2003 and $36,290 ($35,492 expensed and $798 capitalized) for the twelve months ended December 31, 2002. Based on available information at December 31, 2004, CONSOL Energy’s obligation for the Act is estimated at approximately $483,000.

These Combined Fund premiums include the appropriate portion of an increase of approximately $28,000 for the plan year beginning October 1, 2003. The $28,000 increase relates to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Because the Combined Fund is a multi-employer plan, CONSOL Energy has elected to record expense for the associated obligations as payments are made by CONSOL Energy to the Combined Fund. The increased payment for the plan year beginning October 1, 2003 and corresponding expense was accounted for ratably over the plan year. CONSOL Energy is protesting this rate increase.

CONSOL Energy also received notification from the UMWA Health and Retirement Funds that the Combined Benefit Fund unassigned beneficiary premium for the plan years beginning October 1, 2002 and October 1, 2003 would increase approximately $6,051 (combined effect of both plan year increases). The increase reflects the fact that previous year transfers from the Abandoned Mine Reclamation Fund were not sufficient to cover unassigned beneficiary premiums in the plan years beginning October 1, 2002 and October 1, 2003. The increase also reflects the higher per beneficiary premium rates announced by the Social Security Administration on June 10, 2003 and changes made in assignments by the Social Security Administration. CONSOL Energy believes the calculation of the unassigned beneficiary premium is not accurate and, therefore, has not paid this premium. CONSOL Energy has accrued an estimated liability related to this premium during the twelve months ended December 31, 2004.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or a later NBCWA and who subsequently goes out of business. Contributions to the trust are fixed at fifty cents per hour worked by UMWA represented employees. This rate of fifty cents was increased from thirteen cents per hour worked by UMWA represented employees as a result of the NBCWA of 2002 which became effective on January 1, 2003. The NBCWA of 1998 specifies that benefits provided under this plan are to be incorporated into the current agreement and will be in effect for the duration of the contract. Total payments were $3,329 ($3,180

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

expensed and $149 capitalized) for the twelve months ended December 31, 2004, $2,805 ($2,563 expensed and $242 capitalized) for the twelve months ended December 31, 2003 and $743 ($730 expensed and $13 capitalized) for the twelve months ended December 31, 2002.

At December 31, 2004, approximately 45% of CONSOL Energy’s workforce was represented by the UMWA. A new five-year labor agreement was reached in December 2001 and is effective from January 1, 2002 through December 31, 2006. This agreement replaced the National Bituminous Coal Wage Agreement of 1998.

Investment Plan:

CONSOL Energy has an investment plan available to all domestic, non-represented employees. For employees hired prior to August 1, 2004, CONSOL matches employee contributions for an amount up to 6 percent of the employee’s base pay. For employees hired or rehired effective August 1, 2004 or later, CONSOL matches employee contributions for an amount up to 9 percent of the employee’s base pay. Total payments were $11,504 ($11,429 expensed and $75 capitalized) for the twelve months ended December 31, 2004, $11,479 ($11,306 expensed and $173 capitalized) for the twelve months ended December 31, 2003 and $11,789 ($11,732 expensed and $57 capitalized) for the twelve months ended December 31, 2002.

Long-Term Disability:

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For The Years Ended December 31,
	2004	2003
Benefit Costs Paid	$2,957	$3,951
Discount rate assumption used to determine net periodic benefit costs	6.00%	6.75%

Liabilities (net of Plan Assets) included in Deferred Credits and Other Liabilities—Other amounted to $29,784 and $31,392 at December 31, 2004 and 2003, respectively.

Note 21—Stock-Based Compensation:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of incentive stock options to key employees and to non-employee directors. The initial number of shares of common stock reserved for issuance under the plan is 3,250,000. In April of 2003, an amendment to the plan was approved by the Board of Directors which increased the total number of shares of common stock that can be covered by grants to a total of 6,500,000 of which 1,000,000 are available for issuance of awards other than stock options. No award of incentive stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

CONSOL Energy accounts for its stock options granted to employees and non-employee directors in accordance with APB 25.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123. The weighted average assumptions used were:

	December 31, 2004	December 31, 2003	December 31, 2002
Expected dividend yield	2.3%	3.5%	4.4%
Expected volatility	52.3%	55.7%	56.2%
Risk-free interest rate	2.4%	2.1%	2.9%
Expected life	2.63 years	3.09 years	3.98 years

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price Of Exercisable Options
Balance at December 31, 2001	2,344,089	$22.17	460,871	$16.75
Granted	785,587	13.56
Exercised	(24,631)	15.53
Forfeited	(6,000)	30.18

Balance at December 31, 2002	3,099,045	$20.02	1,285,611	$21.88
Granted	1,259,654	17.26
Exercised	(92,266)	14.82
Forfeited	(64,550)	20.21

Balance at December 31, 2003	4,201,883	$19.30	1,870,104	$21.02
Granted	817,753	30.70
Exercised	(772,244)	18.95
Forfeited	(22,650)	21.15

Balance at December 31, 2004	4,224,742	$21.56	2,191,505	$20.41

All stock options granted in 2004, 2003 and 2002 had exercise prices equal to the market price of CONSOL Energy’s common stock on the date of the grant. The weighted average per share fair value of options as of the grant date was $9.01 at December 31, 2004, $5.33 at December 31, 2003 and $4.64 at December 31, 2002.

Characteristics of outstanding stock options at December 31, 2004 are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.56–$13.61	651,429	7.7	$13.52	266,884	$13.47
16.00–19.07	1,837,742	6.9	17.37	1,198,978	17.46
21.55–27.25	659,318	6.9	26.37	450,330	26.43
28.88–33.72	1,076,253	8.5	30.63	275,313	30.16

$10.56–$33.72	4,224,742	7.4	$21.56	2,191,505	$20.41

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

No compensation expense is recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 3,319,759 stock options outstanding under this plan. The 830,072 employee stock options granted on April 27, 2004, April 30, 2003 and March 1, 2001 fully vest one year after the grant date. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 74,911 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

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

The Chairman of the Board of CONSOL Energy is also entitled to receive annual shares of common stock having a fair market value of $225 per grant per year. Under this agreement, $225 of expense was recognized for restricted stock issued in each of the twelve months ended December 31, 2004, 2003 and 2002.

Restricted Stock Unit Awards are grants that entitle the holder to receive shares of common stock as the award vests. A total of 195,964 restricted stock units were granted during the twelve months ended December 31, 2004, vesting over a weighted average period of 3.56 years. Each restricted stock unit represents one share of common stock. 194,807 of the shares represented by the restricted stock units had a market value of $30.78 per share (based upon the closing share price) at date of grant, 570 of the shares represented by these restricted stock units had a market value of $35.12 per share (based upon the closing share price) at date of grant, and 587 of the shares represented by the restricted stock units had a market value of $33.72 per share (based upon the closing share price) at date of grant. Compensation expense will be recognized over the vesting period of the units. These restricted stock units earned dividend equivalents of 2,227 units in the twelve months ended December 31, 2004.

Note 22—Other Comprehensive Loss:

Components of other comprehensive loss consist of the following:

	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2001	$—	$(37,659)	$(37,659)
Current period change	(1,619)	(54,092)	(55,711)

Balance at December 31, 2002	(1,619)	(91,751)	(93,370)
Current period change	(3,952)	(5,279)	(9,231)

Balance at December 31, 2003	(5,571)	(97,030)	(102,601)
Current period change	497	12,911	13,408

Balance at December 31, 2004	$(5,074)	$(84,119)	$(89,193)

The cash flow hedges that CONSOL Energy holds are disclosed in Note 27. The minimum pension liability is disclosed in Note 18.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 23—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $4,030, $4,750 and $5,586 for the twelve months ended December 31, 2004, 2003 and 2002, respectively.

Note 24—Supplemental Cash Flow Information:

	For the Years Ended December 31,
	2004	2003	2002
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$36,249	$31,823	$32,931
Income taxes	$12,768	$2,211	$(19,750)
Non-cash investing and financing activities:
Businesses acquired
Fair value of assets acquired	$—	$—	$(173,848)
Liabilities assumed	$—	$—	$(173,848)
Reclassification from equity method	$—	$—	$717
Note received from property sales	$10,000	$—	$5,200
Note given on purchase of property	$(3,360)	—	—
Exercise option on property	$—	$5,000	$—
Stock dividends issued	$47	$42	$41
Accounting for Mine Closing, Reclamation and Gas Well Closing Costs (Note 10)
Change in Assets	$(11,400)	$(19,258)	$—
Change in Liabilities	$(11,400)	$(14,490)	$—
Accounting for Workers’ Compensation Liability (Note 19)
Change in Assets	$53,080	$—	$—
Change in Liabilities	$53,080	$—	$—
Sale of Canadian Assets
Change in Assets	$3,290	$6,760	$—
Change in Liabilities	$3,290	$6,760	$—
Sale of Australian Assets
Change in Assets	$29,102	—	—
Change in Liabilities	$29,102	—	—

Note 25—Concentration of Credit Risk and Major Customers:

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2004 and December 31, 2003, accounts receivable from utilities were $150,042 and $113,406, respectively, and from steel and coke producers were $23,911 and $12,744, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

Coal sales (including spot sales) and gas sales to CONSOL Energy’s largest customer, Allegheny Energy, were $304,943, $313,571 and $326,878 for the twelve months ended December 31, 2004, 2003 and 2002, respectively. Accounts receivable from Allegheny Energy were $24,617 and $21,562 as of December 31, 2004 and December 31, 2003, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 26—Fair Values of Financial Instruments:

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.

Restricted Cash: The carrying amount reported in the balance sheets for restricted cash approximates its fair value due to the short maturity of these instruments. Restricted cash is invested in highly liquid securities to support requirements of long-term letters of credit.

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Note 27, are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$6,422	$6,422	$6,513	$6,513
Restricted cash	$—	$—	$190,918	$190,918
Short-term notes payable	$(5,060)	$(5,060)	$(68,760)	$(68,760)
Long-term debt	$(429,645)	$(466,072)	$(490,504)	$(512,215)
Capital leases	$—	$—	$(4,738)	$(4,742)

Note 27—Derivative Instruments:

CONSOL Energy holds or purchases derivative financial instruments for purposes other than trading. Details of the fair values of the outstanding instruments are as follows:

	December 31, 2004	December 31, 2003
Natural Gas	$(9,261)	$(8,887)
Interest Rates	$—	$(1,320)
Foreign Currency	$—	$5,153

Cash Flow Hedges

Interest Rates: On July 17, 2002 CONSOL Energy Australia Pty Ltd (CEA), one of CONSOL Energy’s wholly owned subsidiaries, entered into two interest rate swap agreements to hedge the interest rate risk exposure of forecasted interest payments on a portion of its outstanding variable rate debt. These agreements effectively convert variable rate debt into fixed rate debt and cover the known exposure period which extends through

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

September 2007. The amounts to be paid or received on these swaps are recognized as an adjustment to interest expense. There was no ineffectiveness in 2003 related to this hedging strategy. At December 31, 2004 there is no fair value on the interest rate swap agreement due to the sale of CONSOL Energy’s wholly owned subsidiary, CNX Australia Pty Limited, in February 2004 to certain affiliates of AMCI, Inc.

On February 19, 2002, CONSOL Energy entered into an interest rate lock agreement with a notional amount of $250,000 to manage the interest rate volatility prior to March 7, 2002, the pricing date of CONSOL Energy’s bond offering. This agreement essentially fixed the underlying treasury rate of the bonds at 4.928% and resulted in a net payment of $1,332 to CONSOL Energy. This receipt resulted in other comprehensive income of $814 (net of $518 deferred tax), which will be amortized to interest income over the life of the notes using the straight-line method. There was no ineffectiveness in 2004 and 2003 related to this hedging strategy.

Natural Gas: CONSOL Energy entered into derivative instruments to convert the market prices related to 2006, 2005, 2004, and 2003 anticipated sales of natural gas to fixed prices. Any gains or losses related to these derivative instruments will be recognized when the sale of the natural gas occurs. There was no ineffectiveness in 2004 and 2003 related to this hedging strategy.

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in other comprehensive income and are reclassified to sales, interest expense, or interest income in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2004 and 2003. CONSOL Energy’s consolidated balance sheet is reflected on a net asset/(liability) basis, as permitted by the master netting agreements, by over the counter parties.

Assuming market rates remain constant with rates at December 31, 2004, the $7,959 loss and the $2,301 gain included in other comprehensive income is expected to be recognized in earnings over the next 12 months.

CONSOL Energy did not have any derivatives designated as fair value hedges in 2004 or 2003.

Other

Foreign Currency: On July 17, 2002, CONSOL Energy Australia entered into foreign currency contracts that do not qualify for fair value, cash flow or net investment hedge accounting. These contracts convert the variable market exchange rates of the U.S. dollar to Australian dollar to fixed rates. The contracts were entered into to fix the cost of anticipated Australian dollar capital expenditures and resulted in $5,153 of income in 2003. The U.S. dollar notional amount of all foreign currency contracts was $28,664 as of December 31, 2003. At December 31, 2004, there is no fair value on foreign currency contracts due to the sale of CONSOL Energy’s wholly owned subsidiary, CNX Australia Pty Limited, in February 2004 to certain affiliates of AMCI, Inc.

Note 28—Commitments and Contingent Liabilities:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,100 asbestos claims in state courts in Pennsylvania, Ohio, West

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. During 2004 and 2003, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. The EPA has also identified 38 other PRPs for the Ward Transformer site. No remedial approaches have been agreed to date between the EPA and PRPs. No agreement on an allocation of costs between PRPs and EPA has been reached to date. The estimated total remediation cost for all responsible parties, based on preliminary information available at the time, is approximately $7,500. Based on preliminary information received to date, CONSOL Energy estimates its portion of this claim to be approximately 20% of the total. Accordingly, a liability, included in other accrued liabilities, of $1,500 was recorded in the three months ended December 31, 2004. The related cost is included in cost of goods sold and other charges. CONSOL Energy has made no payments to date related to the remediation of this site.

In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. On January 20, 2003, the mine resumed production on a limited basis with continuous mining machines, while repairs continued on the belt entry. The fire caused damage to the roof support system, conveyor belt and steel framework on which the belt travels. Repairs took several weeks to complete and estimated costs were approximately $7,000, net of expected insurance recovery of approximately $2,800. No payments for damages incurred have been received by CONSOL Energy to date. Costs to CONSOL Energy are primarily reflected in the cost of goods sold and other charges and expected insurance recovery for damages is reflected in other receivables. Longwall coal production, which accounts for the majority of coal normally produced at the mine, resumed on February 10, 2003.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy has filed insurance claims related to the damage incurred by this fire including claims under its business interruption policy. The claims process is lengthy and its outcome cannot be predicted with certainty. To date, no payments with respect to the Mine 84 fire have been received. No benefit for business interruption recovery has been recorded to date.

In February 2003, our Loveridge Mine experienced a fire near the bottom of the slope entry that is used to carry coal from the mine to the surface. The cost of extinguishing the fire was approximately $20,000, net of insurance recovery of $25,000. Costs to CONSOL Energy were primarily reflected in the cost of goods sold and other charges and insurance recovery for damages was reflected in other receivables at December 31, 2003. Payments for damages incurred of $25,000 have been received by CONSOL Energy.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening it’s financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Another class action complaint has been filed in the United States District Court for the Western District of Pennsylvania against CONSOL Energy and certain officers and directors. CONSOL Energy has not yet been served with that complaint. CONSOL Energy management believes these claims are without merit and, accordingly, it has not accrued any liability associated with these claims.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At December 31, 2004, CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy Management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Amount and Duration of Commitments
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:

Employee-Related	$248,770	$248,770	$—	$—	$—
Environmental	10,855	10,855	—	—	—
Other	17,214	17,214	—	—	—

Total Letters of Credit	276,839	276,839	—	—	—

Surety Bonds:

Employee-Related	$296,047	$296,047	$—	$—	$—
Environmental	264,766	253,870	10,851	12	33
Other	9,609	8,459	1,149	1	—

Total Surety Bonds	570,422	558,376	12,000	13	33

Guarantees:
Coal	$225,535	$138,598	$86,937	$—	$—
Gas	146,913	125,600	18,213	—	3,100
Other	87,760	19,636	40,970	26,368	786

Total Guarantees	460,208	283,834	146,120	26,368	3,886

Total Commitments	$1,307,469	$1,119,049	$158,120	$26,381	$3,919

Employee-related contingent liabilities have primarily been extended to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental contingent liabilities have primarily been extended to support various performance bonds related to reclamation and other environmental issues. Other contingent liabilities have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business.

CONSOL Energy and certain of its subsidiaries have also provided guarantees for the delivery of specific quantities of coal and gas to various customers. These guarantees are several or joint and several. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and support various other items necessary in the normal course of business.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 29—Segment Information:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2004, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork and Mine 84. For the year ended December 31, 2004, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2004, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes CONSOL Energy’s purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to individual mines. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The segment information presented for prior periods is consistent with the information presented for the current period.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,498,956	$214,650	$256,523	$117,213	$2,087,342	$388,169	$104,742	$—	$2,580,253	(A)
Freight—outside	—	—	—	110,006	110,006	—	169	—	110,175
Intersegment transfers	—	—	—	—	—	3,636	100,366	(104,002)	—

Total Sales and Freight	$1,498,956	$214,650	$256,523	$227,219	$2,197,348	$391,805	$205,277	$(104,002)	$2,690,428

Earnings (Loss) Before Income Taxes	$157,740	$(9,253)	$25,423	$(143,771)	$30,139	$124,892	$(8,657)	$(63,811)	$82,563	(B)

Segment assets					$2,639,055	$723,630	$307,584	$525,342	$4,195,611	(C)

Depreciation, depletion and amortization					$233,881	$33,142	$13,374	$—	$280,397

Capital Expenditures					$319,287	$87,274	$4,050	$—	$410,611

(A)	Included in the Coal segment are sales of $288,263 to Allegheny Energy.
(B)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(793) and $(791) for Other Coal, Gas and All Other, respectively.
(C)	Includes investments in unconsolidated equity affiliates of $21,729 and $25,955 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,203,817	$194,137	$249,312	$109,297	$1,756,563	$208,091	$76,828	$—	$2,041,482	(D)
Sales—related parties	—	1,267	102	—	1,369	—	—	—	1,369
Freight—outside	—	—	—	113,799	113,799	—	221	—	114,020
Freight—related parties	—	—	—	562	562	—	—	—	562
Intersegment transfers	—	—	—	—	—	3,322	92,581	(95,903)	—

Total Sales and Freight	$1,203,817	$195,404	$249,414	$223,658	$1,872,293	$211,413	$169,630	$(95,903)	$2,157,433

Earnings (Loss) Before Income Taxes	$102,621	$(4,283)	$8,770	$(158,501)	$(51,393)	$74,513	$(26,329)	$(30,298)	$(33,507	)(E)

Segment assets					$2,696,006	$641,716	$224,738	$756,518	$4,318,978	(F)

Depreciation, depletion and amortization					$196,391	$33,323	$12,438	$—	$242,152

Capital Expenditures					$206,214	$80,455	$3,983	$—	$290,652

(D)	Included in the Coal segment are sales of $283,463 to Allegheny Energy. Included in the Gas segment are sales of $30,108 to Allegheny Energy.
(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(7,794), $(1,137) and $(80) for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $38,108, $19,310 and $27,460 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2002:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,146,204	$216,694	$214,254	$199,373	$1,776,525	$146,806	$79,210	$—	$2,002,541	(H)
Sales—related parties	804	—	—	—	804	—	—	—	804
Freight—outside	—	—	—	133,664	133,664	—	188	—	133,852
Freight—related parties	—	—	—	564	564	—	—	—	564
Intersegment transfers	—	—	—	—	—	2,106	87,508	(89,614)	—

Total Sales and Freight	$1,147,008	$216,694	$214,254	$333,601	$1,911,557	$148,912	$166,906	$(89,614)	$2,137,761

Earnings (Loss) Before Income Taxes	$99,347	$15,413	$27,437	$(152,531)	$(10,334)	$38,915	$(22,595)	$(46,409)	$(40,423	)(I)

Segment assets					$2,871,693	$626,539	$222,419	$572,509	$4,293,160	(J)

Depreciation, depletion and amortization					$218,103	$34,368	$10,402	$—	$262,873

Capital Expenditures					$233,376	$56,812	$4,837	$—	$295,025

(H)	Included in the Coal segment are sales of $318,919 to Allegheny Energy. Included in the Gas segment are sales of $7,959 to Allegheny Energy.
(I)	Includes equity in earnings (losses) of unconsolidated affiliates of $(6,298), $(2,177) and $(1,343) for Other Coal, Gas and All Other, respectively.
(J)	Includes investments in unconsolidated equity affiliates of $92,247, $14,582 and $28,533 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $71,581 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2004	2003	2002
Total segment sales and freight from external customers	$2,690,428	$2,157,433	$2,137,761
Other income not allocated to segments (Note 4)	86,321	65,033	45,837

Total Consolidated Revenue and Other Income	$2,776,749	$2,222,466	$2,183,598

Earnings (Loss) Before Income Taxes:
Segment Earnings (Loss) Before Income Taxes for total reportable business segments	$155,031	$23,120	$28,581
Segment Earnings (Loss) Before Income Taxes for all other businesses	(8,657)	(26,329)	(22,595)
Incentive Compensation	(24,663)	8	173
Compensation from restricted stock unit grants	(1,153)	—	—
Other post employees benefit curtailment gain	3,454	—	—
Interest income (expense), net and other non-operating activity	(41,449)	(30,306)	(46,582)

Earnings (Loss) Before Income Taxes	$82,563	$(33,507)	$(40,423)

	December 31,
	2004	2003	2002
Total Assets:
Segment assets for total reportable business segments	$3,362,685	$3,337,722	$3,498,232
Segment assets for all other businesses	307,584	224,738	222,419
Items excluded from segments assets:
Cash and other investments	7,107	6,985	11,800
Restricted Cash	—	190,918	—
Export sales excise tax resolution interest receivable	—	—	21,649
Deferred tax assets	500,898	535,029	512,954
Recoverable (Accrued) income taxes	14,614	20,257	21,935
Intangible asset – overfunded pension plan	248	468	906
Bond issuance costs	2,475	2,861	3,265

Total Consolidated Assets	$4,195,611	$4,318,978	$4,293,160

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location:

	For the Years Ended December 31,
	2004	2003	2002
United States	$2,388,802	$1,874,299	$1,785,417
Europe	164,331	149,613	181,748
Asia	—	2,574	39,495
Canada	106,263	88,360	90,022
South America	9,160	23,053	34,612
Middle East	21,872	19,534	—
Africa	—	—	6,467

Total Revenues and Freight from External Customers(P)	$2,690,428	$2,157,433	$2,137,761

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(P) CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31,
	2004	2003
United States	$3,180,660	$3,059,703
Canada	1,807	1,701
Belgium	113	103

Total Property, Plant and Equipment	$3,182,580	$3,061,507

Note 30—Guarantor Subsidiaries Financial Information:

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

Income Statement for the Year Ended December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$2,497,423	$82,830	$—	$2,580,253
Freight—Outside	—	110,006	169	—	110,175
Other Income (including equity earnings)	250,061	49,995	17,580	(231,315)	86,321

Total Revenue and Other Income	250,061	2,657,424	100,579	(231,315)	2,776,749
Cost of Goods Sold and Other Operating Charges	37,156	1,907,320	190,250	(133,716)	2,001,010
Related Party Activity	83	(51,718)	(89,463)	141,098	—

Freight Expense	—	110,006	169	—	110,175
Selling, General and Administrative Expense	—	71,710	1,160	—	72,870
Depreciation, Depletion and Amortization	6,139	275,087	1,025	(1,854)	280,397
Interest Expense	23,483	7,816	130	—	31,429
Taxes Other Than Income	3,793	192,985	1,527	—	198,305

Total Costs	70,654	2,513,206	104,798	5,528	2,694,186

Earnings(Loss) Before Income Taxes	179,407	144,218	(4,219)	(236,843)	82,563
Income Taxes (Benefit)	(19,175)	(11,994)	(1,477)	—	(32,646)

Earnings(Loss) Before Cumulative Effect of Change in Accounting Principal	198,582	156,212	(2,742)	(236,843)	115,209

Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$198,582	$239,585	$(2,742)	$(236,843)	$198,582

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,692	$348	$4,382	$—	$6,422
Accounts and Notes Receivable:
Trade	—	700	110,880	—	111,580
Other	3,826	22,758	3,667	—	30,251
Inventories	146	99,202	22,554	—	121,902
Recoverable Income Taxes	145,890	—	—	—	145,890
Deferred Income Taxes	14,614	—	—	—	14,614
Prepaid Expenses	6,963	32,099	448	—	39,510

Total Current Assets	173,131	155,107	141,931	—	470,169
Property, Plant and Equipment:
Property, Plant and Equipment	100,437	6,390,476	23,103	—	6,514,016
Less-Accumulated Depreciation, Depletion and Amortization	53,164	3,260,151	18,121	—	3,331,436

Property, Plant and Equipment – Net	47,273	3,130,325	4,982	—	3,182,580
Other Assets:
Deferred Income Taxes	355,008	—	—	—	355,008
Investment in Affiliates	1,589,362	31,533	—	(1,573,211)	47,684
Other	23,742	116,400	28	—	140,170

Total Other Assets	1,968,112	147,933	28	(1,573,211)	542,862

Total Assets	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$100,045	$48,971	$17,052	$—	$166,068
Accounts Payable (Recoverable)-Related Parties	1,182,740	(1,286,846)	104,106	—	—
Short-Term Notes Payable	1,700	3,360	—	—	5,060
Current Portion of Long-Term Debt	—	3,885	—	—	3,885
Other Accrued Liabilities	103,202	421,272	5,998	—	530,472

Total Current Liabilities	1,387,687	(809,358)	127,156	—	705,485
Long-Term Debt	248,520	177,240	—	—	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,531,250	—	—	1,531,250
Pneumoconiosis	—	427,264	—	—	427,264
Mine Closing	—	305,152	—	—	305,152
Workers’ Compensation	51	140,271	(4)	—	140,318
Deferred Revenue	—	50,208	—	—	50,208
Salary Retirement	51,943	14	—	—	51,957
Reclamation	—	5,745	—	—	5,745
Other	31,294	51,576	581	—	83,451

Total Deferred Credits and Other Liabilities	83,288	2,511,480	577	—	2,595,345
Stockholders’ Equity	469,021	1,554,003	19,208	(1,573,211)	469,021

Total Liabilities and Stockholders’ Equity	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(95,823)	$447,696	$6,218	$—	$358,091

Cash Flows from Investing Activities:
Capital Expenditures	$(9,751)	$(400,860)	$—	$—	$(410,611)
Investment in Equity Affiliates	—	(1,474)	(2,829)	—	(4,303)
Other Investing Activities	11,000	3,372	—	—	14,372

Net Cash Provided by (Used in) Investing Activities	$1,249	$(398,962)	$(2,829)	$—	$(400,542)

Cash Flows from Financial Activities:
Payments on Short-Term Debt	$(63,300)	$—	$—	$—	$(63,300)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(50,471)	—	—	—	(50,471)
Withdrawal from Restricted Cash	190,000	918	—	—	190,918
Other Financing Activities	14,864	(4,651)	—	—	10,213

Net Cash Provided by (Used in) Financing Activities	$91,093	$(48,733)	$—	$—	$42,360

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,974,638	$66,844	$—	$2,041,482
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	113,730	290	—	114,020
Freight—Related Parties	—	562	—	—	562
Other Income (including equity earnings)	16,381	41,287	16,729	(9,364)	65,033

Total Revenue and Other Income	16,381	2,131,586	83,863	(9,364)	2,222,466

Cost of Goods Sold and Other Operating Charges	11,544	1,601,246	153,546	(142,320)	1,624,016
Related Party Activity	(5,151)	(77,726)	(85,896)	168,773	—
Freight Expense	—	114,292	290	—	114,582
Selling, General and Administrative Expense	—	74,840	2,731	—	77,571
Depreciation, Depletion and Amortization	4,358	238,420	1,228	(1,854)	242,152
Interest Expense	21,072	12,395	984	—	34,451
Taxes Other Than Income	3,077	155,749	1,383	—	160,209
Restructuring Cost	3,606	—	—	—	3,606
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	38,506	2,118,602	74,266	24,599	2,255,973

Earnings (Loss) Before Income Taxes	(22,125)	12,984	9,597	(33,963)	(33,507)
Income Taxes (Benefit)	(14,327)	(9,973)	3,359	—	(20,941)

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principal	(7,798)	22,957	6,238	(33,963)	(12,566)

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	4,768	—	—	4,768

Net Income (Loss)	$(7,798)	$27,725	$6,238	$(33,963)	$(7,798)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$5,173	$347	$993	$—	$6,513
Accounts and Notes Receivable:
Trade	—	418	89,553	—	89,971
Other	916	87,327	3,158	—	91,401
Inventories	174	80,021	23,163	—	103,358
Deferred Income Taxes	125,938	—	—	—	125,938
Recoverable Income Taxes	20,257	—	—	—	20,257
Prepaid Expenses	6,094	26,781	527	—	33,402

Total Current Assets	158,552	194,894	117,394	—	470,840
Property, Plant and Equipment:
Property, Plant and Equipment	98,208	6,151,180	24,642	—	6,274,030
Less-Accumulated Depreciation, Depletion and Amortization	46,585	3,146,711	19,227	—	3,212,523

Property, Plant and Equipment—Net	51,623	3,004,469	5,415	—	3,061,507
Other Assets:
Deferred Income Taxes	409,090	—	—	—	409,090
Investment in Affiliates	1,318,921	27,640	38,108	(1,299,791)	84,878
Restricted Cash	190,000	918	—	—	190,918
Other	4,039	92,478	5,228	—	101,745

Total Other Assets	1,922,050	121,036	43,336	(1,299,791)	786,631

Total Assets	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$82,458	$32,867	$19,447	$—	$134,772
Accounts Payable (Recoverable)—Related Parties	1,246,783	(1,345,508)	98,725	—	—
Short-Term Notes Payable	65,000	—	3,760	—	68,760
Current Portion of Long-Term Debt and Capital Lease Obligations	—	53,330	—	—	53,330
Other Accrued Liabilities	60,489	508,821	3,127	—	572,437

Total Current Liabilities	1,454,730	(750,490)	125,059	—	829,299
Long-Term Debt	248,314	176,348	17,250	—	441,912
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,494,615	—	—	1,494,615
Pneumoconiosis Benefits	—	441,076	—	—	441,076
Mine Closing	—	312,208	—	—	312,208
Workers’ Compensation	1,433	254,352	—	—	255,785
Deferred Revenue	—	61,673	—	—	61,673
Salary Retirement	79,453	92	—	—	79,545
Reclamation	—	14,480	—	—	14,480
Other	57,658	31,015	9,075	—	97,748

Total Deferred Credits and Other Liabilities	138,544	2,609,511	9,075	—	2,757,130
Stockholders’ Equity	290,637	1,285,030	14,761	(1,299,791)	290,637

Total Liabilities and Stockholders’ Equity	$2,132,225	$3,320,399	$166,145	$(1,299,791)	$4,318,978

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$193,425	$250,478	$(62,776)	$—	$381,127

Cash Flows from Investing Activities:
Capital Expenditures	$(8,469)	$(282,183)	$—	$—	$(290,652)
Investment in Equity Affiliates	—	(278)	(12,392)	—	(12,670)
Other Investing Activities	—	33,738	64,970	—	98,708

Net Cash Used in Investing Activities	$(8,469)	$(248,723)	$52,578	$—	$(204,614)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(202,953)	$—	$—	$—	$(202,953)
Proceeds from Long-Term Notes	—	—	1,757	—	1,757
Dividends Paid	(45,613)	—	—	—	(45,613)
Proceeds from Issuance of Common Stock, Net of Related Costs	189,552	—	—	—	189,552
Other Financing Activities	(123,420)	(3,194)	2,354	—	(124,260)

Net Cash Provided by (Used in) Financing Activities	$(182,434)	$(3,194)	$4,111	$—	$(181,517)

Income Statement for the Year Ended December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,935,083	$67,458	$—	$2,002,541
Sales—Related Parties	—	804	—	—	804
Freight—Outside	—	127,283	6,569	—	133,852
Freight—Related Parties	—	1,829	—	(1,265)	564
Other Income	34,534	48,913	(6,142)	(31,468)	45,837

Total Revenue and Other Income	34,534	2,113,912	67,885	(32,733)	2,183,598

Cost of Goods Sold and Other Operating Charges	12,690	1,553,842	135,584	(158,927)	1,543,189
Related Party Activity	(6,126)	(98,126)	(71,382)	175,634	—
Freight Expense	—	129,112	6,569	(1,265)	134,416
Selling, General and Administrative Expense	—	65,842	46	—	65,888
Depreciation, Depletion and Amortization	2,362	261,139	1,226	(1,854)	262,873
Interest Expense	22,907	22,995	311	—	46,213
Taxes Other Than Income	3,635	166,961	1,883	—	172,479
Export Sales Excise Tax Resolution	—	(1,037)	—	—	(1,037)

Total Costs	35,468	2,100,728	74,237	13,588	2,224,021

Earnings (Loss) Before Income Taxes	(934)	13,184	(6,352)	(46,321)	(40,423)
Income Taxes (Benefit)	(12,610)	(37,266)	(2,223)	—	(52,099)

Net Income (Loss)	$11,676	$50,450	$(4,129)	$(46,321)	$11,676

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2002:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(20,149)	$339,398	$10,307	$—	$329,556

Cash Flows from Investing Activities:
Capital Expenditures	$(13,797)	$(281,228)	$—	$—	$(295,025)
Investment in Equity Affiliates	(28,141)	(9,905)	(29,923)	—	(67,969)
Other Investing Activities	8	23,050	—	—	23,058

Net Cash Used in Investing Activities	$(41,930)	$(268,083)	$(29,923)	$—	$(339,936)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(119,993)	$—	$—	$—	$(119,993)
Payments on Long-Term Notes	—	(66,000)	—	—	(66,000)
Proceeds from Long-Term Notes	246,310	—	15,493	—	261,803
Dividends Paid	(66,086)	—	—	—	(66,086)
Other Financing Activities	776	(5,731)	1,546	—	(3,409)

Net Cash Provided by (Used in) Financing Activities	$61,007	$(71,731)	$17,039	$—	$6,315

Note 31—Supplemental Coal Data (unaudited):

	Millions of Tons
	For the Years Ended December 31,			For the Six Months Ended December 31, 2001	For the Year Ended June 30, 2001
	2004	2003	2002
Proved and probable reserves at beginning of period	4,148	4,234	4,322	4,378	4,461
Purchased reserves	15	1	4	4	3
Reserves sold in place	(11)	(32)	(28)	(8)	(5)
Production	(68)	(60)	(64)	(34)	(71)
Revisions and other changes	425	5	—	(18)	(10)

Consolidated proved and probable reserves at end of period*	4,509	4,148	4,234	4,322	4,378

Proportionate share of proved and probable reserves of unconsolidated equity affiliated*	—	10	41	43	33

*	Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

CONSOL Energy’s coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2004, 805 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2004 include 3,949 million tons of steam coal in consolidated reserves, of which approximately 14 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 13 percent has a sulfur content equivalent to between 1.2

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 560 million tons of metallurgical coal in consolidated reserves, of which approximately 66 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 34 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Note 32—Supplemental Gas Data (unaudited):

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules:

Capitalized Costs:

	December 31, 2004	December 31, 2003
Proved properties	$778,011	$686,871
Accumulated depreciation, depletion and amortization	130,539	97,397

Net Capitalized Costs	$647,472	$589,474

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$15,239	$14,350

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Results of Operations:

	Years Ended December 31,
	2004		2003		2002
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Production Revenue	$282,225	$1,739	$211,994	$747	$145,834	$903
Purchased Gas Revenue	110,885	1,120	—	372	—	—

Total Revenue	393,110	2,859	211,994	1,119	145,834	903

Lifting Costs	23,616	474	19,396	434	16,215	224
Gathering Costs	37,017	172	28,927	170	24,460	446
Royalty Expense	32,668	246	24,104	96	11,757	457
Other Production Costs	23,199	1,153	27,312	1,294	16,400	2,354
Purchased Gas Costs	112,019	1,044	—	351	—	—
DD&A	32,224	918	33,004	319	34,223	145

Total Costs	260,743	4,007	132,743	2,664	103,055	3,626

Pre-tax Operating Income	132,367	(1,148)	79,251	(1,545)	42,779	(2,723)
Income Taxes	46,328	(402)	27,738	(541)	14,973	(953)

Results of Operations excluding Corporate and Interest Costs	$86,039	$(746)	$51,513	$(1,004)	$27,806	$(1,770)

Net Reserve Quantity (Million Cubic Feet)
Beginning Reserves	1,002,800	1,581	959,946	559	1,016,577	6,802
Production	(49,674)	(202)	(44,340)	(81)	(41,068)	(201)
Revisions/Changes	89,277	1,006	87,194	1,103	(15,563)	(6,042)

Ending Reserves	1,042,403	2,385	1,002,800	1,581	959,946	559

Proved Developed Reserves:
Beginning of Period	352,935	843	329,687	559	357,341	6,802

End of Period	395,152	1,489	352,935	843	329,687	559

*	Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

	December 31,
	2004	2003	2002
Future Cash Flows:
Revenues	$6,337,257	$5,792,348	$4,615,330
Production costs	(1,453,364)	(1,314,691)	(1,311,172)
Development costs	(265,540)	(307,075)	(283,290)
Income tax expense	(1,745,782)	(1,461,785)	(983,172)

Future Net Cash Flows	2,872,571	2,708,797	2,037,696
Discounted to present value at a 10% annual rate	(1,843,033)	(1,697,611)	(1,302,515)

Total standardized measure of discounted net cash flows	$1,029,538	$1,011,186	$735,181

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31,
	2004	2003	2002
Balance at Beginning of Period	$1,011,186	$735,181	$345,826
Net changes in sales prices and production costs	262,723	1,036,699	1,974,411
Sales—net of production costs	(219,937)	(151,499)	(65,346)
Net change due to revisions in quantity estimates	364,456	287,993	(34,814)
Development costs incurred, previously estimated	87,274	80,455	42,705
Changes in estimated future development costs	(45,739)	(104,240)	(41,090)
Net change in future income taxes	(283,997)	(478,613)	(739,520)
Accretion of discount and other	(146,428)	(394,790)	(746,991)

Total Discounted Cash Flow at End of Period	$1,029,538	$1,011,186	$735,181

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 33—Quarterly Information (unaudited):

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Sales	$748,052	$617,738	$623,975	$590,488

Freight Revenue	$27,736	$21,232	$29,768	$31,439

Costs of Goods Sold and Other Operating Charges	$548,918	$522,761	$482,793	$446,538	(A)

Freight Expense	$27,736	$21,232	$29,768	$31,439

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$67,668	$(11,574)	$26,205	$32,910	(A)

Earnings Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$0.75	$(0.13)	$0.29	$0.37

Dilutive	$0.74	$(0.13)	$0.29	$0.36

Net Income (Loss)	$67,668	$(11,574)	$26,205	$116,283	(A)

Earnings Per Share:
Basic	$0.75	$(0.13)	$0.29	$1.29

Dilutive	$0.74	$(0.13)	$0.29	$1.28

Weighted Average Shares Outstanding:
Basic	90,551,567	90,361,024	89,884,760	89,927,306

Dilutive	91,868,095	90,361,024	90,770,999	90,548,329

(A)	CONSOL Energy restated the first quarter 2004 cost of good sold by $2,342, earnings before cumulative effect of change in accounting principle and net income by $2,164, and earnings per share—basic and dilutive by $0.02 to reflect the recognition of the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with recently issued accounting guidance.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Sales	$512,116	$511,571	$511,235	$507,929

Freight Revenue	$29,083	$27,329	$25,580	$32,590

Costs of Goods Sold and Other Operating Charges	$417,376	$415,078	$383,691	$407,871

Freight Expense	$29,083	$27,329	$25,580	$32,590

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$(20,619)	$(5,895)	$10,559	$3,389

Net Income (Loss)	$(20,619)	$(5,895)	$10,559	$8,157

Earnings Per Share Before Cumulative Effect of Change in Accounting Principle
Basic	$(0.23)	$(0.07)	$0.13	$0.04

Dilutive	$(0.23)	$(0.07)	$0.13	$0.04

Total Earnings Per Share
Basic	$(0.23)	$(0.07)	$0.13	$0.10

Dilutive	$(0.23)	$(0.07)	$0.13	$0.10

Weighted Average Shares Outstanding
Basic	89,823,341	79,500,793	78,759,875	78,749,180

Dilutive	89,823,341	79,500,793	79,104,915	78,845,356

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Sales	$508,351	$506,901	$482,888	$505,205

Freight Revenue	$32,012	$31,724	$34,248	$36,432

Costs of Goods Sold and Other Operating Charges	$390,854	$426,915	$362,511	$362,909

Freight Expense	$32,012	$31,724	$34,248	$36,432

Net Income (Loss)	$4,134	$(6,986)	$9,027	$5,501

Earnings Per Share
Basic	$0.05	$(0.09)	$0.11	$0.07

Dilutive	$00.5	$(0.09)	$0.11	$0.07

Weighted Average Shares Outstanding
Basic	78,748,594	78,735,267	78,722,778	78,704,593

Dilutive	78,757,425	78,735,267	78,935,017	78,909,819

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a.	Controls and Procedures.

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of it’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that it’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

CONSOL Energy’s management is responsible for establishing and maintaining adequate internal control over financial reporting. CONSOL Energy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

CONSOL Energy’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of CONSOL Energy; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the CONSOL Energy’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of CONSOL Energy’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2004.

CONSOL Energy’s independent registered public accounting firm has audited and issued their report on management’s assessment of CONSOL Energy’s internal control over financial reporting, and the report is set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal controls over financial reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, CONSOL Energy’s internal control over financial reporting.

Item 9b.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information requested by Item 401 and Item 405 of Regulations S-K is incorporated herein by reference to the Proxy Statement for the annual meeting of shareholders to be held on May 3, 2005 (the “Proxy Statement”). See also the information concerning executive officers of CONSOL Energy set forth in Part I under the caption “Executive Officers of CONSOL Energy” in reliance on General Instruction G(3) to Form 10-K.

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

The information with respect to fees and services related to CONSOL Energy’s independent registered public accounting firm PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee’s pre-approval policies and procedures are contained in the Definitive Proxy Statement and are incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

The financial statements included in Part II, Item 8 above are filed as part of this annual report.

(a)(2)	Financial Statement Schedules:

No schedules are required to be presented by CONSOL Energy.

(a)(3)	Exhibits:

(c)	Exhibits:

3.1	Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-68987), filed on March 24, 1999, (“Amendment No. 2”).

3.2	Amended and restated By-Laws dated as of February 23, 2004, incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901) filed on March 12, 2004.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.1 to Form 10-K (file number 001-14901), filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.2 to Form 10-K.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc. and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file number 001-14901), filed on December 22, 2003.

10.1	Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-68987) filed on March 24, 1999 (“Amendment No. 1”).

10.2	First Amendment to Senior Revolving Loan Agreement dated as of November 28, 1994 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.2 to Amendment No. 1.

10.3	Second Amendment to Senior Revolving Loan Agreement dated as of October 1, 1995, between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.3 to Amendment No. 1.

10.4	Third Amendment to Senior Revolving Loan Agreement dated as of December 14, 1995 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.4 to Amendment No. 1.

10.5	Fourth Amendment to Senior Revolving Loan Agreement dated as of March 1, 1996 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.5 to Amendment No. 1.

10.6	Fifth Amendment to Senior Revolving Loan Agreement dated as of December 2, 1997 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.6 to Amendment No. 1.

10.7	Sixth Amendment to Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.7 to Amendment No. 1.

10.8	Seventh Amendment to Senior Revolving Loan Agreement dated as of January 19, 1999 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.8 to Amendment No. 1.

10.9	Intentionally omitted.

10.10	Note issued by Consolidation Coal Company in the aggregate principal amount of $100,000,000, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.11	Parent Guaranty dated November 13, 1998 from CONSOL Energy Inc., to First National Bank of Chicago, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.12	Significant Subsidiary Guaranty dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

10.13	Subordination Agreement dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun AG and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Employment Agreement dated December 11, 1997 between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.19	Employment Agreement dated February 22, 1999 between CONSOL Energy Inc. and John L. Whitmire, incorporated by reference to Exhibit 10.19 to Amendment No. 2.

10.20	CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

10.21	Intentionally omitted.

10.22	Registration Rights Agreement, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., Salomon Smith Barney Inc., Dresdner Kleinwort Wasserstein—Grantchester, Inc., Mellon Financial Markets, LLC, PNC Capital Markets, Inc., Scotia Capital Markets, Inc., Australia and New Zealand Banking Group Limited—London Branch and NatCity Investments, Inc, incorporated by reference to exhibit 10.22 to Form 10-K.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended September 30, 2002.

10.28	364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2002.

10.29	Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee, and Glennies Creek Joint Venture Financing, incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended September 30, 2002.

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association, incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2003.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association, incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2003.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2003.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2003.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2003.

10.36	Registration Rights Agreement, dated February 1, 1999, by and between CONSOL ENERGY Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.36 to Form 10-Q for the quarter ended September 30, 2003.

10.37	Letter Amendment, dated May 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH., incorporated by reference to Exhibit 10.37 to Form 10-Q for the quarter ended September 30, 2003.

10.38	Second Amendment, dated as of September 18, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended September 30, 2003.

10.39	Third Amendment, dated as of October 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.39 to Form 10-Q for the quarter ended September 30, 2003.

10.40	Form of Director Indemnification Agreement, dated May 13, 2003, by and between CONSOL Energy Inc. and each of J. Brett Harvey, John L. Whitmire, Philip W. Baxter, Patricia A. Hammick, Christoph Koether, Berthold Bonekamp, Bernd J. Breloer and Rolf Zimmermann, incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003.

10.41	Director Indemnification Agreement, dated September 15, 2003, by and between CONSOL Energy Inc. and George Lambertz, incorporated by reference to Exhibit 10.41 to Form 10-Q for the quarter ended September 30, 2003.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003.

10.43	Intentionally omitted.

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.45 to Form 10-Q for the quarter ended September 30, 2003.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.47	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.48	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.49	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.50	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald G. Stovash, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004..

10.51	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Stephen E. Williams, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004..

10.52	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004

10.53	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc. and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004 (file no. 001-14901), filed on May 7, 2004.

10.54	Credit Agreement, dated as of June 30, 2004 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), Lasalle Bank National Association, Société Générale, New York Branch, Suntrust Bank, Citicorp North America, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.52 to Form 8-K (file no. 001-14901), filed on June 30, 2004.

10.55	CONSOL Energy Inc. Directors’ Deferred Fee Plan, effective as of July 20, 2004, incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.56	Form of Consol Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.57	Form of Restricted Stock Unit Award Under CONSOL Energy Inc. Equity Incentive Plan, incorporated by reference to Exhibit 10.55 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 28th day of February, 2005.

CONSOL ENERGY INC.

By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 28th day of February, 2005, by the following persons on behalf of the Registrant in the capacities indicated:

Signature	Title

/s/ JOHN L. WHITMIRE John L. Whitmire	Chairman of the Board

/s/ J. BRETT HARVEY J. Brett Harvey	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM J. LYONS William J. Lyons	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ PHILIP W. BAXTER Philip W. Baxter	Director

/s/ PATRICIA A. HAMMICK Patricia A. Hammick	Director

/s/ JAMES E. ALTMEYER, SR. James E. Altmeyer, Sr.	Director

/s/ WILLIAM E. DAVIS William E. Davis	Director

/s/ WILLIAM P. POWELL William P. Powell	Director

/s/ JOSEPH T. WILLIAMS Joseph T. Williams	Director

/s/ RAJ K. GUPTA Raj K. Gupta	Director

EXHIBIT INDEXES:

3.1	Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-68987), filed on March 24, 1999, (“Amendment No. 2”).

3.2	Amended and restated By-Laws dated as of February 23, 2004, incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2003 (file no. 001-1490) filed on March 12, 2004.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.1 to Form 10-K (file number 001-14901), filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to exhibit 4.2 to Form 10-K.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc. and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file number 001-14901), filed on December 22, 2003.

10.1	Senior Revolving Loan Agreement dated as of December 23, 1993 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York for a maximum principal amount at any one time outstanding not to exceed $25,000,000, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-68987) filed on March 24, 1999 (“Amendment No. 1”).

10.2	First Amendment to Senior Revolving Loan Agreement dated as of November 28, 1994 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.2 to Amendment No. 1.

10.3	Second Amendment to Senior Revolving Loan Agreement dated as of October 1, 1995, between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.3 to Amendment No. 1.

10.4	Third Amendment to Senior Revolving Loan Agreement dated as of December 14, 1995 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.4 to Amendment No. 1.

10.5	Fourth Amendment to Senior Revolving Loan Agreement dated as of March 1, 1996 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.5 to Amendment No. 1.

10.6	Fifth Amendment to Senior Revolving Loan Agreement dated as of December 2, 1997 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.6 to Amendment No. 1.

10.7	Sixth Amendment to Senior Revolving Loan Agreement dated as of October 29, 1998 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.7 to Amendment No. 1.

10.8	Seventh Amendment to Senior Revolving Loan Agreement dated as of January 19, 1999 between Consolidation Coal Company and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 10.8 to Amendment No. 1.

10.9	Intentionally omitted.

10.10	Note issued by Consolidation Coal Company in the aggregate principal amount of $100,000,000, incorporated by reference to Exhibit 10.10 to Amendment No. 1.

10.11	Parent Guaranty dated November 13, 1998 from CONSOL Energy Inc., to First National Bank of Chicago, incorporated by reference to Exhibit 10.11 to Amendment No. 1.

10.12	Significant Subsidiary Guaranty dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.12 to Amendment No. 1.

10.13	Subordination Agreement dated November 13, 1998 among CONSOL Energy Inc. and certain subsidiaries of CONSOL Energy Inc. for the benefit of the First National Bank of Chicago, incorporated by reference to Exhibit 10.13 to Amendment No. 1.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun AG and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Employment Agreement dated December 11, 1997 between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.18 to Amendment No. 1.

10.19	Employment Agreement dated February 22, 1999 between CONSOL Energy Inc. and John L. Whitmire, incorporated by reference to Exhibit 10.19 to Amendment No. 2.

10.20	CONSOL Energy Inc. Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.20 to Amendment No. 2.

10.21	Intentionally omitted.

10.22	Registration Rights Agreement, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., Salomon Smith Barney Inc., Dresdner Kleinwort Wasserstein—Grantchester, Inc., Mellon Financial Markets, LLC, PNC Capital Markets, Inc., Scotia Capital Markets, Inc., Australia and New Zealand Banking Group Limited—London Branch and NatCity Investments, Inc, incorporated by reference to exhibit 10.22 to Form 10-K.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Three Year Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions, other institutional lenders and issuers of letters of credit listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.27 to Form 10-Q for the quarter ended September 30, 2002.

10.28	364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2002.

10.29	Syndicated Multi-Option Facility Agreement, dated July 17, 2002, among CONSOL Energy Australia Pty Limited and Maitland Main Collieries Pty Limited, Borrowers, Glennies Creek Coal Management Pty Ltd, Operator, Glennies Creek Coal Sales Pty Limited, Marketing Company, CONSOL Energy Inc. and K-M Investment Corporation, Sponsors, ANZ Investment Bank, Arranger, Australia and New Zealand Banking Group Limited, Agent, Capital Facility Provider and initial Participant, ANZ Capel Court Limited, Security Trustee, and Glennies Creek Joint Venture Financing, incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended September 30, 2002.

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association, incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2003.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association, incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2003.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2003.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2003.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2003.

10.36	Registration Rights Agreement, dated February 1, 1999, by and between CONSOL ENERGY Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.36 to Form 10-Q for the quarter ended September 30, 2003.

10.37	Letter Amendment, dated May 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH., incorporated by reference to Exhibit 10.37 to Form 10-Q for the quarter ended September 30, 2003.

10.38	Second Amendment, dated as of September 18, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended September 30, 2003.

10.39	Third Amendment, dated as of October 23, 2003, to Registration Rights Agreement, dated February 1, 1999, by and between CONSOL Energy Inc., Rheinbraun AG and Rheinbraun US GmBH, incorporated by reference to Exhibit 10.39 to Form 10-Q for the quarter ended September 30, 2003.

10.40	Form of Director Indemnification Agreement, dated May 13, 2003, by and between CONSOL Energy Inc. and each of J. Brett Harvey, John L. Whitmire, Philip W. Baxter, Patricia A. Hammick, Christoph Koether, Berthold Bonekamp, Bernd J. Breloer and Rolf Zimmermann, incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003.

10.41	Director Indemnification Agreement, dated September 15, 2003, by and between CONSOL Energy Inc. and George Lambertz, incorporated by reference to Exhibit 10.41 to Form 10-Q for the quarter ended September 30, 2003.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003.

10.43	Intentionally Omitted

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.45 to Form 10-Q for the quarter ended September 30, 2003.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.47	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.48	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.49	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.50	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald G. Stovash, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.51	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Stephen E. Williams, incorporated by reference to Exhibit 10.51 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.52	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.53	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc. and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004 (file no. 001-14901), filed on May 7, 2004.

10.54

Credit Agreement, dated as of June 30, 2004 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), Lasalle Bank National Association, Société Générale, New York Branch, Suntrust Bank, Citicorp North America, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.52 to Form

8-K (file no. 001-14901), filed on June 30, 2004.

10.55	CONSOL Energy Inc. Directors’ Deferred Fee Plan, effective as of July 20, 2004, incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.56	Form of Consol Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.57	Form of Restricted Stock Unit Award Under CONSOL Energy Inc. Equity Incentive Plan, incorporated by reference to Exhibit 10.55 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.