Form 10-Q
period 2005-03-31
CONSOL ENERGY INC
filed 2005-05-02
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 25, 2005
Common stock, $0.01 par value	91,310,648

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Sales—Outside	$762,599	$590,488
Freight—Outside	30,124	31,439
Other Income	24,265	28,928

Total Revenue and Other Income	816,988	650,855
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	550,908	446,541
Freight Expense	30,124	31,439
Selling, General and Administrative Expense	16,389	18,594
Depreciation, Depletion and Amortization	63,379	59,470
Interest Expense	6,924	9,061
Taxes Other Than Income	59,577	48,033

Total Costs	727,301	613,138

Earnings Before Income Taxes and Cumulative Effect of Change in Accounting	89,687	37,717
Income Tax Expense	14,475	4,807

Earnings Before Cumulative Effect of Change in Accounting	75,212	32,910
Cumulative Effect of Changes in Accounting for Workers’ Compensation, net of Income Taxes of $53,080	—	83,373

Net Income	$75,212	$116,283

Basic Earnings Per Share	$0.83	$1.29

Dilutive Earnings Per Share	$0.82	$1.28

Weighted Average Number of Common Shares Outstanding:
Basic	90,943,236	89,927,306

Dilutive	92,059,791	90,548,329

Dividends Paid Per Share	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) MARCH 31, 2005	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$21,259	$6,422
Accounts and Notes Receivable:
Trade	167,700	111,580
Other Receivables	41,609	30,251
Inventories	144,477	121,902
Deferred Income Taxes	152,623	145,890
Recoverable Income Taxes	1,253	14,614
Prepaid Expenses	43,196	39,510

Total Current Assets	572,117	470,169
Property, Plant and Equipment:
Property, Plant and Equipment	6,570,917	6,514,016
Less—Accumulated Depreciation, Depletion and Amortization	3,393,285	3,331,436

Total Property, Plant and Equipment—Net	3,177,632	3,182,580
Other Assets:
Deferred Income Taxes	352,277	355,008
Investment in Affiliates	69,778	47,684
Restricted Cash	15,000	—
Other	128,411	140,170

Total Other Assets	565,466	542,862

TOTAL ASSETS	$4,315,215	$4,195,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$161,375	$166,068
Short-Term Notes Payable	—	5,060
Current Portion of Long-Term Debt	3,919	3,885
Other Accrued Liabilities	559,337	530,472

Total Current Liabilities	724,631	705,485
Total Long-Term Debt	425,745	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,536,300	1,531,250
Pneumoconiosis Benefits	422,330	427,264
Mine Closing	321,805	305,152
Workers’ Compensation	139,498	140,318
Deferred Revenue	44,124	50,208
Salary Retirement	66,001	51,957
Reclamation	5,581	5,745
Other	92,088	83,451

Total Deferred Credits and Other Liabilities	2,627,727	2,595,345
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 91,271,352 Issued and 91,271,352 Outstanding at March 31, 2005 and 90,642,939 Outstanding at December 31, 2004	913	913
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	852,232	846,644
Retained Earnings (Deficit)	(214,895)	(277,406)
Other Comprehensive Loss	(96,592)	(89,193)
Unearned Compensation on Restricted Stock Units	(4,546)	(4,883)
Common Stock in Treasury, at Cost—0 Shares at March 31, 2005, 624,619 Shares at December 31, 2004	—	(7,054)

Total Stockholders’ Equity	537,112	469,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,315,215	$4,195,611

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2004	$913	$846,644	$(277,406)	$(89,193)	$(4,883)	$(7,054)	$469,021
(Unaudited)
Net Income	—	—	75,212	—	—	—	75,212
Treasury Rate Lock (Net of $13 tax)	—	—	—	(21)	—	—	(21)
Stock Options Exercised (624,619)	—	5,473	—	—	—	7,054	12,527
Gas Cash Flow Hedge (Net of $4,697 tax)	—	—	—	(7,378)	—	—	(7,378)
Dividend Equivalents on Restricted Stock Units (2,790 units)	—	103	—	—	(103)	—	—
Amortization of Restricted Stock Unit Grants	—	—	—	—	440	—	440
Dividends ($.14 per share)	—	12	(12,701)	—	—	—	(12,689)

Balance—March 31, 2005	$913	$852,232	$(214,895)	$(96,592)	$(4,546)	$—	$537,112

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net Income	$75,212	$116,283
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting, net of tax	—	(83,373)
Depreciation, Depletion and Amortization	63,379	59,470
Compensation from Restricted Stock Unit Grants	440	—
Gain on the Sale of Assets	(1,933)	(21,121)
Amortization of Mineral Leases	2,518	3,088
Deferred Income Taxes	708	3,695
Equity in (Earnings)Losses of Affiliates	(1,986)	2,996
Changes in Operating Assets:
Accounts Receivable Securitization	(10,000)	14,100
Accounts and Notes Receivable	(57,478)	(30,954)
Inventories	(22,575)	(6,564)
Prepaid Expenses	(7,061)	(19,861)
Changes in Other Assets	3,851	12,979
Changes in Operating Liabilities:
Accounts Payable	(4,685)	27,383
Other Operating Liabilities	42,233	(3,083)
Changes in Other Liabilities	13,568	22,721
Other	(507)	(2,210)

	20,472	(20,734)

Net Cash Provided by Operating Activities	95,684	95,549

Investing Activities:
Capital Expenditures	(56,869)	(104,312)
Additions to Mineral Leases	(3,512)	(2,498)
Increase to Restricted Cash	(15,000)	—
Investment in Equity Affiliates	(5,807)	(1,206)
Proceeds from Sales of Assets	2,250	13,524

Net Cash Used in Investing Activities	(78,938)	(94,492)

Financing Activities:
Payments on Miscellaneous Borrowings	(47)	(4,212)
(Payments on) Proceeds from Revolver	(1,700)	35,000
Dividends Paid	(12,689)	(12,576)
Issuance of Treasury Stock	12,527	1,844

Net Cash (Used in) Provided by Financing Activities	(1,909)	20,056

Net Increase in Cash and Cash Equivalents	14,837	21,113
Cash and Cash Equivalents at Beginning of Period	6,422	6,513

Cash and Cash Equivalents at End of Period	$21,259	$27,626

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2004 included in CONSOL Energy’s Form 10-K.

Certain reclassifications of 2004 data have been made to conform to the three months ended March 31, 2005 classifications.

Restricted cash of $15,000 at March 31, 2005 was attributable to the Harmar Environmental Trust (the Trust) Settlement. This settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy Inc. (CONSOL Energy) and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, $15,000, was placed into an escrow account, pending provision of financial assurance supporting CONSOL Energy water treatment obligations. CONSOL Energy is responsible for the ongoing water treatment at this facility. CONSOL Energy recorded the escrow funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the three months ended March 31, 2005.

CONSOL Energy restated first quarter 2004 net income by approximately $2,164, or $0.02 per share, to reflect the recognition of favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with authoritative accounting implementation guidance. The restatement reduced cost of goods sold by $2,347 and selling, general and administrative expenses by $82. Income tax expense was increased by $265 due to this adjustment.

In February 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs to extinguish the fire of approximately $13,600, net of expected insurance recovery, have been incurred to date. Costs to CONSOL Energy are primarily reflected in Cost of Goods Sold and Other Charges on the consolidated statement of income. Expected insurance recovery for extinguishment costs are reflected in Other Receivables.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

later. Expected insurance recovery for damages of approximately $2,800 are reflected in Other Receivables. As of March 31, 2005, no payments for damages incurred have been received by CONSOL Energy. In April 2005, $1,785 of this receivable has been collected.

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. There were no options to purchase shares of common stock outstanding for the three month period ended March 31, 2005 that were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase 1,074,193 shares of common stock were outstanding for the three month period ended March 31, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The computations for basic and diluted earnings per share from continuing operations are as follows:

	For the Three Months Ended March 31,
	2005	2004
Earnings before cumulative effect of change in accounting	$75,212	$32,910
Cumulative effect of accounting change	—	83,373

Net Income	$75,212	$116,283

Average shares of common stock Outstanding:
Basic	90,943,236	89,927,306
Effect of stock options	1,116,555	621,023

Diluted	92,059,791	90,548,329
Earnings per share:
Basic before cumulative effect	$0.83	$0.37

Basic after cumulative effect	$0.83	$1.29

Diluted before cumulative effect	$0.82	$0.36

Diluted after cumulative effect	$0.82	$1.28

NOTE 2—ACQUISITION:

On March 30, 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy is estimated to be $10,159. Southern West Virginia Energy, LLC through its subsidiary will mine low sulfur bituminous coal. The acquisition has been accounted for under the equity method of accounting. The transaction is still under review in relation to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Entities”. A final determination will be made in the quarter ended June 30, 2005 after all agreements are finalized and analyzed. If it is determined that this entity should be consolidated, the impact on the 2005 first quarter financial statements would have been immaterial.

In February 2004, CONSOL Energy sold the stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27,500 ($11,000 of cash and $16,500 of Notes Receivable), the assumption of $21,190 of debt, and associated interest rate swaps and foreign currency hedges. CNX Australia Pty Limited, through its wholly owned subsidiary CONSOL Energy Australia Pty Limited, owned a 50% interest in the Glennies Creek Mine in New South Wales, Australia with its joint venture partner Maitland Main Collieries Pty Limited, an affiliate of AMCI, Inc. The sale resulted in a pre-tax gain of $14,374.

NOTE 3—STOCK-BASED COMPENSATION:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123” (SFAS No. 148). CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123 and 148, to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
Net income as reported	$75,212	$116,283
Add: Stock-based compensation due to change in vesting period	735	—
Add: Stock-based compensation expense for restricted stock units	440	—
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(2,276)	(938)

Pro forma net income	$74,111	$115,345

Earnings per share:
Basic—as reported	$0.83	$1.29

Basic—pro forma	$0.81	$1.28

Diluted—as reported	$0.82	$1.28

Diluted—pro forma	$0.81	$1.27

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$5,539	$5,166	$3,175	$3,197
Interest cost	7,255	7,054	34,854	34,462
Expected return on plan assets	(5,114)	(4,016)	—	—
Amortization costs	4,905	6,024	9,759	10,277
Curtailment gain	—	—	—	(3,454)

Net periodic benefit cost	$12,585	$14,228	$47,788	$44,482

CONSOL Energy previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $66,133 to its pension plan in 2005. As of March 31, 2005, $261 of contributions have been made. CONSOL Energy presently anticipates contributing an additional $65,872 to fund its pension plan in 2005 for a total of $66,133.

CONSOL Energy restated first quarter 2004 net periodic benefit cost by $2,520 to reflect the recognition of favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as of March 8, 2004, in accordance with authoritative accounting implementation guidance.

As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, CONSOL Energy does not expect to contribute to the other post employment benefit plan in 2005. We intend to pay benefit claims as they become due. For the three months ended March 31, 2005, $32,262 of other post employment benefits have been paid.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR WORKERS’ COMPENSATION:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$948	$1,068	$7,162	$11,446
Interest cost	2,991	3,120	2,072	2,068
Expected return on plan assets	—	—	—	—
Amortization of actuarial gain	(5,652)	(5,642)	(940)
Legal and administrative costs	675	675	969	609

Net periodic (benefit) cost	$(1,038)	$(779)	$9,263	$14,123

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, CONSOL Energy does not expect to contribute to the CWP plan in 2005. We intend to pay benefit claims as they become due. For the three months ended March 31, 2005, $4,226 of CWP benefits have been paid.

As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2005. We intend to pay benefit claims as they become due. For the three months ended March 31, 2005, $14,952 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

CONSOL Energy also has expensed $5,907 related to workers’ compensation for the three months ended March 31, 2005 for various state administrative fees and surety bond premiums. The state administrative fees are paid to various states for the right to self-insure workers’ compensation claims.

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, we recorded our liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change was preferable since it aligns the accounting with our other long-term employee benefit obligations, which are recorded on a discounted basis.

Additionally, it provides a better comparison with our industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

As a result of the change, as of January 1, 2004, CONSOL Energy reduced its workers’ compensation liability by $136,453 and reduced its related deferred tax asset by $53,080. The cumulative effect adjustment recognized upon adoption was a gain of $83,373, net of a tax cost of approximately $53,080, and accordingly is reflected as a cumulative effect adjustment from a change in accounting. This cumulative effect adjustment is not included in the amounts for 2004 in the table above.

NOTE 6—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2005		2004
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$31,391	35.0%	$13,201	35.0%
Excess tax depletion	(15,794)	(17.6)	(6,736)	(17.9)
Effect from sale of foreign companies	—	—	(2,767)	(7.3)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	(2,996)	(3.3)	—	—
Net Effect of state tax	2,188	2.4	864	2.3
Other	(314)	(0.4)	245	0.6

Income Tax Expense / Effective Rate	$14,475	16.1%	$4,807	12.7%

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

The effective tax rate for the three months ended March 31, 2005 was calculated using the annual effective rate projection on recurring earnings. The effective tax rate for the three months ended March 31, 2004 was calculated using the combination of an annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of our wholly owned subsidiary CNX Australia Pty Limited.

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	March 31, 2005	December 31, 2004
Coal	$62,231	$42,962
Merchandise for resale	21,131	20,585
Supplies	61,115	58,355

Total Inventories	$144,477	$121,902

NOTE 8—ACCOUNTS RECEIVABLE SECURITIZATION

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

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125,000. The cost of funds is consistent with commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $1,092 and $518 for the three months ended March 31, 2005 and 2004, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in 2006.

At March 31, 2005 and December 31, 2004, eligible accounts receivable totaled approximately $136,600 and $141,100, respectively. The subordinated retained interest at March 31, 2005 and December 31, 2004 was approximately $21,600 and $16,100, respectively. Accounts receivable totaling $115,000 and $125,000 were removed from the consolidated balance sheet at March 31, 2005 and December 31, 2004, respectively. CONSOL Energy’s $10,000 reduction in the accounts receivable securitization program for the three months ended March 31, 2005 is reflected in cash flows from operating activities on the consolidated statement of cash flows. The $14,100 of proceeds, net of reductions, from the accounts receivable securitization program for the three months ended March 31, 2004 is also reflected in operating activities on the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of securitization for all such sales completed in 2005 were a discount rate of 3.39% and an estimated life for eligible accounts receivables of 33 days. At March 31, 2005, an increase in the discount rate or estimated life of 10% and 20% would have

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

reduced the fair value of the retained interest by $42 and $85, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	March 31, 2005	December 31, 2004
Plant & equipment	$3,618,075	$3,583,138
Coal properties and surface lands	1,053,864	1,045,370
Airshafts	714,764	704,088
Mine development	395,491	394,872
Leased Coal Lands	440,094	439,998
Advance Mining Royalties	348,629	346,550

Total Gross	6,570,917	6,514,016

Less: Accumulated depreciation, depletion and amortization	3,393,285	3,331,436

Total net property, plant and equipment	$3,177,632	$3,182,580

NOTE 10—DEBT:

CONSOL Energy’s senior secured credit facility was established on June 30, 2004. The $600,000 senior secured credit facility consists of a five-year $400,000 revolving credit facility and a six-year $200,000 Tranche B credit-linked deposit facility. Borrowings under the facility are collateralized by nearly all of the assets of CONSOL Energy. Collateral has been provided to the banks and is shared equally and ratably with the holders’ of CONSOL Energy’s 7.875% bonds maturing in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007.

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

The $600,000 senior credit facility agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.19 to 1.0 at March 31, 2005. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 15.41 to 1.0 at March 31, 2005. The facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. The capital expenditure limit is $550,000

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

for the years ended December 31, 2005 and 2006. At March 31, 2005, the revolving credit facility had no borrowings outstanding and $99,044 of letters of credit outstanding, leaving $300,956 of capacity available for borrowings and the issuance of letters of credit. At March 31, 2005, the Tranche B credit-linked deposit facility had $200,000 of letters of credit outstanding, which is the credit-linked deposit facility’s capacity for issuance of letters of credit.

On April 1, 2005, CONSOL Energy amended the credit facility to increase the borrowing capacity and extend the term. The amended facility features a five-year, $750,000 revolving credit facility, which replaced the previous credit facility of $600,000, including the Tranche B credit-linked deposit facility of $200,000. The amended facility includes more favorable pricing. The amended facility is collateralized by nearly all of the assets of CONSOL Energy. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing EBITDA, measured quarterly. The new facility does not require a rating from Moody’s or Standard and Poor’s. Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of no less than 4.5 to 1.0, both measured quarterly. There are no covenants in the amended facility restricting the level of annual capital expenditures.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 26,100 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey, Michigan and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. The EPA has also identified 38 other PRPs. No

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

agreement on an allocation of costs between PRPs and EPA has been reached to date. The estimated total remediation cost for all responsible parties, based on preliminary information available at the time, is approximately $7,500 with CONSOL Energy’s portion estimated to be 20% of total. Accordingly, a liability, included in other accrued liabilities, of $1,500 was recorded in 2004. CONSOL Energy has made no payments to date related to the remediation of this site.

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

At March 31, 2005, CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$270,977	$220,000	$50,977	$—	$—
Environmental	10,855	10,855	—	—	—
Other	17,212	17,212	—	—	—

Total Letters of Credit	$299,044	$248,067	$50,977	$—	$—

Surety Bonds:
Employee-Related	$297,648	$277,148	$20,500	$—	$—
Environmental	259,434	245,535	13,856	10	33
Other	9,415	7,308	2,107	—	—

Total Surety Bonds	$566,497	$529,991	$36,463	$10	$33

Guarantees:
Coal	$264,127	$143,745	$96,057	$24,325	$—
Gas	169,700	139,100	22,600	2,200	5,800
Other	79,904	19,855	38,607	20,754	688

Total Guarantees	$513,731	$302,700	$157,264	$47,279	$6,488

Total Commitments	$1,379,272	$1,080,758	$244,704	$47,289	$6,521

Employee-related letters of credit and surety bonds have primarily been extended to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental letters of credit and surety bonds have primarily been extended to support various performance bonds related to reclamation and other environmental issues. Other letters of credit and surety bonds have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business.

CONSOL Energy and certain of its subsidiaries have also provided guarantees for the delivery of specific quantities of coal and gas to various customers. These guarantees are several or joint and several. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and to support various other items necessary in the normal course of business.

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short maturity of these instruments.

Restricted Cash: The carrying amount reported in the balance sheets for restricted cash approximates its fair value due to the short-term maturity of these instruments.

Short-term notes payable: The carrying amount reported in the balance sheets for short-term notes payable approximates its fair value due to the short-term maturity of these instruments.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	March 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21,259	$21,259	$6,422	$6,422
Restricted cash	$15,000	$15,000	$—	$—
Short-term notes payable	$—	$—	$(5,060)	$(5,060)
Long-term debt	$(429,664)	$(457,320)	$(429,645)	$(466,072)

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three months ended March 31, 2005, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork and Mine 84. For the three months ended March 31, 2005, Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three months ended March 31, 2005, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate, Miles Branch and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. There were no changes in segment make-up from 2004. The segment information presented has been restated to reflect the restated earnings before income taxes for the three months ended March 31, 2004 due to the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004, in accordance with authoritative accounting implementation guidance. Certain reclassifications of data for the three months ended March 31, 2004 have been made to conform to the three months ended March 31, 2005 classifications.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Industry segment results for the three months ended March 31, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$456,392	$55,693	$71,110	$47,317	$630,512	$103,321	$28,766	$—	$762,599
Freight—outside	—	—	—	30,124	30,124	—	—	—	30,124
Intersegment transfers	—	—	—	—	—	512	27,252	(27,764)	—

Total Sales and Freight	$456,392	$55,693	$71,110	$77,441	$660,636	$103,833	$56,018	$(27,764)	$792,723

Earnings (Loss) Before Income Taxes	$88,520	$(5,996)	$25,426	$(35,798)	$72,152	$40,877	$(4,643)	$(18,699)	$89,687	(A)

Segment asset					$2,841,272	$721,578	$206,641	$545,724	$4,315,215	(B)

Depreciation, depletion and amortization					$50,886	$9,104	$3,389	$—	$63,379

Capital Expenditures					$45,027	$10,767	$1,075	$—	$56,869

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $(89) and $2,075 for Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $16,360, $25,386 and $28,032 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended March 31, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$361,082	$55,037	$56,118	$25,494	$497,731	$69,931	$22,826	$—	$590,488
Freight—outside	—	—	—	31,439	31,439	—	—	—	31,439
Intersegment transfers	—	—	—	—	—	916	25,182	(26,098)	—

Total Sales and Freight	$361,082	$55,037	$56,118	$56,933	$529,170	$70,847	$48,008	$(26,098)	$621,927

Earnings (Loss) Before Income Taxes	$47,718	$542	$(4,507)	$(34,522)	$9,231	$35,518	$8,472	$(15,504)	$37,717	(C)

Segment asset					$2,724,947	$656,201	$213,935	$724,624	$4,319,707	(D)

Depreciation, depletion and amortization					$48,483	$7,640	$3,347	$—	$59,470

Capital Expenditures					$87,905	$15,581	$826	$—	$104,312

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(191) and $(72) for Other Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $19,140 and $27,388 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended March 31,
	2005	2004
Segment earnings before income taxes for total reportable business segments	$113,029	$44,749
Segment earnings (loss) before income taxes for all other businesses	(4,643)	8,472
Incentive compensation	(6,261)	(8,578)
Compensation from restricted stock unit grants	(1,175)	—
Other post employee benefit curtailment gain	—	3,454
Interest income (expense), net and other non-operating activity	(11,263)	(10,380)

Earnings Before Income Taxes	$89,687	$37,717

	For the Three Months Ended March 31,
	2005	2004
Total Assets:
Segment assets for total reportable business segments	$3,562,850	$3,381,148
Segment assets for all other businesses	206,641	213,935
Items excluded from segment assets:
Cash and other investments	21,940	28,099
Restricted Cash	15,000	190,918
Deferred tax assets	504,900	482,789
Recoverable income taxes	1,253	19,590
Intangible asset—overfunded pension plan	248	468
Bond issuance costs	2,383	2,760

Total Consolidated Assets	$4,315,215	$4,319,707

NOTE 14—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended March 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$739,137	$23,462	$—	$762,599
Freight—Outside	—	30,124	—	—	30,124
Other Income (including equity earnings)	86,833	17,155	6,247	(85,970)	24,265

Total Revenue and Other Income	86,833	786,416	29,709	(85,970)	816,988
Cost of Goods Sold and Other Operating Charges	10,445	523,619	52,487	(35,643)	550,908
Intercompany Activity	(1,115)	(16,147)	(25,364)	42,626	—
Freight Expense	—	30,124	—	—	30,124
Selling, General and Administrative Expense	—	16,161	228	—	16,389
Depreciation, Depletion and Amortization	1,522	63,457	255	(1,855)	63,379
Interest Expense	5,419	1,505	—	—	6,924
Taxes Other Than Income	1,663	57,435	479	—	59,577

Total Costs	17,934	676,154	28,085	5,128	727,301

Earnings (Loss) Before Income Taxes	68,899	110,262	1,624	(91,098)	89,687
Income Tax Expense (Benefit)	(6,313)	20,220	568	—	14,475

Net Income (Loss)	$75,212	$90,042	$1,056	$(91,098)	$75,212

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Balance Sheet for March 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$17,367	$351	$3,541	$—	$21,259
Accounts and Notes Receivable:
Trade	—	274	167,426	—	167,700
Other	6,166	33,167	2,276	—	41,609
Inventories	146	122,580	21,751	—	144,477
Deferred Income Taxes	152,623	—	—	—	152,623
Recoverable Income Taxes	1,253	—	—	—	1,253
Prepaid Expenses	17,120	25,551	525	—	43,196

Total Current Assets	194,675	181,923	195,519	—	572,117
Property, Plant and Equipment:
Property, Plant and Equipment	100,441	6,447,410	23,066	—	6,570,917
Less-Accumulated Depreciation, Depletion and Amortization	54,137	3,320,894	18,254	—	3,393,285

Property, Plant and Equipment—Net	46,304	3,126,516	4,812	—	3,177,632
Other Assets:
Deferred Income Taxes	352,277	—	—	—	352,277
Investment in Affiliates	1,688,003	54,546	—	(1,672,771)	69,778
Restricted Cash	—	15,000	—	—	15,000
Other	20,360	108,037	14	—	128,411

Total Other Assets	2,060,640	177,583	14	(1,672,771)	565,466

Total Assets	$2,301,619	$3,486,022	$200,345	$(1,672,771)	$4,315,215

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$120,410	$32,419	$8,546	$—	$161,375
Accounts Payable (Recoverable)- Related Parties	1,197,006	(1,360,420)	163,414	—	—
Current Portion of Long-Term Debt	—	3,919	—	—	3,919
Other Accrued Liabilities	102,230	450,760	6,347	—	559,337

Total Current Liabilities	1,419,646	(873,322)	178,307	—	724,631
Long-Term Debt:	248,572	177,173	—	—	425,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,536,300	—	—	1,536,300
Pneumoconiosis Benefits	—	422,330	—	—	422,330
Mine Closing	—	321,805	—	—	321,805
Workers’ Compensation	35	139,463	—	—	139,498
Deferred Revenue	—	44,124	—	—	44,124
Salary Retirement	66,001	—	—	—	66,001
Reclamation	—	5,581	—	—	5,581
Other	30,253	61,257	578	—	92,088

Total Deferred Credits and Other Liabilities	96,289	2,530,860	578	—	2,627,727
Stockholders’ Equity	537,112	1,651,311	21,460	(1,672,771)	537,112

Total Liabilities and Stockholders’ Equity	$2,301,619	$3,486,022	$200,345	$(1,672,771)	$4,315,215

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$18,607	$77,918	$(841)	$—	$95,684

Cash Flows from Investing Activities:
Capital Expenditures	$(1,294)	$(55,575)	$—	$—	$(56,869)
Increase to Restricted Cash	—	(15,000)	—	—	(15,000)
Investment in Equity Affiliates	(2)	(5,805)	—	—	(5,807)
Other Investing Activities	226	(1,488)	—	—	(1,262)

Net Cash Used in Investing Activities	$(1,070)	$(77,868)	$—	$—	$(78,938)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(1,700)	$—	$—	$—	$(1,700)
Dividends Paid	(12,689)	—	—	—	(12,689)
Other Financing Activities	12,527	(47)	—	—	12,480

Net Cash (Used in) Financing Activities	$(1,862)	$(47)	$—	$—	$(1,909)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended March 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$570,918	$19,570	$—	$590,488
Freight—Outside	—	31,298	141	—	31,439
Other Income (including equity earnings)	132,842	11,756	2,063	(117,733)	28,928

Total Revenue and Other Income	132,842	613,972	21,774	(117,733)	650,855
Cost of Goods Sold and Other Operating Charges	7,880	427,458	44,205	(33,002)	446,541
Intercompany Activity	(8)	(15,947)	(22,754)	38,709	—
Freight Expense	—	31,298	141	—	31,439
Selling, General and Administrative Expense	—	18,315	279	—	18,594
Depreciation, Depletion and Amortization	1,571	59,494	259	(1,854)	59,470
Interest Expense	6,696	2,283	82	—	9,061
Taxes Other Than Income	1,016	46,622	395	—	48,033

Total Costs	17,155	569,523	22,607	3,853	613,138

Earnings (Loss) Before Income Taxes	115,687	44,449	(833)	(121,586)	37,717
Income Taxes (Benefit)	(596)	5,695	(292)	—	4,807

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	116,283	38,754	(541)	(121,586)	32,910
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$116,283	$122,127	$(541)	$(121,586)	$116,283

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,692	$348	$4,382	$—	$6,422
Accounts and Notes Receivable:
Trade	—	700	110,880	—	111,580
Other	3,826	22,758	3,667	—	30,251
Inventories	146	99,202	22,554	—	121,902
Deferred Income Taxes	145,890	—	—	—	145,890
Recoverable Income Taxes	14,614	—	—	—	14,614
Prepaid Expenses	6,963	32,099	448	—	39,510

Total Current Assets	173,131	155,107	141,931	—	470,169
Property, Plant and Equipment:
Property, Plant and Equipment	100,437	6,390,476	23,103	—	6,514,016
Less-Accumulated Depreciation, Depletion and Amortization	53,164	3,260,151	18,121	—	3,331,436

Property, Plant and Equipment—Net	47,273	3,130,325	4,982	—	3,182,580
Other Assets:
Deferred Income Taxes	355,008	—	—	—	355,008
Investment in Affiliates	1,589,362	31,533	—	(1,573,211)	47,684
Other	23,742	116,400	28	—	140,170

Total Other Assets	1,968,112	147,933	28	(1,573,211)	542,862

Total Assets	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$100,045	$48,971	$17,052	$—	$166,068
Accounts Payable (Recoverable)-Related Parties	1,182,740	(1,286,846)	104,106	—	—
Short-Term Notes Payable	1,700	3,360	—	—	5,060
Current Portion of Long-Term Debt	—	3,885	—	—	3,885
Other Accrued Liabilities	103,202	421,272	5,998	—	530,472

Total Current Liabilities	1,387,687	(809,358)	127,156	—	705,485
Long-Term Debt:	248,520	177,240	—	—	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,531,250	—	—	1,531,250
Pneumoconiosis Benefits	—	427,264	—	—	427,264
Mine Closing	—	305,152	—	—	305,152
Workers’ Compensation	51	140,271	(4)	—	140,318
Deferred Revenue	—	50,208	—	—	50,208
Salary Retirement	51,943	14	—	—	51,957
Reclamation	—	5,745	—	—	5,745
Other	31,294	51,576	581	—	83,451

Total Deferred Credits and Other Liabilities	83,288	2,511,480	577	—	2,595,345
Stockholders’ Equity	469,021	1,554,003	19,208	(1,573,211)	469,021

Total Liabilities and Stockholders’ Equity	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

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

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2005, the FASB issued FSP No. FAS 19-1 “Accounting for Suspended Well Costs” (FSP 19-1). This position concluded that exploratory well costs should continue to be capitalized beyond twelve months when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. This guidance requires management to exercise more judgment than was previously required and also requires additional disclosure. Management does not believe this statement of position will have a significant effect on the financial statements.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This interpretation clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. We do not expect this guidance to have a significant impact on CONSOL Energy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Dollars in thousands, except per share data)

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No.123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No.123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. SFAS No.123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. Due to expected issuances of stock options, CONSOL Energy has not yet determined the impact on 2006 financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (SFAS No. 151). This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosure about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10). FASB Statement No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. EITF 04-10 clarifies how an enterprise should evaluate the aggregation criteria in paragraph 17 of FAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FAS No. 131. In addition, the FASB Task Force has requested that the FASB staff propose a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The Task Force has agreed that since the two issues are interrelated, the effective date of EITF 04-10 should coincide with the future undetermined effective date of the anticipated FSP. We are currently evaluating the positions addressed in EITF 04-10, and foresee no significant changes in the reporting practices currently used to report segment information.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had net income of $75 million for the three months ended March 31, 2005 compared to earnings before cumulative effect of change in accounting of $33 million in the 2004 period. Net income of $116 million for the 2004 period also included a cumulative effect of change in accounting of $83 million, net of $53 million of deferred tax expense, for the cumulative effect of change in accounting related to workers’ compensation. Under the change in accounting, CONSOL Energy records its liability for workers’ compensation on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change was preferable since it aligns the accounting for workers’ compensation with our other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with our industry peers, the majority of which record their workers’ compensation liability on a discounted basis.

Earnings before cumulative effect of change in accounting for the 2005 period improved compared the 2004 period primarily due to increased coal and gas sales volumes and increased average sales prices for both coal and gas. These increases were offset, in part, by higher cost per unit sold for both coal and gas. Higher coal unit costs were primarily due to increased labor, supplies and contractor mining fees. Higher gas unit costs were primarily due to fees incurred to ensure firm transportation for our production on the Columbia transmission system and imbalance changes. Because contracted quantities of gas rarely equal physical deliveries, CONSOL Energy is responsible for monitoring the imbalance and requesting adjustments to contracted volumes as circumstances warrant. The gas imbalance has gone from a net benefit position in the 2004 period to a net liability position in the 2005 period. The imbalance cost increase was offset by sales revenue recognized on these volumes. These increases in costs were also offset, in part, by lower royalty rates and maintenance costs. Increased revenues were also offset by costs related to the Buchanan Mine fire and a sales contract buy out that occurred in the 2005 period. Net income in the 2005 period had additional income tax expense due primarily to higher pre-tax earnings.

CONSOL Energy restated first quarter 2004 net income by approximately $2.2 million to reflect the recognition of favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with authoritative accounting implementation guidance.

Total coal sales for the three months ended March 31, 2005 were 17.8 million tons, of which 17.4 million tons were produced by CONSOL Energy operations, or sold from inventory of company produced coal. This compares with total coal sales of 17.5 million tons for the three months ended March 31, 2004, of which 16.9 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company-produced coal. The increase in tons sold was due primarily to increased production at Loveridge and McElroy, the reactivation of Emery Mine and the opening of the Miller Creek complex in October 2004, offset, in part, by lower production at Buchanan and Enlow Fork. Loveridge production increased due to the mine operating for the full three months of the 2005 period compared to only 25 days in the 2004 period due to a fire in 2003 at this location. The McElroy production increase is related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Buchanan production has decreased in the 2005 period due to a fire that developed in the mine after a large rock fall behind its longwall mining section on February 14, 2005. The mine has been temporarily sealed in order to extinguish the fire and will not produce coal while sealed. Enlow Fork production has decreased in the 2005 period due to active mining being in more challenging mining conditions compared to the 2004 period.

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Since that time, a total of 16 boreholes have been drilled into various areas of the mine including a number of holes near the area of the cave-in. Temperature measurements taken through the boreholes indicated no elevation in temperature from ambient levels underground. In addition, video equipment lowered into the holes revealed no sign of active fire. Gas readings taken from the boreholes and other monitoring sites indicated that the mine atmosphere is inert in nearly all areas.

Although no timetable has been set for re-entering the mine, CONSOL Energy officials and officials from federal and state agencies have been developing and reviewing plans and procedures that will be used at such time as it is jointly agreed to start the re-entry process. These plans include such things as the start-up sequence for ventilation fans and procedures to be used by mine rescue teams in their examination of the underground areas of the mine.

At the end of March 2005, approximately 145,000 tons of the approximately 270,000 tons of inventory from Buchanan Mine that had been available on the surface prior to the sealing of the mine has been shipped to customers. CONSOL Energy has declared force majeure on its contracts for coal based on estimated production cost at the mine through the end of May 2005. CONSOL Energy may extend the force majeure declaration if necessary to reflect the timing of resumption of coal production at Buchanan Mine. Buchanan Mine typically produces 300,000 to 400,000 tons per month of metallurgical grade coal for sale primarily to steel producers in the United States and overseas.

Our gas production was also impacted by the Buchanan Mine fire. Gross gas production of approximately 1.4 billion cubic feet, or 31.0 million cubic feet per day, is estimated to have been lost due to the idling of the Buchanan longwall. Before the mine fire, approximately 20% of CONSOL Energy’s total gas production is associated with mining activity at the Buchanan Mine. CONSOL Energy estimates approximately 3 billion cubic feet of lost production due to the disruption associated with Buchanan Mine, although that figure is uncertain depending on when we resume production at this location. These Buchanan impacts are in addition to an estimated 3 billion cubic feet curtailment, previously disclosed, related to congestion on the interstate pipeline that transports our Virginia gas that we expect could reduce gas production in the second and third quarters of 2005.

Total costs related to extinguishment efforts were approximately $13.6 million, net of expected insurance recovery, as of March 31, 2005. Due to the Buchanan Mine fire in 2005 and the Loveridge and Mine 84 mine fires experienced in 2003, property insurance coverage may be difficult to renew at the current pricing level. Deductible levels going forward and coverage may be less available.

In January 2005, heavy rains during the first two weeks of the month created high flow conditions on the Ohio River that precluded the McElroy and Shoemaker mines from loading coal to customers. Because of limited storage space, both mines were idled for several days. However, it is expected that no material impacts on financial performance will result from these events.

In March 2005, the United States Environmental Protection Agencies issued two rules regarding air quality. One rule affected emissions of sulfur dioxide and nitrogen oxides from coal-fired power plants in 28 Eastern and Midwestern states. The other rule created the first national standards for mercury emissions, affecting coal-fired power plants throughout the United States. CONSOL Energy believes that the two rules, when taken together, will result in a significant increase in the use of modern pollution control technologies at existing coal-fired power plants. Because the technologies will remove pollutants that result from the combustion of coal, including sulfur compounds, regardless of the coal’s initial makeup, CONSOL Energy expects that high-Btu coals in the Eastern United States will become more attractive as a fuel source to eastern power plants because of the lower delivered cost per British thermal unit of this type of coal.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 6.9% to 14.0 billion cubic feet in the 2005 period compared with 13.1 billion cubic feet in the 2004 period, despite the loss in production from the Buchanan Mine. The increase in sales volumes are primarily due to higher production as a result of additional wells coming on line from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 6.6% to $5.68 per thousand cubic feet in the 2005 period compared with $5.33 per thousand cubic feet in the 2004 period. We believe that the 2005 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net Income

Net income changed primarily due to the following items (table in millions):

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$631	$497	$134	27.0%
Produced Gas Sales	79	70	9	12.9%
Purchased Gas Sales	24	—	24	100.0%
Other Sales and Other Income	83	84	(1)	(1.2)%

Total Revenue and Other Income	817	651	166	25.5%
Coal Cost of Goods Sold—Produced and Purchased	409	362	47	13.0%
Produced Gas Cost of Goods Sold	25	24	1	4.2%
Purchased Gas Cost of Goods Sold	24	—	24	100.0%
Other Cost of Goods Sold	93	60	33	55.0%

Total Cost of Goods Sold	551	446	105	23.5%
Other	177	167	10	6.0%

Total Costs	728	613	115	18.8%

Earnings (Loss) before Income Taxes	89	38	51	134.2%
Income Tax Expense (Benefit)	14	5	9	180.0%

Earnings Before Cumulative Effect of Change in Accounting Principle	75	33	42	127.3%
Cumulative Effect of Change in Accounting Principle	—	83	(83)	(100.0)%

Net Income	$75	$116	$(41)	(35.3)%

Earnings before cumulative effect of change in accounting for the 2005 period were improved primarily due to increased coal and gas sales volumes and increased average sales prices for both coal and gas. These increases were offset, in part, by higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to increased labor, supplies and contractor mining fees. Higher gas unit costs were primarily due to firm transportation. These increases were offset, in part, by lower royalty rates and maintenance costs. Increased revenues were also offset by costs related to the Buchanan fire that occurred in the 2005 period. Net income in the 2004 period included a cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded its workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy records its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. Net income in the 2005 period included additional income tax expense due primarily to higher pre-tax earnings.

Revenue

Revenue and other income increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$610	$478	$132	27.6%
Purchased Coal	21	19	2	10.5%
Produced Gas	79	70	9	12.9%
Purchased Gas	24	—	24	100.0%
Industrial Supplies	21	18	3	16.7%
Other	8	5	3	60.0%

Total Sales	763	590	173	29.3%
Freight Revenue	30	31	(1)	(3.2)%
Other Income	24	30	(6)	(20.0)%

Total Revenue and Other Income	$817	$651	$166	25.5%

The increase in company produced coal sales revenue during the 2005 period was due mainly to the increase in average sales price per ton and increased sales volumes.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.4	16.7	0.7	4.2%
Average Sales Price Per Ton	$35.03	$28.57	$6.46	22.6%

The increase in average sales price primarily reflects stronger prices negotiated in 2004 and an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. The increase in tons sold was due primarily to increased production at Loveridge and McElroy, the reactivation of Emery Mine and the opening of the Miller Creek complex in October 2004, offset, in part, by a decrease in tons sold due to lower production at Buchanan and Enlow Fork. The Loveridge production increase is due to the mine operating for the full three months of the 2005 period compared to only 25 days in the 2004 period due to the fire in 2003 at this location. The McElroy production increase is related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Buchanan production has decreased in the 2005 period due to a fire that developed in the mine after a large rock fall behind its longwall mining section on February 14, 2005. The mine has been temporarily sealed in order to extinguish the fire. Enlow Fork production has decreased in the 2005 period due to active mining being in more challenging mining conditions compared to the 2004 period.

The increase in company-purchased coal sales revenue was due to an increase in average sales price per ton of purchased coal.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.4	0.6	(0.2)	(33.3)%
Average Sales Price Per Ton	$54.68	$32.53	$22.15	68.1%

The increased average sales price is primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets. Increased revenue from higher average sales prices were offset, in part, by lower sales volumes of purchased coal in the 2005 period compared to the 2004 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2005 period compared to the 2004 period.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	13.9	13.1	0.8	6.1%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$5.67	$5.32	$0.35	6.6%

We believe the 2005 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In the 2005 period, these financial cash flow hedges represented 22% of our produced gas sales volumes at an average price of $6.84 per thousand cubic feet. These financial cash flow hedges currently are expected to represent 19% of our estimated total 2005 produced sales volumes at an average price of $5.48 per thousand cubic feet. CONSOL Energy sold 68% of our produced gas sales volumes in the 2005 period at an average price of $5.26 per thousand cubic feet. Higher sales volumes in the 2005 period were a result of wells coming on line from the on-going drilling program, which allowed CONSOL Energy to take advantage of increased demand.

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy, as a result of increased demand for pipeline use on the Columbia Gas Transmission Corporation’s interstate gas pipeline, referred to as the pipeline, CONSOL Energy purchased firm transportation capacity on the pipeline during 2005. This arrangement is expected to offset a portion of the expected impact from periodic curtailments. As of March 2005, the purchased fixed capacity on the pipeline for the second quarter represents approximately 75% of our projected production for the same period. However, in April, due to routine maintenance and construction activities, CONSOL Energy was given notice by Columbia Pipeline regarding reductions in allowable gas flows. Interruptible gas will be completely shut in and our contracted firm transportation flows will be reduced by 60%. These reductions currently are anticipated to result in a second quarter impact of approximately $6.8 million. Even after these scheduled reductions are lifted, CONSOL Energy anticipates that the pipeline constraints will be an on-going issue for the foreseeable future requiring the procurement of firm capacity. This April curtailment was included in the 3.0 billion cubic feet projected curtailment forecasted for spring and summer 2005.

In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	3.8	—	3.8	100.0%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$6.34	—	$6.34	100.0%

The $3 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

The $3 million increase in other sales was attributable to revenues from river barge towing. Under the Jones Act Bowater exemption, because CONSOL Energy was more than 25% owned by a foreign company, it was prohibited from providing river barge towing to third parties. CONSOL Energy began third party river barge towing shortly after RWE AG divested its ownership interest in the 2004 period.

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

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$2	$21	$(19)	(90.5)%
Harmar Trust Settlement	6	—	6	100.0%
Equity in income (loss) of affiliates	2	(3)	5	166.7%
Other miscellaneous	14	12	2	16.7%

Total other income	$24	$30	$(6)	(20.0)%

The decrease in gain on sale of assets in the 2005 period reflects CONSOL Energy’s sale of stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million, the assumption of approximately $21.3 million of debt, and associated interest rate swaps and foreign currency hedges in the 2004 period. The sale resulted in a pre-tax gain of approximately $14.4 million. The additional gain on sale of assets in the 2004 period is primarily related to the sale of several previously closed operations. The 2005 period gain on sale of assets is primarily related to the sale of several previously closed operations.

Other income from the Harmar Environmental Trust (the Trust) Settlement was attributable to the Civil Division of the Court of Common Pleas of Allegheny County’s decision to terminate a Trust among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future was to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, $15 million, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy’s water treatment obligations. CONSOL Energy is responsible for the ongoing water treatment at this facility. CONSOL Energy recorded the escrow funding and the present value of the water treatment liability resulting in $6 million of income in the 2005 period.

The equity income of affiliates in the 2005 period is attributable to CONSOL Energy’s portion of a gain on sale of land by the affiliate. The equity losses of affiliates in the 2004 period is due mainly to the equity losses related to Glennies Creek Mine operating results prior to the sale that occurred in February 2004.

An additional $2 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$386	$343	$43	12.5%
Purchased Coal	23	19	4	21.1%
Produced Gas	25	24	1	4.2%
Purchased Gas	24	—	24	100.0%
Industrial Supplies	24	20	4	20.0%
Closed and Idle Mines	15	16	(1)	(6.3)%
Other	54	24	30	125.0%

Total Cost of Goods Sold	$551	$446	$105	23.5%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a 8.2% increase in cost per ton of produced coal sold and a 4.2% increase in sales volumes.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.4	16.7	0.7	4.2%
Average Cost of Goods Sold and Other Charges Per Ton	$22.17	$20.49	$1.68	8.2%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, labor costs and contract mining fee costs per unit produced. Higher supply costs were attributable to increased maintenance costs and increased cost for steel, petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Mancounts have been increased in certain locations to maintain development rates ahead of the longwall mining units. Labor rates were increased in order to stay competitive in certain labor markets. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2005 period compared to the 2004 period. These increases in costs were offset, in part, by reduced Combined Fund premiums related to a premium differential that was paid in the 2004 period.

Purchased coal cost of goods sold and other charges increased in the 2005 period compared to the 2004 period.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.4	0.6	(0.2)	(33.3)%
Average Cost of Goods Sold and Other Charges Per Ton	$61.12	$31.44	$29.68	94.4%

Higher average cost of purchased coal is primarily due to purchasing coal in the 2005 period which has experienced overall increases in prices for domestic coals.

Gas cost of goods sold and other charges increased due primarily to increased volumes and increased unit costs.

	2005 Period	2004 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	13.9	13.1	0.8	6.1%
Average Cost Per Thousand Cubic Feet	$1.83	$1.81	$0.02	1.1%

The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.08 increase per thousand cubic feet related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline access in the 2005 period. CONSOL Energy began to purchase firm transportation capacity on the pipeline in May 2004. The purchased fixed capacity on the pipeline for the second quarter 2005 represents approximately 75% of our projected production for the same period. A $0.08 increase in average cost per thousand cubic feet of gas was also attributable to gas imbalance on the pipeline. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The gas imbalance has shifted from an over-delivered position to an under-delivered position in the 2005 period compared to the 2004 period. The increase in imbalance cost per unit sold was offset by corresponding increases in gas sales revenue. Although average gas sales prices increased 6.6%, CONSOL Energy’s royalty expense decreased approximately $0.10 per thousand cubic feet. The decrease was due to finalization of several agreements with lessors that resulted in lower royalty rates. The increase in average cost per thousand cubic feet of gas sold was also offset, in part, by a $.04 per thousand cubic feet reduction in gas well maintenance fees in the 2005 period compared to the 2004 period. Well maintenance fees have been reduced as a result of improved preventative maintenance programs put in place.

In addition, in order to satisfy obligations to certain customers, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. We believe these transactions will continue as a result of increased capacity demands on the Columbia pipeline.

	2005 Period	2004 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	3.8	—	3.8	100.0%
Average Cost Per Thousand Cubic Feet	$6.40	$—	$6.40	100.0%

Industrial supplies cost of goods sold increased primarily due to higher sales volumes.

Closed and idle mine cost of goods sold was $1 million lower in the 2005 period compared to the 2004 period primarily due to Emery and Loveridge mines being inactive for most of the 2004 period. These mines were in active production status throughout the 2005 period.

Miscellaneous cost of goods sold and other charges increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Buchanan fire	$12	$—	$12	100.0%
Sales contract buy outs	13	4	9	225.0%
Other post employee benefit curtailment gain	—	(3)	3	100.0%
Litigation settlements and contingencies	2	1	1	100.0%
Accounts receivable securitization fees	1	—	1	100.0%
Incentive compensation	6	9	(3)	(33.3)%
Miscellaneous transactions	20	13	7	53.0%

Total Miscellaneous Cost of Goods Sold and Other Charges	$54	$24	$30	125.0%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy has temporarily sealed the mine in order to extinguish the localized fire that developed after the ignition. Based on a review of gas samples from the mine that have been collected and analyzed by CONSOL Energy as well as by federal and state safety officials, it has been determined that the fire existed in a localized area adjacent to the longwall mining system. In addition to sealing the mine, CONSOL Energy has drilled 16 boreholes from the surface into the area of the mine where the problem is believed to be located. Video equipment lowered into the boreholes to visually inspect the area shows that the location is clear of any fire or smoke. Various materials, including nitrogen foam and water have been pumped into the area in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. The mine is currently idle and will not produce coal while the mine is sealed. Gross gas production of approximately 31.0 million cubic feet per day from this area has also been curtailed due to the idling of the Buchanan longwall.

In the 2005 and 2004 periods, agreements were made to buy out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher pricing.

Due to the restructuring that occurred in December 2003, a curtailment gain related to the other post employment benefit plan of approximately $3 million was recognized in the 2004 period. Due to CONSOL Energy’s measurement date being September 30, the gain was not able to be recognized in the financial statements until the quarter ended March 31, 2004.

Litigation settlements and contingencies increased over the prior year due to various contingent loss accruals related to various individual contingencies and waste management accruals in both periods, none of which were individually material.

Fees related to the accounts receivable securitization program (see Note 8 of Consolidated Financial Statements on this Form 10-Q) have increased in the 2005 period compared to the 2004 period. The increase is attributable to higher average fees charged and higher weighted average outstanding balances under the program.

Incentive compensation expense decreased due mainly to the level of earnings achieved in the 2005 period compared to projected 2005 annual earnings compared to the 2004 comparison. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Miscellaneous cost of goods sold and other charges increased $7 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Freight expense	$30	$31	$(1)	(3.2)%

Selling, general and administrative costs have decreased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$2	$3	$(1)	(33.3)%
Insurance	1	1	—	—
Wages and salaries	6	6	—	—
Employee related benefits	3	4	(1)	(25.0)%
Other	4	5	(1)	(20.0)%

Total Selling, General And Administrative	$16	$19	$(3)	(15.8)%

Costs of professional consulting and other purchased services were higher in the 2004 period compared to the 2005 period primarily due to services provided in 2004 to complete procedures related to a special investigation into matters alleged in an anonymous letter and to services provided in relation to reviewing employee benefit plans and compensation packages provided by CONSOL Energy.

Other selling, general and administrative costs decreased $1 million in the 2005 period compared to the 2004 period due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Coal	$51	$48	$3	6.3%
Gas:
Production	7	6	1	16.7%
Gathering	2	2	—	—

Total Gas	9	8	1	12.5%
Other	3	3	—	—

Total Depreciation, Depletion and Amortization	$63	$59	$4	6.8%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2004 period. Airshafts have been placed in service at Bailey, Shoemaker, McElroy and Loveridge that have increased depreciation, depletion and amortization approximately $2 million in the 2005 period compared to the 2004 period. Increases are also attributable to the expansion projects, such as McElroy, that were completed and in service in the 2005 period.

The increase in gas production depreciation, depletion and amortization was primarily due to higher unit-of-production rates in the 2005 period compared to the 2004 period. Rates are generally calculated using the net book value of assets at December 31, 2004 divided by proven developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in both periods.

Interest expense decreased in the 2005 period compared to the 2004 period.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Commercial paper and revolver	$—	$1	$(1)	(100.0)%
Long-term debt	1	2	(1)	(50.0)%
Other	6	6	—	—

Total Interest Expense	$7	$9	$(2)	(22.2)%

Interest expense decreased primarily due to a reduction in the weighted average outstanding balance under short-term borrowings in the 2005 period compared to the 2004 period. The weighted average outstanding balance was approximately $23 million in the 2005 period compared to the $118 million in the 2004 period.

The decrease in interest expense related to long-term debt is attributable to the scheduled long-term debt payment of $45 million in June 2004.

Taxes other than income increased primarily due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$36	$28	$8	28.6%
Gas	2	2	—	—

Total Production Taxes	38	30	8	26.7%
Other taxes:
Coal	18	15	3	20.0%
Gas	1	1	—	—%
Other	3	2	1	50.0%

Other	22	18	4	22.2%

Total Taxes Other Than Income	$60	$48	$12	25.0%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher coal volumes and higher average sales price.

Other coal taxes and other miscellaneous taxes increased primarily due to higher payroll taxes attributable to additional labor expense. Additional labor expenses were attributable to a 5% increase in employee-counts at March 2005 compared to March 2004.

Income Taxes

	2005 Period	2004 Period	Variance	Percentage Change
Earnings (Loss) Before Income Taxes	$90	$38	$52	136.8%
Tax Expense (Benefit)	14	5	9	180.0%
Effective Income Tax Rate	16.1%	12.7%	3.4%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Cumulative Effect of Change in Accounting

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded its workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy recorded its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believes this change was preferable since it aligns the accounting with our other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with our industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

As a result of the change, CONSOL Energy reduced its workers’ compensation liability by $136 million and reduced its related deferred tax asset by $53 million. The cumulative effect adjustment recognized upon adoption was a gain of $83 million, net of a tax cost of approximately $53 million.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. Until April 1, 2005, a principal source of borrowings was a $600 million Senior Secured Loan Agreement which was put in place on June 30, 2004. The agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The facility is collateralized by nearly all of the assets of CONSOL Energy. CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007 have been equally and ratably secured. The facility can be used for letters of credit and borrowings for general corporate purposes. At our option, interest on borrowings under the facility is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.2 to 1.0 at March 31, 2005. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 15.4 to 1.0 at March 31, 2005. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. At March 31, 2005, this facility had approximately $299 million letters of credit issued and had no outstanding borrowings, leaving approximately $301 million of unused capacity.

On April 1, 2005, CONSOL Energy amended the credit facility to increase the borrowing capacity and extend the term. The amended facility features a five-year, $750 million revolving credit facility, which replaced the previous credit facility of $600 million, including the Tranche B credit-linked deposit facility of $200 million. The amended facility includes more favorable pricing. The annual pre-tax benefits of the repricing are expected to be nearly $7 million. Approximately $2.0 million of unamortized bank fees will be expensed in the quarter ended June 30, 2005. The amended facility is collateralized by nearly all of the assets of CONSOL Energy. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing EBITDA. The new facility does not require a rating from Moody’s or Standard and Poor’s. Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of no less than 4.5 to 1.0, both measured quarterly. There are no covenants in the amended facility restricting the level of annual capital expenditures.

CONSOL Energy and certain of its U.S. subsidiaries also participate in a receivables facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At March 31, 2005, eligible accounts receivable total approximately $136.6 million. The subordinated retained interest at March 31, 2005 was $21.6 million. Accounts receivable totaling $115.0 million were removed from the consolidated balance sheet at March 31, 2005. In accordance with the facility agreement, CONSOL Energy is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Repayments of $10.0 million were included in cash flows from operating activities in the consolidated statement of cash flows for the three months ended March 31, 2005.

CONSOL Energy believes that cash generated from operations and its borrowing capacity will be sufficient to meet its working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments in 2005 and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon its future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than one year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $13.0 million (net of $8.3 million of deferred tax) at March 31, 2005.

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

Cash Flows (in millions)

	2005 Period	2004 Period	Change
Cash flows from operating activities	$96	$96	$—
Cash provided by (used in) investing activities	$(79)	$(94)	$15
Cash provided by (used in) financing activities	$(2)	$20	$(22)

Cash flows from operating activities have remained consistent primarily due to the following items:

•	Operating cash flows improved $42 million due to increases in earnings before cumulative effect of change in accounting as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating cash flows were impaired due to amounts paid or received related to the account receivable securitization program. Under the accounts receivable securitization facility, approximately $10 million was repaid during the three months ended March 31, 2005 compared to $14 million received, net of repayments in the 2004 period.

•	Operating cash flows were impaired approximately $25 million due to payments made under the incentive compensation program related to CONSOL Energy’s achievement of 2004 profit targets.

•	Operating cash flows were impaired by approximately $16 million due to an increase in coal inventories. Coal inventories increased 0.8 million tons in the three months ended March 31, 2005 compared to remaining consistent in the three months ended March 31, 2004.

Net cash used in or provided by investing activities changed primarily due to the following items:

•	Capital expenditures were $57 million in the 2005 period compared to $104 million the 2004 period. 2004 capital expenditures were higher due to the purchase of longwall shields and development work at Loveridge and McElroy mines.

•

$15.0 million of cash was deposited into an escrow account as part of a settlement agreement relating to treatment of water at the Harmar Mine site. The Harmar Environmental Trust settlement was attributable to a court decision to terminate a Trust between CONSOL Energy and other parties. The Trust was put into place, and funded by others, in 1988 to provide funding for water treatment related to the now closed Harmar Mine. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the trust were distributed by the court. CONSOL Energy’s portion of the distributed funds, $15.0 million, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy’s water treatment obligations. CONSOL Energy is responsible for on-going water treatment at this facility.

•	Proceeds from the sale of assets were $2 million in the 2005 period compared to $14 million in the 2004 period. Higher proceeds in the 2004 period were primarily due to sale of CONSOL Energy’s stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc.

Net cash received from or used in financing activities changed primarily due to the following items:

•	In the 2005 period, $1.7 million was paid on outstanding borrowings from the revolving credit facility compared to $35.0 million of proceeds being received from amounts drawn against the Senior Revolving Credit Facility in the 2004 period.

•	$12.5 million of treasury stock was issued in the three months ended March 31, 2005 compared to $1.8 million issued in the three months ended March 31, 2004.

The following is a summary of our significant contractual obligations at March 31, 2005 (in thousands):

Payments due by Year

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Gas Firm Transportation Obligation	$5,562	$2,183	$1,434	$4,004	$13,183
Purchase Order Firm Commitments	45,890	—	—	—	45,890
Long-term Debt	3,919	51,018	4,614	371,639	431,190
Operating Lease Obligations	26,047	46,677	27,650	6,412	106,786

Total Contractual Obligations	$81,418	$99,878	$33,698	$382,055	$597,049

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at March 31, 2005 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$332,810	$562,450	$567,909	$1,463,169

As discussed in “Critical Accounting Policies” and in the notes to our consolidated Financial Statements in the annual report on Form 10-K for the year ended December 31, 2004, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2005 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.

Debt

At March 31, 2005, CONSOL Energy had total long-term debt of $430 million outstanding, including current portion of long-term debt of $4 million. This long-term debt consisted of:

•	An aggregate principal amount of $249 million ($250 million of 7.875% notes due in 2012, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$32 million in advance royalty commitments with an average interest rate of 7.663% per annum;

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 4.66% due at various dates ranging from 2005 through 2031.

At March 31, 2005, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $299.0 million of letters of credit outstanding under the senior revolving credit facility. The agreement consists of a five-year $400 million revolving credit facility and a six-year $200 million Tranche B credit-linked deposit facility. The facility is collateralized by substantially all of the assets of CONSOL Energy. CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007 have been equally and ratably secured. The facility can be used for letters of credit and borrowings for general corporate purposes. At our option, interest on borrowings under the facility is based upon the Prime (Base) Rate or London Interbank Offered Rates (LIBOR) plus a spread that is dependent on our credit rating. The agreement has various covenants, including covenants that limit our ability to dispose of assets, make investments and merge with another corporation. We are also required to maintain a ratio of financial covenant debt, as defined, to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA) of not more than 3.0 to 1.0, measured quarterly. This ratio was 1.2 to 1.0 at March 31, 2005. In addition, we are required to maintain a ratio of twelve months trailing EBITDA to cash interest expense of no less than 4.5 to 1.0, measured quarterly. This ratio was 15.4 to 1.0 at March 31, 2005. The revolving credit facility also has covenants restricting the level of annual capital expenditures to be made by CONSOL Energy. At March 31, 2005, this facility had approximately $299.0 million letters of credit issued and had no outstanding borrowings, leaving approximately $301.0 million of unused capacity.

On April 1, 2005, CONSOL Energy amended the credit facility to increase the borrowing capacity and extend the term. The amended facility features a five-year, $750 million revolving credit facility, which replaced the previous credit facility of $600 million, including the Tranche B credit-linked deposit facility of $200 million. The amended facility includes more favorable pricing. The annual pre-tax benefits of the repricing are expected to be nearly $7 million. Although approximately $2.0 million of unamortized bank fees will be expensed in the quarter ended June 30, 2005. The amended facility is collateralized by nearly all of the assets of CONSOL Energy. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing EBITDA, measured quarterly. The new facility does not require a rating from Moody’s or Standard and Poor’s. Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio of not more than 3.25 to 1.0 and an interest coverage ratio of no less than 4.5 to 1.0, both measured quarterly. There are no covenants in the amended facility restricting the level of annual capital expenditures.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $537 at March 31, 2005 and $469 million at December 31, 2004. Comprehensive losses have been recognized for recognition of minimum pension liabilities, various miscellaneous cash flow hedges and an interest rate lock agreement. These transactions were reflected as comprehensive losses and have decreased stockholders’ equity by approximately $97 million, net of tax. See Consolidated Statements of Stockholders’ Equity.

A quarterly dividend of $0.14 per share was declared on January 28, 2005, payable to shareholders of record on February 10, 2005. This dividend was paid on February 25, 2005. A quarterly dividend of $0.14 per share was declared on April 25, 2005, payable to shareholders of record on May 9, 2005. This dividend will be paid on May 27, 2005. Current outstanding indebtedness, and amended indebtedness, of CONSOL Energy does not restrict CONSOL Energy’s ability to pay cash dividends, except that the credit facility would not permit dividend payments in the event of a default.

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

Recent Accounting Pronouncements

In April 2005, the FASB issued FSP No. FAS 19-1 “Accounting for Suspended Well Costs” (FSP 19-1). This position concluded that exploratory well costs should continue to be capitalized beyond twelve months when the well has found a sufficient quantity of reserves to justify its completion as a producing well, and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. This guidance requires management to exercise more judgment than was previously required and also requires additional disclosure. Management does not believe this statement of position will have a significant affect on the financial statements.

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. This interpretation clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. We do not expect this guidance to have a significant impact on CONSOL Energy.

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R SFAS No. 123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. Due to expected issuances of stock options, CONSOL Energy has not yet determined the impact on 2006 financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (SFAS No. 151). This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosure about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10). FASB Statement No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. EITF 04-10 clarifies how an enterprise should evaluate the aggregation criteria in paragraph 17 of FAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FAS No. 131. In addition, the FASB Task Force has requested that the FASB staff propose a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The Task Force has agreed that since the two issues are interrelated, the effective date of EITF 04-10 should coincide with the future undetermined effective date of the anticipated FSP. We are currently evaluating the positions addressed in EITF 04-10, and foresee no significant changes in the reporting practices currently used to report segment information.

Forward-Looking Statements

We are including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q and, in CONSOL Energy’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005, and other periodic reports filed with the Securities and Exchange Commission. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report Form 10-K for the year ended December 31, 2004.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2005 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2005 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$27.9	$36.3

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2005 and 2006 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a loss of $13.0 million (net of $8.3 million of deferred tax) at March 31, 2005. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2005, CONSOL Energy had $430 million aggregate principal amount of debt outstanding under fixed-rate instruments and no aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its senior revolving credit facility. CONSOL Energy’s senior revolving credit facility bore interest at a weighted average rate of 6.7% during the three months ended March 31, 2005. Due to the level of borrowings against this facility in the three months ended March 31, 2005, a 100 basis-point increase in the average rate for CONSOL Energy’s senior revolving credit facility would not have significantly decreased net income for the period.

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

CONSOL ENERGY INC.
Date: May 2, 2005

	By:	/s/ J. BRETT HARVEY
President and Chief Executive Officer (Duly Authorized Officer )

	By:	/s/ WILLIAM J. LYONS
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)