Form 10-Q
period 2005-06-30
CONSOL ENERGY INC
filed 2005-08-03
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 26, 2005
Common stock, $0.01 par value	91,786,664

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales - Outside	$762,934	$623,975	$1,525,533	$1,214,463
Sales - Related Parties	614	—	614	—
Freight - Outside	31,665	29,768	61,789	61,207
Other Income	21,936	20,841	46,201	49,769

Total Revenue and Other Income	817,149	674,584	1,634,137	1,325,439
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	585,795	482,793	1,136,703	929,331
Freight Expense	31,665	29,768	61,789	61,207
Selling, General and Administrative Expense	18,797	17,263	35,186	35,860
Depreciation, Depletion and Amortization	66,780	61,725	130,159	121,195
Interest Expense	7,189	8,321	14,113	17,382
Taxes Other Than Income	56,236	48,488	115,813	96,521

Total Costs	766,462	648,358	1,493,763	1,261,496

Earnings Before Income Taxes	50,687	26,226	140,374	63,943
Income Taxes	9,613	21	24,088	4,828

Earnings Before Cumulative Effect of Change in Accounting Principle	41,074	26,205	116,286	59,115
Cumulative Effect of Change in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	—	—	83,373

Net Income	$41,074	$26,205	$116,286	$142,488

Basic Earnings Per Share	$0.45	$0.29	$1.28	$1.58

Dilutive Earnings Per Share	$0.44	$0.29	$1.26	$1.57

Weighted Average Number of Common Shares Outstanding:
Basic	91,436,988	90,077,916	91,191,476	90,002,611

Dilutive	92,584,311	90,964,155	92,267,937	90,763,088

Dividends Paid Per Share	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited)
	JUNE 30, 2005	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,692	$6,422
Accounts and Notes Receivable:
Trade	232,989	111,580
Other Receivables	38,920	30,251
Inventories	135,601	121,902
Deferred Income Taxes	152,022	145,890
Recoverable Income Taxes	—	14,614
Prepaid Expenses	44,163	39,510

Total Current Assets	608,387	470,169
Property, Plant and Equipment:
Property, Plant and Equipment	6,713,023	6,514,016
Less - Accumulated Depreciation, Depletion and Amortization	3,438,331	3,331,436

Total Property, Plant and Equipment - Net	3,274,692	3,182,580
Other Assets:
Deferred Income Taxes	352,114	355,008
Investment in Affiliates	70,641	47,684
Other	118,033	140,170

Total Other Assets	540,788	542,862

TOTAL ASSETS	$4,423,867	$4,195,611

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) JUNE 30, 2005	DECEMBER 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$149,635	$166,068
Short-Term Notes Payable	—	5,060
Current Portion of Long-Term Debt	3,924	3,885
Accrued Income Taxes	180	—
Other Accrued Liabilities	565,341	530,472

Total Current Liabilities	719,080	705,485
Total Long-Term Debt	425,686	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,559,488	1,531,250
Pneumoconiosis Benefits	417,058	427,264
Mine Closing	357,440	305,152
Workers’ Compensation	138,140	140,318
Deferred Revenue	38,122	50,208
Salary Retirement	70,715	51,957
Reclamation	8,922	5,745
Other	109,648	83,451

Total Deferred Credits and Other Liabilities	2,699,533	2,595,345
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 91,681,615 Issued and Outstanding at June 30, 2005; 91,267,558 Issued and 90,642,939 Outstanding at December 31, 2004	916	913
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	866,336	846,644
Retained Earnings (Deficit)	(186,600)	(277,406)
Other Comprehensive Loss	(92,923)	(89,193)
Unearned Compensation on Restricted Stock Units	(8,161)	(4,883)
Common Stock in Treasury, at Cost - 0 Shares at June 30, 2005, 624,619 Shares at December 31, 2004	—	(7,054)

Total Stockholders’ Equity	579,568	469,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,423,867	$4,195,611

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Treasury Stock	Total Stockholders’ Equity
Balance - December 31, 2004	$913	$846,644	$(277,406)	$(89,193)	$(4,883)	$(7,054)	$469,021

(Unaudited)
Net Income	—	—	116,286	—	—	—	116,286
Treasury Rate Lock (Net of $26 tax)	—	—	—	(40)	—	—	(40)
Gas Cash Flow Hedge (Net of $2,440 tax)	—	—	—	(3,690)	—	—	(3,690)

Comprehensive Income (Loss)	—	—	116,286	(3,730)	—	—	112,556
Dividend Equivalents on Restricted Stock Units (3,338 units)	—	129	—	—	(129)	—	—
Issuance of Restricted Stock Under the Equity Incentive Plan (93,508 shares)	—	4,211	—	—	(4,211)	—	—
Stock Options Exercised (1,038,407 shares)	3	14,380	—	—	—	7,054	21,437
Stock-Based Compensation from Accelerated Vesting	—	735	—	—	—	—	735
Common Stock Issued (4,946 shares)	—	225	—	—	—	—	225
Amortization of Restricted Stock Unit Grants	—	—	—	—	1,062	—	1,062
Dividends ($.28 per share)	—	12	(25,480)	—	—	—	(25,468)

Balance at June 30, 2005	$916	$866,336	$(186,600)	$(92,923)	$(8,161)	$—	$579,568

The accompanying notes are an integral part of these financial statements.

C ONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net Income	$116,286	$142,488
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	—	(83,373)
Depreciation, Depletion and Amortization	130,159	121,195
Compensation from Restricted Stock Unit Grants	1,797	286
Gain on the Sale of Assets	(10,653)	(30,336)
Amortization of Mineral Leases	3,661	3,501
Deferred Income Taxes	(772)	6,279
Equity in (Earnings) Losses of Affiliates	(1,818)	3,395
Changes in Operating Assets:
Accounts Receivable Securitization	(110,000)	17,000
Accounts and Notes Receivable	(20,077)	(6,628)
Inventories	(13,757)	(8,528)
Prepaid Expenses	(8,028)	(33,314)
Changes in Other Assets	766	4,856
Changes in Operating Liabilities:
Accounts Payable	(16,425)	10,159
Other Operating Liabilities	49,895	6,681
Changes in Other Liabilities	37,630	35,433
Other	(1,216)	(1,457)

	41,162	45,149

Net Cash Provided by Operating Activities	157,448	187,637

Investing Activities:
Capital Expenditures	(169,562)	(204,597)
Additions to Mineral Leases	(6,352)	(3,387)
Investment in Equity Affiliates	(6,838)	(2,611)
Proceeds from Sales of Assets	29,471	20,102

Net Cash Used in Investing Activities	(153,281)	(190,493)

Financing Activities:
Payments on Miscellaneous Borrowings	(166)	(4,338)
Payments on Revolver	(1,700)	(65,000)
Payments on Long Term Notes	—	(45,000)
Dividends Paid	(25,468)	(25,174)
Withdrawal from Restricted Cash	—	190,000
Stock Options Exercised	21,437	5,983

Net Cash (Used in) Provided by Financing Activities	(5,897)	(56,471)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,730)	53,615
Cash and Cash Equivalents at Beginning of Period	6,422	6,513

Cash and Cash Equivalents at End of Period	$4,692	$60,128

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of 2004 data have been made to conform to the six months ended June 30, 2005 classifications.

In the three months ended March 31, 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy Inc. (CONSOL Energy) and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, $15,000, was placed into an escrow account, pending provision of financial assurance supporting CONSOL Energy water treatment obligations. In the quarter ended June 30, 2005, CONSOL Energy has provided the financial assurance for this obligation and the funds have been released from escrow. CONSOL Energy is responsible for the on-going water treatment at this facility. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the six months ended June 30, 2005.

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

In February 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs related to the fire of approximately $23,291 and $36,858, net of expected insurance recovery, have been incurred for the three and six months ended June 30, 2005, respectively. Costs to CONSOL Energy are primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated statement of income. Expected insurance recovery for the fire related costs are reflected in Other Receivables. The fire has been extinguished and the mine was restarted on June 16, 2005.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Expected insurance recovery for damages of approximately $1,034 and $2,819 were reflected in Other Receivables at June 30, 2005 and December 31, 2004, respectively. CONSOL Energy received $1,785 of this receivable in the three months ended June 30, 2005.

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. There were no options to purchase shares of common stock outstanding for the three or six month periods ended June 30, 2005 that were not included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of the common shares. Options to purchase 1,120,553 shares and 1,124,553 shares of common stock were outstanding for the three and six month period ended June 30, 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

The computations for basic and diluted earnings per share from continuing operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Earnings before cumulative effect of change in accounting	$41,074	$26,205	$116,286	$59,115
Cumulative effect of accounting change	—	—	—	83,373

Net Income	$41,074	$26,205	$116,286	$142,488

Average shares of common stock outstanding:
Basic	91,436,988	90,077,916	91,191,476	90,002,611
Effect of stock options	1,147,323	886,239	1,076,461	760,477

Diluted	92,584,311	90,964,155	92,267,937	90,763,088

Earnings per share:
Basic before cumulative effect	$0.45	$0.29	$1.28	$0.66

Basic after cumulative effect	$0.45	$0.29	$1.28	$1.58

Diluted before cumulative effect	$0.44	$0.29	$1.26	$0.65

Diluted after cumulative effect	$0.44	$0.29	$1.26	$1.57

NOTE 2 - ACQUISITIONS AND DISPOSITIONS:

In June 2005, CONSOL Energy completed a sale/lease-back transaction for its headquarters building and certain surrounding land located in Upper Saint Clair, Pennsylvania. Cash proceeds from the sale were $14,000 and resulted in a pretax gain of $8,365, which has been deferred and will be recognized over the initial lease term of 13 years. The lease agreement includes an option to extend the lease term for two five-year periods. The lease is accounted for as an operating lease. Annual rental payments are $1,176 and are payable in equal quarterly installments of $294. The agreement provides for a possible Consumer Price Index adjustment to the annual rental payments at the beginning of the fourth lease year and every four years thereafter.

In March 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy is estimated to be $10,159. Southern West Virginia Energy, LLC through its subsidiary will mine low sulfur bituminous coal. The acquisition has been accounted for under the equity method of accounting. The transaction is still under review in relation to Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”. A final determination will be made in the quarter ended September 30, 2005 after all agreements are finalized and analyzed. If it is determined that this entity should be consolidated, the impact on the 2005 first and second quarter financial statements would have been immaterial.

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

NOTE 3 – STOCK-BASED COMPENSATION:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$41,074	$26,205	$116,286	$142,488
Add: Stock-based compensation due to change in vesting period	—	—	735	—
Add: Stock-based compensation expense for restricted stock units	622	286	1,062	286
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(2,190)	(1,467)	(4,466)	(2,407)

Pro forma net income	$39,506	$25,024	$113,617	$140,367

Earnings per share:
Basic - as reported	$0.45	$0.29	$1.28	$1.58

Basic - pro forma	$0.43	$0.28	$1.25	$1.56

Diluted - as reported	$0.44	$0.29	$1.26	$1.57

Diluted - pro forma	$0.43	$0.28	$1.23	$1.55

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

NOTE 4 – COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$5,539	$5,166	$11,078	$10,333	$3,175	$2,978	$6,351	$6,175
Interest cost	7,255	7,054	14,510	14,108	34,854	31,383	69,709	65,845
Expected return on plan assets	(5,114)	(4,016)	(10,228)	(8,033)	—	—	—	—
Amortization costs	4,905	6,024	9,810	12,048	9,759	6,542	19,519	16,820
Curtailment gain	—	—	—	—	—	—	—	(3,454)

Net periodic benefit cost	$12,585	$14,228	$25,170	$28,456	$47,788	$40,903	$95,579	$85,386

CONSOL Energy previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, that it expected to contribute $66,133 to its pension plan in 2005. For the three and six months ended June 30, 2005, $16 and $277 of contributions have been made, respectively. CONSOL Energy presently anticipates contributing an additional $70,856 to fund its pension plan in 2005 for a total of $71,133.

CONSOL Energy restated first quarter 2004 net periodic benefit cost for its postretirement benefit plans by $2,520 to reflect the recognition of favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as of March 8, 2004, in accordance with authoritative accounting implementation guidance.

As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, CONSOL Energy does not expect to contribute to the other post employment benefit plan in 2005. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2005, $30,849 and $63,111 of other post employment benefits have been paid, respectively.

NOTE 5 – COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR WORKERS’ COMPENSATION:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$948	$1,068	$1,897	$2,137	$7,162	$11,446	$14,324	$22,892
Interest cost	2,991	3,120	5,982	6,240	2,146	2,068	4,218	4,135
Amortization of actuarial gain	(5,652)	(5,642)	(11,305)	(11,285)	(803)	—	(1,744)	—
Legal and administrative costs	675	675	1,350	1,350	968	609	1,937	1,217

Net periodic (benefit)cost	$(1,038)	$(779)	$(2,076)	$(1,558)	$9,473	$14,123	$18,735	$28,244

As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, CONSOL Energy does not expect to contribute to the CWP plan in 2005. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2005, $3,953 and $8,179 of CWP benefits have been paid, respectively.

As previously disclosed in the notes to its audited consolidated financial statements for the year ended December 31, 2004, CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2005. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2005, $13,897 and $28,849 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid, respectively.

CONSOL Energy also has expensed $4,598 and $10,505 related to workers’ compensation for the three and six months ended June 30, 2005, respectively, for various state administrative fees and surety bond premiums. The state administrative fees are paid to various states for the right to self-insure workers’ compensation claims.

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

NOTE 6 - INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Six Months Ended June 30,
	2005		2004
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$49,131	35.0%	$22,380	35.0%
Excess tax depletion	(23,169)	(16.5)	(11,915)	(18.6)
Effect from sale of foreign companies	—	—	(5,396)	(8.4)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	(4,215)	(3.0)	(2,590)	(4.0)
Net Effect of state tax	2,855	2.0	3,232	5.1
Net Effect of foreign tax	18	0.0	(1,411)	(2.2)
Other	(532)	(0.4)	528	0.7

Income Tax Expense / Effective Rate	$24,088	17.2%	$4,828	7.6%

The effective tax rate for the six-month period ended June 30, 2005 was calculated using the annual effective rate projection on recurring earnings. The effective tax rate for the six month period ended June 30, 2004 was calculated using the combination of an annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of our wholly owned subsidiary CNX Australia Pty Limited.

NOTE 7 - INVENTORIES:

Inventory components consist of the following:

	June 30, 2005	December 31, 2004
Coal	$49,487	$42,962
Merchandise for resale	20,018	20,585
Supplies	66,096	58,355

Total Inventories	$135,601	$121,902

NOTE 8 – ACCOUNTS RECEIVABLE SECURITIZATION

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

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125,000. The cost of funds is consistent with commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $1,022 and $2,114 for the three and six months ended June 30, 2005, respectively. Costs associated with the receivables facility totaled $721 and $1,239 for the three and six months ended June 30, 2004, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in 2006.

At June 30, 2005 and December 31, 2004, eligible accounts receivable totaled approximately $124,300 and $141,100, respectively. The subordinated retained interest at June 30, 2005 and December 31, 2004 was approximately $109,300 and $16,100, respectively. Accounts receivable totaling $15,000 and $125,000 were removed from the consolidated balance sheet at June 30, 2005 and December 31, 2004, respectively. CONSOL Energy’s $110,000 reduction in the accounts receivable securitization program for the six months ended June 30, 2005 is reflected in cash flows from operating activities in the consolidated statement of cash flows. The $17,000 of proceeds, net of reductions, from the accounts receivable securitization program for the six months ended June 30, 2004 is also reflected in operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of securitization for all such sales completed in 2005 were a discount rate of 3.59% and an estimated life for eligible accounts receivables of 32 days. At June 30, 2005, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $53 and $94, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 9 – PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	JUNE 30, 2005	DECEMBER 31, 2004
Plant & equipment	$3,746,992	$3,583,138
Coal properties and surface lands	1,058,445	1,045,370
Airshafts	736,107	704,088
Mine development	378,703	394,872
Leased Coal Lands	441,966	439,998
Advance Mining Royalties	350,810	346,550

Total Gross	6,713,023	6,514,016
Less: Accumulated depreciation, depletion and amortization	3,438,331	3,331,436

Total net property, plant and equipment	$3,274,692	$3,182,580

NOTE 10 - DEBT:

On April 1, 2005, CONSOL Energy amended the existing credit facility to increase the borrowing capacity, reduce cost and extend the term. The amended facility features a five-year, $750,000 revolving credit facility, replacing the previous $600,000 credit facility, which included the Tranche B credit-linked deposit facility of $200,000. The amended facility is collateralized by nearly all of the assets of CONSOL Energy. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.86 to 1.00 at June 30, 2005. The facility also includes an interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 17.70 to 1.00 at June 30, 2005. There are no covenants in the amended facility restricting the level of annual capital expenditures.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 26,200 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey, Michigan and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. The EPA has also identified other PRPs. No agreement on an allocation of costs between the PRPs has been reached to date. The estimated total remediation cost for all responsible parties, based on preliminary information, is approximately $7,000 with CONSOL Energy’s portion estimated to be 40%-45% of total. Accordingly, a $3,000 liability is included in other accrued liabilities, of which $1,500 was recorded in the three months and six months ended June 30, 2005. CONSOL Energy has made no payments to date related to the remediation of this site.

In the opinion of management, the ultimate liabilities resulting from such pending lawsuits and claims will not materially affect the financial position, results of operations or cash flows of CONSOL Energy.

On October 21, 2003, a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002, and July 18, 2002, the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening the Company’s financial condition; and (d) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. CONSOL Energy management believes these claims are without merit and, accordingly, has not accrued any liability associated with these claims.

At June 30, 2005, CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$288,995	$288,995	$—	$—	$—
Environmental	32,202	32,202	—	—	—
Other	15,014	15,014	—	—	—

Total Letters of Credit	$336,211	$336,211	$—	$—	$—

Surety Bonds:
Employee-Related	$251,078	$240,278	$10,800	$—	$—
Environmental	260,890	245,195	15,652	10	33
Other	9,529	9,165	364	—	—

Total Surety Bonds	$521,497	$494,638	$26,816	$10	$33

Guarantees:
Coal	$211,890	$64,441	$130,532	$9,987	$6,930
Gas	162,000	132,000	22,100	2,100	5,800
Other	88,078	21,825	43,396	20,642	2,215

Total Guarantees	$461,968	$218,266	$196,028	$32,729	$14,945

Total Commitments	$1,319,676	$1,049,115	$222,844	$32,739	$14,978

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

NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3 – Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	June 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,692	$4,692	$6,422	$6,422
Short-term notes payable	$—	$—	$(5,060)	$(5,060)
Long-term debt	$(429,610)	$(453,863)	$(429,645)	$(466,072)

NOTE 13- SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and six months ended June 30, 2005, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three and six months ended June 30, 2005, Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three and six months ended June 30, 2005, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate, Miles Branch and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The 2004 segment information was reclassified to conform to the 2005 presentation. Royalty income, miscellaneous revenues and Buchanan Generation assets previously reported within Coal and All Other segments are now included in the gas segment. Additionally, the segment information presented has been restated to reflect the restated earnings before income taxes for the three months ended March 31, 2004 due to the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004, in accordance with authoritative accounting implementation guidance.

Industry segment results for the three months ended June 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$471,818	$57,756	$51,382	$42,179	$623,135	$109,243	$30,556	$—	$762,934
Sales—related parties	—	—	—	614	614	—	—	—	614
Freight—outside	—	—	—	31,665	31,665	—	—	—	31,665
Intersegment transfers	—	—	—	—	—	114	28,482	(28,596)	—

Total Sales and Freight	$471,818	$57,756	$51,382	$74,458	$655,414	$109,357	$59,038	$(28,596)	$795,213

Earnings (Loss) Before Income Taxes	$63,729	$2,213	$7,218	$(27,818)	$45,342	$28,130	$(1,234)	$(21,551)	$50,687	(A)

Segment asset					$2,974,398	$766,635	$170,728	$512,106	$4,423,867	(B)

Depreciation, depletion and amortization					$55,265	$8,112	$3,403	$—	$66,780

Capital Expenditures					$89,118	$22,547	$1,028	$—	$112,693

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $(1,207), $399 and $640 for Coal, Gas and All Other, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $17,264, $50,003 and $3,374 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended June 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$370,037	$57,588	$66,494	$19,725	$513,844	$83,716	$26,415	$—	$623,975
Freight—outside	—	—	—	29,745	29,745	—	23	—	29,768
Intersegment transfers	—	—	—	—	—	868	24,302	(25,170)	—

Total Sales and Freight	$370,037	$57,588	$66,494	$49,470	$543,589	$84,584	$50,740	$(25,170)	$653,743

Earnings (Loss) Before Income Taxes	$27,023	$1,304	$6,352	$(20,711)	$13,968	$33,222	$(3,858)	$(17,106)	$26,226	(C)

Segment asset					$2,754,490	$697,979	$185,494	$558,790	$4,196,753	(D)

Depreciation, depletion and amortization					$50,221	$8,161	$3,343	$—	$61,725

Capital Expenditures					$80,175	$19,723	$387	$—	$100,285

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of $(399) for Gas.

(D)	Includes investments in unconsolidated equity affiliates of $46,294 and $620 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the six months ended June 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$928,210	$113,449	$122,492	$89,496	$1,253,647	$212,564	$59,322	$—	$1,525,533
Sales—related parties	—	—	—	614	614	—	—	—	614
Freight—outside	—	—	—	61,789	61,789	—	—	—	61,789
Intersegment transfers	—	—	—	—	—	626	55,734	(56,360)	—

Total Sales and Freight	$928,210	$113,449	$122,492	$151,899	$1,316,050	$213,190	$115,056	$(56,360)	$1,587,936

Earnings (Loss) Before Income Taxes	$154,438	$(3,783)	$32,644	$(68,010)	$115,289	$71,122	$(5,787)	$(40,250)	$140,374	(E)

Segment asset					$2,974,398	$766,635	$170,728	$512,106	$4,423,867	(F)

Depreciation, depletion and amortization					$106,151	$17,216	$6,792	$—	$130,159

Capital Expenditures					$134,145	$33,314	$2,103	$—	$169,562

(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(1,207), $219 and $2,806 for Coal, Gas and All Other, respectively.

(F)	Includes investments in unconsolidated equity affiliates of $17,264, $50,003 and $3,374 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the six months ended June 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$731,119	$112,625	$122,612	$45,219	$1,011,575	$153,647	$49,241	$—	$1,214,463
Freight—outside	—	—	—	61,043	61,043	—	164	—	61,207
Intersegment transfers	—	—	—	—	—	1,784	49,484	(51,268)	—

Total Sales and Freight	$731,119	$112,625	$122,612	$106,262	$1,072,618	$155,431	$98,889	$(51,268)	$1,275,670

Earnings (Loss) Before Income Taxes	$72,610	$1,846	$1,845	$(53,990)	$22,311	$69,423	$4,819	$(32,610)	$63,943	(G)

Segment asset					$2,754,490	$697,979	$185,494	$558,790	$4,196,753	(H)

Depreciation, depletion and amortization					$98,704	$15,801	$6,690	$—	$121,195

Capital Expenditures					$168,080	$35,304	$1,213	$—	$204,597

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(795) and $133 for Coal, Gas and All Other, respectively.

(H)	Includes investments in unconsolidated equity affiliates of $46,294 and $620 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Segment earnings (loss) before income taxes for total reportable business segments	$73,472	$47,190	$186,411	$91,734
Segment earnings (loss) before income taxes for all other businesses	(1,234)	(3,858)	(5,787)	4,819
Incentive compensation	(8,515)	(6,769)	(14,776)	(15,347)
Compensation from restricted stock unit grants	(622)	—	(1,797)	—
Other post employee benefit curtailment gain	—	—	—	3,454
Interest income (expense), net and other non-operating activity	(12,414)	(10,337)	(23,677)	(20,717)

Earnings (Loss) Before Income Taxes	$50,687	$26,226	$140,374	$63,943

Total Assets:

	June 30,
	2005	2004
Segment assets for total reportable business segments	$3,741,033	$3,452,469
Segment assets for all other businesses	170,728	185,494
Items excluded from segment assets:
Cash and other investments	5,433	60,665
Restricted cash	—	918
Deferred tax assets	504,136	481,514
Recoverable income taxes	—	12,566
Intangible asset - overfunded pension plan	248	468
Bond issuance costs	2,289	2,659

Total Consolidated Assets	$4,423,867	$4,196,753

NOTE 14 - GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income statement three months ended June 30, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales - Outside	$—	$740,735	$22,199	$—	$762,934
Sales - Related Party	—	614	—	—	614
Freight - Outside	—	31,665	—	—	31,665
Other Income (including equity earnings)	55,248	11,954	6,266	(51,532)	21,936

Total Revenue and Other Income	55,248	784,968	28,465	(51,532)	817,149
Cost of Goods Sold and Other Operating Charges	13,437	555,552	53,076	(36,270)	585,795
Intercompany Activity	(63)	(10,964)	(25,801)	36,828	—
Freight Expense	—	31,665	—	—	31,665
Selling, General and Administrative Expense	—	18,540	257	—	18,797
Depreciation, Depletion and Amortization	1,652	64,864	266	(2)	66,780
Interest Expense	4,936	2,252	1	—	7,189
Taxes Other Than Income	757	55,047	432	—	56,236

Total Costs	20,719	716,956	28,231	556	766,462

Earnings (Loss) Before Income Taxes	34,529	68,012	234	(52,088)	50,687
Income Tax Expense (Benefit)	(6,545)	16,076	82	—	9,613

Net Income (Loss)	$41,074	$51,936	$152	$(52,088)	$41,074

Balance sheet at June 30, 2005:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$154	$320	$4,218	$—	$4,692
Accounts and Notes Receivable:
Trade	—	297	232,692	—	232,989
Other	6,546	30,207	2,167	—	38,920
Inventories	66	115,194	20,341	—	135,601
Deferred Income Taxes	152,022	—	—	—	152,022
Recoverable Income Taxes	—	—	—	—	—
Prepaid Expenses	12,247	31,457	459	—	44,163

Total Current Assets	171,035	177,475	259,877	—	608,387
Property, Plant and Equipment:
Property, Plant and Equipment	78,162	6,611,576	23,285	—	6,713,023
Less-Accumulated Depreciation, Depletion and Amortization	39,289	3,380,652	18,390	—	3,438,331

Property, Plant and Equipment - Net	38,873	3,230,924	4,895	—	3,274,692
Other Assets:
Deferred Income Taxes	352,114	—	—	—	352,114
Investment in Affiliates	1,705,137	55,376	—	(1,689,872)	70,641
Other	25,640	92,377	16	—	118,033

Total Other Assets	2,082,891	147,753	16	(1,689,872)	540,788

Total Assets	$2,292,799	$3,556,152	$264,788	$(1,689,872)	$4,423,867

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$131,969	$5,933	$11,733	$—	$149,635
Accounts Payable (Recoverable)- Related Parties	1,104,461	(1,337,371)	232,910	—	—
Current Portion of Long-Term Debt	—	3,924	—	—	3,924
Accrued Income Taxes	180	—	—	—	180
Other Accrued Liabilities	120,559	438,883	5,899	—	565,341

Total Current Liabilities	1,357,169	(888,631)	250,542	—	719,080
Long-Term Debt:	248,623	177,063	—	—	425,686
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,559,488	—	—	1,559,488
Pneumoconiosis Benefits	—	417,058	—	—	417,058
Mine Closing	—	357,440	—	—	357,440
Workers’ Compensation	48	138,092		—	138,140
Deferred Revenue	—	38,122	—	—	38,122
Salary Retirement	70,715	—	—	—	70,715
Reclamation	—	8,922	—	—	8,922
Other	36,676	72,972	—	—	109,648

Total Deferred Credits and Other Liabilities	107,439	2,592,094	—	—	2,699,533
Stockholders’ Equity	579,568	1,675,626	14,246	(1,689,872)	579,568

Total Liabilities and Stockholders’ Equity	$2,292,799	$3,556,152	$264,788	$(1,689,872)	$4,423,867

Income Statement Three Months Ended June 30, 2004:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$603,843	$20,132	$—	$623,975
Freight - Outside	—	29,745	23	—	29,768
Other Income (including equity earnings)	38,262	14,773	4,745	(36,939)	20,841

Total Revenue and Other Income	38,262	648,361	24,900	(36,939)	674,584
Cost of Goods Sold and Other Operating Charges	10,521	460,598	45,339	(33,665)	482,793
Intercompany Activity	(307)	(12,034)	(21,671)	34,012	—
Freight Expense	—	29,745	23	—	29,768
Selling, General and Administrative Expense	—	16,705	558	—	17,263
Depreciation, Depletion and Amortization	1,535	59,934	256	—	61,725
Interest Expense	6,391	1,930	—	—	8,321
Taxes Other Than Income	867	47,246	375	—	48,488

Total Costs	19,007	604,124	24,880	347	648,358

Earnings (Loss) Before Income Taxes	19,255	44,237	20	(37,286)	26,226
Income Tax Expense (Benefit)	(6,950)	6,964	7	—	21

Net Income (Loss)	$26,205	$37,273	$13	$(37,286)	$26,205

Balance Sheet December 31, 2004:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,692	$348	$4,382	$—	$6,422
Accounts and Notes Receivable:
Trade	—	700	110,880	—	111,580
Other	3,826	22,758	3,667	—	30,251
Inventories	146	99,202	22,554	—	121,902
Deferred Income Taxes	145,890	—	—	—	145,890
Recoverable Income Taxes	14,614	—	—	—	14,614
Prepaid Expenses	6,963	32,099	448	—	39,510

Total Current Assets	173,131	155,107	141,931	—	470,169
Property, Plant and Equipment:
Property, Plant and Equipment	100,437	6,390,476	23,103	—	6,514,016
Less-Accumulated Depreciation, Depletion and Amortization	53,164	3,260,151	18,121	—	3,331,436

Property, Plant and Equipment - Net	47,273	3,130,325	4,982	—	3,182,580
Other Assets:
Deferred Income Taxes	355,008	—	—	—	355,008
Investment in Affiliates	1,589,362	31,533	—	(1,573,211)	47,684
Other	23,742	116,400	28	—	140,170

Total Other Assets	1,968,112	147,933	28	(1,573,211)	542,862

Total Assets	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$100,045	$48,971	$17,052	$—	$166,068
Accounts Payable (Recoverable)-Related Parties	1,182,740	(1,286,846)	104,106	—	—
Short-Term Notes Payable	1,700	3,360	—	—	5,060
Current Portion of Long-Term Debt	—	3,885	—	—	3,885
Other Accrued Liabilities	103,202	421,272	5,998	—	530,472

Total Current Liabilities	1,387,687	(809,358)	127,156	—	705,485
Long-Term Debt:	248,520	177,240	—	—	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,531,250	—	—	1,531,250
Pneumoconiosis Benefits	—	427,264	—	—	427,264
Mine Closing	—	305,152	—	—	305,152
Workers’ Compensation	51	140,271	(4)	—	140,318
Deferred Revenue	—	50,208	—	—	50,208
Salary Retirement	51,943	14	—	—	51,957
Reclamation	—	5,745	—	—	5,745
Other	31,294	51,576	581	—	83,451

Total Deferred Credits and Other Liabilities	83,288	2,511,480	577	—	2,595,345
Stockholders’ Equity	469,021	1,554,003	19,208	(1,573,211)	469,021

Total Liabilities and Stockholders’ Equity	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

Income Statement for the Six Months Ended June 30, 2005:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$1,479,872	$45,661	$—	$1,525,533
Sales - Related Party	—	614	—	—	614
Freight - Outside	—	61,789	—	—	61,789
Other Income (including equity earnings)	142,081	29,109	12,513	(137,502)	46,201

Total Revenue and Other Income	142,081	1,571,384	58,174	(137,502)	1,634,137
Cost of Goods Sold and Other Operating Charges	23,882	1,079,171	105,563	(71,913)	1,136,703
Intercompany Activity	(1,178)	(27,111)	(51,165)	79,454	—
Freight Expense	—	61,789	—	—	61,789
Selling, General and Administrative Expense	—	34,701	485	—	35,186
Depreciation, Depletion and Amortization	3,174	128,321	521	(1,857)	130,159
Interest Expense	10,355	3,757	1	—	14,113
Taxes Other Than Income	2,420	112,482	911	—	115,813

Total Costs	38,653	1,393,110	56,316	5,684	1,493,763

Earnings (Loss) Before Income Taxes	103,428	178,274	1,858	(143,186)	140,374
Income Tax Expense (Benefit)	(12,858)	36,296	650	—	24,088

Net Income (Loss)	$116,286	$141,978	$1,208	$(143,186)	$116,286

Cash Flow for the Six Months Ended June 30, 2005:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(11,466)	$169,078	$(164)	$—	$157,448

Cash Flows from Investing Activities:
Capital Expenditures	$(2,783)	$(166,779)	$—	$—	$(169,562)
Investment in Equity Affiliates	(273)	(6,565)	—	—	(6,838)
Other Investing Activities	18,715	4,404	—	—	23,119

Net Cash Provided by (Used in) Investing Activities	$15,659	$(168,940)	$—	$—	$(153,281)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(1,700)	$—	$—	$—	$(1,700)
Dividends Paid	(25,468)	—	—	—	(25,468)
Other Financing Activities	21,437	(166)	—	—	21,271

Net Cash (Used in) Financing Activities	$(5,731)	$(166)	$—	$—	$(5,897)

Income Statement for the Six Months Ended June 30, 2004:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales - Outside	$—	$1,174,761	$39,702	$—	$1,214,463
Freight - Outside	—	61,043	164	—	61,207
Other Income (including equity earnings)	171,369	26,529	6,808	(154,937)	49,769

Total Revenue and Other Income	171,369	1,262,333	46,674	(154,937)	1,325,439

Cost of Goods Sold and Other Operating Charges	18,401	888,053	89,544	(66,667)	929,331
Intercompany Activity	(315)	(27,981)	(44,425)	72,721	—
Freight Expense	—	61,043	164	—	61,207
Selling, General and Administrative Expense	—	35,023	837	—	35,860
Depreciation, Depletion and Amortization	3,106	119,428	515	(1,854)	121,195
Interest Expense	13,087	4,213	82	—	17,382
Taxes Other Than Income	1,883	93,868	770	—	96,521

Total Costs	36,162	1,173,647	47,487	4,200	1,261,496

Earnings (Loss) Before Income Taxes	135,207	88,686	(813)	(159,137)	63,943
Income Tax Expense (Benefit)	(7,281)	12,394	(285)	—	4,828

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	142,488	76,292	(528)	(159,137)	59,115
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$142,488	$159,665	$(528)	$(159,137)	$142,488

Cash Flow for the Six Months Ended June 30, 2004:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(61,115)	$243,911	$4,841	$—	$187,637

Cash Flows from Investing Activities:
Capital Expenditures	$(4,695)	$(199,902)	$—	$—	$(204,597)
Investment in Equity Affiliates	—	(496)	(2,115)	—	(2,611)
Other Investing Activities	11,000	5,715	—	—	16,715

Net Cash Provided by (Used in) Investing Activities	$6,305	$(194,683)	$(2,115)	$—	$(190,493)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(65,000)	$—	$—	$—	$(65,000)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(25,174)	—	—	—	(25,174)
Withdrawal from Restricted Cash	190,000	—	—	—	190,000
Other Financing Activities	5,983	(4,338)	—	—	1,645

Net Cash Provided by (Used in) Financing Activities	$105,809	$(49,338)	$—	$—	$56,471

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. SFAS No. 123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. CONSOL Energy is currently evaluating the impact of unvested stock options outstanding and plans to adopt the provisions of this statement January 1, 2006.

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

NOTE 16–SUBSEQUENT EVENTS:

In July 2005, CONSOL Energy announced that it had created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that will define various operating and service relationships between the two companies.

Subsequently, CNX Gas, entered into an agreement to sell approximately 24.3 million shares in a private transaction and granted a 30 day option to purchase an additional 3.6 million shares. The shares are being sold to qualified institutional and accredited investors in a private transaction exempt form registration under Rule 144A, Regulation S and Regulation D. The shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Following the close of the transaction, CNX Gas expects to receive approximately $365,400 in net proceeds (approximately $420,200 if the option is exercised) that it will use to pay a special dividend to CONSOL Energy. CONSOL Energy intends to use the proceeds of the special dividend to accelerate efficiency projects in its coal segment and to make acquisitions. In addition, CONSOL Energy has agreed to pay approximately $6,000 in expenses related to this transaction.

Following the close of the transaction, CONSOL Energy will hold approximately 122.9 million shares, or approximately 83.5 percent (81.5 percent if the option is exercised), of the then outstanding shares of CNX Gas’ common stock (before issuance of any shares under CNX Gas’ 2.5 million share equity incentive plan).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND OPERATIONS

General

CONSOL Energy had net income of $41 million for the three months ended June 30, 2005 compared to $26 million for the three months ended June 30, 2004. Net income for the 2005 period was improved primarily due to increased average sales prices for coal. This increase was offset, in part, by costs related to the Buchanan fire and higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to increased expenses related to supplies, labor, contractor mining fees and other post employment benefits. Higher gas unit costs were primarily due to increased well maintenance expenses, enhanced stimulation on existing frac wells (wells drilled into the coal seam) expenses and firm transportation expenses. Increased revenues were offset by costs related to the Buchanan Mine fire. Net income in the 2005 period included additional income tax expense due primarily to higher pre-tax earnings.

Total coal sales for the three months ended June 30, 2005 were 17.4 million tons, of which 17.0 million tons were produced by CONSOL Energy operations or sold from inventory of company-produced coal. This compares with total coal sales of 17.3 million tons for the three months ended June 30, 2004, of which 16.7 million tons were produced by CONSOL Energy operations or sold from inventory of company-produced coal. Overall, production of 16.5 million tons remained consistent in the period-to-period comparison. McElroy Mine production increased 0.9 million tons related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Production also increased due to the reactivation of Emery Mine, which was idled in the 2004 period and the opening of the Miller Creek complex in October 2004. These increases in production were offset by a 0.9 million tons reduction at Buchanan Mine in the 2005 period. Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind its longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. As of June 30, 2005, total costs related to extinguishment efforts at the Buchanan Mine were approximately $36.9 million, net of expected insurance recovery. However, we also expect to file a claim for a business interruption insurance recovery at some point, none of which has been recorded at June 30, 2005. Total insurance recoveries for the Buchanan fire are limited to $75 million. Production decreases in the period-to-period comparison were also due to Enlow Fork Mine experiencing more challenging mining conditions in the 2005 period.

Our gas production was also impacted by the Buchanan Mine fire. Gross gas production of 2.2 billion cubic feet for the three months ended June 30, 2005 and 3.6 billion cubic feet for the six months ended June 30, 2005 is estimated to have been impaired due to the shutdown of the Buchanan longwall. Before the mine fire, approximately 20% of CONSOL Energy’s total gas production was associated with mining activity at the Buchanan Mine. These Buchanan impacts are in addition to an estimated 3 billion cubic feet curtailment for the year ended December 31, 2005, previously disclosed, related to congestion on the interstate pipeline that transports our Virginia gas that we expect could reduce gas production. Of the 3 billion cubic feet projected curtailment for the year, 0.9 billion cubic feet has already been curtailed in the six months ended June 30, 2005.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, decreased 5.1% to 12.9 billion cubic feet in the three months ended June 30, 2005 period compared with 13.6 billion cubic feet in the three months ended June 30, 2004 period. The decrease in sales volumes is primarily due to the loss in production from the Buchanan Mine fire and pipeline curtailments, offset, in part, by an increase in production as a result of additional wells coming on line from the ongoing drilling program and results of the enhanced stimulation of existing frac wells (wells drilled into the coal seam). Our average sales price for coalbed methane gas, including sales of equity affiliates increased 0.8% to $5.02 per thousand cubic feet in the 2005 period compared with $4.98 per thousand cubic feet in the 2004 period.

CONSOL Energy restated first quarter 2004 net income by approximately $2.2 million to reflect the recognition of favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with authoritative accounting implementation guidance.

In April 2005, CONSOL Energy completed a $750 million Senior Secured Loan Agreement to replace an existing facility of $600 million. The new agreement is a five-year revolving credit facility.

In May 2005, CONSOL Energy announced that it planned to expand the Enlow Fork Mine in southwestern Pennsylvania. The expansion project, which is subject to final approval by the CONSOL Energy Board of Directors, is expected to add approximately seven million tons of additional capacity and be running by 2010.

In July 2005, CONSOL Energy announced that it had created CNX Gas Corporation, a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that will define various operating and service relationships between the two companies.

In conjunction with the creation of the new company, several CONSOL Energy executives will resign their positions with CONSOL Energy to become employees of the new company. They include: Ronald Smith, Executive Vice-President; Nicholas DeIuliis, Senior Vice President; and Gary Bench, Vice President. In addition, a separate Board of Directors has been created to govern CNX Gas. CONSOL Energy Director Phillip Baxter will resign from the Board to become Chairman of the Board of CNX Gas. In addition, CONSOL Energy Board of Director members J. Brett Harvey, James Altmeyer, Sr., and Raj Gupta will serve on both boards.

Subsequently, CNX Gas, entered into an agreement to sell approximately 24.3 million shares in a private transaction and granted a 30 day option to purchase an additional 3.6 million shares. The shares are being sold to qualified institutional and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. The shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Following the close of the transaction, CNX Gas expects to receive approximately $365.4 million in net proceeds (approximately $420.2 million if the option is exercised) that it will use to pay a special dividend to CONSOL Energy. CONSOL Energy intends to use the proceeds of the special dividend to accelerate efficiency projects in its coal segment and to make acquisitions. In addition, CONSOL Energy has agreed to pay approximately $6.0 million in expenses related to this transaction.

Following the close of the transaction, CONSOL Energy will hold approximately 122.9 million shares, or approximately 83.5 percent (81.5 percent if the option is exercised), of the then outstanding shares of CNX Gas common stock (before issuance of any shares under CNX Gas’ 2.5 million share equity incentive plan). At the price paid in the transaction, CONSOL Energy’s shares of CNX Gas would be valued at approximately $1.966 billion.

In July 2005, Standard & Poor’s Rating Services affirmed its “BB-” (12th lowest out of 22 rating categories) corporate credit and its other ratings on CONSOL Energy and upgraded the outlook from stable to positive. Standard & Poor’s defines an obligation rated “BB” as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net Income

Net income changed primarily due to the following items (table in millions):

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$623	$514	$109	21.2%
Produced Gas Sales	64	67	(3)	(4.5)%
Purchased Gas Sales	45	16	29	181.3%
Other Sales and Other Income	85	78	7	9.0%

Total Revenue and Other Income	817	675	142	21.0%
Coal Cost of Goods Sold—Produced and Purchased	426	386	40	10.4%
Produced Gas Cost of Goods Sold	27	24	3	12.5%
Purchased Gas Cost of Goods Sold	46	16	30	187.5%
Other Cost of Goods Sold	87	57	30	52.6%

Total Cost of Goods Sold	586	483	103	21.3%
Other	180	166	14	8.4%

Total Costs	766	649	117	18.0%

Earnings Before Income Taxes	51	26	25	96.2%
Income Tax Expense	10	—	10	100.0%

Net Income	$41	$26	$15	57.7%

Net income for the 2005 period was improved primarily due to increased average sales prices for coal. This increase was offset, in part, by costs related to the Buchanan Mine fire and higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to increased expenses related to supplies, labor, contractor mining fees and other post employment benefits. Higher gas unit costs were primarily due to increased well maintenance expense, enhanced stimulation on existing frac wells (wells drilled into the coal seam) expenses and firm transportation expenses. Net income in the 2005 period included additional income tax expense due primarily to higher pre-tax earnings.

Revenue

Revenue and other income increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Sales
Produced Coal (including related party)	$606	$498	$108	21.7%
Purchased Coal	17	16	1	6.3%
Produced Gas	64	67	(3)	(4.5)%
Purchased Gas	45	16	29	181.3%
Industrial Supplies	22	20	2	10.0%
Other	10	7	3	42.9%

Total Sales	764	624	140	22.4%
Freight Revenue	32	30	2	6.7%
Other Income	21	21	—	—%

Total Revenue and Other Income	$817	$675	$142	21.0%

The increase in company produced coal sales revenue, including related party, during the 2005 period was due mainly to the increase in average sales price per ton.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.0	16.7	0.3	1.8%
Average Sales Price Per Ton	$35.66	$29.72	$5.94	20.0%

The increase in average sales price primarily reflects stronger prices negotiated in 2004 and early 2005 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. The increase was also attributable to pricing premiums due to improved quality on coal shipments. Sales tons in the 2005 period increased slightly over the 2004 period. Overall production of 16.5 million tons remained consistent in the period-to-period comparison. McElroy Mine production increased 0.9 million tons related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Production also increased due to the reactivation of Emery Mine, which was idled in the 2004 period and the opening of the Miller Creek complex in October 2004. These increases in production were offset by a 0.9 million tons reduction at Buchanan Mine in the 2005 period. Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind its longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. Production decreases in the period-to-period comparison were also due to Enlow Fork Mine experiencing more challenging mining conditions in the 2005 period.

The increase in company-purchased coal sales revenue was due to an increase in average sales price per ton of purchased coal.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.3	0.5	(0.2)	(40.0)%
Average Sales Price Per Ton	$49.62	$30.84	$18.78	60.9%

The increased average sales price is primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets. Increased revenue from higher average sales prices were offset, in part, by lower sales volumes of purchased coal in the 2005 period compared to the 2004 period.

The decrease in produced gas sales revenue was primarily due to decreased volumes sold in the 2005 period compared to the 2004 period, offset, in part, by an increase in average sales price per unit sold.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	12.8	13.6	(0.8)	(5.9)%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$5.00	$4.97	$0.03	0.6%

Lower sales volumes in the 2005 period were primarily related to the Buchanan Mine fire and curtailments on CONSOL Energy shipment capacity on the Columbia interstate pipeline. The Buchanan Mine fire developed after a large rock fall behind its longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Gas production associated with mining activity was reduced because of the idling of the mine and because of the temporary shutdown of certain active gob gas wells. Our gas production was impaired by approximately 2.2 Bcf (gross) for the three months ended June 30, 2005 because of the shutdown of Buchanan Mine. Gas production gradually began to resume in May 2005, when mine fans began to ventilate the mine and mine rescue teams entered the mine to begin a thorough investigation of the working areas of the mine. As a result of increased demand for pipeline use on the Columbia interstate pipeline, CONSOL Energy shipments of gas were curtailed in the 2005 period. This curtailment resulted in a 0.9 billion cubic feet reduction. These reductions in sales volumes were offset, in part, by the results of wells coming on line from the on-going drilling program and the results of the enhanced stimulation of existing frac wells (wells drilled into the coal seam). CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In the 2005 period, these financial cash flow hedges represented 19% of our produced gas sales volumes at an average price of $4.88 per thousand cubic feet. These financial cash flow hedges currently are expected to represent 18% of our estimated total 2005 produced sales volumes at an average price of $5.48 per thousand cubic feet. CONSOL Energy sold 58% of our produced gas sales volumes in the 2005 period under fixed price contracts at an average price of $4.54 per thousand cubic feet.

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy, as a result of increased demand for capacity on the Columbia interstate pipeline, CONSOL Energy purchased firm transportation capacity on the pipeline during 2005. This arrangement is expected to offset a portion of the expected impact from periodic curtailments. As of June 30, 2005, the purchased firm transportation capacity on the pipeline for the third quarter represents approximately 72% of our projected production for the same period. In April 2005 due to routine maintenance and construction activities, CONSOL Energy was given notice by Columbia regarding reductions in allowable gas flows. Interruptible gas was completely shut in and our contractual flows were reduced by 60%. These reductions resulted in a second quarter impact of approximately $6.8 million of reduced revenues. Although scheduled reductions have been lifted, CONSOL Energy anticipates that the pipeline constraints will be an on-going issue for the foreseeable future requiring the procurement of firm capacity.

In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs. Sales of purchased gas volumes have primarily increased due to CONSOL Energy purchasing firm transportation on a regular basis throughout the 2005 period that required us to purchase from and sell to other gas suppliers. CONSOL Energy began to enter into this type of transaction in May of 2004.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	6.4	2.4	4.0	166.7%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$7.03	$6.73	$0.30	4.5%

The $2 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

The $3 million increase in other sales was primarily attributable to revenues from river barge towing. Under the Jones Act Bowater exemption, because CONSOL Energy was more than 25% owned by a foreign company, it was prohibited from providing river barge towing to third parties. CONSOL Energy began third party river barge towing shortly after RWE AG divested its ownership interest in the 2004 period.

Freight revenue, outside and related party, is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income. Other income remained consistent in the period-to-period comparison.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$9	$9	$—	—%
Other miscellaneous	12	12	—	—%

Total other income	$21	$21	$—	—%

Costs

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$407	$370	$37	10.0%
Purchased Coal	19	16	3	18.8%
Produced Gas	27	24	3	12.5%
Purchased Gas	46	16	30	187.5%
Industrial Supplies	24	23	1	4.3%
Closed and Idle Mines	20	20	—	—%
Other	43	14	29	207.1%

Total Cost of Goods Sold	$586	$483	$103	21.3%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a 8.3% increase in cost per ton of produced coal sold and a 1.8% increase in sales volumes.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.0	16.7	0.3	1.8%
Average Cost of Goods Sold and Other Charges Per Ton	$23.92	$22.08	$1.84	8.3%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, higher labor cost, higher contract mining fee costs and higher other post employment benefits per unit sold. Higher supply costs were attributable to increased maintenance costs and increased cost for steel, petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Higher supply costs were also related to difficult mining conditions in certain locations which increase costs on a per unit of output basis. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Mancounts have been increased in certain locations to maintain development rates ahead of the longwall mining units. Labor rates were increased in order to stay competitive in certain labor markets. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased other post employment benefits were primarily due to the impact of the cost increases for medical and drug benefits. Increased produced coal costs of goods sold was also due to slightly higher sales volumes in the 2005 period compared to the 2004 period. These increases in costs were offset, in part, by reduced Combined Fund premiums related to a premium differential that was paid in the 2004 period. CONSOL Energy currently anticipates that the 1992 Fund premiums will increase approximately $5-$10 million for the plan year beginning January 1, 2006. CONSOL Energy also anticipates property insurance and business interruption insurance expenses to increase approximately 32%, or $5 million based on a renewed one-year policy effective July 1, 2005.

Purchased coal cost of goods sold and other charges increased in the 2005 period compared to the 2004 period.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.3	0.5	(0.2)	(40.0)%
Average Cost of Goods Sold and Other Charges Per Ton	$54.56	$30.16	$24.40	80.9%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Gas cost of goods sold and other charges increased due primarily to increased unit costs, offset, in part, by a decrease in volumes sold.

	2005 Period	2004 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	12.8	13.6	(0.8)	(5.9)%
Average Cost Per Thousand Cubic Feet	$2.10	$1.80	$0.30	16.7%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increases in well and pipeline maintenance per unit cost. Gas well maintenance expenses increased due to 45 additional wells being serviced in the 2005 period compared to the 2004. Gas well maintenance expenses were also increased due to the initiation of an enhancement program on frac wells (wells drilled into the coal seam) in an attempt to stimulate additional production during the shutdown of the Buchanan Mine. Pipeline maintenance expenses have increased in the period-to-period comparison due to accelerated maintenance that was re-scheduled to coincide with the curtailment on the Columbia Gas Transmission Corporation’s interstate pipeline. Additionally, the average cost per thousand cubic feet of gas sold increased due to a $0.05 increase per thousand cubic feet of gas sold related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline access in the 2005 period. CONSOL Energy began to purchase firm transportation capacity on the pipeline in May 2004. The purchased fixed capacity on the pipeline for the third quarter 2005 represents approximately 72% of our projected production for the same period. The increase in average costs per unit sold was offset, in part, by a reduction of royalty expense. Although average gas sales prices increased 0.6%, CONSOL Energy royalty expense decreased approximately $0.03 per thousand cubic feet. The decrease was due to the finalization of several agreements with lessors that resulted in lower royalty rates.

In connection with the purchase of firm transportation capacity on the Columbia pipeline, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. CONSOL Energy believes this type of transaction may continue as a result of increased demands on the Columbia pipeline.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	6.4	2.4	4.0	166.7%
Average Cost Per Thousand Cubic Feet	$7.13	$6.79	$0.34	5.0%

Purchased gas volumes have increased primarily due to CONSOL Energy purchasing firm transportation on a regular basis throughout the 2005 period that required us to purchase from and sell to other gas suppliers. CONSOL Energy began to enter into this type of transaction in May of 2004. Average costs of purchased gas have increased reflecting the average increase in market price of gas.

Industrial supplies cost of goods sold increased primarily due to higher sales volumes and unit cost increases.

Although closed and idle mine cost of goods sold and other charges were consistent in the 2005 period compared to the 2004 period, workers’ compensation expense related to closed and idled locations has decreased $2 million. This decrease was primarily due to the actuarial effects of several law changes in the state of West Virginia related to workers’ compensation. Lower closed and idle mine cost of goods sold were also due to Emery mine being inactive for most of the 2004 period. Emery was in active production status throughout the 2005 period. These improvements were offset by higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were a result of updated engineering surveys. Survey adjustments resulted in $3 million of additional expense in the 2005 period for closed and idled locations compared to the results of the survey adjustments in the 2004 period.

Miscellaneous cost of goods sold and other charges increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Buchanan Mine fire	$20	$—	$20	100.0%
Bank fees	4	2	2	100.0%
Incentive compensation	9	7	2	28.6%
Buckeye landfill superfund site liability transfer	—	(1)	1	100.0%
Stock-based compensation expense	1	—	1	100.0%
Miscellaneous transactions	9	6	3	50.0%

Total Miscellaneous Cost of Goods Sold and Other Charges	$43	$14	$29	207.1%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred for the Buchanan Mine fire, net of expected insurance recovery, for the quarter ended June 30, 2005 were $20 million.

The increase in bank fees in the 2005 period is primarily related to the expense of previously unamortized bank fees related to amending the existing credit facility on April 1, 2005. The new facility increased the borrowing capacity and extend the terms of the previous facility.

Incentive compensation expense increased due to an increase in the projected amount expected to be paid out to employees in the 2005 period compared to the 2004 period and differences in the level of earnings achieved compared to the projected annual earnings in the period to period comparison. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized an estimated liability for remediation of this site. The Transfer and Indemnity transaction resulted in the reversal of the remaining liability and the recognition of approximately $1 million of provision reductions.

In April 2004, CONSOL Energy began to issue restricted stock units as part of its equity incentive plan. Compensation cost for the restricted stock units is based upon the closing share price at the date of grant and is recognized over the vesting period of the units. The increase in stock-based compensation expense in the 2005 period is due to additional compensation costs for restricted stock unit grants that occurred in the 2005 period.

Miscellaneous cost of goods sold and other charges increased $4 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Freight expense	$32	$30	$2	6.7%

Selling, general and administrative costs have increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$4	$3	$1	33.3%
Wages and salaries	7	6	1	16.7%
Other	8	8	—	—%

Total Selling, General and Administrative	$19	$17	$2	11.8%

Costs of professional consulting and other purchased services were higher in the 2005 period compared to the 2004 period primarily due to services provided that were related to various corporate initiatives.

Wages and salaries have increased in the quarter-to-quarter comparison due to the annual performance increases and salary restructuring as a result of the completion of compensation studies that were completed.

Depreciation, depletion and amortization increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Coal	$55	$50	$5	10.0%
Gas:
Production	6	6	—	—
Gathering	2	2	—	—

Total Gas	8	8	—	—
Other	4	4	—	—

Total Depreciation, Depletion and Amortization	$67	$62	$5	8.1%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2004 period. Equipment and airshafts have been placed in service at McElroy, Bailey and Enlow mines that have increased depreciation, depletion and amortization approximately $5 million in the 2005 period compared to the 2004 period. Increases are also attributable to the expansion projects, such as McElroy and Bailey refuse area and plant expansion, that were completed and in service in the 2005 period.

Gas production and gathering depreciation, depletion and amortization was consistent in the period-to-period comparison.

Interest expense decreased in the 2005 period compared to the 2004 period.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Short-term borrowings	$—	$1	$(1)	(100.0)%
12 year and 15 year secured notes	1	2	(1)	(50.0)%
Other	6	5	1	20.0

Total Interest Expense	$7	$8	$(1)	(12.5)%

Interest expense decreased primarily due to a reduction in the weighted average outstanding balance under short-term borrowings in the 2005 period compared to the 2004 period. The weighted average outstanding balance was approximately $5 million in the 2005 period compared to the $107 million in the 2004 period.

The decrease in interest expense related to the 12-year and 15- year secured notes is attributable to the scheduled long-term debt payment of $45 million for the 12-year secured note in June 2004.

Other interest expense increased due to reduced amounts of interest capitalized in the 2005 period compared to the 2004 period. The reduced capitalized interest was attributable to the lower level of capital projects funded from operating cash flow, primarily due to the completion of the McElroy expansion project.

Taxes other than income increased primarily due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$35	$30	$5	16.7%
Gas	2	2	—	—

Total Production Taxes	37	32	5	15.6%
Other taxes:
Coal	16	13	3	23.1%
Gas	1	1	—	—%
Other	2	2	—	—%

Other	19	16	3	18.8%

Total Taxes Other Than Income	$56	$48	$8	16.7%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher average sales price for coal.

Other coal taxes have increased primarily due to higher payroll taxes attributable to additional labor expense. Additional labor expenses were attributable to a 5% increase in employee-counts at June 2005 compared to June 2004.

Income Taxes

	2005 Period	2004 Period	Variance	Percentage Change
Earnings Before Income Taxes	$51	$26	$25	96.2%
Tax Expense	$10	$—	$10	100.0%
Effective Income Tax Rate	19.0%	0.0%	19.0%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6 - Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net Income

Net income changed primarily due to the following items (table in millions):

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased (Outside and Related Party)	$1,254	$1,012	$242	23.9%
Produced Gas Sales	143	137	6	4.4%
Purchased Gas Sales	69	16	53	331.3%
Other Sales and Other Income	168	160	8	5.0%

Total Revenue and Other Income	1,634	1,325	309	23.3%
Coal Cost of Goods Sold—Produced and Purchased	835	749	86	11.5%
Produced Gas Cost of Goods Sold	52	48	4	8.3%
Purchased Gas Cost of Goods Sold	70	16	54	337.5%
Other Cost of Goods Sold	180	116	64	55.2%

Total Cost of Goods Sold	1,137	929	208	22.4%
Other	357	332	25	7.5%

Total Costs	1,494	1,261	233	18.5%

Earnings (Loss) before Income Taxes	140	64	76	118.8%
Income Tax Expense (Benefit)	24	5	19	380.0%

Earnings Before Cumulative Effect of Change in Accounting Principle	116	59	57	96.6%
Cumulative Effect of Change in Accounting Principle	—	83	(83)	(100.0)%

Net Income	$116	$142	$26	18.3%

Earnings before cumulative effect of change in accounting for the 2005 period were improved primarily due to increased average sales prices for both coal and gas and increased volume of produced coal sold. These increases were offset, in part, by costs related to the Buchanan Mine fire and by higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to increased supply costs, higher labor costs, higher contractor mining fees and higher other post-employment benefits. Higher gas unit costs were primarily due to higher gas well maintenance expenses, enhanced stimulation on existing frac wells (wells drilled into the coal seam) expenses and firm transportation expenses. Net income in the 2004 period included a cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded its workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy records its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. Net income in the 2005 period included additional income tax expense due primarily to higher pre-tax earnings.

Revenue

Revenue and other income increased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Sales
Produced Coal-Outside and Related Party	$1,216	$976	$240	24.6%
Purchased Coal	38	36	2	5.6%
Produced Gas	143	137	6	4.4%
Purchased Gas	69	16	53	331.3%
Industrial Supplies	43	37	6	16.2%
Other	17	12	5	41.7%

Total Sales	1,526	1,214	312	25.7%
Freight Revenue	62	61	1	1.6%
Other Income	46	50	(4)	(8.0)%

Total Revenue and Other Income	$1,634	$1,325	$309	23.3%

The increase in company produced coal sales revenue, including related party, during the 2005 period was due mainly to the increase in average sales price per ton and increased sales volumes.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	34.4	33.5	0.9	2.7%
Average Sales Price Per Ton	$35.34	$29.15	$6.19	21.2%

The increase in average sales price primarily reflects stronger prices negotiated in 2004 and early 2005 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. The increase was also attributable to pricing premiums due to improved quality on coal shipments. The increase in tons sold was due primarily to increased production at Loveridge, McElroy, the reactivation of Emery Mine and the opening of the Miller Creek complex in October 2004, offset, in part, by a decrease in tons sold due to lower production at Buchanan and Enlow Fork. The Loveridge production increase is due to the mine operating for the full six months of the 2005 period compared to only a portion of the 2004 period due to the fire at this location in 2003. The McElroy production increase is related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Buchanan production has decreased in the 2005 period due to a fire that developed in the mine after a large rock fall behind its longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Buchanan resumed production on June 16, 2005. Enlow Fork production has decreased due to experiencing more challenging mining conditions in the 2005 period.

The increase in company-purchased coal sales revenue was due to an increase in average sales price per ton of purchased coal, offset, in part, by reduced sales volumes.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.7	1.1	(0.4)	(36.4)%
Average Sales Price Per Ton	$52.34	$31.76	$20.58	64.8%

The increased average sales price is primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets. Increased revenue from higher average sales prices were offset, in part, by lower sales volumes of purchased coal in the 2005 period compared to the 2004 period.

The increase in gas sales revenue was due to a higher average sales price per thousand cubic feet sold in the 2005 period compared to the 2004 period.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	26.7	26.7	—	—%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$5.35	$5.14	$0.21	4.1%

We believe the 2005 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In the 2005 period, these financial cash flow hedges represented approximately 20% of our produced gas sales volumes at an average price of $5.98 per thousand cubic feet. These financial cash flow hedges currently are expected to represent 18% of our estimated total 2005 produced sales volumes at an average price of $5.48 per thousand cubic feet. CONSOL Energy sold 52% of our produced gas sales volumes in the 2005 period under fixed price contracts at an average price of $4.52 per thousand cubic feet. Sales volumes remained consistent in the 2005 period due to the reduction of 3.6 billion cubic feet caused by the Buchanan Mine fire and the 0.9 reduction related to curtailments in CONSOL Energy’s shipment capacity on the Columbia interstate pipeline. These reductions were offset by the results of wells coming on line from the on-going drilling program and the results of the enhanced stimulation of existing frac wells (wells drilled into the coal seam).

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy, as a result of increased demand for capacity on the Columbia interstate pipeline, CONSOL Energy purchased firm transportation capacity on the pipeline during 2005. This arrangement is expected to offset a portion of the expected impact from periodic curtailments. As of June 30, 2005, the purchased firm transportation capacity on the pipeline for the third quarter represents approximately 72% of our projected production for the same period. However, in April 2005 due to routine maintenance and construction activities, CONSOL Energy was given notice by Columbia regarding reductions in allowable gas flows. Interruptible gas was completely shut in and our contractual flows were reduced by approximately 60%. These reductions resulted in a year to date impact of approximately $6.8 million of reduced revenues. Even after these scheduled reductions were lifted, CONSOL Energy anticipates that the pipeline constraints will be an on-going issue for the foreseeable future requiring the procurement of firm capacity.

In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs. Sales of purchased gas volumes have increased primarily due to CONSOL Energy purchasing firm transportation on a regular basis throughout the 2005 period that required us to purchase from and sell to other gas suppliers. CONSOL Energy began to enter into this type of transaction in May of 2004.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	10.2	2.4	7.8	325.0%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$6.77	$6.72	$0.05	0.7%

The $6 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

The $5 million increase in other sales was attributable to revenues from river barge towing. Under the Jones Act Bowater exemption, because CONSOL Energy was more than 25% owned by a foreign company, it was prohibited from providing river barge towing to third parties. CONSOL Energy began third party river barge towing shortly after RWE AG divested its ownership interest in the 2004 period.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income.

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Gain on sale of assets	$11	$30	$(19)	(63.3)%
Harmar Trust Settlement	6	—	6	100.0%
Equity in income (loss) of affiliates	2	(3)	5	166.7%
Other miscellaneous	27	23	4	17.4%

Total other income	$46	$50	$(4)	(8.0)%

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

Other income from the Harmar Environmental Trust (the Trust) Settlement was attributable to the Civil Division of the Court of Common Pleas of Allegheny County’s decision to terminate a Trust among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust Agreement. Any excess funding upon completion of water treatment or a specified date in the future was to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, $15 million, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy’s water treatment obligations. CONSOL Energy has provided the financial assurance for this obligation and the funds have been released from escrow. CONSOL Energy is responsible for the ongoing water treatment at this facility. CONSOL Energy recorded the funds and the present value of the water treatment liability resulting in $6 million of income in the 2005 period.

The equity income of affiliates in the 2005 period is attributable to CONSOL Energy’s portion of a gain on sale of land by the affiliate. The equity losses of affiliates in the 2004 period is due mainly to the equity losses related to Glennies Creek Mine operating results prior to the sale that occurred in February 2004.

An additional $4 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$793	$714	$79	11.1%
Purchased Coal	42	35	7	20.0%
Produced Gas	52	48	4	8.3%
Purchased Gas	70	16	54	337.5%
Industrial Supplies	48	43	5	11.6%
Closed and Idle Mines	34	36	(2)	(5.6)%
Other	98	37	61	164.9%

Total Cost of Goods Sold	$1,137	$929	$208	22.4%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a 8.0% increase in cost per ton of produced coal sold and a 2.7% increase in sales volumes.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	34.4	33.5	0.9	2.7%
Average Cost of Goods Sold and Other Charges Per Ton	$23.04	$21.34	$1.70	8.0%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, higher labor cost, higher contract mining fee costs and higher other post employment benefits per unit sold. Higher supply costs were attributable to increased maintenance costs and increased cost for steel, petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Higher supply costs were also related to certain locations being in difficult mining conditions which increase costs on a per unit of output basis. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Mancounts have been increased in certain locations to maintain development rates ahead of the longwall mining units. Labor rates were increased in order to stay competitive in certain labor markets. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased other post employment benefits were primarily due to the impact of cost increases for medical and drug benefits. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2005 period compared to the 2004 period. These increases in costs were offset, in part, by reduced Combined Fund premiums related to a premium differential that was paid in the 2004 period. CONSOL Energy currently anticipates that the 1992 Fund premiums will increase approximately $5-$10 million for the plan year beginning January 1, 2006. CONSOL Energy also anticipates property insurance and business interruption insurance expenses to increase approximately 32%, or $5 million based on a renewed one-year policy effective July 1, 2005.

Purchased coal cost of goods sold and other charges increased in the 2005 period compared to the 2004 period.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.7	1.1	(0.4)	(36.4)%
Average Cost of Goods Sold and Other Charges Per Ton	$58.07	$30.86	$27.21	88.2%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Gas cost of goods sold and other charges increased due primarily to increased unit costs.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	26.7	26.6	0.1	0.4%
Average Cost Per Thousand Cubic Feet	$1.96	$1.80	$0.16	8.9%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to higher gas well and pipeline maintenance expenses. Gas well maintenance increased due to 124 additional wells being serviced in the 2005 period compared to the 2004. Gas well maintenance expenses were also increased due to the initiation of an enhancement program on frac wells (wells drilled into the coal seam) in an attempt to stimulate additional production during the shutdown of Buchanan. Pipeline maintenance expenses have increased in the period-to-period comparison due to accelerated maintenance that was re-scheduled to coincide with the curtailment on the Columbia interstate pipeline. Increased unit costs were also attributable to a $0.06 increase per thousand cubic feet related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline access in the 2005 period. CONSOL Energy began to purchase firm transportation capacity on the pipeline in May 2004. The purchased fixed capacity on the pipeline for the third quarter 2005 represents approximately 72% of our projected production for the same period. A $0.04 increase in average cost per thousand cubic feet of gas was also attributable to gas imbalance on the pipeline. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The gas imbalance has shifted from an over-delivered position to an under-delivered position in the 2005 period compared to the 2004 period. The increase in imbalance cost per unit sold was offset by corresponding increases in gas sales revenue. Increased unit costs were offset, in part, by decreased royalty expense. Although average gas sales prices increased 4.1%, CONSOL Energy royalty expense decreased approximately $0.07 per thousand cubic feet. The decrease was due to finalization of several agreements with lessors that resulted in lower royalty rates.

In connection with the purchase of firm transportation capacity on the Columbia pipeline, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. CONSOL Energy believes this type of transaction may continue as a result of increased capacity demands on the Columbia pipeline.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	10.2	2.4	7.8	325.0%
Average Cost Per Thousand Cubic Feet	$6.85	$6.78	$0.07	1.0%

Purchased gas volumes have primarily increased due to CONSOL Energy purchasing firm transportation on a regular basis throughout the 2005 period that required us to purchase from and sell to other gas suppliers. CONSOL Energy began to enter into this type of transaction in May of 2004. Average costs of purchased gas have increased reflecting the average increase in market price of gas.

Industrial supplies cost of goods sold increased primarily due to higher sales volumes and higher unit costs.

Closed and idle mine cost of goods sold was $2 million lower in the 2005 period compared to the 2004 period primarily due to lower workers’ compensation expense. Workers’ compensation expense related to closed and idled locations has decreased $4 million primarily due to the actuarial effects of several law changes in the state of West Virginia related to workers’ compensation. Lower expenses were also due to Emery and Loveridge mines being inactive for most of the 2004 period. These mines were in active production status throughout the 2005 period. These improvements were offset, in part, by higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were a result of updated engineering surveys. Survey adjustments resulted in $4 million of additional expense in the 2005 period for closed and idled locations compared to the results of the survey adjustments in the 2004 period.

Miscellaneous cost of goods sold and other charges increased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Buchanan Mine fire	$32	$—	$32	100.0%
Sales contract buy outs	13	4	9	225.0%
Other post employee benefit curtailment gain	—	(3)	3	100.0%
Buckeye landfill superfund site liability transfer	—	(1)	1	100.0%
Bank fees	8	5	3	60.0%
Accounts receivable securitization fees	2	1	1	100.0%
Stock-based compensation expense	2	—	2	100.0%
Incentive compensation	15	15	—	—%
Miscellaneous transactions	26	16	10	62.5%

Total Miscellaneous Cost of Goods Sold and Other Charges	$98	$37	$61	164.9%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred, net of expected insurance recovery, for the year to date period ended June 30, 2005 were $32 million.

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

The increase in bank fees in the 2005 period is primarily related to the expense of previously unamortized bank fees related to amending the existing credit facility on April 1, 2005. The new facility increased the borrowing capacity and extend the terms of the previous facility.

In April 2004, CONSOL Energy began to issue restricted stock units as part of its equity incentive plan. Compensation cost for the restricted stock units is based upon the closing share price at the date of grant and is recognized over the vesting period of the units. The increase in stock-based compensation expense in the 2005 period is due to compensation cost for the 2004 grants being recognized for the full 2005 period as well as additional compensation costs for restricted stock unit grants that occurred in the 2005 period.

Fees related to the accounts receivable securitization program (see Note 8 of Consolidated Financial Statements on this Form 10-Q) have increased in the 2005 period compared to the 2004 period. The increase is attributable to higher average fees charged, offset, in part by lower weighted average outstanding balances under the program.

Miscellaneous cost of goods sold and other charges increased $10 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$62	$61	$1	1.6%

Selling, general and administrative costs have decreased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$6	$7	$(1)	(14.3)%
Wages and salaries	13	13	—	—%
Other	16	16	—	—%

Total Selling, General And Administrative	$35	$36	$(1)	(2.8)%

Costs of professional consulting and other purchased services were higher in the 2004 period compared to the 2005 period primarily due to services provided in 2004 to complete procedures related to a special investigation into matters alleged in an anonymous letter. This decrease was offset, in part, by costs incurred in the year to date 2005 period that were related to various corporate initiatives.

Depreciation, depletion and amortization increased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Coal	$106	$98	$8	8.2%
Gas:
Production	13	12	1	8.3%
Gathering	4	4	—	—

Total Gas	17	16	1	6.3%
Other	7	7	—	—

Total Depreciation, Depletion and Amortization	$130	$121	$9	7.4%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2004 period. Equipment and airshafts have been placed in service at Bailey, Enlow, Shoemaker, McElroy and Loveridge that have increased depreciation, depletion and amortization. Increases are also attributable to expansion projects, such as McElroy and Bailey refuse area and plant expansion, that were completed and in service in the 2005 period.

The increase in gas production depreciation, depletion and amortization was primarily due to higher unit-of-production rates in the 2005 period compared to the 2004 period. Rates were recalculated as of April 1, 2005 using updated reserve information. Although rates decreased from those used in the quarter ended March 31, 2005, rates remained above those calculated in the previous year. Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in both periods.

Interest expense decreased in the 2005 period compared to the 2004 period.

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Short-term borrowings	$—	$3	$(3)	(100.0)%
12 year and 15 year secured notes	2	4	(2)	(50.0)%
Other	12	10	2	20.0%

Total Interest Expense	$14	$17	$(3)	(17.6)%

Interest expense decreased primarily due to a reduction in the weighted average outstanding balance under short-term borrowings in the 2005 period compared to the 2004 period. The weighted average outstanding balance was approximately $14 million in the 2005 period compared to the $113 million in the 2004 period.

The decrease in interest expense related to the 12-year and 15-year secured notes is attributable to the scheduled long-term debt payment of $45 million for the 12-year secured note in June 2004.

Other interest expense increased due to reduced amounts of interest capitalized in the 2005 period compared to the 2004 period. The reduced capitalized interest was attributable to the lower level of capital projects funded from operating cash flow, primarily due to the completion of the McElroy expansion project.

Taxes other than income increased primarily due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$71	$58	$13	22.4%
Gas	4	4	—	—

Total Production Taxes	75	62	13	21.0%
Other taxes:
Coal	35	30	5	16.7%
Gas	2	2	—	—%
Other	4	3	1	33.3%

Other	41	35	6	17.1%

Total Taxes Other Than Income	$116	$97	$19	19.6%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher coal volumes and higher average sales price.

Other coal taxes and other miscellaneous taxes increased primarily due to higher payroll taxes attributable to additional labor expense. Additional labor expenses were attributable to a 5% increase in employee-counts at June 2005 compared to June 2004 and higher labor rates in the period-to-period comparison.

Income Taxes

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes	$140	$64	$76	118.8%
Tax Expense	24	5	19	380.0%
Effective Income Tax Rate	17.2%	7.6%	9.6%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6 - Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. On April 1, 2005, CONSOL Energy amended the credit facility to increase the borrowing capacity, reduce cost and extend the term. The amended facility features a five-year, $750 million revolving credit facility, replacing the previous $600 million credit facility, which included the Tranche B credit-linked deposit facility of $200 million. The amended facility includes more favorable pricing. Approximately $1.9 million of previously unamortized bank fees were expensed in the quarter ended June 30, 2005. The amended facility is collateralized by nearly all of the assets of CONSOL Energy and its subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.86 to 1.00 at June 30, 2005. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 17.70 to 1.00 at June 30, 2005. There are no covenants in the amended facility restricting the level of annual capital expenditures. At June 30, 2005, this facility had approximately $336 million letters of credit issued and had no outstanding borrowings, leaving approximately $414 million of unused capacity.

CONSOL Energy and certain of its U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At June 30, 2005, eligible accounts receivable totaled approximately $124.3 million. The subordinated retained interest at June 30, 2005 was $109.3 million. Accounts receivable totaling $15.0 million were removed from the consolidated balance sheet at June 30, 2005. In accordance with the facility agreement, CONSOL Energy is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Repayments of $110.0 million were included in cash flows from operating activities in the consolidated statement of cash flows for the six months ended June 30, 2005.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than one year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $9.5 million (net of $6.0 million of deferred tax) at June 30, 2005. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months and six months ended June 30, 2005.

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

Cash Flows (in millions)

	2005 Year to Date Period	2004 Year to Date Period	Change
Cash flows from operating activities	$157	$188	$(31)
Cash provided by (used in) investing activities	$(153)	$(190)	$37
Cash provided by (used in) financing activities	$(6)	$56	$(62)

Cash flows from operating activities have decreased primarily due to the following items:

•	Operating cash flows were impaired due to amounts paid or received related to the account receivable securitization program. Under the accounts receivable securitization facility, approximately $110 million was repaid during the six months ended June 30, 2005 compared to $17 million received, net of repayments in the six months ended June 30, 2004.

•	Operating cash flows improved $57 million due to increases in earnings before cumulative effect of change in accounting as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating cash flows were also improved due to various changes in working capital throughout both periods.

Net cash used in or provided by investing activities changed primarily due to the following items:

•	Capital expenditures were $170 million in the 2005 period compared to $205 million the 2004 period. 2004 capital expenditures were higher due to the purchase of longwall shields at Bailey Mine and development work at Loveridge and McElroy mines.

•	Proceeds from the sale of assets were $29 million in the 2005 period compared to $20 million in the 2004 period. Proceeds in the 2005 period are related to the sale and subsequent lease back of the corporate office building and proceeds related to the sale of various properties held by CONSOL Energy throughout the period. Proceeds in the 2004 period were due to sale of CONSOL Energy’s stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. and the sale of various properties held by CONSOL Energy throughout the period.

Net cash received from or used in financing activities changed primarily due to the following items;

•	In the 2005 period, approximately $2 million was paid on outstanding borrowings from the revolving credit facility compared to $65 million of payments against the Senior Revolving Credit Facility in the 2004 period.

•	$21 million of stock was issued in the six months ended June 30, 2005 compared to $6 million issued in the six months ended June 30, 2004. Stock issuances in both periods were a result of stock option exercises.

•	Previously restricted cash of $190 million was released due to the completion of a $600 million debt facility in the six months ended June 30, 2004.

The following is a summary of our significant contractual obligations at June 30, 2005 (in thousands):

Payments due by Year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Gas Firm Transportation Obligation	$2,690	$1,942	$1,434	$4,110	$10,176
Purchase Order Firm Commitments	20,205	—	—	—	20,205
Long-term Debt	3,924	50,894	4,614	371,638	431,070
Operating Lease Obligations	27,223	49,029	30,002	15,820	122,074

Total Contractual Obligations	$54,042	$101,865	$36,050	$391,568	$583,525

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at June 30, 2005 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$332,155	$594,548	$569,184	$1,495,887

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

Debt

At June 30, 2005, CONSOL Energy had total long-term debt of $430 million outstanding, including current portion of long-term debt of $4 million. This long-term debt consisted of:

•

An aggregate principal amount of $249 million of 7.875% notes due in 2012 ($250 million face amount of notes, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$32 million in advance royalty commitments with an average interest rate of 7.663% per annum;

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 4.46% due at various dates ranging from 2005 through 2031.

At June 30, 2005, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $336 million of letters of credit outstanding under the senior revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $580 at June 30, 2005 and $469 million at December 31, 2004. Comprehensive losses have been recognized for recognition of minimum pension liabilities, various miscellaneous cash flow hedges and an interest rate lock agreement. These transactions were reflected as comprehensive losses and have decreased stockholders’ equity by approximately $93 million, net of tax. See Consolidated Statements of Stockholders’ Equity.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
July 29, 2005	$0.14	August 8, 2005	August 24, 2005
April 25, 2005	$0.14	May 9, 2005	May 27, 2005
January 28, 2005	$0.14	February 10, 2005	February 25, 2005

Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy’s ability to pay cash dividends up to $0.56 per share per fiscal year, except that the credit facility would not permit dividend payments in the event of a default. The limitation on paying cash dividends up to $0.56 per share per fiscal year will not apply if the leverage ratio covenant is 1.00 to 1.00 or less. This ratio was 0.86 to 1.00 at June 30, 2005.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No.123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No.123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. SFAS No.123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. CONSOL Energy is currently evaluating the impact of unvested stock options outstanding and plans to adopt the provisions of this statement January 1, 2006.

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

Forward-Looking Statements

We are including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “guidance,” “forecast,” “estimate,” “intend,” “predict,” and “continue” or similar words. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q and, in CONSOL Energy’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005, and other periodic reports filed with the Securities and Exchange Commission. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the disruption of rail, barge and other systems which deliver our coal, or pipeline systems which deliver our gas;

•	our inability to hire qualified people to meet replacement or expansion needs;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, fires, accidents and weather;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	obtaining governmental permits and approvals for our operations;

•	a loss of our competitive position because of the competitive nature of the coal industry and the gas industry, or a loss of our competitive position because of overcapacity in these industries;

•	a decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of government regulation;

•	our inability to obtain additional financing necessary in order to fund our operations, capital expenditures, potential acquisitions and to meet our other obligations;

•	the incurrence of losses in future periods;

•	the effects of mine closing, reclamation and certain other liabilities;

•	our ability to comply with restrictions imposed by our senior credit facility;

•	increased exposure to employee related long-term liabilities;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	the outcome of various asbestos litigation cases;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

•	results of class action lawsuits against us and certain of our officers alleging that the defendants issued false and misleading statements to the public and seeking damages and costs;

•	our ability to service debt and pay dividends is dependent upon us receiving distributions from our subsidiaries; and

•	the anti-takeover effects of our rights plan could prevent a change of control.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Sensitivity analyses of the incremental effects on pre-tax income for the six months ended June 30, 2005 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of June 30, 2005 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$37.1	$70.5

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2005 and 2006 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a loss of $9.5 million (net of $6.0 million of deferred tax) at June 30, 2005. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months and six months ended June 30, 2005. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2005, CONSOL Energy had $430 million aggregate principal amount of debt outstanding under fixed-rate instruments and no aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its senior revolving credit facility. CONSOL Energy’s senior revolving credit facility bore interest at a weighted average rate of 6.4% during the six months ended June 30, 2005. Due to the level of borrowings against this facility in the six months ended June 30, 2005, a 100 basis-point increase in the average rate for CONSOL Energy’s senior revolving credit facility would not have significantly decreased net income for the period.

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

On May 3, 2005 CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors, (2) ratifying the retention of PricewaterhouseCoopers LLP as CONSOL Energy’s independent accountants for the year ending December 31, 2005 and (3) approving an amendment and restatement of the CONSOL Energy 1999 Equity Incentive Plan.

(1)	Shareholders elected the following directors and the vote tabulation for each individual director was as follows;

Nominee	Votes For	Votes Against
John Whitmire	75,019,313	92,141
J. Brett Harvey	75,018,081	93,373
James E. Altmeyer	74,736,706	374,748
Phillip W. Baxter	75,018,455	92,999
William E. Davis	74,190,142	921,312
Raj K. Gupta	75,017,296	94,158
Patricia A. Hammick	74,751,033	360,421
William P. Powell	74,751,670	359,784
Joseph T. Williams	74,911,352	200,102

There were no abstentions and broker non-votes with respect to the election of directors.

(2)	The proposal to ratify the appointment of PricewaterhouseCoopers LLP as CONSOL Energy’s independent accountants for the year ending December 31, 2005 was approved by a vote of the shareholders. The number of votes cast for this proposal was 74,872,022 and the number of votes cast against this proposal was 222,253. A total of 17,179 votes abstained on this matter.

(3)	The approval of the amendment and restatement of the CONSOL Energy 1999 Equity Incentive Plan, including an increase in the total number of shares of common stock that can be covered by grants to a total of 9,100,000 shares was approved by a vote of the shareholders. The number of votes cast for this amendment and restatement was 55,860,403 and the number of votes cast against this amendment and restatement was 5,545,803. A total of 88,634 shares abstained from voting and there were 13,616,614 broker non-votes on this matter.

I TEM 6.	EXHIBITS

Exhibits filed as part of this Report:

3.2	Amended and Restated By-Laws dated as of July 26, 2005, incorporated by reference from Exhibit 3.2 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference from Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003 filed on November 19, 2003.

4.5	Supplemental Indenture No. 3, dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.58	Agreement, dated February 14, 2005, between CONSOL Energy Inc. and P. Jerome Richey incorporated by reference from Exhibit 10.58 to Form 8-K for event dated March 1, 2005 filed on March 4, 2005.

10.59	Agreement, dated March 16, 2005, between CONSOL Energy Inc. and Stephen E. Williams incorporated by reference from Exhibit 10.59 to Form 8-K for event dated March 16, 2005 filed on March 21, 2005.

10.60	Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among CONSOL Energy Inc., the Lenders (as defined therein), the Guarantors (as defined therein), The Bank of Nova Scotia – New York Agency, Fleet National Bank, Union Bank of California, N.A., PNC Bank, National Association and Citicorp North America, Inc. incorporated by reference from Exhibit 10.60 to Form 8-K for event dated April 1, 2005 filed on April 7, 2005.

10.61	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated by the Compensation Committee and Board of Directors on March 21, 2005 and approved by the Shareholders on May 3, 2005 incorporated by reference from Exhibit 10.61 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.62	Form of CONSOL Energy Inc. Nonqualified Stock Option Agreement incorporated by reference from Exhibit 10.62 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.63	Form of Restricted Unit Award Under the CONSOL Energy Inc. Equity Incentive Plan incorporated by reference from Exhibit 10.63 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.64	Intentionally Omitted.

10.65	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference from Exhibit 10.65 to Form 8-K for event dated June 3, 2005 filed on June 9, 2005.

10.66	Variable Long Term Incentive Compensation Award Letter from CONSOL Energy Inc. to J. Brett Harvey.

10.67	1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference from Exhibit 10.67 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.68	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference from Exhibit 10.68 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: August 3, 2005

By:	/S/ J. BRETT HARVEY
President and Chief Executive Officer
(Duly Authorized Officer )

By:	/S/ WILLIAM J. LYONS
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.2	Amended and Restated By-Laws dated as of July 26, 2005, incorporated by reference from Exhibit 3.2 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference from Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003 filed on November 19, 2003.

4.5	Supplemental Indenture No. 3, dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.58	Agreement, dated February 14, 2005, between CONSOL Energy Inc. and P. Jerome Richey incorporated by reference from Exhibit 10.58 to Form 8-K for event dated March 1, 2005 filed on March 4, 2005.

10.59	Agreement, dated March 16, 2005, between CONSOL Energy Inc. and Stephen E. Williams incorporated by reference from Exhibit 10.59 to Form 8-K for event dated March 16, 2005 filed on March 21, 2005.

10.60	Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among CONSOL Energy Inc., the Lenders (as defined therein), the Guarantors (as defined therein), The Bank of Nova Scotia – New York Agency, Fleet National Bank, Union Bank of California, N.A., PNC Bank, National Association and Citicorp North America, Inc. incorporated by reference from Exhibit 10.60 to Form 8-K for event dated April 1, 2005 filed on April 7, 2005.

10.61	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated by the Compensation Committee and Board of Directors on March 21, 2005 and approved by the Shareholders on May 3, 2005 incorporated by reference from Exhibit 10.61 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.62	Form of CONSOL Energy Inc. Nonqualified Stock Option Agreement incorporated by reference from Exhibit 10.62 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.63	Form of Restricted Unit Award Under the CONSOL Energy Inc. Equity Incentive Plan incorporated by reference from Exhibit 10.63 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.64	Intentionally Omitted.

10.65	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference from Exhibit 10.65 to Form 8-K for event dated June 3, 2005 filed on June 9, 2005.

10.66	Variable Long Term Incentive Compensation Award Letter from CONSOL Energy Inc. to J. Brett Harvey.

10.67	1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference from Exhibit 10.67 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.68	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference from Exhibit 10.68 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.