Form 10-Q
period 2005-09-30
CONSOL ENERGY INC
filed 2005-11-07
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 26, 2005
Common stock, $0.01 par value	92,425,887

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales—Outside	$738,793	$568,389	$2,195,069	$1,766,782
Sales—Purchased Gas	88,288	49,349	157,545	65,419
Sales—Related Party	4,135	—	4,749	—
Freight—Outside	30,718	21,232	92,507	82,439
Freight—Related Party	468	—	468	—
Other Income	17,525	20,906	63,726	70,675
Gain on Sale of 18.5% of CNX Gas	327,326	—	327,326	—

Total Revenue and Other Income	1,207,253	659,876	2,841,390	1,985,315
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	549,454	473,009	1,616,071	1,386,123
Purchased Gas Costs	89,653	49,752	159,739	65,969
Freight Expense	31,186	21,232	92,975	82,439
Selling, General and Administrative Expense	24,090	18,191	59,276	54,051
Depreciation, Depletion and Amortization	64,100	63,015	194,259	184,210
Interest Expense	6,791	6,271	20,904	23,653
Taxes Other Than Income	54,365	46,772	170,178	143,293

Total Costs	819,639	678,242	2,313,402	1,939,738

Earnings (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	387,614	(18,366)	527,988	45,577
Income Taxes (Benefit)	7,173	(6,792)	31,261	(1,964)

Earnings (Loss) Before Minority Interest and Cumulative Effect of Change in Accounting Principle	380,441	(11,574)	496,727	47,541
Minority Interest	(3,459)	—	(3,459)	—
Cumulative Effect of Change in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	—	—	83,373

Net Income (Loss)	$376,982	$(11,574)	$493,268	$130,914

Basic Earnings (Loss) Per Share	$4.09	$(0.13)	$5.39	$1.45

Dilutive Earnings (Loss) Per Share	$4.04	$(0.13)	$5.33	$1.44

Weighted Average Number of Common Shares Outstanding:
Basic	92,112,770	90,361,024	91,501,949	90,122,954

Dilutive	93,392,289	90,361,024	92,483,178	91,018,644

Dividends Paid Per Share	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) SEPTEMBER 30, 2005	DECEMBER 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$353,215	$6,422
Accounts and Notes Receivable:
Trade	275,751	111,580
Other Receivables	39,774	30,251
Inventories	137,935	121,902
Deferred Income Taxes	172,885	145,890
Recoverable Income Taxes	—	14,614
Prepaid Expenses	53,794	39,510

Total Current Assets	1,033,354	470,169
Property, Plant and Equipment:
Property, Plant and Equipment	6,865,640	6,514,016
Less—Accumulated Depreciation, Depletion and Amortization	3,507,614	3,331,436

Total Property, Plant and Equipment—Net	3,358,026	3,182,580
Other Assets:
Deferred Income Taxes	366,533	355,008
Investment in Affiliates	53,458	47,684
Other	133,153	140,170

Total Other Assets	553,144	542,862

TOTAL ASSETS	$4,944,524	$4,195,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$179,762	$166,068
Short-Term Notes Payable	2,200	5,060
Current Portion of Long-Term Debt	3,909	3,885
Accrued Income Taxes	14,420	—
Other Accrued Liabilities	540,338	530,472

Total Current Liabilities	740,629	705,485
Total Long-Term Debt	425,646	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,580,389	1,531,250
Pneumoconiosis Benefits	413,750	427,264
Mine Closing	358,005	305,152
Workers’ Compensation	136,020	140,318
Deferred Revenue	32,697	50,208
Salary Retirement	32,355	51,957
Reclamation	37,358	5,745
Other	176,571	83,451

Total Deferred Credits and Other Liabilities	2,767,145	2,595,345
Minority Interest	93,645	—

Total Liabilities and Minority Interest	4,027,065	3,726,590
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 92,405,258 Issued and Outstanding at September 30, 2005; 91,267,558 Issued and 90,642,939 Outstanding at December 31, 2004	924	913
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	880,321	846,644
Retained Earnings (Deficit)	177,460	(277,406)
Other Comprehensive Loss	(133,894)	(89,193)
Unearned Compensation on Restricted Stock Units	(7,352)	(4,883)
Common Stock in Treasury, at Cost—0 Shares at September 30, 2005, 624,619 Shares at December 31, 2004	—	(7,054)

Total Stockholders’ Equity	917,459	469,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,944,524	$4,195,611

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2004	$913	$846,644	$(277,406)	$(89,193)	$(4,883)	$(7,054)	$469,021

(Unaudited)
Net Income	—	—	493,268	—	—	—	493,268
Treasury Rate Lock (Net of $39 tax)	—	—	—	(60)	—	—	(60)
Gas Cash Flow Hedge (Net of $27,906 tax)	—	—	—	(44,641)	—	—	(44,641)

Comprehensive Income (Loss)	—	—	493,268	(44,701)	—	—	448,567
Dividend Equivalents on Restricted Stock Units (1,814 units)	—	177	—	—	(177)	—	—
Issuance of Restricted Stock Units under the Equity Incentive Plan (94,691 shares)	—	4,211	—	—	(4,211)	—	—
Stock Options Exercised (1,762,319 shares)	11	28,304	—	—	—	7,054	35,369
Stock-Based Compensation from Accelerated Vesting	—	735	—	—	—	—	735
Common Stock Issued (4,946 shares)	—	225	—	—	—	—	225
Amortization of Restricted Stock Unit Grants	—	—	—	—	1,919	—	1,919
Dividends ($.42 per share)	—	25	(38,402)	—	—	—	(38,377)

Balance—September 30, 2005	$924	$880,321	$177,460	$(133,894)	$(7,352)	$—	$917,459

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net Income	$493,268	$130,914
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	—	(83,373)
Depreciation, Depletion and Amortization	194,259	184,210
Compensation from Restricted Stock Unit Grants	2,654	715
(Gain) Loss on the Sale of Assets	(12,854)	(38,869)
(Gain) on Sale of 18.5% Interest in Gas Segment	(327,326)	—
Change in Minority Interest	3,459	—
Amortization of Mineral Leases	3,974	4,294
Deferred Income Taxes	(10,575)	2,022
Equity in (Earnings) Losses of Affiliates	(1,952)	3,951
Changes in Operating Assets:
Accounts Receivable Securitization	(125,000)	(5,700)
Accounts and Notes Receivable	(47,808)	12,815
Inventories	(10,320)	(7,051)
Prepaid Expenses	(17,405)	(3,820)
Changes in Other Assets	5,785	9,066
Changes in Operating Liabilities:
Accounts Payable	5,307	28,016
Other Operating Liabilities	37,711	(26,270)
Changes in Other Liabilities	(4,957)	(14,880)
Other	2,149	(707)

	(302,899)	64,419

Net Cash Provided by Operating Activities	190,369	195,333

Investing Activities:
Capital Expenditures	(287,262)	(299,094)
Additions to Mineral Leases	(7,826)	(4,267)
Net Investment in Equity Affiliates	1,901	(2,792)
Proceeds from Sales of 18.5% Interest in Gas Segment	420,167	—
Proceeds from Sales of Assets	32,236	22,829

Net Cash Provided by (Used in) Investing Activities	159,216	(283,324)

Financing Activities:
Payments on Miscellaneous Borrowings	(284)	(4,535)
Proceeds from Short Term Borrowings	2,200	—
Proceeds from (Payments on) Revolver	(1,700)	(20,000)
Payments on Long Term Notes	—	(45,000)
Dividends Paid	(38,377)	(37,811)
Withdrawal from Restricted Cash	—	190,918
Stock Options Exercised	35,369	10,535

Net Cash (Used in) Provided by Financing Activities	(2,792)	94,107

Net Increase in Cash and Cash Equivalents	346,793	6,116
Cash and Cash Equivalents at Beginning of Period	6,422	6,513

Cash and Cash Equivalents at End of Period	$353,215	$12,629

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of 2004 data have been made to conform to the nine months ended September 30, 2005 classifications.

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

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive, and the assumed redemption of restricted stock units. The number of additional shares is calculated by assuming the outstanding stock options were exercised and the restricted stock units were converted into shares and the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 689 shares of common stock were outstanding for the three and nine month period ended September 30, 2005, but were not included in the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 1,104,283 shares of common stock were outstanding for the nine month period ended September 30, 2004, but were not included in the computation of diluted earnings per share because the options were antidilutive. Due to the net loss position for the three months ended September 30, 2004, no options to purchase shares were included in the computation of diluted earnings per share because the effect would be antidilutive.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

The computations for basic and diluted earnings per share are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Earnings (Loss) before cumulative effect of change in accounting	$376,982	$(11,574)	$493,268	$47,541
Cumulative effect of accounting change	—	—	—	83,373

Net Income (Loss)	$376,982	$(11,574)	$493,268	$130,914

Average shares of common stock outstanding:
Basic	92,112,770	90,361,024	91,501,949	90,122,954
Effect of stock options	1,279,519	—	981,229	895,690

Diluted	93,392,289	90,361,024	92,483,178	91,018,644

Earnings per share:
Basic before cumulative effect	$4.09	$(0.13)	$5.39	$0.53

Basic after cumulative effect	$4.09	$(0.13)	$5.39	$1.45

Diluted before cumulative effect	$4.04	$(0.13)	$5.33	$0.52

Diluted after cumulative effect	$4.04	$(0.13)	$5.33	$1.44

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In July 2005, CONSOL Energy announced that it had created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that define various operating and service relationships between the two companies. In August 2005, CNX Gas sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420,167, which it used to pay a special dividend to CONSOL Energy. Following the close of the transaction, CONSOL Energy holds approximately 122.9 million shares, or approximately 81.5 percent, of the outstanding shares of CNX Gas common stock (before issuance of any shares under CNX Gas’ 2.5 million shares equity incentive plan). The gain recognized on this transaction was $327,326.

In June 2005, CONSOL Energy completed a sale/lease-back transaction for its headquarters building and certain surrounding land located in Upper Saint Clair, Pennsylvania. Cash proceeds from the sale were $14,000 and resulted in a pretax gain of $8,304, which has been deferred and will be recognized over the initial lease term of 13 years. The lease agreement includes an option to extend the lease term for two five-year periods. The lease is accounted for as an operating lease. Annual rental payments are $1,176 and are payable in equal quarterly installments of $294. The agreement provides for a possible Consumer Price Index adjustment to the annual rental payments at the beginning of the fourth lease year and every four years thereafter.

In March 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy is estimated to be $10,159. Southern West Virginia Energy, LLC through its subsidiary will mine low sulfur bituminous coal. The acquisition was accounted for under the equity method of accounting through August 2005. As of September 1, 2005, after all agreements were substantially completed, the acquisition has been fully consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”.

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

NOTE 3—STOCK-BASED COMPENSATION:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure-an Amendment of SFAS No. 123” (SFAS No. 148). CONSOL Energy continues to measure compensation expense for its stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. No stock-based employee compensation cost is reflected in net income, with the exception of expense related to a modification due to acceleration of vesting, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123 and 148, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$376,982	$(11,574)	$493,268	$130,914
Add: Stock-based compensation due to change in vesting period	220	—	955	—
Add: Stock-based compensation expense for restricted stock units	857	429	1,919	715
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(2,837)	(1,708)	(7,276)	(4,116)

Pro forma net income (loss)	$375,222	$(12,853)	$488,866	$127,513

Earnings per share:
Basic—as reported	$4.09	$(0.13)	$5.39	$1.45

Basic—pro forma	$4.07	$(0.14)	$5.34	$1.41

Diluted—as reported	$4.04	$(0.13)	$5.33	$1.44

Diluted—pro forma	$4.02	$(0.14)	$5.29	$1.40

The pro forma adjustments in the current period are not necessarily indicative of future period pro forma adjustments as the assumptions used to determine fair value can vary significantly and the number of future shares to be issued under these plans is unknown.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$5,539	$5,166	$16,618	$15,499	$3,175	$2,978	$9,526	$9,153
Interest cost	7,255	7,054	21,765	21,161	34,854	31,383	104,563	97,228
Expected return on plan assets	(5,114)	(4,016)	(15,342)	(12,049)	—	—	—	—
Amortization costs	4,905	6,024	14,714	18,073	9,760	6,542	29,279	23,362
Curtailment gain	—	—	—	—	—	—	—	(3,454)

Net periodic (benefit) cost	$12,585	$14,228	$37,755	$42,684	$47,789	$40,903	$143,368	$126,289

For the three and nine months ended September 30, 2005, $70,013 and $70,290 of contributions have been made, respectively. CONSOL Energy presently does not anticipate contributing any additional funds to its pension plan in 2005.

CONSOL Energy restated first quarter 2004 net periodic benefit cost for its postretirement benefit plans by $2,520 to reflect the recognition of favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, as of March 8, 2004, in accordance with authoritative accounting implementation guidance.

CONSOL Energy does not expect to contribute to the other post employment benefit plan in 2005. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2005, $34,055 and $97,166 of other post employment benefits have been paid, respectively.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR WORKERS’ COMPENSATION:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$948	$1,068	$2,845	$3,205	$7,162	$11,446	$21,486	$34,338
Interest cost	2,991	3,120	8,972	9,360	2,110	2,068	6,327	6,203
Amortization of actuarial gain	(5,652)	(5,642)	(16,957)	(16,928)	(872)	—	(2,615)	—
Legal and administrative costs	675	675	2,025	2,025	968	609	2,905	1,826

Net periodic (benefit) cost	$(1,038)	$(779)	$(3,115)	$(2,338)	$9,368	$14,123	$28,103	$42,367

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

CONSOL Energy does not expect to contribute to the CWP plan in 2005. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2005, $2,714 and $10,893 of CWP benefits have been paid, respectively.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2005. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2005, $13,330 and $42,179 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid, respectively.

CONSOL Energy also has expensed $4,834 and $15,339 related to workers’ compensation for the three and nine months ended September 30, 2005, respectively, for various state administrative fees and surety bond premiums. The state administrative fees are paid to various states for the right to self-insure workers’ compensation claims.

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, we recorded our liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believed this change was preferable since it aligns the accounting with our other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with our industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

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

NOTE 6—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Nine Months Ended September 30,
	2005		2004
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$184,796	35.0%	$15,952	35.0%
Effect of gain on sale of 18.5% of CNX Gas	(114,564)	(21.7)	—	—
Excess tax depletion	(40,065)	(7.6)	(12,257)	(26.9)
Effect from sale of foreign companies	—	—	(5,319)	(11.7)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	(7,425)	(1.4)	(2,665)	(5.9)
Net effect of state tax	8,264	1.6	3,269	7.2
Net effect of foreign tax	102	—	(1,188)	(2.6)
Other	153	—	244	0.6

Income Tax Expense / Effective Rate	$31,261	5.9%	$(1,964)	(4.3)%

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

The effective tax rate for the nine-month period ended September 30, 2005 was calculated using the annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of 18.5% of CNX Gas. In August 2005, CNX Gas Corporation, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420,167, which it used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327,326. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, no deferred tax has been provided on this sale as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group.

The effective tax rate for the nine month period ended September 30, 2004 was calculated using the combination of an annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of our wholly owned subsidiary CNX Australia Pty Limited.

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	September 30, 2005	December 31, 2004
Coal	$47,698	$42,962
Merchandise for resale	20,093	20,585
Supplies	70,144	58,355

Total Inventories	$137,935	$121,902

NOTE 8—ACCOUNTS RECEIVABLE SECURITIZATION:

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

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125,000. The cost of funds is consistent with commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $362 and $2,476 for the three and nine months ended September 30, 2005, respectively. Costs associated with the receivables facility totaled $583 and $1,822 for the three and nine months ended September 30, 2004, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in 2006.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

At September 30, 2005 and December 31, 2004, eligible accounts receivable totaled approximately $118,100 and $141,100, respectively. The subordinated retained interest at September 30, 2005 and December 31, 2004 was approximately $118,100 and $16,100, respectively. No accounts receivable were removed from the consolidated balance sheet at September 30, 2005 because CONSOL Energy retained the total eligible accounts receivable. Accounts receivable totaling $125,000 were removed from the consolidated balance sheet at December 31, 2004. CONSOL Energy’s $125,000 reduction in the accounts receivable securitization program for the nine months ended September 30, 2005 is reflected in cash flows from operating activities in the consolidated statement of cash flows. The $5,700 reduction in the accounts receivable securitization program, net of proceeds, for the nine months ended September 30, 2004 is also reflected in operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of securitization for all such sales completed in 2005 were a discount rate of 3.91% and an estimated life for eligible accounts receivables of 32 days. At September 30, 2005, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $41 and $82, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	September 30, 2005	December 31, 2004
Plant & equipment	$3,850,976	$3,583,138
Coal properties and surface lands	1,055,602	1,045,370
Airshafts	758,661	704,088
Mine development	389,816	394,872
Leased Coal Lands	458,604	439,998
Advance Mining Royalties	351,981	346,550

Total Gross	6,865,640	6,514,016
Less: Accumulated depreciation, depletion and amortization	3,507,614	3,331,436

Total net property, plant and equipment	$3,358,026	$3,182,580

NOTE 10—DEBT:

CONSOL Energy has a five-year, $750,000 revolving credit facility. The facility is secured by liens on substantially all of the assets of CONSOL Energy and its wholly-owned subsidiaries. The gas business guarantees and the gas business assets that were previously pledged as collateral security were released on August 8, 2005 in conjunction with the sale of 18.5 percent of CNX Gas. Subsequently, on October 21, 2005, as a result of entering into a new $200,000 credit agreement, CNX Gas and its subsidiaries have executed a Supplemental Indenture and are again guarantors of the 7.875% notes. We are exploring the feasibility of an amendment to the indenture to remove CNX Gas guarantees from these notes. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.09 to 1.00 at September 30, 2005. The facility also includes an interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 28.75 to 1.00 at September 30, 2005. There are no covenants in the amended facility restricting the level of annual capital expenditures.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 26,264 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey, Michigan and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. The EPA has also identified other PRPs. No agreement on an allocation of costs between the PRPs has been reached to date. The estimated total remediation cost for all responsible parties, based on preliminary information, is approximately $7,000 with CONSOL Energy’s portion estimated to be 40%-45% of total. Accordingly, a $3,000 liability is included in other accrued liabilities which was recorded in the nine months ended September 30, 2005. CONSOL Energy has made no payments to date related to the remediation of this site.

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

September 30, 2005

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

As previously disclosed in CONSOL Energy’s 2004 Form 10-K, the Company expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Additionally, CONSOL Energy has expensed approximately $2 million related to the premium differential for the plan year beginning October 1, 2004. In August 2005, a court ruling determined that the UMWA Health and Retirement Funds were illegally charging the premium differential. CONSOL Energy was also assessed an unassigned beneficiary premium increase of approximately $6,000 for the plan years beginning October 1, 2002 and October 1, 2003. The Company believes the calculation of the unassigned beneficiary premium is not accurate and, therefore, has not paid this premium. CONSOL Energy has accrued an estimated liability related to this premium. The Combined Fund is protesting the court’s decision. If the courts rule in CONSOL Energy’s favor, the premium differential may be refunded to the Company and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds have been recorded and no amounts have been received from the UMWA Health and Retirement Funds to date.

On September 16, 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Expenses related to clean up of the damaged hoist for the quarter ended September 30, 2005 were $995. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery from our insurance carrier.

In February 2005, CONSOL Energy’s Buchanan Mine, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs related to the fire of approximately $1,570 and $38,428, net of recognized insurance recovery, have been incurred for the three and nine months ended September 30, 2005, respectively. Costs to CONSOL Energy are primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

the consolidated statement of income. Recognized insurance recovery for property damage and extinguishment costs are reflected in Other Receivables at September 30, 2005. The fire has been extinguished and the mine was restarted on June 16, 2005. This incident is also covered under our business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery for business interruption claims from our insurance carrier.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 and $2,819 were reflected in Other Receivables at September 30, 2005 and December 31, 2004, respectively. CONSOL Energy received $1,785 of this receivable in the nine months ended September 30, 2005.

In the three months ended March 31, 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, $15,000, was placed into an escrow account, pending provision of financial assurance supporting CONSOL Energy water treatment obligations. In the quarter ended June 30, 2005, CONSOL Energy provided the financial assurance for this obligation and the funds were released from escrow. CONSOL Energy is responsible for the on-going water treatment at this facility. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the nine months ended September 30, 2005.

At September 30, 2005, CONSOL Energy and certain of its subsidiaries have provided the following financial guarantees. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$288,995	$288,995	$—	$—	$—
Environmental	30,202	30,202	—	—	—
Other	19,877	19,877	—	—	—

Total Letters of Credit	$339,074	$339,074	$—	$—	$—

Surety Bonds:
Employee-Related	$247,278	$247,278	$—	$—	$—
Environmental	264,978	254,941	10,004	—	33
Other	7,979	7,520	459	—	—

Total Surety Bonds	$520,235	$509,739	$10,463	$—	$33

Guarantees:
Coal	$185,364	$39,972	$108,525	$29,937	$6,930
Gas	396,562	123,697	94,197	83,063	95,605
Other	85,516	23,290	42,471	17,963	1,792

Total Guarantees	$667,442	$186,959	$245,193	$130,963	$104,327

Total Commitments	$1,526,751	$1,035,772	$255,656	$130,963	$104,360

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	September 30, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$353,215	$353,215	$6,422	$6,422
Short-term notes payable	$(2,200)	$(2,200)	$(5,060)	$(5,060)
Long-term debt	$(429,555)	$(456,322)	$(429,645)	$(466,072)

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and nine months ended September 30, 2005, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three and nine months ended September 30, 2005, Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three and nine months ended September 30, 2005, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate, Miles Branch and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The 2004 segment information was reclassified to conform to the 2005 presentation. Gas royalty income, gas miscellaneous revenues and Buchanan Generation assets previously reported within Coal and All Other segments are now included in the gas segment. Additionally, the segment information presented has been restated to reflect the restated earnings before income taxes for the three months ended March 31, 2004 due to the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004, in accordance with authoritative accounting implementation guidance.

Industry segment results for the three months ended September 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$451,560	$57,256	$66,413	$44,297	$619,526	$85,542	$33,725	$—	$738,793
Sales—purchased gas	—	—	—	—		88,288	—	—	88,288
Sales—related parties	—	—	—	4,135	4,135	—	—	—	4,135
Freight—outside	—	—	—	30,718	30,718	—	—	—	30,718
Freight—related parties	—	—	—	468	468			—	468
Intersegment transfers	—	—	—	—	—	716	26,614	(27,330)	—

Total Sales and Freight	$451,560	$57,256	$66,413	$79,618	$654,847	$174,546	$60,339	$(27,330)	$862,402

Earnings (Loss) Before Income Taxes	$59,710	$(1,106)	$4,634	$(27,218)	$36,020	$42,439	$(8,199)	$317,354	$387,614	(A)

Segment asset					$3,081,583	$797,363	$169,673	$895,905	$4,944,524	(B)

Depreciation, depletion and amortization					$52,080	$8,668	$3,352	$—	$64,100

Capital Expenditures					$82,815	$33,520	$1,365	$—	$117,700

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $(551), $147 and $538 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $49,850 and $3,608 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended September 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$343,245	$50,397	$62,603	$16,603	$472,848	$68,880	$26,661	$—	$568,389
Sales—purchased gas	—	—	—	—	—	49,349	—	—	49,349
Freight—outside	—	—	—	21,232	21,232	—	—	—	21,232
Intersegment transfers	—	—	—	—	—	870	23,917	(24,787)	—

Total Sales and Freight	$343,245	$50,397	$62,603	$37,835	$494,080	$119,099	$50,578	$(24,787)	$638,970

Earnings (Loss) Before Income Taxes	$(12,685)	$(2,388)	$(187)	$(21,551)	$(36,811)	$30,301	$(7,324)	$(4,532)	$(18,366	)(C)

Segment asset					$2,723,165	$710,458	$206,563	$527,393	$4,167,579	(D)

Depreciation, depletion and amortization					$51,307	$8,383	$3,325	$—	$63,015

Capital Expenditures					$70,703	$22,248	$1,546	$—	$94,497

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of ($548) and ($8) for Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $20,233 and $26,681 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

Industry segment results for the nine months ended September 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,379,770	$170,705	$188,905	$133,793	$1,873,173	$228,849	$93,047	$—	$2,195,069
Sales—purchased gas	—	—	—	—	—	157,545	—	—	157,545
Sales—related parties	—	—	—	4,749	4,749	—	—	—	4,749
Freight—outside	—	—	—	92,507	92,507	—	—	—	92,507
Freight—related parties	—	—	—	468	468	—	—	—	468
Intersegment transfers	—	—	—	—	—	1,342	82,348	(83,690)	—

Total Sales and Freight	$1,379,770	$170,705	$188,905	$231,517	$1,970,897	$387,736	$175,395	$(83,690)	$2,450,338

Earnings (Loss) Before Income Taxes	$214,148	$(4,889)	$37,278	$(95,228)	$151,309	$113,561	$(13,986)	$277,104	$527,988	(E)

Segment asset					$3,081,583	$797,363	$169,673	$895,905	$4,944,524	(F)

Depreciation, depletion and amortization					$158,231	$25,884	$10,144	$—	$194,259

Capital Expenditures					$216,960	$66,834	$3,468	$—	$287,262

(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(1,758), $366 and $3,344 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $49,850 and $3,608 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the nine months ended September 30, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,074,363	$163,021	$185,215	$61,823	$1,484,422	$206,457	$75,903	$—	$1,766,782
Sales—purchased gas	—	—	—	—	—	65,419	—	—	65,419
Freight—outside	—	—	—	82,275	82,275	—	164	—	82,439
Intersegment transfers	—	—	—	—	—	2,654	73,401	(76,055)	—

Total Sales and Freight	$1,074,363	$163,021	$185,215	$144,098	$1,566,697	$274,530	$149,468	$(76,055)	$1,914,640

Earnings (Loss) Before Income Taxes	$59,925	$(542)	$1,658	$(75,541)	$(14,500)	$99,724	$(2,219)	$(37,428)	$45,577	(G)

Segment asset					$2,723,165	$710,458	$206,563	$527,393	$4,167,579	(H)

Depreciation, depletion and amortization					$150,012	$24,183	$10,015	$—	$184,210

Capital Expenditures					$238,783	$57,552	$2,759	$—	$299,094

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(1,343) and $125 for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $45,928 and $611 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Earnings (Loss) Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Segment earnings (loss) before income taxes for total reportable business segments	$78,459	$(6,510)	$264,870	$85,224
Segment earnings (loss) before income taxes for all other businesses	(8,199)	(7,324)	(13,986)	(2,219)
Incentive compensation	(1,515)	4,883	(16,291)	(10,464)
Stock-based compensation	(1,077)	(429)	(2,874)	(715)
Other post employee benefit curtailment gain	—	—	—	3,454
Gain on Sale of 18.5% of CNX Gas	327,326	—	327,326	—
Interest income (expense), net and other non-operating activity	(7,380)	(8,986)	(31,057)	(29,703)

Earnings (Loss) Before Income Taxes	$387,614	$(18,366)	$527,988	$45,577

	September 30,
	2005	2004
TotalAssets:
Segment assets for total reportable business segments	$3,799,253	$3,433,623
Segment assets for all other businesses	249,366	206,563
Items excluded from segment assets:
Cash and other investments	354,042	13,169
Deferred tax assets	539,418	486,771
Recoverable income taxes	—	24,418
Intangible asset - overfunded pension plan	248	468
Bond issuance costs	2,197	2,567

Total Consolidated Assets	$4,944,524	$4,167,579

NOTE 14—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. The gas business guarantees and the gas business assets that were previously pledged as collateral security were released on August 8, 2005 in conjunction with the sale of 18.5 percent of CNX Gas. Accordingly, prior year’s data has been restated to conform to the classifications effective at September 30, 2005. Subsequently, on October 21, 2005, as a result of entering into a new $200,000 credit agreement, CNX Gas and its subsidiaries have executed a Supplemental Indenture and are again guarantors of the 7.875% notes. We are exploring the feasibility of an amendment to the indenture to remove CNX Gas guarantees from these notes. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income statement for the Three Months ended September 30, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$620,907	$206,297	$(123)	$827,081
Sales—Related Party	—	5,708	—	(1,573)	4,135
Freight—Outside	—	30,718	—	—	30,718
Freight—Related Parties	—	468	—	—	468
Other Income (including equity earnings)	425,785	7,616	9,946	(425,822)	17,525
Gain on Sale of 18.5% of CNX Gas	—	327,326	—	—	327,326

Total Revenue and Other Income	425,785	992,743	216,243	(427,518)	1,207,253
Cost of Goods Sold and Other Operating Charges	7,415	479,392	187,702	(35,402)	639,107
Intercompany Activity	35	(423,328)	(33,358)	456,651	—
Freight Expense	—	31,186	—	—	31,186
Selling, General and Administrative Expense	—	22,587	1,503	—	24,090
Depreciation, Depletion and Amortization	1,435	53,228	9,434	3	64,100
Interest Expense	5,052	1,735	4	—	6,791
Taxes Other Than Income	1,072	48,996	4,297	—	54,365

Total Costs	15,009	213,796	169,582	421,252	819,639

Earnings (Loss) Before Income Taxes and Minority Interest	410,776	778,947	46,661	(848,770)	387,614
Income Tax Expense (Benefit)	30,335	40,809	(63,971)	—	7,173

Earnings (Loss) Before Minority Interest	380,441	738,138	110,632	(848,770)	380,441
Minority Interest	(3,459)	—	—	—	(3,459)

Net Income (Loss)	$376,982	$738,138	$110,632	$(848,770)	$376,982

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

Balance sheet at September 30, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$310,032	$268	$42,915	$—	$353,215
Accounts and Notes Receivable:
Trade	—	655	275,096	—	275,751
Other	6,621	29,072	4,081	—	39,774
Inventories	—	111,829	26,106	—	137,935
Deferred Income Taxes	172,885	—	—	—	172,885
Prepaid Expenses	11,882	32,107	9,805	—	53,794

Total Current Assets	501,420	173,931	358,003	—	1,033,354
Property, Plant and Equipment:
Property, Plant and Equipment	77,164	5,880,803	907,673	—	6,865,640
Less-Accumulated Depreciation, Depletion and Amortization	39,702	3,293,097	174,815	—	3,507,614

Property, Plant and Equipment—Net	37,462	2,587,706	732,858	—	3,358,026
Other Assets:
Deferred Income Taxes	366,533	—	—	—	366,533
Investment in Affiliates	2,062,564	262,462	49,835	(2,321,403)	53,458
Other	28,464	70,338	34,351	—	133,153

Total Other Assets	2,457,561	332,800	84,186	(2,321,403)	553,144

Total Assets	$2,996,443	$3,094,437	$1,175,047	$(2,321,403)	$4,944,524

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$144,986	$(9,386)	$44,162	$—	$179,762
Accounts Payable (Recoverable)- Related Parties	1,507,860	(1,558,499)	50,639	—	—
Short-Term Notes Payable	—	—	2,200		2,200
Current Portion of Long-Term Debt	—	3,780	129	—	3,909
Accrued Income Taxes	14,420	—	—	—	14,420
Other Accrued Liabilities	93,981	412,062	34,295	—	540,338

Total Current Liabilities	1,761,247	(1,152,043)	131,425	—	740,629
Long-Term Debt:	248,675	175,983	988	—	425,646
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,577,084	3,305	—	1,580,389
Pneumoconiosis Benefits	—	413,750	—	—	413,750
Mine Closing	—	347,732	10,273	—	358,005
Workers’ Compensation	60	135,960	—	—	136,020
Deferred Revenue	—	32,697	—	—	32,697
Salary Retirement	32,236	—	119	—	32,355
Reclamation	—	6,584	30,774	—	37,358
Other	36,766	32,545	107,260	—	176,571

Total Deferred Credits and Other Liabilities	69,062	2,546,352	151,731	—	2,767,145
Minority Interest	—	93,645	—	—	93,645
Stockholders’ Equity	917,459	1,430,500	890,903	(2,321,403)	917,459

Total Liabilities and Stockholders’ Equity	$2,996,443	$3,094,437	$1,175,047	$(2,321,403)	$4,944,524

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$478,863	$138,875	$—	$617,738
Freight—Outside	—	21,232	—	—	21,232
Other Income (including equity earnings)	(6,608)	44,799	4,066	(21,351)	20,906

Total Revenue and Other Income	(6,608)	544,894	142,941	(21,351)	659,876
Cost of Goods Sold and Other Operating Charges	(25)	422,215	132,992	(32,421)	522,761
Intercompany Activity	(73)	(4,408)	(28,767)	33,248	—
Freight Expense	—	21,232	—	—	21,232
Selling, General and Administrative Expense	—	16,772	1,419	—	18,191
Depreciation, Depletion and Amortization	1,489	52,891	8,635	—	63,015
Interest Expense	4,756	1,502	13	—	6,271
Taxes Other Than Income	788	42,711	3,273	—	46,772

Total Costs	6,935	552,915	117,565	827	678,242

Earnings (Loss) Before Income Taxes	(13,543)	(8,021)	25,376	(22,178)	(18,366)
Income Tax Expense (Benefit)	(1,969)	(13,704)	8,881	—	(6,792)

Net Income (Loss)	$(11,574)	$5,683	$16,495	$(22,178)	$(11,574)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

Balance Sheet at December 31, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,692	$342	$4,388	$—	$6,422
Accounts and Notes Receivable:
Trade	—	—	111,580	—	111,580
Other	3,826	22,023	4,402	—	30,251
Inventories	146	99,001	22,755	—	121,902
Deferred Income Taxes	145,890	—	—	—	145,890
Recoverable Income Taxes	14,614	—	—	—	14,614
Prepaid Expenses	6,963	25,913	6,634	—	39,510

Total Current Assets	173,131	147,279	149,759	—	470,169
Property, Plant and Equipment:
Property, Plant and Equipment	100,437	5,610,136	803,443	—	6,514,016
Less-Accumulated Depreciation, Depletion and Amortization	53,164	3,129,612	148,660	—	3,331,436

Property, Plant and Equipment—Net	47,273	2,480,524	654,783	—	3,182,580
Other Assets:
Deferred Income Taxes	355,008	—	—	—	355,008
Investment in Affiliates	1,589,362	521,570	19,000	(2,082,248)	47,684
Other	23,742	100,012	16,416	—	140,170

Total Other Assets	1,968,112	621,582	35,416	(2,082,248)	542,862

Total Assets	$2,188,516	$3,249,385	$839,958	$(2,082,248)	$4,195,611

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$100,045	$27,210	$38,813	$—	$166,068
Accounts Payable (Recoverable)-Related Parties	1,182,740	(1,395,280)	212,540	—	—
Short-Term Notes Payable	1,700	3,360	—	—	5,060
Current Portion of Long-Term Debt	—	3,757	128	—	3,885
Other Accrued Liabilities	103,202	404,324	22,946	—	530,472

Total Current Liabilities	1,387,687	(956,629)	274,427	—	705,485
Long-Term Debt:	248,520	176,252	988	—	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,531,250	—	—	1,531,250
Pneumoconiosis Benefits	—	427,264	—	—	427,264
Mine Closing	—	305,152	—	—	305,152
Workers’ Compensation	51	140,271	(4)	—	140,318
Deferred Revenue	—	50,208	—	—	50,208
Salary Retirement	51,943	14	—	—	51,957
Reclamation	—	5,745	—	—	5,745
Other	31,294	13,166	38,991	—	83,451

Total Deferred Credits and Other Liabilities	83,288	2,473,070	38,987	—	2,595,345
Stockholders’ Equity	469,021	1,556,692	525,556	(2,082,248)	469,021

Total Liabilities and Stockholders’ Equity	$2,188,516	$3,249,385	$839,958	$(2,082,248)	$4,195,611

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

Income Statement for the Nine Months Ended September 30, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,888,216	$464,521	$(123)	$2,352,614
Sales—Related Party	—	6,322	—	(1,573)	4,749
Freight—Outside	—	92,507	—	—	92,507
Freight—Related Parties	—	468	—	—	468
Other Income (including equity earnings)	567,866	104,370	21,742	(630,252)	63,726
Gain on Sale of 18.5% of CNX Gas	—	327,326	—	—	327,326

Total Revenue and Other Income	567,866	2,419,209	486,263	(631,948)	2,841,390
Cost of Goods Sold and Other Operating Charges	31,297	1,425,519	426,309	(107,315)	1,775,810
Intercompany Activity	(1,143)	(436,982)	(97,980)	536,105	—
Freight Expense	—	92,975	—	—	92,975
Selling, General and Administrative Expense	—	54,671	4,605	—	59,276
Depreciation, Depletion and Amortization	4,609	164,334	27,170	(1,854)	194,259
Interest Expense	15,407	5,487	10	—	20,904
Taxes Other Than Income	3,492	155,254	11,432	—	170,178

Total Costs	53,662	1,461,258	371,546	426,936	2,313,402

Earnings (Loss) Before Income Taxes and Minority Interest	514,204	957,951	114,717	(1,058,884)	527,988
Income Tax Expense (Benefit)	17,477	53,935	(40,151)	—	31,261

Earnings (Loss) Before Minority Interest	496,727	904,016	154,868	(1,058,884)	496,727
Minority Interest	(3,459)	—	—	—	(3,459)

Net Income (Loss)	$493,268	$904,016	$154,868	$(1,058,884)	$493,268

Cash Flow for the Nine Months Ended September 30, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$298,387	$(212,137)	$104,119	$—	$190,369

Cash Flows from Investing Activities:
Capital Expenditures	$(3,827)	$(213,788)	$(69,647)	$—	$(287,262)
Investment in Equity Affiliates	—	46	1,855	—	1,901
Proceeds from Sale of 18.5% Interest in Gas Segment	—	420,167	—	—	420,167
Other Investing Activities	18,488	5,922	—	—	24,410

Net Cash Provided by (Used in) Investing Activities	$14,661	$212,347	$(67,792)	$—	$159,216

Cash Flows from Financing Activities:
(Payments on) Proceeds from Short-Term Debt	$(1,700)	$—	$2,200	$—	$500
Dividends Paid	(38,377)	—	—	—	(38,377)
Other Financing Activities	35,369	(284)	—	—	35,085

Net Cash (Used in) Provided by Financing Activities	$(4,708)	$(284)	$2,200	$—	$(2,792)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

Income Statement for the Nine Months Ended September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,499,977	$332,224	$—	$1,832,201
Freight—Outside	—	82,275	164	—	82,439
Other Income (including equity earnings)	164,761	141,046	9,722	(244,854)	70,675

Total Revenue and Other Income	164,761	1,723,298	342,110	(244,854)	1,985,315
Cost of Goods Sold and Other Operating Charges	18,376	1,233,938	298,866	(99,088)	1,452,092
Intercompany Activity	(388)	(17,912)	(87,669)	105,969	—
Freight Expense	—	82,275	164	—	82,439
Selling, General and Administrative Expense	—	49,494	4,557	—	54,051
Depreciation, Depletion and Amortization	4,595	156,518	24,951	(1,854)	184,210
Interest Expense	17,843	5,708	102	—	23,653
Taxes Other Than Income	2,671	130,789	9,833	—	143,293

Total Costs	43,097	1,640,810	250,804	5,027	1,939,738

Earnings (Loss) Before Income Taxes	121,664	82,488	91,306	(249,881)	45,577
Income Tax Expense (Benefit)	(9,250)	(24,671)	31,957	—	(1,964)

Earnings (Loss) before Cumulative Effect of Change in Accounting Principle	130,914	107,159	59,349	(249,881)	47,541
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$130,914	$190,532	$59,349	$(249,881)	$130,914

Cash Flow for the Nine Months Ended September 30, 2004:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(142,613)	$275,591	$62,355	$—	$195,333

Cash Flows from Investing Activities:
Capital Expenditures	$(7,688)	$(233,854)	$(57,552)	$—	$(299,094)
Investment in Equity Affiliates	—	(414)	(2,378)	—	(2,792)
Other Investing Activities	11,000	7,291	271	—	18,562

Net Cash Provided by (Used in) Investing Activities	$3,312	$(226,977)	$(59,659)	$—	$(283,324)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(20,000)	$—	$—	$—	$(20,000)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(37,811)	—	—	—	(37,811)
Withdrawal from Restricted Cash	190,000	918	—	—	190,918
Other Financing Activities	10,535	(4,535)	—	—	6,000

Net Cash Provided by (Used in) Financing Activities	$142,724	$(48,617)	$—	$—	$94,107

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2005

(Dollars in thousands, except per share data)

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

In June 2005, the FASB ratified a modification to the consensus reached by the Emerging Issues Task Force in EITF 04-06: “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The EITF clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Task Force noted that the consensus does not address the accounting for stripping costs incurred during the pre-production phase of a mine. In addition, the consensus in this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The effect of initially applying this consensus should be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

September 30, 2005

(Dollars in thousands, except per share data)

of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. We do not expect this guidance to have a significant impact on CONSOL Energy.

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. SFAS No. 123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. CONSOL Energy will implement SFAS No. 123R on January 1, 2006, as required. The expected impact of unvested stock options outstanding at September 30, 2005, under the modified prospective application, is approximately $5,300 of pre-tax expense for the year ended December 31, 2006.

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

General

CONSOL Energy had net income of $377 million for the three months ended September 30, 2005 compared to a loss of $12 million for the three months ended September 30, 2004. Net income for the 2005 period was improved primarily due to the $327 million gain on sale of 18.5% of CNX Gas Corporation. In July 2005, CONSOL Energy announced that it created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. In August 2005, CNX Gas sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420.2 million, which it used to pay a special dividend to CONSOL Energy. The gain on this transaction was $327.3 million. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Improved net income was also due to higher sales volumes and higher average sales prices for coal and gas. This increase was offset, in part, by higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to higher contract mining fee costs, higher supply costs, higher labor cost, and higher other post employment benefits per unit sold. Higher gas unit costs were primarily attributable to increased royalty expense, changes in imbalance amounts, increased power costs and firm transportation costs. Net income for the three months ended September 30, 2005 included higher income taxes than the 2004 period due primarily to higher pre-tax earnings, excluding the impact of the gain on sale of 18.5% of CNX Gas stock.

Total coal sales for the three months ended September 30, 2005 were 17.4 million tons, including sales by consolidated variable interest entities and our portion of sales by equity affiliates, of which 16.9 million tons were produced by CONSOL Energy operations, or sold from inventory of company-produced coal. This compares with total coal sales of 15.7 million tons for the three months ended September 30, 2004, of which 15.1 million tons were produced by CONSOL Energy operations or sold from inventory of company-produced coal. Overall, production of 16.8 million tons, of which 0.2 million tons are from consolidated variable interest entities and our portion of equity affiliates, increased 1.6 million tons from the 2004 period. McElroy Mine production increased 0.9 million tons related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Bailey Mine production increased 0.6 million tons due to improved productivity. Production also increased due to the reactivation of Emery Mine, which was idled in the 2004 period and the opening of the Miller Creek complex in October 2004. These increases in production were offset by a 0.3 million tons reduction at Buchanan Mine in the 2005 period. Buchanan Mine had an accident on September 16 with the mine’s skip hoist mechanism that lifts coal from the mine to the surface, causing coal production to be suspended. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery from our insurance carrier. The Buchanan Mine is expected to resume production sometime in November 2005.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 1.4% to 14.1 billion cubic feet in the three months ended September 30, 2005 compared with 13.9 billion cubic feet in the three months ended September 30, 2004. The increase in sales volumes is primarily due to an increase in production as a result of additional wells coming on line from the ongoing drilling program and results of the enhanced stimulation of existing frac wells (wells drilled into the coal seam). Our average sales price for coalbed methane gas, including sales of equity affiliates increased 23.1% to $6.08 per thousand cubic feet in the 2005 period compared with $4.94 per thousand cubic feet in the 2004 period.

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

In conjunction with the creation of CNX Gas, several CONSOL Energy executives resigned their positions with CONSOL Energy to become employees of the new company. They include: Ronald Smith, Executive Vice-President; Nicholas DeIuliis, Senior Vice President; and Gary Bench, Vice President. In addition, a separate Board of Directors has been created to govern CNX Gas. CONSOL Energy Director Philip Baxter resigned from the Board to become Chairman of the Board of CNX Gas. In addition, CONSOL Energy Board of Director members J. Brett Harvey, James Altmeyer, Sr., and Raj Gupta will serve on both boards.

In October 2005, CONSOL Energy announced the election of David C. Hardesty, Jr. to serve on the company’s board of directors. Mr. Hardesty is president of West Virginia University.

In October 2005, CONSOL Energy announced the Shoemaker Mine in West Virginia would be idled once the current longwall panels have been mined. Mining in the current longwall panels is expected to be complete in the spring of 2007. Shoemaker is CONSOL Energy’s only Pittsburgh Seam mine that does not have a full belt haulage system which moves coal from the face to the preparation plant. We would like to convert this mine to all belt haulage, but the current market price does not support the capital investment at this time. Once power generators complete plans for retrofitting scrubbers to remove sulfur dioxide, prices for Shoemaker coal should improve which may then support the reopening of the mine.

In October 2005, CNX Gas entered into a new credit agreement with a group of commercial lenders. The new credit agreement provides for a revolving credit facility in an initial aggregate outstanding principle amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principle amount of up to $300 million, including borrowings and letters of credit. As a result of entering into the new credit agreement, CNX Gas and its subsidiaries have executed a Supplemental Indenture and as of October 21, 2005 are again guarantors of the 7.875% notes. We are exploring the feasibility of an amendment to the indenture to remove CNX Gas guarantees from these notes.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net Income

Net income changed primarily due to the following items (table in millions):

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$624	$473	$151	31.9%
Produced Gas Sales	85	69	16	23.2%
Purchased Gas Sales	88	49	39	79.6%
Gain on Sale of 18.5% of CNX Gas	327	—	327	100.0%
Other Sales and Other Income	83	69	14	20.3%

Total Revenue and Other Income	1,207	660	547	82.9%
Coal Cost of Goods Sold—Produced and Purchased	444	391	53	13.6%
Produced Gas Cost of Goods Sold	31	28	3	10.7%
Purchased Gas Cost of Goods Sold	90	50	40	80.0%
Other Cost of Goods Sold	74	54	20	37.0%

Total Cost of Goods Sold	639	523	116	22.2%
Other	181	155	26	16.8%

Total Costs	820	678	142	20.9%

Earnings Before Income Taxes and Minority Interest	387	(18)	405	2,250.0%
Income Tax Expense (Benefit)	7	(6)	13	216.7%

Earnings Before Minority Interest	380	(12)	392	3,266.7%
Minority Interest	(3)	—	(3)	100.0%

Net Income	$377	$(12)	$389	3,241.7%

Net income for the 2005 period was improved primarily due to the gain on sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. CNX Gas received proceeds of $420.2 million, which it used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327.3 million. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Higher net income was also due to increased average sales prices for both coal and gas. These increases were offset, in part, by higher coal and gas unit costs. Higher coal unit costs were primarily due to higher contract mining fee costs, higher supply costs, higher labor cost, and higher other post employment benefits per unit sold. Higher gas unit costs were primarily attributable to increased royalty expense, changes in imbalance amounts, increased power costs and firm transportation costs. Net income for the three months ended September 30, 2005 included higher income taxes than the 2004 period due primarily to higher pre-tax earnings, excluding the impact of the gain on sale of 18.5% of CNX Gas stock.

Revenue

Revenue and other income increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Sales
Produced Coal (including related party)	$603	$448	$155	34.6%
Purchased Coal	21	25	(4)	(16.0)%
Produced Gas	85	69	16	23.2%
Purchased Gas	88	49	39	79.6%
Industrial Supplies	25	20	5	25.0%
Other	9	7	2	28.6%

Total Sales	831	618	213	34.5%
Freight Revenue (including related party)	31	21	10	47.6%
Gain on Sale of 18.5% of CNX Gas	327	—	327	100.0%
Other Income	18	21	(3)	(14.3)%

Total Revenue and Other Income	$1,207	$660	$547	82.9%

The increase in company produced coal sales revenue, including related party, during the 2005 period was due mainly to the increase in average sales price per ton.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.9	15.1	1.8	11.9%
Average Sales Price Per Ton	$35.58	$29.61	$5.97	20.2%

The increase in average sales price primarily reflects stronger prices negotiated in 2004 and early 2005 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. The increase was also attributable to pricing premiums due to improved quality on coal shipments. Sales tons in the 2005 period increased slightly over the 2004 period. Overall production of 16.7 million tons for the three months ended September 30, 2005 is improved 1.5 million tons compared to the three months ended September 30, 2004. McElroy Mine production increased 0.9 million tons related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Bailey Mine production increased 0.6 million tons due to improved productivity. Production also increased due to the reactivation of Emery Mine, which was idled in the 2004 period and the opening of the Miller Creek complex in October 2004. These increases in production were offset by a 0.3 million tons reduction at Buchanan Mine in the 2005 period. Buchanan Mine had an accident on September 16 with the mine’s skip hoist mechanism that lifts coal from the mine to the surface, causing coal production to be suspended. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery from our insurance carrier. The Buchanan Mine is expected to resume production sometime in November 2005.

The decrease in company-purchased coal sales revenue was due to lower sales volume of purchased coal.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.4	0.5	(0.1)	(20.0)%
Average Sales Price Per Ton	$51.57	$44.91	$6.66	14.8%

Lower revenue from purchased coal was related to the decrease in sales volumes in the 2005 period compared to the 2004 period. This decrease was offset, in part, by higher average sales prices in the period-to-period comparison. Higher average sales prices for purchased coal were primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets.

The increase in produced gas sales revenue was primarily due to an increase in average sales price per unit sold.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	14.1	13.9	0.2	1.4%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$6.05	$4.94	$1.11	22.5%

We believe the 2005 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The adverse affect of the recent hurricane season has shut-in significant portions of gulf coast gas, increasing the tight supply of gas leading to even higher prices in 2005. Higher sales volumes in the 2005 period were primarily the results of wells coming on line from the on-going drilling program and the results of the enhanced stimulation of existing frac wells (wells drilled into the coal seam). CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In the three months ended September 30, 2005, these financial cash flow hedges represented 17% of our produced gas sales volumes at an average price of $4.88 per thousand cubic feet. These financial cash flow hedges currently are expected to represent 18% of our estimated total 2005 produced sales volumes at an average price of $5.48 per thousand cubic feet. CONSOL Energy sold 69% of our produced gas sales volumes in the 2005 period under fixed price contracts at an average price of $4.62 per thousand cubic feet.

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy, as a result of increased demand for capacity on the Columbia interstate pipeline, CONSOL Energy purchased firm transportation capacity on the pipeline during 2005. This arrangement is expected to offset a portion of the expected impact from periodic curtailments. As of September 30, 2005, the purchased firm transportation capacity on the pipeline for the fourth quarter represents approximately 46% of our projected production for the same period. In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs. Average sales price received for purchased gas has increased due to the continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The adverse affect of the recent hurricane season has shut-in significant portions of gulf coast gas, increasing the tight supply of gas leading to even higher prices in 2005. Sales of purchased gas volumes have increased due to CONSOL Energy utilizing higher levels of firm transportation throughout the 2005 period that required us to purchase from and sell to other gas suppliers on a more regular basis.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	9.8	8.5	1.3	15.3%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$9.03	$5.83	$3.20	54.9%

The $5 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

The $2 million increase in other sales was primarily attributable to revenues from river barge towing. CONSOL Energy has undergone an initiative to increase towing revenues for outside parties due to no longer being restricted under the Jones Act Bowater exemption. Prior to February 2004, CONSOL Energy was more than 25% owned by a foreign company and was prohibited from providing river barge towing to third parties.

Freight revenue, outside and related party, is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

In July 2005, CONSOL Energy announced that it created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that will define various operating and service relationships between the two companies. In August 2005, CNX Gas sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420.2 million, which it used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327.3 million.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$2	$9	$(7)	(77.8)%
Interest Income	2	1	1	100.0%
Royalty Income	7	6	1	16.7%
Other miscellaneous	7	5	2	40.0%

Total other income	$18	$21	$(3)	(14.3)%

The 2005 period gain on sale of assets is primarily related to the sale of several previously closed operations. The 2004 gain on sale of assets was primarily related to the sale of coal leases, conveyance of associated surface property, the transfer of related mining permits and the related liabilities for a location in southern West Virginia that resulted in a pre-tax gain of approximately $7.4 million.

The increase of approximately $1.0 million in interest income in the 2005 period is due to higher earnings on short-term investments. Short-term investment balances have increased due to the cash received from the sale of 18.5% of CNX Gas.

Royalty income has increased in the 2005 period due primarily to higher prices for coal and gas received. Royalties owed to CONSOL Energy are typically based on sales price received for both coal and gas leased to third parties.

Other income increased approximately $2 million due to various transactions that occurred throughout both periods, none of which are individually material.

Costs

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$421	$367	$54	14.7%
Purchased Coal	24	23	1	4.3%
Produced Gas	31	28	3	10.7%
Purchased Gas	90	50	40	80.0%
Industrial Supplies	29	27	2	7.4%
Closed and Idle Mines	16	17	(1)	(5.9)%
Other	28	11	17	154.5%

Total Cost of Goods Sold	$639	$523	$116	22.2%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a 11.9% increase in sales volumes and a 2.4% increase in the cost per ton of coal sold.

	2005 Period	2004 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.9	15.1	1.8	11.9%
Average Cost of Goods Sold and Other Charges Per Ton	$24.86	$24.27	$0.59	2.4%

Cost of goods sold and other charges for produced coal increased due mainly to higher sales volumes in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Higher sales volumes were primarily due to additional volumes being available for sale due to higher production levels. Average cost of goods sold and other charges for produced coal also increased due to higher unit costs for produced coal. Increased unit costs are attributable to higher contract mining fee costs, higher supply costs, higher labor cost, and higher other post employment benefits per unit sold. Higher contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Higher supply costs were attributable to increased maintenance costs and increased cost for steel, rubber products, petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Higher supply costs were also related to difficult mining conditions in certain locations which increase costs on a per unit of output basis. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units. Labor rates were increased in order to stay competitive in certain labor markets. Increased other post employment benefits were primarily due to the impact of the cost increases for medical and drug benefits. These increases in costs were offset, in part, by reduced Combined Fund premiums related to a premium differential that was paid in the 2004 period. CONSOL Energy currently anticipates that 1992 Fund premiums will increase approximately $3-$5 million for the 2006 plan year. Also, due to the recent insured losses at our mines, property and business interruption insurance coverage may be difficult to renew at the current pricing levels and terms.

Purchased coal cost of goods sold and other charges increased in the 2005 period compared to the 2004 period.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.4	0.5	(0.1)	(20.0)%
Average Cost of Goods Sold and Other Charges Per Ton	$58.49	$42.71	$15.78	36.9%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Gas cost of goods sold and other charges increased due primarily to increased unit costs.

	2005 Period	2004 Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	14.1	13.9	0.2	1.4%
Average Cost Per Thousand Cubic Feet	$2.22	$2.02	$0.20	9.9%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased royalty expense, changes in imbalance amounts, increased power costs and firm transportation costs. Royalty expense increased approximately $0.10 per thousand cubic feet in the 2005 period compared to the 2004 period primarily due to the 22.5% increase in average sales price per thousand cubic feet in the same periods. Average unit costs have also increased approximately $0.04 per thousand cubic feet in the period-to-period comparison due to changes in the gas imbalance amounts. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The gas imbalance has shifted from an over-delivered position to an under-delivered position in the 2005 period compared to the 2004 period. The increase in imbalance cost per unit sold was offset by corresponding increases in gas sales revenue. Unit costs also increased $.03 per thousand cubic feet due to higher power costs in the period-to-period comparison. Higher power costs were due to converting several gas powered compressor stations to electric power. Additionally, the average cost per thousand cubic feet of gas sold increased due to a $0.01 increase per thousand cubic feet of gas sold related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline access in the 2005 period. The purchased fixed capacity on the pipeline for the fourth quarter 2005 represents approximately 46% of our projected production for the same period.

In connection with the purchase of firm transportation capacity on the Columbia pipeline, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. CONSOL Energy believes this type of transaction will continue as a result of increased demands on the Columbia pipeline.

	2005 Period	2004 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	9.8	8.5	1.3	15.3%
Average Cost Per Thousand Cubic Feet	$9.17	$5.88	$3.29	56.0%

Average costs of purchased gas have increased reflecting the average increase in market price of gas. Volumes of purchased gas have increased due to CONSOL Energy utilizing higher levels of firm transportation throughout the 2005 period that required us to purchase from and sell to other gas suppliers on a more regular basis.

Industrial supplies cost of goods sold increased primarily due to higher sales volumes and unit cost increases.

Closed and idle mine cost of goods sold and other charges decreased approximately $1 million in the 2005 period compared to the 2004 period. This decrease was primarily due to several law changes in the state of West Virginia related to workers’ compensation. The effects of these law changes lowered closed and idled workers’ compensation expense by approximately $2 million. This improvement was offset, in part, by higher interest accretion on perpetual water care obligations due to increases in the present value of obligations for these liabilities compared to the prior year period.

Miscellaneous cost of goods sold and other charges increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Buchanan mine fire	$2	$—	$2	100.0%
Buchanan skip damage	1	—	1	100.0%
Bank fees	2	3	(1)	(33.3)%
Incentive compensation	2	(5)	7	140.0%
Sales contract buy outs	—	4	(4)	(100.0)%
Litigation settlements and contingencies	8	(1)	9	900.0%
Stock-based compensation expense	1	—	1	100.0%
Miscellaneous transactions	12	10	2	20.0%

Total Miscellaneous Cost of Goods Sold and Other Charges	$28	$11	$17	154.5%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred for the Buchanan Mine fire, net of recognized insurance recovery, for the quarter ended September 30, 2005 were $2 million. This incident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery for business interruption claims from our insurance carrier.

On September 16, 2005, CONSOL Energy’s Buchanan Mine also had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Expenses related to clean up of the damaged hoist for the quarter ended September 30, 2005 were approximately $1.0 million. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery from our insurance carrier.

The decrease in bank fees in the 2005 period is primarily related to the new credit facility that was put in place on April 1, 2005. The new facility lowered related fees, increased borrowing capacity and extended the terms of the previous facility.

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

In the 2004 period, an agreement was made with a coal customer to release tons committed under lower priced contracts for sale to other customers at higher pricing. This agreement resulted in approximately $4 million of expense in the 2004 period.

Litigation settlements and contingencies increased in the 2005 period compared to the 2004 period. The increase is attributable to a proposed settlement agreement with certain lessors in western Kentucky which would require the transfer of certain properties and permits, as well as a cash payment to the lessors, with the lessors assuming all reclamation liability for the mine property which is being transferred. Various other contingencies were incurred in both periods, none of which are individually material.

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

Miscellaneous cost of goods sold and other charges increased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Freight expense	$31	$21	$10	47.6%

Selling, general and administrative costs have increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$8	$4	$4	100.0%
Wages and salaries	7	6	1	16.7%
Other	9	8	1	12.5%

Total Selling, General and Administrative	$24	$18	$6	33.3%

Costs of professional consulting and other purchased services were higher in the 2005 period compared to the 2004 period primarily due to services provided that were related to various corporate initiatives.

Wages and salaries have increased in the quarter-to-quarter comparison due to the annual performance increases, increased employee count and salary restructuring as a result of the completion of compensation studies.

Other selling, general and administrative cost increased approximately $1 million due to various transactions that occurred throughout both periods, none of which are individually material.

Depreciation, depletion and amortization increased due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Coal	$52	$52	$—	—%
Gas:
Production	6	6	—	—
Gathering	3	2	1	50.0%

Total Gas	9	8	1	12.5%
Other	3	3	—	—

Total Depreciation, Depletion and Amortization	$64	$63	$1	1.6%

Gas gathering depreciation, depletion and amortization increased slightly in the period-to-period comparison due to additional gathering lines being placed in service after the 2004 period. Gathering depreciation, depletion and amortization is recorded on a straight-line basis.

Interest expense increased in the 2005 period compared to the 2004 period.

	2005 Period	2004 Period	Dollar Variance	Percentage Change
12 year and 15 year secured notes	$6	$6	$—	—%
Other	1	—	1	100.0

Total Interest Expense	$7	$6	$1	16.7%

Other interest expense increased due to reduced amounts of interest capitalized in the 2005 period compared to the 2004 period. The reduced capitalized interest was attributable to the lower level of capital projects funded from operating cash flow, primarily due to the completion of the McElroy expansion project.

Taxes other than income increased primarily due to the following items:

	2005 Period	2004 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$33	$29	$4	13.8%
Gas	3	2	1	50.0%

Total Production Taxes	36	31	5	16.1%
Other taxes:
Coal	16	14	2	14.3%
Gas	1	1	—	—%
Other	1	1	—	—%

Other	18	16	2	12.5%

Total Taxes Other Than Income	$54	$47	$7	14.9%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher average sales price for coal and higher sales volumes.

Increased gas production taxes are primarily due to higher severance taxes attributable to higher average sales price for gas and higher sales volumes.

Other coal taxes have increased primarily due to higher payroll taxes attributable to additional labor expense. Additional labor expenses were attributable to an increase in employee-counts at September 2005 compared to September 2004. Other coal taxes have also increased due to lower miscellaneous tax credits from the state of Virginia, which are based on tonnage produced in that state. Due to various difficulties, previously discussed, at CONSOL Energy’s Buchanan mine, production for the quarter ended September 2005 is lower than production for the quarter ended September 2004.

Income Taxes

	2005 Period	2004 Period	Variance	Percentage Change
Earnings Before Income Taxes	$387	$(18)	$405	2,250.0%
Tax Expense (Benefit)	$7	$(6)	$13	216.7%
Effective Income Tax Rate	1.9%	37.0%	(35.1)%

CONSOL Energy’s effective tax rate for the three months ended September 30, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% of CNX Gas stock, as previously discussed. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. CONSOL Energy’s effective tax rate is also sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net Income

Net income changed primarily due to the following items (table in millions):

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased (Outside and Related Party)	$1,878	$1,484	$394	26.5%
Produced Gas Sales	228	206	22	10.7%
Purchased Gas Sales	158	65	93	143.1%
Gain on Sale of 18.5% of CNX Gas	327	—	327	100.0%
Other Sales and Other Income	250	230	20	8.7%

Total Revenue and Other Income	2,841	1,985	856	43.1%
Coal Cost of Goods Sold—Produced and Purchased	1,280	1,140	140	12.3%
Produced Gas Cost of Goods Sold	84	76	8	10.5%
Purchased Gas Cost of Goods Sold	160	66	94	142.4%
Other Cost of Goods Sold	252	170	82	48.2%

Total Cost of Goods Sold	1,776	1,452	324	22.3%
Other	538	487	51	10.5%

Total Costs	2,314	1,939	375	19.3%

Earnings (Loss) before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	527	46	481	1,045.7%
Income Tax Expense (Benefit)	31	(2)	33	1,650.0%

Earnings Before Minority Interest and Cumulative Effect of Change in Accounting Principle	496	48	448	933.3%
Minority Interest	(3)	—	(3)	(100.0)%

Earnings Before Cumulative Effect of Change in Accounting Principle	493	48	445	927.1%
Cumulative Effect of Change in Accounting Principle	—	83	(83)	(100.0)%

Net Income	$493	$131	$362	276.3%

Earnings before cumulative effect of change in accounting for the 2005 period were improved primarily due to the gain on sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. CNX Gas received proceeds of $420.2 million, which it used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327.3 million. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Earnings before cumulative effect of change in accounting were also improved due to increased average sales prices for both coal and gas and increased volume of produced coal sold. These increases were offset, in part, by costs related to the Buchanan Mine fire and by higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to increased supply costs, higher labor costs, higher contractor mining fees and higher other post-employment benefits. Higher gas unit costs were primarily due to higher gas well maintenance expenses, enhanced stimulation on existing frac wells (wells drilled into the coal seam) expenses, imbalance charges, firm transportation expenses and power costs. Net income in the 2004 period included a cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded its workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy records its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. Net income in the 2005 period included additional income tax expense due primarily to higher pre-tax earnings.

Revenue

Revenue and other income increased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Sales
Produced Coal-Outside and Related Party	$1,819	$1,424	$395	27.7%
Purchased Coal	59	60	(1)	(1.7)%
Produced Gas	228	206	22	10.7%
Purchased Gas	158	65	93	143.1%
Industrial Supplies	68	58	10	17.2%
Other	25	19	6	31.6%

Total Sales	2,357	1,832	525	28.7%
Freight Revenue (Outside and Related Party)	93	82	11	13.4%
Gain on Sale of 18.5% of CNX Gas	327	—	327	100.0%
Other Income	64	71	(7)	(9.9)%

Total Revenue and Other Income	$2,841	$1,985	$856	43.1%

The increase in company produced coal sales revenue, including related party, during the 2005 period was due to the increase in average sales price per ton and increased sales volumes.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	51.3	48.6	2.7	5.6%
Average Sales Price Per Ton	$35.42	$29.29	$6.13	20.9%

The increase in average sales price primarily reflects stronger prices negotiated in 2004 and early 2005 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. The increase was also attributable to pricing premiums due to improved quality on coal shipments. The increase in tons sold was due primarily to increased production of approximately 2.8 million tons. Production increases at McElroy, Loveridge, Bailey, the reactivation of Emery Mine in the 2004 period and the opening of the Miller Creek complex in October 2004, offset, in part, by a decrease in production at Buchanan and Enlow Fork. The McElroy production increase is related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. Loveridge production increase is due to the mine operating for the full nine months of the 2005 period compared to only a portion of the 2004 period due to the fire at this location in 2003. Bailey’s production increase is primarily related to increased productivity. Buchanan production has decreased in the 2005 period due to a fire that developed in the mine after a large rock fall behind its longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Buchanan resumed production on June 16, 2005. On September 16, 2005, CONSOL Energy’s Buchanan Mine also had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Repairs are expected to be completed sometime in November 2005. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery from our insurance carrier. Enlow Fork production has decreased due to experiencing poor mining conditions in the 2005 period.

The decrease in company-purchased coal sales revenue was due to reduced sales volumes, offset, in part, by increased average sales price per ton of purchased coal.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.1	1.7	(0.6)	(35.3)%
Average Sales Price Per Ton	$52.06	$36.03	$16.03	44.5%

Decreased revenue from company-purchased coal sales was due primarily to lower sales volumes in the 2005 period compared to the 2004 period. The decreased sales volumes were offset, in part, by higher average sales price primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets.

The increase in gas sales revenue was due primarily to a higher average sales price per thousand cubic feet sold in the 2005 period compared to the 2004 period.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	40.8	40.5	0.3	0.7%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$5.59	$5.07	$0.52	10.3%

We believe the 2005 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The adverse affect of the recent hurricane season has shut-in significant portions of gulf coast gas, increasing the tight supply of gas leading to even higher prices in 2005. CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than a year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In the 2005 period, these financial cash flow hedges represented approximately 19% of our produced gas sales volumes at an average price of $5.65 per thousand cubic feet. These financial cash flow hedges currently are expected to represent 18% of our estimated total 2005 produced sales volumes at an average price of $5.48 per thousand cubic feet. CONSOL Energy sold 52% of our produced gas sales volumes in the 2005 period under fixed price contracts at an average price of $4.53 per thousand cubic feet. Sales volumes increased slightly in the 2005 period compared to the 2004 period. Increased volumes are the result of wells coming on line from the on-going drilling program and the results of the enhanced stimulation of existing frac wells (wells drilled into the coal seam). These increases were offset, in part, by a reduction of 3.6 billion cubic feet because of the Buchanan Mine fire. Sales volumes were also reduced 0.9 billion cubic feet related to curtailments in CONSOL Energy’s shipment capacity on the Columbia interstate pipeline.

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy, as a result of increased demand for capacity on the Columbia interstate pipeline, CONSOL Energy purchased firm transportation capacity on the pipeline during 2005. This arrangement is expected to offset a portion of the expected impact from periodic curtailments. As of September 30, 2005, the purchased firm transportation capacity on the pipeline for the fourth quarter represents approximately 46% of our projected production for the same period. In April 2005, due to routine maintenance and construction activities, CONSOL Energy was given notice by Columbia regarding reductions in allowable gas flows. Interruptible gas was completely shut in and our contractual flows were reduced by approximately 60%. These reductions resulted in approximately $6.8 million of reduced revenues. Even though these scheduled reductions were lifted, CONSOL Energy anticipates that the pipeline constraints will be an on-going issue for the foreseeable future requiring the procurement of firm capacity.

In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs. Sales of purchased gas volumes have increased primarily due to CONSOL Energy utilizing higher levels of firm transportation throughout the 2005 period that required us to purchase from and sell to other gas suppliers. CONSOL Energy began to enter into this type of transaction in May of 2004.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	20.0	10.9	9.1	83.5%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$7.87	$6.02	$1.85	30.7%

The $10 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

The $6 million increase in other sales was attributable to revenues from river barge towing. CONSOL Energy has undergone an initiative to increase towing revenues from outside parties due to no longer being restricted under the Jones Act Bowater exemption. Prior to February 2004, CONSOL Energy was more than 25% owned by a foreign company and was prohibited from providing river barge towing to third parties.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

In July 2005, CONSOL Energy announced that it created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that will define various operating and service relationships between the two companies. In August 2005, CNX Gas sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420.2 million, which it used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327.3 million.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income.

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Gain on sale of assets	$13	$39	$(26)	(66.7)%
Harmar Trust Settlement	6	—	6	100.0%
Equity in income (loss) of affiliates	2	(4)	6	150.0%
Royalty income	19	14	5	35.7%
Other miscellaneous	24	22	2	9.1%

Total other income	$64	$71	$(7)	(9.9)%

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

The equity income of affiliates in the 2005 period is primarily attributable to CONSOL Energy’s portion of a gain on sale of land by the affiliate. The equity losses of affiliates in the 2004 period is due mainly to the equity losses related to Glennies Creek Mine operating results prior to the sale that occurred in February 2004.

Royalty income has increased in the 2005 period due primarily to higher prices for coal and gas received. Royalties owed to CONSOL Energy are typically based on sales price received for both coal and gas leased to third parties.

The $2 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,214	$1,082	$132	12.2%
Purchased Coal	66	58	8	13.8%
Produced Gas	84	76	8	10.5%
Purchased Gas	160	66	94	142.4%
Industrial Supplies	77	69	8	11.6%
Closed and Idle Mines	51	53	(2)	(3.8)%
Other	124	48	76	158.3%

Total Cost of Goods Sold	$1,776	$1,452	$324	22.3%

Increased cost of goods sold and other charges for company-produced coal were due mainly to a 6.2% increase in cost per ton of produced coal sold and a 5.6% increase in sales volumes.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	51.3	48.6	2.7	5.6%
Average Cost of Goods Sold and Other Charges Per Ton	$23.64	$22.25	$1.39	6.2%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, higher labor costs, higher contract mining fee costs and higher other post employment benefits per unit sold. Higher supply costs were attributable to increased maintenance costs and increased cost for steel, rubber products, petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Higher supply costs were also related to certain locations being in difficult mining conditions which increased costs on a per unit of output basis. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units. Labor rates were increased in order to stay competitive in certain labor markets. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased other post employment benefits were primarily due to the impact of cost increases for medical and drug benefits. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2005 period compared to the 2004 period. These increases in costs were offset, in part, by reduced Combined Fund premiums related to a premium differential that was paid in the 2004 period. CONSOL Energy currently anticipates that the 1992 Fund premiums will increase approximately $3-$5 million for the 2006 plan year. Also, due to the recent insured losses at our mines, property and business interruption insurance coverage may be difficult to renew at the current pricing levels and terms.

Purchased coal cost of goods sold and other charges increased in the 2005 period compared to the 2004 period.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.1	1.7	(0.6)	(35.3)%
Average Cost of Goods Sold and Other Charges Per Ton	$58.22	$34.71	$23.51	67.7%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals, offset, in part, by reduced volumes of purchased tons sold.

Gas cost of goods sold and other charges increased due primarily to increased unit costs.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	40.8	40.5	0.3	0.7%
Average Cost Per Thousand Cubic Feet	$2.05	$1.88	$0.17	9.0%

The increase in average cost per thousand cubic feet of gas sold was attributable to higher gas well and pipeline maintenance expenses. Gas well maintenance increased due to additional wells being serviced in the 2005 period compared to the 2004 period. Gas well maintenance expenses were also increased due to the initiation of an enhancement program on frac wells (wells drilled into the coal seam) in an attempt to stimulate additional production during the shutdown of Buchanan Mine. Pipeline maintenance expenses have increased in the period-to-period comparison due to accelerated maintenance that was re-scheduled to coincide with the curtailment on the Columbia interstate pipeline. Increased unit costs were also attributable to a $0.04 increase per thousand cubic feet related to the purchase of firm transportation capacity on the Columbia Gas Transmission Corporation’s interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline access in the 2005 period. CONSOL Energy began to purchase firm transportation capacity on the pipeline in May 2004. The purchased fixed capacity on the pipeline for the fourth quarter 2005 represents approximately 46% of our projected production for the same period. A $0.04 increase in average cost per thousand cubic feet of gas was also attributable to gas imbalance on the pipeline. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The gas imbalance has shifted from an over-delivered position to an under-delivered position in the 2005 period compared to the 2004 period. The increase in imbalance cost per unit sold was offset by corresponding increases in gas sales revenue. Unit costs also increased $.02 per thousand cubic feet due to higher power costs in the period-to-period comparison. Higher power costs were due to converting several gas powered compressor stations to electric power.

In connection with the purchase of firm transportation capacity on the Columbia pipeline, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. CONSOL Energy believes this type of transaction may continue as a result of increased capacity demands on the Columbia pipeline.

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	20.0	10.9	9.1	83.5%
Average Cost Per Thousand Cubic Feet	$7.98	$6.07	$1.91	31.5%

Purchased gas volumes have primarily increased due to CONSOL Energy purchasing firm transportation on a regular basis throughout the 2005 period that required us to purchase from and sell to other gas suppliers. CONSOL Energy began to enter into this type of transaction in May of 2004. Average costs of purchased gas have also increased reflecting the average increase in market price of gas.

Industrial supplies cost of goods sold increased $8 million primarily due to higher sales volumes and higher unit costs.

Closed and idle mine cost of goods sold was reduced $2 million in the 2005 period compared to the 2004 period primarily due to lower workers’ compensation expense. Workers’ compensation expense related to closed and idled locations has decreased $7 million primarily due to several law changes in the state of West Virginia related to workers’ compensation. Lower expenses were also due to Emery and Loveridge mines being inactive for a portion of the 2004 period. These mines were in active production status throughout the 2005 period. These improvements were offset, in part, by higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were a result of updated engineering surveys. Survey adjustments resulted in $4 million of additional expense in the 2005 period for closed and idled locations compared to the results of the survey adjustments in the 2004 period. Higher closed and idle mine cost of goods sold were also due to various other transactions that occurred throughout both periods, none of which were individually material.

Miscellaneous cost of goods sold and other charges increased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Buchanan Mine fire	$33	$—	$33	100.0%
Buchanan Skip Damage	1	—	1	100.0%
Sales contract buy outs	13	9	4	44.4%
Other post employment benefit curtailment gain	—	(3)	3	100.0%
Buckeye landfill superfund site liability transfer	—	(1)	1	100.0%
Bank fees	10	8	2	25.0%
Stock-based compensation expense	3	1	2	200.0%
Litigation settlements and contingencies	7	(2)	9	450.0%
Incentive compensation	16	10	6	60.0%
Miscellaneous transactions	41	26	15	57.7%

Total Miscellaneous Cost of Goods Sold and Other Charges	$124	$48	$76	158.3%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred, net of recognized insurance recovery, for the year to date period ended September 30, 2005 were $33 million. This incident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery for business interruption claims from our insurance carrier.

On September 16, 2005, CONSOL Energy’s Buchanan Mine also had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Expenses related to clean up of the damaged hoist for the year to date period ended September 30, 2005 were approximately $1 million. The accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery from our insurance carrier.

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

The increase in bank fees in the 2005 period is primarily related to the expense of previously unamortized bank fees related to amending the existing credit facility on April 1, 2005. The new facility increased the borrowing capacity and extended the terms of the previous facility.

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

Litigation settlements and contingencies increased in the 2005 period compared to the 2004 period. The increase is attributable to a proposed settlement agreement with certain lessors in western Kentucky which would require the transfer of certain properties and permits, as well as a cash payment to the lessors, with the lessors assuming all reclamation liability for the mine property which is being transferred. Various other contingencies were incurred in both periods, none of which are individually material.

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

Miscellaneous cost of goods sold and other charges increased $15 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$93	$82	$11	13.4%

Selling, general and administrative costs have increased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$14	$11	$3	27.3%
Wages and salaries	20	19	1	5.3%
Other	25	24	1	4.2%

Total Selling, General And Administrative	$59	$54	$5	9.3%

Costs of professional consulting and other purchased services were higher in the 2005 period compared to the 2004 period primarily due to services provided for various corporate initiatives.

Wages and salaries have increased in the quarter-to-quarter comparison due to the annual performance increases, increased employee count and salary restructuring as a result of the completion of compensation studies.

Other selling, general and administrative costs increased approximately $1 million due to various transactions that occurred throughout both periods, none of which are individually material.

Depreciation, depletion and amortization increased due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Coal	$158	$150	$8	5.3%
Gas:
Production	17	16	1	6.3%
Gathering	9	8	1	12.5%

Total Gas	26	24	2	8.3%
Other	10	10	—	—%

Total Depreciation, Depletion and Amortization	$194	$184	$10	5.4%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2004 period. Equipment and airshafts have been placed in service at Bailey, Enlow, Shoemaker, McElroy and Loveridge that have increased depreciation, depletion and amortization. Increased depreciation, depletion and amortization was also attributable to expansion projects, such as McElroy and Bailey refuse area and plant expansion, that were completed and in service in the 2005 period. Higher production volumes also attributed to increases in depreciation, depletion and amortization in the 2005 period.

The increase in gas production depreciation, depletion and amortization was primarily due to higher unit-of-production rates in the 2005 period compared to the 2004 period. Rates were recalculated as of April 1, 2005 using updated reserve information.

Gas gathering depreciation, depletion and amortization increased in the period-to-period comparison due to additional gathering lines being placed in service after the 2004 period. Gathering depreciation, depletion and amortization is recorded on a straight-line basis.

Interest expense decreased in the 2005 period compared to the 2004 period.

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Short-term borrowings	$—	$3	$(3)	(100.0)%
12 year and 15 year secured notes	18	20	(2)	(10.0)%
Other	3	1	2	200.0%

Total Interest Expense	$21	$24	$(3)	(12.5)%

Interest expense on short-term borrowings decreased primarily due to a reduction in the average outstanding balance under short-term borrowings in the 2005 period compared to the 2004 period. The average outstanding balance was approximately $9 million in the 2005 period compared to the $80 million in the 2004 period.

The decrease in interest expense related to the 12-year and 15-year secured notes is attributable to the scheduled long-term debt payment of $45 million for the 12-year secured note in June 2004.

Other interest expense increased $2 million due to reduced amounts of interest capitalized in the 2005 period compared to the 2004 period. The reduced capitalized interest was attributable to the lower level of capital projects funded from operating cash flow, primarily due to the completion of the McElroy expansion project.

Taxes other than income increased primarily due to the following items:

	2005 Year to Date Period	2004 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$104	$86	$18	20.9%
Gas	7	6	1	16.7%

Total Production Taxes	111	92	19	20.7%
Other taxes:
Coal	50	44	6	13.6%
Gas	3	2	1	50.0%
Other	6	5	1	20.0%

Other	59	51	8	15.7%

Total Taxes Other Than Income	$170	$143	$27	18.9%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher coal volumes and higher average sales price.

Increased gas production taxes are primarily due to higher severance taxes attributable to higher average sales price for gas and higher sales volumes.

Other coal taxes and other miscellaneous taxes increased primarily due to higher payroll taxes attributable to additional labor expense. Additional labor expenses were attributable to an increase in employee counts at September 2005 compared to September 2004 and higher labor rates in the period-to-period comparison. Other coal taxes have also increased due to lower miscellaneous tax credits from the state of Virginia, which are based on tonnage produced in that state. Due to various difficulties, as previously discussed, at CONSOL Energy’s Buchanan mine, Virginia-based production for the nine months ended September 2005 is lower than production for the nine months ended September 2004.

Other gas taxes have increased due to various transactions that have occurred throughout both periods, none of which are individually material.

Income Taxes

	2005 Year to Date Period	2004 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes and Minority Interest	$527	$46	$481	1,045.7%
Tax Expense (Benefit)	31	(2)	33	1,650.0%
Effective Income Tax Rate	5.9%	(4.3)%	10.2%

CONSOL Energy’s effective tax rate for the nine months ended September 30, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% of CNX Gas stock, as previously discussed. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. CONSOL Energy’s effective tax rate is also sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Cumulative Effect of Change in Accounting

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded its workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy recorded its liability on a discounted basis, which has been actuarially determined using various assumptions, including discount rate and future cost trends. CONSOL Energy believed this change was preferable since it aligns the accounting with our other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with our industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

As a result of the change, CONSOL Energy reduced its workers’ compensation liability by $136 million and reduced its related deferred tax asset by $53 million. The cumulative effect adjustment recognized upon adoption was a gain of $83 million, net of a tax cost of approximately $53 million.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. On April 1, 2005, CONSOL Energy amended its credit facility to increase the borrowing capacity, reduce cost and extend the term. The amended facility features a five-year, $750 million revolving credit facility, replacing the previous $600 million credit facility, which included a Tranche B credit-linked deposit facility of $200 million. The amended facility is guaranteed and secured by liens on substantially all of the assets of CONSOL Energy and its wholly-owned subsidiaries. The gas business guarantees and the gas business assets that were previously pledged as collateral security for the amended credit facility were released on August 8, 2005 in conjunction with the partial divestiture of CNX Gas Corporation which was provided for within the amended facility. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.09 to 1.00 at September 30, 2005. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 28.75 to 1.00 at September 30, 2005. At September 30, 2005, this facility had approximately $339 million letters of credit issued and had no outstanding borrowings, leaving approximately $411 million of unused capacity.

In October 2005, CNX Gas entered into a new credit agreement with a group of commercial lenders. The new credit agreement provides for a revolving credit facility in an initial aggregate outstanding principle amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principle amount of up to $300 million, including borrowings and letters of credit. As a result of entering into the new credit agreement, CNX Gas and its subsidiaries have executed a Supplemental Indenture and as of October 21, 2005 are again guarantors of the 7.875% notes. We are exploring the feasibility of an amendment to the indenture to remove CNX Gas guarantees from these notes.

CONSOL Energy and certain of its U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in 2006. At September 30, 2005, there were no accounts receivable removed from the consolidated balance sheet related to this facility. Repayments of $125.0 million were included in cash flows from operating activities in the consolidated statement of cash flows for the nine months ended September 30, 2005.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length from a single day to greater than one year. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $50.3 million (net of $31.5 million of deferred tax) at September 30, 2005. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months and nine months ended September 30, 2005.

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

Cash Flows (in millions)

	2005 Year to Date Period	2004 Year to Date Period	Change
Cash flows from operating activities	$190	$195	$(5)
Cash provided by (used in) investing activities	$159	$(283)	$442
Cash provided by (used in) financing activities	$(3)	$94	$(97)

Cash flows from operating activities have decreased primarily due to the following items:

•	Operating cash flows were lower in the 2005 period compared to the 2004 period due to amounts paid related to the account receivable securitization program. Under the accounts receivable securitization facility, approximately $125 million was repaid during the nine months ended September 30, 2005 compared to $6 million repaid, net of receipts from the facility in the nine months ended September 30, 2004.

•	Approximately $25 million of insurance payments were collected in the nine months ended September 30, 2004 related to the Loveridge Mine fire. Accounts receivable from the recognized insurance recoveries related to the Buchanan Mine fire were recorded in the nine months ended September 30, 2005.

•	Operating cash flows improved $122 million due to increases in earnings before cumulative effect of change in accounting and excluding the gain on sale of 18.5% of CNX Gas, as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating cash flows were also improved due to various changes in working capital throughout both periods.

Net cash used in or provided by investing activities changed primarily due to the following items:

•	Proceeds of $420 million were received from the sale of 18.5% of CNX Gas. In July 2005, CONSOL Energy announced that it created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that will define various operating and service relationships between the two companies. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy.

•	Capital expenditures were $287 million in the 2005 period compared to $299 million in the 2004 period. 2004 capital expenditures were higher due to the purchase of longwall shields at Bailey Mine and development work at Loveridge and McElroy mines.

•	Proceeds from the sale of assets were $32 million in the 2005 period compared to $23 million in the 2004 period. Proceeds in the 2005 period are related to the sale and subsequent lease back of the corporate office building and proceeds related to the sale of various properties held by CONSOL Energy throughout the period. Proceeds in the 2004 period were due to sale of CONSOL Energy’s stock in its wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. and the sale of various properties held by CONSOL Energy throughout the period.

Net cash used in or received from financing activities changed primarily due to the following items:

•	In the 2005 period, approximately $2 million was paid on outstanding borrowings from the revolving credit facility compared to $20 million of payments against the revolving credit facility in the 2004 period.

•	Schedule debt repayments of $45 million were made in 2004.

•	$35 million of stock was issued in the nine months ended September 30, 2005 compared to $11 million issued in the nine months ended September 30, 2004. Stock issuances in both periods were a result of stock option exercises.

•	Previously restricted cash of $190 million was released due to the completion of a $600 million debt facility in the nine months ended September 30, 2004.

The following is a summary of our significant contractual obligations at September 30, 2005 (in thousands):

Payments due by Year

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Short-Term Notes Payable	$2,200	$—	$—	$—	$2,200
Gas Firm Transportation Obligation	2,131	1,638	1,434	4,268	9,471
Purchase Order Firm Commitments	10,104	—	—	—	10,104
Long-term Debt	3,909	50,791	4,614	371,638	430,952
Operating Lease Obligations	27,223	49,029	30,002	15,526	121,780

Total Contractual Obligations	$45,567	$101,458	$36,050	$391,432	$574,507

Additionally, we have long-term liabilities relating to other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. We estimate payments, net of any applicable trust reimbursements, related to these items at September 30, 2005 (in thousands) to be:

Payments due by Year

Within 1 Year	1-3 Years	3-5 Years	Total
$305,307	$561,780	$577,004	$1,444,091

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

Debt

At September 30, 2005, CONSOL Energy had total long-term debt of $432 million outstanding, including current portion of long-term debt of $4 million and short-term notes payable of $2 million. The long-term debt consisted of:

•	An aggregate principal amount of $249 million of 7.875% notes due in 2012 ($250 million face amount of notes, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s wholly owned subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$32 million in advance royalty commitments with an average interest rate of 7.663% per annum;

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 4.32% due at various dates ranging from 2005 through 2031.

At September 30, 2005, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $339 million of letters of credit outstanding under the senior revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $917 million at September 30, 2005 and $469 million at December 31, 2004. Comprehensive losses have been recognized for recognition of minimum pension liabilities, various miscellaneous cash flow hedges and an interest rate lock agreement. These transactions were reflected as comprehensive losses and have decreased stockholders’ equity by approximately $134 million, net of tax. See Consolidated Statements of Stockholders’ Equity.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
October 28, 2005	$0.14	November 8, 2005	November 25, 2005
July 29, 2005	$0.14	August 8, 2005	August 24, 2005
April 25, 2005	$0.14	May 9, 2005	May 27, 2005
January 28, 2005	$0.14	February 10, 2005	February 25, 2005

Current outstanding indebtedness of CONSOL Energy does not restrict CONSOL Energy’s ability to pay cash dividends up to $0.56 per share per fiscal year, except that the credit facility would not permit dividend payments in the event of a default. The limitation on paying cash dividends up to $0.56 per share per fiscal year will not apply if the leverage ratio covenant is 1.00 to 1.00 or less. This ratio was 0.09 to 1.00 at September 30, 2005.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

In June 2005, the FASB ratified a modification to the consensus reached by the Emerging Issues Task Force in EITF 04-06: “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The EITF clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Task Force noted that the consensus does not address the accounting for stripping costs incurred during the pre-production phase of a mine. In addition, the consensus in this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The effect of initially applying this consensus should be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. SFAS No. 123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. CONSOL Energy will implement SFAS No. 123R on January 1, 2006, as required. The expected impact of unvested stock options outstanding at September 30, 2005, under the modified prospective application, is approximately $5.3 million of pre-tax expense for the year ended December 31, 2006.

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

Sensitivity analyses of the incremental effects on pre-tax income for the nine months ended September 30, 2005 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of September 30, 2005 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$33.0	$78.7

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to 2005 and 2006 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a loss of $50.3 million (net of $31.5 million of deferred tax) at September 30, 2005. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months and nine months ended September 30, 2005. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2005, CONSOL Energy had $431 million aggregate principal amount of debt outstanding under fixed-rate instruments and no aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to its senior revolving credit facility. CONSOL Energy’s senior revolving credit facility bore interest at a weighted average rate of 6.3% during the nine months ended September 30, 2005. Due to the level of borrowings against this facility in the nine months ended September 30, 2005, a 100 basis-point increase in the average rate for CONSOL Energy’s senior revolving credit facility would not have significantly decreased net income for the period.

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

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, incorporated by reference from Exhibit 10.78 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, incorporated by reference from Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

10.69	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference from Exhibit 10.69 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.70	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference from Exhibit 10.70 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.71	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference from Exhibit 10.71 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.72	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference from Exhibit 10.72 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.73	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference from Exhibit 10.73 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.74	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference from Exhibit 10.74 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.75	Amendment No. 2 to Collateral Trust Agreement dated as of April 1, 2005, incorporated by reference from Exhibit 10.75 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.76	Amendment No. 1 to Security Agreement, Pledge Agreement, Patent, Trademark and Copyright Security Agreement and Regulated Substances Certificate and Indemnity Agreement dated as of August 8, 2005, incorporated by reference from Exhibit 10.76 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.77	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference from Exhibit 10.77 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

10.79	Change in Control Agreement of P. Jerome Richey, dated as of August 12, 2005, incorporated by reference from Exhibit 10.79 to the Form 8-K for the event dated August 12, 2005, filed on August 18, 2005.

10.80	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference from Exhibit 10.80 to the Form 8-K for the event dated August 16, 2005, filed on August 19, 2005.

10.81	Offer Letter to Ronald E. Smith, dated as of August 16, 2005, incorporated by reference from Exhibit 10.81 to the Form 8-K for the event dated August 16, 2005, filed on August 19, 2005.

10.82	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference from Exhibit 10.82 to the Form 8-K for the event dated October 7, 2005, filed on October 13, 2005.

10.83	Summary of Non-Employee Director Compensation, incorporated by reference from Exhibit 10.83 to the Form 8-K for the event dated October 18, 2005, filed on October 24, 2005.

10.84	Non-Employee Director Option Grant Notice, as amended, incorporated by reference from Exhibit 10.84 to the Form 8-K for the event dated October 18, 2005, filed on October 24, 2005.

10.85	Summary of the Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference from Exhibit 10.85 to the Form 8-K for the event dated October 18, 2005, filed on October 24, 2005.

10.86	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among CONSOL Energy Inc., and PNC Bank, National Association and Citicorp North America, Inc., as agents.

14.1	Code of Employee Business Conduct and Ethics, as amended, incorporated by reference from Exhibit 10.86 to the Form 8-K for the event dated October 18, 2005, filed on October 24, 2005.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.
Date:November 7, 2005

	By:	/s/ J. BRETT HARVEY
President and Chief Executive Officer
(Duly Authorized Officer)

	By:	/s/ WILLIAM J. LYONS
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)