Form 10-K
period 2005-12-31
CONSOL ENERGY INC
filed 2006-03-15
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005;

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

Securities are registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒        Accelerated Filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act.    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $4,912,300,931.

The number of shares outstanding of the registrant’s common stock as of February 7, 2006 is 92,446,365 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Consol Energy’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2006,

are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III

FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Report on Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Report on Form 10-K are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. In addition to other factors and matters discussed in Item I of this Annual Report on Form 10-K under “Coal Operations—Competition,” “Gas Operations—Competition,” “Regulations,” in Item 1A of this Annual Report on Form 10-K, “Risk Factors,” and in Item 7 of this Annual Report on Form 10-K under “Critical Accounting Policies,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the disruption of rail, barge and other systems that deliver our coal, or pipeline systems which deliver our gas;

•	our inability to hire qualified people to meet replacement or expansion needs;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, timing of completion of significant construction or repair of equipment, fires, accidents and weather conditions which could cause our results to deteriorate;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	obtaining governmental permits and approvals for our operations;

•	a loss of our competitive position because of the competitive nature of the coal industry and the gas industry, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	an extended decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	a decrease in the production of our metallurgical coal or a decrease in the price of metallurgical coal could impact our profitability;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	replacing our natural gas reserves which if not replaced will cause our gas reserves and gas production to decline;

•	costs associated with perfecting title for gas rights in some of our properties;

•	we need to use unproven technologies to extract coalbed methane on some of our properties;

•	location of a vast majority of our gas producing properties in two counties in southwestern Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area;

•	we do not insure against all potential operating risks;

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of government regulation;

•	the effects of mine closing, reclamation and certain other liabilities;

•	the coalbeds from which we produce methane gas frequently contain water that may hamper production;

•	increased exposure to employee related long-term liabilities;

•	our participation in multi-employer pension plans may expose us to obligations beyond the obligation to our employees;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	the outcome of various asbestos litigation cases;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements; and

•	the anti-takeover effects of our rights plan could prevent a change of control.

Item 1.	Business.

CONSOL Energy’s History

We are a multi-fuel energy producer and energy services provider that primarily serves the electric power generation industry in the United States. That industry generates approximately two-thirds of its output by burning coal or gas, the two fuels we produce. At December 31, 2005, we produced high-Btu bituminous coal from 17 mining complexes in the United States, including joint ventures. Coal produced from our mines has a high-Btu content which creates more energy per unit when burned compared to coals with lower Btu content. As a result, coals with greater Btu content can be more efficient to use. We are the majority shareholder (81.5%) of CNX Gas Corporation. CNX Gas produces pipeline-quality coalbed methane gas from our coal properties in Pennsylvania, Virginia and West Virginia and conventional gas from properties in Tennessee and Virginia. We believe that the use of coal and gas to generate electricity will grow as demand for power increases.

Historically, we rank among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Our production of approximately 69 million tons of coal in 2005 accounted for approximately 6% of the total tons produced in the United States and approximately 14% of the total tons produced east of the Mississippi River during 2005. We are one of the premier coal producers in the United States by several measures:

•	We mine more high-Btu bituminous coal than any other United States producer;

•	We are the largest coal producer east of the Mississippi River;

•	We have the second largest amount of recoverable coal reserves among United States coal producers; and

•	We are the largest United States producer of coal from underground mines.

CNX Gas also ranks as one of the largest coalbed methane gas companies in the United States based on both their proved reserves and their current daily production. Our position as a gas producer is highlighted by several measures:

•	Our principal coalbed methane operations produce gas from coal seams (single layers or stratum of coal) with a high gas content;

•	We currently have approximately 173 million cubic feet of gross average daily production;

•	At December 31, 2005, we operated 2,073 wells connected by approximately 1,000 miles of gathering lines and associated infrastructure;

•	Our facilities have the capacity to transport 250 million cubic feet of gas per day; and

•	We controlled one of the largest coalbed methane reserve bases among publicly traded oil and gas companies in the United States with approximately 1.1 trillion cubic feet of net proved reserves of gas at December 31, 2005.

Additionally, we provide energy services, including terminal services, industrial supply services and coal waste disposal services.

CONSOL Energy was organized as a Delaware corporation in 1991. We use “CONSOL Energy” to refer to CONSOL Energy Inc. and our subsidiaries, unless the context otherwise requires.

Recent Events

In December 2005, the Board of Directors authorized a common share repurchase program of up to $300 million during the 24-month period beginning January 1, 2006 and ending December 31, 2007. CONSOL has repurchased 155,000 shares through February 7, 2006 at an average price of $69.06 under this program.

In January 2006, CONSOL Energy entered into a coal sales agreement with American Electric Power (AEP) for the sale of up to 82.5 million tons of high-Btu bituminous coal to various AEP coal-fired power stations over a 15-year period beginning in 2007 and running through 2021. The coal will come from the Shoemaker and McElroy mines and will be shipped to AEP power plants that have or will be equipped to have scrubbers. As a result of the new contract, we will begin a major capital improvement project for the Shoemaker Mine, replacing the mine’s older rail haulage system with a new, more efficient conveyor belt haulage system.

In January 2006, CONSOL Energy purchased Mon River Towing and J.A.R. Barge Lines, LP from the Guttman Group, a private concern. The acquisition will increase the size of CONSOL Energy’s towboat fleet from 5 to 18 and increase the number of barges from about 300 to more than 650, increasing coal transportation capacity from 11 million tons to approximately 24 million tons. The transaction closed on January 20, 2006.

On January 18, 2006, CNX Gas Corporation’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. This registration statement covers 27,936,667 shares of CNX Gas common stock. These shares have been approved for listing on the New York Stock Exchange under the symbol “CXG.” CONSOL Energy owns approximately 81.5% of CNX Gas outstanding shares.

Industry Segments

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2005, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the year ended December 31, 2005, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2005, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States, for the years ended December 31, 2005, 2004 and 2003 is included in Note 28 of Notes to Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K.

Coal Operations

Mining Complexes

At December 31, 2005, CONSOL Energy had 17 mining complexes, including an entity of which we own 49%, located in the United States.

The following map provides the location of CONSOL Energy’s operations by region:

The following table provides the location of CONSOL Energy’s mining complexes and the coal reserves associated with each.

CONSOL ENERGY MINING COMPLEXES

Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2005 and 2004

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	As Received Heat Value(1) (Btu/lb)		Recoverable Reserves(2)			Recoverable Reserves (tons in Millions) 12/31/2004
					Typical	Range	Owned (%)	Leased (%)	Tons in Millions 12/31/2005
ASSIGNED—OPERATING
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)
Enlow Fork	Enon, PA	Assigned	Pittsburgh	5.3	13,030	12,950 – 13,150	94%	6%	193.1	50.9
		Accessible	Pittsburgh	5.4	12,980	12,900 – 13,100	75%	25%	185.1	164.9
Bailey	Enon, PA	Assigned	Pittsburgh	5.7	13,040	12,950 – 13,150	19%	81%	62.9	86.0
		Accessible	Pittsburgh	5.7	12,990	12,900 – 13,100	44%	56%	144.2	142.6
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.6	13,120	12,950 – 13,250	54%	46%	41.5	45.4
		Accessible	Pittsburgh	5.4	13,050	12,880 – 13,180	88%	12%	58.5	58.5
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.9	12,570	12,450 – 12,650	100%	—%	208.2	166.2
		Accessible	Pittsburgh	5.8	12,530	12,410 – 12,610	99%	1%	68.8	—
Shoemaker	Moundsville, WV	Assigned	Pittsburgh	5.6	12,270	12,200 – 12,400	97%	3%	62.4	42.2
		Accessible	Pittsburgh	5.6	12,260	11,990 – 12,390	100%	—%	35.8	5.2
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.7	13,230	13,150 – 13,350	100%	—%	34.2	8.2
		Accessible	Pittsburgh	7.5	13,210	13,130 – 13,330	89%	11%	61.6	93.8
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.4	12,940	12,600 – 13,300	75%	25%	21.1	27.3
		Accessible	Pittsburgh	6.9	12,940	12,600 – 13,300	75%	25%	206.2	206.2
Blacksville 2	Wana, WV	Assigned	Pittsburgh	6.6	13,060	12,850 – 13,250	100%	—%	16.0	21.2
		Accessible	Pittsburgh	6.8	13,100	12,890 – 13,290	98%	2%	55.7	55.7
Mahoning Valley	Cadiz, OH	Assigned	Multiple	4.3	11,570	11,350 – 11,850	99%	1%	4.6	4.5
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	5.7	13,980	13,700 – 14,200	11%	89%	54.9	56.6
		Accessible	Pocahontas 3	6.1	13,930	13,650 – 14,150	12%	88%	64.4	64.4
VP-8	Rowe, VA	Assigned	Pocahontas 3	5.2	13,610	12,900 – 14,000	—%	100%	0.4	0.9
Mill Creek Complex	Deane, KY	Assigned	Multiple	3.8	12,430	12,350 – 12,650	92%	8%	14.3	16.8
		Accessible	Multiple	4.4	11,380	11,300 – 11,600	100%	—%	0.7	0.7
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.6	12,530	12,450 – 12,650	37%	63%	31.5	33.3
		Accessible	Multiple	3.2	12,330	12,250 – 12,450	61%	39%	4.9	4.9
Amonate Complex	Amonate, VA	Assigned	Multiple	3.5	13,100	12,850 – 13,350	38%	62%	10.6	11.1
Miller Creek Complex	Delbarton, WV	Assigned	Multiple	8.5	12,000	11,600 – 12,650	—%	100%	5.7	6.8
Southern West Virginia Energy(3)	Mingo County, WV	Assigned	Multiple	8.1	12,100	11,600 – 12,650	—%	100%	9.3	—
		Accessible	Multiple	7.1	11,900	11,600 – 12,650	—%	100%	9.1	—
Western U.S. (Utah)
Emery	Emery Co., UT	Assigned	Ferron I	7.5	12,260	12,000 – 13,000	80%	20%	20.0	21.2
		Accessible	Ferron A	8.8	12,150	11,890 – 12,890	47%	53%	12.3	12.3
Total Assigned Operating and Accessible									1,698.0	1,407.8

(1)	The heat value shown for assigned reserves is based on the quality of coal mined and processed during the year ended December 31, 2005. The heat value shown for Accessible reserves is based on the same mining and processing methods as for the assigned reserves with adjustments made based on the variability found in exploration drill core samples. The heat values given have been adjusted to include moisture that may be added during mining or processing and for dilution by rock lying above or below the coal seam.
(2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustment for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam. Reserves are reported only for those coal seams that are controlled by ownership or leases.
(3)	Southern West Virginia Energy (SWVE) is a variable interest entity as defined by Interpretation No. 46 “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51,” in which CONSOL Energy acquired a 49% ownership interest in 2005. Accordingly, reserve tonnage reflects 100% of SWVE.

Excluded from the table above are approximately 111.2 million tons of reserves at December 31, 2005 that are assigned to projects that have not produced coal in 2005 or 2004. These assigned reserves are in the Northern Appalachia (northern West Virginia), Central Appalachia (Virginia and eastern Kentucky) and Illinois Basin (Illinois) regions. These reserves are approximately 56% owned and 44% leased.

CONSOL Energy assigns coal reserves to each of our mining complexes. The amount of coal we assign to a mining complex generally is sufficient to support mining through the duration of our current mining permit. Under federal law, we must renew our mining permits every five years. All assigned reserves have their required permits or governmental approvals, or there is a high probability that these approvals will be secured.

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

Assigned and unassigned coal reserves are proven and probable reserves which are either owned or leased. The leases have terms extending up to 30 years and generally provide for renewal through the anticipated life of the associated mine. These renewals are exercisable by the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods.

Coal Reserves

At December 31, 2005, CONSOL Energy had an estimated 4.5 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

Reserves are defined in SEC Industry Guide 7 as follows:

Proven (Measured) Reserves—Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so close and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Probable (Indicated) Reserves—Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Spacing of points of observation for confidence levels in reserve calculations is based on guidelines in U.S. Geological Survey Circular 891 (Coal Resource Classification System of the U.S. Geological Survey). Our estimates for proven reserves have the highest degree of geologic assurance. Estimates for proven reserves are based on points of observation that are equal to or less than 0.5 mile apart. Estimates for probable reserves have a moderate degree of geologic assurance and are computed from points of observation that are between 0.5 to 1.5 miles apart.

An exception is made concerning spacing of observation points with respect to our Pittsburgh coal seam reserves. Because of the well-known continuity of this seam, spacing requirements are 3,000 feet or less for proven reserves and between 3,000 and 8,000 feet for probable reserves.

CONSOL Energy’s estimates of proven and probable reserves do not rely on isolated points of observation. Small pods of reserves based on a single observation point are not considered; continuity between observation points over a large area is necessary for proven or probable reserves.

Our reserve estimates are predicated on information obtained from our ongoing exploration drilling and in-mine sampling programs. Data including coal seam elevation, thickness, and, where samples are available, coal quality is entered into a computerized geological database. This information is then combined with data on ownership or control of the mineral and surface interests to determine the extent of reserves in a given area. Reserve estimates include mine recovery rates that reflect CONSOL Energy’s experience in various types of underground and surface coal mines.

CONSOL Energy’s reserve estimates are based on geological, engineering and market data assembled and analyzed by our staff of geologists and engineers located at individual mines, operations offices and at our principal office. The reserve estimates are reviewed and adjusted annually to reflect production of coal from reserves, analysis of new engineering and geological data, changes in property control, modification of mining methods and other factors. Information, including the quantity and quality of reserves, coal and surface control, and other information relating to CONSOL Energy’s coal reserve and land holdings, is maintained through a system of interrelated computerized databases.

Our estimate of proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers and has not been reviewed by independent experts.

CONSOL Energy’s proven and probable coal reserves fall within the range of commercially marketed coals in the United States. The marketability of coal depends on its value-in-use for a particular application, and this is affected by coal quality, such as, sulfur content, ash and heating value. Modern power plant boiler design aspects can compensate for coal quality differences that occur. Therefore, any of CONSOL Energy’s coals can be marketed for power generation.

CONSOL Energy’s reserves are located in northern Appalachia (60%), central Appalachia (10%), the mid-western United States (17%), the western United States (10%), and in western Canada (3%) at December 31, 2005.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Recoverable Coal Reserves as of 12/31/05

	As Received Heat Value(1) (Btu/lb)	Recoverable Reserves 12/31/05(2)			Recoverable Reserves (tons in Millions) 12/31/2004
Coal Producing Region		Owned (%)	Leased (%)	Tons (in millions)
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	10,350-13,330	75%	25%	1,233.5	1,360.7
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	11,300-14,150	48%	52%	192.2	194.6
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,480-12,110	38%	62%	742.4	850.8
Western U.S. (Montana, Wyoming,)	8,560-9,400	58%	42%	439.4	439.4
Western Canada (Alberta)	12,420-12,910	—%	100%	129.1	129.1
Total		57%	43%	2,736.6	2,974.6

1)	The heat value estimates for Northern Appalachian and Central Appalachian Unassigned coal reserves include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. The mining and processing methods currently in use are used for these estimates. The heat value estimates for the Illinois Basin, Western U.S. and Western Canada Unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing, or for dilution by rock lying above or below the coal seam.
2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustment for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam.

The following table summarizes our proven and probable reserves as of December 31, 2005 by region and type of coal or sulfur content (sulfur content per million British thermal units). Proven and probable reserves include both assigned and unassigned reserves. The table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter. Coal is ranked by the degree of alteration it has undergone since the initial deposition of the organic material. The lowest ranked coal, lignite, has undergone less transformation than the highest ranked coal, anthracite. From the lowest to the highest rank, the coals are: lignite; sub-bituminous; bituminous and anthracite. The ranking is determined by measuring the fixed carbon to volatile matter ratio and the heat content of the coal. As rank increases, the amount of fixed carbon increases, volatile matter decreases, and heat content increases. Bituminous coals are further characterized by the amount of volatile matter present. Bituminous coals with high volatile matter content are also ranked. High volatile “A” bituminous coals have a higher heat content than high volatile “C” bituminous coals. These characterizations of coal allow a user to predict the behavior of a coal when burned in a boiler to produce heat or when it is heated in the absence of oxygen to produce coke for steel production.

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2005

	<1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	187.2	—	—	—	187.2	4.1%
Steam:
High Vol A Bituminous	—	49.4	—	—	10.0	150.5	37.0	123.3	2,171.6	2,541.8	55.9%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%

Region Total	—	49.4	—	—	10.0	353.6	37.0	123.3	2,171.6	2,744.9	60.4%
Central Appalachia:
Metallurgical:
High Vol A Bituminous	—	4.9	18.5	—	—	2.1	—	—	—	25.5	0.6%
Med Vol Bituminous	1.0	1.5	70.0	—	—	—	—	—	—	72.5	1.6%
Low Vol Bituminous	—	—	138.8	2.3	—	—	—	—	—	141.1	3.1%
Steam:
High Vol A Bituminous	35.6	18.8	9.0	39.8	3.9	79.5	—	—	11.0	197.6	4.3%

Region Total	36.6	25.2	236.3	42.1	3.9	81.6	—	—	11.0	436.7	9.6%
Midwest – Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	66.0	55.0	20.2	336.7	35.5	513.4	11.3%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.5%

Region Total	—	—	—	—	224.1	55.0	112.2	336.7	35.5	763.5	16.8%
Northern Powder River Basin:
Steam:
Subbituminous B	—	—	252.7	—	—	—	—	—	—	252.7	5.6%
Subbituminous C	—	186.6	—	—	—	—	—	—	—	186.6	4.1%

Region Total	—	186.6	252.7	—	—	—	—	—	—	439.3	9.7%
Utah – Emery Field:
High Vol B Bituminous	—	—	—	—	32.3	—	—	—	—	32.3	0.7%

Region Total	—	—	—	—	32.3	—	—	—	—	32.3	0.7%
Western Canada:
Metallurgical:
Med Vol Bituminous	18.6	86.1	—	—	—	—	—	—	—	104.7	2.3%
Low Vol Bituminous	22.5	1.9	—	—	—	—	—	—	—	24.4	0.5%

Region Total	41.1	88.0	—	—	—	—	—	—	—	129.1	2.8%

Total Company	77.7	349.2	489.0	42.1	270.3	490.2	149.2	460.0	2,218.1	4,545.8	100.0%

Percent of Total	1.7%	7.7%	10.8%	0.9%	5.9%	10.8%	3.3%	10.1%	48.8%	100.0%

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES BY PRODUCT

(MILLIONS OF TONS) AS OF DECEMBER 31, 2005

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

	<1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Product	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Total	Percentage By Product
Metallurgical:
High Vol A Bituminous	—	4.9	18.5	—	—	189.3	—	—	—	212.7	4.7%
Med Vol Bituminous	19.6	87.6	70.0	—	—	—	—	—	—	177.2	3.9%
Low Vol Bituminous	22.5	1.9	138.8	2.3	—	—	—	—	—	165.5	3.6%

Total Metallurgical	42.1	94.4	227.3	2.3	—	189.3	—	—	—	555.4	12.2%
Steam:
High Vol A Bituminous	35.6	68.2	9.0	39.8	13.9	230.0	37.0	123.3	2,182.6	2,739.4	60.2%
High Vol B Bituminous	—	—	—	—	98.3	55.0	20.2	336.7	35.5	545.7	12.0%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.5%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%
Subbituminous B	—	—	252.7	—	—	—	—	—	—	252.7	5.6%
Subbituminous C	—	186.6	—	—	—	—	—	—	—	186.6	4.1%

Total Steam	35.6	254.8	261.7	39.8	270.3	300.9	149.2	460.0	2,218.1	3,990.4	87.8%

Total	77.7	349.2	489.0	42.1	270.3	490.2	149.2	460.0	2,218.1	4,545.8	100.0%

Percent of Total	1.7%	7.7%	10.8%	0.9%	5.9%	10.8%	3.3%	10.1%	48.8%	100.00%

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

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards and indicates that when burned, the coal will produce emissions that will meet the current standard without further cleanup. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always used with reference to the then-current regulatory limit. The clean air regulations that further restrict sulfur dioxide emissions and will likely reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 pounds of sulfur dioxide per million British thermal units of fuel consumed. At December 31, 2005, 0.9 billion tons, or 20%, of our coal reserves met the current standard as a compliance coal. However, in March 2005, the U.S. Environmental Protection Agency promulgated new regulations that further restrict emissions. It is possible that no coal will be considered compliance coal with emission standards restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal.

As a result of a 1998 court decision forcing the establishment of mercury emissions standards for power plants, the Environmental Protection Agency has promulgated a new regulatory program in early 2005 for controlling mercury. CONSOL Energy coals have mercury contents typical for their rank and location (approximately 0.05-0.1 parts mercury per million British thermal unit). Because most CONSOL Energy coals have high heating values, they have lower mercury contents (on a pound per British thermal unit basis) than lower rank coals at a given mercury concentration. Eastern bituminous coals tend to produce a greater proportion of flue gas mercury in the ionic or oxidized form (which is captured by scrubbers installed for sulfur control) than sub-bituminous coal, including coals produced in the Powder River Basin. High rank coals also may be more amenable to other methods of controlling mercury emissions, such as by carbon injection. In the case of mercury, the determination of the existence of a compliance coal for mercury will be based on an analysis of the requirements of the new program and may result in a coal that is compliant for sulfur dioxide standards, but non-compliant for mercury.

Production

In the year ended December 31, 2005, 97% of CONSOL Energy’s production came from underground mines and 3% from surface mines. Where the geology is favorable and where reserves are sufficient, CONSOL Energy employs longwall mining systems in our underground mines. For the year ended December 31, 2005, 88% of our production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at low incremental cost.

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the year ended December 31, 2005, 2004 and 2003, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us.

Mine	Location	Mine Type	Mining Equipment	Transportation	Produced (in millions)			Year Established or Acquired
					2005	2004	2003
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	R R/B	9.8	10.2	9.9	1990
Bailey	Enon, Pennsylvania	U	LW/CM	R R/B	11.1	10.1	9.4	1984
McElroy	Glen Easton, West Virginia	U	LW/CM	B	10.4	8.2	6.3	1968
Robinson Run	Shinnston, West Virginia	U	LW/CM	R CB	6.1	6.3	5.7	1966
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	R R/B T	3.8	4.0	4.0	1998
Blacksville 2	Wana, West Virginia	U	LW/CM	R R/B T	5.3	5.7	5.4	1970
Shoemaker	Moundsville, West Virginia	U	LW/CM	B	3.5	3.7	3.8	1966
Loveridge(1)	Fairview, West Virginia	U	LW/CM	R T	6.4	4.8	—	1956
Mahoning Valley	Cadiz, Ohio	S	S/L	R T	0.6	0.7	0.7	1974

Central Appalachia
Buchanan	Mavisdale, Virginia	U	LW/CM	R	1.7	4.4	4.7	1983
VP-8	Rowe, Virginia	U	LW/CM	R	1.2	1.5	1.9	1993
Mill Creek(2)	Deane, Kentucky	U/S	CM	R	2.8	3.8	3.7	1994
Jones Fork(2)	Mousie, Kentucky	U/S	CM	R T	2.9	3.0	3.0	1992
Amonate(2)	Amonate, Virginia	U/S	CM/S/L	R T	0.6	0.7	0.7	1925
Miller Creek Complex(2)	Delbarton, West Virginia	U/S	CM/S/L	T	1.2	0.3	—	2004
Southern West Virginia Resources(2)	Mingo County, West Virginia	U/S	CM/S/L	T R	0.5	—	—	2005

Western U.S.
Emery(3)	Emery County, Utah	U	LW/CM	T	1.2	0.3	0.2	1945

Western Canada
Cardinal River(4)	Hinton, Alberta, Canada	S	S/L	R	—	—	0.1	1969
Line Creek(4)	Sparwood, British Columbia, Canada	S	S/L	R	—	—	0.2	2000

Australia
Glennies Creek(5)	Hunter Valley, New South Wales, Australia	U	LW/CM	R	—	—	0.6	2001

S = Surface

U = Underground

LW = Longwall

CM = Continuous Miner

S/L = Stripping Shovel and Front End Loaders

D = Dragline and Dozers

R = Rail

B = Barge

R/B = Rail to Barge

T = Truck

CB = Conveyor Belt

(1)	Complex was in development at December 31, 2003.
(2)	Amonate, Mill Creek, Miller Creek and Jones Fork complexes include facilities operated by independent mining contractors.
(3)	Emery Mine was idled for all or part of the years ended December 31, 2004 and 2003 due to market conditions.
(4)	Sold in February 2003.
(5)	CONSOL Energy’s 50% interest in the Glennies Creek Mine was sold on February 25, 2004.

The amounts shown for tons produced for all periods presented by Cardinal River, Line Creek and Glennies Creek represent 50% of the production of each mine, reflecting our 50% interest in each mine. Cardinal River and Line Creek Mines in western Canada were sold in 2003 and Glennies Creek Mine in Australia was sold in 2004. The amounts shown for Southern West Virginia Energy (SWVE) represent 100% of SWVE production for the period the entity was a variable interest entity which was fully consolidated.

Our sales of bituminous coal were at an average sales price per ton produced as follows:

	Years Ended December 31,
	2005	2004	2003
Average Sales Price for Ton Produced	$35.61	$30.06	$27.61

During 2005, several major construction projects were completed at our mining complexes. The McElroy Mine clean coal storage facility was completed. This project minimizes downtime due to adverse river conditions. In addition, both longwalls operated for the majority of the year since the expansion project was completed in 2004. These projects contributed to record annual production at the McElroy Mine in 2005. The Bailey Preparation Plant expansion of the coal refuse area and overland refuse conveyor was completed during 2005. This, along with the plant expansion which was completed in 2004, allowed for additional cleaning capacity. These projects provided for record annual production to be achieved at the Bailey Mine in 2005.

Several new major construction projects began at our mining complexes during 2005. Construction of a new preparation plant as well as a new slope and overland belt was started at Robinson Run Mine. This project provides for the reduction in the size of the old, worked out areas of the coal mine and for increased mine production. It is anticipated that the preparation plant will be completed in the third quarter of 2006 and the new slope and overland belt project will be completed during the second quarter of 2007. Also, the Loveridge Mine started construction of a 750-ton underground coal bunker which will allow for increased belt haulage availability. The Bailey Mine began earthwork for the construction of a new slope and overland belt conveyor. This project is forecasted to be completed during the second quarter of 2008. The project will provide for increased mine production through belt availability improvements and enhanced safety by sealing off a majority of the old mine works.

The Buchanan Mine experienced a large rock fall behind its longwall mining section on February 14, 2005. The cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area, which caused a fire to start. The mine was temporarily sealed in order to render the atmosphere inert and extinguish the fire. The mine resumed production in June 2005. There was another incident that took place on September 16, 2005 at the Buchanan Mine. The braking system on the production hoist failed causing both the loaded and empty skips to fall down the production shaft. Damage occurred to the skip components, head frame and bottom structural steel which caused production at this location to be halted. The Buchanan Mine resumed production on December 13, 2005 following completion of major replacements and repairs.

In 2005, the Miller Creek surface and underground mining complex completed its first full year of production. Emery Mine in central Utah achieved their highest annual production in 2005. A new joint venture, Southern West Virginia Energy, was completed during 2005. CONSOL Energy acquired 49% ownership interest in this entity which is classified as a variable interest and is fully consolidated. Production started during the third quarter of 2005.

Title to coal properties that we lease or purchase and the boundaries of these properties are verified at the time we lease or acquire the properties, by law firms retained by us. Consistent with industry practice, abstracts and title reports are reviewed and updated approximately five years prior to planned development or mining of the property. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine reserves could be adversely affected.

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage, acreage leased and the amount of income (net of related expenses) we received from royalty payments from other operators for the year ended December 31, 2005, 2004 and 2003.

Year	Total Royalty Tonnage (in thousands)	Total Coal Acreage Leased	Total Royalty Income (in thousands)
2005	19,903	275,290	$12,669
2004	18,249	242,160	$6,001
2003	17,633	244,109	$6,266

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

At December 31, 2005, CONSOL Energy operates approximately 25% of the United States’ longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2004.

MAJOR U.S. UNDERGROUND COAL MINES—2004

In millions of tons

Mine Name	Operating Company	Production
Enlow Fork	CONSOL Energy	10.2
Bailey	CONSOL Energy	10.1
Foidel Creek Mine	Twentymile Coal Company	8.7
McElroy	CONSOL Energy	8.2
San Juan	San Juan Coal Company	7.8
SUFCO	Canyon Fuel Company	7.6
West Elk	Mountain Coal Company	6.5
Robinson Run	CONSOL Energy	6.3
Century	American Energy Corp.	5.8
Emerald	Emerald Coal Resources, LP.	5.8
Blacksville 2	CONSOL Energy	5.7
Cumberland	Cumberland Coal Resources, LP.	5.2
Loveridge	CONSOL Energy	4.8
Federal No. 2	Eastern Associated Coal Corp.	4.8
Dotiki	Webster County Coal LLC	4.8
Buchanan	CONSOL Energy	4.4
Powhatan No. 6	The Ohio Valley Coal Company	4.5
Mine 84	CONSOL Energy	4.0
Bowie #2	Bowie Resources, Ltd.	3.9
Shoal Creek	Drummond Company, Inc.	3.8

Source: National Mining Association

Marketing and Sales

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In 2005, we sold 71 million tons of coal, including our percentage of sales in equity affiliates and 100% of variable interest entity affiliates that are fully consolidated. Ninety-four percent (94%) of these sales were sold in domestic markets. Our direct sales to domestic electricity generators represented 69% of our total tons sold in 2005. Including equity affiliate sales, we had approximately 135 customers in 2005. During 2005, Allegheny Energy accounted for approximately 10% of our total revenue. No other customers accounted for more than 10% of total revenue in 2005.

Coal Contracts

We sell coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the year ended December 31, 2005, approximately 91% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

•	Fixed price contracts; or

•	Periodically negotiated prices that reflect market conditions at the time; or

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices.

Many contracts provide the opportunity to periodically adjust the contract prices. Contract prices may be adjusted as often as quarterly based upon indices which are pre-negotiated. Many of our recently negotiated contracts have had terms generally no longer than three to five years. An exception to this is a 15 year, 82.5 million ton coal sales agreement, entered into in January 2006 but commencing in January 2007. This contract provides for delivery of 2.5 million tons in each of the years 2007 and 2008, 5.5 million tons in 2009 and 6 million tons of coal annually thereafter to electric generating plants operated by American Electric Power Company. This agreement includes a price re-opener provision on 3 million tons in year 2009, 3.5 million tons in years 2010 and 2011 and 2 million tons in each year thereafter. If the parties do not agree on the price at that time, then the annual volume could be reduced, with ultimate early termination of the contract.

The following table sets forth, as of January 17, 2006, the total tons of coal CONSOL Energy is committed to deliver from 2006 through 2010.

	Tons of Coal to be Delivered (in millions of nominal tons)
	2006	2007	2008	2009	2010
(1) Commitments to deliver coal at predetermined prices	64.4	40.5	21.7	7.5	4.7
(2) Commitments to deliver coal at prices to be determined by mutual agreement of the parties, including some agreements which contain predetermined price ranges.	1.0	5.6	13.0	18.9	18.6

	65.4	46.1	34.7	26.4	23.3

The foregoing table does not include an aggregate of 1.0 million tons that we may be required to deliver from 2006 through 2010 upon exercise of rights of customers under executed contracts to buy more coal at predetermined prices.

We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees that contracts will be renewed, we have been successful in the past in renewing or extending contracts.

Contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes and extraordinary geological conditions. Some contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally three to twelve months. Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in substantial price reductions or termination of the contract, at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, we, or the buyer may vary the timing of delivery within specified limits or the buyer in some instances may vary the volume.

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

At December 31, 2005 we own five towboats, five harbor boats and a fleet of approximately 300 barges to serve customers along the Ohio and Monongahela Rivers. The barge operation allows us to control delivery schedules and has served as temporary floating storage for coal where land storage is unavailable. Approximately 30% of the coal that we produced was shipped on the inland waterways in 2005.

In January 2006, we completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LP. After this transaction has been completed, the combined river and dock operations will have 18 towboats and more than 650 barges.

Competition

The United States coal industry is highly competitive, with numerous producers in all coal producing regions. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The five largest producers are estimated by the 2005 National Mining Association Survey to have produced approximately 54% (based on tonnage produced) of the total United States production in 2004. The U.S. Department of Energy reported 1,357 active coal mines in the United States in 2004, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

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

Gas Operations

Our gas operations are primarily conducted by CNX Gas Corporation, an 81.5% subsidiary of CONSOL Energy. CONSOL Energy primarily produces coalbed methane, which is gas that resides in coal seams. In the eastern United States, conventional natural gas fields typically are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, gas in the coal seams that we drill or anticipate drilling is typically in formations less than 2,500 feet deep which are usually better defined than deeper formations. CONSOL Energy believes that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations.

Nearly all of our gas production currently is from operations in Central Appalachia. In this region, we operated 1,862 net wells, 952 miles of gathering lines and various compression stations at December 31, 2005. At December 31, 2005, we reported 1,095.2 billion cubic feet of net proved reserves of gas in Central Appalachia, of which approximately 47.9% is developed. Our average daily net production for the month of December 2005 in this region was 130.9 million cubic feet per day.

We have been developing gas production in Northern Appalachia by gathering gas currently being vented to the atmosphere by our mines in the area and by drilling vertical to horizontal wells in un-mined coal seams. In this region, we operate 133 wells at December 31, 2005, and our average daily net production for the month of December 2005 was approximately 7.6 million cubic feet per day. At December 31, 2005, we had 32.5 billion cubic feet of net proved reserves in Northern Appalachia, of which approximately 78.4% is developed. We expect to expand production of gas in this area by drilling additional production wells into the coal seams that we own or control.

We have also been developing gas production in the Tennessee area through a 50% joint venture. In this area, we operated 34.5 wells at December 31, 2005 and our portion of average daily net production for the month of December 2005 was approximately 0.2 million cubic feet per day. At December 31, 2005, our portion of proved net gas reserves for this area was 2.7 billion cubic feet, of which 100.0% were developed.

CONSOL Energy has not filed reserve estimates with any federal agency.

Drilling

The total average daily gross rate of production controlled by CONSOL Energy during the year ended December 31, 2005, was 156.00 million cubic feet. During 2005, 2004 and 2003, we drilled in the aggregate, 225, 235 and 251 development wells, respectively, all of which were productive. The net number of wells for those periods was approximately 225, 228 and 244, respectively. To date, we have not had any dry development wells. The following table illustrates the wells referenced above by geographic region:

Development Wells

	For the Years Ended December 31,
	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Central Appalachia	206	206	229	222	237	237
Northern Appalachia	19	19	6	6	—	—
Tennessee	—	—	—	—	14	7

Total	225	225	235	228	251	244

During 2005, 2004 and 2003, we drilled in the aggregate 15, 17 and 52 exploratory wells, respectively. The net number of wells for those periods was 15, 12 and 36, respectively. Some of the 2003 wells are still being evaluated or are awaiting completion. Two of the wells in Central Appalachia are still being evaluated. Four of the wells in Northern Appalachia and seven wells (3.5 net wells) in Tennessee are also continuing to be evaluated. The wells still being evaluated are immaterial to the financial statements as a whole. In 2004, three

Tennessee area exploration wells (1.5 net wells) drilled in 2002 were expensed as dry wells. Prior to these wells, we have not had any dry exploration wells. The following table illustrates the exploratory wells by geographic region:

Exploratory Wells

	For the Years Ended December 31,
	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net
Central Appalachia	2	2	—	—	19	16
Northern Appalachia	13	13	7	7	7	7
Tennessee	—	—	10	5	26	13

Total	15	15	17	12	52	36

Production

The following table sets forth CONSOL Energy’s net sales volume production for the periods indicated, including our portion of equity affiliates and intersegment transactions.

	For the Years Ended December 31,
	2005	2004	2003
Coalbed methane (in millions of cubic feet)	48,390	48,556	44,459

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price, net of hedging transactions, and the average net lifting cost for all of our gas production, including our portion of equity interests, for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization.

	For the Years Ended December 31,
	2005	2004	2003
Average gas sales price including effects of financial settlements (per thousand cubic feet)	$6.08	$5.09	$4.14
Average net lifting cost (per thousand cubic feet)	$0.57	$0.50	$0.48

Productive Wells and Acreage

The following table sets forth, at December 31, 2005, the number of CONSOL Energy’s producing wells, developed acreage and undeveloped acreage.

	Gross	Net
Producing Wells	2,073	2,030
Proved Developed Acreage	162,491	159,761
Proved Undeveloped Acreage	39,080	39,080
Unproved Acreage	901,464	694,912

We drilled 225 development wells in 2005, of which 51 wells were in process at December 31, 2005. Nearly all of our development wells and acreage are located in Central Appalachia. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments are satisfied.

We currently plan to drill 290 wells in 2006, including 215 frac wells in Central Appalachia, 23 vertical-to-horizontal wells in Northern Appalachia and 47 conventional wells through our partnership in Tennessee. The wells are exclusive of gob wells, which are expected to number 55. Additionally, we plan to drill 21 frac wells that were carried over from the 2005 drilling program. .

Sales

CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length at both fixed and variable prices. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, other than pipeline outages related to maintenance, we have not failed to deliver quantities required under contract. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial, as well as physical hedges represented approximately 70% of our produced gas sales volumes for the year end December 31, 2005 at an average price of $4.77 per thousand cubic feet. As of December 31, 2005 we expect these transactions will cover approximately 31% of our estimated 2006 production.

We also have an operational balancing agreement with Columbia Gas Transmission Corporation (“Columbia”). This agreement is in accordance with the Council of Petroleum Accountants Societies (COPAS) definition of producer imbalances, whereby the operator controls the physical production and delivery of gas to a transporter. Contracted quantities of gas rarely equal physical deliveries. As the operator, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken and paid for by the purchaser. The financial impacts of these balances were $899 thousand expense and $266 thousand reduction of expense for the year ended December 31, 2005 and 2004, respectively.

CONSOL Energy purchased firm transportation capacity on the Columbia Interstate Pipeline due to the potential for curtailments on portions of the capacity allocated to us. We anticipate that there will be on-going curtailments as a result of the increased demand on the Columbia interstate pipeline, however this firm transportation capacity should offset a portion of the expected impacts from these curtailments. As of December 31, 2005, CONSOL Energy has secured firm transportation capacity to cover hedge production. We also participate in the short-term firm capacity markets to manage flows as market conditions dictate.

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk”, and in Note 26 to the Consolidated Financial Statements.

Gathering

Our gas operations in Central Appalachia have built separate gathering systems in our gas fields to deliver most of our gas to marketers. Each gathering system begins at the individual wellhead. Gas from wells is transported to market in each case by the Cardinal States Gathering Company’s major gathering system. Cardinal States Gathering Company operates two major gathering trunklines. The first line is a 50-mile, 16-inch line that is capable of transporting 100 million cubic feet of gas per day. This line has processing and compression facilities and connects with a Columbia interstate pipeline located in Mingo County, West Virginia. The second line is a 30-mile, 20-inch line capable of transporting 150 million cubic feet of gas per day. This line also connects with a Columbia interstate pipeline in Wyoming County, West Virginia. This gathering system has a combined capacity of 250 million cubic feet compared with our 2005 annual average gross production 148 million cubic feet. This excess capacity is vital to our plans to continue to grow our production volumes in Central Appalachia.

Gas Reserves

CONSOL Energy’s gas reserves are either owned or leased. Proved gas reserves are the estimated quantities which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is net of any royalty ownership. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations. Independent petroleum engineers with Schlumberger Data and Consulting Service, prepared the reserve estimates for 2005 presented below. Independent petroleum engineers with Ralph E. Davis Associates Inc. and Schlumberger Data and Consulting Service prepared the reserve estimates for 2004 and 2003 presented below. Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X.

	Net Gas Reserves (millions of cubic feet)
	As of December 31,
	2005		2004		2003
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Proved developed reserves	549,574	2,672	395,152	1,489	352,935	843
Proved undeveloped reserves	578,150	—	647,251	896	649,865	738
Total proved reserves	1,127,724	2,672	1,042,403	2,385	1,002,800	1,581

Discounted Future Net Cash Flows

The following table shows, for CONSOL Energy’s net estimated proved developed and undeveloped reserves, its estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows:

	Discounted Future Net Cash Flows ($ in thousands)
	As of December 31,
	2005	2004	2003
Future net cash flows (net of income tax)	$5,149,937	$2,872,571	$2,708,797
Total standardized measure of after-tax discounted future net cash flows	$1,870,794	$1,029,538	$1,011,186

Competition

Competition throughout the country is regionalized. We operate in the eastern United States. CONSOL Energy believes that the gas market is highly fragmented and not dominated by any single producer. We believe that several of our competitors have devoted far greater resources than we have to gas exploration and development. CONSOL Energy believes that competition within our market is based primarily on price and the proximity of gas fields to customers.

Other

CONSOL Energy provides other services both to our own operations and to others. These include terminal services (including break bulk, general cargo and warehouse services), river and dock services, industrial supply services, coal waste disposal services, land resource services and power generation.

Power Generation

In March 2002, we entered into a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, to build an 88-megawatt, gas-fired electric generating facility. This facility was completed in June 2002. This facility is used for meeting peak load demands. The facility is in southwest Virginia and uses coalbed methane gas that we produce. In 2005, 2004 and 2003, the facility operated for a total of 91,622, 33,340 and 17,610 megawatt hours, respectively, and did not have a significant effect on earnings in any period.

Land Resources

CONSOL Energy is developing property assets previously used primarily to support our coal operations or property assets currently not utilized. CONSOL Energy expects to increase the value of our property assets by:

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

CONSOL Energy’s objective is to improve the return on these assets without detracting from our core businesses and without significant additional capital investment.

Industrial Supply Services

Fairmont Supply Company, a CONSOL Energy subsidiary, is a general-line distributor of mining and industrial supplies in the United States. Fairmont Supply has 12 customer service centers nationwide. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

Fairmont Supply provides mine supplies to CONSOL Energy’s mining operations. Approximately 52% of Fairmont Supply’s sales in 2005 were made to CONSOL Energy’s mines.

Terminal Services

In 2005, approximately 5.0 million tons of coal were shipped through CONSOL Energy’s subsidiary, CNX Marine Terminal Inc.’s exporting terminal in the Port of Baltimore. Approximately 20% of the tonnage shipped was produced by CONSOL Energy coal mines. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation.

River and Dock Services

CONSOL Energy’s river operations, located in Elizabeth, Pennsylvania, transports coal from our mines with river loadout facilities along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania to customers along these rivers. The river operation employs five company-owned towboats, five harbor boats and approximately 300 barges. In 2005, our river vessels transported a total of 10.6 million tons of coal, of which 7.9 million tons was produced by CONSOL Energy mines.

CONSOL Energy provides dock services at Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania, north of the Dilworth Mine. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system.

In January 2006, we completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LP. After this transaction has been completed, the combined river and dock operations will have 18 towboats and more than 650 barges.

Coal Waste Disposal Services

CONSOL Energy operates an ash disposal facility on a 61-acre site in northern West Virginia to handle ash residues for coal customers that are unable to dispose of ash on-site at their generating facilities. This facility became operational in early 1994. The ash disposal facility can process 200 tons of material per hour, and normally disposes of approximately 120 thousand tons of fly ash annually. CONSOL Energy has a long-term contract with a cogeneration facility to supply coal and take the residual fly ash and bottom ash. Bottom ash is disposed locally at the cogeneration facility for road construction and other purposes.

Employee and Labor Relations

At December 31, 2005, CONSOL Energy had 7,257 employees, 3,175 of whom were represented by the United Mine Workers of America and covered by the terms of the National Bituminous Coal Wage Agreement of 2002 which will expire on December 31, 2006. This agreement was negotiated with the United Mine Workers of America by the Bituminous Coal Operators’ Association on behalf of its members, which include several of CONSOL Energy’s subsidiaries.

Regulations

The coal mining and gas industry are subject to regulation by federal, state and local authorities on matters such as the discharge of materials into the environment, employee health and safety, permits and other licensing requirements, reclamation and restoration of mining properties after mining or gas operations are completed, management of materials generated by mining and gas operations, surface subsidence from underground mining, water pollution, water appropriation and legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, endangered plant and wildlife protection, limitations on land use, storage of petroleum products and substances that are regarded as hazardous under applicable laws, and management of electrical equipment containing polychlorinated biphenyls, or PCBs. In addition, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for CONSOL Energy’s coal and gas products. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on CONSOL Energy’s mining or gas operations or our customers’ ability to use coal or gas and may require CONSOL Energy or our customers to change their operations significantly or incur substantial costs.

Numerous governmental permits and approvals are required for mining and gas operations. Regulations provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws by individuals or companies no longer affiliated with CONSOL Energy could provide a basis to revoke existing permits and to deny the issuance of additional permits. CONSOL Energy is, or may be, required to prepare and present to federal, state or local authorities data and/or analysis pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment and public and employee health and safety. All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Accordingly, the permits we need for our mining and gas operations may not be issued, or, if issued, may not be issued in a timely fashion. Permits we need may involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining and gas operations or to do so profitably. Future legislation and administrative regulations may increasingly emphasize the protection of the environment, health and safety and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We post surety performance bonds or letters of credit pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, often including the cost of treating mine water discharge when necessary. Compliance with these laws has substantially increased the cost of coal mining and gas production for all domestic coal and gas producers. We endeavor to conduct our mining and gas operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining and gas operations occur from time to time. None of the violations to date, or the monetary penalties assessed has been material. CONSOL Energy made capital expenditures for environmental control facilities of approximately $8.6, $1.3 million, and $1.4 million for the year ended December 31, 2005, 2004 and 2003, respectively. CONSOL Energy expects to have capital expenditures of $25.0 for 2006 for environmental control facilities.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Health and Safety Act of 1969 was adopted. The Federal Coal Mine Safety and Health Act of 1977 expanded the enforcement of safety and health standards of the Coal Mine Health and Safety Act of 1969 and imposed safety and health standards on all (non-coal as well as coal) mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mining operations and other matters. The federal Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits to disabled coal miners with black lung and to certain survivors of miners who die from black lung disease.

Most states in which CONSOL Energy operates have programs for mine safety and health regulation and enforcement. The combination of federal and state safety and health regulations in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting any industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. The various requirements mandated by law or regulation can have a significant effect on CONSOL Energy’s operating costs. However, CONSOL Energy’s competitors in all of the areas in which we operate are subject to the same regulation.

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

From time to time, legislation on black lung reform has been introduced in, but not enacted by, Congress. It is possible that this legislation will be reintroduced for consideration by Congress. If any of the proposals included in this or similar legislation is passed, the number of claimants who are awarded benefits could significantly increase. Any such changes in black lung legislation, if approved, may adversely affect our business, financial condition, results of operations and cash flows.

Workers’ Compensation

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

In 1995, in a case filed by the predecessor to the National Mining Association (NMA) on behalf of its members, the U.S. District Court for the Northern District of Alabama ordered the Social Security Administration (“SSA”) to recalculate the per-beneficiary premium that the Combined Fund charges assigned operators. The SSA applied the recalculated, lower premium to all assigned operators, including subsidiaries of CONSOL Energy. In 1996, the Combined Fund sued the SSA in the U.S. District Court for the District of Columbia seeking a declaration that the SSA’s original premium calculation was proper. On February 25, 2000, that Court ruled that the original, higher per beneficiary premium was proper. The SSA then retroactively applied the original, higher premium to various coal operators, including subsidiaries of CONSOL Energy, for all plan years prior to October 1, 2003. However, the NMA and certain other coal operators, including subsidiaries of CONSOL Energy, and the Combined Fund filed separate lawsuits in the U.S. District Courts for the Northern District of Alabama and the District of Columbia, respectively, seeking a determination regarding the SSA’s 2003 premium recalculation. Those lawsuits were transferred to the U.S. District Court for the District of Maryland. The U.S. District Court for the District of Maryland ruled that the higher per beneficiary premium was improper but refused to apply that award retroactively until all appeals were exhausted. The legal process is lengthy and its outcome cannot be predicted with certainty. If the courts rule in CONSOL Energy’s favor, the premium differential may be refunded to the company. We do not believe this matter will have a material impact on its cash flows, results of operations or financial condition.

Environmental Laws

CONSOL Energy is subject to various federal environmental laws, including

•	the Surface Mining Control and Reclamation Act of 1977,

•	the Clean Air Act,

•	the Clean Water Act,

•	the Toxic Substances Control Act,

•	the Endangered Species Act,

•	the Comprehensive Environmental Response, Compensation and Liability Act,

•	the Emergency Planning and Community Right to Know Act, and

•	the Resource Conservation and Recovery Act

as administered and enforced by United States Environmental Protection Agency (EPA) and/or authorized state agencies, state laws of similar scope, and other state environmental and conservation laws in each state in which CONSOL Energy operates.

These environmental laws require reporting, permitting and/or approval of many aspects of coal mining and gas operations. Both federal and state inspectors regularly visit mines and other facilities to ensure compliance. CONSOL Energy has ongoing compliance and permitting programs designed to ensure compliance with such environmental laws.

Given the retroactive nature of certain environmental laws, CONSOL Energy has incurred and may in the future incur liabilities in connection with properties and facilities currently or previously owned or operated as well as sites to which CONSOL Energy or our subsidiaries sent waste materials.

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum national operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. The Act requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement (“OSM”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM’s regulations and in many instances, have done so. All states in which CONSOL Energy’s active mining operations are located have achieved primary jurisdiction for enforcement of the Act through approved state programs.

SMCRA permit provisions include requirements for coal exploration; baseline environmental data collection and analysis; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; refuse disposal plans; surface drainage control; mine drainage and mine discharge control; and treatment and site reclamation. The mining permit application process, whether state or federal, is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of SMCRA, the state programs and the complementary environmental programs that impact coal mining. Detailed engineering plans are included for all surface facilities built as part of the mine, including roads, ponds, shafts and slopes, boreholes, portals, pipelines and power lines, excess spoil disposal areas and coal refuse disposal facilities. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required of the OSM Applicant Violator System. We also must list all public and privately-owned structures located with minimum defined distances near to or above our mines and mining facilities. Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some mining permits take over a year to prepare, depending on the size and complexity of the mine and often take six months to three years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through intervention in the courts. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations, including, as appropriate, a bond sufficient to cover the costs of long-term treatment of mine drainage discharges from closed facilities or ones from which a post-mining discharge is anticipated. The earliest a reclamation bond can be released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of longwall or other methods of underground mining, including an obligation to restore or replace water supplies adversely affected by underground mining. All states also impose an obligation on surface mining operations to replace domestic water supplies adversely affected by such operations. In addition, the Abandoned Mine Reclamation Fund, which is part of the SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed and abandoned mine lands closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal.

Under the SMCRA, responsibility for unabated violations of SMCRA and other specified “environmental laws,” unpaid civil penalties and unpaid reclamation fees of subsidiaries and affiliates can be imputed to the “parents” and “related companies” if deemed to be owned “or” controlled by such entities. Similar “violations” by independent contract mine operators can also be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions against the “owner” or “controller” are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time such amounts became due.

Clean Air Act and Related New Regulations

The federal Clean Air Act and similar state laws and regulations, which regulate emissions into the air, affect coal mining, gas and processing operations primarily through permitting and/or emissions control requirements. In addition, the EPA has issued certain, and is considering further, regulations relating to fugitive dust and coal combustion emissions which could restrict CONSOL Energy’s ability to develop new mines or require CONSOL Energy to modify our operations. In July 1997, the EPA adopted new, more stringent National Ambient Air Quality Standards (“NAAQS”) for particulate matter which may require some states to change existing implementation plans. As a result of the NAAQS revisions, many areas of the country were reclassified from attainment to non-attainment for fine particulate or ozone in 2004. Because coal mining operations and plants burning coal emit particulate matter, CONSOL Energy’s mining operations and utility customers are likely to be directly affected when the revisions to the NAAQS are implemented by the states. In addition, the EPA is in the process of further revising the NAAQS for particulate matter. It is expected that more stringent NAAQS for particulate matter will be finalized in 2006. Regulations may restrict CONSOL Energy’s ability to develop new mines or could require CONSOL Energy to modify our existing operations.

CONSOL Energy believes we have obtained all necessary permits under the Clean Air Act. The expiration dates of these permits range from November 28, 2006 through June 30, 2008. CONSOL Energy monitors permits required by operations regularly and takes appropriate action to extend or obtain permits as needed.

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

Further sulfur dioxide emission reductions are required by the Clean Air Interstate Rules (“CAIR”), which were promulgated by the EPA in 2005. In order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. The CAIR rules significantly reduce sulfur dioxide emission allowances available to electric power plants. As limits are ratcheted down, very few coals are truly “compliance” coal and the installation of environmental control technology in the form of scrubbers becomes an economic option. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent and timing to which power generators install scrubbers could materially affect our business.

In October 1998, the EPA finalized a rule requiring 22 states in the eastern U.S. that have or contribute to ambient air quality problems to make substantial reductions in nitrogen oxide emissions by June 1, 2004. The installation of additional control measures to achieve these reductions makes it more costly to operate coal-fired power plants and could make coal a less attractive fuel. In addition, reductions in nitrogen oxide emissions can be achieved at a low capital cost through a combination of low nitrogen oxide burners and coal produced in western U.S. coal mines. As a result, changes in current emissions standards could also impact the economic incentives for eastern U.S. coal-fired power plants to consider using more coal produced in western U.S. coal mines. The CAIR rules promulgated in 2005 already target electric utilities for further resolutions in NOx and impose emissions caps for NOx on electric generating units that take effect in 2010.

In 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”) which imposes caps on mercury emissions from coal-fired electric generating units. The emission caps take effect in 2010. The CAMR provides for an allocation of mercury emission allowances to individual power plants based on the type of coal fired in the unit. Units firing bituminous coal are allocated less emission allowances than those firing subbituminous coal. In addition, various states have promulgated or are considering more stringent emission limits on mercury emissions from coal-fired electric generating units. The CAMR rule and state regulation of mercury emissions from coal-fired electric generating units could impact the market for coal.

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

Also, numerous proposals have been made at the international, national, regional and state levels that are intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. If comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States or individual states, it may affect the use of fossil fuels, particularly coal, as an energy source.

Clean Water Act

The federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Clean Water Act and corresponding state laws, including those relating to protection of “impaired water” so designated by individual states through the use of new effluent limitations known as Total Maximum Daily Load (“TMDL”) limits, and anti-degradation regulations which protect state designated “high quality/exceptional use” streams by restricting or prohibiting “discharges” which result in degradation , and these “protecting” streams, wetlands, other regulated water sources and associated riparian lands from the surface impacts of under ground mining, may cause CONSOL Energy to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

The Army Corps of Engineers (the “COE”) is empowered to issue “nationwide” permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404. Individual permits are required for activities determined to have more significant impacts to waters of the United States. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States, although this Nationwide Permit 21 must be renewed in 2007 to enable its continued use. If Nationwide Permit 21 is not renewed, then sites using that permit will have to apply to the COE to convert any approved Nationwide Permit 21 to individual permits. On October 23, 2003, several citizens groups sued the COE in the U.S. District Court for the Southern District of West Virginia seeking to invalidate “nationwide” permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed “individual” permits. On July 8, 2004, the court issued an order enjoining the further issuance of Nationwide Permit 21 and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all Nationwide Permit 21 within the Southern District of West Virginia. Although we had no operations that were interrupted, based on this decision, we decided to convert certain current and planned applications for Nationwide Permit 21 in southern West Virginia to applications for individual permits. A similar lawsuit was filed on January 27, 2005 in the U.S. District Court for the Eastern District of Kentucky, and other lawsuits may be filed in other states where we operate. Although this lawsuit has not yet been resolved, we have decided to obtain individual Corps permits for our facilities as needed in eastern Kentucky. To date, our operations in other states have not been significantly affected by the lawsuits in eastern Kentucky and southern West Virginia.

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

Federal Coal Leasing Amendments Act

Mining operations on federal lands in the western United States are affected by regulations of the United States Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal coal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the United States Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Subtitle D of the Energy Policy Act of 2005 (Pub. L. 109-58) contained the Coal Leasing Amendments Act of 2005, which includes provisions designed to facilitate efficient and economic development of federal coal leases. The United States Department of the Interior has stated that it intends to promulgate new regulations and implement these 2005 amendments. Regulations adopted by the United States Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal coal leases for operations developed that would incorporate such leases. CONSOL Energy’s only operation with federal coal leases is Emery Mine.

Federal Regulation of the Sale and Transportation of Gas

Various aspects of CONSOL Energy’s gas operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. In the past, the federal government has regulated the prices at which gas could be sold. While “first sales” by producers of natural gas, and all sales of condensate and natural gas liquids can be made currently at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the Natural Gas Policy Act in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

The new reporting requirements became effective on September 1, 2000. The Federal Energy Regulatory Commission has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the Federal Energy Regulatory

Commission does not have jurisdiction over services provided by these facilities, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. CONSOL Energy’s gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although CONSOL Energy does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the Federal Energy Regulatory Commission’s approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to Federal Energy Regulatory Commission regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

CONSOL Energy owns certain natural gas pipeline facilities that we believe meet the traditional tests which the Federal Energy Regulatory Commission has used to establish a pipeline’s status as a gatherer not subject to the Federal Energy Regulatory Commission jurisdiction.

Additional proposals and proceedings that might affect the gas industry are pending before Congress, the Federal Energy Regulatory Commission, the Minerals Management Service, state commissions and the courts. CONSOL Energy cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, CONSOL Energy does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of CONSOL Energy or our subsidiaries. No material portion of CONSOL Energy’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

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

Available Information

CONSOL Energy maintains a website on the World Wide Web at www.consolenergy.com. CONSOL Energy makes available, free of charge, on this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as soon as reasonably practicable after such reports are available electronically filed with, or furnished to the SEC, and are also available at the SEC’s website at www.sec.gov.

Executive Officers of The Registrant

Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Officers of the Registrant” (included herein pursuant to Item 401 (b) of Regulation S-K).

Item 1A.	Risk Factors.

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss.

Disruption of rail, barge and other systems that deliver CONSOL Energy’s coal, or of pipeline systems that deliver CONSOL Energy’s gas, or an increase in transportation costs for either product could make CONSOL Energy’s coal or gas less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lock-outs, break-downs of locks and damns or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our coal less competitive.

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

Coal mining is subject to conditions or events beyond CONSOL Energy’s control, which could cause our financial results to deteriorate.

CONSOL Energy’s coal mining operations are predominantly underground mines. These mines are subject to conditions or events beyond CONSOL Energy’s control that could disrupt operations, affect production and affect the cost of mining at particular mines for varying lengths of time. These conditions or events may have a significant impact on our operating results. Conditions or events have included:

•	variations in thickness of the layer, or seam, of coal;

•	amounts of rock and other natural materials intruding into the coal seam and other geological conditions that could affect the stability of the roof and the side walls of the mine;

•	equipment failures or repair;

•	fires and other accidents; and

•	weather conditions.

CONSOL Energy faces uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.

There are uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. None of our coal reserve estimates have been reviewed by independent experts.

Some of the factors and assumptions which impact economically recoverable reserve estimates include:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	assumptions governing future prices; and

•	future operating costs, including cost of materials.

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

CONSOL Energy faces uncertainties in estimating proven recoverable gas reserves, and inaccuracies in our estimates could result in lower than expected reserve quantities and a lower present value of our reserves.

Natural gas reserve engineering requires subjective estimates of underground accumulations of natural gas and assumptions concerning future natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and time of development expenditures may be incorrect. We have in the past retained the services of independent petroleum engineers to prepare reports of our proved reserves. Over time, material changes to reserve estimates may be made, taking into account the results of actual drilling, testing, and production. Also, we make certain assumptions regarding future natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of gas we ultimately recover being different from reserve estimates.

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our gas and oil properties also will be affected by factors such as:

•	geological conditions;

•	changes in governmental regulations and taxation;

•	assumptions governing future prices;

•	the amount and timing of actual production;

•	future operating costs, including costs of materials; and

•	capital costs of drilling new wells.

The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

The exploration for, and production of, gas is an uncertain process with many risks.

The exploration for and production of gas involves risks. The cost of drilling, completing and operating wells for coalbed methane or other gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	shortages or delays in the availability of drilling rigs and the delivery of equipment;

•	pressure or irregularities in formations;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	water in the coal beds and nearby geological strata;

•	pipeline ruptures or spills; and

•	inadequate pipeline capacity to transport gas.

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

CONSOL Energy must obtain governmental permits and approvals for mining and drilling operations, which can be a costly and time consuming process and which can result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. For example, CONSOL Energy often is required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal may have on the environment. Further, the public may comment on and otherwise engage in the permitting process, including through intervention in the courts. Accordingly, the permits CONSOL Energy needs may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct our mining or gas operations or to do so profitably.

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

We compete against many gas producers who are larger and better financed than we are. If demand for gas falls or prices are lower, we may not be able to compete profitably against these larger competitors. For example, in 2002, gas prices were much lower than current prices because mild weather conditions reduced demand and led to oversupply of natural gas.

A significant extended decline in the prices CONSOL Energy receives for our coal and gas could adversely affect our operating results and cash flows.

CONSOL Energy’s results of operations are highly dependent upon the prices we receive for our coal and gas, which are closely linked to consumption patterns of the electric generation industry and certain industrial and residential patterns where gas is the principal fuel. Extended or substantial price declines for coal or gas would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. We expect to be significantly less hedged for gas price fluctuations in 2006 than we have been in the past. Prices of coal and gas may fluctuate widely due to factors beyond our control such as overall domestic and global economic condition; the consumption pattern of industrial consumers, electricity generators and residential users; technological advances affecting energy consumption; domestic and foreign government regulations; price and availability of alternative fuels; price of foreign imports and weather conditions. For example, in 2002, demand for coal and natural gas decreased because of the warm winters in the northeastern United States. This resulted in increased inventories that caused prices to decrease.

CONSOL Energy may not be able to produce sufficient amounts of coal to fulfill our customers’ requirements, which could harm our relationships with customers.

CONSOL Energy may not be able to produce sufficient amounts of coal to meet customer demand, including amounts that we are required to deliver under long-term contracts. CONSOL Energy’s inability to satisfy contractual obligations could result in our customers initiating claims against us.

Unless we replace our natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2005, production is expected to decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. Thus, we may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

We may incur additional costs to produce gas because our chain of title work for gas rights in some of our properties may be inadequate or incomplete.

Some of the gas rights we believe we control are in areas where we have not yet done any exploratory or production drilling. We acquired these properties primarily for the coal rights, and, in many cases were acquired years ago. While chain of title work for the coal estate was generally fully developed, in many cases, the gas estate title work is less robust. Our practice is to review gas estate title work when we consider exploratory or production drilling and to obtain any additional rights needed to perfect our ownership for production purposes of the gas estate. In addition, the steps needed to perfect our ownership varies from state to state and some states permit us to produce the gas without perfected ownership under forced pooling arrangements while other states do not permit this. As a result, we may have to incur title costs and pay royalties to produce gas on acreage that we control and these costs may be material and vary depending upon the state in which we operate. In addition, although we believe we have the right to extract and produce coalbed methane (CBM) from locations where we possess rights to coal, in some cases we may not possess these rights. If we are unable in such cases to obtain those rights from their owners, we will not enjoy the rights to develop the CBM with our mining of coal as provided in the Master Cooperation and Safety Agreement. Our failure to obtain these rights may adversely impact our ability in the future to increase production and reserve. For example, we have substantial acreage in West Virginia for which we have not reviewed the title to determine what, if any, additional rights would be needed to produce CBM from those locations or the feasibility of obtaining those rights.

We need to use unproven technologies to extract coalbed methane on some of our properties.

Our ability to extract gas in coal seams with lower gas content per ton of coal such as the Pittsburgh #8 seam requires the use of advanced technologies that are still being developed and tested. Horizontal drilling is the advanced technology currently being used. This technique, applied in coal seams requires a well design that promotes simultaneous production of water and methane without significant back-pressure, a well that can be subsequently mined through without jeopardizing mine safety and a well that will ensure wellbore integrity throughout its projected life.

Currently the vast majority of our gas producing properties are located in two counties in southwestern Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area.

The vast majority of our gas producing properties are geographically concentrated in two counties in Virginia. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of gas production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters or interruption of transportation of natural gas produced from the wells in this basin or other events which impact this area.

We do not insure against all potential operating risks. We may incur losses and be subject to liability claims as a result of our operations.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we maintain insurance at levels we believe are appropriate and consistent with industry practice, we are not fully insured against all risks, including drilling and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition, results of operations and cash flows.

Other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties.

Although we believe that we hold sufficient rights to all of our advanced gas extraction techniques, other persons could contest our rights and claim ownership of one or more of our advanced techniques for extracting coalbed methane. For example, a third party recently asserted that several of our drilling techniques infringed several patents held by that person. A successful challenge to one or more of our advanced extraction techniques could adversely impact our financial performance and results of operation. We might have to pay a royalty which would increase our production costs or cease using that technique which could raise our production costs or decrease our production of coalbed methane. In addition, we could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to our patent rights or intellectual property rights made by third parties or in bring such proceedings.

If customers do not extend existing contracts or enter into new long-term contracts for coal, the stability and profitability of CONSOL Energy’s operations could be affected.

During the year ended December 31, 2005, approximately 91% of the coal CONSOL Energy produced was sold under long-term contracts (contracts with terms of one year or more). If a substantial portion of CONSOL Energy’s long-term contracts are modified or terminated or if force majeure are exercised, CONSOL Energy would be adversely affected if we are unable to replace the contracts or if new contracts were not at the same level of profitability. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, and includes our production costs and other factors. Price changes, if any, provided in long-term supply contracts are not intended to reflect our cost increases, and therefore increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. As a result, CONSOL Energy may not be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) and long-term contracts may not contribute to our profitability.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the year ended December 31, 2005, we derived approximately 25% of our total revenues from sales to our three largest customers. At December 31, 2005, we had approximately 11 coal and gas supply agreements with these customers that expire at various times from 2006 to 2022. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and those customers may not continue to purchase coal and gas from us under long-term coal supply agreements. If any one of these three customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

Our ability to collect payments from our customers could be impaired if their creditworthiness declines.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base has changed with deregulation as some utilities sold their power plants to their non-regulated affiliates or third parties. These new power plant owners may have credit ratings that are below investment grade. In addition, the creditworthiness of certain of our customers and trading counterparties has deteriorated over the last few years due to lower than anticipated demand for energy and volatility. If the creditworthiness of our customers declines significantly, our $125 million accounts receivable securitization program and our business could be adversely affected.

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

For example, in order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users will need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), or switch to other fuels. Each option has limitations. Lower sulfur coal may be more costly to purchase on an energy basis than higher sulfur coal depending on mining and transportation costs. The cost of installing scrubbers is significant and emission allowances may become more expensive as their availability declines. Switching to other fuels may require expensive modification of existing plants. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent to which power generators switch to alternative fuel could materially affect us if we cannot offset the cost of sulfur removal by lowering the delivered costs of our higher sulfur coals on an energy equivalent basis.

Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, in 2005 the Environmental Protection Agency proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides through the eastern United States. The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in 22 eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. In addition, Congress and several states are now considering legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. These new and proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect our customers, this could adversely affect our operations and results.

Also, numerous proposals have been made at the international, national and state levels that are intended to limit or capture emissions of greenhouse gases, such as carbon dioxide. If comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States or individual states, it could have the effect of restricting the use of coal. Other efforts to reduce emissions of greenhouse gases also may affect the use of fossil fuels, particularly coal, as an energy source.

Government laws, regulations and other legal requirements relating to protection of the environment and health as well as safety matters increase our costs of doing business for active operations, both coal and gas, and may restrict our operations.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign authorities relating to protection of the environment and health as well as safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining properties after mining is completed, the installation of various safety equipment in our mines, and control of surface subsidence from underground mining. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position. In addition, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental, health or safety laws.

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

CONSOL Energy has reclamation and mine closure obligations. If the assumptions underlying our accruals are materially inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and our experience. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

The coal beds from which we produce methane gas frequently contain water that may hamper our ability to produce gas in commercial quantities.

Coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce gas in commercial quantities. The cost of water disposal may affect our profitability.

CONSOL Energy has obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in CONSOL Energy being required to expense greater amounts than anticipated.

CONSOL Energy provides various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2005, the current and non-current portions of these obligations included:

•	post retirement medical and life insurance ($1.7 billion);

•	coal workers’ black lung benefits ($423 million);

•	salaried retirement benefits ($86 million); and

•	workers’ compensation ($198 million).

However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. These obligations are unfunded, except for salaried retirement benefits, of which approximately 66%

was funded at December 31, 2005. In addition, several states in which we operate consider changes in workers’ compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense.

Due to our participation in multi-employer pension plans, we may have exposure under those plans that extend beyond what our obligation would be with respect to our employees.

We contribute to two multi-employer defined benefit pension plans administered by the UMWA. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination could be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy their obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits.

In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service, pursuant to Section 4971 of the Internal Revenue Code (the “Code”) will impose an excise tax of 5% on the amount of the accumulated funding deficiency. Under Section 413(c)(5) of the Code, the liability of each contributing employer, including us, will be determined in part by each employer’s additional contributions in order to reduce the deficiency to zero, which may, along with the payment of the excise tax, have a material adverse impact on our financial results.

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

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 26,300 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey, Michigan and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to our financial position, results of operations or cash flows of CONSOL Energy.

Various federal or state laws and regulations require CONSOL Energy to obtain surety bonds or to provide other assurance of payment for certain of our long-term liabilities including mine closure or reclamation costs, workers’ compensation and other post employment benefits.

Federal and state laws and regulations require us to obtain surety bonds or provide other assurances to secure payment of certain long-term obligations including mine closure or reclamation costs, water treatment costs, federal and state workers’ compensation costs, and other miscellaneous obligations. The requirements and amounts of security are not fixed and can vary from year to year. It has become increasingly difficult for us to secure new surety bonds or renew such bonds without posting collateral. CONSOL Energy has satisfied our obligations under these statutes and regulations by providing letters of credit or other assurances of payment. The issuance of letters of credit under our bank credit facility reduces amounts that we can borrow under our bank credit facility for other purposes.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

See “Coal Operations” and “Gas Operations” in Item 1 of this 10-K for a description of CONSOL Energy’s properties.

Item 3.	Legal Proceedings.

CONSOL Energy is subject to various lawsuits and claims with respect to matters such as personal injury, wrongful death, damage to property, exposure to hazardous substances, environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 26,300 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. During 2005 and 2004 payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of Consol Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of Consol Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized an estimated liability for remediation of this site of which $2,703 remained as of March 31, 2004. In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. The transaction resulted in the reversal of the remaining liability and the recognition of $1,438 of income.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that we are a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At the time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an Administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated undiscounted cost of the removal action including payment of EPA’s past and future costs, is approximately $7,000. CONSOL Energy’s interim allocation among the 4 participating PRPs is approximately 40%-45%. Accordingly, CONSOL Energy recognized a $3,000 liability, of which $1,500 was recognized in 2004 and $1,500 was recognized in 2005. This liability is included in Other Accrued Liabilities. The related cost is included in cost of goods sold and other charges. As of December 31, 2005, CONSOL Energy has made no payments to date related to the remediation of this site. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims may be brought to recover a share of the costs incurred. In addition, EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs there of were also weakening its financial condition, and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. CONSOL Energy management believes these claims are without merit and have a remote chance of being awarded, accordingly, we have not accrued any liability associated with these claims.

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against us which is presently pending in the U.S. District Court for the Western District of Virginia. The action related to untreated water in connection with mining activities at our Buchanan Mine being deposited in the void spaces of nearby mines. The plaintiffs are seeking to stop us from depositing any additional water in these areas, to remove the water that is stored there along with any remaining impurities, to recover $300 million of compensatory and trebled damages and to recover punitive damages. We believe we had, and continue to have, the right to store water in these areas. We have denied liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to this claim. Although we cannot currently estimate the impact of this claim, it is reasonably possible that payments in the future with respect to this pending claim may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As previously disclosed, we expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Additionally, CONSOL Energy has expensed approximately $2,000 related to the premium differential for the plan year beginning October 1, 2004. In August 2005, a court ruling determined that the UMWA Health and Retirement Funds were illegally charging the premium differential. CONSOL Energy was also assessed an unassigned beneficiary premium increase of approximately $6,000 for the plan years beginning October 1, 2002 and October 1, 2003. We believe the calculation of the unassigned beneficiary premium is not accurate and, therefore, we have not paid this premium. CONSOL Energy has accrued an estimated liability related to this premium. The Combined Fund is protesting the court’s decision. If the courts rule in CONSOL Energy’s favor, the premium differential may be refunded to us and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds have been recorded and no amounts have been received from the UMWA Health and Retirement Funds to date.

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

	High	Low	Dividends
Year Period Ended December 31, 2004
Quarter Ended March 31, 2004	$30.01	$20.24	$0.14
Quarter Ended June 30, 2004	$36.73	$24.85	$0.14
Quarter Ended September 30, 2004	$39.25	$29.80	$0.14
Quarter Ended December 31, 2004	$43.90	$32.11	$0.14
Year Period Ended December 31, 2005
Quarter Ended March 31, 2005	$48.31	$37.90	$0.14
Quarter Ended June 30, 2005	$54.15	$41.97	$0.14
Quarter Ended September 30, 2005	$76.27	$55.73	$0.14
Quarter Ended December 31, 2005	$79.03	$54.12	$0.14

As of February 7, 2006, there were approximately 66,000 holders of record of our common stock. The computation of the approximate number of shareholders is based upon a broker search.

On January 27, 2006, CONSOL Energy’s board of directors declared a dividend of $0.14 per share, payable on February 24, 2006, to shareholders of record on February 9, 2006.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s board of directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, the credit ratings of CONSOL Energy, planned investments by CONSOL Energy and such other factors as the board of directors deems relevant. Current outstanding indebtedness of CONSOL Energy does not restrict our ability to pay cash dividends up to $0.56 per share per fiscal year, except that the credit facility would not permit dividend payments in the event of a default. The limitation on paying cash dividends up to $0.56 per share per fiscal year will not apply if the leverage ratio covenant is 1.00 to 1.00 or less. This ratio was 0.07 to 1.00 at December 31, 2005.

See Part III, Item 11. “Executive Compensation” for information relating to CONSOL Energy’s equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the years ended December 31, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. The selected consolidated financial data for, and as of the end of, the year ended December 31, 2001 are derived from our unaudited consolidated financial statements, and in the opinion of management include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of our financial position and operating results for these periods. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included in this report. In 2001, we changed our fiscal year from a fiscal year ended June 30 to a fiscal year ended December 31 in order to coordinate reporting periods with our majority shareholder at that time commencing with the fiscal year started January 1, 2002.

STATEMENT OF INCOME DATA

(In thousands except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
					(Unaudited)
Revenue and Other Income:
Sales—Outside and Related Party	$2,982,582	$2,468,248	$2,042,851	$2,003,345	$2,095,463
Sales—Purchased Gas	275,148	112,005	—	—	—
Freight—Outside and Related Party(A)	119,811	110,175	114,582	134,416	159,029
Other income	105,582	86,321	65,033	45,837	64,526
Gain on Sale of 18.5% interest in CNX Gas	327,326	—	—	—	—

Total Revenue and Other Income	3,810,449	2,776,749	2,222,466	2,183,598	2,319,018
Costs:
Cost of goods sold and other operating charges (exclusive of depreciation, depletion and amortization shown below)	2,158,760	1,887,947	1,624,016	1,543,189	1,585,686
Purchased gas costs	278,720	113,063	—	—	—
Freight expense	119,811	110,175	114,582	134,416	159,029
Selling, general and administrative expense	80,700	72,870	77,571	65,888	61,155
Depreciation, depletion and amortization	261,851	280,397	242,152	262,873	243,588
Interest expense	27,317	31,429	34,451	46,213	43,356
Taxes other than income	228,606	198,305	160,209	172,479	160,954
Export sales excise tax resolution	—	—	(614)	(1,037)	(118,120)
Restructuring costs	—	—	3,606	—	—

Total Costs	3,155,765	2,694,186	2,255,973	2,224,021	2,135,648

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	654,684	82,563	(33,507)	(40,423)	183,370
Income taxes (benefits)	64,339	(32,646)	(20,941)	(52,099)	32,164

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	590,345	115,209	(12,566)	11,676	151,206
Minority interest	(9,484)	—	—	—	—
Cumulative effect of changes in accounting for workers’ compensation liability, net of income taxes of $53,080	—	83,373	—	—	—
Cumulative effect of changes in accounting for mine closing, reclamation and gas well closing costs, net of income taxes of $3,035	—	—	4,768	—	—

Net Income (loss)	$580,861	$198,582	$(7,798)	$11,676	$151,206

Earnings per share from continuing operations
Basic	$6.33	$1.28	$(0.15)	$0.15	$1.92

Dilutive	$6.26	$1.26	$(0.15)	$0.15	$1.91

Earnings per share from net income
Basic(B)	$6.33	$2.20	$(0.10)	$0.15	$1.92

Dilutive(B)	$6.26	$2.18	$(0.10)	$0.15	$1.91

Weighted average number of common shares outstanding:
Basic	91,744,954	90,230,693	81,732,589	78,728,560	78,671,821

Dilutive	92,767,490	91,199,945	81,732,589	78,834,023	78,964,557

Dividend per share	$0.56	$0.56	$0.56	$0.84	$1.12

BALANCE SHEET DATA

(In thousands)

	At December 31,
	2005	2004	2003	2002	2001
Working capital (deficiency)	$194,578	$(243,275)	$(358,459)	$(191,596)	$(70,505)
Total assets	5,087,652	4,195,611	4,318,978	4,293,160	4,298,732
Short-term debt	—	5,060	68,760	204,545	77,869
Long-term debt (including current portion)	442,996	429,645	495,242	497,046	545,440
Total deferred credits and other liabilities	2,726,563	2,582,318	2,757,130	2,828,249	2,913,763
Stockholders’ equity	1,025,356	469,021	290,637	162,047	271,559

OTHER OPERATING DATA

(Unaudited)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Coal:
Tons sold (in thousands)(C) (D)	70,537	69,537	63,962	67,308	76,503
Tons produced (in thousands)(D)	69,126	67,745	60,388	66,230	73,705
Productivity (tons per manday)(D)	37.95	40.51	41.26	40.18	39.95
Average production cost ($ per ton produced)(D)	$30.06	$27.54	$26.24	$24.73	$22.21
Average sales price of tons produced ($ per ton produced)(D)	$35.61	$30.06	$27.61	$26.76	$24.66
Recoverable coal reserves (tons in millions)(D)(E)	4,546	4,509	4,158	4,275	4,365
Number of active mining complexes (at period end)	17	16	15	17	21
Gas:
Net sales volume produced (in billion cubic feet) (D)	48.39	48.56	44.46	41.30	33.92
Average sale price ($ per mcf)(D)(F)	$6.72	$5.41	$4.31	$3.17	$4.04
Average costs ($ per mcf) (D)	$2.69	$2.45	$2.35	$2.18	$2.38
Proved reserves (in billion cubic feet)(D)(G)	1,130	1,045	1,004	961	1,023

CASH FLOW STATEMENT DATA

(In thousands)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net cash provided by operating activities	$409,086	$358,091	$381,127	$329,556	$347,356
Net cash used in investing activities	(74,413)	(400,542)	(204,614)	(339,936)	(114,160)
Net cash (used in) provided by financing activities	(455)	42,360	(181,517)	6,315	(228,184)

OTHER FINANCIAL DATA

(Unaudited)

(In thousands)

Capital expenditures	$523,467	$410,611	$290,652	$295,025	$266,825
EBIT(H)	664,451	108,616	(5,354)	(1,230)	194,330
EBITDA(H)	926,302	389,013	236,798	261,643	437,918
Ratio of earnings to fixed charges(I)	15.95	2.76	—	—	4.38

(A)	See Note 28 of Notes to Consolidated Financial Statements for sales and freight by operating segment.
(B)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 1,022,536, 969,252, none, 105,463 and 292,736 for the year ended December 31, 2005, 2004, 2003, 2002 and 2001.
(C)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 1.6 million tons in year ended December 31, 2005; 2.1 million tons in the year ended December 31, 2004; 2.5 million tons in the year ended December 31, 2003; 2.5 million tons in the year ended December 31, 2002 and 2.8 million tons in the year ended December 31, 2001. There were no sales of coal produced by equity affiliates in the year ended December 31, 2005. Sales of coal produced by equity affiliates in previous periods were: 0.1 million tons in the year ended December 31, 2004; 1.0 million tons in the year ended December 31, 2003; 1.6 million tons in the year ended December 31, 2002; and 1.6 million tons in the year ended December 31, 2001.
(D)	Amounts include intersegment transactions. For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their net production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, Glennies Creek Mine is reported as an equity affiliate through February 2004. Glennies Creek Mine is reported as an equity affiliate for the entire December 2003 period and Line Creek was reported as an equity affiliate through February 2003. Line Creek Mine and Glennies Creek Mine are reported as equity affiliates for the December 31, 2002 period. Line Creek Mine was also reported as an equity affiliate for the December 31, 2001 period. For gas, Knox Energy makes up the equity earnings data in 2005, 2004, 2003 and 2002. Greene Energy was part of equity earnings in 2002 and 2001. Pocahontas Gas Partnership accounts for the majority of the information reported as an equity affiliate for approximately eight months in the December 31, 2001 period. Sales of gas produced by equity affiliates were 0.23 bcf in the year ended December 31, 2005, 0.20 bcf in the year ended December 31, 2004, .08 bcf in the year ended December 31, 2003, .22 bcf in the year ended December 31, 2002 and 5.5 bcf in the year ended December 31, 2001.
(E)	Represents proven and probable coal reserves at period end.
(F)	Represents average net sales price before the effect of derivative transactions.
(G)	Represents proved developed and undeveloped gas reserves at period end.

(H)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

	Year Ended December 31,
(Unaudited) (In thousands)	2005	2004	2003	2002	2001
					(Unaudited)
Net Income (Loss)	$580,861	$198,582	$(7,798)	$11,676	$151,206
Add: Interest expense	27,317	31,429	34,451	46,213	43,356
*Less: Interest income	(8,066)	(5,376)	(5,602)	(5,738)	(5,990)
*Less: Interest income included in export sales excise tax resolution	—	—	(696)	(1,282)	(26,406)
Less: Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	(83,373)	—	—	—
Less: Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income taxes of $3,035	—	—	(4,768)	—	—
Add: Income Tax Expense (Benefit)	64,339	(32,646)	(20,941)	(52,099)	32,164

Earnings (Loss) before interest and taxes (EBIT)	664,451	108,616	(5,354)	(1,230)	194,330
Add: Depreciation, depletion and amortization	261,851	280,397	242,152	262,873	243,588

Earnings before interest, taxes and depreciation, depletion and amortization (EBITDA)	$926,302	$389,013	$236,798	$261,643	$437,918

(I)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the year ended December 31, 2003 and December 31, 2002, fixed charges exceeded earnings by $24.7 million and $30.6 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CONSOL Energy had net income of $581 million for the year ended December 31, 2005 compared to $199 million for the year ended December 31, 2004. Net income for the 2005 period was improved due to the $327 million gain on sale of 18.5% interest in CNX Gas Corporation. On June 21, 2005, the Board of Directors of CONSOL Energy authorized the incorporation of CNX Gas Corporation (CNX Gas). On June 30, CNX Gas was incorporated and issued 100 shares of its $0.01 par value common stock to Consolidation Coal Company, a wholly-owned subsidiary of CONSOL Energy. CNX Gas was incorporated to conduct CONSOL Energy’s gas exploration and production activities. In August 2005, CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. In exchange for CONSOL Energy’s contribution of assets, CONSOL Energy received approximately 122.9 million shares of CNX Gas common stock. CNX Gas entered into various agreements with CONSOL Energy that define various operating and service relationships between the two companies. In August 2005, CNX Gas entered into an agreement to sell approximately 24.3 million shares in a private transaction and granted a 30-day option to purchase an additional 3.6 million shares. In August 2005, CNX Gas closed on the sale of all 27.9 million shares. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. In August 2005, a Registration Statement on Form S-1 was filed with the SEC with respect to those shares. The registration statement was declared effective on January 18, 2006. The proceeds (approximately $420,167 including proceeds from the sale of the additional 3.6 million shares) were used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327,326. The proceeds received less the financial basis in the assets and liabilities given up were recognized as a gain on sale of a subsidiary’s stock in the year ended December 31, 2005 in the consolidated financial statements. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, no deferred tax was provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Improved net income was also due to higher average sales prices for coal and gas. This increase was offset, in part by costs related to the Buchanan Mine fire and by higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to higher supply costs, higher labor costs, higher contract mining fee costs and higher other post employment benefits per unit sold. Higher gas unit costs were primarily attributable to increased royalty expense, changes in imbalance amounts and firm transportation costs. Net income in the 2004 period included $83 million due to a cumulative effect of change in accounting for workers’ compensation.

Total coal sales for the year ended December 31, 2005 were 70.5 million tons, including sales by consolidated variable interest entities, of which 68.9 million tons were produced by CONSOL Energy operations, or sold from inventory of company-produced coal. This compares with total coal sales of 69.5 million tons for the year ended December 31, 2004, of which 67.4 million tons were produced by CONSOL Energy operations or sold from inventory of company-produced coal. Overall, production of 69.1 million tons, including production from consolidated variable interest entities and our portion of equity affiliates, increased 1.4 million tons from the 2004 period. Bailey Mine, McElroy Mine, Loveridge Mine and Emery Mine set production records in 2005, which offset the estimated loss of approximately 2.5 million tons from the Buchanan Mine due to problems that occurred there during the year.

Sales volumes of coalbed methane gas, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, decreased 0.9% to 55.0 billion cubic feet for the year ended December 31, 2005 compared with 55.5 billion cubic feet in the year ended December 31, 2004. The decrease in sales volumes is primarily due to the loss of 3.6 billion cubic feet related to the Buchanan fire and 1.1 billion cubic feet from curtailments on shipment capacity on the Columbia interstate pipeline. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 19.2% to $6.02 per thousand cubic feet in the 2005 period compared with $5.05 per thousand cubic feet in the 2004 period.

In September 2005, the Buchanan Mine, near Keen Mountain, Virginia, suspended production following a problem with the mine’s skip hoist mechanism. The hoist was repaired and production resumed on December 13, 2005. It is estimated that the mine lost approximately 1.0 million tons of production during the period that production was suspended. During that period, the company invoked the force majeure provision on all sales contracts for Buchanan Mine coal.

In October 2005, David C. Hardesty, President-West Virginia University, was elected to the CONSOL Energy Board of Directors.

In December 2005, the Board of Directors authorized a common share repurchase program of up to $300 million during the 24-month period beginning January 1, 2006 and ended December 31, 2007. CONSOL has repurchased 155,000 shares through February 7, 2006 at an average price of $69.06 under this program.

In January 2006, CONSOL Energy entered into a coal sales agreement with American Electric Power (AEP) for the sale of up to 82.5 million tons of high-Btu bituminous coal to various AEP coal-fired power stations over a 15-year period beginning in 2007 and running through 2021. The coal will come from the Shoemaker and McElroy mines and will be shipped to AEP power plants that have or will be equipped to have scrubbers. As a result of the new contract, we will begin a major capital improvement project for the Shoemaker Mine, replacing the mine’s older, rail haulage system with a new, more efficient conveyor belt haulage system.

In January 2006, CONSOL Energy purchased Mon River Towing and J.A.R. Barge Lines, LP from the Guttman Group, a private concern. The acquisition will increase the size of CONSOL Energy’s towboat fleet from 5 to 18 and increase the number of barges from about 300 to more than 650, increasing coal transportation capacity from 11 million tons to about 24 million tons. The transaction closed on January 20, 2006.

On January 18, 2006, CNX Gas Corporation’s registration statement on Form S-1 was declared effective by the U.S. Securities and Exchange Commission. This registration statement covers 27,936,667 shares of CNX Gas common stock. These shares have been approved for listing on the New York Stock Exchange under the symbol “CXG.” CONSOL Energy owns approximately 81.5% of CNX Gas outstanding shares.

Over the next two years, electricity generation in the United States is forecast to grow approximately 2.0% per annum, absent any adverse weather impacts. According to industry reports, coal inventories are significantly below normal in the United States and could add 10-20 million tons of demand in 2006. Furthermore, natural gas prices remain high and make gas powered generation more expensive than that of coal. These factors should contribute to an already tight supply/demand balance for U.S. thermal (steam) coal.

The United States Energy Information Administration (EIA) has forecasted that over the next four years there are more than 12 gigawatts of planned capacity additions from new generators that will use coal as an energy source—requiring an estimated 30 million tons of high-Btu coal per year. In addition, there are nearly 50 gigawatts of existing coal-fired power scheduled to be retrofitted with scrubbers over the same time frame. CONSOL Energy expects to benefit from: the long-term demand for high-Btu Northern Appalachia coal due to new and retrofitted scrubbers on power plants geographically located near CONSOL’s mines; the growing demand for electricity generation as consumers use more electricity-dependent devices; the geological limitations of Central Appalachian coal; and the potential transportation issues associated with lower Btu coal.

While the overall market for coal remains positive, we believe the growth in demand for Northern Appalachian coal will exceed the industry’s organic growth by a wide-margin. The transaction with AEP that we announced earlier this month is indicative of the way we see this market evolving. Major coal-burning power generators are beginning to move to the high-Btu products available close to their plants as their scrubber construction projects are completed.

Results of Operations

Twelve Months Ended December 31, 2005 Compared with Twelve Months Ended December 31, 2004

Net Income

Net income changed primarily due to the following items (table in millions):

	2005	2004	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased (Outside and Related Party)	$2,527	$2,087	$440	21.1%
Produced Gas Sales	327	275	52	18.9%
Purchased Gas Sales	275	112	163	145.5%
Gain on Sale of 18.5% interest in CNX Gas	327	—	327	100.0%
Other Sales and Other Income	354	303	51	16.8%

Total Revenue and Other Income	3,810	2,777	1,033	37.2%
Coal Cost of Goods Sold—Produced and Purchased	1,702	1,533	169	11.0%
Produced Gas Cost of Goods Sold	116	105	11	10.5%
Purchased Gas Cost of Goods Sold	279	113	166	146.9%
Other Cost of Goods Sold	340	250	90	36.0%

Total Cost of Goods Sold	2,437	2,001	436	21.8%

Other	719	693	26	3.8%

Total Costs	3,156	2,694	462	17.1%

Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting	654	83	571	688.0%
Income Tax Expense (Benefit)	64	(33)	97	293.9%

Earnings Before Minority Interest and Cumulative Effect of Change in Accounting Principle	590	116	474	408.6%
Minority Interest	(9)	—	(9)	(100.0)%

Earnings Before Cumulative Effect of Change in Accounting Principle	581	116	465	400.9%
Cumulative Effect of Change in Accounting Principle	—	83	(83)	(100.0)%

Net Income	$581	$199	$382	192.0%

Earnings before cumulative effect of change in accounting for the 2005 period were improved primarily due to the gain on sale of 18.5% interest in CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. CNX Gas received proceeds of $420.2 million, which it used to pay a special dividend to CONSOL Energy. The proceeds received less the financial basis in the assets and liabilities given up by CONSOL Energy was recognized as a gain on sale of a subsidiary’s stock in the year ended December 31, 2005. The pre-tax gain recognized on this transaction was $327.3 million. In accordance with Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Earnings before cumulative effect of change in accounting were also improved due to increased average sales prices for both coal and gas and increased volume of produced coal sold. These increases were offset, in part, by costs related to the Buchanan Mine fire and by higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to increased supply costs, higher labor costs, higher contractor mining fees and higher other post-employment benefits. Higher gas unit costs were primarily due to increased royalty expense, imbalance charges and firm transportation expenses. Net income in the 2004 period included a cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed our method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded our workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy records our liability on a discounted basis.

Revenue

Revenue and other income increased due to the following items:

	2005	2004	Dollar Variance	Percentage Change
Sales
Produced Coal—Outside and Related Party	$2,448	$2,008	$440	21.9%
Purchased Coal	79	79	—	—%
Produced Gas	327	275	52	18.9%
Purchased Gas	275	112	163	145.5%
Industrial Supplies	93	79	14	17.7%
Other	36	27	9	33.3%

Total Sales	3,258	2,580	678	26.3%
Freight Revenue	120	110	10	9.1%
Gain on Sale of 18.5% of CNX Gas	327	—	327	100.0%
Other Income	105	87	18	20.7%

Total Revenue and Other Income	$3,810	$2,777	$1,033	37.2%

The increase in company produced coal sales revenue, including related party, during the 2005 period was due mainly to the increase in average sales price per ton and increased sales volumes.

	2005	2004	Variance	Percentage Change
Produced Tons Sold (in millions)	68.9	67.3	1.6	2.4%
Average Sales Price Per Ton	$35.54	$29.84	$5.70	19.1%

The increase in average sales price primarily reflects stronger prices negotiated in 2004 and early 2005 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. The increase was also attributable to pricing premiums due to improved quality on coal shipments. The increase in tons sold was due primarily to increased production at McElroy, Loveridge, Bailey, the reactivation of Emery Mine in August 2004 and the opening of the Miller Creek complex in October 2004. These production increases were offset, in part, by a decrease in tons sold due to lower production at Buchanan and various contractor locations. The McElroy production increase is related to running two longwall mining units in the 2005 period compared to running one longwall mining unit in the 2004 period. The Loveridge production increase is due to the mine operating for the full twelve months of the 2005 period compared to only a portion of the 2004 period due to the fire at this location in 2003. Bailey production increases were due to increased productivity in the period-to-period comparison. Buchanan production decreased in the 2005 period due to a fire that developed in the mine after a large rock fall behind the longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Buchanan resumed production on June 16, 2005. On September 16, 2005, Buchanan experienced an accident with the skip hoist which brings the coal from underground to the surface. The mine was idled until repairs to the skip hoist were completed. The mine resumed production on December 13, 2005.

Company-purchased coal sales revenue remained consistent in the period-to-period comparison due to an increase in average sales price per ton of purchased coal, offset by reduced sales volumes.

	2005	2004	Variance	Percentage Change
Produced Tons Sold (in millions)	1.6	2.1	(0.5)	(23.8)%
Average Sales Price Per Ton	$48.41	$37.60	$10.81	28.8%

The increased average sales price is primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets. Increased revenue from higher average sales prices were offset by lower sales volumes of purchased coal in the 2005 period compared to the 2004 period.

The increase in gas sales revenue was due to a higher average sales price per thousand cubic feet sold in the 2005 period compared to the 2004 period.

	2005	2004	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	54.4	54.6	(0.2)	(0.4)%
Average Sales Price per thousand cubic feet (including effects of derivative transactions)	$6.00	$5.04	$0.96	19.0%

We believe the 2005 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The adverse affect of the 2005 hurricane season also shut-in significant portions of Gulf Coast gas, increasing the tight supply, and leading to even higher prices in 2005. CONSOL Energy enters into various physical gas swap transactions with both gas marketers and other counterparties for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These physical and financial hedges represented approximately 70% of our produced gas sales volumes for the year ended December 31, 2005 at an average price of $4.77 per thousand cubic feet. Despite the loss of approximately 4.0 billion cubic feet of gas related to the Buchanan Mine incident and 1.4 billion cubic feet due to maintenance related capacity constraints on CONSOL Energy’s transportation capacity on the Columbia interstate pipeline, sales volumes are only slightly lower in the 2005 period compared to the 2004 period. We were able to offset these production losses with additional volumes coming on-line from our on-going drilling program, and by successfully initiating a frac well enhancement and stimulation program on wells unaffected by the mine fire.

As a result of increased demand for pipeline use on the Columbia interstate pipeline, and the potential for curtailment on portions of the shipment capacity allocated to CONSOL Energy, we purchased firm transportation capacity on the pipeline during 2005. This arrangement offset a portion of the expected impact from periodic curtailments. In April 2005, we were given notice by Columbia regarding reductions in allowable gas flow due to routine maintenance and construction activities. Interruptible gas was completely shut-in and our contracted firm transportation flows were reduced by 60% which resulted in reduced revenues of $6.8 million along with other smaller curtailments throughout the year that were also eventually lifted. Although we anticipate that these pipeline constraints will be an on-going issue for the foreseeable future, we also intend to gain access to the East Tennessee Natural Gas (“ETNG”) pipeline, which is south of our Central Appalachia operations. ETNG has received the approval of the Federal Energy Regulatory Commission (“FERC”) for the construction of a 32-mile lateral pipeline, called Jewell Ridge Lateral, that will transport gas from our Central Appalachia operations to ETNG’s major transportation pipeline to the south. The FERC approval is subject to certain conditions, which ETNG is working to satisfy. Jewell Ridge Lateral is expected to be in service in the summer of 2006 and will provide us with an alternative transportation route to the northeast markets we currently serve as well as access to east coast markets.

Additionally, we simultaneously purchased gas from and sold gas to other counterparties between the segmentation and interruptible pools on the Columbia interstate pipeline in order to satisfy obligations to certain customers. In accordance with Emerging Issues Task Force 99-19, we have increased our revenues and our costs. Sales of purchased gas volumes have increased primarily due to CONSOL Energy utilizing higher levels of firm transportation throughout the 2005 period that required us to purchase from and sell to other counterparties. CONSOL Energy began to enter into this type of transaction in May of 2004.

	2005	2004	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	28.7	17.5	11.2	64.0%
Average Sales Price per thousand cubic feet	$9.59	$6.39	$3.20	50.1%

The $14 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

The $9 million increase in other sales was attributable to revenues from river barge towing. Under the Jones Act Bowater exemption, because CONSOL Energy was more than 25% owned by a foreign company, we were prohibited from providing river barge towing to third parties. CONSOL Energy began third party river barge towing shortly after RWE AG divested their ownership interest in the 2004 period as we were no longer restricted by the Jones Act.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

On June 21, 2005, the Board of Directors of CONSOL Energy authorized the incorporation of CNX Gas Corporation (CNX Gas). On June 30, CNX Gas was incorporated and issued 100 shares of its $0.01 par value common stock to Consolidation Coal Company, a wholly-owned subsidiary of CONSOL Energy. CNX Gas was incorporated to conduct CONSOL Energy’s gas exploration and production activities. In August 2005, CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. In exchange for CONSOL Energy’s contribution of assets, CONSOL Energy received approximately 122.9 million shares of CNX Gas common stock. CNX Gas entered into various agreements with CONSOL Energy that define various operating and service relationships between the two companies. In August 2005, CNX Gas entered into an agreement to sell approximately 24.3 million shares in a private transaction and granted a 30-day option to purchase an additional 3.6 million shares. In August 2005, CNX Gas closed on the sale of all 27.9 million shares. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. In August 2005, a Registration Statement on Form S-1 was filed with the SEC with respect to those shares. The registration statement was declared effective on January 18, 2006. The proceeds (approximately $420,167 including proceeds from the sale of the additional 3.6 million shares) were used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327,326.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income.

	2005	2004	Dollar Variance	Percentage Change
Royalty Income	$26	$19	$7	$36.8%
Buchanan fire business interruption proceeds	18	—	18	100.0%
Gain on sale of assets	15	41	(26)	(63.4)%
Interest Income	8	5	3	60.0%
Harmar Trust Settlement	7	—	7	100.0%
Equity in income (loss) of affiliates	3	(4)	7	175.0%
Other miscellaneous	28	26	2	7.7%

Total Other Income	$105	$87	$18	20.7%

Royalty income has increased due primarily to third parties producing more tonnage from CONSOL owned property in the period-to-period comparison.

Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind our longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the fire at Buchanan Mine. During the three months ended December 31, 2005, CONSOL Energy received an advance on the filed claim from the insurance companies. The portion of the advance related to fire abatement and various related costs relieved the previously established receivable. The portion related to business interruption was recognized as other income in the period received.

The decrease in gain on sale of assets in the 2005 period reflects CONSOL Energy’s sale of stock in our wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. for $27.5 million, the assumption of approximately $21.3 million of debt, and associated interest rate swaps and foreign currency hedges in the 2004 period. The sale resulted in a pre-tax gain of approximately $14.4 million. The additional gain on sale of assets in the 2004 period is primarily related to the sale of several previously closed operations. The 2005 period gain on sale of assets is primarily related to the sale of several previously closed operations.

Interest income increased in the period-to-period comparison due to our improved cash position. Cash and cash equivalent balances at December 31, 2005 were $340.6 million compared to $6.4 million at December 31, 2004. The improved cash position was primarily due to the August sale of 18.5% interest in CNX Gas stock. The private sale of this stock resulted in $420.2 million of proceeds.

Other income from the Harmar Environmental Trust (the Trust) Settlement was attributable to the Civil Division of the Court of Common Pleas of Allegheny County’s decision to terminate a Trust among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust Agreement. Any excess funding upon completion of water treatment or a specified date in the future was to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, $15.0 million, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy’s water treatment obligations. CONSOL Energy provided the financial assurance for this obligation and the funds were released from escrow. CONSOL Energy is responsible for the ongoing water treatment at this facility. CONSOL Energy recorded the funds and the present value of the water treatment liability resulting in $6.5 million of income in the 2005 period.

The equity income of affiliates in the 2005 period is attributable to CONSOL Energy’s portion of a gain on sale of land by an affiliate. The equity losses of affiliates in the 2004 period is due mainly to the equity losses related to Glennies Creek Mine operating results prior to the sale that occurred in February 2004.

An additional $2 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2005	2004	Dollar Variance	Percentage Change
Cost of Good Sold and Other Charges
Produced Coal	$1,613	$1,457	$156	10.7%
Purchased Coal	89	76	13	17.1%
Produced Gas	116	105	11	10.5%
Purchased Gas	279	113	166	146.9%
Industrial Supplies	105	94	11	11.7%
Closed and Idle Mines	69	72	(3)	(4.2)%
Other	166	84	82	97.6%

Total Cost of Goods Sold	$2,437	$2,001	$436	21.8%

Increased cost of goods sold and other charges for company-produced coal was due mainly to an 8.2% increase in cost per ton of produced coal sold and a 2.4% increase in sales volumes.

	2005	2004	Variance	Percentage Change
Produced Tons Sold (in millions)	68.9	67.3	1.6	2.4%
Average Cost of Goods Sold and Other Charges Per Ton	$23.42	$21.64	$1.78	8.2%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, higher labor costs, higher contract mining fee costs and higher other post employment benefits per unit sold. Higher supply costs were attributable to increased maintenance costs and increased cost for steel, petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Higher supply costs were also related to certain locations being in difficult mining conditions which increase costs on a per unit of output basis. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Mancounts have been increased in certain locations to maintain development rates ahead of the longwall mining units. Labor rates were increased in order to stay competitive in certain labor markets. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased other post employment benefits were primarily due to the impact of cost increases for medical and drug benefits. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2005 period compared to the 2004 period. These increases in costs were offset, in part, by reduced Combined Fund premiums related to a premium differential that was paid in the 2004 period. Also, CONSOL Energy currently anticipates that the 1992 Fund premiums will increase approximately $4 million for the plan year beginning January 1, 2006. Due to the recent insured losses at our mines, property and business interruption insurance coverage may be difficult to renew at the current pricing levels and terms.

Purchased coal cost of goods sold and other charges increased in the period-to-period comparison.

	2005	2004	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.6	2.1	(0.5)	(23.8)%
Average Cost of Goods Sold and Other Charges Per Ton	$54.34	$36.34	$18.00	49.5%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals, offset by reduced volumes of purchased coal sold.

Gas cost of goods sold and other charges increased due primarily to increased unit costs.

	2005	2004	Variance	Percentage Change
Gas Sales Volumes (in billion gross cubic feet)	54.4	54.6	(0.2)	(0.4)%
Average Cost Per Thousand Cubic Feet	$2.13	$1.93	$0.20	10.4%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased royalty expense, offset, in part by changes in imbalance amounts. Royalty expense increased approximately $0.07 per thousand cubic feet in the 2005 period compared to the 2004 period primarily due to the 19.0% increase in average sales price per thousand cubic feet in the same periods. Additionally, the average cost per thousand cubic feet of gas sold increased due to a $0.03 increase per thousand cubic feet of gas sold related to the purchase of firm transportation capacity on the Columbia interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline access in the 2005 period. Cost per unit increased $0.01 per thousand cubic feet of gas sold due to higher well maintenance fees. These fees have increased due to more wells being serviced in 2005. The increase in average unit costs was also due to an increase of approximately $0.02 per thousand cubic feet in the period-to-period comparison due to changes in the gas imbalance amounts. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, CONSOL Energy is responsible for monitoring this imbalance and requesting adjustments to contracted volumes as circumstances warrant. The increase in imbalance cost per unit sold was offset by corresponding increases in gas sales revenue. In addition, unit costs increased $0.02 per thousand cubic feet due to additional power expense as a result of converting several compressors from gas powered to electric powered in the 2005 period. An increase of $0.05 per thousand cubic feet was attributable to various costs which were incurred throughout both periods, none of which were individually material.

In connection with the purchase of firm transportation capacity on the Columbia pipeline, we purchased from and sold to other gas suppliers, which increased our revenues and our costs. CONSOL Energy believes this type of transaction may continue as a result of increased capacity demands on the Columbia pipeline. The 2004 period included a smaller volume of firm transportation activity as we did not begin to purchase this capacity until May of 2004. Purchased gas information is as follows:

	2005	2004	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	28.7	17.5	11.2	64.0%
Average Cost Per Thousand Cubic Feet	$9.71	$6.45	$3.26	50.5%

Industrial supplies cost of goods sold have increased $11 million primarily due to higher sales volumes.

Closed and idle mine cost of goods sold was $3 million lower in the 2005 period compared to the 2004 period primarily due to lower workers’ compensation expense. Workers’ compensation expense related to closed and idled locations has decreased $9 million primarily due to the actuarial effects of several law changes in the state of West Virginia related to workers’ compensation. Lower expense was also due to Emery being active for all of the 2005 period compared to being idled for most of the 2004 period. Other reductions in closed and idle mine cost of goods sold were due to various transactions that occurred throughout both periods, none of which were individually material. These improvements were offset, in part, by higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were a result of updated engineering surveys. Survey adjustments resulted in $10 million of additional expense in the 2005 period for closed and idled locations compared to the results of the survey adjustments in the 2004 period.

Miscellaneous cost of goods sold and other charges increased due to the following items:

	2005	2004	Dollar Variance	Percentage Change
Incentive compensation	$35	$25	$10	40.0%
Buchanan Mine fire	34	—	34	100.0%
Buchanan skip hoist accident	3	—	3	100.0%
Sales contract buy outs	13	9	4	44.4%
Bank fees	12	12	—	—%
Litigation settlements and contingencies	10	4	6	150.0%
Coal Property holding costs	10	5	5	100.0%
Stock-based compensation expense	4	1	3	300.0%
Accounts receivable securitization fees	2	2	—	—%
Other post employee benefit curtailment gain	—	(3)	3	100.0%
Buckeye landfill superfund site liability transfer	—	(1)	1	100.0%
Miscellaneous transactions	43	30	13	43.3%

Total Miscellaneous Cost of Goods Sold and Other Charges	$166	$84	$82	97.6%

Incentive compensation expense increased due to an increase in the projected amount expected to be paid out to employees for the 2005 period compared to the 2004. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind our longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred, net of expected insurance recovery, for the year ended December 31, 2005 were $34 million.

The Buchanan Mine was idled on September 16, 2005 following a problem with the mine’s skip hoist mechanism. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. Expenses of approximately $3 million related to the damaged area were incurred during this time frame. Also, approximately $7 million were capitalized related to the installation and replacement of equipment and facilities damaged in the accident. We plan to file property damage and business interruption claims related to this incident. As of December 31, 2005, no insurance receivables have been recognized for these anticipated claims.

In the 2005 and 2004 periods, agreements were made to buy out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher pricing.

Bank fees remained consistent in the period to period comparison.

Litigation settlements and contingencies increased in the 2005 period compared to the 2004 period. The increase is attributable to a proposed settlement agreement with certain lessors in western Kentucky which would require the transfer of certain properties and permits, as well as a cash payment to the lessors, with the lessors assuming all reclamation liability for the mine property which is being transferred. Various other contingencies were incurred in both periods, none of which were individually material.

Coal property holding costs increased in the 2005 period primarily due to leasehold surrenders that occurred in 2005.

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

Accounts receivable securitization fees remained consistent in the period to period comparison.

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

Miscellaneous cost of goods sold and other charges increased $13 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2005	2004	Dollar Variance	Percentage Change
Freight expense	$120	$110	$10	9.1%

Selling, general and administrative costs have increased due to the following items:

	2005	2004	Dollar Variance	Percentage Change
Professional consulting and other purchased services	$20	$14	$6	42.9%
Wages and salaries	27	25	2	8.0%
Other	34	34	—	—%

Total Selling, General and Administrative	$81	$73	$8	11.0%

Costs of professional consulting and other purchased services were higher in the 2005 period compared to the 2004 period primarily due to services provided related to various corporate initiatives.

Wages and salaries have increased in the 2005 period due to additional employees hired in 2005.

Depreciation, depletion and amortization decreased due to the following items:

	2005	2004	Dollar Variance	Percentage Change
Coal	$214	$234	$(20)	(8.5)%
Gas:
Production	23	22	1	4.5%
Gathering	12	11	1	9.1%

Total Gas	35	33	2	6.1%
Other	13	13	—	—%

Total Depreciation, Depletion and Amortization	$262	$280	$(18)	(6.4)%

The decrease in coal depreciation, depletion and amortization was primarily attributable to the acceleration of approximately $32 million of depreciation for equipment and facilities at Rend Lake and other idle mines in the 2004 period. CONSOL Energy’s management reviewed the assets at these idled locations in conjunction with changes in mine plans for these locations. No plan of use for these items was determined. These pieces of equipment and facilities were considered abandoned and estimated useful lives were adjusted accordingly. Rend Lake and the other idled locations have existing coal reserves that may be accessed through new facilities or from other active locations. This decrease was offset, in part, by additional equipment being placed in service at active locations, such as McElroy Mine, Bailey Mine and Enlow Mine, after the 2004 period. Increases were also attributable to expansion projects, such as McElroy and Bailey refuse area and plant expansion, that were completed and in service in the 2005 period.

The increase in gas production depreciation, depletion and amortization was primarily due to higher unit-of-production rates in the 2005 period compared to the 2004 period. Rates are generally calculated using the net book value of assets at the end of the year divided by proven developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased due to additional assets coming on line in 2005.

Interest expense decreased in the 2005 period compared to the 2004 period.

	2005	2004	Dollar Variance	Percentage Change
Short-term borrowings	$—	$4	$(4)	(100.0)%
12 year and 15 year secured notes	24	25	(1)	(4.0)%
Other	3	2	1	50.0%

Total Interest Expense	$27	$31	$(4)	(12.9)%

Interest expense decreased primarily due to a reduction in the weighted average outstanding balance under short-term borrowings in the 2005 period compared to the 2004 period. The weighted average outstanding balance was approximately $7 million in the 2005 period compared to $74 million in the 2004 period.

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

Taxes other than income increased primarily due to the following items:

	2005	2004	Dollar Variance	Percentage Change
Production taxes:
Coal	$145	$122	$23	18.9%
Gas	10	9	1	11.1%

Total Production Taxes	155	131	24	18.3%
Other taxes:
Coal	62	58	4	6.9%
Gas	4	4	—	—
Other	8	5	3	60.0%

Other	74	67	7	10.4%

Total Taxes Other Than Income	$229	$198	$31	15.7%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher coal volumes and higher average sales price.

Increased gas production taxes are primarily due to higher severance taxes attributable to higher average sales price for gas.

Other coal taxes and other taxes have increased due primarily to increased franchise taxes related to the sale of 18.5% interest in CNX Gas. Other coal taxes have also increased due to lower miscellaneous tax credits from the state of Virginia, which are based on tonnage produced in that state. Due to Buchanan Mine production being idled from mid-September to mid-December 2005, Virginia based production for the fourth quarter 2005 was lower than production for the fourth quarter 2004.

Income Taxes

	2005	2004	Variance	Percentage Change
Earnings Before Income Taxes	$655	$83	$572	689.2%
Tax Expense (Benefit)	$64	$(33)	$97	293.9%
Effective Income Tax Rate	9.8%	(39.5)%	49.3%

CONSOL Energy’s effective tax rate for the year ended December 31, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% interest in CNX Gas stock, as previously discussed. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. CONSOL Energy’s effective tax rate is also sensitive to changes in the relationship between pre-tax earnings and percentage depletion. See “Note 8—Income Taxes” to the consolidated financial statements included in this form 10-K for additional information.

Minority interest represents the 18.5% of CNX Gas net income which CONSOL Energy does not own.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2004, CONSOL Energy changed our method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded our workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy recorded our liability on a discounted actuarial basis, using various assumptions, including discount rate and future cost trends. We believe this actuarial approach is more explicit in its methodology, which should lead to better estimates of the liability and related periodic costs. The change is also preferable because it aligns the accounting with our other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with our industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

As a result of the change, CONSOL Energy reduced our workers’ compensation liability by $136 million and reduced the related deferred tax asset by $53 million. The cumulative effect adjustment recognized upon adoption was a gain of $83 million, net of a tax cost of approximately $53 million.

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

We believe that the 2004 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and the economic recovery which resulted in greater electricity use in our principal markets. CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. In 2004, these financial cash flow hedges represented 28% of our produced gas sales volumes at an average price of $5.10 per thousand cubic feet. We currently intend to cover approximately 17% of our estimated 2005 production volume with gas swap transactions. CONSOL Energy sold 84% of its produced gas sales volumes in 2004 under fixed priced contracts at an average price of $4.96 per thousand cubic feet compared to 90% of its gas sales volumes under fixed price contracts in 2003 at an average price of $3.99 per thousand cubic feet. Higher sales volumes in 2004 were a result of wells coming on-line from the ongoing drilling program, which allowed CONSOL Energy to take advantage of increased prices. CONSOL has entered into fixed price gas sales contracts with various marketers, representing approximately 63% of total projected 2005 production, at an average price of $4.78/mcf in order to manage price fluctuations and achieve more predictable cash flows.

Due to the potential curtailment on portions of the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline use on the Columbia’s interstate gas pipeline, referred to as the pipeline, CONSOL Energy purchased firm transportation capacity on the pipeline during 2004. The first firm transportation arrangement covered the May 2004 through October 2004 period. In November 2004, CONSOL Energy entered into an extended firm transportation arrangement for fixed capacity on the pipeline to offset a portion of the expected impact from the estimated curtailments. This arrangement covers the November 2004 through October 2006 period. As of February 2005, the purchased fixed capacity on the pipeline represents approximately 35% of our projected production for the same period. In addition, in order to satisfy obligations to certain customers, we purchased gas from and sold gas to other gas suppliers, which increased our revenues and our costs.

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

The increase in average cost per thousand cubic feet of gas sold was attributable to a $0.21 increase per thousand cubic feet in royalty expense. Royalty expense increased primarily due to the 21.2% increase in average sales price per thousand cubic feet in 2004 compared to 2003. Average cost per thousand cubic feet of gas sold also increased approximately $0.08 related to the purchase of firm transportation capacity on the Columbia’s interstate pipeline because of potential curtailments on portions of the shipment capacity allocated to CONSOL Energy as a result of increased demand for pipeline. CONSOL Energy purchased firm transportation capacity on the pipeline from the May 2004 through October 2004 period to assure firm pipeline capacity of our projected production. In November 2004, CONSOL Energy entered into an extended firm transportation arrangement for use on the pipeline. This arrangement covers November 2004 through October 2006. The purchased fixed capacity on the pipeline represents approximately 35% of our projected production for the same period. These increases were offset, in part, by various reduced costs in 2004, none of which were individually material. Cost of goods sold and other charges for produced gas also increase due to increased sales volume in 2004 as a result of wells coming on-line from the ongoing drilling program.

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

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective rate for 2004 was also impacted by the recognition of the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The provision for income tax is adjusted at the time the returns are filed to reflect changes in previously estimated amounts. The tax benefit was increased by $4 million in 2004 and was reduced by $5 million in 2003 related to these adjustments. The 2004 income tax benefit also includes approximately $15 million due to the release of a contingent income tax liability resulting from the settlement of the federal, state and foreign income tax audits of prior years. See note 8 to the consolidated financial statements included in this Form 10-K for additional information.

Cumulative Effect of Changes in Accounting for Workers’ Compensation, Mine Closing, Reclamation and Gas Well Closing Costs

Effective January 1, 2004, CONSOL Energy changed our method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy recorded our workers’ compensation liability on a discounted actuarial basis using various assumptions including discount rate and future cost trends. We believe the actuarial approach is more explicit in its methodology which should lead to better estimates of the liability and related periodic costs. The change was preferable because it aligns the accounting for workers’ compensation with CONSOL Energy’s other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with CONSOL Energy’s industry peers, the majority of which, we believe, record the workers’ compensation liability on a discounted basis.

As a result of the change, CONSOL Energy reduced our workers’ compensation liability by $136 million and reduced the related deferred tax asset by $53 million. The cumulative effect adjustment recognized upon adoption was a gain of $83 million, and accordingly is reflected as a cumulative effect adjustment from a change in accounting.

Effective January 1, 2003, CONSOL Energy adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”, as required. CONSOL Energy reflected a gain of approximately $5 million, net of a tax cost of approximately $3 million. At the time of adoption, total assets, net of accumulated depreciation, increased approximately $59 million and total liabilities increased approximately $51 million. The amounts recorded upon adoption were dependent upon a number of variables, including the estimated future retirement costs, estimated proved reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rate.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities in the consolidated financial statements and at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Note 1 of the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Other Post Employment Benefits

CONSOL Energy has historically provided retiree health benefits to employees that retire with at least ten years of service and have attained age 55. Effective August 1, 2003, the eligibility requirement for salaried employees was changed to either twenty years of service and age 55, or fifteen years of service and age 62. Additionally, any salaried or non-represented hourly employees that are hired or rehired effective August 1, 2004 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance of $1,000 per year of service at retirement. Eligibility requirements for hourly employees have not changed from CONSOL Energy’s historical requirements. At December 31, 2005, a retiree health plan provided benefits to approximately 25,000 of our former employees and their eligible dependents.

In addition to the change in eligibility requirements, other changes have been made to the medical plan which covers eligible salaried employees and retirees. These changes include a cost sharing structure where essentially all participants contribute 20% of plan costs. Annual cost increases in excess of 6% are paid entirely by the Plan participants.

After our review, various actuarial assumptions, including discount rate, expected trend in health care costs, average remaining service period, average remaining life expectancy and per capita costs, are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plans. These assumptions have not differed materially from the prior year actual experience. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the Other Post Employment Benefit liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the year ended December 31, 2005 and 2004, the discount rate used to calculate the period end liability and the following year’s expense was 5.75% and 6.00%, respectively. A 0.25% increase in the discount rate would have decreased 2005 net periodic postretirement benefit costs by approximately $6.8 million. A 0.25% decrease in the discount rate would have increased 2005 net periodic postretirement benefit costs by approximately $5.0 million. Deferred gains and losses are primarily due to historical changes in the discount rate and medical cost inflation differing from expectations in prior years. Changes to interest rates for the rates of returns on instruments that could be used to settle the actuarially determined plan obligations introduce substantial volatility to our costs. The average remaining service period for our salaried plans is approximately 10 years for the years ended December 31, 2005 and 2004. The average remaining life expectancy of our retired United Mine Workers’ of America population used to calculate the following year’s expense is approximately 13 years for the years ended December 31, 2005 and 2004.

Per capita costs on a per annum basis for Other Post Retirement Benefits were assumed to be $5,674 at December 31, 2005. This was approximately a 10% increase over the per capita cost on a per annum basis at December 31, 2004. If the actual increase in per capita cost of medical services or other post retirement benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted annually, which could have a significant effect on the costs and liabilities recognized in the financial statements. The estimated liability recognized in the financial statements for December 31, 2005 and 2004 was $1.7 billion.

For the year ended December 31, 2005, we paid approximately $133 million for Other Post Employment Benefits, all of which were paid from operating cash flow. Our obligations with respect to these liabilities are unfunded at December 31, 2005. CONSOL Energy does not expect to contribute to the other post employment plan in 2006. We intend to pay benefit claims as they are due.

The following benefit payments which reflect expected future service, are expected to be paid:

2006	$116,799
2007	$125,124
2008	$132,567
2009	$140,395
2010	$147,332
Year 2011-2015	$794,942

Significant increases in health and prescription drug costs for hourly retirees could have a material adverse effect on CONSOL Energy’s operating cash flow. The effect on CONSOL Energy’s cash flow from operations for salaried employees has been limited to approximately 6% of the previous years medical cost for salaried employees due to the cost sharing provision in the benefit plan.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. CONSOL Energy, as a sponsor of a retiree health care benefit plan that provides a prescription drug benefit actuarially equivalent to Medicare Part D, recognized the effects of the Act in the year ended December 31, 2004 in accordance with Financial Accounting Standards Board Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Implementation of the Act resulted in a reduction of our postretirement benefit costs of $21 million in the year ended December 31, 2004, and a reduction of $182 million to our December 31, 2004 estimated other postretirement benefit obligation.

In the quarter ended December 31, 2005, CONSOL Energy notified all active and retired employees that current retiree medical plans required enrollment in Medicare Act Part D. We adopted a plan amendment to reflect that CONSOL Energy did not elect the Federal Subsidy provisions of the Act. Instead, we will coordinate benefits with available Medicare coverage. Medicare will be considered the primary payer, whether or not the beneficiary enrolled and paid the required premiums. This plan amendment resulted in a $150 million reduction of the accumulated projected benefit obligation and is part of actuarial gain and losses that will be amortized.

Coal Workers’ Pneumoconiosis

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the Coal Workers’ Pneumoconiosis liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the year ended December 31, 2005 and 2004, the discount rate used to calculate the period end liability and the following year’s expense was 5.75% and 6.0%, respectively. In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. The estimated liability recognized in the financial statements at December 31, 2005 was approximately $423 million compared to $441 million at December 31, 2004. For the year ended December 31, 2005, we paid Coal Workers’ Pneumoconiosis benefits of approximately $13 million. Our obligations with respect to these liabilities are unfunded at December 31, 2005.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. The benefits for these plans are based primarily on years of service and employees’ compensation near retirement. Effective January 1, 2006, an amendment was made to the salaried pension plan. As of this date, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. Also the amount of future benefit accruals has been reduced and early retirement subsidies have been eliminated. Our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. These assumptions have not differed materially from the prior year actual experience. For the years ended December 31, 2005 and 2004, compensation increases are assumed to range from 3% to 6% depending on age classification. Mortality assumptions were changed to reflect more recent information. Retirement rate assumptions were unchanged for the year ended December 31, 2005. Retirement rate assumptions begin at 1% for employees at age 50 and increase to 100% for employees at age 65. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the retirement plans could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the year ended December 31, 2005 and 2004, the discount rate used to calculate the period end liability and the following year’s expense was 5.75% and 6.0%, respectively. A 0.25% increase in the discount rate would have decreased the 2005 net periodic pension cost by $1.3 million. A 0.25% decrease in the discount rate would have increased the 2005 net periodic pension cost by $1.2 million. Deferred gains and losses are primarily due to historical changes in the discount rate and earnings on assets differing from expectations in prior years. The average remaining service period is approximately 9 years and 10 years for the years ended December 31, 2005 and 2004, respectively. Changes to any of these assumptions introduce substantial volatility to our costs. The estimated liability at December 31, 2005 was $86 million compared to $117 million at December 31, 2004. Due to the difference in the accumulated benefit obligation and the plan assets at December 31, 2005, approximately $127 million was recognized as a minimum pension liability. At December 31, 2004, the minimum pension liability was approximately $138 million. CONSOL Energy expects to contribute approximately $52 million to the pension plan in 2006.

The market related asset value is derived by taking the cost value of assets as of September 30, 2005 and multiplying it by the average 36 month ratio of the market value of assets to the cost value of assets. CONSOL Energy’s pension plan weighted average asset allocations at September 30, 2005 consisted of 60% equity securities and 40% debt securities.

The CONSOL Energy salaried plan allows for lump-sum distributions earned up until December 31, 2005 at the employees’ election. As of January 1, 2006, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. According to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, if the lump-sum distributions made for the plan year, which is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. CONSOL regularly monitors this situation. Lump sum payments did not exceed this threshold during 2004 or 2005. If this were to occur, CONSOL Energy would need to recognize in the current year’s results of operations, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. Generally, due to the lower interest rates currently being used to calculate lump-sum distributions, the impact would be to recognize actuarial losses. If this settlement accounting is triggered, the adjustment could materially impact operating results.

Workers’ Compensation

Workers’ compensation is a system by which individuals who sustain employment related physical injuries or some type of occupational diseases are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy changed our method of accounting for workers’ compensation effective January 1, 2004. Under the new method, it records an actuarially calculated liability, which is determined using various assumptions, including discount rate and future cost trends. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the workers’ compensation liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the year ended December 31, 2005 and 2004, the discount rate used to calculate the period end liability and the following year’s expense was 5.75% and 6.0%, respectively. A 0.25% increase or decrease in the discount rate would not have materially decreased or increased the 2005 workers’ compensation expense. The estimated liability recognized in the financial statements at December 31, 2005, including the current portion, was approximately $198 million. CONSOL Energy’s policy has been to provide for workers’ compensation benefits from operating cash flow. No funding has been provided to cover these benefits. For the year ended December 31, 2005, we made payments for workers’ compensation benefits of approximately $56 million, all of which was paid from operating cash flow.

Reclamation and Mine Closure Obligations

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $474 million at December 31, 2005. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Contingencies

CONSOL Energy is currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel involved in the defense of these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

Deferred Taxes

CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. At December 31, 2005, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $520 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary. A deferred tax asset of approximately $50 million relating to state net operating loss carry-forwards has been offset with a valuation allowance due to the uncertainty of realizing the benefits of these carry-forwards. However, CONSOL Energy is currently exploring several tax planning strategies that may allow a portion of the loss carry-forwards to be recognized. No other valuation allowance has been recognized because CONSOL Energy has determined that it is more likely than not that all of these deferred tax assets will be realized.

According to SFAS No. 109, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered to determine whether a valuation allowance is warranted. For the year ended December 31, 2005 positive evidence considered included the level of sales and pricing currently being negotiated under fixed price contracts, the reversal of certain book to tax differences, particularly those related to minimum tax credits, and the ability to employ various tax planning strategies if necessary. Negative evidence included book and tax losses generated in past periods and the inability to achieve forecasted results in those past periods. CONSOL Energy has concluded that the deferred tax assets, other than those associated with the state tax net operating losses, were more likely than not realizable. Management will continue to assess the realizability of deferred tax assets based upon continuing updates to future income forecasts and other tax planning strategies and may record adjustments in future periods as appropriate. By our estimation, CONSOL Energy will begin paying regular tax and utilizing our deferred tax asset associated with the minimum tax in 2006. Our judgment regarding future profitability may change due to future market conditions, our ability to successfully execute our business strategy, as well as other factors. These changes, if any, may require a valuation allowance to be recorded that could materially impact net income.

Successful Efforts Accounting

We are required to select among alternative acceptable accounting policies. There are two generally acceptable methods for accounting for oil and gas producing activities. The full-cost method allows the capitalization of all costs associated with exploring for, acquiring and developing oil and natural gas reserves. The successful efforts method allows only for the capitalization of costs directly associated with exploring for, acquiring and developing proven natural gas properties. Costs related to exploration that are not successful are expensed when it is determined that commercially productive gas reserves were not found. We have elected to use the successful efforts method to account for our gas producing activities.

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

Each of these factors may in fact vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of the economically recoverable quantities of coal and gas attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and these variances may be material. See “Risk Factors” in Item 1A of this report for a discussion of the uncertainties in estimating our reserves.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. On April 1, 2005, CONSOL Energy amended our credit facility to increase the borrowing capacity, reduce cost and extend the term. The amended facility features a five-year, $750 million revolving credit facility, replacing the previous $600 million credit facility, which included a Tranche B credit-linked deposit facility of $200 million. The amended facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. The gas business assets that were previously pledged as collateral security for the amended credit facility were released on August 8, 2005 in conjunction with the partial divestiture of CNX Gas Corporation, which was provided for within the amended facility. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.07 to 1.00 at December 31, 2005. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 26.47 to 1.00 at December 31, 2005. At December 31, 2005, this facility had approximately $337 million letters of credit issued and had no outstanding borrowings, leaving approximately $413 million of unused capacity.

On October 7, 2005, CNX Gas, an 81.5% controlled and consolidated subsidiary of CONSOL Energy, entered into a new credit agreement with a group of commercial lenders. The new credit agreement provides for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.00 to 1.00 at December 31, 2005. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 14,412.29 to 1.00 at December 31, 2005. At December 31, 2005, this facility had approximately $14 million letters of credit issued and had no outstanding borrowings, leaving approximately $186 million of unused capacity. As a result of entering into the new credit agreement, CNX Gas and their subsidiaries have executed a Supplemental Indenture and as of October 21, 2005 are again guarantors of CONSOL Energy’s 7.875% bonds.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in April 2006. We intend to renew this facility. At December 31, 2005, there were no accounts receivable removed from the consolidated balance sheet related to this facility. Repayments of $125.0 million were included as reduction to cash flows from operating activities in the consolidated statement of cash flows for the year ended December 31, 2005.

CONSOL Energy believes that cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy our working capital requirements, debt service obligations, to fund planned capital expenditures or pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $34.4 million (net of $22.3 million of deferred tax) at December 31, 2005. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the year ended December 31, 2005 and 2004.

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

Cash Flows (in millions)

	2005	2004	Change
Cash flows from operating activities	$409	$358	$51
Cash provided by (used in) investing activities	$(74)	$(401)	$327
Cash provided by (used in) financing activities	$—	$42	$(42)

Cash flows from operating activities have increased primarily due to the following items:

•	Approximately $32 million of insurance proceeds were collected in the year ended December 31, 2005 related to the Buchanan Mine fire.

•	Operating cash flows improved $138 million due to increases in earnings before cumulative effect of change in accounting and excluding the gain on sale of 18.5% interest in CNX Gas, as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating cash flows were improved due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

•	Operating cash flows were lower in the 2005 period compared to the 2004 period due to amounts paid related to the accounts receivable securitization program. Under the accounts receivable securitization facility, approximately $125 million was repaid during the year ended December 31, 2005 compared to $17 million received, net of payments from the facility in the year ended December 31, 2004.

•	Approximately $25 million of insurance proceeds were collected in the year ended December 31, 2004 related to the Loveridge Mine fire.

Net cash used in investing activities changed primarily due to the following items:

•	Proceeds of $420 million were received from the sale of 18.5% interest in CNX Gas. In July 2005, CONSOL Energy announced that we created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct our gas exploration and production activities. CONSOL Energy contributed substantially all of the assets of our gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that will define various operating and service relationships between the two companies. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420 million, which they used to pay a special dividend to CONSOL Energy.

•	Capital expenditures were $519 million in the 2005 period compared to $411 million in the 2004 period. Capital expenditures were higher in 2005 due to the purchase of longwall mining equipment to replace existing equipment.

•	Proceeds from the sale of assets were $34 million in the 2005 period compared to $25 million in the 2004 period. Proceeds in the 2005 period are related to the sale and subsequent lease back of the corporate office building and proceeds related to the sale of various properties held by CONSOL Energy throughout the period. Proceeds in the 2004 period were due to the sale of CONSOL Energy’s stock in our wholly owned subsidiary CNX Australia Pty Limited to certain affiliates of AMCI, Inc. and the sale of various properties held by CONSOL Energy throughout the period.

Net cash used in or provided by financing activities changed primarily due to the following items;

•	In the 2005 period, approximately $2 million was paid on outstanding borrowings from the revolving credit facility compared to $63 million of payments against the Senior Revolving Credit Facility in the 2004 period.

•	Scheduled debt repayments of $45 million were made in 2004.

•	$39 million of stock was issued in the year ended December 31, 2005 compared to $15 million issued in the year ended December 31, 2004. Stock issuances in both periods were a result of stock option exercises.

•	Previously restricted cash of $190 million was released due to the completion of a $600 million debt facility in the year ended December 31, 2004.

The following is a summary of our significant contractual obligations at December 31, 2005 (in thousands):

Payments due by Year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Short-Term Notes Payable	$—	$—	$—	$—	$—
Gas Firm Transportation Obligation	2,847	4,621	4,621	3,856	15,945
Purchase Order Firm Commitments	4,040	37,500	—	—	41,540
Long-term Debt	4,629	54,613	39,451	345,636	444,329
Capital Lease Obligations(a)	3,658	12,753	11,173	39,506	67,090
Operating Lease Obligations	33,003	65,450	34,946	20,161	153,560
Other Long Term Liabilities(b)	363,983	481,931	470,570	1,714,549	3,031,033

Total Contractual Obligations	$412,160	$656,868	$560,761	$2,123,708	$3,753,497

(a)	We expect to create gas transportation alternatives through certain transportation agreements with a second interstate pipeline operator, East Tennessee, a subsidiary of Duke Energy. These agreements require the construction by East Tennessee, of an approximately 32-mile lateral pipeline to our gas field in Virginia from ETNG. Called Jewel Ridge, this proposed lateral pipeline currently is under permit review by the Federal Energy Regulatory Commission and is expected to be in service in the second half of 2006. In connection with the construction of the Jewell Ridge lateral, we will enter into a 15 year firm transportation agreement with East Tennessee at pre-determined fixed rates. We anticipate that the present value of our payments under this firm transportation agreement will be approximately $67 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our product to alternate and growing natural gas markets in the southeastern United States.
(b)	Long-term liabilities include other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.

As discussed in “Critical Accounting Policies” and in the notes to our Consolidated Financial Statements in this annual report on Form 10-K, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from year to year. In any year, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. Moreover, in particular, for periods after 2005 our estimates may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.

Capital expenditures were approximately $524 million in the year ended December 31, 2005 compared to $411 million in the year ended December 31, 2004. We currently anticipate capital expenditures for the year ending December 31, 2006 to be approximately $740 million, of which approximately $300 million is to maintain current production levels. However, we may choose to defer certain capital projects in light of operating results and the availability of financing. Capital expenditures for pollution abatement and reclamation are projected to be $25 million for the year ending December 31, 2006. Our capital expenditures have been and will be primarily used for replacement of mining and gas equipment, the expansion of mining and gas capacity and projects to improve the efficiency of the mining and gas operations. The projected capital expenditures for 2006 are not committed and are expected to be funded with cash generated by operations and existing borrowings capacity. In addition, cash requirements to fund employee-related, mine closure and other long-term liabilities included above, along with obligations related to long-term debt, capital and operating leases, are expected to be funded with cash generated by operations and existing borrowing capacity.

Debt

At December 31, 2005, CONSOL Energy had total long-term debt of $443 million outstanding, including current portion of long-term debt of $5 million. The long-term debt consisted of:

•	An aggregate principal amount of $249 million of 7.875% notes due in 2012 ($250 million face amount of notes, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s wholly owned subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$32 million in advance royalty commitments with an average interest rate of 7.663% per annum;

•	An aggregate principal amount of $14 million on a variable rate note that bears interest at the prime rate, or 7.25% at December 31, 2005. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest.

At December 31, 2005, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $337 million of letters of credit outstanding under the revolving credit facility.

At December 31, 2005, CNX Gas, an 81.5% controlled subsidiary, had no aggregate principal amounts of borrowings and approximately $14 million of letters of credit outstanding under their revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,025 million at December 31, 2005 and $469 million at December 31, 2004. The increase is primarily attributable to net income for the year ended December 31, 2005. Stockholders’ equity was reduced due to an increase of $16 million in the year ended December 31, 2005 in Other Comprehensive Losses. These increases in Other Comprehensive Losses were primarily due to various cash flow hedges related to our gas business. Comprehensive losses were reduced as a result of a decrease in minimum pension liabilities as a result of better performance of plan assets for non-contributory defined benefit retirement plans than in the prior period. Comprehensive losses (gains) related to pension assets are generally calculated annually and reflect a number of factors including conditions in the stock markets and interest rates. Stockholders’ equity was also decreased in 2005 for the payment of dividends.

In December 2005, CONSOL Energy announced that we would begin a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. As of February 7, 2006, we repurchased 155,000 shares at an average price of $69.06 under this repurchase program.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In September 2005, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The issue defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single nonmonetary transaction subject to the fair value exception of APB Opinion No. 29. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. The rules apply to new arrangements entered into in reporting periods beginning after March 15, 2006. The accounting for transactions that CONSOL Energy considers matching buy/sell transactions will be affected by this consensus and therefore, upon adoption, these transactions will no longer be recorded on a gross basis. CONSOL Energy is currently studying the provisions of this consensus to determine the impact on its consolidated financial statements; however, management does not believe any impact on net income would be material. There will be no impact on cash flows from operations as a result of adoption.

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

In March 2005, the FASB issued FASB Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. We do not expect this guidance to have a significant impact on CONSOL Energy.

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. In January 2006, the FASB issued Proposed FASB Staff Position No. FAS 123-(R)-d, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This proposed FSP amends paragraphs 32 and A229 of SFAS No. 123R to state that a cash settlement that can be exercised only upon the occurrence of a contingent event outside of the employee’s control is not to be classified as a liability, until the contingent event is considered probable to occur. SFAS No. 123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. CONSOL Energy will implement SFAS No. 123R on January 1, 2006, as required. The expected impact of unvested stock options outstanding at December 31, 2005, under the modified prospective application, is approximately $5,300 earnings before income taxes for the year ended December 31, 2006. Management is currently evaluating the policy for determining our windfall tax benefits.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (FAS 151). This statement amends the guidance in ARB NO. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. In accordance with Staff Accounting Bulletin 74, “Disclosure Of The Impact That Recently Issued Accounting Standards Will Have On The Financial Statements Of The Registrant When Adopted In A Future Period” (SAB 74), we have evaluated the provisions of FAS 151 to determine the presently known material changes, trends and uncertainties that are reasonably expected to have an impact on future financial disclosures. CONSOL does not expect the changes in accordance with the provisions of FAS 151 to have a material impact on the financial position and results of operations in future periods. The provisions of this Statement are effective for inventory cost incurred during fiscal years beginning after June 15, 2005.

On October 13, 2004, the FASB ratified EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosure about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10). FASB Statement No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. EITF 04-10 clarifies how an enterprise should evaluate the aggregation criteria in paragraph 17 of FAS 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FAS 131. In addition, the FASB Task Force has requested that the FASB staff propose a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The Tax Force has agreed that since the two issues are interrelated, the effective date of EITF 04-10 should coincide with the future undetermined effective date of the anticipated FSP. We are currently evaluating the positions addressed in EITF 04-10, and foresee no significant changes in the reporting practices currently used to report segment information.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. CONSOL Energy has implemented the qualified production activities deduction as enacted by the American Jobs Creation Act of 2004. The deduction is currently equal to 3% of qualified production activities income as limited by taxable income and as limited by 50 percent of the employer’s W-2 wages for the tax year. The percentage used in computing the deduction will be 3% in 2006, 6% in 2007 through 2009 and 9% in 2010 and after. As a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” it is included as a permanent benefit in CONSOL Energy’s estimate of its annual effective tax rate. The Act also provided for a temporary dividends received deduction as an incentive to repatriate accumulated foreign earnings and profits. CONSOL Energy opted to leave accumulated earnings and profits as permanently reinvested outside the United States.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed-price contracts and derivative commodity instruments that qualify as cash-flow hedges under Statement of Financial Accounting Standards No. 133 to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative positions.

CONSOL Energy has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from our asset base. All of the derivative instruments are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility and cover underlying exposures. CONSOL Energy’s market risk strategy incorporates fundamental risk management tools to assess market price risk and establish a framework in which management can maintain a portfolio of transactions within pre-defined risk parameters.

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

Sensitivity analyses of the incremental effects on pre-tax earnings for the year ended December 31, 2005 of a hypothetical 10% and 25% change in natural gas prices for open derivative instruments as of December 31, 2005 are provided in the following table:

	Incremental Decrease in Pre-tax Earnings Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas	$34.4	$75.5

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2005 through 2008 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a net loss of $34.4 million (net of $22.3 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2005, CONSOL Energy had outstanding $429 million aggregate principal amount of debt under fixed-rate instruments and $14 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there was no borrowings outstanding at December 31, 2005. Due to the level of borrowings against this facility in the year ended December 31, 2005, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. The fair value of CONSOL Energy’s financial instruments is set forth in Note 25 and Note 26 of the Notes to Consolidated Financial Statements.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CONSOL Energy Inc.

We have completed integrated audits of CONSOL Energy Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (CONSOL Energy) at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of CONSOL Energy’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, CONSOL Energy changed the manner in which it accounts for workers’ compensation obligations as of January 1, 2004.

As discussed in Note 9 to the consolidated financial statements, CONSOL Energy changed the manner in which it accounts for asset retirement costs as of January 1, 2003.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A., that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, CONSOL Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. CONSOL Energy’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of it’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 20, 2006

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Sales Outside	$2,977,833	$2,468,248	$2,041,482
Sales—Purchased Gas	275,148	112,005	—
Sales—Related Parties (Note 3)	4,749	—	1,369
Freight—Outside	119,343	110,175	114,020
Freight—Related Parties (Note 3)	468	—	562
Other Income (Note 4)	105,582	86,321	65,033
Gain on Sale of 18.5% Interest in CNX Gas	327,326	—	—

Total Revenue and Other Income	3,810,449	2,776,749	2,222,466
Costs of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	2,158,760	1,887,947	1,624,016
Purchased Gas Costs	278,720	113,063	—
Freight Expense	119,811	110,175	114,582
Selling, General and Administrative Expenses	80,700	72,870	77,571
Depreciation, Depletion and Amortization	261,851	280,397	242,152
Interest Expense (Note 5)	27,317	31,429	34,451
Taxes Other Than Income (Note 6)	228,606	198,305	160,209
Export Sales Excise Tax Resolution	—	—	(614)
Restructuring Costs (Note 7)	—	—	3,606

Total Costs	3,155,765	2,694,186	2,255,973
Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	654,684	82,563	(33,507)
Income Taxes (Benefits) (Note 8)	64,339	(32,646)	(20,941)

Earnings (Loss) Before Minority Interest and Cumulative Effect of Change in Accounting Principle	590,345	115,209	(12,566)
Minority Interest	(9,484)	—	—
Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, Net of Income Taxes of $3,035 (Note 9)	—	—	4,768
Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080 (Note 18)	—	83,373	—

Net Income (Loss)	$580,861	$198,582	$(7,798)

Earnings (Loss) per Share (Note 1):
Basic	$6.33	$2.20	$(0.10)

Dilutive	$6.26	$2.18	$(0.10)

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	91,744,954	90,230,693	81,732,589

Dilutive	92,767,490	91,199,945	81,732,589

Dividends per Share	$0.56	$0.56	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	December 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$340,640	$6,422
Accounts and Notes Receivable:
Trade	276,277	111,580
Other Receivables	23,340	30,251
Inventories (Note 10)	140,976	121,902
Recoverable Taxes	—	14,614
Deferred Income Taxes (Note 8)	152,730	150,958
Prepaid Expenses	64,537	39,510

Total Current Assets	998,500	475,237
Property, Plant and Equipment (Note 12):
Property, Plant and Equipment	7,096,660	6,514,016
Less—Accumulated Depreciation, Depletion and Amortization	3,561,897	3,331,436

Total Property, Plant and Equipment—Net	3,534,763	3,182,580
Other Assets:
Deferred Income Taxes (Note 8)	367,228	349,940
Investment in Affiliates	52,261	47,684
Other	134,900	140,170

Total Other Assets	554,389	537,794

TOTAL ASSETS	$5,087,652	$4,195,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$197,375	$166,068
Short-Term Notes Payable (Note 13)	—	5,060
Current Portion of Long-Term Debt (Note 15)	4,629	3,885
Accrued Income Taxes	17,557	—
Other Accrued Liabilities (Note 14)	584,361	543,499

Total Current Liabilities	803,922	718,512
Long-Term Debt (Note 15)	438,367	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 17)	1,592,907	1,531,250
Pneumoconiosis Benefits (Note 18)	411,022	427,264
Mine Closing	356,776	305,152
Workers’ Compensation (Note 18)	134,759	140,318
Deferred Revenue	27,343	50,208
Salary Retirement (Note 17)	33,703	51,957
Reclamation	32,183	5,745
Other	137,870	70,424

Total Deferred Credits and Other Liabilities	2,726,563	2,582,318
Minority Interest	93,444	—

Total Liabilities and Minority Interest	4,062,296	3,726,590

Shareholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 92,525,412 Issued and Outstanding at December 31, 2005, 92,525,412 Issued and 90,642,939 Outstanding at December 31, 2004	925	913
Capital in Excess of Par Value	884,241	846,644
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings (Deficit)	252,109	(277,406)
Other Comprehensive Loss (Note 21)	(105,162)	(89,193)
Unearned Compensation on Restricted Stock Units	(6,757)	(4,883)
Common Stock in Treasury, at Cost—No Shares at December 31, 2005 and 624,619 Shares at December 31, 2004	—	(7,054)

Total Stockholders’ Equity	1,025,356	469,021

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,087,652	$4,195,611

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Loss	Unearned Compensation on Restricted Stock Units	Common Stock in Treasury	Total Stockholders’ Equity
Balance at December 31, 2002	$803	$643,787	$(372,017)	$(93,370)	$—	$(17,156)	$162,047
Net Income	—	—	(7,798)	—	—	—	(7,798)
Minimum Pension Liability (Net of $2,789 tax)	—	—	—	(5,279)	—	—	(5,279)
Treasury Rate Lock (Net of $54 tax)	—	—	—	(81)	—	—	(81)
Interest Rate Swap Contract (Net of $176 tax)	—	—	—	(276)	—	—	(276)
Gas Cash Flow Hedge (Net of $2,289 tax)	—	—	—	(3,595)	—	—	(3,595)

Comprehensive Income (Loss)	—	—	(7,798)	(9,231)	—	—	(17,029)
Issuance of Common Stock	110	189,442	—	—	—	—	189,552
Stock Options Exercised (110,848 shares)	—	350	—	—	—	1,105	1,455
Restricted Stock Issued (13,082 shares)	—	77	—	—	—	148	225
Dividends ($0.56 per share)	—	19	(45,655)	—	—	23	(45,613)

Balance at December 31, 2003	913	833,675	(425,470)	(102,601)	—	(15,880)	290,637
Net Income	—	—	198,582	—	—	—	198,582
Minimum Pension Liability (Net of $7,649 tax)	—	—	—	12,911	—	—	12,911
Treasury Rate Lock (Net of $54 Tax)	—	—	—	(80)	—	—	(80)
Interest Rate Swap Contract (Net of $514 Tax)	—	—	—	807	—	—	807
Gas Cash Flow Hedge (Net of $145 tax)	—	—	—	(230)	—	—	(230)

Comprehensive Income (Loss)	—	—	198,582	13,408	—	—	211,990
Stock Options Exercised (772,244 shares)	—	5,912	—	—	—	8,727	14,639
Restricted Stock (7,310 shares)	—	142	—	—	—	83	225
Issuance of Restricted Stock units under the Equity Incentive Plan (195,964 units)	—	6,036	—	—	(6,036)	—	—
Amortization of Restricted Stock Unit Grants	—	—	—	—	1,153	—	1,153
Stock Based Compensation	—	848	—	—	—	—	848
Dividends ($0.56 per share)	—	31	(50,518)	—	—	16	(50,471)

Balance at December 31, 2004	913	846,644	(277,406)	(89,193)	(4,883)	(7,054)	469,021
Net Income	—	—	580,861	—	—	—	580,861
Minimum Pension Liability (Net of $4,301 tax)	—	—	—	6,754	—	—	6,754
Treasury Rate Lock (Net of $53 tax)	—	—	—	(80)	—	—	(80)
Minority Interest in Gas	—	—	—	6,432	—	—	6,432
Gas Cash Flow Hedge (Net of $18,664 tax)	—	—	—	(29,075)	—	—	(29,075)

Comprehensive Income (Loss)	—	—	580,861	(15,969)	—	—	564,892
Stock Options Exercised (1,826,393 shares)	12	32,084	—	—	—	7,054	39,150
Issuance of Restricted Stock under the Equity Incentive Plan (94,691 shares)	—	4,270	—	—	(4,270)	—	—
Dividends ($0.56 per Share)	—	25	(51,346)	—	—	—	(51,321)
Stock-Based Compensation from Accelerated Vesting	—	735	—	—	—	—	735
Common Stock Issued (4,946 shares)	—	225	—	—	—	—	225
Dividend Equivalents on Restricted Stock Units (2,315 units)	—	276	—	—	(276)	—	—
Amortization of Restricted Stock Unit Grants	—	(18)	—	—	2,672	—	2,654

Balance at December 31, 2005	$925	$884,241	$252,109	$(105,162)	$(6,757)	$—	$1,025,356

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$580,861	$198,582	$(7,798)
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	—	(83,373)	(4,768)
Depreciation, Depletion and Amortization	261,851	280,397	242,152
Compensation from Restricted Stock Unit Grants	3,596	1,153	—
Gain on Sale of Assets	(15,095)	(40,841)	(23,372)
Gain on Sale of 18.5% Interest in Gas Segment	(327,326)	—	—
Change in Minority Interest	9,484	—	—
Amortization of Mineral Leases	4,483	4,907	7,013
Deferred Income Taxes	(4,644)	(26,914)	(18,511)
Equity in Earnings of Affiliates	(2,850)	4,317	8,851
Changes in Operating Assets:
Accounts Receivable Securitization	(125,000)	17,000	108,000
Accounts and Notes Receivable	(31,900)	(7,959)	40,745
Inventories	(13,361)	(18,544)	27,044
Prepaid Expenses	(28,148)	(2,734)	(8,210)
Changes in Other Assets	(6,525)	16,968	17,168
Changes in Operating Liabilities:
Accounts Payable	22,725	54,459	(5,823)
Other Operating Liabilities	71,844	(11,909)	94,396
Changes in Other Liabilities	4,567	(28,791)	(86,654)
Other	4,524	1,373	(9,106)

Net Cash Provided by Operating Activities	409,086	358,091	381,127

Cash Flows from Investing Activities:
Capital Expenditures	(523,467)	(410,611)	(290,652)
Additions to Mineral Leases	(9,329)	(10,354)	(10,196)
Proceeds from Sale of Assets	34,220	24,726	108,904
Proceeds from Sale of 18.5% Interest in Gas Segment	420,167	—	—
Investment in Equity Affiliates	3,996	(4,303)	(12,670)

Net Cash Used in Investing Activities	(74,413)	(400,542)	(204,614)

Cash Flows from Financing Activities:
Payments on Commercial Paper	—	—	(202,953)
Payments on Long-Term Notes	—	(45,000)	—
Proceeds from Short-Term Debt	—	—	65,000
Payments on Short-Term Debt	(1,700)	(63,300)	—
Payments on Miscellaneous Borrowings	(584)	(4,651)	(22)
Proceeds from Long-Term Notes	14,000	—	1,757
Dividends Paid	(51,321)	(50,471)	(45,613)
Withdrawal from (Deposits to) Restricted Cash	—	190,918	(190,918)
Proceeds from Issuance of Common Stock, Net of Related Costs	—	—	189,552
Stock Options Exercised	39,150	14,864	1,680

Net Cash (Used in) Provided by Financing Activities	(455)	42,360	(181,517)
Net Increase (Decrease) in Cash and Cash Equivalents	334,218	(91)	(5,004)
Cash and Cash Equivalents at Beginning of Period	6,422	6,513	11,517

Cash and Cash Equivalents at End of Period	$340,640	$6,422	$6,513

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

Basis of Consolidation:

The consolidated financial statements include the accounts of majority-owned and controlled subsidiaries. The accounts of variable interest entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. 46 (FIN46) and related interpretations, where CONSOL Energy is the primary beneficiary, are included in the consolidated financial statements. Investments in business entities in which CONSOL Energy does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Restricted Cash:

In connection with the completion of a $600,000 Senior Secured Loan Agreement to replace the existing $267,000 facility on June 30, 2004, CONSOL Energy released $190,000 of restricted cash. The cash collateralized letters of credit issued under the restricted cash arrangement were transferred to the Tranche B facility and the released cash was used to pay down short-term debt.

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

Cost of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the mineral physically accessible, include costs to prepare property for shafts, driving main entries for ventilation, haulage, personnel, etc, construction of air shafts, roof protection and other facilities. Costs of developing new surface mines are capitalized. Surface mine development costs include construction costs for entry roads, drilling, blasting and removal of overburden in developing the first cut for mountain stripping or box cuts of surface stripping. Stripping costs incurred during the production phase of a mine are expensed as incurred.

Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production using the units-of-production method. Depletion of leased coal interests is computed using the units-of-production method over proven and probable coal reserves. Advance mining royalties and leased coal interests are evaluated periodically for impairment issues or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives or lease terms as follows:

Years
Building and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease
Airshafts	Life of Area Benefited

Coal reserves are amortized using the units-of-production method over all estimated proven and probable reserve tons assigned to the mine. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material income effect from changes in estimates is disclosed in the period the change occurs.

Amortization of capitalized mine development associated with a coal reserve is computed on a units-of-production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material income effect from changes in estimates is disclosed in the period the change occurs. Amortization of development cost begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

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

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows. Impairment of equity investments is recorded when indicators of impairment are present and the estimated fair value of the investment is less than the assets’ carrying value.

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

Postretirement Benefits Other Than Pensions:

Postretirement benefits other than pensions, except for those established pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the “Health Benefit Act”), are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” which requires employers to accrue the cost of such retirement benefits for the employees’ active service periods. Such liabilities are determined on an actuarial basis. Postretirement benefit obligations established by the Health Benefit Act are treated as multi-employer plans which require expense to be recorded for the associated obligations as payments are made. This treatment is in accordance with Emerging Issues Task Force (EITF) No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

Pneumoconiosis Benefits:

CONSOL Energy is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis. CONSOL Energy is primarily self-insured for these benefits. Provisions for estimated benefits are determined on an actuarial basis.

Mine Closing, Reclamation and Gas Well Closing Costs:

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

Workers’ Compensation:

CONSOL Energy is primarily self-insured for workers’ compensation claims in the various states in which we operate. CONSOL Energy changed our method of accounting for workers’ compensation effective January 1, 2004. Prior to the change, we recorded our workers’ compensation liability on an undiscounted basis. Under the new method, we record the liability on a discounted actuarial basis using various assumptions, including discount rate and future cost trends. CONSOL Energy believes the actuarial approach is more explicit in its methodology,

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

which should lead to better estimates of the liability and related periodic costs. The change is also preferable because it aligns the accounting with our other long-term employee benefit obligations, which are recorded on a discounted basis. Additionally, it provides a better comparison with CONSOL Energy’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

The change was reflected as a cumulative effect of a change in accounting in the twelve months ended December 31, 2004 according to Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes.” The effect of the change resulted in an income adjustment of $83,373, net of $53,080 of deferred tax expense. The workers’ compensation liability was reduced by $136,453 and the deferred tax assets was reduced by $53,080 as a result of this change in accounting. CONSOL Energy estimates approximately $15,000 of additional expense, excluding the impact of the cumulative effect adjustment, was recognized in the twelve months ended December 31, 2004 due to the change in accounting for workers’ compensation. Actuarial valuations were not prepared for prior periods, but we would anticipate, on an unaudited proforma basis, the estimated additional expense for 2004 would be similar for previous periods had this accounting method been applied.

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

Retirement Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Prior to July 31, 2003, the benefits for these plans were based primarily on years of service and employee compensation near retirement. Effective August 1, 2003, the salary pension plan changed to include early retirement reduction factors dependent on a combination of the age of the employee and the employee’s years of service. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans will begin accruing service. Also, as of January 1, 2006 an amendment was made to the salaried pension plan related to lump sum distributions. As of this date, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. CONSOL Energy’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

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

CONSOL Energy also has a gas-balancing agreement with Columbia. This agreement is in accordance with the Council of Petroleum Accountants Societies (COPAS) definition of producer imbalances, whereby the operator controls the physical production and delivery of gas to a transporter. Contracted quantities of gas rarely

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

equal physical deliveries. As the operator, CONSOL Energy is responsible for monitoring this imbalance and making adjustments to sales volumes as circumstances warrant. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken and paid for by the purchaser. The financial impacts of these balances were $899 expense and $266 reduction of expense for the years ended December 31, 2005 and 2004, respectively.

CONSOL Energy sells purchased gas to accommodate the delivery points of its customers. In general this gas is purchased at market price and re-sold on the same day at market price less a small transfer fee. CNX Gas also provides gathering services to third parties by way of gas buy/sells. These revenues and expenses are recorded gross and recognized immediately in earnings.

Freight Revenue and Expenses:

Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight Revenue and Freight Expense, respectively.

Royalty Recognition:

Royalty expenses for coal and gas rights are included in cost of goods sold and other charges when the related revenue for the coal sale and the gas sale is recognized. These royalty expenses are paid in cash in accordance with the terms of each agreement. Revenues for coal and gas sold related to production under royalty contracts, versus owned by CONSOL Energy, are recorded gross. The recognized revenues for these transactions are not net of a related royalty fees.

Contingencies:

CONSOL Energy or our subsidiaries from time to time are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Environmental liabilities are not discounted or reduced by possible recoveries from third parties.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Stock-based Compensation:

CONSOL Energy has implemented the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123).” CONSOL Energy continues to measure compensation expense for our stock-based compensation plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. CONSOL Energy will implement SFAS No. 123R on January 1, 2006, as required, and begin to include stock-based employee compensation cost in net income. The following table illustrates the effect on net income and earnings per share if CONSOL Energy had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

	For the Years Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$580,861	$198,582	$(7,798)
Add: Stock-based compensation expense for restricted stock units (A)	2,654	1,153	—
Add: Stock-based compensation expense due to change in vesting period (A)	955	—	848
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(9,137)	(5,702)	(4,093)

Pro forma net income (loss)	$575,333	$194,033	$(11,043)

Earnings (Loss) per share:
Basic—as reported	$6.33	$2.20	$(0.10)

Basic—pro forma	$6.27	$2.15	$(0.14)

Diluted—as reported	$6.26	$2.18	$(0.10)

Diluted—pro forma	$6.20	$2.13	$(0.14)

(A)	The tax affect of the stock-based compensation expense was $736, ($237) and $1,139 for the years ending December 31, 2005, 2004 and 2003, respectively.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 3,243 shares, 2,500 shares and 1,392,022 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

	For the Years Ended December 31,
	2005	2004	2003
Net income (loss)	$580,861	$198,582	$(7,798)
Average shares of common stock outstanding:
Basic	91,744,954	90,230,693	81,732,589
Effect of stock options	1,022,536	969,252	—

Diluted	92,767,490	91,199,945	81,732,589
Earnings (Loss) per share:
Basic	$6.33	$2.20	$(0.10)

Diluted	$6.26	$2.18	$(0.10)

The computations for basic and diluted earnings per share from continuing operations before considering the cumulative effect of changes in accounting principles are as follows:

	For the Years Ended December 31,
	2005	2004	2003
Basic	$6.33	$1.28	$(0.15)

Diluted	$6.26	$1.26	$(0.15)

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

Recent Accounting Pronouncements:

In September 2005, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” The issue defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single nonmonetary transaction subject to the fair value exception of APB Opinion No. 29. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. The rules apply to new arrangements entered into in reporting periods beginning after March 15, 2006. The accounting for transactions that CONSOL Energy considers matching buy/sell transactions will be affected by this consensus and therefore, upon adoption, these transactions will no longer be recorded on a gross basis. CONSOL Energy is currently studying the provisions of this consensus to determine the impact on its consolidated financial statements; however, management does not believe any impact on net income would be material. There will be no impact on cash flows from operations as a result of adoption.

In June 2005, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We do not expect this guidance to have a significant impact on CONSOL Energy.

In June 2005, the FASB ratified a modification to the consensus reached by the Emerging Issues Task Force in EITF 04-6: “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” The EITF clarified that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Task Force noted that the consensus does not address the accounting for stripping costs incurred during the pre-production phase of a mine. In addition, the consensus in this Issue is effective for the first reporting period in fiscal years beginning after December 15, 2005. The effect of initially applying this consensus should be accounted for in a manner similar to a cumulative effect adjustment with any adjustment recognized in the opening balance of retained earnings in the year of adoption. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

In March 2005, the FASB issued FASB Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This interpretation clarifies that the term, conditional asset retirement obligation, as used in FASB Statement No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred, generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS No. 143 acknowledges that, in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. We do not expect this guidance to have a significant impact on CONSOL Energy.

On December 15, 2004, the FASB released its final revised standard entitled FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R). This Statement requires that all public entities measure the cost of equity-based service awards based on the grant-date fair value. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period, which usually is the vesting period. Compensation cost is not recognized for equity instruments for which employees do not render the requisite service. In addition, the SEC Staff issued Staff Accounting Bulletin (SAB) 107 on SFAS No. 123R in March 2005. The SAB was issued to assist preparers by simplifying some of the implementation challenges of SFAS No. 123R while enhancing information that investors receive. This SAB provides guidance related to, among other relevant items, share-based payment transactions with non-employees, valuation methods, the classification of compensation expense, non-GAAP financial measures, first-time adoptions of SFAS No. 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects, the modification of employee share options prior to adoption of SFAS No. 123R, and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. In January 2006, the FASB issued Proposed FASB Staff Position No. FAS 123-(R)-d, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This proposed FSP amends paragraphs 32 and A229 of SFAS No. 123R to state that a cash settlement that can be exercised only upon the occurrence of a contingent event outside of the employee’s control is not to be classified as a liability, until the contingent event is considered probable to occur. SFAS No. 123R is to be effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. CONSOL Energy will implement SFAS No. 123R on January 1, 2006, as required. The expected impact of unvested stock options outstanding at December 31, 2005, under the modified prospective application, is approximately $5,300 of earnings before income taxes for the year ended December 31, 2006. Management is currently evaluating the policy for determining our windfall tax benefits.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, “Inventory Costs: An Amendment of ARB 43, Chapter 4” (FAS 151). This statement amends the guidance in ARB NO. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excess spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges.” FAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. In accordance with Staff Accounting Bulletin 74, “Disclosure Of The Impact That Recently Issued Accounting Standards Will Have On The Financial Statements Of The Registrant When Adopted In A Future Period” (SAB 74), we have evaluated the provisions of FAS 151 to determine the presently known material changes, trends and uncertainties that are reasonably expected to have an impact on future financial disclosures. CONSOL does not expect the changes in accordance with the provisions of FAS 151 to have a material impact on the financial position and results of operations in future periods. The provisions of this Statement are effective for inventory cost incurred during fiscal years beginning after June 15, 2005.

In October 2004, the FASB ratified EITF Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, ‘Disclosure about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10). FASB Statement No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. EITF 04-10 clarifies how an enterprise should evaluate the aggregation criteria in paragraph 17 of FAS 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with paragraph 19 of FAS 131. In addition, the FASB Task Force has requested that the FASB staff propose a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The Tax Force has agreed that since the two issues are interrelated, the effective date of EITF 04-10 should coincide with the future undetermined effective date of the anticipated FSP. We are currently evaluating the positions addressed in EITF 04-10, and foresee no significant changes in the reporting practices currently used to report segment information.

In October 2004, the American Jobs Creation Act of 2004 was signed into law. CONSOL Energy has implemented the qualified production activities deduction as enacted by the American Jobs Creation Act of 2004. The deduction is currently equal to 3% of qualified production activities income as limited by taxable income and as limited by 50 percent of the employer’s W-2 wages for the tax year. The percentage used in computing the deduction will be 3% in 2006, 6% in 2007 through 2009 and 9% in 2010 and after. As a special deduction in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” it is included as a permanent benefit in CONSOL Energy’s estimate of its annual effective tax rate. The Act also provided for a temporary dividends received deduction as an incentive to repatriate accumulated foreign earnings and profits. CONSOL Energy opted to leave accumulated earnings and profits as permanently reinvested outside the United States.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2005, with no effect on previously reported net income or stockholders’ equity. The reclassifications include separately reporting our purchased gas activity. Purchased gas sales were previously reported in Sales—Outside and Purchased Gas Costs were previously reported in Cost of Goods Sold and Other Charges.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 2—Acquisitions and Dispositions:

On June 21, 2005, the Board of Directors of CONSOL Energy authorized the incorporation of CNX Gas Corporation (CNX Gas). On June 30, 2005 CNX Gas was incorporated and issued 100 shares of its $0.01 par value common stock to Consolidation Coal Company, a wholly-owned subsidiary of CONSOL Energy. CNX Gas was incorporated to conduct CONSOL Energy’s gas exploration and production activities. In August 2005, CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. In exchange for CONSOL Energy’s contribution of assets, CONSOL Energy received approximately 122.9 million shares of CNX Gas common stock. CNX Gas entered into various agreements with CONSOL Energy that define various operating and service relationships between the two companies. In August 2005, CNX Gas entered into an agreement to sell approximately 24.3 million shares in a private transaction and granted a 30-day option to purchase an additional 3.6 million shares. In August 2005, CNX Gas closed on the sale of all 27.9 million shares. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. In August 2005, a Registration Statement on Form S-1 was filed with the SEC with respect to those shares. The registration statement was declared effective on January 18, 2006. The proceeds (approximately $420,167 including proceeds from the sale of the additional 3.6 million shares) were used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327,326.

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

In March 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy is estimated to be $10,579, which includes $420 related to accretion expense. Southern West Virginia Energy, LLC through its subsidiary will mine low sulfur bituminous coal. The acquisition was accounted for under the equity method of accounting through August 2005. As of September 1, 2005, after all agreements were substantially completed, the acquisition has been fully consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 3—Transactions with Related Parties:

In 2005, CONSOL Energy sold coal to a joint venture, in which CONSOL Energy held a 49% ownership interest, at a price reflecting the market value of the coal. In 2003, CONSOL Energy sold coal to RWE A.G. on a basis reflecting the market value of the coal. RWE A.G. was CONSOL Energy’s majority shareholder until October 2003. Such Related Parties sales were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Coal sales	$4,749	$—	$1,369
Freight	468	—	562

Total Sales and Freight Revenue—Related Parties	$5,217	$—	$1,931

Also, a subsidiary of RWE A.G. periodically provided insurance brokerage services to CONSOL Energy without fee. CONSOL Energy expended $2,849 for the twelve months ended December 31, 2003 for insurance premiums for policies brokered by this subsidiary of RWE AG. As of September 30, 2003, RWE A.G. no longer provides insurance brokerage services to CONSOL Energy. Since September 30, 2003, insurance for CONSOL Energy is brokered through an outside insurance company.

Note 4—Other Income:

	For the Years Ended December 31,
	2005	2004	2003
Royalty income	$25,696	$18,613	$16,016
Buchanan Fire Business Interruption Proceeds	17,825	—	—
Gain on disposition of assets	15,095	40,932	23,372
Service income	11,660	7,673	6,982
Interest income	8,066	5,376	5,602
Harmar Trust Settlement	6,483	—	—
Equity in earnings (loss) of affiliates	2,850	(4,317)	(8,851)
Gain on derivative instruments	—	—	4,928
Harbor maintenance fee refund	—	—	2,563
Other	17,907	18,044	14,421

Total Other Income	$105,582	$86,321	$65,033

Note 5—Interest Expense:

	For the Years Ended December 31,
	2005	2004	2003
Interest on debt	$31,266	$36,550	$37,881
Interest on other payables	637	3,630	3,331
Interest capitalized	(4,586)	(8,751)	(6,761)

Total Interest Expense	$27,317	$31,429	$34,451

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 6—Taxes Other Than Income:

	For the Years Ended December 31,
	2005	2004	2003
Production taxes	$154,538	$131,472	$104,033
Payroll taxes	43,078	36,644	32,461
Property taxes	25,653	30,099	27,211
Capital Stock & Franchise Tax	6,956	4,305	454
VA Employment Enhancement Tax Credit	(4,072)	(5,956)	(5,666)
Other	2,453	1,741	1,716

Total Taxes Other Than Income	$228,606	$198,305	$160,209

Note 7—Restructuring Costs:

In December 2003, CONSOL Energy reduced corporate overhead costs by eliminating approximately 100 selling, general and administrative and other positions. The restructuring of the corporate overhead was a result of developments in CONSOL Energy’s business, including operating fewer mines than have been operated in the past, the sale of non-core business assets and de-emphasizing coal exports. At that time, restructuring charges of $3,606 were recognized representing estimated severance costs related to the workforce reduction. At December 31, 2003, approximately 75%, or $2,720 of the employee termination benefits related to the program had been paid. The remaining restructuring obligation was recorded as Other Accrued Liabilities. Cash payments for the year ended December 31, 2004 were $886. There were no other adjustments made to the restructuring liability in the year ended December 31, 2004. The restructuring liability was fully paid at December 31, 2004.

Note 8–Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

	For the Years Ended December 31,
	2005	2004	2003
Current:
U.S. Federal	$43,936	$(6,170)	$(17,186)
U.S. State	22,916	5,570	4,716
Non-U.S.	2,131	(5,132)	10,040

	68,983	(5,732)	(2,430)
Deferred:
U.S. Federal	(2,354)	(25,925)	(15,949)
U.S. State	(2,290)	(2,515)	3,030
Non-U.S.	—	1,526	(5,592)

	(4,644)	(26,914)	(18,511)

Total Income Taxes (Benefits)	$64,339	$(32,646)	$(20,941)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the net deferred tax assets are as follows:

	December 31, 2005	December 31, 2004
Deferred Tax Assets:
Postretirement benefits other than pensions	$683,856	$642,637
Alternative minimum tax	185,794	175,153
Pneumoconiosis benefits	164,674	171,391
Mine closing	125,389	112,531
Workers’ compensation	76,539	76,368
Salary retirement	33,355	45,513
Gas hedge	22,051	5,067
Reclamation	11,973	4,464
Net operating loss	7,504	15,147
Other	69,402	66,209

Total Deferred Tax Assets	1,380,537	1,314,480
Deferred Tax Liabilities:
Property, plant and equipment	(791,999)	(756,094)
Advance mining royalties	(31,791)	(21,035)
Other	(36,789)	(36,453)

Total Deferred Tax Liabilities	(860,579)	(813,582)

Net Deferred Tax Assets	$519,958	$500,898

In August 2005, CNX Gas Corporation, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420,167, which it used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327,326. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes,” no deferred tax has been provided on this sale as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group.

According to SFAS No. 109, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered to determine whether a valuation allowance is warranted. For the year ended December 31, 2005, positive evidence considered included the level of sales and pricing currently being negotiated under fixed price contracts, the reversal of certain book to tax differences, particularly those related to minimum tax credits, and the ability to employ various tax planning strategies if necessary. Negative evidence included book and tax losses generated in past periods and the inability to achieve forecasted results in those past periods. CONSOL Energy has concluded that the deferred tax assets, other than those associated with the state tax net operating losses, were more likely than not realizable. Management will continue to assess the realizability of deferred tax assets based upon continuing updates to future income forecasts and other tax planning strategies and may record adjustments in future periods as appropriate. By our estimation, CONSOL Energy will begin paying regular tax and utilizing the deferred tax asset associated with the minimum tax credits in 2006. Our judgment regarding future profitability may change

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

due to future market conditions, our ability to successfully execute our business strategy, as well as other factors. These changes, if any, may require a valuation allowance to be recorded that could materially impact net income.

For the year ended December 31, 2004, CONSOL Energy generated a net operating loss for regular federal income tax purposes of $138,657, of which $78,228 was carried back and used to offset taxable income from prior years and $60,429 was utilized in 2005 to offset regular federal taxable income. CONSOL Energy has operating loss carryforwards of $19,290, which are available to offset future taxable income through 2010.

A deferred tax asset of approximately $50,000 relating to state net operating loss carry-forwards has been offset with a valuation allowance due to the uncertainty of realizing the benefits of these carry-forwards. These state net operating loss carry-forwards expire over the next 20 years. No other valuation allowance has been recognized because CONSOL Energy has determined that it is more likely than not that all of these deferred tax assets will be realized.

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Years Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$229,139	35.0%	$28,897	35.0%	$(11,728)	35.0%
Effect of gain on sale of 18.5% Interest in CNX Gas	(114,564)	(17.5)	—	—	—	—
Excess tax depletion	(53,069)	(8.1)	(36,170)	(43.8)	(27,356)	81.6
Tax settlements	—	—	(15,369)	(18.6)	—	—
Federal effect on sale of foreign companies	—	—	(2,767)	(3.4)	4,315	(12.9)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	(9,621)	(1.5)	(7,277)	(8.8)	—	—
Net effect of state tax	13,567	2.1	2,126	2.6	5,635	(16.8)
Net effect of foreign tax	2,130	0.3	(2,958)	(3.6)	7,569	(22.6)
Other	(3,243)	(0.5)	872	1.1	624	(1.9)

Income Tax (Benefit) Expense/Effective Rate	$64,339	9.8%	$(32,646)	(39.5)%	$(20,941)	62.4%

In the twelve months ended December 31, 2004, CONSOL Energy released $15,369 of contingent tax liability resulting from the settlement of federal, state and foreign income tax audit of prior years.

Note 9—Mine Closing, Reclamation & Gas Well Closing Costs:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the asset retirement obligations at December 31, 2005 and 2004 is as follows:

	As of December 31,
	2005	2004
Balance at beginning of period	$380,146	$397,111
Accretion Expense	30,569	25,030
Payments	(33,221)	(39,972)
Revisions in Estimated Cash Flows	48,136	10,587
Other	48,802	(12,610)

Balance at end of period	$474,432	$380,146

For the year ended December 31, 2005 Other includes obligations for reclamation and perpetual care of $36,097 related to Southern West Virginia Energy, a variable interest entity in which CONSOL Energy acquired a 49% ownership. In addition, $8,374 is included in Other for perpetual care obligations at Harmar locations. Previously, there was a trust agreement in effect whereby CONSOL Energy was to be reimbursed for all perpetual care work related to Harmar locations. In March 2005, the trust was dissolved and all liabilities were assumed by CONSOL Energy. Other also includes adjustments for asset dispositions of ($1,039) and various other insignificant items.

For the year ended December 31, 2004, Other includes ($9,159) for asset dispositions and various other insignificant items.

Note 10—Inventories:

	December 31,
	2005	2004
Coal	$52,853	$42,962
Merchandise for resale	16,995	20,585
Supplies	71,128	58,355

Total Inventories	$140,976	$121,902

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $9,572 and $9,338 at December 31, 2005 and 2004, respectively.

Note 11—Accounts Receivable Securitization:

In April 2003, CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The receivables facility allows CONSOL Energy to receive on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $2,642 and $2,724 for the twelve months ended December 31, 2005 and 2004, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in April 2006.

At December 31, 2005 and December 31, 2004, eligible accounts receivable totaled approximately $116,100 and $141,100, respectively. The subordinated retained interest approximated $116,100 and $16,100 at December 31, 2005 and December 31, 2004, respectively. No accounts receivable were removed from the consolidated balance sheet at December 31, 2005 because CONSOL Energy retained the total eligible accounts receivable. Accounts receivable totaling $125,000 were removed from the consolidated balance sheet at December 31, 2004. The reduction of $125,000 in the accounts receivable securitization program for the year ended December 31, 2005 is reflected in cash flows from operating activities in the consolidated statement of cash flows. The increase of $17,000, net of repayments, in the accounts receivable securitization program for the year ended December 31, 2004 is reflected in cash flows from operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2005 were a discount rate of 3.91% and an estimated life of 32 days. At December 31, 2005, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $40 and $81, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in one factor may result in changes in others.

Note 12—Property, Plant and Equipment

	December 31,
	2005	2004
Plant and equipment	$4,020,837	$3,583,138
Coal properties and surface lands	1,079,202	1,045,370
Airshafts	789,270	704,088
Mine development	404,771	394,872
Leased coal lands	449,587	439,998
Advanced mining royalties	352,993	346,550

Total Property, Plant and Equipment	7,096,660	6,514,016

Less—Accumulated depreciation, depletion and amortization	3,561,897	3,331,436

Net Property, Plant and Equipment	$3,534,763	$3,182,580

Coal reserves are controlled either through fee ownership or by lease. The duration of the leases vary greatly; however, the lease terms generally are extended automatically to the exhaustion of economically recoverable reserves, as long as active mining continues. Coal interests held by lease provide the same rights as fee ownership for mineral extraction, and are legally considered real property interests. We also make advance

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

payments (advanced mining royalties) to lessors under certain lease agreements that are recoupable against future production, and we make payments that are generally based upon a specified rate per ton or a percentage of gross realization from the sale of the coal. We evaluate our properties periodically for impairment issues or whenever events or circumstances indicate that the carrying amount may not be recoverable.

Coal reserves are amortized using the units-of-production method over all estimated proven and probable reserve tons assigned to the mine. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is placed into production. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material income effect from changes in estimates is disclosed in the period the change occurs.

Amortization of capitalized mine development associated with a coal reserve is computed on a units-of-production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material income effect from changes in estimates is disclosed in the period the change occurs. Amortization of development cost begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

Development costs capitalized during 2005 were $42,967 of which $27,591 was at the Robinson Run Mine, $4,958 was at the McElroy Mine, $2,880 was at the Amonate Contract Mine, $2,879 was at the Enlow Fork Mine and $4,659 was at other mining locations. Development costs capitalized during 2004 were $65,951, of which $45,774 was at the McElroy Mine, $13,373 was at the Loveridge Mine, and $6,804 was at other mining locations.

We evaluate the useful lives of our properties periodically. Depreciation and amortization of various facilities classified as plant and equipment, mine development and airshafts at the Rend Lake Mine in Illinois, and several other mines that had been on long-term idle status was accelerated in the twelve months ended December 31, 2004. Depreciation and amortization of $32,235 for these assets was accelerated because there are no current plans for the use of the equipment or facilities. The mines have existing reserves that could be accessed from other locations or through new facilities. The effect on net income from this accelerated depreciation and amortization was $19,695, or $0.22 per share, both basic and diluted. This accelerated depreciation and amortization is related to the coal segment and is included as a component of depreciation, depletion and amortization of the accompanying consolidated statement of income.

Note 13—Short-Term Notes Payable:

CONSOL Energy has a five-year, $750,000 revolving credit facility. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. The gas business guarantees and assets that were previously pledged as collateral security were released on August 8, 2005 in conjunction with the sale of 18.5 percent interest in CNX Gas. Subsequently, on October 21, 2005, as a result of entering into a new five-year, $200,000 credit agreement, CNX Gas and their subsidiaries have executed a Supplemental Indenture and are again guarantors of the 7.875% notes. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.07 to 1.00 at December 31, 2005. The facility also includes an interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 26.47 to 1.00 at December 31, 2005. At December 31, 2005, the $750,000 facility had no borrowings outstanding and $337,393 of letters of credit outstanding, leaving $412,607 of capacity available for borrowings and the issuance of letters of credit.

The $200,000 credit agreement for CNX Gas is unsecured, however it does contain a negative pledge provision, whereas CNX Gas assets cannot be used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.0 to 1.0 at December 31, 2005. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio was 14,412.29 to 1.0 at December 31, 2005. At December 31, 2005, the CNX Gas credit agreement had no borrowings outstanding and $14,436 of letters of credit outstanding, leaving $185,564 of capacity available for borrowings and the issuance of letters of credit.

Note 14—Other Accrued Liabilities:

	December 31,
	2005	2004
Accrued payroll and benefits	$50,883	$46,615
Subsidence	30,190	27,530
Short-term incentive compensation	29,079	25,000
Other	153,223	111,584
Current portion of long-term liabilities:
Postretirement benefits other than pensions	116,799	120,773
Workers’ compensation	62,000	56,000
Salary retirement	52,000	65,000
Mine closing	43,958	43,151
Pneumoconiosis benefits	12,303	13,330
Reclamation	9,545	10,915
Other	24,381	23,601

Total Other Accrued Liabilities	$584,361	$543,499

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 15—Long-Term Debt:

	December 31,
	2005	2004
Unsecured Debt:
Notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $1,273 at December 31, 2005)	$248,727	$248,520
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865
Notes due 2007 at 8.25% (par value of $45,000 less unamortized discount of $45 at December 31, 2005)	44,955	44,925
Advance royalty commitments	31,663	32,026
Notes due through 2013	14,000	—
Other long-term notes maturing at various dates through 2031 (total value of $801 less unamortized discount of $15 at December 31, 2005)	786	1,309

	442,996	429,645
Less amounts due in one year	4,629	3,885

Total Long-Term Debt	$438,367	$425,760

Advance royalty commitments and the other long-term variable rate notes had an average interest rate of approximately 7.4% at December 31, 2005 and 7.6% at December 31, 2004. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Amount
Year Ended December 31,
2006	$4,629
2007	50,031
2008	4,583
2009	4,382
2010	35,070
Thereafter	345,634

Total long-term debt maturities	$444,329

Note 16—Leases:

CONSOL Energy uses various leased facilities and equipment in our operations. Future minimum lease payments under operating leases at December 31, 2005, are as follows:

Operating Leases
2006	$33,003
2007	36,445
2008	29,005
2009	23,477
2010	11,469
Thereafter	20,161

Total minimum lease payments	$153,560

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Rental expense under operating leases was $33,228, $27,508 and $19,899 for the years ended December 31, 2005, 2004 and 2003, respectively. CONSOL Energy had no capital leases at December 31, 2005 or 2004.

Note 17—Pension and Other Postretirement Benefit Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans will begin accruing service.

The CONSOL Energy salaried plan allows for lump-sum distributions earned up until December 31, 2005 at the employees’ election. As of January 1, 2006, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. According to Statement of Financial Accounting Standard No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, if the lump-sum distributions made for the plan year, which is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. CONSOL regularly monitors this situation. Lump sum payments did not exceed this threshold during 2004 or 2005. If this were to occur, CONSOL Energy would need to recognize in the current year’s results of operations, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. Generally, due to the lower interest rates currently being used to calculate lump-sum distributions, the impact would be to recognize actuarial losses. If this settlement accounting is triggered, the adjustment could materially impact operating results.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2005 and 2004, is as follows:

	Pension Benefits at December 31,		Other Benefits at December 31,
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$493,909	$483,561	$2,384,014	$2,426,266
Service cost	22,157	20,665	12,702	12,131
Interest cost	29,020	28,214	139,418	128,612
Actuarial (gain) loss	15,429	14,792	306,195	(58,147)
Plan amendments	(11,263)	—	(395,410)	(1,505)
Effects of curtailment	—	—	—	3,000
Participant contributions	—	—	3,647	3,278
Benefits paid	(51,535)	(53,323)	(137,120)	(129,621)

Benefit obligation at end of period	$497,717	$493,909	$2,313,446	$2,384,014

Change in plan assets:
Fair value of plan assets at beginning of period	$278,010	$244,712	$—	$—
Actual return (loss) on plan assets	34,888	29,023	—	—
Company contributions	70,290	59,603	133,473	126,343
Participant Contributions	—	—	3,647	3,278
Benefits and other payments	(53,971)	(55,328)	(137,120)	(129,621)

Fair value of plan assets at end of period	$329,217	$278,010	$—	$—

Funded Status:
Status of plan underfunded	$(168,500)	$(215,899)	$(2,313,446)	$(2,384,014)
Unrecognized prior service cost (credit)	(11,261)	219	(460,294)	(72,253)
Unrecognized net actuarial loss	220,676	236,643	1,064,034	804,244

Prepaid (accrued) benefit cost	$40,915	$20,963	$(1,709,706)	$(1,652,023)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$215	$194	$—	$—
Accrued benefit liability	(85,918)	(117,151)	(1,709,706)	(1,652,023)
Accumulated other comprehensive loss	126,618	137,672	—	—
Intangible asset	—	248	—	—

Net amount recognized	$40,915	$20,963	$(1,709,706)	$(1,652,023)

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2005 and 2004 was $414,775 and $395,003, respectively.

The minimum pension liability included in other comprehensive income was $77,364, net of $49,254 deferred tax and $84,118, net of $53,554 deferred tax, for the years ended December 31, 2005 and 2004, respectively.

The intangible pension asset at December 31, 2004 is included in Other Assets on the consolidated balance sheet.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$22,157	$20,665	$23,060	$12,702	$12,131	$12,949
Interest cost	29,020	28,214	28,237	139,418	128,612	134,270
Expected return on plan assets	(20,456)	(16,065)	(19,814)	—	—	—
Effects of curtailment	—	—	—	—	(3,454)	—
Amortization of prior service cost (credit)	217	217	225	(7,370)	(7,657)	(6,402)
Recognized net actuarial loss	19,402	23,880	18,254	46,407	37,561	37,883

Benefit cost	$50,340	$56,911	$49,962	$191,157	$167,193	$178,700

A curtailment gain of $3,454 for the Other Post Employment Benefit Plan was recognized in the year ended December 31, 2004 related to the restructuring that occurred in 2003. Due to CONSOL Energy’s measurement date being September 30, the gain was not recognized until the first quarter of 2004.

CONSOL Energy has recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the year ended December 31, 2004 in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Implementation of the Act resulted in a reduction of our postretirement benefit costs of $20,790 for the period March 8, 2004 through December 31, 2004, and a reduction of $182,256 to our December 31, 2004 estimated other postretirement benefit obligation. These amounts are included in the actuarial (gain) loss line in the tables above.

In the quarter ended December 31, 2005, CONSOL Energy notified all active and retired employees that current retiree medical plans required enrollment in Medicare. We adopted a plan amendment to reflect that CONSOL Energy did not elect the Federal Subsidy provisions of the Act. Instead, we will coordinate benefits with available Medicare coverage considered the primary payer, whether or not the beneficiary enrolled and paid the required premiums. Therefore, CONSOL Energy will not receive subsidy receipts. This plan amendment resulted in a $150,000 reduction of the accumulated projected benefit obligation and is part of actuarial gain and losses that will be amortized.

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2005	2004
Projected benefit obligation	$497,131	$493,317
Accumulated benefit obligation	$414,188	$394,411
Fair value of plan assets	$328,416	$277,260

Additional Information:
Increase (decrease) in gross minimum liability included in other comprehensive income	$(11,055)	$(20,560)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.11%	4.31%	4.27%	—	—	—

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	Years Ended December 31,			Years Ended December 31,
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.00%	6.75%	6.00%	6.00%	6.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	4.31%	4.27%	4.22%	—	—	—

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

The assumed health care cost trend rates are as follows:

	December 31,
	2005	2004	2003
Health care cost trend rate for next year	9.25%	10.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.75%	4.75%	4.75%
Year that the rate reaches ultimate trend rate	2011	2011	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$15,746	$(20,604)
Effect on accumulated postretirement benefit obligation	$294,791	$(249,692)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumed discount rates also have a significant effect on the amounts reported for both pension and other benefit costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Pension benefit costs (decrease) increase	$(1,292)	$1,216
Other postemployment benefits costs (decrease) increase	$(6,758)	$4,998

Plan Assets:

There are no assets in the other post retirement benefit plans at September 30, 2005 or 2004. CONSOL Energy’s pension benefit plans weighted average asset allocations at September 30, 2005 and 2004 are as follows:

	Pension Plan Assets at September 30,
	2005	2004
Asset Category:
Cash/Cash Equivalents	—%	—%
Equity Securities	60%	61%
Debt Securities	40%	39%

Total	100%	100%

The weighted-average target asset allocations for the Employee Retirement Plan of CONSOL Energy Inc. are as follows: U.S. Equities 40%, International Equities 20% and Debt Securities 40% (U.S. and International). The aggregate amount of International Equity and International Fixed Income shall not exceed 50% of total account assets. The allowable asset allocation ranges are as follows: U.S. Equities 20-60%, International Equities 10-40% and Debt Securities 10-50%. The investment policy performance objective is to exceed a benchmark portfolio by at least 100 basis points over a three-year period. The benchmark portfolio consists of the following indices: S&P 500 (Large and Mid Caps), Russell 2000 (Small Cap), MSCI EAFE (International), Lehman Aggregate and Salomon World Government (Bonds).

There are no investments in CONSOL Energy stock held by these plans at September 30, 2005 or 2004.

Cash Flows:

CONSOL Energy expects to contribute $52,119 to our pension plan in 2006. CONSOL Energy does not expect to contribute to the other post employment plan in 2006. We intend to pay benefit claims as they are due.

The following benefit payments, reflecting expected future service, are expected to be paid:

	Pension Benefits	Other Benefits
2006	$12,879	$116,799
2007	$15,261	$125,124
2008	$17,882	$132,567
2009	$24,036	$140,395
2010	$30,943	$147,332
Year 2011-2015	$215,547	$794,942

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 18—Coal Workers’ Pneumoconiosis (CWP) and Workers’ Compensation:

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

Effective January 1, 2004, CONSOL Energy changed its method of accounting for workers’ compensation. Under the new method, the calculation of the actuarial present value of the estimated workers’ compensation obligation is based on an actuarial study by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions. The assumptions include a discount rate of 5.75% and a future health care trend rate of 10% per annum, declining to 4.75% per annum in 2011 as well as benefit duration and recurrence of injuries. CONSOL Energy believes the actuarial approach is more explicit in its methodology, which should lead to better estimates of the liability and related periodic costs. The change was also preferable because it aligns the accounting with our other long-term employee benefit obligations which are recorded on a discounted basis. Additionally, it provides a better comparison with CONSOL Energy’s industry peers, the majority of which record the workers’ compensation liability on a discounted basis.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Effective January 1, 2004, as a result of the change, CONSOL Energy reduced the workers’ compensation liability by $136,453 and reduced the related deferred tax asset by $53,080. The cumulative effect adjustment recognized upon adoption was a gain of $83,373, net of a tax cost of approximately $53,080, and, accordingly, is reflected as a cumulative effect adjustment from a change in accounting. CONSOL Energy estimates approximately $15,000 of additional expense, excluding the impact of the cumulative effect adjustment, was recognized in the year ended December 31, 2004 due to the change in accounting for workers’ compensation. Actuarial valuations were not prepared for prior periods, but we would anticipate, on an unaudited proforma basis, the estimated additional expense for 2004 would be similar for previous periods. This cumulative effect adjustment is not included in the 2004 figures presented in the table below.

	CWP December 31,		Workers’ Compensation December 31,
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of period	$206,049	$215,230	$166,117	$167,996
Service cost	3,793	4,273	28,648	45,784
Interest cost	11,963	12,480	8,436	8,271
Actuarial (gain) loss	4,648	(16,809)	3,770	(31,847)
Other liabilities	—	—	—	8,438
Benefits paid and other costs	(10,416)	(9,125)	(33,588)	(32,525)

Benefit obligation at end of period	$216,037	$206,049	$173,383	$166,117

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$2,211	$—	$—
Benefit and other payments	—	(2,211)	—	—

Fair value of plan assets at end of period	$—	$—	$—	$—

Funded Status:
Status of plan underfunded	$(216,037)	$(206,049)	$(173,383)	$(166,117)
Unrecognized prior service credit	(4,945)	(5,673)	—	—
Unrecognized net actuarial gain	(202,343)	(228,872)	(24,628)	(31,035)

Accrued benefit cost	$(423,325)	$(440,594)	$(198,011)	$(197,152)

The components of the net periodic cost (credit) are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2005	2004	2003	2005	2004
Components of Net Periodic Cost (Credit):
Service cost	$3,793	$4,273	$4,049	$28,648	$45,784
Interest cost	11,963	12,480	13,649	8,436	8,271
Legal and administrative costs	2,700	2,700	2,100	3,874	2,434
Expected return on plan assets	—	—	(200)	—	—
Amortization of prior service cost	(728)	(728)	(728)	—	—
Recognized net actuarial gain	(21,881)	(21,842)	(23,722)	(3,487)	—
State Administrative Fees and Insurance Bond Premiums	—	—	—	19,215	13,909

Net Periodic Cost (Credit)	$(4,153)	$(3,117)	$(4,852)	$56,686	$70,398

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumptions:

The weighted-average assumptions used to determine benefit obligations for CWP and workers’ compensation are as follows:

	CWP at December 31,			Workers’ Compensation at December 31,
	2005	2004	2003	2005	2004
Discount Rate	5.75%	6.00%	6.00%	5.75%	6.00%
Expected return on plan assets	—%	8.00%	8.00%	—%	—%

The weighted-average assumptions used to determine net periodic (benefit) costs are as follows:

	CWP for the Years Ended December 31,			Workers’ Compensation for the Years Ended December 31,
	2005	2004	2003	2005	2004
Discount Rate	6.00%	6.00%	6.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	—%	—%

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

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs.

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP benefit (decrease) increase	$421	$(395)
Workers’ Compensation costs (decrease) increase	$(63)	$69

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP or Workers’ Compensation plans in 2006. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers’ Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2006	$12,303	$62,000	$34,240	$27,760
2007	$12,708	$63,550	$35,952	$27,598
2008	$13,133	$65,139	$37,750	$27,389
2009	$13,566	$66,767	$39,637	$27,130
2010	$13,992	$68,436	$41,619	$26,817
Year 2011-2015	$76,732	$368,718	$241,471	$127,247

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 19—Other Employee Benefit Plans:

UMWA Pension and Benefit Trusts:

Certain subsidiaries of CONSOL Energy were required under prior National Bituminous Coal Wage Agreements (NBCWA) with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Contributions to the pension trusts currently are not required under the National Bituminous Coal Wage Agreement of 2002 with the United Mine Workers of America. There were no charges to expense for the years ended December 31, 2005, 2004 or 2003. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested liabilities.

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized as expense when payments are assessed. Total payments assessed for the Act were $19,409 ($19,372 expensed and $37 capitalized) for the year ended December 31, 2005, $52,807 ($49,981 expensed and $2,826 capitalized) for the year ended December 31, 2004, and $38,468 ($34,608 expensed and $3,860 capitalized) for the year ended December 31, 2003. Based on available information at December 31, 2005, CONSOL Energy’s obligation for the Act is estimated at approximately $536,000.

CONSOL Energy expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Additionally, CONSOL Energy has expensed approximately $2,000 related to the premium differential for the plan year beginning October 1, 2004. In August 2005, a court ruling determined that the UMWA Health and Retirement Funds were illegally charging the premium differential. CONSOL Energy was also assessed an unassigned beneficiary premium increase of approximately $6,000 for the plan years beginning October 1, 2002 and October 1, 2003. The Company believes the calculation of the unassigned beneficiary premium is not accurate and, therefore, has not paid this premium. CONSOL Energy has accrued an estimated liability related to this premium. The Combined Fund is protesting the court’s decision. If the courts rule in CONSOL Energy’s favor, the premium differential may be refunded to us and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds have been recorded and no amounts have been received from the UMWA Health and Retirement Funds to date.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or a later NBCWA and who subsequently goes out of business. Contributions to the trust are fixed at fifty cents per hour worked by UMWA represented employees. This rate of fifty cents was increased from thirteen cents per hour worked by UMWA represented employees as a result of the NBCWA of 2002 which became effective on January 1, 2003. The NBCWA of 1998 specifies that benefits provided under this plan are to be incorporated into the current agreement and will be in effect for the duration of the contract. Total payments were $3,551 ($3,532 expensed and $19 capitalized) for the year ended December 31, 2005, $3,329 ($3,180 expensed and $149 capitalized) for the year ended December 31, 2004 and $2,805 ($2,563 expensed and $242 capitalized) for the year ended December 31, 2003.

At December 31, 2005, approximately 44% of CONSOL Energy’s workforce was represented by the UMWA. A new five-year labor agreement was reached in December 2001 and is effective from January 1, 2002 through December 31, 2006. This agreement replaced the National Bituminous Coal Wage Agreement of 1998.

Investment Plan:

CONSOL Energy has an investment plan available to all domestic, non-represented employees. For employees hired prior to August 1, 2004, CONSOL matches employee contributions for an amount up to 6 percent of the employee’s base pay. For employees hired or rehired effective August 1, 2004 or later, CONSOL matches employee contributions for an amount up to 9 percent of the employee’s base pay. Effective January 1, 2006 CONSOL will change the match back to 6 percent for all non-represented employees except for those employees of Fairmont Supply Company. Total payments were $12,392 ($12,382 expensed and $10 capitalized) for the year ended December 31, 2005, $11,504 ($11,429 expensed and $75 capitalized) for the year ended December 31, 2004 and $11,479 ($11,306 expensed and $173 capitalized) for the year ended December 31, 2003.

Long-Term Disability:

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For The Years Ended December 31,
	2005	2004	2003
Benefit Costs	$4,170	$2,957	$3,951
Discount rate assumption used to determine net periodic benefit costs	5.75%	6.00%	6.75%

Liabilities included in Deferred Credits and Other Liabilities—Other and Other Accrued Liabilities amounted to $29,030 and $29,784 at December 31, 2005 and 2004, respectively.

Note 20—Stock-Based Compensation:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of incentive stock options to key employees and to non-employee directors. Amendments to the plan have been approved by the Board of Directors since the commencement of the plan, and the total

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

number of shares of common stock that can be covered by grants at December 31, 2005 is 9,100,000 of which 1,300,000 are available for issuance of awards other than stock options. No award of incentive stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

CONSOL Energy accounts for stock options granted to employees and non-employee directors in accordance with APB 25.

The fair value of each option granted is estimated on the day of the grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123. The weighted average assumptions used were:

	December 31, 2005	December 31, 2004	December 31, 2003
Expected dividend yield	1.5%	2.3%	3.5%
Expected volatility	45.6%	52.3%	55.7%
Risk-free interest rate	3.6%	2.4%	2.1%
Expected life	2.48 years	2.63 years	3.09 years

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Exercisable Options	Weighted Average Exercise Price Of Exercisable Options
Balance at December 31, 2002	3,099,045	$20.02	1,285,611	$21.88
Granted	1,259,654	17.26
Exercised	(92,266)	14.82
Forfeited	(64,550)	20.21

Balance at December 31, 2003	4,201,883	$19.30	1,870,104	$21.02

Granted	817,753	30.70
Exercised	(772,244)	18.95
Forfeited	(22,650)	21.15

Balance at December 31, 2004	4,224,742	$21.56	2,191,505	$20.41

Granted	879,508	45.60
Exercised	(1,826,393)	21.41
Forfeited	(52,700)	34.82

Balance at December 31, 2005	3,225,157	$27.96	1,770,068	$26.51

All stock options granted in 2005, 2004 and 2003 had exercise prices equal to the market price of CONSOL Energy’s common stock on the date of the grant. The weighted average per share fair value of options as of the grant date was $11.92 at December 31, 2005, $9.01 at December 31, 2004, and $5.33 at December 31, 2003.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Characteristics of outstanding stock options at December 31, 2005 are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$10.56–$18.81	1,315,842	6.7	$16.21	710,024	$16.33
19.07–27.25	420,158	5.9	26.36	400,823	26.45
28.88–32.72	678,569	7.8	30.67	353,141	30.56
45.50–69.62	810,588	9.3	45.61	306,080	45.50

$10.56–$69.62	3,225,157	7.5	$27.96	1,770,068	$26.51

No compensation expense is recognized because the exercise price of the stock options equals the market price of the underlying stock at the date of the grant and the number of shares issued is fixed. These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 2,510,810 stock options outstanding under this plan. Additionally there are 641,829 employee stock options outstanding which are fully vested. These stock options had vesting terms ranging from six months to one year. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 72,518 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

In the years ended December 31, 2005 and December 31, 2003, $955 and $848 of compensation expense was recognized due to a change in the vesting period of stock options. According to FIN 44, “Accounting for Certain Transactions involving Stock Compensation,” organizations that follow APB 25 must record stock compensation expense due to a modification of the award, such as when the vesting of options is changed from that of the original plan.

The Chairman of the Board of CONSOL Energy is also entitled to receive annual shares of common stock having a fair market value of $225 per grant per year. Under this agreement, $225 of expense was recognized for restricted stock issued in each of the years ended December 31, 2005, 2004 and 2003.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Unit Awards are grants that entitle the holder to receive shares of common stock as the award vests. A total of 234,244 restricted stock units were outstanding during the year ended December 31, 2005, vesting over a weighted average remaining period of 2.43 years. Each restricted stock unit represents one share of common stock. The weighted-average grant-date fair value of restricted stock units granted in the year ended December 31, 2005 and 2004 was $31.13 and $30.81, respectively. No restricted stock units were granted in the year ended December 31, 2003. Compensation expense will be recognized over the vesting period of the units. These restricted stock units have earned dividend equivalents of 4,542 units, of which 2,315 units were earned in the year ended December 31, 2005, and 2,227 units were earned in the year ended December 31, 2004. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of grant:

Restricted Stock Units	Fair Value
94,196	$45.50
577	$52.01
257	$69.20
138,204	$30.78
570	$35.12
440	$33.72

234,244

Note 21—Other Comprehensive Loss:

Components of other comprehensive loss consist of the following:

	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(1,619)	$(91,751)	$(93,370)
Current period change	(3,952)	(5,279)	(9,231)

Balance at December 31, 2003	(5,571)	(97,030)	(102,601)
Current period change	496	12,912	13,408

Balance at December 31, 2004	(5,075)	(84,118)	(89,193)
Current period change	(22,723)	6,754	(15,969)

Balance at December 31, 2005	$(27,798)	$(77,364)	$(105,162)

The cash flow hedges that CONSOL Energy holds are disclosed in Note 26. The minimum pension liability is disclosed in Note 17.

Note 22—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $2,170, $5,227 and $4,968 for the year ended December 31, 2005, 2004 and 2003, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 23—Supplemental Cash Flow Information:

	For the Years Ended December 31,
	2005	2004	2003
Cash paid during the year for:
Interest (net of amounts capitalized)	$30,553	$36,249	$31,823
Income taxes	$41,441	$12,768	$2,211
Non-cash investing and financing activities:
Variable Interest Entity acquired
Fair value of assets acquired	$(62,421)	$—	$—
Liabilities assumed	$(62,421)	$—	$—
Note received from property sales	$9	$10,000	$—
Note given on purchase of property	$(235)	$(3,360)	$—
Exercise option on property	$—	$—	$5,000
Purchase of Property, Plant and Equipment
Change in Property, Plant and Equipment	$—	$19,923	$(19,923)
Change in Current Liabilities	$—	$19,923	$(19,923)
Stock dividends issued	$25	$47	$42
Accounting for Mine Closing, Reclamation and Gas Well Closing Costs (Note 9)
Change in Assets	$(46,906)	$(11,400)	$(19,258)
Change in Liabilities	$(46,906)	$(11,400)	$(14,490)
Accounting for Workers’ Compensation Liability (Note 18)
Change in Assets	$—	$53,080	$—
Change in Liabilities	$—	$53,080	$—
Sale of Canadian Assets
Change in Assets	$—	$3,290	$6,760
Change in Liabilities	$—	$3,290	$6,760
Sale of Australian Assets
Note received from CNX Australia Pty Limited Sale	$—	$16,500	$—
Change in Assets (other than Note Receivable)	$—	$12,602	$—
Change in Liabilities	$—	$29,102	$—

Note 24—Concentration of Credit Risk and Major Customers:

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2005 and 2004, accounts receivable from utilities were $162,650 and $150,042, respectively, and from steel and coke producers were $13,405 and $23,911, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

Coal (including spot sales) and gas sales to CONSOL Energy’s largest customer, Allegheny Energy, were $354,012, $304,943 and $313,571 for the year ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from Allegheny Energy were $17,553 and $24,617 as of December 31, 2005 and 2004, respectively.

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Note 26, are as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$340,640	$340,640	$6,422	$6,422
Short-term notes payable	$—	$—	$(5,060)	$(5,060)
Long-term debt	$(442,996)	$(468,701)	$(429,645)	$(466,072)

Note 26—Derivative Instruments:

CONSOL Energy holds or purchases derivative financial instruments for purposes other than trading to convert the market prices related to these anticipated sales of natural gas to fixed prices. Details of the fair values of the outstanding instruments are as follows:

	December 31, 2005	December 31, 2004
Natural Gas	$(56,686)	$(9,261)

Natural Gas: CONSOL Energy entered into cash flow hedges for natural gas in 2005, 2004 and 2003. Gains or losses related to these derivative instruments were recognized when the sale of the natural gas affected earnings. The ineffective portion of the changes in the fair value of these contracts was insignificant in 2005. There was no ineffectiveness in 2004 or 2003 related to this hedging strategy.

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in other comprehensive income and are reclassified to sales in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2005 or 2004. CONSOL Energy’s consolidated balance sheet is reflected on a net asset/(liability) basis for each counterparty.

Assuming market rates remain constant with rates at December 31, 2005, $14,437 of the $34,733 loss included in other comprehensive income is expected to be recognized in earnings over the next 12 months.

CONSOL Energy did not have any derivatives designated as fair value hedges in 2005 or 2004.

Other

On February 19, 2002, CONSOL Energy entered into an interest rate lock agreement with a notional amount of $250,000 to manage the interest rate volatility prior to March 7, 2002, the pricing date of CONSOL Energy’s bond offering. This agreement essentially fixed the underlying treasury rate of the bonds at 4.928% and resulted in a net payment of $1,332 to CONSOL Energy. This receipt resulted in other comprehensive income of $814 (net of $518 deferred tax), which will be amortized to interest income over the life of the notes using the straight-line method. In both 2005 and 2004, $80 was amortized to interest income.

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

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 26,300 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, New Jersey and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. During 2005 and 2004 payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of Consol Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of Consol Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy. In 1991, CONSOL Energy was named a potentially responsible party related to the Buckeye Landfill Superfund Site and accordingly recognized an estimated liability for remediation of this site of which $2,703 remained as of March 31, 2004. In April 2004, CONSOL Energy entered into an Environmental Liability Transfer and Indemnity Agreement that transferred our liability related to the Buckeye Landfill Superfund Site to another party. The transaction resulted in the reversal of the remaining liability and the recognition of $1,438 of income.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that we are a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At the time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an Administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of the removal action including payment of EPA’s past and future costs, is approximately $7,000. CONSOL Energy’s interim allocation among the four participating PRPs is approximately 40%-45%. Accordingly, CONSOL Energy recognized a $3,000 liability, of which $1,500 was recognized in 2004 and $1,500 was recognized in 2005. This liability is included in Other Accrued Liabilities. The related cost is included in Cost of Goods Sold and Other Charges. As of December 31, 2005, CONSOL Energy has made no payments to date related to the remediation of this site. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims may be brought to recover a share of

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the costs incurred. In addition, EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs there of were also weakening its financial condition, and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. CONSOL Energy management believes these claims are without merit and have a remote chance of being awarded, accordingly, we have not accrued any liability associated with these claims.

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against us which is presently pending in the U.S. District Court for the Western District of Virginia. The action related to untreated water in connection with mining activities at our Buchanan Mine being deposited in the void spaces of nearby mines. The plaintiffs are seeking to stop us from depositing any additional water in these areas, to remove the water that is stored there along with any remaining impurities, to recover $300 million of compensatory and trebled damages and to recover punitive damages. We believe we had, and continue to have, the right to store water in these areas. We have denied liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to this claim. Although we cannot currently estimate the impact of this claim, it is reasonably possible that payments in the future with respect to this pending claim may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As previously disclosed, we expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Additionally, CONSOL Energy has expensed approximately $2,000 related to the premium differential for the plan year beginning October 1, 2004. In August 2005, a court ruling determined that the UMWA Health and Retirement Funds were illegally charging the premium differential. CONSOL Energy was also assessed an unassigned beneficiary premium increase of approximately $6,000 for the plan years beginning October 1, 2002 and October 1, 2003. We believe the calculation of the unassigned beneficiary premium is not accurate and, therefore, we have not paid this premium. CONSOL Energy has accrued an estimated liability related to this premium. The Combined Fund is protesting the court’s decision. If the courts rule in CONSOL Energy’s favor, the premium differential

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

may be refunded to us and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds have been recorded and no amounts have been received from the UMWA Health and Retirement Funds to date.

On September 16, 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Expenses related to clean-up of the damaged hoist for the year ended December 31, 2005 were $3,540. Costs related to this accident are primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated income statement. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any recovery from our insurance carrier.

In February 2005, CONSOL Energy’s Buchanan Mine, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs related to the fire of approximately $39,038, net of recognized insurance recovery, have been incurred for the year ended December 31, 2005. Costs to CONSOL Energy are primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated statement of income. Insurance recovery for damages of approximately $31,585 has been received as of December 31, 2005. This insurance recovery included $17,825 related to our business interruption claim, and accordingly this amount was recognized as Other Income. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carrier.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 and $2,819 were reflected in Other Receivables at December 31, 2005 and 2004, respectively. CONSOL Energy received $1,785 of insurance proceeds in the year ended December 31, 2005.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of our refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. We received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refunds of taxes for the period 1991 through 1993. CONSOL Energy has a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at December 31, 2005. We also have a payable of $1,914 related to this claim classified in Other Liabilities at December 31, 2005. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. CONSOL Energy believes the refund claim will be collected, although there can be no assurance that we will obtain any interest on the claim.

In 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Other parties funded the trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, which was $15,000, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy water treatment obligations. Later in 2005, CONSOL Energy provided the financial assurance for this obligation and the funds were released from escrow. CONSOL Energy is responsible for the on-going water treatment at this facility. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the year ended December 31, 2005.

At December 31, 2005, CONSOL Energy and certain subsidiaries have provided the following financial guarantees. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Amount and Duration of Commitments
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$290,645	$290,645	$—	$—	$—
Environmental	32,686	32,686	—	—	—
Gas	14,436	14,436	—	—	—
Other	14,062	14,062	—	—	—

Total Letters of Credit	$351,829	$351,829	$—	$—	$—

Surety Bonds:
Employee-Related	$244,701	$244,701	$—	$—	$—
Environmental	265,484	255,710	9,741	—	33
Gas	654	400	254	—	—
Other	7,542	7,207	335	—	—

Total Surety Bonds	$518,381	$508,018	$10,330	$—	$33

Guarantees:
Coal	$163,722	$104,606	$47,733	$5,804	$5,579
Gas	388,887	197,101	79,508	22,214	90,064
Other	83,758	23,390	42,871	16,129	1,368

Total Guarantees	$636,367	$325,097	$170,112	$44,147	$97,011

Total Commitments	$1,506,577	$1,184,944	$180,442	$44,147	$97,044

Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Gas financial guarantees have primarily been provided to support various performance bonds related to land usage and restorative issues. Other contingent liabilities have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy and certain of our subsidiaries have also provided guarantees for the delivery of specific quantities of coal and gas to various customers. These guarantees are several or joint and several. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and support various other items necessary in the normal course of business.

Note 28—Segment Information:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2005, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the year ended December 31, 2005, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2005, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to individual mines. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The 2004 and 2003 segment information was restated to conform to the 2005 presentation. Gas royalty income, gas miscellaneous revenues and expenses and various gas assets previously reported within Coal and All Other segments are now included in the gas segment.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,878,267	$233,444	$211,272	$199,434	$2,522,417	$328,086	$127,330	$—	$2,977,833	(A)
Sales—Purchased gas	—	—	—	—	—	275,148	—	—	275,148
Sales—Related parties	—	—	—	4,749	4,749	—	—	—	4,749
Freight—Outside	—	—	—	119,343	119,343	—	—	—	119,343
Freight—Related parties	—	—	—	468	468	—	—	—	468
Intersegment Transfers	—	—	—	—	—	1,628	108,209	(109,837)	—

Total Sales and Freight	$1,878,267	$233,444	$211,272	$323,994	$2,646,977	$604,862	$235,539	$(109,837)	$3,377,541

Earnings (Loss) Before Income Taxes	$327,769	$(358)	$21,789	$(97,847)	$251,353	$165,225	$(17,722)	$255,828	$654,684	(B)

Segment assets					$3,213,983	$864,789	$165,275	$843,605	$5,087,652	(C)

Depreciation, depletion and amortization					$213,271	$35,039	$13,541	$—	$261,851

Capital Expenditures					$406,094	$110,752	$6,621	$—	$523,467

(A)	Included in the Coal and Gas segment are sales of $349,537 and $4,475, respectively, to Allegheny Energy.
(B)	Includes equity in earnings (losses) of unconsolidated affiliates of $(1,758), $444 and $4,164 for Other Coal, Gas and All Other, respectively.
(C)	Includes investments in unconsolidated equity affiliates of $49,528 and $2,733 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,513,804	$214,650	$256,523	$102,365	$2,087,342	$276,164	$104,742	$—	$2,468,248	(D)
Sales—Purchased Gas	—	—	—	—	—	112,005	—	—	112,005
Freight—Outside	—	—	—	110,006	110,006	—	169	—	110,175
Intersegment Transfers	—	—	—	—	—	3,636	100,366	(104,002)	—

Total Sales and Freight	$1,513,804	$214,650	$256,523	$212,371	$2,197,348	$391,805	$205,277	$(104,002)	$2,690,428

Earnings (Loss) Before Income Taxes	$148,160	$(9,253)	$25,423	$(141,166)	$23,164	$129,050	$(7,742)	$(61,909)	$82,563	(E)

Segment assets					$2,645,515	$742,818	$281,939	$525,339	$4,195,611	(F)

Depreciation, depletion and amortization					$234,134	$32,889	$13,374	$—	$280,397

Capital Expenditures					$316,808	$89,753	$4,050	$—	$410,611

(D)	Included in the Coal and Gas segment are sales of $288,263 and $16,680 to Allegheny Energy.
(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(1,708) and $124 for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $47,373 and $311 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2003:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,214,694	$194,137	$249,312	$98,420	$1,756,563	$208,091	$76,828	$—	$2,041,482	(G)
Sales—related parties	—	1,267	102	—	1,369	—	—	—	1,369
Freight—outside	—	—	—	113,799	113,799	—	221	—	114,020
Freight—related parties	—	—	—	562	562	—	—	—	562
Intersegment Transfers	—	—	—	—	—	3,322	92,581	(95,903)	—

Total Sales and Freight	$1,214,694	$195,404	$249,414	$212,781	$1,872,293	$211,413	$169,630	$(95,903)	$2,157,433

Earnings (Loss) Before Income Taxes	$94,067	$(4,283)	$8,770	$(154,665)	$(56,111)	$76,924	$(25,155)	$(29,165)	$(33,507	)(H)

Segment assets					$2,701,272	$663,014	$198,178	$756,514	$4,318,978	(I)

Depreciation, depletion and amortization					$196,114	$33,600	$12,438	$—	$242,152

Capital Expenditures					$202,800	$83,869	$3,983	$—	$290,652

(G)	Included in the Coal and Gas segment are sales of $283,463 and $30,108 to Allegheny Energy.
(H)	Includes equity in earnings (losses) of unconsolidated affiliates of $(7,794), $(2,310) and $1,253 for Other Coal, Gas and All Other, respectively.
(I)	Includes investments in unconsolidated equity affiliates of $37,543, $46,435 and $900 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2005	2004	2003
Total segment sales and freight from external customers	$3,377,541	$2,690,428	$2,157,433
Other income not allocated to segments (Note 4)	105,582	86,321	65,033
Gain on Sale of 18.5% interest in CNX Gas	327,326	—	—

Total Consolidated Revenue and Other Income	$3,810,449	$2,776,749	$2,222,466

Earnings (Loss) Before Income Taxes:
Segment Earnings Before Income Taxes for total reportable business segments	$416,578	$152,214	$20,813
Segment Earnings (Loss) Before Income Taxes for all other businesses	(17,722)	(7,742)	(25,155)
Incentive Compensation	(32,739)	(24,663)	8
Compensation from restricted stock unit grants and expense from change in stock option vesting	(3,609)	(1,153)	—
Other post employees benefit curtailment gain	—	3,454	—
Gain on Sale of 18.5% of CNX Gas	327,326	—	—
Interest income (expense), net and other non-operating activity	(35,150)	(39,547)	(29,173)

Earnings (Loss) Before Income Taxes	$654,684	$82,563	$(33,507)

	December 31,
	2005	2004	2003
Total Assets:
Segment assets for total reportable business segments	$4,078,772	$3,388,333	$3,364,286
Segment assets for all other businesses	165,275	281,939	198,178
Items excluded from segments assets:
Cash and other investments	321,543	7,104	6,981
Restricted Cash	—	—	190,918
Deferred tax assets	519,958	500,898	535,029
Recoverable income taxes	—	14,614	20,257
Intangible asset – overfunded pension plan	—	248	468
Bond issuance costs	2,104	2,475	2,861

Total Consolidated Assets	$5,087,652	$4,195,611	$4,318,978

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location:

	For the Years Ended December 31,
	2005	2004	2003
United States	$3,106,396	$2,388,802	$1,874,299
Europe	188,271	164,331	149,613
Canada	59,672	106,263	88,360
South America	22,052	9,160	23,053
Middle East	—	21,872	19,534
Other	1,150	—	2,574

Total Revenues and Freight from External Customers(J)	$3,377,541	$2,690,428	$2,157,433

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(J) CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31,
	2005	2004
United States	$3,500,500	$3,148,674
Canada	34,157	33,793
Belgium	106	113

Total Property, Plant and Equipment	$3,534,763	$3,182,580

Note 29—Guarantor Subsidiaries Financial Information:

The payment obligations under the $250,000 7.875 percent per annum notes due March 1, 2012 issued by CONSOL Energy are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (“SEC”), the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy and a guarantor company manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Year Ended December 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$2,846,831	$131,293	$(291)	$2,977,833
Sales—Purchased gas	—	275,148	—	—	275,148
Sales—Related party	—	8,017	—	(3,268)	4,749
Freight—Outside	—	118,972	—	371	119,343
Freight—Related party	—	839	—	(371)	468
Gain on CNX Gas Sale	—	327,326	—	—	327,326
Other Income (including equity earnings)	695,686	3,376	23,358	(616,838)	105,582

Total Revenue and Other Income	695,686	3,580,509	154,651	(620,397)	3,810,449
Cost of Goods Sold and Other Operating Charges	49,774	1,945,736	37,398	125,852	2,158,760
Purchased Gas Costs	—	278,720	—	—	278,720
Related Party Activity	5,137	(416,640)	107,781	303,722	—
Freight Expense	1,854	119,811	—	(1,854)	119,811
Selling, General and Administrative Expense	—	79,197	1,503	—	80,700
Depreciation, Depletion and Amortization	6,681	253,591	4,076	(2,497)	261,851
Interest Expense	20,354	6,960	3	—	27,317
Taxes Other Than Income	5,247	219,209	4,150	—	228,606

Total Costs	89,047	2,486,584	154,911	425,223	3,155,765

Earnings(Loss) Before Income Taxes	606,639	1,093,925	(260)	(1,045,620)	654,684
Income Taxes (Benefit)	25,778	40,132	(1,571)	—	64,339

Earnings Before Minority Interest	580,861	1,053,793	1,311	(1,045,620)	590,345
Minority Interest	—	(9,484)	—	—	(9,484)

Net Income (Loss)	$580,861	$1,044,309	$1,311	$(1,045,620)	$580,861

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$308,606	$20,353	$11,681	$—	$340,640
Accounts and Notes Receivable:
Trade	—	41,121	235,156	—	276,277
Other	5,737	14,318	3,285	—	23,340
Inventories	—	121,527	19,449	—	140,976
Deferred Income Taxes	152,730	—	—	—	152,730
Prepaid Expenses	4,340	54,072	6,125	—	64,537

Total Current Assets	471,413	251,391	275,696	—	998,500
Property, Plant and Equipment:
Property, Plant and Equipment	79,359	6,939,949	77,352	—	7,096,660
Less-Accumulated Depreciation, Depletion and Amortization	41,226	3,499,157	21,514	—	3,561,897

Property, Plant and Equipment—Net	38,133	3,440,792	55,838	—	3,534,763
Other Assets:
Deferred Income Taxes	367,228	—	—	—	367,228
Investment in Affiliates	2,197,768	1,133,645	—	(3,279,152)	52,261
Other	33,875	75,569	25,456	—	134,900

Total Other Assets	2,598,871	1,209,214	25,456	(3,279,152)	554,389

Total Assets	$3,108,417	$4,901,397	$356,990	$(3,279,152)	$5,087,652

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$161,405	$15,361	$20,609	$—	$197,375
Accounts Payable (Recoverable)-Related Parties	1,478,439	(1,731,002)	252,563	—	—
Current Portion of Long-Term Debt	—	3,462	1,167	—	4,629
Accrued Income Taxes	17,557	—	—	—	17,557
Other Accrued Liabilities	107,584	468,793	7,984	—	584,361

Total Current Liabilities	1,764,985	(1,243,386)	282,323	—	803,922
Long-Term Debt	248,727	176,807	12,833	—	438,367
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,592,907	—	—	1,592,907
Pneumoconiosis	—	411,022	—	—	411,022
Mine Closing	—	346,051	10,725	—	356,776
Workers’ Compensation	71	134,703	(15)	—	134,759
Deferred Revenue	—	27,343	—	—	27,343
Salary Retirement	33,666	37	—	—	33,703
Reclamation	—	5,590	26,593	—	32,183
Other	35,612	90,833	11,425	—	137,870

Total Deferred Credits and Other Liabilities	69,349	2,608,486	48,728	—	2,726,563
Minority Interest	—	93,444	—	—	93,444

Total Liabilities and Minority Interests	2,083,061	1,635,351	343,884	—	4,062,296
Stockholders’ Equity	1,025,356	3,266,046	13,106	(3,279,152)	1,025,356

Total Liabilities and Stockholders’ Equity	$3,108,417	$4,901,397	$356,990	$(3,279,152)	$5,087,652

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$307,594	$96,601	$4,891	$—	$409,086

Cash Flows from Investing Activities:
Capital Expenditures	$(5,297)	$(506,033)	$(12,137)	$—	$(523,467)
Investment in Equity Affiliates	—	3,451	545	—	3,996
Proceeds From Sale of 18.5% Interest in Gas Segment	—	420,167	—	—	420,167
Other Investing Activities	18,488	6,403	—	—	24,891

Net Cash Provided by (Used in) Investing Activities	$13,191	$(76,012)	$(11,592)	$—	$(74,413)

Cash Flows from Financial Activities:
Payments on Short-Term Debt	$(1,700)	$—	$—	$—	$(1,700)
Proceeds from Long-Term Notes	—	—	14,000	—	14,000
Dividends Paid	(51,321)	—	—	—	(51,321)
Withdrawal from Restricted Cash	—	—	—	—	—
Other Financing Activities	39,150	(584)	—	—	38,566

Net Cash (Used in) Provided by Financing Activities	$(13,871)	$(584)	$14,000	$—	$(455)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$2,385,418	$82,830	$—	$2,468,248
Sales—Purchased gas	—	112,005	—	—	112,005
Freight—Outside	—	110,006	169	—	110,175
Other Income (including equity earnings)	250,061	49,995	17,580	(231,315)	86,321

Total Revenue and Other Income	250,061	2,657,424	100,579	(231,315)	2,776,749

Cost of Goods Sold and Other Operating Charges	37,156	1,794,257	190,250	(133,716)	1,887,947
Purchased Gas Costs	—	113,063	—	—	113,063
Related Party Activity	83	(51,718)	(89,463)	141,098	—
Freight Expense	—	110,006	169	—	110,175
Selling, General and Administrative Expense	—	71,710	1,160	—	72,870
Depreciation, Depletion and Amortization	6,139	275,087	1,025	(1,854)	280,397
Interest Expense	23,483	7,816	130	—	31,429
Taxes Other Than Income	3,793	192,985	1,527	—	198,305

Total Costs	70,654	2,513,206	104,798	5,528	2,694,186

Earnings(Loss) Before Income Taxes	179,407	144,218	(4,219)	(236,843)	82,563
Income Taxes (Benefit)	(19,175)	(11,994)	(1,477)	—	(32,646)

Earnings(Loss) Before Cumulative Effect of Change in Accounting Principle	198,582	156,212	(2,742)	(236,843)	115,209

Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$198,582	$239,585	$(2,742)	$(236,843)	$198,582

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,692	$348	$4,382	$—	$6,422
Accounts and Notes Receivable:
Trade	—	700	110,880	—	111,580
Other	3,826	22,758	3,667	—	30,251
Inventories	146	99,202	22,554	—	121,902
Recoverable Income Taxes	14,614	—	—	—	14,614
Deferred Income Taxes	150,958	—	—	—	150,958
Prepaid Expenses	6,963	32,099	448	—	39,510

Total Current Assets	178,199	155,107	141,931	—	475,237
Property, Plant and Equipment:
Property, Plant and Equipment	100,437	6,390,476	23,103	—	6,514,016
Less-Accumulated Depreciation, Depletion and Amortization	53,164	3,260,151	18,121	—	3,331,436

Property, Plant and Equipment—Net	47,273	3,130,325	4,982	—	3,182,580
Other Assets:
Deferred Income Taxes	349,940	—	—	—	349,940
Investment in Affiliates	1,589,362	31,533	—	(1,573,211)	47,684
Other	23,742	116,400	28	—	140,170

Total Other Assets	1,963,044	147,933	28	(1,573,211)	537,794

Total Assets	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$100,045	$48,971	$17,052	$—	$166,068
Accounts Payable (Recoverable)-Related Parties	1,182,740	(1,286,846)	104,106	—	—
Short-Term Notes Payable	1,700	3,360	—	—	5,060
Current Portion of Long-Term Debt	—	3,885	—	—	3,885
Other Accrued Liabilities	103,202	434,299	5,998	—	543,499

Total Current Liabilities	1,387,687	(796,331)	127,156	—	718,512
Long-Term Debt	248,520	177,240	—	—	425,760
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,531,250	—	—	1,531,250
Pneumoconiosis	—	427,264	—	—	427,264
Mine Closing	—	305,152	—	—	305,152
Workers’ Compensation	51	140,271	(4)	—	140,318
Deferred Revenue	—	50,208	—	—	50,208
Salary Retirement	51,943	14	—	—	51,957
Reclamation	—	5,745	—	—	5,745
Other	31,294	38,549	581	—	70,424

Total Deferred Credits and Other Liabilities	83,288	2,498,453	577	—	2,582,318

Total Liabilities	1,719,495	1,879,362	127,733	—	3,726,590
Stockholders’ Equity	469,021	1,554,003	19,208	(1,573,211)	469,021

Total Liabilities and Stockholders’ Equity	$2,188,516	$3,433,365	$146,941	$(1,573,211)	$4,195,611

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(95,823)	$447,696	$6,218	$—	$358,091

Cash Flows from Investing Activities:
Capital Expenditures	$(9,751)	$(400,860)	$—	$—	$(410,611)
Investment in Equity Affiliates	—	(1,474)	(2,829)	—	(4,303)
Other Investing Activities	11,000	3,372	—	—	14,372

Net Cash Provided by (Used in) Investing Activities	$1,249	$(398,962)	$(2,829)	$—	$(400,542)

Cash Flows from Financial Activities:
Payments on Short-Term Debt	$(63,300)	$—	$—	$—	$(63,300)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(50,471)	—	—	—	(50,471)
Withdrawal from Restricted Cash	190,000	918	—	—	190,918
Other Financing Activities	14,864	(4,651)	—	—	10,213

Net Cash Provided by (Used in) Financing Activities	$91,093	$(48,733)	$—	$—	$42,360

Income Statement for the Year Ended December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$1,974,638	$66,844	$—	$2,041,482
Sales—Related Parties	—	1,369	—	—	1,369
Freight—Outside	—	113,730	290	—	114,020
Freight—Related Parties	—	562	—	—	562
Other Income (including equity earnings)	16,381	41,287	16,729	(9,364)	65,033

Total Revenue and Other Income	16,381	2,131,586	83,863	(9,364)	2,222,466

Cost of Goods Sold and Other Operating Charges	11,544	1,601,246	153,546	(142,320)	1,624,016
Related Party Activity	(5,151)	(77,726)	(85,896)	168,773	—
Freight Expense	—	114,292	290	—	114,582
Selling, General and Administrative Expense	—	74,840	2,731	—	77,571
Depreciation, Depletion and Amortization	4,358	238,420	1,228	(1,854)	242,152
Interest Expense	21,072	12,395	984	—	34,451
Taxes Other Than Income	3,077	155,749	1,383	—	160,209
Restructuring Cost	3,606	—	—	—	3,606
Export Sales Excise Tax Resolution	—	(614)	—	—	(614)

Total Costs	38,506	2,118,602	74,266	24,599	2,255,973

Earnings (Loss) Before Income Taxes	(22,125)	12,984	9,597	(33,963)	(33,507)
Income Taxes (Benefit)	(14,327)	(9,973)	3,359	—	(20,941)

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	(7,798)	22,957	6,238	(33,963)	(12,566)

Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation, and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	4,768	—	—	4,768

Net Income (Loss)	$(7,798)	$27,725	$6,238	$(33,963)	$(7,798)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2003:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$193,425	$250,478	$(62,776)	$—	$381,127

Cash Flows from Investing Activities:
Capital Expenditures	$(8,469)	$(282,183)	$—	$—	$(290,652)
Investment in Equity Affiliates	—	(278)	(12,392)	—	(12,670)
Other Investing Activities	—	33,738	64,970	—	98,708

Net Cash Used in Investing Activities	$(8,469)	$(248,723)	$52,578	$—	$(204,614)

Cash Flows from Financing Activities:
Payments on Short-Term Borrowings	$(202,953)	$—	$—	$—	$(202,953)
Proceeds from Long-Term Notes	—	—	1,757	—	1,757
Dividends Paid	(45,613)	—	—	—	(45,613)
Proceeds from Issuance of Common Stock, Net of Related Costs	189,552	—	—	—	189,552
Other Financing Activities	(123,420)	(3,194)	2,354	—	(124,260)

Net Cash (Used in) Provided by Financing Activities	$(182,434)	$(3,194)	$4,111	$—	$(181,517)

Supplemental Coal Data (unaudited):

	Millions of Tons For the Year Ended December 31,				For the Six Months Ended December 31, 2001
	2005	2004	2003	2002
Proved and probable reserves at beginning of period	4,509	4,148	4,234	4,322	4,378
Purchased reserves	56	15	1	4	4
Reserves sold in place	(2)	(11)	(32)	(28)	(8)
Production	(69)	(68)	(60)	(64)	(34)
Revisions and other changes	52	425	5	—	(18)

Consolidated proved and probable reserves at end of period*	4,546	4,509	4,148	4,234	4,322

Proportionate share of proved and probable reserves of unconsolidated equity affiliated*	—	—	10	41	43

*	Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

CONSOL Energy’s coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2005, 902 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2005 include 3,990 million tons of steam coal reserves, of which approximately 14 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 15 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 555 million tons of metallurgical coal in

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

consolidated reserves, of which approximately 66 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 34 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Supplemental Gas Data (unaudited):

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules:

Capitalized Costs:

	As of December 31,
	2005	2004
Surface Lands	$26,573	$18,240
Mineral Interests	55,621	55,620
Wells and Related Equipment(1)	141,959	112,892
Intangible Drilling	312,467	263,403
Gathering Assets	344,355	319,680
Gas Well Plugging(1)	7,680	8,102
Other	36	74

Total Property, Plant and Equipment	888,691	778,011
Accumulated Depreciation	(165,144)	(130,539)

Net Capitalized Costs	$723,547	$647,472

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$14,109	$15,239

(1)	Certain other property interest held by the gas segment in 2004 were retained by CONSOL Energy and not conveyed to CNX Gas. These retained assets include assets associated with well plugging, had an aggregate book value of $6,596 and are not material to the business and operations of CNX Gas or CONSOL Energy. CONSOL Energy did not retain any natural gas interests, all of which were transferred to CNX Gas.

Substantially all, or at least 98% of our capitalized costs are related to proved properties.

Costs incurred for Property Acquisition, Exploration and Development(*)

	For the Year Ended December 31,
	2005		2004		2003
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Property Acquisitions	$8,333	$20	$4,190	$111	$7,640	$187
Development	86,273	—	77,478	—	77,801	—
Exploration	19,370	412	5,596	2,902	5,997	4,661

Total	$113,976	$432	$87,264	$3,013	$91,438	$4,848

(*)	Includes costs incurred whether capitalized or expensed. Substantially all, or at least 98% of our acquisitions are related to proved properties.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Results of Operations:

	Years Ended December 31,
	2005		2004		2003
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Production Revenue	$328,488	$2,814	$282,225	$1,739	$211,994	$747
Purchased Gas Revenue	275,148	2,561	112,005	1,120	—	372

Total Revenue	603,636	5,735	394,230	2,859	211,994	1,119

Lifting Costs	26,794	623	23,616	474	19,396	434
Gathering Costs	40,623	168	37,017	172	28,927	170
Royalty Expense	36,641	408	32,668	246	24,104	96
Other Production Costs	17,224	915	23,275	1,153	27,312	1,294
Purchased Gas Costs	278,720	2,434	113,063	1,044	—	351
Depreciation, Depletion & Amortization	35,039	870	32,224	918	33,004	319

Total Costs	435,041	5,418	261,863	4,007	132,743	2,664

Earnings Before Income Tax	168,595	(43)	132,367	(1,148)	79,251	(1,545)
Income Taxes	65,280	(17)	46,328	(402)	27,738	(541)

Results of Operations excluding Corporate and Interest Costs	$103,315	$(26)	$86,039	$(746)	$51,513	$(1,004)

Certain results of operation currently included as CNX Gas business were not considered to be part of the gas segment in 2004, or were calculated differently by CONSOL Energy in 2004. The differences in results of operations between CNX Gas and CONSOL Energy are not considered material to CNX Gas’ or CONSOL Energy’s business. These differences include certain royalty income, various cost allocations and depreciation, depletion and amortization of retained assets.

Net Reserve Quantity (Million Cubic Feet)
Beginning Reserves	1,042,403	2,385	1,002,800	1,581	959,946	559
Revisions	57,575	521	33,539	—	17,484	(200)
Extensions and Discoveries	77,917	—	53,870	1,006	69,710	1,303
Production	(50,171)	(234)	(49,674)	(202)	(44,340)	(81)
Purchase of Reserves In-Place	—	—	1,868	—	—	—
Sales of Reserves In-Place	—	—	—	—	—	—

Ending Reserves	1,127,724	2,672	1,042,403	2,385	1,002,800	1,581

Proved Developed Reserves:
Beginning of Period	395,152	1,489	352,935	843	329,687	559

End of Period	549,574	2,672	395,152	1,489	352,935	843

*	Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy’s proved gas reserves are located in the states of Virginia (97.1%), West Virginia (1.0%) and Pennsylvania (1.9%). CONSOL Energy’s proportionate interest in equity affiliates’ proved gas reserves is located in the state of Tennessee (100%).

CONSOL Energy cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved gas reserves are estimated quantities of natural gas and coalbed methane gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

Standardized Measure of Discounted Future Net Cash Flows:

The following information has been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities” (SFAS No. 69). SFAS No. 69 requires the standardized measure of discounted future net cash flows to be based on year-end sales prices, costs and statutory income tax rates and a 10 percent annual discount rate. Because prices used in the calculation are as of the end of the period, the standardized measure could vary significantly from year to year based on the market conditions at that specific date.

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

	December 31,
	2005	2004	2003
Future Cash Flows:
Revenues	$11,675,551	$6,337,257	$5,792,348
Production costs	(2,852,033)	(1,453,364)	(1,314,691)
Development costs	(422,315)	(265,540)	(307,075)
Income tax expense	(3,251,265)	(1,745,782)	(1,461,785)

Future Net Cash Flows	5,149,938	2,872,571	2,708,797
Discounted to present value at a 10% annual rate	(3,279,144)	(1,843,033)	(1,697,611)

Total standardized measure of discounted net cash flows	$1,870,794	$1,029,538	$1,011,186

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31,
	2005	2004	2003
Balance at Beginning of Period	$1,029,538	$1,011,186	$735,181
Net changes in sales prices and production costs	3,539,448	262,723	1,036,699
Sales—net of production costs	(234,526)	(219,937)	(151,499)
Net change due to revisions in quantity estimates	632,547	364,456	287,993
Development costs incurred, previously estimated	110,916	87,274	80,455
Changes in estimated future development costs	(267,691)	(45,739)	(104,240)
Net change in future income taxes	(1,505,484)	(283,997)	(478,613)
Accretion of discount and other	(1,433,954)	(146,428)	(394,790)

Total Discounted Cash Flow at End of Period	$1,870,794	$1,029,538	$1,011,186

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Supplemental Quarterly Information (unaudited):

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Sales	$900,367	$831,216	$763,548	$762,599

Freight Revenue	$26,836	$31,186	$31,665	$30,124

Costs of Goods Sold and Other Operating Charges	$661,557	$639,220	$585,795	$550,908

Freight Expense	$26,836	$31,186	$31,665	$30,124

Earnings Before Minority Interest	$93,618	$380,441	$41,074	$75,212

Net Income (Loss)	$87,593	$376,982	$41,074	$75,212

Total Earnings Per Share:
Basic	$0.95	$4.09	$0.45	$0.83

Dilutive	$0.94	$4.04	$0.44	$0.82

Weighted Average Shares Outstanding:
Basic	92,466,044	92,112,770	91,436,988	90,943,236

Dilutive	93,631,913	93,392,289	92,584,311	92,059,791

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Sales	$748,052	$617,738	$623,975	$590,488

Freight Revenue	$27,736	$21,232	$29,768	$31,439

Costs of Goods Sold and Other Operating Charges	$548,918	$522,761	$482,793	$446,538	(A)

Freight Expense	$27,736	$21,232	$29,768	$31,439

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$67,668	$(11,574)	$26,205	$32,910	(A)

Earnings Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$0.75	$(0.13)	$0.29	$0.37

Dilutive	$0.74	$(0.13)	$0.29	$0.36

Net Income (Loss)	$67,668	$(11,574)	$26,205	$116,283	(A)

Total Earnings Per Share:
Basic	$0.75	$(0.13)	$0.29	$1.29

Dilutive	$0.74	$(0.13)	$0.29	$1.28

Weighted Average Shares Outstanding:
Basic	90,551,567	90,361,024	89,884,760	89,927,306

Dilutive	91,868,095	90,361,024	90,770,999	90,548,329

(A)	CONSOL Energy restated the first quarter 2004 cost of goods sold by $2,342, earnings before cumulative effect of change in accounting principle and net income by $2,164, and earnings per share—basic and dilutive by $0.02 to reflect the recognition of the favorable effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 as of March 8, 2004 in accordance with issued accounting guidance.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Sales	$512,116	$511,571	$511,235	$507,929

Freight Revenue	$29,083	$27,329	$25,580	$32,590

Costs of Goods Sold and Other Operating Charges	$417,376	$415,078	$383,691	$407,871

Freight Expense	$29,083	$27,329	$25,580	$32,590

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	$(20,619)	$(5,895)	$10,559	$3,389

Net Income (Loss)	$(20,619)	$(5,895)	$10,559	$8,157

Earnings Per Share Before Cumulative Effect of Change in Accounting Principle:
Basic	$(0.23)	$(0.07)	$0.13	$0.04

Dilutive	$(0.23)	$(0.07)	$0.13	$0.04

Total Earnings Per Share:
Basic	$(0.23)	$(0.07)	$0.13	$0.10

Dilutive	$(0.23)	$(0.07)	$0.13	$0.10

Weighted Average Shares Outstanding:
Basic	89,823,341	79,500,793	78,759,875	78,749,180

Dilutive	89,823,341	79,500,793	79,104,915	78,845,356

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a.	Controls and Procedures.

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

CONSOL Energy’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of CONSOL Energy; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of CONSOL Energy’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of CONSOL Energy’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2005.

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

The information required by this Item is incorporated herein by reference to the information under the captions “Proposal #1—Nominations for Election of Directors,” “General Information—The Board of Directors and Its Committees—The Board of Directors,” “General Information—The Board of Directors and Its Committees—Membership and Meetings of the Board of Directors and Its Committees” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the Proxy Statement for the annual meeting of shareholders to be held on May 2, 2006 (the “Proxy Statement”).

Executive Officers of CONSOL Energy

The following is a list of CONSOL Energy’s executive officers, their ages as of February 15, 2006 and their positions and offices held with CONSOL Energy.

Name	Age	Position
J. Brett Harvey	55	President and Chief Executive Officer and Director
Nicholas J. DeIuliis	37	Chief Executive Officer and President—CNX Gas Corporation
Jack A. Holt	57	Senior Vice President—Safety
Bart J. Hyita	47	Senior Vice President—Planning and Administration
Patricia A. Lang	47	Vice President—Human Resources
Peter B. Lilly	57	Chief Operating Officer—Coal
William J. Lyons	57	Chief Financial Officer
P. Jerome Richey	56	Vice President and General Counsel
Ronald E. Smith	56	Chief Operating Officer and Executive Vice President—CNX Gas Corporation Gas Operations, Land Resources and Engineering Services
William D. Stanhagen	57	President—CNX Land Resources Inc.

J. Brett Harvey has been President and Chief Executive Officer and a Director of CONSOL Energy since January 1998.

Nicholas J. DeIuliis was Senior Vice President—Strategic Planning of CONSOL Energy from November 2004 until August 2005. Prior to that time, Mr. DeIuliis served as Vice President Strategic Planning from April 2002 until November 2004, Director—Corporate Strategy from October 2001 until April 2002, Manager—Strategic Planning from January 2001 until October 2001 and Supervisor—Process Engineering from April 1999 until January 2001. He has been a director and Chief Executive Officer and President of CNX Gas Corporation since June 30, 2005. He resigned from his position with CONSOL Energy as of August 8, 2005.

Jack A. Holt has been Senior Vice President—Safety since November 2004. Prior to that time, Mr. Holt served as Vice President—Safety, Human Resources and Organizational Development from November 2001 until November 2004 and Vice President—Safety from June 2000 until November 2001. Mr. Holt joined CONSOL Energy in 1972.

Bart J. Hyita has been Senior Vice President—Planning and Administration since November 2005. Prior to that, Mr. Hyita served as Senior Vice President—Coal Operations from August 2005 until November 2005, Vice President—Operations Support and Planning from August 2004 until August 2005, Vice President—Coal Operations Support and Planning from March 2002 until August 2004 and Vice President—Mining Operations Support from September 2001 (when he joined CONSOL Energy) until March 2002.

Patricia A. Lang has been Vice President—Human Resources since January 2005. Prior to joining CONSOL Energy, Ms. Lang was a principal in the Pittsburgh office of Mercer Human Resource Consulting from February 2001 until January 2005.

Peter B. Lilly has been Chief Operating Officer-Coal of CONSOL Energy since October 2002. Prior to joining CONSOL Energy, Mr. Lilly served as President and Chief Executive Officer of Triton Coal Company LLC and Vulcan Coal Holdings LLC from 1998 until 2002.

William J. Lyons has been Chief Financial Officer of CONSOL Energy since February 2001. From January 1995 until February 2001, Mr. Lyons held the position of Vice President—Controller for CONSOL Energy. Mr. Lyons joined CONSOL Energy in 1976.

P. Jerome Richey has been Vice President and General Counsel since March 2005. Prior to joining CONSOL Energy, Mr. Richey, for more than five years, was a shareholder in the Pittsburgh office for the law firm of Buchanan Ingersoll PC.

Ronald E. Smith was Executive Vice President—Gas Operations, Land Resources and Engineering Services of CONSOL Energy from April 1992 until August 2005. Mr. Smith became CNX Gas Corporation’s Chief Operating Officer on June 30, 2005 (and an Executive Vice President on December 5, 2005) and resigned from his position with CONSOL Energy as of August 8, 2005. Mr. Smith joined CONSOL Energy in 1972.

William D. Stanhagen has been President of CNX Land Resources Inc. since November 2000. Prior to that time, he served as Vice President/General Manager of CONSOL Energy’s Real Estate/Land Group. Mr. Stanhagen joined CONSOL Energy in 1977.

CONSOL Energy has a written Code of Business Conduct that applies to CONSOL Energy’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and others. The Code of Business Conduct is available on CONSOL Energy’s website at www.consolenergy.com. The code is filed as Exhibit 14 to this Annual Report on Form 10-K

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information under the captions “General Information—The Board of Directors and Its Committees—Compensation of Directors,” “Executive Compensation and Stock Option Information—Compensation Committee Report or Executive Compensation,” “Executive Compensation and Stock Option Information—Executive Compensation,” “Executive Compensation and Stock Option Information—Stock Option Grants,” “Executive Compensation and Stock Option Information—Retirement Benefits,” “Executive Compensation Stock Option Information Employment Agreements,” “Executive Compensation and Stock Option Information—Chairman Agreement with Mr. Whitmire,” “Executive Compensation and Stock Option Information—Change in Control Agreements” and “Stock Performance Graph” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The following table summarizes our equity compensation plan information as of December 31, 2005. Information is included for equity compensation plans approved by CONSOL Energy shareholders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders as of 12/31/05	3,463,943	(1)	$27.9648	(2)	2,668,020	(3)

Total	3,463,943

(1)	Of this total, 3,225,157 are outstanding stock options, 237,873 are restricted stock units, and 913 are deferred stock units.
(2)	The weighted-average exercise price does not take into account the restricted stock units and deferred stock units.
(3)	Of this total, 911,201 shares are available for awards other than options.

The Equity Incentive Plan was approved prior to CONSOL Energy’s initial public offering by its then shareholders. In May 2005, the shareholders approved an amendment to the Equity Incentive Plan, including an increase in the total number of shares of common stock that can be covered by grants to a total of 9,100,000 shares.

Item 13.	Certain Relationships and Related Transactions.

The information requested by this Item is incorporated by reference to the information under the caption “Executive Compensation and Stock Option Information—Related Party Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the captions “Accountants and Audit Committee—Audit Fees,” “Accountants and Audit Committee—Audit Related Fees,” “Accountants and Audit Committee—Tax Fees,” “Accountants and Audit Committee—All Other Fees” and “Accountants and Audit Committee—Audit Committee Pre-Approval of Audit and Permissible Non-audit Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

3.1	Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-68987), filed on March 24, 1999 (“Amendment No. 2”).

3.2	Amended and Restated Bylaws dated as of July 26, 2005, incorporated by reference to Exhibit 3.2 to Form 8-K for event dated July 26, 2005, filed on August 1, 2005.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc. and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file number 001-14901), filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003 filed on November 19, 2003.

4.5	Supplemental Indenture No. 3, dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Intentionally omitted.

4.9	Intentionally omitted.

4.10	Intentionally omitted.

10.4	Intentionally omitted.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7	Intentionally omitted.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun AG and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Intentionally omitted.

10.19	Intentionally omitted.

10.20	Intentionally omitted.

10.21	Intentionally omitted.

10.22	Intentionally omitted.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

10.28	364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2002.

10.29	Intentionally omitted.

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association, incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2003.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association, incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2003.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.36	Intentionally omitted.

10.37	Intentionally omitted.

10.38	Intentionally omitted.

10.39	Intentionally omitted.

10.40	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003 filed in November 19, 2003.

10.41	Intentionally omitted.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.43	Intentionally Omitted.

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.45 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.47	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.48	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.49	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.50	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald G. Stovash, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.51	Intentionally omitted.

10.52	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.53	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc. and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004 (file no. 001-14901), filed on May 7, 2004.

10.54	Credit Agreement, dated as of June 30, 2004 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), Lasalle Bank National Association, Société Générale, New York Branch, Suntrust Bank, Citicorp North America, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.52 to Form 8-K (file no. 001-14901), filed on June 30, 2004.

10.55	CONSOL Energy Inc. Directors’ Deferred Fee Plan, effective as of July 20, 2004, incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.56	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.57	Form of Restricted Stock Unit Award Under CONSOL Energy Inc. Equity Incentive Plan, incorporated by reference to Exhibit 10.55 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.58	Agreement, dated February 14, 2005, between CONSOL Energy Inc. and P. Jerome Richey incorporated by reference to Exhibit 10.58 to Form 8-K for event dated March 1, 2005 filed on March 4, 2005.

10.59	Agreement, dated March 16, 2005, between CONSOL Energy Inc. and Stephen E. Williams incorporated by reference to Exhibit 10.59 to Form 8-K for event dated March 16, 2005 filed on March 21, 2005.

10.60	Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among CONSOL Energy Inc., the Lenders (as defined therein), the Guarantors (as defined therein), The Bank of Nova Scotia—New York Agency, Fleet National Bank, Union Bank of California, N.A., PNC Bank, National Association and Citicorp North America, Inc. incorporated by reference to Exhibit 10.60 to Form 8-K for event dated April 1, 2005 filed on April 7, 2005.

10.61	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated by the Compensation Committee and Board of Directors on March 21, 2005 and approved by the Shareholders on May 3, 2005 incorporated by reference to Exhibit 10.61 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.62	Form of CONSOL Energy Inc. Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.62 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.63	Form of Restricted Unit Award Under the CONSOL Energy Inc. Equity Incentive Plan incorporated by reference to Exhibit 10.63 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.64	Intentionally Omitted.

10.65	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.65 to Form 8-K for event dated June 3, 2005 filed on June 9, 2005.

10.66	Variable Long Term Incentive Compensation Award Letter from CONSOL Energy Inc. to J. Brett Harvey, incorporated by reference to Exhibit 10.66 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

10.67	1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.67 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.68	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.68 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.69	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.70	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.71	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.72	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.73	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.74	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.75	Amendment No. 2 to Collateral Trust Agreement dated as of April 1, 2005, incorporated by reference to Exhibit 10.75 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.76	Amendment No. 1 to Security Agreement, Pledge Agreement, Patent, Trademark and Copyright Security Agreement and Regulated Substances Certificate and Indemnity Agreement dated as of August 8, 2005, incorporated by reference to Exhibit 10.76 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.77	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.78	Intentionally omitted.

10.79	Change in Control Agreement of P. Jerome Richey, dated as of August 12, 2005, incorporated by reference to Exhibit 10.79 to the Form 8-K for the event dated August 12, 2005 filed on August 18, 2005.

10.80	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.81	Offer Letter to Ronald E. Smith, dated as of August 16, 2005, incorporated by reference to Exhibit 10.81 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.82	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K for the event dated October 7, 2005 filed on October 13, 2005.

10.83	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.83 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.84	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.85	Summary of the Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.85 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.86	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among CONSOL Energy Inc., and PNC Bank, National Association and Citicorp North America, Inc., as agents, incorporated by reference to Exhibit 10.86 to the Form 10-Q for the quarter ended September 30, 2005 filed on November 7, 2005.

10.87	Retirement Restoration Plan of CONSOL Energy Inc., as amended and restated effective October 19, 2005.

10.88	Letter Agreement, by and between CONSOL Energy Inc. and Peter B. Lilly, dated June 3, 2003, regarding Mr. Lilly’s resignation from the Board of Directors of Penn Virginia Resources, LLC and Penn Virginia Corporation.

10.89	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly.

10.93	Form of Change in Control Agreement for executive officer DeIuliis, incorporated by reference from the Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.94	Form of Change in Control Agreement for executive officer Smith, incorporated by reference from the Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct and Ethics, as amended, incorporated by reference to Exhibit 10.86 to Form 8-K for the event date October 18, 2005 filed on October 24, 2005.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of March, 2006.

CONSOL ENERGY INC.

By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 15th day of March, 2006, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JOHN L. WHITMIRE John L. Whitmire	Chairman of the Board

/s/ J. BRETT HARVEY J. Brett Harvey	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM J. LYONS William J. Lyons	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/s/ PATRICIA A. HAMMICK Patricia A. Hammick	Director

/s/ JAMES E. ALTMEYER, SR. James E. Altmeyer, Sr.	Director

/s/ WILLIAM E. DAVIS William E. Davis	Director

/s/ WILLIAM P. POWELL William P. Powell	Director

/s/ JOSEPH T. WILLIAMS Joseph T. Williams	Director

/s/ RAJ K. GUPTA Raj K. Gupta	Director

/s/ DAVID C. HARDESTY David C. Hardesty	Director

EXHIBIT INDEXES:

3.1	Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-68987), filed on March 24, 1999 (“Amendment No. 2”).

3.2	Amended and Restated Bylaws dated as of July 26, 2005, incorporated by reference to Exhibit 3.2 to Form 8-K for event dated July 26, 2005, filed on August 1, 2005.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc. and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file number 001-14901), filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003 filed on November 19, 2003.

4.5	Supplemental Indenture No. 3, dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Intentionally omitted.

4.9	Intentionally omitted.

4.10	Intentionally omitted.

10.4	Intentionally omitted.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7	Intentionally omitted.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun AG and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Intentionally omitted.

10.19	Intentionally omitted.

10.20	Intentionally omitted.

10.21	Intentionally omitted.

10.22	Intentionally omitted.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

10.28	364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2002.

10.29	Intentionally omitted.

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association, incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2003.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association, incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2003.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.36	Intentionally omitted.

10.37	Intentionally omitted.

10.38	Intentionally omitted.

10.39	Intentionally omitted.

10.40	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003 filed in November 19, 2003.

10.41	Intentionally omitted.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.43	Intentionally Omitted

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.45 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.47	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.48	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.49	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.50	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald G. Stovash, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.51	Intentionally omitted.

10.52	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.53	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc. and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004 (file no. 001-14901), filed on May 7, 2004.

10.54

Credit Agreement, dated as of June 30, 2004 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), Lasalle Bank National Association, Société Générale, New York Branch, Suntrust Bank, Citicorp North America, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.52 to Form

8-K (file no. 001-14901), filed on June 30, 2004.

10.55	CONSOL Energy Inc. Directors’ Deferred Fee Plan, effective as of July 20, 2004, incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.56	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.57	Form of Restricted Stock Unit Award Under CONSOL Energy Inc. Equity Incentive Plan, incorporated by reference to Exhibit 10.55 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.58	Agreement, dated February 14, 2005, between CONSOL Energy Inc. and P. Jerome Richey incorporated by reference to Exhibit 10.58 to Form 8-K for event dated March 1, 2005 filed on March 4, 2005.

10.59	Agreement, dated March 16, 2005, between CONSOL Energy Inc. and Stephen E. Williams incorporated by reference to Exhibit 10.59 to Form 8-K for event dated March 16, 2005 filed on March 21, 2005.

10.60	Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among CONSOL Energy Inc., the Lenders (as defined therein), the Guarantors (as defined therein), The Bank of Nova Scotia—New York Agency, Fleet National Bank, Union Bank of California, N.A., PNC Bank, National Association and Citicorp North America, Inc. incorporated by reference to Exhibit 10.60 to Form 8-K for event dated April 1, 2005 filed on April 7, 2005.

10.61	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated by the Compensation Committee and Board of Directors on March 21, 2005 and approved by the Shareholders on May 3, 2005 incorporated by reference to Exhibit 10.61 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.62	Form of CONSOL Energy Inc. Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.62 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.63	Form of Restricted Unit Award Under the CONSOL Energy Inc. Equity Incentive Plan incorporated by reference to Exhibit 10.63 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.64	Intentionally Omitted.

10.65	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.65 to Form 8-K for event dated June 3, 2005 filed on June 9, 2005.

10.66	Variable Long Term Incentive Compensation Award Letter from CONSOL Energy Inc. to J. Brett Harvey, incorporated by reference to Exhibit 10.66 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

10.67	1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.67 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.68	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.68 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.69	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.70	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.71	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.72	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.73	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.74	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.75	Amendment No. 2 to Collateral Trust Agreement dated as of April 1, 2005, incorporated by reference to Exhibit 10.75 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.76	Amendment No. 1 to Security Agreement, Pledge Agreement, Patent, Trademark and Copyright Security Agreement and Regulated Substances Certificate and Indemnity Agreement dated as of August 8, 2005, incorporated by reference to Exhibit 10.76 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.77	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.78	Intentionally omitted.

10.79	Change in Control Agreement of P. Jerome Richey, dated as of August 12, 2005, incorporated by reference to Exhibit 10.79 to the Form 8-K for the event dated August 12, 2005 filed on August 18, 2005.

10.80	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.81	Offer Letter to Ronald E. Smith, dated as of August 16, 2005, incorporated by reference to Exhibit 10.81 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.82	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K for the event dated October 7, 2005 filed on October 13, 2005.

10.83	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.83 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.84	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.85	Summary of the Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.85 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.86	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among CONSOL Energy Inc., and PNC Bank, National Association and Citicorp North America, Inc., as agents, incorporated by reference to Exhibit 10.86 to the Form 10-Q for the quarter ended September 30, 2005 filed on November 7, 2005.

10.87	Retirement Restoration Plan of CONSOL Energy Inc., as amended and restated effective October 19, 2005.

10.88	Letter Agreement, by and between CONSOL Energy Inc. and Peter B. Lilly, dated June 3, 2003, regarding Mr. Lilly’s resignation from the Board of Directors of Penn Virginia Resources, LLC and Penn Virginia Corporation.

10.89	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly.

10.93	Form of Change in Control Agreement for executive officer DeIuliis, incorporated by reference from the Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.94	Form of Change in Control Agreement for executive officer Smith, incorporated by reference from the Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct and Ethics, as amended, incorporated by reference to Exhibit 10.86 to Form 8-K for the event date October 18, 2005 filed on October 24, 2005.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.