Form 10-Q
period 2006-03-31
CONSOL ENERGY INC
filed 2006-05-08
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-14901

CONSOL ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 Washington Road Pittsburgh, Pennsylvania	15241
(Address of principal executive offices)	(Zip Code)

(412) 831-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 21, 2006
Common stock, $0.01 par value	91,596,611

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Sales—Outside	$871,591	$730,588
Sales—Purchased Gas	35,768	31,719
Freight—Outside	37,079	30,124
Other Income	41,450	24,557

Total Revenue and Other Income	985,888	816,988
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	549,550	518,977
Purchased Gas Costs	36,181	31,931
Freight Expense	37,079	30,124
Selling, General and Administrative Expense	20,080	16,389
Depreciation, Depletion and Amortization	71,816	63,379
Interest Expense	5,853	6,924
Taxes Other Than Income	72,000	59,577

Total Costs	792,559	727,301

Earnings Before Income Taxes and Minority Interest	193,329	89,687
Income Taxes	60,387	14,475

Earnings Before Minority Interest	132,942	75,212
Minority Interest	(8,496)	—

Net Income	$124,446	$75,212

Basic Earnings Per Share	$1.35	$0.83

Dilutive Earnings Per Share	$1.33	$0.82

Weighted Average Number of Common Shares Outstanding:
Basic	92,134,693	90,943,236

Dilutive	93,336,637	92,059,791

Dividends Paid Per Share	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) MARCH 31, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$303,037	$340,640
Accounts and Notes Receivable:
Trade	312,841	276,277
Other Receivables	22,947	23,340
Inventories	159,127	140,976
Deferred Income Taxes	143,845	152,730
Prepaid Expenses	69,236	64,537

Total Current Assets	1,011,033	998,500
Property, Plant and Equipment:
Property, Plant and Equipment	7,274,054	7,096,660
Less—Accumulated Depreciation, Depletion and Amortization	3,629,359	3,561,897

Total Property, Plant and Equipment—Net	3,644,695	3,534,763
Other Assets:
Deferred Income Taxes	358,025	367,228
Investment in Affiliates	52,142	52,261
Other	130,707	134,900

Total Other Assets	540,874	554,389

TOTAL ASSETS	$5,196,602	$5,087,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$179,364	$197,375
Current Portion of Long-Term Debt	11,567	4,629
Accrued Income Taxes	35,023	17,557
Other Accrued Liabilities	547,756	584,361

Total Current Liabilities	773,710	803,922
Long-Term Debt:
Long-Term Debt	432,621	438,367
Capital Lease Obligations	37,018	—

Total Long-Term Debt	469,639	438,367
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,595,656	1,592,907
Pneumoconiosis Benefits	407,377	411,022
Mine Closing	362,889	356,776
Workers’ Compensation	136,297	134,759
Deferred Revenue	23,023	27,343
Salary Retirement	41,513	33,703
Reclamation	31,400	32,183
Other	133,772	137,870

Total Deferred Credits and Other Liabilities	2,731,927	2,726,563
Minority Interest	108,361	93,444

Total Liabilities and Minority Interest	4,083,637	4,062,296
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 92,562,995 Issued and 91,468,338 Outstanding at March 31, 2006; 92,525,412 Issued and Outstanding at December 31, 2005	926	925
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	906,536	884,241
Retained Earnings	363,607	252,109
Other Comprehensive Loss	(87,784)	(105,162)
Unearned Compensation on Restricted Stock Units	—	(6,757)
Common Stock in Treasury, at Cost—1,094,657 Shares at March 31, 2006 and -0- Shares at December 31, 2005	(70,320)	—

Total Stockholders’ Equity	1,112,965	1,025,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,196,602	$5,087,652

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2005	$925	$884,241	$252,109	$(105,162)	$(6,757)	$—	$1,025,356

(Unaudited)
Net Income	—	—	124,446	—	—	—	124,446
Treasury Rate Lock (Net of $13 tax)	—	—	—	(20)	—	—	(20)
Minority Interest in Other Comprehensive Income and Stock-based Compensation	—	(1,996)	—	(3,954)	—	—	(5,950)
Gas Cash Flow Hedge (Net of ($13,669) tax)	—	—	—	21,352	—	—	21,352

Comprehensive Income (Loss)	—	(1,996)	124,446	17,378	—	—	139,828
Issuance of Treasury Stock	—	(3,734)	—	—	—	6,783	3,049
Purchases of Treasury Stock	—	—	—	—	—	(77,103)	(77,103)
Stock Options Exercised	1	1,361	—	—	—	—	1,362
Tax Benefit from Stock-Based Compensation	—	31,220	—	—	—	—	31,220
Amortization of Stock-Based Compensation Awards	—	2,201	—	—	—	—	2,201
Elimination of Unearned Compensation on Restricted Stock Units	—	(6,757)	—	—	6,757	—	—
Dividends ($.14 per share)	—	—	(12,948)	—	—	—	(12,948)

Balance—March 31, 2006	$926	$906,536	$363,607	$(87,784)	$—	$(70,320)	$1,112,965

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net Income	$124,446	$75,212
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	71,816	63,379
Stock-based Compensation	2,671	440
(Gain) on the Sale of Assets	(914)	(1,933)
Change in Minority Interest	8,496	—
Amortization of Mineral Leases	1,322	2,518
Deferred Income Taxes	(3,390)	708
Equity in Earnings of Affiliates	(106)	(1,986)
Changes in Operating Assets:
Accounts Receivable Securitization	—	(10,000)
Accounts and Notes Receivable	(33,621)	(57,478)
Inventories	(17,247)	(22,575)
Prepaid Expenses	(5,374)	(7,061)
Changes in Other Assets	4,647	3,851
Changes in Operating Liabilities:
Accounts Payable	(19,329)	(4,685)
Other Operating Liabilities	6,479	42,233
Changes in Other Liabilities	12,778	13,568
Other	(198)	(507)

Net Cash Provided by Operating Activities	152,476	95,684

Investing Activities:
Capital Expenditures	(145,102)	(56,869)
Acquisition of Mon River Towing & J.A.R. Barge	(24,750)	—
Additions to Mineral Leases	(3,002)	(3,512)
(Increase) in Restricted Cash	—	(15,000)
Net Investment in Equity Affiliates	225	(5,807)
Proceeds from Sales of Assets	37,121	2,250

Net Cash Used in Investing Activities	(135,508)	(78,938)

Financing Activities:
Payments on Miscellaneous Borrowings	(151)	(47)
Payments on Revolver	—	(1,700)
Tax Benefit from Stock-Based Compensation	31,220	—
Dividends Paid	(12,948)	(12,689)
Issuance of Treasury Stock	3,049	12,527
Purchases of Treasury Stock	(77,103)	—
Stock Options Exercised	1,362	—

Net Cash Used in Financing Activities	(54,571)	(1,909)

Net (Decrease) Increase in Cash and Cash Equivalents	(37,603)	14,837
Cash and Cash Equivalents at Beginning of Period	340,640	6,422

Cash and Cash Equivalents at End of Period	$303,037	$21,259

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2005 included in CONSOL Energy’s Form 10-K.

Certain reclassifications of 2005 data have been made to conform to the three months ended March 31, 2006 classifications.

Effective January 1, 2006, CONSOL Energy adopted Emerging Issues Task Force on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single non-monetary transaction subject to the fair value exception of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same party are treated as one if they are entered into in contemplation of each other. In accordance with EITF 04-13, CONSOL Energy has applied this accounting to new or modified agreements after January 1, 2006. Previously, these transactions were recorded on a gross basis. The adoption of EITF 04-13 did not have an impact on net income or cash flows.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CONSOL Energy recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees”, (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CONSOL Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with SFAS 123R. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity was used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 27,235 shares of common stock were outstanding for the three month period ended March 31, 2006, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were no options to purchase shares of common stock outstanding for the three month period ended March 31, 2005 that were not included in the computation of diluted earnings per share.

The computations for basic and diluted earnings per share from continuing operations are as follows:

	For the Three Months Ended March 31,
	2006	2005
Net Income	$124,446	$75,212

Average shares of common stock outstanding:
Basic	92,134,693	90,943,236
Effect of stock options	1,201,944	1,116,555

Diluted	93,336,637	92,059,791

Earnings per share:
Basic	$1.35	$0.83

Diluted	$1.33	$0.82

NOTE 2—ACQUISITIONS:

On March 28, 2006, CONSOL Energy, through a subsidiary, completed a sale/lease-back of longwall equipment. Cash proceeds from the sale were $36,363 which was equal to our basis in the equipment. Accordingly, no gain or loss was recorded on the transaction. The lease has been accounted for as a capital lease. The lease term is five years.

On January 19, 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LP, from The Guttman Group for a cash payment of $24,750. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal, annually. Mon River Towing transports petroleum products, coal, limestone and other bulk commodities to various locations along the navigable rivers of Pennsylvania, Ohio, West Virginia and Kentucky. J.A.R. Barge Line charters motor vessels and barges to other river transportation firms along the inland waterways. CONSOL Energy expects to continue to provide these business services through its river and dock operations.

On March 30, 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy was $10,159. Southern West Virginia Energy, LLC through its subsidiary will mine low sulfur bituminous coal. The acquisition was accounted for under the equity method of accounting in the period ending March 31, 2005. In the period ending September 30, 2005, after all agreements were substantially completed, the acquisition was fully consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

NOTE 3—STOCK-BASED COMPENSATION:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the plan have been approved by the Board of Directors since the commencement of the plan, and the total number of shares of common stock that can be covered by grants at March 31, 2006 is 9,100,000 of which 1,300,000 are available for issuance of awards other than stock options. No award of stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

The total stock-based compensation expense was $2,201 for the three months ended March 31, 2006 and the related deferred tax benefit totaled $856. Prior to January 1, 2006, CONSOL Energy accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, CONSOL Energy provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of SFAS No. 123” (SFAS 148), as if the fair value method defined by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) had been applied to its stock-based compensation.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes the compensation costs for shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting SFAS 123R, pretax income and net income for the three months ended March 31, 2006 was $1,437 and $878 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three months ended March 31, 2005, had CONSOL Energy applied the fair value recognition provisions of SFAS 123, as follows:

Three Months Ended March 31, 2005
Net income as reported	$75,212
Add: Stock-based compensation due to change in vesting period	735
Add: Stock-based compensation expense for restricted stock units	440
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(2,276)

Pro forma net income	$74,111

Earnings per share:
Basic—as reported	$0.83

Basic—pro forma	$0.81

Diluted—as reported	$0.82

Diluted—pro forma	$0.81

As a result of SFAS 123R, CONSOL Energy reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that a combination of historical and implied volatility is a better indicator of expected volatility and future stock price trends than solely historical volatility. Therefore, expected volatility for the quarter ended March 31, 2006 was based on a combination of historical and market-based implied volatility.

As part of its SFAS 123R adoption, CONSOL Energy also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations. CONSOL Energy used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in years of the two employee populations. The expected life computation is based upon historical exercise patterns and post-vesting termination behavior of the populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

For the Three Months Ended March 31, 2006
Weighted average fair value of grants	$23.74
Risk-free interest rate	4.7%
Dividend yield	0.9%
Expected volatility	41.5%
Expected life in years	5.6

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

There were no awards granted during the three months ended March 31, 2005. Therefore, there are no applicable assumptions for this period.

Option activity under the option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	3,225,157	$27.96
Granted	23,992	65.38
Exercised	(138,926)	31.75
Forfeited	(11,560)	32.43

Outstanding at March 31, 2006	3,098,663	$28.07	7.25	$142,842

Vested and expected to vest at March 31, 2006	3,098,663	$28.07	7.25	$142,842

Exercisable at March 31, 2006	1,633,021	$26.06	6.61	$78,544

These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 2,471,029 stock options outstanding under this plan. Additionally there are 558,136 employee stock options outstanding which are fully vested. These stock options had vesting terms ranging from six months to one year. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 69,498 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy’s closing stock price on the last trading day of the three months ended March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of CONSOL Energy’s stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $5,348. Total pre-tax fair value of options vested was $54 for the three months ended March 31, 2006.

Cash received from option exercises in the three months ended March 31, 2006 was $4,411. The windfall tax benefit realized for the tax deduction from option exercises totaled $31,220 for the three months ended March 31, 2006. As of March 31, 2006, $17,911 of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.54 years.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Under the equity incentive plan, CONSOL Energy granted certain employees restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. A total of 247,037 restricted stock units were outstanding at March 31, 2006, vesting over a weighted average remaining period of 2.24 years. Compensation expense will be recognized over the vesting period of the units. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	238,786	$36.91
Granted	8,251	65.57

Nonvested at March 31, 2006	247,037	$37.91

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$3,952	$5,539	$2,523	$3,175
Interest cost	7,062	7,255	32,416	34,854
Expected return on plan assets	(6,531)	(5,114)	—	—
Amortization of prior service costs (credit)	(271)	54	(14,155)	(1,843)
Recognized net actuarial loss	4,171	4,851	16,076	11,602

Net periodic benefit cost	$8,383	$12,585	$36,860	$47,788

As of March 31, 2006, $524 has been paid to the pension plan. CONSOL Energy presently anticipates contributing a total of $52,119 to the pension plan in 2006.

We do not expect to contribute to the other post employment benefit plan in 2006. We intend to pay benefit claims as they become due. As of March 31, 2006, $30,561 of other post employment benefits have been paid.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$1,490	$948	$7,574	$7,162
Interest cost	3,017	2,991	2,092	2,072
Amortization of actuarial gain	(5,462)	(5,652)	(692)	(940)
State administrative fees and insurance bond premiums	—	—	1,618	5,907
Legal and administrative costs	675	675	872	969

Net periodic (benefit) cost	$(280)	$(1,038)	$11,464	$15,170

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

CONSOL Energy does not expect to contribute to the CWP plan in 2006. We intend to pay benefit claims as they become due. For the three months ended March 31, 2006, $2,494 of CWP benefits have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2006. We intend to pay benefit claims as they become due. For the three months ended March 31, 2006, $13,348 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 6—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2006		2005
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$67,665	35.0%	$31,391	35.0%
Excess tax depletion	(15,494)	(8.0)	(15,794)	(17.6)
Improvement and Modernization Act of 2003	—	—	(2,996)	(3.3)
Net Effect of state tax	8,860	4.6	2,188	2.4
Other	(644)	(0.4)	(314)	(0.4)

Income Tax Expense/Effective Rate	$60,387	31.2%	$14,475	16.1%

The effective tax rate for the three months ended March 31, 2006 and 2005 was calculated using the annual effective rate projection on recurring earnings.

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	March 31, 2006	December 31, 2005
Coal	$66,485	$52,853
Merchandise for resale	18,314	16,995
Supplies	74,328	71,128

Total Inventories	$159,127	$140,976

NOTE 8—ACCOUNTS RECEIVABLE SECURITIZATION

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

March 31, 2006

(Dollars in thousands, except per share data)

The receivables facility allows CONSOL Energy to receive on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $130 and $1,092 for the three months ended March 31, 2006 and 2005, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility was scheduled to expire in April 2006, but has been extended for one year.

At March 31, 2006 and December 31, 2005, eligible accounts receivable totaled approximately $134,600 and $116,100, respectively. The subordinated retained interest approximated $134,600 and $116,100 at March 31, 2006 and December 31, 2005, respectively. No accounts receivable were removed from the consolidated balance sheet at March 31, 2006 because CONSOL Energy retained the total eligible accounts receivable. A reduction of $10,000 in the accounts receivable securitization program for the three months ended March 31, 2005 was reflected in cash flows from operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2006 were a discount rate of 3.91% and an estimated life of 32 days. At March 31, 2006 an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $47 and $94, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	MARCH 31, 2006	DECEMBER 31, 2005
Plant & equipment	$4,135,366	$4,020,837
Coal properties and surface lands	1,095,118	1,079,202
Airshafts	814,869	789,270
Mine development	422,126	404,771
Leased Coal Lands	449,856	449,587
Advance Mining Royalties	356,719	352,993

Total Gross	7,274,054	7,096,660
Less: Accumulated depreciation, depletion and amortization	3,629,359	3,561,897

Total net property, plant and equipment	$3,644,695	$3,534,763

NOTE 10—CREDIT FACILITY:

CONSOL Energy has a five-year, $750,000 revolving credit facility. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. As a result of entering into a five-year, $200,000 credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and are also guarantors of the 7.875% notes. Collateral is shared equally and ratably with the holders of

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.24 to 1.00 at March 31, 2006. The facility also includes an interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 29.46 to 1.00 at March 31, 2006. At March 31, 2006, the $750,000 facility had no borrowings outstanding and $379,973 of letters of credit outstanding, leaving $370,027 of capacity available for borrowings and the issuance of letters of credit.

The $200,000 credit agreement for CNX Gas is unsecured, however it does contain a negative pledge provision restricting CNX Gas assets from being used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.00 to 1.0 at March 31, 2006. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio was met at March 31, 2006. At March 31, 2006, the CNX Gas credit agreement had no borrowings outstanding and $16,847 of letters of credit outstanding, leaving $183,153 of capacity available for borrowings and the issuance of letters of credit.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,507 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three months ended March 31, 2006 and the year ended December 31, 2005, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

March 31, 2006

(Dollars in thousands, except per share data)

aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At the time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of remedial action including payment of EPA’s past and future costs, is approximately $20,000. CONSOL Energy’s interim allocation among the participating PRPs is 46%. Accordingly, CONSOL Energy has recognized a $9,200 liability, of which $3,000 was recognized prior to December 31, 2005. This liability is included in other accrued liabilities. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $5,200. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges, $1,626 of which has been recognized in the three months ended March 31, 2006. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve to eighteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs thereof were also weakening its financial condition, and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. It is anticipated that the plaintiff will seek class certification. CONSOL Energy management believes these claims are without merit and have a remote chance of being awarded, accordingly, we have not accrued any liability associated with these claims.

Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against us which is presently pending in the U.S. District Court for the Western District of Virginia. The action related to untreated water in connection with mining activities at our Buchanan Mine being deposited in the void spaces of nearby mines. The plaintiffs are seeking to stop us from depositing

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

any additional water in these areas, to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. We believe we had, and continue to have, the right to store water in these areas. We have denied liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to these claims. However, it is reasonably possible that payments in the future with respect to this pending claim may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

On September 16, 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. The mine resumed production on December 13, 2005. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. Insurance recovery for business interruption of $21,396 was received for this incident in the three months ended March 31, 2006, and accordingly was recognized as other income. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carriers.

In February 2005, CONSOL Energy’s Buchanan Mine, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs related to the fire of approximately $13,600, net of recognized insurance recovery, were incurred for the three months ended March 31, 2005. Costs to CONSOL Energy were primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated statement of income. In the year ended December 31, 2005, CONSOL Energy has received $31,585 of insurance proceeds related to this incident. No receivables related to this incident were remaining at March 31, 2006 or December 31, 2005. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carriers.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 were reflected in Other Receivables at March 31, 2006 and December 31, 2005. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of our refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. We received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refunds of taxes for the period 1991 through 1993. CONSOL Energy has a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at March 31, 2006 and December 31, 2005. We also have a payable of $1,914 related to this claim classified in Other Liabilities at March 31, 2006 and December 31, 2005. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. CONSOL Energy believes the refund claim will be collected, although there can be no assurance that we will obtain any interest on the claim.

In 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, which was $15,000, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy water treatment obligations. The financial assurances were provided and the money was released to CONSOL Energy subsequent to March 31, 2005. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the three months ended March 31, 2005.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

At March 31, 2006, CONSOL Energy and certain subsidiaries have provided the following financial guarantees. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$289,837	$289,837	$—	$—	$—
Environmental	76,136	76,136	—	—	—
Gas	16,847	16,847	—	—	—
Other	14,000	14,000	—	—	—

Total Letters of Credit	$396,820	$396,820	$—	$—	$—

Surety Bonds:
Employee-Related	$245,501	$225,001	$20,500	$—	$—
Environmental	248,285	234,901	13,349	2	33
Gas	690	630	60	—	—
Other	7,832	7,076	742	14	—

Total Surety Bonds	$502,308	$467,608	$34,651	$16	$33

Guarantees:
Coal	$168,109	$82,243	$45,049	$31,238	$9,579
Gas	148,306	105,067	28,572	6,374	8,293
Other	94,838	31,319	45,269	13,578	4,672

Total Guarantees	$411,253	$218,629	$118,890	$51,190	$22,544

Total Commitments	$1,310,381	$1,083,057	$153,541	$51,206	$22,577

Employee-related financial guarantees have primarily been extended to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been extended to support various performance bonds related to reclamation and other environmental issues. Gas financial guarantees have primarily been provided to support various performance bonds related to land usage and restorative issues. Other contingent liabilities have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business.

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

March 31, 2006

(Dollars in thousands, except per share data)

Current and Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy’s current incremental borrowing rates for similar types of borrowing arrangements.

Capital Leases: The fair value of long-term capital leases are estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	March 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$303,037	$303,037	$340,640	$340,640
Long-term debt	$(444,188)	$(461,052)	$(442,996)	$(468,701)
Capital leases	$(37,018)	$(37,018)	$—	$—

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three months ended March 31, 2006, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three months ended March 31, 2006, Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three months ended March 31, 2006, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The 2005 segment information was restated to conform to the 2006 presentation. Gas royalty income, gas miscellaneous revenues and expenses and various gas assets previously reported within Coal and All Other segments are now included in the gas segment.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Industry segment results for the three months ended March 31, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$501,470	$66,639	$86,748	$66,036	$720,893	$104,402	$46,296	$—	$871,591
Sales—purchased gas	—	—	—	—	—	35,768	—	—	35,768
Freight—outside	—	—	—	37,079	37,079	—	—	—	37,079
Intersegment transfers	—	—	—	—	—	1,411	36,037	(37,448)	—

Total Sales and Freight	$501,470	$66,639	$86,748	$103,115	$757,972	$141,581	$82,333	$(37,448)	$944,438

Earnings (Loss) Before Income Taxes	$95,870	$7,003	$42,808	$(14,830)	$130,851	$73,526	$2,654	$(13,702)	$193,329	(A)

Segment asset					$3,332,037	$944,330	$177,776	$742,459	$5,196,602	(B)

Depreciation, depletion and amortization					$58,564	$8,904	$4,348	$—	$71,816

Capital Expenditures (including acquisitions)					$100,702	$40,177	$28,973	$—	$169,852

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $147 and ($41) for Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $49,450 and $2,692 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended March 31, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$456,392	$55,693	$71,110	$47,317	$630,512	$71,310	$28,766	$—	$730,588
Sales—purchased gas	—	—	—	—	—	31,719	—	—	31,719
Freight—outside	—	—	—	30,124	30,124	—	—	—	30,124
Intersegment transfers	—	—	—	—	—	512	27,252	(27,764)	—

Total Sales and Freight	$456,392	$55,693	$71,110	$77,441	$660,636	$103,541	$56,018	$(27,764)	$792,431

Earnings (Loss) Before Income Taxes	$88,520	$(5,996)	$25,426	$(38,071)	$69,879	$42,619	$(4,693)	$(18,118)	$89,687	(C)

Segment asset					$2,841,272	$744,928	$183,294	$545,721	$4,315,215	(D)

Depreciation, depletion and amortization					$50,886	$9,100	$3,393	$—	$63,379

Capital Expenditures					$45,027	$10,767	$1,075	$—	$56,869

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of ($179) and $2,165 for Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $16,360, $50,942 and $2,476 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2006	2005
Segment earnings before income taxes for total reportable business segments	$204,377	$112,498
Segment earnings (loss) before income taxes for all other businesses	2,654	(4,693)
Incentive compensation (A)	(5,845)	(6,261)
Compensation from restricted stock unit grants (A)	(2,201)	(1,178)
Interest income (expense), net and other non-operating activity (A)	(5,656)	(10,679)

Earnings Before Income Taxes	$193,329	$89,687

Total Assets:
Segment assets for total reportable business segments	$4,276,367	$3,586,200
Segment assets for all other businesses	177,776	183,294
Items excluded from segment assets:
Cash and other investments (A)	238,577	21,937
Restricted Cash	—	15,000
Deferred tax assets	501,870	504,900
Recoverable income taxes	—	1,253
Intangible asset—overfunded pension plan	—	248
Bond issuance costs	2,012	2,383

Total Consolidated Assets	$5,196,602	$4,315,215

(A)	Excludes amounts specifically related to the gas segment.

NOTE 14—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent and a guarantor subsidiary manage several assets and liabilities of all of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended March 31, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$823,503	$50,062	$(1,974)	$871,591
Sales—Purchased Gas	—	35,768	—	—	35,768
Freight—Outside	—	37,079	—	—	37,079
Other Income (including equity earnings)	119,163	29,749	8,342	(115,804)	41,450

Total Revenue and Other Income	119,163	926,099	58,404	(117,778)	985,888
Cost of Goods Sold and Other Operating Charges	8,850	487,251	10,193	43,256	549,550
Purchased Gas Costs	—	36,181	—	—	36,181
Related Party Activity	(2,328)	3,617	36,397	(37,686)	—
Freight Expense	—	37,079	—	—	37,079
Selling, General and Administrative Expense	—	18,972	1,108	—	20,080
Depreciation, Depletion and Amortization	1,652	69,822	2,342	(2,000)	71,816
Interest Expense	5,045	808	—	—	5,853
Taxes Other Than Income	1,673	68,074	2,253	—	72,000

Total Costs	14,892	721,804	52,293	3,570	792,559

Earnings (Loss) Before Income Taxes	104,271	204,295	6,111	(121,348)	193,329
Income Tax Expense (Benefit)	(20,175)	77,865	2,697	—	60,387

Earnings (Loss) before Minority Interest	124,446	126,430	3,414	(121,348)	132,942
Minority Interest	—	8,496	—	—	8,496

Net Income (Loss)	$124,446	$117,934	$3,414	$(121,348)	$124,446

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Balance Sheet for March 31, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$225,247	$65,660	$12,130	$—	$303,037
Accounts and Notes Receivable:
Trade	—	35,732	277,109	—	312,841
Other	3,487	16,405	3,055	—	22,947
Inventories	—	139,010	20,117	—	159,127
Deferred Income Taxes	143,845	—	—	—	143,845
Prepaid Expenses	12,322	55,899	1,015	—	69,236

Total Current Assets	384,901	312,706	313,426	—	1,011,033
Property, Plant and Equipment:
Property, Plant and Equipment	77,306	7,116,722	80,026	—	7,274,054
Less-Accumulated Depreciation, Depletion and Amortization	39,649	3,566,103	23,607	—	3,629,359

Property, Plant and Equipment—Net	37,657	3,550,619	56,419	—	3,644,695
Other Assets:
Deferred Income Taxes	358,025	—	—	—	358,025
Investment in Affiliates	2,395,679	1,196,214	—	(3,539,751)	52,142
Other	25,373	77,932	27,402	—	130,707

Total Other Assets	2,779,077	1,274,146	27,402	(3,539,751)	540,874

Total Assets	$3,201,635	$5,137,471	$397,247	$(3,539,751)	$5,196,602

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$151,309	$25,199	$2,856	$—	$179,364
Accounts Payable (Recoverable)-Related Parties	1,479,608	(1,782,733)	303,125	—	—
Current Portion of Long-Term Debt	—	9,900	1,667	—	11,567
Accrued Income Taxes	35,023	—	—	—	35,023
Other Accrued Liabilities	96,925	441,448	9,383	—	547,756

Total Current Liabilities	1,762,865	(1,306,186)	317,031	—	773,710
Long-Term Debt:
Long-Term Debt	248,778	171,510	12,333	—	432,621
Capital Lease Obligations	—	37,018	—	—	37,018

Total Long-Term Debt	248,778	208,528	12,333	—	469,639
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,595,656	—	—	1,595,656
Pneumoconiosis Benefits	—	407,377	—	—	407,377
Mine Closing	—	352,067	10,822	—	362,889
Workers’ Compensation	—	136,297	—	—	136,297
Deferred Revenue	—	23,023	—	—	23,023
Salary Retirement	41,513	—	—	—	41,513
Reclamation	—	5,788	25,612	—	31,400
Other	35,514	85,444	12,814	—	133,772

Total Deferred Credits and Other Liabilities	77,027	2,605,652	49,248	—	2,731,927
Minority Interest	—	108,361	—	—	108,361

Total Liabilities and Minority Interest	2,088,670	1,616,355	378,612	—	4,083,637
Stockholders’ Equity	1,112,965	3,521,116	18,635	(3,539,751)	1,112,965

Total Liabilities and Stockholders’ Equity	$3,201,635	$5,137,471	$397,247	$(3,539,751)	$5,196,602

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(26,808)	$176,227	$3,057	$—	$152,476
Cash Flows from Investing Activities:
Capital Expenditures	$(2,120)	$(139,874)	$(3,108)	$—	$(145,102)
Acquisition of Mon River Towing and J.A.R. Barge Lines	—	(24,750)	—	—	(24,750)
Investment in Equity Affiliates	—	225	—	—	225
Other Investing Activities	—	34,119	—	—	34,119

Net Cash Used in Investing Activities	$(2,120)	$(130,280)	$(3,108)	$—	$(135,508)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	$(77,103)	$—	$—	$—	$(77,103)
Tax Benefit from Stock-Based Compensation	31,220	—	—	—	31,220
Dividends Paid	(12,948)	—	—	—	(12,948)
Other Financing Activities	4,400	(140)	—	—	4,260

Net Cash (Used in) Financing Activities	$(54,431)	$(140)	$—	$—	$(54,571)

Income Statement for the Three Months Ended March 31, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$707,126	$23,462	$—	$730,588
Sales—Purchased Gas	—	31,719	—	—	31,719
Freight—Outside	—	30,124	—	—	30,124
Other Income (including equity earnings)	86,833	17,447	6,247	(85,970)	24,557

Total Revenue and Other Income	86,833	786,416	29,709	(85,970)	816,988
Cost of Goods Sold and Other Operating Charges	10,445	491,688	52,487	(35,643)	518,977
Purchased Gas Costs	—	31,931	—	—	31,931
Related Party Activity	(1,115)	(16,147)	(25,364)	42,626	—
Freight Expense	—	30,124	—	—	30,124
Selling, General and Administrative Expense	—	16,161	228	—	16,389
Depreciation, Depletion and Amortization	1,522	63,457	255	(1,855)	63,379
Interest Expense	5,419	1,505	—	—	6,924
Taxes Other Than Income	1,663	57,435	479	—	59,577

Total Costs	17,934	676,154	28,085	5,128	727,301

Earnings (Loss) Before Income Taxes	68,899	110,262	1,624	(91,098)	89,687
Income Tax Expense (Benefit)	(6,313)	20,220	568	—	14,475

Net Income (Loss)	$75,212	$90,042	$1,056	$(91,098)	$75,212

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$308,606	$20,353	$11,681	$—	$340,640
Accounts and Notes Receivable:
Trade	—	41,121	235,156	—	276,277
Other	5,737	14,318	3,285	—	23,340
Inventories	—	121,527	19,449	—	140,976
Deferred Income Taxes	152,730	—	—	—	152,730
Prepaid Expenses	4,340	54,072	6,125	—	64,537

Total Current Assets	471,413	251,391	275,696	—	998,500
Property, Plant and Equipment:
Property, Plant and Equipment	79,359	6,939,949	77,352	—	7,096,660
Less-Accumulated Depreciation, Depletion and Amortization	41,226	3,499,157	21,514	—	3,561,897

Property, Plant and Equipment—Net	38,133	3,440,792	55,838	—	3,534,763
Other Assets:
Deferred Income Taxes	367,228	—	—	—	367,228
Investment in Affiliates	2,197,768	1,133,645	—	(3,279,152)	52,261
Other	33,875	75,569	25,456	—	134,900

Total Other Assets	2,598,871	1,209,214	25,456	(3,279,152)	554,389

Total Assets	$3,108,417	$4,901,397	$356,990	$(3,279,152)	$5,087,652

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$161,405	$15,361	$20,609	$—	$197,375
Accounts Payable (Recoverable)-Related Parties	1,478,439	(1,731,002)	252,563	—	—
Current Portion of Long-Term Debt	—	3,462	1,167	—	4,629
Accrued Income Taxes	17,557	—	—	—	17,557
Other Accrued Liabilities	107,584	468,793	7,984	—	584,361

Total Current Liabilities	1,764,985	(1,243,386)	282,323	—	803,922
Long-Term Debt	248,727	176,807	12,833	—	438,367
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,592,907	—	—	1,592,907
Pneumoconiosis Benefits	—	411,022	—	—	411,022
Mine Closing	—	346,051	10,725	—	356,776
Workers’ Compensation	71	134,703	(15)	—	134,759
Deferred Revenue	—	27,343	—	—	27,343
Salary Retirement	33,666	37	—	—	33,703
Reclamation	—	5,590	26,593	—	32,183
Other	35,612	90,833	11,425	—	137,870

Total Deferred Credits and Other Liabilities	69,349	2,608,486	48,728	—	2,726,563
Minority Interest	—	93,444	—	—	93,444

Total Liabilities and Minority Interest	2,083,061	1,635,351	343,884	—	4,062,296
Stockholders’ Equity	1,025,356	3,266,046	13,106	(3,279,152)	1,025,356

Total Liabilities and Stockholders’ Equity	$3,108,417	$4,901,397	$356,990	$(3,279,152)	$5,087,652

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2006

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$18,607	$77,918	$(841)	$—	$95,684

Cash Flows from Investing Activities:
Capital Expenditures	$(1,294)	$(55,575)	$—	$—	$(56,869)
Deposit to Restricted Cash	—	(15,000)	—	—	(15,000)
Investment in Equity Affiliates	(2)	(5,805)	—	—	(5,807)
Other Investing Activities	226	(1,488)	—	—	(1,262)

Net Cash Used in Investing Activities	$(1,070)	$(77,868)	$—	$—	$(78,938)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(1,700)	$—	$—	$—	$(1,700)
Dividends Paid	(12,689)	—	—	—	(12,689)
Other Financing Activities	12,527	(47)	—	—	12,480

Net Cash (Used in) Financing Activities	$(1,862)	$(47)	$—	$—	$(1,909)

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

There have been no material changes to the recent pronouncements as previously reported in CONSOL Energy’s Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 16—SUBSEQUENT EVENT:

On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock payable May 31, 2006 to shareholders of record on May 15, 2006. The stock split will be effected in the form of a stock dividend. This stock split will result in the issuance of approximately 91.6 million additional shares of common stock and will be accounted for by the transfer of approximately $916 from capital in excess of par value to common stock. The stock split will also result in additional shares available for awards under the CONSOL Energy Inc. Equity Incentive Plan. Pro forma earnings per share amounts on a post-split basis for the three months ended March 31, 2006 and 2005 would be as follows:

Three Months Ended March 31,	2006	2005
Earnings Per Share:
Basic:
As reported	$1.35	$0.83
Pro Forma*	$0.68	$0.41
Dilutive:
As reported	$1.33	$0.82
Pro Forma*	$0.67	$0.41

*	Pro forma amounts reflect the impact of the two-for-one stock split.

Information presented in the Condensed Consolidated Financial Statements and related notes have not been restated to reflect the two-for-one stock split.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF FINANCIAL CONDITION AND OPERATIONS

General

CONSOL Energy had net income of $124 million for the three months ended March 31, 2006 compared to $75 million in the 2005 period. Net income for the 2006 period improved compared to the 2005 period primarily due to increased average sales prices for both coal and gas. These increases were offset, in part, by higher cost per units sold for both coal and gas. Higher coal unit costs are attributable to higher supply costs, labor costs, subsidence costs, contract mining fee costs and royalty costs. Higher gas unit costs were primarily due to firm transportation costs, power costs and well maintenance costs. Costs also have increased due to higher severance taxes and higher black lung excise taxes attributable to higher average sales prices for both coal and gas. Severance taxes have also increased due to an additional tax imposed by the state of West Virginia. Costs in the 2005 period, which were not incurred in the 2006 period, included expenses related to a customer buy out agreement and expenses related to the Buchanan Mine fire that occurred on February 14, 2005.

Total coal sales for the three months ended March 31, 2006 were 18.2 million tons, of which 17.8 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company produced coal. This compares with total coal sales of 17.8 million tons for the three months ended March 31, 2005, of which 17.4 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company-produced coal. Sales of company produced coal increased in the 2006 period due primarily to advancement of 2006 customer commitments and additional spot coal sales.

Produced coalbed methane gas net sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 10.7% to 13.5 billion cubic feet in the 2006 period compared with 12.2 billion cubic feet in the 2005 period. The increase in sales volumes are primarily due to higher production as a result of additional wells coming on line and from the ongoing drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 37.3% to $7.81 per thousand cubic feet in the 2006 period compared with $5.69 per thousand cubic feet in the 2005 period. We believe market price increases are largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The increase in average sales price is a result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period.

In January 2006, we acquired Mon River Towing and J.A.R. Barge Lines, LP. The combined river and dock operations have 18 towboats and more than 650 barges that are capable of transporting 24 million tons of coal, annually.

In February 2006, CONSOL Energy announced that it had entered into a multi-year, multi-ton coal sales agreement with Duke Power for delivery of high-Btu bituminous coal to various coal-fired power stations in North Carolina beginning in 2007. The coal will be delivered by rail from several Northern West Virginia and Southwestern Pennsylvania mines in the Pittsburgh 8 Seam to Duke Power plants that have completed the installation of flue gas desulfurization “scrubbers”.

In March 2006, Moody’s Investor Service upgraded CONSOL Energy’s corporate family rating to Ba2 (12th lowest out of 21 rating categories) from Ba3 (13th lowest out of 21 rating categories). Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 2 indicates that the obligation ranks in the mid-range of its generic rating category. The modifier 3 indicates that the obligation ranks in the lower end of its generic rating category.

In March 2006, John T. Mills, former Senior Vice President and Chief Financial Officer for Marathon Oil Corporation, was elected to the CONSOL Energy Board of Directors.

On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock payable May 31, 2006 to shareholders of record on May 15, 2006. The stock split will be effected in the form of a stock dividend. This stock split will result in the issuance of approximately 91.6 million additional shares of common stock and will be accounted for by the transfer of approximately $916 from capital in excess of par value to common stock. The stock split will also result in additional shares available for awards under the CONSOL Energy Inc. Equity Incentive Plan.

Non-affiliated companies experienced mine accidents involving multiple fatalities at their mines located in West Virginia earlier this year. These accidents attracted widespread public attention and have caused both the federal government and some state governments to initiate regulatory and legislative changes in the control of mine safety, particularly for underground mines. Because nearly all of our mines are underground mines, legislative or regulatory changes in the control of safety in mines potentially could affect our performance.

The actions already taken or being contemplated by the federal government or by several state governments have several common elements, including: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground as well as the purchase and installation of communication and personal tracking devices underground. In addition, some states are considering requiring the installation of rescue chambers in underground mines. Rescue chambers are structures of various designs in which groups of miners can seek refuge for long periods of time while awaiting rescue during a mine emergency. Finally, we believe that the training and testing requirements associated with the implementation of these proposals is likely to create a need to hire additional employees to meet the requirements.

In reviewing the various proposals, we currently estimate that the implementation of the likely requirements could cost $10 million to $15 million over a two-year period between now and the end of 2007, with the purchase of additional SCSRs to be cached comprising two-thirds of the estimated cost. These costs are based on our interpretation of the requirements of the various laws and regulations. However, the final costs can only be determined following the approval of actual mine-by-mine implementation plans submitted by the company. We had no material costs related to these proposals in the current period.

We expect that a high percentage of the costs will be expensed rather than capitalized. In addition, we currently are reviewing our coal sales agreements to determine what percentage of the cost may be passed through to the customer. While the amount will vary from contract to contract, we believe that some portion of the expense of implementation can be passed to the customer in most of our existing sales agreements.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net Income

Net income changed primarily due to the following items (table in millions):

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$721	$631	$90	14.3%
Produced Gas Sales	105	72	33	45.8%
Purchased Gas Sales	36	32	4	12.5%
Other Sales and Other Income	124	82	42	51.2%

Total Revenue and Other Income	986	817	169	20.7%
Coal Cost of Goods Sold—Produced and Purchased	452	409	43	10.5%
Produced Gas Cost of Goods Sold	23	18	5	27.8%
Purchased Gas Cost of Goods Sold	36	32	4	12.5%
Other Cost of Goods Sold	75	92	(17)	(18.5)%

Total Cost of Goods Sold	586	551	35	6.4%
Other	208	177	31	17.5%

Total Costs	794	728	66	9.1%

Earnings before Income Taxes and Minority Interest	192	89	103	115.7%
Income Tax Expense	60	14	46	328.6%

Earnings Before Minority Interest	132	75	57	76.0%
Minority Interest	(8)	—	(8)	(100.0)%

Net Income	$124	$75	$49	65.3%

Net income for the 2006 period was improved primarily due to increased average sales prices for both coal and gas. These increases were offset, in part, by higher cost per units sold for both coal and gas. Higher coal unit costs are attributable to higher supply costs, labor costs, subsidence costs, contract mining fee costs and royalty costs. Higher gas unit costs were primarily due to firm transportation costs, power costs and well maintenance costs. Costs also have increased due to higher severance taxes and higher black lung excise taxes attributable to higher average sales prices for both coal and gas. Severance taxes have also increased due to an additional tax imposed by the state of West Virginia. Costs in the 2005 period, which were not incurred in the 2006 period, included expenses related to a customer buy out agreement and expenses related to the Buchanan Mine fire that occurred on February 14, 2005.

Revenue

Revenue and other income increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$698	$610	$88	14.4%
Purchased Coal	23	21	2	9.5%
Produced Gas	105	72	33	45.8%
Purchased Gas	36	32	4	12.5%
Industrial Supplies	30	21	9	42.9%
Other	16	7	9	128.6%

Total Sales	908	763	145	19.0%
Freight Revenue	37	30	7	23.3%
Other Income	41	24	17	70.8%

Total Revenue and Other Income	$986	$817	$169	20.7%

The increase in company produced coal sales revenue during the 2006 period was due mainly to the increase in average sales price per ton and increased sales volumes.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.8	17.4	0.4	2.3%
Average Sales Price Per Ton	$39.32	$35.03	$4.29	12.2%

The increase in average sales price primarily reflects stronger prices negotiated in 2005 and early 2006 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. The increase was also attributable to pricing premiums due to improved quality on coal shipments. Sales of company produced coal increased in the 2006 period due primarily to advancement of 2006 customer commitments and additional spot coal sales.

The increase in company-purchased coal sales revenue was due to a slight increase in the volume of purchased coal sold.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.41	0.38	0.03	7.9%
Average Sales Price Per Ton	$54.33	$54.68	$(0.35)	(0.6)%

Revenues from company-purchased coal increased due primarily to slightly higher sales volumes. Increased revenues were offset, in part, by lower sales prices for purchased coal in the 2006 period compared to the 2005 period.

The increase in gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2006 period compared to the 2005 period.

	2006 Period	2005 Period	Variance	Percentage Change
Net Produced Gas Sales Volumes (in billion gross cubic feet)	13.4	12.1	1.3	10.7%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$7.80	$5.88	$1.92	32.7%

We believe market price increases are largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The increase in average sales price is a result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period. Periodically, CNX Gas enters into physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended March 31, 2006, these physical and financial hedges represented approximately 27% of our gas sales volumes at an average price of $6.88 per million cubic feet, compared to approximately 78% at an average price of $5.26 per million cubic feet for the three months ended March 31, 2005. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

Included in purchased gas sales revenue is the portion of production belonging to royalty interest owners. Additionally, we simultaneously purchased gas from and sold gas to other counterparties between the segmentation and interruptible pools on the TCO pipeline in order to satisfy obligations to certain customers. In accordance with the Emerging Issues Task Force (EITF) on Issue No. 99-19, “ Reporting Revenue Gross as a Principal versus Net as an Agent”, we have historically increased our revenues and our costs. However, because of the application of EITF Issue on No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” in the current period, reported purchased gas sales and volumes have decreased. EITF 04-13 allows for the combination of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result of transactions that meet the above criteria are reflected in Costs of Goods Sold and Other Charges as transportation expense in the current year.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	4.4	5.6	(1.2)	(21.4)%
Average Sales Price Per thousand cubic feet	$8.21	$5.69	$2.52	44.3%

The $9 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes.

The $9 million increase in other sales was primarily attributable to revenues from river barge towing. Revenues from barge towing increased in the 2006 period compared to the 2005 period primarily due to additional towing completed attributable the newly acquired Mon River Towing Company and higher revenue rates received on our other river towing business.

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

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Business Interruption Insurance Proceeds	$21	$—	$21	100.0%
Interest Income	4	1	3	300.0%
Royalty Income	8	6	2	33.3%
Gain on Sale of Assets	1	2	(1)	(50.0)%
Harmar Trust Settlement	—	6	(6)	(100.0)%
Equity in Income of Affiliates	—	2	(2)	(100.0)%
Other Miscellaneous	7	7	—	—%

Total Other Income	$41	$24	$17	70.8%

On September 16, 2005, Buchanan Mine was idled following a problem with the mine’s skip hoist mechanism. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. In the period ended March 31, 2006, we received an advance for business interruption claims resulting from this incident from the insurance company. The advance was recognized as other income in the period received. Our final claim related to this incident has not yet been filed with the insurance company. There can be no assurance that we will obtain any additional recovery from our insurance carrier.

Interest income increased in the period-to-period comparison due to our improved cash position. Cash and cash equivalent balances at March 31, 2006 were $303.0 million compared to $21.3 million at March 31, 2005. The improved cash position was primarily due to the August 2005 sale of 18.5% interest in CNX Gas stock. The private sale of this stock resulted in $420.2 million of proceeds.

Royalty income has increased due primarily to third parties producing more tonnage from CONSOL Energy owned property in the period-to-period comparison.

The decrease in gain on sale of assets in the 2006 period reflects various transactions that occurred throughout both periods, none of which were individually material.

Other income from the Harmar Environmental Trust (the Trust) Settlement was attributable to the Civil Division of the Court of Common Pleas of Allegheny County’s decision to terminate a Trust among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust Agreement. Any excess funding upon completion of water treatment or a specified date in the future was to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, $15.0 million, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy’s water treatment obligations. CONSOL Energy is responsible for the ongoing water treatment at this facility. CONSOL Energy recorded the receipt of the funds and the present value of the water treatment liability resulting in approximately $6 million of income in the 2005 period.

The equity in income of affiliates in the 2005 period is attributable to CONSOL Energy’s portion of a gain on sale of land by an affiliate. Equity in income of affiliates in the 2006 period was insignificant.

Other miscellaneous income remained consistent in the period to period comparison.

Costs

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$427	$386	$41	10.6%
Purchased Coal	25	23	2	8.7%
Produced Gas	23	18	5	27.8%
Purchased Gas	36	32	4	12.5%
Industrial Supplies	29	24	5	20.8%
Closed and Idle Mines	19	15	4	26.7%
Other	27	53	(26)	(49.1)%

Total Cost of Goods Sold	$586	$551	$35	6.4%

Increased cost of goods sold and other charges for company-produced coal was due mainly to an 8.4% increase in cost per ton of produced coal sold and a 2.3% increase in sales volumes.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.8	17.4	0.4	2.3%
Average Cost of Goods Sold and Other Charges Per Ton	$24.03	$22.17	$1.86	8.4%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, labor costs, subsidence costs, contract mining fee costs and royalty costs. Higher supply costs were attributable to additional maintenance projects and increased cost for petroleum products and chemicals, such as diesel fuel and magnetite, used in the mining and coal preparation process. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units and to bring in new employees to begin training required to replace skilled employees expected to retire between now and the end of the decade. Labor rates were increased in order to stay competitive in certain labor markets. Subsidence costs increased due to the location of mining activities effecting more surface structures in the 2006 period than in the 2005 period. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Higher royalty expenses per unit were the result of higher sales prices and higher volumes produced subject to royalty fees. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2006 period compared to the 2005 period. These increases in costs were offset, in part, by reduced other post employment benefit costs due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer, whether or not the beneficiary enrolled and paid the required premiums. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and is part of the actuarial gain and loss that is amortized to earnings. Workers’ compensation expenses have also been reduced due to lower state administrative fees charged by the state of West Virginia due to changes in that states workers’ compensation program. Unit costs of goods sold for produced coal were also improved due to lower combined fund costs as a result of lower monthly premiums.

Purchased coal cost of goods sold and other charges increased slightly in the 2006 period compared to the 2005 period primarily due to an increase in the volume purchased.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.41	0.38	0.03	7.9%
Average Cost of Goods Sold and Other Charges Per Ton	$61.05	$61.12	$(0.07)	(0.1)%

Gas cost of goods sold and other charges increased due primarily to increased volumes and increased unit costs.

	2006 Period	2005 Period	Variance	Percentage Change
Net Gas Sales Volumes (in billion gross cubic feet)	13.4	12.1	1.3	10.7%
Average Cost Per Thousand Cubic Feet	$1.67	$1.49	$0.18	12.1%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to firm transportation. Firm transportation costs increased approximately $0.10 per thousand cubic feet in the period to period comparison. Approximately $0.05 per thousand cubic feet of the firm transportation increase is the result of the application of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” as of January 1, 2006. Under EITF 04-13, matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 should be combined. These transactions resulted in a $0.05 per thousand cubic feet increase in firm transportation costs. Previously, these transactions were accounted for as purchased gas revenue and purchased gas expenses. Approximately $0.05 per thousand cubic feet of the increase in firm transportation was due to additional fees to purchase firm transportation capacity on the TCO interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CNX Gas. The potential curtailments are due to increased demand for pipeline access in the 2006 period. Unit costs also increased due to higher power and well maintenance costs. Power costs per unit were $0.05 per thousand cubic feet higher due to both increased megawatt hour rates charged by the power company and the conversion of several gas powered compressor stations to electric power after the 2005 period. Well maintenance costs per unit also increased $0.05 per thousand cubic feet in the period to period comparison. Well maintenance increased due to various maintenance related activities, none of which were individually material. Increases in produced gas cost of goods sold per unit were offset, in part, by a decrease of $0.02 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which are individually material.

Included in purchased gas costs are the costs related to the portion of production belonging to royalty interest owners. Additionally, in connection with the purchase of firm transportation capacity on the TCO pipeline, we simultaneously purchased gas from and sold gas to other counterparties between the segmentation and interruptible pools on the TCO pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically increased our revenues and our costs. However, because we adopted EITF 04-13 on January 1, 2006, reported purchased gas sales and volumes have decreased. EITF 04-13 allows matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 to be combined and reflected as transportation expense as discussed previously. Remaining purchased gas cost information is as follows:

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	4.4	5.6	(1.2)	(21.4)%
Average Cost Per Thousand Cubic Feet	$8.30	$5.72	$2.58	45.1%

Industrial supplies cost of goods sold and other charges increased primarily due to higher sales volumes.

Closed and idle mine cost of goods sold and other charges was $4 million higher in the 2006 period compared to the 2005 period primarily due to higher interest accretion on perpetual water care obligations due to increases in the present value of obligations for these liabilities compared to the prior year period.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Sales Contract Buy Outs	$—	$13	$(13)	(100.0)%
Buchanan Fire	—	12	(12)	(100.0)%
Accounts Receivable Securitization Fees	—	1	(1)	(100.0)%
Incentive Compensation	7	6	1	16.7%
Miscellaneous Transactions	20	21	(1)	(4.8)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$27	$53	$(26)	(49.1)%

In the 2005 period, an agreement was made to buy out a sales contract with a customer in order to release tons committed under lower priced contracts for sale to other customers at higher pricing. No such agreements were made in the 2006 period.

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred, net of expected insurance recovery, for the three months ended March 31, 2005 were $12 million.

Incentive compensation expense increased due to higher projected amounts expected to be paid to employees in the 2006 period compared to the projected amount expected in the 2005 period. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

CONSOL Energy has not incurred any accounts receivable securitization fees in the 2006 period because we have not utilized the facility yet this year.

Miscellaneous cost of goods sold and other charges decreased $1 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Freight expense	$37	$30	$7	23.3%

Selling, general and administrative costs have increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Professional, consulting and other purchased services	$5	$3	$2	66.7%
Wages and salaries	8	6	2	33.3%
Other	7	7	—	—%

Total Selling, General and Administrative	$20	$16	$4	25.0%

Costs of professional consulting and other purchased services were higher in the 2006 period compared to the 2005 period primarily due to services provided related to various corporate initiatives.

Wages and salaries have increased in the 2006 period due to additional employees hired after March 31, 2005.

Depreciation, depletion and amortization increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Coal	$59	$51	$8	15.7%
Gas:
Production	6	6	—	—%
Gathering	3	3	—	—%

Total Gas	9	9	—	—%
Other	4	3	1	33.3%

Total Depreciation, Depletion and Amortization	$72	$63	$9	14.3%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2005 period. Assets placed in service after the 2005 period include various airshafts at several mines, longwall assets placed in service at McElroy, haulage assets placed in service at Enlow Fork Mine and various other projects completed at other CONSOL Energy mines.

Gas depreciation, depletion and amortization remained consistent in the period to period comparison.

Interest expense decreased in the 2006 period compared to the 2005 period.

	2006 Period	2005 Period	Dollar Variance	Percentage Change
12 year and 15 year secured notes	$8	$8	$—	—%
Other	(2)	(1)	(1)	(100.0)

Total Interest Expense	$6	$7	$(1)	(14.3)%

Other interest expense decreased due to higher amounts of interest capitalized in the 2006 period compared to the 2005 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2006 period, primarily due to the slope, overland belt and preparation plant expansion projects at the Robinson Run Mine.

Taxes other than income increased primarily due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$44	$36	$8	22.2%
Gas	3	2	1	50.0%

Total Production Taxes	47	38	9	23.7%
Other taxes:
Coal	21	18	3	16.7%
Gas	1	1	—	—%
Other	3	3	—	—%

Other	25	22	3	13.6%

Total Taxes Other Than Income	$72	$60	$12	20.0%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher average sales price and higher sales volumes. Severance taxes have also increased due to an additional tax imposed by the state of West Virginia. Under the new West Virginia severance tax rules, an additional $0.56 per ton of coal produced is due to the state.

Increased gas production taxes are primarily due to higher severance taxes attributable to higher average sales price and higher sales volumes.

Other coal taxes and other miscellaneous taxes increased primarily due to capital stock and franchise taxes and higher property taxes. Additional capital stock and franchise taxes are attributable to the higher earnings achieved in the year ended December 31, 2005. Property tax increases are primarily attributable to higher assessments in various counties where our coal and other property holdings are located.

Income Taxes

	2006 Period	2005 Period	Variance	Percentage Change
Earnings Before Income Taxes and Minority Interest	$193	$90	$103	114.4%
Tax Expense	60	14	46	328.6%
Effective Income Tax Rate	31.2%	16.1%	15.1%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Minority interest represents the 18.5% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied its working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. Our credit facility features a five-year, $750 million revolving credit facility. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the amended facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The amended facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.24 to 1.00 at March 31, 2006. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 29.46 to 1.00 at March 31, 2006. At March 31, 2006, this facility had approximately $380 million letters of credit issued and had no outstanding borrowings, leaving approximately $370 million of unused capacity.

On October 7, 2005, CNX Gas, an 81.5% controlled and consolidated subsidiary of CONSOL Energy, entered into a new credit agreement with a group of commercial lenders. The new credit agreement provides for a revolving credit facility in an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.00 to 1.00 at March 31, 2006. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was met at March 31, 2006. At March 31, 2006, this facility had approximately $17 million letters of credit issued and had no outstanding borrowings, leaving approximately $183 million of unused capacity. As a result of entering into the new credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005 are also guarantors of CONSOL Energy’s 7.875% bonds.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in April 2006, but has been extended for one year. No accounts receivable were removed from the consolidated balance sheet related to this facility during the three months ended March 31, 2006 as all eligible accounts receivables have been retained.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $21.9 million (net of $8.6 million of deferred tax) at March 31, 2006. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months ended March 31, 2006 and 2005.

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

Cash Flows (in millions)

	2006	2005	Change
Cash flows from operating activities	$152	$96	$56
Cash used in investing activities	$(136)	$(79)	$(57)
Cash used in financing activities	$(55)	$(2)	$(53)

Cash flows from operating activities have increased primarily due to the following items:

•	Operating cash flows improved $49 million due to increases in net income, as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating cash flows were lower in the 2005 period due to $10 million repaid under the accounts receivable securitization program during the three months ended March 31, 2005. The accounts receivable securitization program had no activity during the three months ended March 31, 2006.

•	Operating cash flows were improved by approximately $6 million due to coal inventories. Coal inventories increased 0.4 million tons in the three months ended March 31, 2006 compared to an increase of 0.8 million tons in the three months ended March 31, 2005.

•	Operating cash flows also fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•	Capital expenditures were $145 million in the 2006 period compared to $57 million in the 2005 period. Capital expenditures were higher in 2006 due to work being completed on the slope, overland belt and preparation plant upgrade at our Robinson Run Mine, our enhanced gas well drilling program and various other projects being completed.

•	On January 20, 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LP, from The Guttman Group for a cash payment of approximately $25 million, as discussed previously.

•	Proceeds from the sale of assets were $37 million in the 2006 period compared to $2 million in the 2005 period. Proceeds in the 2006 period are primarily related to the sale and subsequent lease back of the longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized. Proceeds in the 2005 period are due to various transactions that occurred, none of which were individually material.

•	In the 2005 period, $15 million of cash was deposited into an escrow account as a part of a settlement agreement relating to treatment of water at the Harmar Mine site. The Harmar Environmental Trust settlement was attributable to a court decision to terminate a Trust between CONSOL Energy and other parties. The Trust was put into place, and funded by others, in 1988 to provide funding for water treatment related to the now closed Harmar Mine. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the trust were distributed by the court. CONSOL Energy’s portion of the distributed funds, $15 million, was placed into an escrow account pending financial assurance supporting CONSOL Energy’s water treatment obligations. The financial assurances were provided and the money release to CONSOL Energy subsequent to March 31, 2005. CONSOL Energy is responsible for on-going water treatment at this facility.

Net cash used in or provided by financing activities changed primarily due to the following items:

•	In the 2006 period, approximately $77 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. As of March 31, 2006, we’ve repurchased 1,195,900 shares at an average price of $64.43 under this program.

•	$4 million of stock was issued in the three months ended March 31, 2006 compared to $13 million issued in the three months ended March 31, 2005. Stock issuances in both periods were a result of stock option exercises.

•	In the 2005 period, approximately $2 million was paid on outstanding borrowings from the revolving credit facility.

•	Due to the implementation of Financial Accounting Standards Board (FASB) No. 123(R) “Share-Based Payment”, $31 million of cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in the cost of goods sold on the financial statements were included as a financing activity in the 2006 period. In previous periods, in accordance with accounting standards in effect at the time, these transactions were recognized as operating cash flow.

The following is a summary of our significant contractual obligations at March 31, 2006 (in thousands):

Payments due by Year

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Short-Term Notes Payable	$—	$—	$—	$—	$—
Gas Firm Transportation Obligation	3,386	6,772	6,374	4,093	20,625
Purchase Order Firm Commitments	37,500	—	—	—	37,500
Long-term Debt	5,083	54,553	39,541	346,282	445,459
Capital Lease Obligations (a)	10,142	27,041	27,419	39,506	104,108
Operating Lease Obligations	39,079	74,660	41,017	24,538	179,294
Other Long Term Liabilities (b)	350,659	495,568	458,303	1,702,344	3,006,874

Total Contractual Obligations	$445,849	$658,594	$572,654	$2,116,763	$3,793,860

(a)	We expect to create gas transportation alternatives through certain transportation agreements with a second interstate pipeline operator, East Tennessee, a subsidiary of Duke Energy. These agreements require the construction by East Tennessee, of an approximately 32-mile lateral pipeline to our gas field in Virginia from ETNG. Called Jewel Ridge, this proposed lateral pipeline currently is under permit review by the Federal Energy Regulatory Commission and is expected to be in service in the second half of 2006. In connection with the construction of the Jewell Ridge lateral, we will enter into a 15 year firm transportation agreement with East Tennessee at pre-determined fixed rates. We anticipate that the present value of our payments under this firm transportation agreement will be approximately $67 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our product to alternate and growing natural gas markets in the southeastern United States.
(b)	Long-term liabilities include other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.

Debt

At March 31, 2006, CONSOL Energy had total long-term debt of $481 million outstanding, including current portion of long-term debt of $12 million. This long-term debt consisted of:

•	An aggregate principal amount of $249 million ($250 million of 7.875% notes due in 2012, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$33 million in advance royalty commitments with an average interest rate of 6.978% per annum;

•	An aggregate principal amount of $14 million on a variable rate note that bears interest at the prime rate, or 7.75% at March 31, 2006. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•	An aggregate principal amount of $37 million of capital leases with an interest rate of 6.53% per annum.

At March 31, 2006, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $380 million of letters of credit outstanding under the revolving credit facility.

At March 31, 2006, CNX Gas, an 81.5% subsidiary, had no aggregate principal amounts of borrowings and approximately $17 million of letters of credit outstanding under their revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,113 at March 31, 2006 and $1,025 million at December 31, 2005. The increase is primarily attributable to net income for the three months ended March 31, 2006, comprehensive income that has been recognized related to various cash flow hedges, and the tax benefit associated with stock-based compensation awards. This increase was partially offset by the payment of dividends during the three months ended March 31, 2006. See Consolidated Statements of Stockholders’ Equity.

In December 2005, CONSOL Energy announced that we would begin a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending

December 31, 2007. As of March 31, 2006, we’ve repurchased 1,195,900 shares at an average price of $64.43 under this program.

On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock payable May 31, 2006 to shareholders of record on May 15, 2006. The stock split will be effected in the form of a stock dividend. This stock split will result in the issuance of approximately 91.6 million additional shares of common stock and will be accounted for by the transfer of approximately $916 from capital in excess of par value to common stock. The stock split will also result in additional shares available for awards under the CONSOL Energy Inc. Equity Incentive Plan.

A quarterly dividend of $0.14 per share was declared on January 27, 2006, payable to shareholders of record on February 9, 2006. This dividend was paid on February 24, 2006. A quarterly dividend of $0.14 per share was declared on April 28, 2006, payable to shareholders of record on May 9, 2006. This dividend will be paid on May 30, 2006. Current outstanding indebtedness, and amended indebtedness, of CONSOL Energy does not restrict CONSOL Energy’s ability to pay cash dividends. The bank credit facility does contain provisions that prohibit dividend payments in the event of a default and limits the annual aggregate amount of dividends payable to $0.56 per share when the leverage ratio is greater than 1.0 to 1.0.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements included in CONSOL Energy’s Form 10-K.

Recent Accounting Pronouncements

There have been no material changes to the recent pronouncements as previously reported in CONSOL Energy’s Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-Looking Statements

We are including the following cautionary statement in this Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. In addition to other factors and matters discussed elsewhere in this Report on Form 10-Q and, in CONSOL Energy’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2006, and other periodic reports filed with the Securities and Exchange Commission. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the disruption of rail, barge and other systems that deliver our coal, or pipeline systems which deliver our gas;

•	our inability to hire qualified people to meet replacement or expansion needs;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, timing of completion of significant construction or repair of equipment, fires, accidents and weather conditions which could cause our results to deteriorate;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	obtaining governmental permits and approvals for our operations;

•	a loss of our competitive position because of the competitive nature of the coal industry and the gas industry, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	an extended decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	a decrease in the production of our metallurgical coal or a decrease in the price of metallurgical coal could impact our profitability;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	replacing our natural gas reserves which, if not replaced, will cause our gas reserves and gas production to decline;

•	costs associated with perfecting title for gas rights in some of our properties;

•	we need to use unproven technologies to extract coalbed methane on some of our properties;

•	location of a vast majority of our gas producing properties in two counties in southwestern Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area;

•	we do not insure against all potential operating risks;

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of government regulation;

•	the effects of mine closing, reclamation and certain other liabilities;

•	the coalbeds from which we produce methane gas frequently contain water that may hamper production;

•	increased exposure to employee related long-term liabilities;

•	our participation in multi-employer pension plans may expose us to obligations beyond the obligation to our employees;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	the outcome of various asbestos litigation cases;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements; and

•	the anti-takeover effects of our rights plan could prevent a change of control.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report Form 10-K for the year ended December 31, 2005.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2006 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2006 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$24.1	$56.5

(a)

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2006 through 2008 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a loss of $21.9 million (net of $8.6 million of deferred tax) at March 31, 2006. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2006, CONSOL Energy had $467 million aggregate principal amount of debt outstanding under fixed-rate instruments and $14 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings outstanding at March 31, 2006. Due to the level of borrowings against this facility in the three months ended March 31, 2006, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2006 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities(1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)(2)
January 1 through January 31, 2006	75,000	69.21	75,000	$294,809
February 1 through February 28, 2006	735,000	63.96	735,000	$247,796
March 1 through March 31, 2006	385,900	64.40	385,900	$222,942

Total	1,195,900	64.43	1,195,900	$222,942

(1)	On December 21, 2005, CONSOL Energy’s announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007.
(2)	Management cannot estimate the number of shares that will be repurchased in the next twelve months because purchases are made based on company outlook, business condition and current investment opportunity.

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

10.90	Amendment No. 1 to the CONSOL Energy Inc. Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.90 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.91	Form of Non-Qualified Stock Option Award Agreement for Employees, incorporated by reference to Exhibit 10.91 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.92	Form of Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.92 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.93	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.93 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: May 8, 2006

By:	/S/ J. BRETT HARVEY
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/S/ WILLIAM J. LYONS
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

10.90	Amendment No. 1 to the CONSOL Energy Inc. Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.90 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.91	Form of Non-Qualified Stock Option Award Agreement for Employees, incorporated by reference to Exhibit 10.91 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.92	Form of Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.92 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.93	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.93 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.