Form 10-Q
period 2006-06-30
CONSOL ENERGY INC
filed 2006-08-03
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 25, 2006
Common stock, $0.01 par value	183,350,899

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Sales—Outside	$824,390	$708,591	$1,693,591	$1,436,939
Sales—Gas Royalty Interests	12,686	9,066	28,493	18,742
Sales—Purchased Gas	9,778	44,975	32,130	69,257
Sales—Related Party	—	614	—	614
Freight—Outside	37,689	31,665	74,768	61,789
Other Income	47,720	22,238	89,169	46,796

Total Revenue and Other Income	932,263	817,149	1,918,151	1,634,137
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation depletion and amortization shown below)	543,906	533,177	1,093,456	1,052,154
Gas Royalty Interests’ Costs	10,267	7,026	23,683	14,463
Purchased Gas Costs	9,986	45,592	32,751	70,086
Freight Expense	37,689	31,665	74,768	61,789
Selling, General and Administrative Expense	21,911	18,797	41,991	35,186
Depreciation, Depletion and Amortization	74,448	66,780	146,264	130,159
Interest Expense	6,253	7,189	12,106	14,113
Taxes Other Than Income	66,156	56,236	138,156	115,813

Total Costs	770,616	766,462	1,563,175	1,493,763

Earnings Before Income Taxes and Minority Interest	161,647	50,687	354,976	140,374
Income Taxes	48,647	9,613	109,034	24,088

Earnings Before Minority Interest	113,000	41,074	245,942	116,286
Minority Interest	(7,066)	—	(15,562)	—

Net Income	$105,934	$41,074	$230,380	$116,286

Basic Earnings Per Share	$0.58	$0.22	$1.25	$0.64

Diluted Earnings Per Share	$0.57	$0.22	$1.24	$0.63

Weighted Average Number of Common Shares Outstanding:
Basic	183,286,425	182,873,976	183,775,190	182,382,952

Dilutive	185,820,234	185,168,622	186,156,863	184,535,874

Dividends Paid Per Share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited)
	JUNE 30, 2006	DECEMBER 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$345,267	$340,640
Accounts and Notes Receivable:
Trade	278,066	276,277
Other Receivables	32,257	23,340
Inventories	184,977	140,976
Deferred Income Taxes	144,914	152,730
Prepaid Expenses	68,676	64,537

Total Current Assets	1,054,157	998,500
Property, Plant and Equipment:
Property, Plant and Equipment	7,417,798	7,096,660
Less—Accumulated Depreciation, Depletion and Amortization	3,691,411	3,561,897

Total Property, Plant and Equipment—Net	3,726,387	3,534,763
Other Assets:
Deferred Income Taxes	336,144	367,228
Investment in Affiliates	52,877	52,261
Other	137,373	134,900

Total Other Assets	526,394	554,389

TOTAL ASSETS	$5,306,938	$5,087,652

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited)
	JUNE 30, 2006	DECEMBER 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$147,596	$197,375
Current Portion of Long-Term Debt	56,844	4,629
Accrued Income Taxes	24,206	17,557
Other Accrued Liabilities	585,845	584,361

Total Current Liabilities	814,491	803,922
Long-Term Debt:
Long-Term Debt	393,652	438,367
Capital Lease Obligations	30,534	—

Total Long-Term Debt	424,186	438,367
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,597,997	1,592,907
Pneumoconiosis Benefits	403,908	411,022
Mine Closing	381,674	356,776
Workers’ Compensation	139,171	134,759
Deferred Revenue	19,436	27,343
Salary Retirement	30,883	33,703
Reclamation	29,376	32,183
Other	129,815	137,870

Total Deferred Credits and Other Liabilities	2,732,260	2,726,563
Minority Interest	116,939	93,444

Total Liabilities and Minority Interest	4,087,876	4,062,296
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 185,125,990 Issued and 183,336,487 Outstanding at June 30, 2006; 185,050,824 Issued and Outstanding at December 31, 2005	1,851	1,850
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	905,135	883,316
Retained Earnings	454,907	252,109
Other Comprehensive Loss	(84,371)	(105,162)
Unearned Compensation on Restricted Stock Units	—	(6,757)
Common Stock in Treasury, at Cost—1,789,503 Shares at June 30, 2006 and -0- Shares at December 31, 2005	(58,460)	—

Total Stockholders’ Equity	1,219,062	1,025,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,306,938	$5,087,652

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Treasury Stock	Total Stockholders’ Equity
Balance—December 31, 2005	$1,850	$883,316	$252,109	$(105,162)	$(6,757)	$—	$1,025,356

(Unaudited)
Net Income	—	—	230,380	—	—	—	230,380
Treasury Rate Lock (Net of $27 tax)	—	—	—	(41)	—	—	(41)
Minority Interest in Other Comprehensive Income and Stock-based Compensation of Gas	—	(1,996)	—	(4,734)	—	—	(6,730)
Gas Cash Flow Hedge (Net of ($16,428) tax)	—	—	—	25,566	—	—	25,566

Comprehensive Income (Loss)	—	(1,996)	230,380	20,791	—	—	249,175
Issuance of Treasury Stock	—	(11,643)	(1,798)	—	—	25,171	11,730
Purchases of Treasury Stock	—	—	—	—	—	(83,631)	(83,631)
Stock Options Exercised	1	1,361	—	—	—	—	1,362
Tax Benefit from Stock-Based Compensation	—	35,796	—	—	—	—	35,796
Amortization of Stock-Based Compensation Awards	—	5,058	—	—	—	—	5,058
Elimination of Unearned Compensation on Restricted Stock Units	—	(6,757)	—	—	6,757	—	—
Dividends ($.14 per share)	—	—	(25,784)	—	—	—	(25,784)

Balance—June 30, 2006	$1,851	$905,135	$454,907	$(84,371)	$—	$(58,460)	$1,219,062

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net Income	$230,380	$116,286
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	146,264	130,159
Stock-based Compensation	6,259	1,797
Gain on the Sale of Assets	(3,112)	(10,653)
Change in Minority Interest	15,562	—
Amortization of Mineral Leases	3,397	3,661
Deferred Income Taxes	14,677	(772)
Equity in Earnings of Affiliates	(719)	(1,818)
Changes in Operating Assets:
Accounts Receivable Securitization	—	(110,000)
Accounts and Notes Receivable	(8,156)	(20,077)
Inventories	(43,097)	(13,757)
Prepaid Expenses	(4,061)	(8,028)
Changes in Other Assets	(2,019)	766
Changes in Operating Liabilities:
Accounts Payable	(51,097)	(16,425)
Other Operating Liabilities	6,497	49,895
Changes in Other Liabilities	32,081	37,630
Other	6,228	(1,216)

Net Cash Provided by Operating Activities	349,084	157,448

Investing Activities:
Capital Expenditures	(294,384)	(169,562)
Acquisition of Mon River Towing and J.A.R. Barge Lines	(24,750)	—
Additions to Mineral Leases	(4,190)	(6,352)
Net Investment in Equity Affiliates	103	(6,838)
Proceeds from Sales of Assets	39,374	29,471

Net Cash Used in Investing Activities	(283,847)	(153,281)

Financing Activities:
Payments on Miscellaneous Borrowings	(83)	(166)
Payments on Revolver	—	(1,700)
Tax Benefit from Stock-Based Compensation	35,796	—
Dividends Paid	(25,784)	(25,468)
Issuance of Treasury Stock	11,730	21,437
Purchases of Treasury Stock	(83,631)	—
Stock Options Exercised	1,362	—

Net Cash Used in Financing Activities	(60,610)	(5,897)

Net Increase (Decrease) in Cash and Cash Equivalents	4,627	(1,730)
Cash and Cash Equivalents at Beginning of Period	340,640	6,422

Cash and Cash Equivalents at End of Period	$345,267	$4,692

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for future periods.

On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock payable on or about May 31, 2006 to shareholders of record on May 15, 2006. The stock split was effected in the form of a stock dividend. This stock split resulted in the issuance of approximately 92.5 million additional shares of common stock and was accounted for by the transfer of approximately $925 from capital in excess of par value to common stock. This transfer of $925 has been retroactively presented on the December 31, 2005 balance sheet. The stock split also resulted in additional shares available for awards under the CONSOL Energy Inc. Equity Incentive Plan. Earnings per share and dividends paid per share amounts on the face of the consolidated income statement are reflected on a post-split basis.

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

Certain reclassifications of 2005 data have been made to conform to the six months ended June 30, 2006 classifications.

Effective January 1, 2006, CONSOL Energy adopted Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single non-monetary transaction subject to the fair value exception of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”. The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same counter party are treated as one if they are entered into in contemplation of each other. In accordance with EITF 04-13, CONSOL Energy has applied this accounting to new or modified agreements after January 1, 2006. Previously, these transactions were recorded on a gross basis. The adoption of EITF 04-13 did not have an impact on net income or cash flows.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”(SFAS 123). Stock-based compensation expense for all

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CONSOL Energy recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees”, (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CONSOL Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with SFAS 123R. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity was used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 740,916 and 751,654 shares of common stock were outstanding for the three and six month period ended June 30, 2006, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. There were no options to purchase shares of common stock outstanding for the three and six month period ended June 30, 2005 that were not included in the computation of diluted earnings per share.

The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$105,934	$41,074	230,380	$116,286

Average shares of common stock outstanding:
Basic	183,286,425	182,873,976	183,775,190	182,382,952
Effect of stock options	2,533,809	2,294,646	2,381,673	2,152,922

Diluted	185,820,234	185,168,622	186,156,863	184,535,874

Earnings per share:
Basic	$0.58	$0.22	$1.25	$0.64

Diluted	$0.57	$0.22	$1.24	$0.63

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

On March 28, 2006, CONSOL Energy, through a subsidiary, completed a sale/lease back of longwall equipment. Cash proceeds from the sale were $36,363 which was equal to our basis in the equipment. Accordingly, no gain or loss was recorded on the transaction. The lease has been accounted for as a capital lease. The lease term is five years.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

In January 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group for a cash payment of $24,750. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal annually. Mon River Towing transports petroleum products, coal, limestone and other bulk commodities to various locations along the navigable rivers of Pennsylvania, Ohio, West Virginia and Kentucky. J.A.R. Barge Line, LLC charters motor vessels and barges to other river transportation firms along the inland waterways. CONSOL Energy expects to continue to provide these business services through its river and dock operations.

On March 30, 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy was $10,159. Southern West Virginia Energy, LLC through its subsidiary will mine low sulfur bituminous coal. The acquisition was accounted for under the equity method of accounting in the period ending June 30, 2005. In the period ending September 30, 2005, after all agreements were substantially completed, the acquisition was fully consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

NOTE 3—STOCK-BASED COMPENSATION:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the plan have been approved by the Board of Directors since the commencement of the plan, and the total number of shares of common stock that can be covered by grants at June 30, 2006 is 18,200,000 of which 2,600,000 are available for issuance of awards other than stock options. No award of stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

The total stock-based compensation expense was $2,857 and $5,058 for the three and six months ended June 30, 2006 and the related deferred tax benefit totaled $1,111 and $1,967 respectively. Prior to January 1, 2006, CONSOL Energy accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, CONSOL Energy provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123” (SFAS 148), as if the fair value method defined by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) had been applied to its stock-based compensation.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensations costs net of a forfeiture rate and recognizes the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting SFAS 123R, pretax income and net income for the three months ended June 30, 2006 was $1,829 and $1,118 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Pretax income and net income for the six months ended June 30, 2006 was $3,266 and $1,996 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on basic and diluted earnings per share for the three months ended June 30, 2006 was less than $0.01 per share and $0.01 per share, respectively. The impact on basic and diluted earnings per share for the six months ended June 30, 2006 was $0.01 per share. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three and six months ended June 30, 2005, had CONSOL Energy applied the fair value recognition provisions of SFAS 123, as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income as reported	$41,074	$116,286
Add: Stock-based compensation due to change in vesting period	—	735
Add: Stock-based compensation expense for restricted stock units	622	1,062
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(2,190)	(4,466)

Pro forma net income	$39,506	$113,617

Earnings per share:
Basic—as reported	$0.22	$0.64

Basic—pro forma	$0.22	$0.63

Diluted—as reported	$0.22	$0.63

Diluted—pro forma	$0.22	$0.62

As a result of SFAS 123R, CONSOL Energy reevaluated its assumptions used in estimating the fair value of employee stock options granted. As part of this assessment, management determined that a combination of historical and implied volatility is a better indicator of expected volatility and future stock price trends than solely historical volatility. Therefore, expected volatility for the three and six month periods ended June 30, 2006 was based on a combination of historical and market-based implied volatility.

As part of its SFAS 123R adoption, CONSOL Energy also examined its historical pattern of stock option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations. CONSOL Energy used the Black-Scholes option pricing model to value the options for each of the employee populations.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

The table below presents the weighted average expected option life in years of the two employee populations. The expected life computation is based upon historical exercise patterns and post-vesting termination behavior of the populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Weighted average fair value of grants	$15.46	$11.88
Risk-free interest rate	5.0%	3.6%
Dividend yield	0.6%	1.5%
Expected Forfeiture Rate	2.0%	—
Expected volatility	38.5%	45.6%
Expected life in years	4.3	2.5

Option activity under the option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2005	6,450,314	$13.98
Granted	745,168	43.37
Exercised	(835,463)	15.40
Forfeited	(32,712)	15.35

Outstanding at June 30, 2006	6,327,307	$17.22	7.30	$186,685

Vested and expected to vest at June 30, 2006	6,312,404	$17.11	7.28	$186,635

Exercisable at June 30, 2006	3,592,818	$12.94	6.56	$121,353

These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 5,353,592 stock options outstanding under this plan. Additionally there are 813,791 employee stock options outstanding which are fully vested. These stock options had vesting terms ranging from six months to one year. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 159,924 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy’s closing stock price on the last trading day of the six months ended June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of CONSOL Energy’s stock. Total intrinsic value of options exercised for the three and six

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

months ended June 30, 2006 was $14,974 and $20,322 respectively. Total pre-tax fair value of options vested was $4,558 and $4,612 for the three and six months ended June 30, 2006, respectively.

Cash received from option exercises for the three and six months ended June 30, 2006 was $8,681 and $13,092, respectively. The windfall tax benefit realized for the tax deduction from option exercises totaled $4,576 and $35,796 for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, $31,232 of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.13 years.

Under the equity incentive plan, CONSOL Energy granted certain employees restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. A total of 637,926 restricted stock units were outstanding at June 30, 2006, vesting over a weighted average remaining period of 2.43 years. Compensation expense will be recognized over the vesting period of the units. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	477,572	$18.46
Granted	160,354	$42.99

Nonvested at June 30, 2006	637,926	$24.57

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and six months ended June 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$3,951	$5,539	$7,903	$11,078	$2,523	$3,175	$5,046	$6,351
Interest cost	7,061	7,255	14,123	14,510	32,416	34,854	64,833	69,709
Expected return on plan assets	(6,531)	(5,114)	(13,062)	(10,228)	—	—	—	—
Amortization of prior service costs (credit)	(271)	54	(542)	108	(14,155)	(1,843)	(28,310)	(3,686)
Recognized net actuarial loss	4,171	4,851	8,342	9,702	16,077	11,602	32,152	23,205

Net periodic benefit cost	$8,381	$12,585	$16,764	$25,170	$36,861	$47,788	$73,721	$95,579

For the three and six month period ended June 30, 2006, $50 and $574 have been paid to the pension plan. CONSOL Energy presently anticipates contributing a total of $71,000 to the pension plan in 2006.

We do not expect to contribute to the other post employment benefit plan in 2006. We intend to pay benefit claims as they become due. For the three and six month period ended June 30, 2006, $30,970 and $61,531 of other post employment benefits have been paid.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR WORKERS’ COMPENSATION:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1,490	$948	$2,981	$1,897	$7,574	$7,162	$15,147	$14,324
Interest cost	3,018	2,991	6,035	5,982	2,092	2,146	4,184	4,218
Amortization of actuarial gain	(5,462)	(5,652)	(10,925)	(11,305)	(692)	(803)	(1,384)	(1,744)
State administrative fees and insurance bond premiums	—	—	—	—	1,685	4,733	3,303	10,640
Legal and administrative costs	675	675	1,350	1,350	872	968	1,744	1,937

Net periodic (benefit) cost	$(279)	$(1,038)	$(559)	$(2,076)	$11,531	$14,206	$22,994	$29,375

CONSOL Energy does not expect to contribute to the CWP plan in 2006. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2006, $3,248 and $5,742 of CWP benefit claims have been paid, respectively.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2006. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2006, $10,065 and $23,413 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 6—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Six Months Ended June 30,
	2006		2005
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$124,242	35.0%	$49,131	35.0%
Excess tax depletion	(27,831)	(7.8)	(23,169)	(16.5)
Effect of domestic production activities deduction	(1,975)	(0.6)	(537)	(0.3)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	1,003	0.3	(4,215)	(3.0)
Net Effect of state tax	13,287	3.7	2,855	2.0
Other	308	0.1	23	—

Income Tax Expense / Effective Rate	$109,034	30.7%	$24,088	17.2%

The effective tax rate for the six months ended June 30, 2006 was calculated using the annual effective rate projection on recurring earnings.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	June 30, 2006	December 31, 2005
Coal	$89,162	$52,853
Merchandise for resale	18,123	16,995
Supplies	77,692	71,128

Total Inventories	$184,977	$140,976

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

The receivables facility allows CONSOL Energy to receive, on a revolving basis, up to $125,000. The cost of funds is consistent with commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $123 and $253 for the three and six months ended June 30, 2006, respectively. Costs associated with the receivables facility totaled $1,022 and $2,114 for the three and six months ended June 30, 2005, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in April 2007.

At June 30, 2006 and December 31, 2005, eligible accounts receivable totaled approximately $112,200 and $116,100, respectively. The subordinated retained interest approximated $112,200 and $116,100 at June 30, 2006 and December 31, 2005, respectively. No accounts receivable were removed from the consolidated balance sheet at June 30, 2006 because CONSOL Energy retained the total eligible accounts receivable. Reductions of $110,000 in the accounts receivable securitization program for the six months ended June 30, 2005 were reflected in cash flows from operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of securitization for all such sales completed in 2006 were a discount rate of 3.91% and an estimated life for eligible accounts receivables of 32 days. At June 30, 2006, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $39 and $78, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2006	2005
Plant & equipment	$4,221,199	$4,020,837
Coal properties and surface lands	1,102,145	1,079,202
Airshafts	842,390	789,270
Mine development	444,768	404,771
Leased Coal Lands	450,158	449,587
Advance Mining Royalties	357,138	352,993

Total Gross	7,417,798	7,096,660
Less: Accumulated depreciation, depletion and amortization	3,691,411	3,561,897

Total net property, plant and equipment	$3,726,387	$3,534,763

NOTE 10—DEBT:

CONSOL Energy has a $750,000 revolving credit facility which expires in 2010. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio covenant was 0.17 to 1.00 at June 30, 2006. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio covenant was 31.83 to 1.00 at June 30, 2006. At June 30, 2006, the $750,000 facility had no borrowings outstanding and $389,556 of letters of credit outstanding, leaving $360,444 of capacity available for borrowings and the issuance of letters of credit.

CNX Gas, an 81.5% subsidiary of CONSOL Energy, also has a $200,000 revolving credit facility that is unsecured, however it does contain a negative pledge provision restricting CNX Gas assets from being used to secure any other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.00 to 1.0 at June 30, 2006. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. The interest coverage ratio was met at June 30, 2006. At June 30, 2006, the CNX Gas credit agreement had no borrowings outstanding and $16,847 of letters of credit outstanding, leaving $183,153 of capacity available for borrowings and the issuance of letters of credit.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,531 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the six months ended June 30, 2006 and the year ended December 31, 2005, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations and cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of remedial action including payment of EPA’s past and future costs, is approximately $20,000. CONSOL Energy’s interim allocation among the participating PRPs is 46%. Accordingly, CONSOL Energy recognized a $9,200 liability, of which $3,000 was recognized prior to December 31, 2005. This liability is included in other accrued liabilities. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $5,200. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. There were $1,626 of costs which were recognized in the six months ended June 30, 2006. No costs were recognized in Cost of Goods Sold and Other Charges for the three months ended June 30, 2006. CONSOL Energy has funded $626 and $1,252 in the three and six month period ended June 30, 2006, respectively, to an independent trust established for this remediation. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve to eighteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs thereof were also weakening its financial condition; and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. It is anticipated that the plaintiff will seek class certification. CONSOL Energy management believes these claims are without merit and have a remote chance of being awarded. Accordingly, we have not accrued any liability associated with these claims.

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against one of our subsidiaries, Consolidation Coal Company (“CCC”), which is presently pending in the Circuit Court of Buchanan County, Virginia. The action related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. On July 26, 2006, plaintiffs filed a motion to amend the original complaint to assert additional damage claims of $3,252,000 against CCC. The plaintiffs also seek to amend the complaint to add CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants and to assert additional damage claims of $150,000 against these defendants. With respect to this action, we believe we had, and continue to have, the right to store water in these areas. The named defendants deny liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to these claims. However, it is reasonably possible that payments in the future, or the issuance of an injunction, with respect to the pending claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

Levisa Coal Company filed an action on July 10, 2006 against CCC which is presently pending in the U.S. Circuit Court of Buchanan County, Virginia. The action is for injunctive relief and declaratory judgment and seeks a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claims the water will adversely affect its remaining coal reserves and coal bed methane production, thereby impacting the plaintiff’s future royalties. We believe that CCC has the right to deposit the water in that void area. CCC intends to vigorously defend this action; consequently, we have not recognized any liability related to this action. However, if an injunction were to be issued, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

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

On September 16, 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. The mine resumed production on December 13, 2005. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. No insurance recovery for business interruption was received for this incident in the three months ended June 30, 2006. Insurance recovery for business interruption of $21,392 was received for this incident in the six months ended June 30, 2006, and accordingly was recognized as other income. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carriers.

In February 2005, CONSOL Energy’s Buchanan Mine, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs related to the fire of approximately $23,291 and $36,858, net of recognized insurance recovery, were incurred for the three and six months ended June 30, 2005, respectively. Costs to CONSOL Energy were primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated statement of income. In the year ended December 31, 2005, CONSOL Energy received $31,585 of insurance proceeds related to this incident. No receivables related to this incident were remaining at December 31, 2005. In the three and six month period ended June 30, 2006, CONSOL Energy recognized $25,015 of insurance proceeds related to this incident in other income. A $7,521 receivable was remaining at June 30, 2006. This receivable was collected in July 2006. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carriers.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 were reflected in Other Receivables at June 30, 2006 and December 31, 2005. CONSOL Energy received $1,785 of insurance proceeds related to this

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of our refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. We received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refunds of taxes for the period 1991 through 1993. CONSOL Energy has a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at June 30, 2006 and December 31, 2005. We also have a payable of $1,914 related to this claim classified in Other Liabilities at June 30, 2006 and December 31, 2005. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. CONSOL Energy believes the refund claim will be collected, although there can be no assurance that we will obtain any interest on the claim.

In 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the Trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, which was $15,000, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy water treatment obligations. The financial assurances were provided and the money was released to CONSOL Energy subsequent to June 30, 2005. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the six months ended June 30, 2005.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

At June 30, 2006, CONSOL Energy and certain subsidiaries have provided the following financial guarantees. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$303,620	$303,620	$—	$—	$—
Environmental	76,736	76,736	—	—	—
Gas	16,847	16,847	—	—	—
Other	9,200	9,200	—	—	—

Total Letters of Credit	$406,403	$406,403	$—	$—	$—

Surety Bonds:
Employee-Related	$245,501	$234,701	$10,800	$—	$—
Environmental	243,513	227,908	15,572	33	—
Gas	969	934	35	—	—
Other	6,915	6,627	288	—	—

Total Surety Bonds	$496,898	$470,170	$26,695	$33	$—

Guarantees:
Coal	$197,816	$54,042	$47,016	$61,304	$35,454
Gas	112,314	93,414	15,800	—	3,100
Other	82,639	26,895	40,663	13,283	1,798

Total Guarantees	$392,769	$174,351	$103,479	$74,587	$40,352

Total Commitments	$1,296,070	$1,050,924	$130,174	$74,620	$40,352

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

June 30, 2006

(Dollars in thousands, except per share data)

Current and Long-term debt: The fair values of long-term debt are estimated using discounted cash flow analyses, based on CONSOL Energy’s current incremental borrowing rates for similar types of borrowing arrangements.

Capital Leases: The carrying amount reported in the balance sheet for capital leases approximates its fair value due to recording the obligation at the present value of minimum lease payments.

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	June 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$345,267	$345,267	$340,640	$340,640
Long-term debt	$(444,012)	$(453,838)	$(442,996)	$(468,701)
Capital leases	$(37,018)	$(37,018)	$—	$—

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and six months ended June 30, 2006, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three and six months ended June 30, 2006, Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three and six months ended June 30, 2006, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The 2005 segment information was reclassified to conform to the 2006 presentation. Gas royalty income, gas miscellaneous revenues and expenses and various gas assets previously reported within Coal and All Other segments are now included in the Gas segment.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Industry segment results for the three months ended June 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$467,653	$62,479	$87,532	$61,978	$679,642	$92,592	$52,156	$—	$824,390
Sales—gas royalty interest	—	—	—	—	—	12,686	—	—	12,686
Sales—purchased gas	—	—	—	—	—	9,778	—	—	9,778
Freight—outside	—	—	—	37,689	37,689	—	—	—	37,689
Intersegment transfers	—	—	—	—	—	1,006	34,440	(35,446)	—

Total Sales and Freight	$467,653	$62,479	$87,532	$99,667	$717,331	$116,062	$86,596	$(35,446)	$884,543

Earnings (Loss) Before Income Taxes	$99,338	$1,550	$33,091	$(21,478)	$112,501	$61,354	$3,245	$(15,453)	$161,647	(A)

Segment asset					$3,392,222	$968,457	$181,056	$765,203	$5,306,938	(B)

Depreciation, depletion and amortization					$61,089	$8,987	$4,372	$—	$74,448

Capital Expenditures (including acquisitions)					$98,578	$42,832	$7,872	$—	$149,282

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $625 and ($12) for Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $50,196 and $2,681 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended June 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$471,818	$57,756	$51,382	$42,179	$623,135	$54,898	$30,558	$—	$708,591
Sales—related party	—	—	—	614	614	—	—	—	614
Sales—gas royalty interest	—	—	—	—	—	9,066	—	—	9,066
Sales—purchased gas	—	—	—	—	—	44,975	—	—	44,975
Freight—outside	—	—	—	31,665	31,665	—	—	—	31,665
Intersegment transfers	—	—	—	—	—	114	28,482	(28,596)	—

Total Sales and Freight	$471,818	$57,756	$51,382	$74,458	$655,414	$109,053	$59,040	$(28,596)	$794,911

Earnings (Loss) Before Income Taxes	$63,729	$2,213	$7,218	$(27,818)	$45,342	$28,130	$(1,234)	$(21,551)	$50,687	(C)

Segment asset					$2,974,398	$762,469	$174,894	$512,106	$4,423,867	(D)

Depreciation, depletion and amortization					$55,265	$8,112	$3,403	$—	$66,780

Capital Expenditures					$88,790	$22,875	$1,028	$—	$112,693

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of ($1,207),$398 and $641 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $17,264, $50,003 and $3,374 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Industry segment results for the six months ended June 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$969,123	$129,118	$174,280	$128,014	$1,400,535	$194,604	$98,452	$—	$1,693,591
Sales—gas royalty interest	—	—	—	—	—	28,493	—	—	28,493
Sales—purchased gas	—	—	—	—	—	32,130	—	—	32,130
Freight—outside	—	—	—	74,768	74,768	—	—	—	74,768
Intersegment transfers	—	—	—	—	—	2,417	70,477	(72,894)	—

Total Sales and Freight	$969,123	$129,118	$174,280	$202,782	$1,475,303	$257,644	$168,929	$(72,894)	$1,828,982

Earnings (Loss) Before Income Taxes	$195,208	$8,553	$75,899	$(36,308)	$243,352	$134,880	$5,899	$(29,155)	$354,976	(E)

Segment asset					$3,392,222	$968,457	$181,056	$765,203	$5,306,938	(F)

Depreciation, depletion and amortization					$119,653	$17,891	$8,720	$—	$146,264

Capital Expenditures (including acquisitions)					$199,280	$83,009	$36,845	$—	$319,134

(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $772 and ($53) for Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $50,196 and $2,681 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the six months ended June 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$928,210	$113,449	$122,492	$89,496	$1,253,647	$123,971	$59,321	$—	$1,436,939
Sales—related party	—	—	—	614	614	—	—	—	614
Sales—gas royalty interest	—	—	—	—	—	18,742	—	—	18,742
Sales—purchased gas	—	—	—	—	—	69,257	—	—	69,257
Freight—outside	—	—	—	61,789	61,789	—	—	—	61,789
Intersegment transfers	—	—	—	—	—	626	55,734	(56,360)	—

Total Sales and Freight	$928,210	$113,449	$122,492	$151,899	$1,316,050	$212,596	$115,055	$(56,360)	$1,587,341

Earnings (Loss) Before Income Taxes	$154,438	$(3,783)	$32,644	$(68,050)	$115,249	$70,136	$(4,761)	$(40,250)	$140,374	(G)

Segment asset					$2,974,398	$762,469	$174,894	$512,106	$4,423,867	(H)

Depreciation, depletion and amortization					$106,151	$17,212	$6,796	$—	$130,159

Capital Expenditures (including acquisitions)					$130,817	$36,642	$2,103	$—	$169,562

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of ($1,207), $219 and $2,806 for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $17,264, $50,003 and $3,374 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Segment earnings before income taxes for total reportable business segments	$173,855	$73,472	$378,232	$186,411
Segment earnings (loss) before income taxes for all other businesses	3,245	(1,234)	5,899	(5,787)
Incentive compensation (A)	(7,193)	(8,515)	(13,038)	(14,776)
Stock-based compensation expense (A)	(2,857)	(622)	(5,058)	(1,797)
Interest income (expense), net and other non-operating activity (A)	(5,403)	(12,414)	(11,059)	(23,677)

Earnings Before Income Taxes	$161,647	$50,687	$354,976	$140,374

	June 30,
	2006	2005
Total Assets:
Segment assets for total reportable business segments	$4,360,679	$3,736,867
Segment assets for all other businesses	181,056	174,894
Items excluded from segment assets:
Cash and other investments (A)	282,226	5,433
Deferred tax assets	481,058	504,136
Intangible asset—overfunded pension plan	—	248
Bond issuance costs	1,919	2,289

Total Consolidated Assets	$5,306,938	$4,423,867

(A)	Excludes amounts specifically related to the gas segment.

NOTE 14—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries (including recently acquired subsidiaries being added to the guarantee in accordance with the terms of the Notes) and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent and a guarantor subsidiary manage several assets and liabilities of all of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Income statement for the Three Months ended June 30, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$775,301	$53,818	$(4,729)	$824,390
Sales—Purchased Gas	—	9,778	—	—	9,778
Sales—Gas Royalty Interests	—	12,686	—	—	12,686
Freight—Outside	—	37,689	—	—	37,689
Other Income (including equity earnings)	134,889	34,926	8,993	(131,088)	47,720

Total Revenue and Other Income	134,889	870,380	62,811	(135,817)	932,263
Cost of Goods Sold and Other
Operating Charges	11,884	477,017	16,751	38,254	543,906
Purchased Gas Costs	—	9,986	—	—	9,986
Gas Royalty Interests’ Costs	—	10,267	—	—	10,267
Related Party Activity	(1,027)	8,494	35,229	(42,696)	—
Freight Expense	—	37,689	—	—	37,689
Selling, General and Administrative Expense	—	20,952	959	—	21,911
Depreciation, Depletion and Amortization	1,654	70,838	2,114	(158)	74,448
Interest Expense	5,039	924	290	—	6,253
Taxes Other Than Income	1,417	62,508	2,231	—	66,156

Total Costs	18,967	698,675	57,574	(4,600)	770,616

Earnings (Loss) Before Income Taxes and Minority Interest	115,922	171,705	5,237	(131,217)	161,647
Income Tax Expense	9,988	37,384	1,275	—	48,647

Earnings (Loss) before Minority Interest	105,934	134,321	3,962	(131,217)	113,000
Minority Interest	—	(7,066)	—	—	(7,066)

Net Income (Loss)	$105,934	$127,255	$3,962	$(131,217)	$105,934

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Balance Sheet at June 30, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$271,855	$63,901	$9,511	$—	$345,267
Accounts and Notes Receivable:
Trade	—	28,480	249,586	—	278,066
Other	6,925	22,197	3,135	—	32,257
Inventories	—	164,960	20,017	—	184,977
Deferred Income Taxes	144,914	—	—	—	144,914
Prepaid Expenses	18,397	49,564	715	—	68,676

Total Current Assets	442,091	329,102	282,964	—	1,054,157
Property, Plant and Equipment:
Property, Plant and Equipment	79,655	7,257,546	80,597	—	7,417,798
Less-Accumulated Depreciation, Depletion and Amortization	41,291	3,624,586	25,534	—	3,691,411

Property, Plant and Equipment—Net	38,364	3,632,960	55,063	—	3,726,387
Other Assets:
Deferred Income Taxes	336,144	—	—	—	336,144
Investment in Affiliates	2,557,239	1,239,764	—	(3,744,126)	52,877
Other	19,787	83,865	33,721	—	137,373

Total Other Assets	2,913,170	1,323,629	33,721	(3,744,126)	526,394

Total Assets	$3,393,625	$5,285,691	$371,748	$(3,744,126)	$5,306,938

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$132,754	$264	$14,578	$—	$147,596
Accounts Payable (Recoverable)- Related Parties	1,571,384	(1,829,005)	257,621	—	—
Current Portion of Long-Term Debt	—	54,844	2,000	—	56,844
Accrued Income Taxes	24,206	—	—	—	24,206
Other Accrued Liabilities	131,140	444,504	10,201	—	585,845

Total Current Liabilities	1,859,484	(1,329,393)	284,400	—	814,491
Long-Term Debt:
Long-Term Debt	248,830	132,937	11,885	—	393,652
Capital Lease Obligations	—	30,534	—	—	30,534

Total Long-Term Debt	248,830	163,471	11,885	—	424,186
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,597,997	—	—	1,597,997
Pneumoconiosis Benefits	—	403,908	—	—	403,908
Mine Closing	—	370,848	10,826	—	381,674
Workers’ Compensation	—	139,171	—	—	139,171
Deferred Revenue	—	19,436	—	—	19,436
Salary Retirement	30,883	—	—	—	30,883
Reclamation	—	4,874	24,502	—	29,376
Other	35,366	80,250	14,199	—	129,815

Total Deferred Credits and Other Liabilities	66,249	2,616,484	49,527	—	2,732,260
Minority Interest	—	116,939	—	—	116,939

Total Liabilities and Minority Interest	2,174,563	1,567,501	345,812	—	4,087,876
Stockholders’ Equity	1,219,062	3,718,190	25,936	(3,744,126)	1,219,062

Total Liabilities and Stockholders’ Equity	$3,393,625	$5,285,691	$371,748	$(3,744,126)	$5,306,938

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Income Statement for the Three Months Ended June 30, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$686,392	$22,199	$—	$708,591
Sales—Purchased Gas	—	44,975	—	—	44,975
Sales—Gas Royalty Interests	—	9,066	—	—	9,066
Sales—Related Party		614	—		614
Freight—Outside	—	31,665	—	—	31,665
Other Income (including equity earnings)	55,248	12,256	6,266	(51,532)	22,238

Total Revenue and Other Income	55,248	784,968	28,465	(51,532)	817,149
Cost of Goods Sold and Other
Operating Charges	13,437	502,934	53,076	(36,270)	533,177
Purchased Gas Costs	—	45,592	—	—	45,592
Gas Royalty Interests’ Costs	—	7,026	—	—	7,026
Related Party Activity	(63)	(10,964)	(25,801)	36,828	—
Freight Expense	—	31,665	—	—	31,665
Selling, General and Administrative Expense	—	18,540	257	—	18,797
Depreciation, Depletion and Amortization	1,652	64,864	266	(2)	66,780
Interest Expense	4,936	2,252	1	—	7,189
Taxes Other Than Income	757	55,047	432	—	56,236

Total Costs	20,719	716,956	28,231	556	766,462

Earnings (Loss) Before Income Taxes and Minority Interest	34,529	68,012	234	(52,088)	50,687
Income Tax Expense (Benefit)	(6,545)	16,076	82	—	9,613

Earnings (Loss) before Minority Interest	41,074	51,936	152	(52,088)	41,074
Minority Interest	—	—	—	—	—

Net Income (Loss)	$41,074	$51,936	$152	$(52,088)	$41,074

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Balance Sheet at December 31, 2005:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Income Statement for the Six Months Ended June 30, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,596,414	$103,880	$(6,703)	$1,693,591
Sales—Purchased Gas	—	32,130	—	—	32,130
Sales—Gas Royalty Interests	—	28,493	—	—	28,493
Freight—Outside	—	74,768	—	—	74,768
Other Income (including equity earnings)	254,052	64,674	17,335	(246,892)	89,169

Total Revenue and Other Income	254,052	1,796,479	121,215	(253,595)	1,918,151
Cost of Goods Sold and Other Operating Charges	20,734	964,268	26,944	81,510	1,093,456
Purchased Gas Costs	—	32,751	—	—	32,751
Gas Royalty Interests’ Costs	—	23,683	—	—	23,683
Related Party Activity	(3,355)	12,111	71,626	(80,382)	—
Freight Expense	—	74,768	—	—	74,768
Selling, General and Administrative Expense	—	39,924	2,067	—	41,991
Depreciation, Depletion and Amortization	3,306	140,660	4,456	(2,158)	146,264
Interest Expense	10,084	1,732	290	—	12,106
Taxes Other Than Income	3,090	130,582	4,484	—	138,156

Total Costs	33,859	1,420,479	109,867	(1,030)	1,563,175

Earnings (Loss) Before Income Taxes and Minority Interest	220,193	376,000	11,348	(252,565)	354,976
Income Tax Expense (Benefit)	(10,187)	115,249	3,972	—	109,034

Earnings (Loss) before Minority Interest	230,380	260,751	7,376	(252,565)	245,942
Minority Interest	—	(15,562)	—	—	(15,562)

Net Income (Loss)	$230,380	$245,189	$7,376	$(252,565)	$230,380

Cash Flow for the Six Months Ended June 30, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$28,464	$318,935	$1,685	$—	$349,084
Cash Flows from Investing Activities:
Capital Expenditures	$(4,667)	$(285,977)	$(3,740)	$—	$(294,384)
Acquisition of Mon River Towing and J.A.R. Barge Lines	—	(24,750)	—	—	(24,750)
Investment in Equity Affiliates	—	103	—	—	103
Other Investing Activities	—	35,184		—	35,184

Net Cash Used in Investing Activities	$(4,667)	$(275,440)	$(3,740)	$—	$(283,847)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	$(83,631)	$—	$—	$—	$(83,631)
Tax Benefit from Stock-Based Compensation	35,796	—	—	—	35,796
Dividends Paid	(25,784)	—	—	—	(25,784)
Other Financing Activities	13,071	53	(115)	—	13,009

Net Cash (Used in) Provided by Financing Activities	$(60,548)	$53	$(115)	$—	$(60,610)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

Income Statement for the Six Months Ended June 30, 2005:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,391,278	$45,661	$—	$1,436,939
Sales—Purchased Gas	—	69,257	—	—	69,257
Sales—Gas Royalty Interests	—	18,742	—	—	18,742
Sales—Related Party		614			614
Freight—Outside	—	61,789	—	—	61,789
Other Income (including equity earnings)	142,081	29,704	12,513	(137,502)	46,796

Total Revenue and Other Income	142,081	1,571,384	58,174	(137,502)	1,634,137
Cost of Goods Sold and Other Operating Charges	23,882	994,622	105,563	(71,913)	1,052,154
Purchased Gas Costs	—	70,086	—	—	70,086
Gas Royalty Interests’ Costs	—	14,463	—	—	14,463
Related Party Activity	(1,178)	(27,111)	(51,165)	79,454	—
Freight Expense	—	61,789	—	—	61,789
Selling, General and Administrative Expense	—	34,701	485	—	35,186
Depreciation, Depletion and Amortization	3,174	128,321	521	(1,857)	130,159
Interest Expense	10,355	3,757	1	—	14,113
Taxes Other Than Income	2,420	112,482	911	—	115,813

Total Costs	38,653	1,393,110	56,316	5,684	1,493,763

Earnings (Loss) Before Income Taxes and Minority Interest	103,428	178,274	1,858	(143,186)	140,374
Income Tax Expense (Benefit)	(12,858)	36,296	650	—	24,088

Earnings (Loss) before Minority Interest	116,286	141,978	1,208	(143,186)	116,286
Minority Interest	—	—	—	—	—

Net Income (Loss)	$116,286	$141,978	$1,208	$(143,186)	$116,286

Cash Flow for the Six Months Ended June 30, 2005:

	Parent	Guarantors		Non-Guarantors		Elimination		Consolidated
Net Cash (Used in) Provided by Operating Activities	$(11,466)		$169,078		$(164)		$—	$157,448

Cash Flows from Investing Activities:
Capital Expenditures	$(2,783)		$(166,779)		$—		$—	$(169,562)
Investment in Equity Affiliates	(273)		(6,565)		—		—	(6,838)
Other Investing Activities	18,715		4,404				—	23,119

Net Cash Used in Investing Activities	$15,659		$(168,940)		$—		$—	$(153,281)

Cash Flows from Financing Activities:
Payments on Short-Term Debt	$(1,700)	$		$		$		$(1,700)
Dividends Paid	(25,468)		—		—		—	(25,468)
Other Financing Activities	21,437		(166)		—		—	21,271

Net Cash (Used in) Financing Activities	$(5,731)		$(166)		$—		$—	$(5,897)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2006

(Dollars in thousands, except per share data)

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). FIN 48 provides a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We are in the process of evaluating the financial impact of adopting FIN 48, which will be effective for us beginning in 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had net income of $106 million for the three months ended June 30, 2006 compared to $41 million in the 2005 period. Net income for the 2006 period was improved primarily due to increased average sales prices for both coal and gas. Coal unit costs also decreased in the period-to-period comparison improving net income. Decreased coal unit costs were attributable to lower other post employment benefit costs, workers’ compensation costs, salary pension costs, combined fund costs, offset, in part, by higher contract mining fees, higher supply costs and higher labor costs. Net income for 2006 was also improved relative to 2005 due to expenses related to the Buchanan Mine fire that were incurred in the 2005 period. These costs were not incurred in the 2006 period. CONSOL Energy also recognized $25 million of business interruption insurance proceeds in other income related to the Buchanan Mine fire. These increases in net income were offset, in part, by higher gas unit costs. Higher gas unit costs were primarily attributable to increased firm transportation costs and power costs. Net income for the three months ended June 30, 2006 also included higher income taxes than the 2005 period due primarily to higher pre-tax earnings.

Total coal sales for the three months ended June 30, 2006 were 17.5 million tons, of which 17.2 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company produced coal. This compares with total coal sales of 17.4 million tons for the three months ended June 30, 2005, of which 17.0 million tons were produced by CONSOL Energy operations, by our equity affiliates or sold from inventory of company-produced coal. Sales of company produced coal increased in the 2006 period due to higher coal production, additional spot coal sales and advancement of 2006 customer commitments.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 21.1% to 13.6 billion cubic feet in the 2006 period compared with 11.3 billion cubic feet in the 2005 period. This increase was primarily due to the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire. Sales volumes in the 2006 period also increased as a result of additional wells coming online from our on-going drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 38.8% to $6.83 per thousand cubic feet in the 2006 period compared with $4.92 per thousand cubic feet in the 2005 period. The increase in average sales price is a result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at lower prices than the current period market prices.

On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock payable on or about May 31, 2006 to shareholders of record on May 15, 2006. The stock split was effected in the form of a stock dividend. This stock split resulted in the issuance of approximately 92.5 million additional shares of common stock. The stock split also resulted in additional shares being available for awards under the CONSOL Energy Inc. Equity Incentive Plan.

Mine accidents involving multiple fatalities occurred earlier this year in West Virginia at mines operated by other coal companies. These accidents attracted widespread public attention and have resulted in both federal government and some state government changes to statutory and regulatory control of mine safety, particularly for underground mines. Because nearly all of our mines are underground, these legislative and regulatory changes could affect our performance.

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the installation, in some states of rescue chambers – structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible; and additional training and testing requirements that are expected to create a need to hire additional employees.

In reviewing actions taken to date, we estimate that implementation of these new requirements could cost $10 million to $37 million during the period from now until the end of 2007. The actual costs will depend primarily on: the number of additional SCSR oxygen units purchased; the design requirements as well as the extent of deployment of rescue chambers; final interpretation of other regulatory requirements; and final approval of mine-by-mine implementation plans. Nearly half the estimated additional costs are related to the purchase of additional SCSR oxygen units.

We did not have material expense or cost related to these regulatory requirements during the reporting period. We also are reviewing our coal sales agreements to determine the degree to which costs related to these regulatory requirements may be passed through to customers. While the amount will vary from contract to contract, we believe that some portion of the cost of implementation can be passed to the customer in most of our existing sales agreements.

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Net Income

Net income changed primarily due to the following items (table in millions):

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$679	$623	$56	9.0%
Produced Gas Sales	92	55	37	67.3%
Gas Royalty Interest	13	9	4	44.4%
Purchased Gas Sales	10	45	(35)	(77.8)%
Other Sales and Other Income	138	85	53	62.4%

Total Revenue and Other Income	932	817	115	14.1%
Coal Cost of Goods Sold—Produced and Purchased	421	426	(5)	(1.2)%
Produced Gas Cost of Goods Sold	26	20	6	30.0%
Gas Royalty Interest Costs of Goods Sold	10	7	3	42.9%
Purchased Gas Cost of Goods Sold	10	46	(36)	(78.3)%
Other Cost of Goods Sold	97	87	10	11.5%

Total Cost of Goods Sold	564	586	(22)	(3.8)%
Other	206	180	26	14.4%

Total Costs	770	766	4	0.5%

Earnings Before Income Taxes and Minority Interest	162	51	111	217.6%
Income Tax Expense	49	10	39	390.0%

Earnings Before Minority Interest	113	41	72	175.6%
Minority Interest	(7)	—	(7)	(100.0)%

Net Income	$106	$41	$65	158.5%

Net income for the 2006 period was improved primarily due to increased average sales prices for both coal and gas. Coal unit costs also decreased in the period-to-period comparison improving net income. Decreased coal unit costs were attributable to lower other post employment benefit costs, workers’ compensation costs, salary pension costs, combined fund costs, offset, in part, by higher contract mining fees, higher supply costs and higher labor costs. Net income for 2006 was also improved relative to 2005 due to expenses related to the Buchanan Mine fire that were incurred in the 2005 period. These costs were not incurred in the 2006 period. CONSOL

Energy also recognized $25 million of business interruption insurance proceeds in other income related to the Buchanan Mine fire. These increases in net income were offset, in part, by higher gas unit costs. Higher gas unit costs were primarily attributable to higher firm transportation costs and higher power costs. Net income for the three months ended June 30, 2006 also included higher income taxes than the 2005 period due primarily to higher pre-tax earnings.

Revenue

Revenue and other income increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Sales
Produced Coal (including related party)	$661	$606	$55	9.1%
Purchased Coal	18	17	1	5.9%
Produced Gas	92	55	37	67.3%
Gas Royalty Interest	13	9	4	44.4%
Purchased Gas	10	45	(35)	(77.8)%
Industrial Supplies	33	22	11	50.0%
Other	19	9	10	111.1%

Total Sales	846	763	83	10.9%
Freight Revenue (including related party)	38	32	6	18.8%
Other Income	48	22	26	118.2%

Total Revenue and Other Income	$932	$817	$115	14.1%

The increase in company produced coal sales revenue, including related party, during the 2006 period was due mainly to the increase in average sales price per ton.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.2	17.0	0.2	1.2%
Average Sales Price Per Ton	$38.40	$35.66	$2.74	7.7%

The increase in average sales price primarily reflects stronger prices negotiated in 2005 and early 2006 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. Sales of company produced coal increased in the 2006 period due to higher coal production, additional spot coal sales and advancement of 2006 customer commitments. The 2005 period production and sales volumes were impacted by the Buchanan Mine fire that occurred on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005.

The increase in company-purchased coal sales revenue was due to higher average sales prices.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.3	0.3	—	—
Average Sales Price Per Ton	$57.22	$49.62	$7.60	15.3%

The increase in produced gas sales revenue was primarily due to a higher average sales price per thousand cubic feet and increased volumes sold in the 2006 period compared to the 2005 period.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	13.6	11.2	2.4	21.4%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$6.82	$4.91	$1.91	38.9%

The increase in average sales price is the result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period. The prior period had a large portion of production locked in at lower prices than the current period market prices. Periodically, CNX Gas enters into physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended June 30, 2006, these physical and financial hedges represented approximately 4.6 billion cubic feet of our gas sales volumes at an average price of $7.73 per million cubic feet, compared to approximately 9.8 billion cubic feet at an average price of $4.62 per million cubic feet for the three months ended June 30, 2005. The 2006 period sales volumes were higher than the 2005 period sales volumes. This was due primarily to the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire. Sales volumes in the 2006 period also increased as a result of additional wells coming online from our on-going drilling program.

	2006 Period	2005 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.6	0.3	18.8%
Average Sales Price Per Thousand Cubic Feet	$6.82	$5.66	$1.16	20.5%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold, on their behalf, by CNX Gas. The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at lower prices than the current period market prices.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	1.4	6.4	(5.0)	(78.1)%
Average Sales Price Per thousand cubic feet	$6.80	$7.03	$(0.23)	(3.3)%

Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with the Emerging Issues Task Force (EITF) on Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, we have historically increased our revenues and our costs. However, because of the January 1, 2006 application of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” reported purchased gas sales and volumes have decreased. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006 to be combined and reflected as transportation expense. The net result of transactions that meet the above criteria are reflected in Costs of Goods Sold and Other Charges as transportation expense in the current year. Additionally, there are some small volumes of gas we purchased from third party producers at market prices, less our gathering charge.

The $11 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and higher average sales prices.

The $10 million increase in other sales was primarily attributable to revenues from river barge towing. CONSOL Energy has an initiative to increase towing revenues for outside parties now that we are no longer restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. In January 2006, CONSOL Energy completed the acquisition of Mon River Towing, which contributed to the increase in revenues.

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

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Business Interruption Proceeds	$25	$—	$25	100.0%
Royalty Income	6	6	—	—
Interest Income	4	—	4	100.0%
Gain on Sale of Assets	2	9	(7)	(77.8)%
Other miscellaneous	11	7	4	57.1%

Total other income	$48	$22	$26	118.2%

Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind our longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the fire at Buchanan Mine. During the three months ended June 30, 2006, CONSOL Energy received notice from the insurance companies that $25 million would be paid to CONSOL Energy. The $25 million was recognized as other income, coal segment recognized $21 million and gas segment recognized $4 million. Approximately $17 million of this amount has been received as of June 30, 2006. The remaining $8 million was collected in July 2006. We are pursuing additional recoveries from our insurance carriers related to this incident. There can be no assurance that we will obtain any additional recovery from our insurance carriers related to this claim.

Royalty income was consistent in the period-to-period comparison.

Interest income increased in the period-to-period due to our improved cash position. Cash and cash equivalent balances at June 30, 2006 were $345.3 million compared to $4.7 million at June 30, 2005. The improved cash position was primarily due to the August 2005 sale of 18.5% interest in CNX Gas stock. The private sale of this stock resulted in $420.2 million of proceeds.

The decrease in gain on sale of assets in the 2006 period reflects various transactions that occurred throughout both periods, none of which were individually material.

Other income increased approximately $4 million due to various transactions that occurred throughout both periods, none of which are individually material.

Costs

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$401	$407	$(6)	(1.5)%
Purchased Coal	20	19	1	5.3%
Produced Gas	26	20	6	30.0%
Royalty Interest Gas	10	7	3	42.9%
Purchased Gas	10	46	(36)	(78.3)%
Industrial Supplies	33	24	9	37.5%
Closed and Idle Mines	30	20	10	50.0%
Other	34	43	(9)	(20.9)%

Total Cost of Goods Sold	$564	$586	$(22)	(3.8)%

Increased cost of goods sold and other charges for company-produced coal was due mainly to an increase in volume of produced coal sold, offset by a decrease in average unit cost per ton sold.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.2	17.0	0.2	1.2%
Average Cost of Goods Sold and Other Charges Per Ton	$23.29	$23.92	$(0.63)	(2.6)%

Average costs of goods sold and other charges for produced coal decreased in the period-to-period comparison due mainly to lower unit costs. The decrease is attributable to lower other post employment benefit costs, workers’ compensation costs, salary pension costs, combined fund costs, offset, in part, by higher contract mining fees, higher supply costs and higher labor costs. Other post employment benefit costs are lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer, whether or not the beneficiary enrolled in the Act. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and will be amortized to earnings. Workers’ compensation expenses have been reduced due to lower state administrative fees charged by the state of West Virginia due to changes in that states’ workers’ compensation program. Salary pension costs have been reduced due to plan amendments which were effective as of January 1, 2006. The plan amendments changed the salary employee benefits that are being earned from January 1, 2006 forward. Pension costs have also been reduced in the period-to-period comparison due to higher expected earnings on plan assets due to additional funding made to the pension trust in the quarter ended September 30, 2005. Unit costs were also improved due to lower combined fund costs as a result of lower monthly premiums. These improvements in unit costs were offset, in part, by higher contract mining fees. Higher contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Supply costs per ton sold also increased. Higher supply costs were attributable to additional maintenance projects and increased cost for petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Supply costs have also increased due to additional costs being incurred related to adoption of new safety regulations, as previously discussed. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units. New employees have also been added as trainees which will replace skilled employees expected to retire between now and the end of the decade. Increased employee counts are also attributable to maintain underground belt haulage systems and complete additional roof and rib support. Additional roof and rib support requirements have been necessary due to changes in underground geology and mining conditions. Labor rates were increased in order to stay competitive in certain labor markets.

Purchased coal cost of goods sold and other charges increased in the 2006 period compared to the 2005 period.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.3	0.3	—	—
Average Cost of Goods Sold and Other Charges Per Ton	$62.88	$54.56	$8.32	15.2%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Gas cost of goods sold and other charges increased due primarily to an increase of 21.4% in volumes of produced gas sold.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	13.6	11.2	2.4	21.4%
Average Cost Per Thousand Cubic Feet	$1.94	$1.77	$0.17	9.6%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to firm transportation capacity on the Columbia Gas Transmission Corporation (TCO) pipeline. Firm transportation costs increased approximately $0.22 per thousand cubic feet in the period-to-period comparison. Approximately $0.11 per thousand cubic feet of the firm transportation increase is the result of the application of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” as of January 1, 2006. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 to be combined and reflected as transportation expense. Previously, these transactions were accounted for as purchased gas revenue and purchased gas expense. The other increases in firm transportation per thousand cubic feet were due to additional fees to purchase firm transportation capacity on the TCO interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CNX Gas. The potential curtailments are due to increased demand for pipeline access in the 2006 period. Unit costs also increased due to higher power costs. Power costs per unit were $0.04 per thousand cubic feet higher due to both increased megawatt hour rates charged by the power companies and the conversion of several gas powered compressor stations to electric power after the 2005 period. Produced gas cost of goods sold per unit also increased by $0.07 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which are individually material. These increases in unit costs were offset, in part, by lower well maintenance costs per unit. Maintenance costs per unit decreased $0.16 per thousand cubic feet in the period-to-period comparison. This improvement was due to maintenance projects being accelerated in prior periods. The improvement was also due to efficiencies in the water collection infrastructure being realized subsequent to the improvements that were made in the prior year. Well maintenance costs per unit also decreased due to additional production in the period-to-period comparison.

	2006 Period	2005 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.6	0.3	18.8%
Average Cost Per Thousand Cubic Feet	$5.50	$4.36	$1.14	26.1%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold, on their behalf, by CNX Gas. Although average market prices period-to-period are relatively flat, the increase in average cost per unit is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at lower prices than the current period market prices.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	1.4	6.4	(5.0)	(78.1)%
Average Cost Per Thousand Cubic Feet	$6.94	$7.13	$(0.19)	(2.7)%

Included in purchased gas costs are costs related to the volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically increased our revenues and our costs. However, because we adopted EITF 04-13 on January 1, 2006, reported purchased gas sales and volumes have decreased. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 to be combined and reflected as transportation expense as discussed previously. Additionally, there are some small volumes of gas we purchase from third party producers at market prices, less our gathering charge.

Industrial supplies cost of goods sold increased $9 million primarily due to higher sales volumes and unit cost increases.

Closed and idle mine cost of goods sold and other charges increased approximately $10 million in the 2006 period compared to the 2005 period. These expenses increased $8 million due to Shoemaker Mine and VP #8 Mine being idled for the majority of the 2006 period. Shoemaker Mine and VP #8 Mine were in production for the full 2005 period. The increase was also attributable to higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were the result of updated engineering surveys. Survey adjustments resulted in $4 million of additional expense in the 2006 period for closed and idled locations compared to the results of the survey adjustment in the 2005 period. Closed and idle mine cost of good sold and other charges were improved $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Buchanan mine fire	$—	$20	$(20)	(100.0)%
Terminal/River operations	11	5	6	120.0%
Stock-based compensation	3	1	2	200.0%
Miscellaneous transactions	20	17	3	17.6%

Total Miscellaneous Cost of Goods Sold and Other Charges	$34	$43	$(9)	(20.9)%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred for the Buchanan Mine fire, net of expected insurance recovery, for the three months ended June 30, 2005 were $20 million.

CONSOL Energy has an initiative to increase towing revenues for outside parties now that we are no longer restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. This initiative to increase revenues has also increased costs. In January, 2006, CONSOL Energy completed the acquisition of Mon River Towing, which also contributed to the increase in costs.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), Stock-based compensation expense now includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006. The grant-date fair value is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to implementing SFAS 123R, CONSOL Energy followed previously issued accounting guidance which did not require compensation expense to be recognized for stock option awards. Also, in April 2004, CONSOL Energy began to issue restricted stock units as part of its equity incentive plan. Compensation cost for the restricted stock units is based upon the closing share price at the date of grant and is recognized over the vesting period of the units. The increase in stock-based compensation expense in the 2006 period is also due to additional compensation costs for restricted stock unit grants that occurred in the 2006 period.

Miscellaneous cost of goods sold and other charges increased $3 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Freight expense	$38	$32	$6	18.8%

Selling, general and administrative costs have increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Professional, consulting and other purchased services	$6	$4	$2	50.0%
Wages and salaries	8	7	1	14.3%
Other	8	8	—	—%

Total Selling, General and Administrative	$22	$19	$3	15.8%

Costs of professional consulting and other purchased services were higher in the 2006 period compared to the 2005 period primarily due to additional costs related to CNX Gas, an 81.5% subsidiary, being a separate publicly traded company and services provided related to various corporate initiatives.

Wages and salaries have increased in the period-to-period comparison due to additional positions being added related to CNX Gas being a separate publicly traded company.

Other selling, general and administrative cost remained consistent in the period-to-period comparison.

Depreciation, depletion and amortization increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Coal	$61	$55	$6	10.9%
Gas:
Production	6	5	1	20.0%
Gathering	3	3	—	—

Total Gas	9	8	1	12.5%
Other	4	4	—	—

Total Depreciation, Depletion and Amortization	$74	$67	$7	10.4%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2005 period. Assets placed in service after the 2005 period include various airshafts, longwall assets, haulage assets and various other projects completed at our mines.

Gas production depreciation, depletion and amortization increased slightly due to additional volumes being produced in the 2006 period compared to the 2005 period. Gas gathering depreciation, depletion and amortization remained consistent in the period-to-period comparison. Gathering depreciation, depletion and amortization is recorded on a straight-line basis.

Interest expense decreased in the 2006 period compared to the 2005 period.

	2006 Period	2005 Period	Dollar Variance	Percentage Change
12 year and 15 year secured notes	$6	6	$—	—%
Other	—	1	(1)	(100.0)%

Total Interest Expense	$6	$7	$(1)	(14.3)%

Other interest expense decreased due to higher amounts of interest capitalized in the 2006 period compared to the 2005 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2006 period, primarily due to the slope, overland belt and preparation plant projects at the Robinson Run Mine.

Taxes other than income increased primarily due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$42	$35	$7	20.0%
Gas	3	2	1	50.0%

Total Production Taxes	45	37	8	21.6%
Other taxes:
Coal	17	16	1	6.3%
Gas	1	1	—	—%
Other	3	2	1	50.0%

Other	21	19	2	10.5%

Total Taxes Other Than Income	$66	$56	$10	17.9%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher average sales price and higher production volumes. Severance taxes have also increased due to an additional tax imposed by the state of West Virginia. Under the new West Virginia severance tax rules, an additional $0.56 per ton of coal produced is due to the state.

Increased gas production taxes are primarily due to higher severance taxes attributable to higher average sales price for gas and higher sales volumes.

Other coal taxes and other miscellaneous taxes increased primarily due to capital stock and franchise taxes. Additional capital stock and franchise taxes are attributable to the higher earnings achieved in the year ended December 31, 2005. Other coal taxes also increased due to higher property taxes. Property tax increases are primarily attributable to higher assessments in various counties where our coal property holdings are located.

Income Taxes

	2006 Period	2005 Period	Variance	Percentage Change
Earnings Before Income Taxes	$162	$51	$111	217.6%
Tax Expense (Benefit)	$49	$10	$39	390.0%
Effective Income Tax Rate	30.1%	19.0%	11.1%

CONSOL Energy’s effective tax is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q.

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net Income

Net income changed primarily due to the following items (table in millions):

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased (Outside and Related Party)	$1,400	$1,254	$146	11.6%
Produced Gas Sales	195	124	71	57.3%
Gas Royalty Interest	28	19	9	47.4%
Purchased Gas Sales	32	69	(37)	(53.6)%
Other Sales and Other Income	263	168	95	56.5%

Total Revenue and Other Income	1,918	1,634	284	17.4%
Coal Cost of Goods Sold—Produced and Purchased	872	835	37	4.4%
Produced Gas Cost of Goods Sold	49	38	11	28.9%
Gas Royalty Interest Cost of Goods Sold	24	14	10	71.4%
Purchased Gas Cost of Goods Sold	33	70	(37)	(52.9)%
Other Cost of Goods Sold	172	180	(8)	(4.4)%

Total Cost of Goods Sold	1,150	1,137	13	1.1%
Other	413	357	56	15.7%

Total Costs	1,563	1,494	69	4.6%

Earnings before Income Taxes and Minority Interest	355	140	215	153.6%
Income Tax Expense	109	24	85	354.2%

Earnings Before Minority Interest	246	116	130	112.1%
Minority Interest	(16)	—	(16)	(100.0)%

Net Income	$230	$116	$114	98.3%

Net income for the 2006 period was improved primarily due to increased average sales prices for both coal and gas. Net income for 2006 was also improved relative to 2005 due to expenses related to the Buchanan Mine fire that were incurred in the 2005 period. These costs were not incurred in the 2006 period. CONSOL Energy also recognized $46 million of other income related to our business interruption related to the Buchanan Mine fire. These improvements to net income were offset, in part, by higher unit costs for coal and gas in the period-to-period comparison. Increased coal unit costs were attributable to higher supply costs, labor costs, subsidence costs and contract mining fee costs, offset, in part, by lower other post employment benefit costs, workers’ compensation costs, salary pension costs and combined fund costs. Higher gas unit costs were primarily attributable to higher firm transportation costs and power costs. Net income for the six months ended June 30, 2006 also included higher income taxes than the 2005 period due primarily to higher pre-tax earnings.

Revenue

Revenue and other income increased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Sales
Produced Coal-Outside and Related Party	$1,359	$1,216	$143	11.8%
Purchased Coal	41	38	3	7.9%
Produced Gas	195	124	71	57.3%
Gas Royalty Interest	28	19	9	47.4%
Purchased Gas	32	69	(37)	(53.6)%
Industrial Supplies	63	43	20	46.5%
Other	36	17	19	111.8%

Total Sales	1,754	1,526	228	14.9%
Freight Revenue (Outside and Related Party)	75	62	13	21.0%
Other Income	89	46	43	93.5%

Total Revenue and Other Income	$1,918	$1,634	$284	17.4%

The increase in company produced coal sales revenue, including related party, during the 2006 period was due to the increase in average sales price per ton and increased sales volumes.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	35.0	34.4	0.6	1.7%
Average Sales Price Per Ton	$38.86	$35.34	$3.52	10.0%

Increased average sales price primarily reflects stronger prices negotiated in 2005 and early 2006 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. Sales of company produced coal increased in the 2006 period due to higher coal production, additional spot coal sales and advancement of 2006 customer commitments. The 2005 period production and sales volumes were impacted by the Buchanan Mine fire that occurred on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005.

The increase in company-purchased coal sales revenue was due to the increased average sales price per ton of purchased coal.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.7	0.7	—	—
Average Sales Price Per Ton	$58.11	$52.34	$5.77	11.0%

Higher average sales prices were primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets.

The increase in gas sales revenue was due to a higher average sales price per thousand cubic feet sold and increased volumes in the 2006 period compared to the 2005 period.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	27.0	23.3	3.7	15.9%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$7.22	$5.31	$1.91	36.0%

The increase in average sales price is the result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period. The prior period had a large portion of production locked in at lower prices than the current period market prices. Periodically, CNX Gas enters into physical gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the six months ended June 30, 2006, these physical and financial hedges represented approximately 8.3 billion cubic feet of our gas sales volumes at an average price of $7.35 per million cubic feet, compared to approximately 19.3 billion cubic feet at an average price of $4.94 per million cubic feet for the six months ended June 30, 2005. The 2006 period sales volumes were higher than the 2005 period sales volumes. This was due primarily to the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire. Sales volumes in the 2006 period also increased as a result of additional wells coming online from our on-going drilling program.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.7	3.4	0.3	8.8%
Average Sales Price Per thousand cubic feet	$7.71	$5.59	$2.12	37.9%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold, on their behalf, by CNX Gas. The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at lower prices than the current period market prices.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	4.0	10.2	(6.2)	(60.8)%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$8.11	$6.77	$1.34	19.8%

Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with the Emerging Issues Task Force (EITF) on Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, we have historically increased our revenues and our costs. However, because of the January 1, 2006 application of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty”, reported purchased gas sales and volumes have decreased. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 to be combined and reflected as transportation expense. The net result of transactions that meet the above criteria are reflected in Costs of Goods Sold and Other Charges as transportation expense in the current year. Additionally, there are some small volumes of gas we purchased from third party producers at market prices, less our gathering charge.

The $20 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and higher average sales prices.

The $19 million increase in other sales was primarily attributable to revenues from river barge towing. CONSOL Energy has an initiative to increase towing revenues for outside parties now that we are no longer being restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. In January, 2006, CONSOL Energy completed the acquisition of Mon River Towing, which contributed to the increase in revenues.

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

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Business Interruption Insurance	$46	$—	$46	100.0%
Interest income	8	2	6	300.0%
Royalty income	14	12	2	16.7%
Gain on sale of assets	3	11	(8)	(72.7)%
Harmar Trust Settlement	—	6	(6)	(100.0)%
Equity in income (loss) of affiliates	1	2	(1)	(50.0)%
Other miscellaneous	17	13	4	30.8%

Total other income	$89	$46	$43	93.5%

Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind our longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the fire at Buchanan Mine. During the 2006 period, CONSOL Energy received notice from the insurance companies that $25 million would be paid to CONSOL Energy. The $25 million was recognized as other income, coal segment recognized $21 million and gas segment recognized $4 million. Approximately $17 million of this amount has been received as of June 30, 2006. The remaining $8 million was received in July 2006. We are pursuing additional recoveries from our insurance carriers related to this incident. There can be no assurance that we will obtain any additional recovery from our insurance carriers related to this claim. Buchanan Mine also experience a problem with the mine’s skip hoist mechanism on September 16, 2005 which caused the mine to be idled. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. In the period ended June 30, 2006, we received an advance for business interruption claims resulting from this incident from the insurance companies. The advance was recognized as other income in the period received. Our final claim related to this incident has not yet been filed with the insurance company. There can be no assurance that we will obtain any additional recovery from our insurance carriers related to this claim.

Interest income increased in the period-to-period comparison due to our improved cash position. Cash and cash equivalent balances at June 30, 2006 were $345.3 million compared to $4.7 million at June 30, 2005. The improved cash position was primarily due to the August 2005 sale of 18.5% interest in CNX Gas stock. The private sale of this stock resulted in $420.2 million of proceeds.

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

The $4 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$828	$793	$35	4.4%
Purchased Coal	44	42	2	4.8%
Produced Gas	49	38	11	28.9%
Gas Royalty Interest	24	14	10	71.4%
Purchased Gas	33	70	(37)	(52.9)%
Industrial Supplies	62	48	14	29.2%
Closed and Idle Mines	49	34	15	44.1%
Other	61	98	(37)	(37.8)%

Total Cost of Goods Sold	$1,150	$1,137	$13	1.1%

Increased cost of goods sold and other charges for company-produced coal were due mainly to a 2.7% increase in cost per ton of produced coal sold and a 1.7% increase in sales volumes.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	35.0	34.4	0.6	1.7%
Average Cost of Goods Sold and Other Charges Per Ton	$23.66	$23.04	$0.62	2.7%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, labor costs, subsidence costs and contract mining fee costs. Higher supply costs were attributable to additional maintenance projects and increased cost for petroleum products and chemicals, such as diesel fuel and magnetite, used in the mining and coal preparation process. Supply costs have also increased due to additional costs being incurred related to adoption of new safety regulations, as previously discussed. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units. New employees have also been added as trainees which will replace skilled employees expected to retire between now and the end of the decade. Increased employee counts are also attributable to maintain underground belt haulage systems and complete additional roof and rib support. Additional roof and rib support requirements have been necessary due to changes in underground geology and mining conditions. Labor rates were increased in order to stay competitive in certain labor markets. Subsidence costs increased due to the location of mining activities affecting more surface structures in the 2006 period than in the 2005 period. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2006 period compared to the 2005 period. These increases in costs were offset, in part, by lower other post employment benefit costs, workers’ compensation costs, salary pension costs and combined fund costs. Other post employment benefit costs were lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer, whether or not the beneficiary enrolled in the Act. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and will be amortized to earnings. Workers’ compensation expenses have been reduced due to lower state administrative fees charged by the state of West Virginia due to changes in that state’s workers’ compensation program. Salary pension costs have been reduced due to plan amendments which were effective as of January 1, 2006. The plan amendments changed the salary employee benefits that are being earned from January 1, 2006 forward. Pension costs have also been reduced in the period-to-period comparison due to higher expected return on plan assets due to additional funding made to the pension trust in the quarter ended September 30, 2005. Unit costs were also improved due to lower combined fund costs as a result of lower monthly premiums.

Purchased coal cost of goods sold and other charges increased in the 2006 period compared to the 2005 period.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.7	0.7	—	—
Average Cost of Goods Sold and Other Charges Per Ton	$61.85	$58.07	$3.78	6.5%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Produced gas cost of goods sold and other charges increased due to higher unit costs and increased sales volumes.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	27.0	23.3	3.7	15.9%
Average Cost Per Thousand Cubic Feet	$1.81	$1.62	$0.19	11.7%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to firm transportation. Firm transportation costs increased approximately $0.16 per thousand cubic feet in the period-to-period comparison. Approximately $0.08 per thousand cubic feet of the firm transportation increase is the result of the application of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” as of January 1, 2006. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 to be combined and reflected as transportation expense. Previously, these transactions were accounted for as purchased gas revenue and purchased gas expense. Approximately $0.08 per thousand cubic feet of the increase in firm transportation was due to additional fees to purchase firm transportation capacity on the TCO interstate pipeline because of potential curtailments on portions of shipment capacity allocated to CNX Gas. The potential curtailments are due to increased demand for pipeline access in the 2006 period. Unit costs also increased due to higher power costs. Power costs per unit were $0.05 per thousand cubic feet higher due to both increased megawatt hour rates charged by the power company and the conversion of several gas powered compressor stations to electric power after the 2005 period. Produced gas cost of goods sold per unit also increased by $0.03 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which are individually material. These increases in unit costs were offset, in part, by lower well maintenance costs per unit. Maintenance costs per unit decreased $0.05 per thousand cubic feet in the period-to-period comparison. This improvement was due to maintenance projects being accelerated in prior periods. The improvement was also due to efficiencies in the water collection infrastructure being realized subsequent to the improvements that were made in the prior year. Well maintenance costs per unit also decreased due to additional production in the period-to-period comparison.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.7	3.4	0.3	8.8%
Average Cost Per Thousand Cubic Feet	$6.39	$4.30	$2.09	48.6%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold, on their behalf, by CNX Gas. Although average market prices period-to-period are relatively flat, the increase in average cost per unit is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at lower prices than the current period market prices. Volumes increased as a result of additional wells coming online from our on-going drilling program.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	4.0	10.2	(6.2)	(60.8)%
Average Cost Per Thousand Cubic Feet	$8.27	$6.85	$1.42	20.7%

In connection with the purchase of firm transportation capacity on the TCO pipeline, we simultaneously purchased gas from and sold gas to the same counterparties between the segmentation and interruptible pools on the TCO pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically increased our revenues and our costs. However, because we adopted EITF 04-13 on January 1, 2006, reported purchased gas sales and volumes have decreased. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 to be combined and reflected as transportation expense as discussed previously.

Industrial supplies cost of goods sold increased $14 million primarily due to higher sales volumes and higher unit costs.

Closed and idle mine cost of goods sold increased $15 million in the 2006 period compared to the 2005 period. These expenses increased $8 million due to Shoemaker Mine and VP #8 Mine being shut down for approximately three months of the 2006 period. Shoemaker Mine and VP #8 Mine were in production for the full 2005 period. The increase was also attributable to higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were the result of updated engineering surveys. Survey adjustments resulted in $4 million of additional expense in the 2006 period for closed and idled locations compared to the results of the survey adjustment in the 2005 period. Closed and idle mine cost of good sold and other charges also increased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Buchanan Mine fire	$—	$32	$(32)	(100.0)%
Sales contract buy outs	—	13	(13)	(100.0)%
Bank fees	4	8	(4)	(50.0)%
Incentive compensation	14	15	(1)	(6.7)%
Terminal/River operations	20	12	8	66.7%
Stock-based compensation expense	5	2	3	150.0%
Miscellaneous transactions	18	16	2	12.5%

Total Miscellaneous Cost of Goods Sold and Other Charges	$61	$98	$(37)	(37.8)%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred for the Buchanan Mine fire, net of expected insurance recovery, for the six months ended June 30, 2005 were $32 million.

In the 2005 period, agreements were made to buy out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher pricing. No such agreements were made in the 2006 period.

Bank fees decreased primarily due to no borrowings on our credit facility being made throughout the 2006 period.

Incentive compensation expense decreased due mainly to the level of earnings achieved in the 2006 period compared to projected 2006 annual earnings, compared to the level of earnings achieved in the 2005 period compared to projected 2005 annual earnings. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

CONSOL Energy has an initiative to increase towing revenues for outside parties now that we are no longer restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. This initiative to increase revenues has also increased costs. In January, 2006, CONSOL Energy completed the acquisition of Mon River Towing, which also contributed to the increase in costs.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), Stock-based compensation expense now includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006. The grant-date fair value is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to implementing SFAS 123R, CONSOL Energy followed previously issued accounting guidance which did not require compensation expense to be recognized for stock options award. Also, in April 2004, CONSOL Energy began to issue restricted stock units as part of its equity incentive plan. Compensation cost for the restricted stock units is based upon the closing share price at the date of grant and is recognized over the vesting period of the units. The increase in stock-based compensation expense in the 2006 period is also due to additional compensation costs for restricted stock unit grants that occurred in the 2006 period.

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

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$75	$62	$13	21.0%

Selling, general and administrative costs have increased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Professional, consulting and other purchased services	$11	$6	$5	83.3%
Wages and salaries	16	13	3	23.1%
Other	15	16	(1)	(6.3)%

Total Selling, General And Administrative	$42	$35	$7	20.0%

Costs of professional, consulting and other purchased services were higher in the 2006 period compared to the 2005 period primarily due to additional costs related to CNX Gas, an 81.5% subsidiary, being a separate publicly traded company and to services provided for various corporate initiatives.

Wages and salaries have increased in the period-to-period comparison due to additional positions being added related to CNX Gas being a separate publicly traded company.

Other selling, general and administrative costs decreased approximately $1 million primarily due to lower other post employment benefit costs. Other post employment benefit costs were lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer, whether or not the beneficiary enrolled in the Act. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and is being amortized to earnings.

Depreciation, depletion and amortization increased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Coal	$120	$106	$14	13.2%
Gas:
Production	12	11	1	9.1%
Gathering	6	6	—	—

Total Gas	18	17	1	5.9%
Other	8	7	1	14.3%

Total Depreciation, Depletion and Amortization	$146	$130	$16	12.3%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2005 period. Assets placed in service after the 2005 period include various airshafts, longwall assets, haulage assets and various other projects completed at our mines.

Gas production depreciation, depletion and amortization increased slightly in the period-to- period comparison primarily due to additional volumes produced. Gas gathering depreciation, depletion and amortization remained consistent in the period-to-period. Gathering depreciation, depletion and amortization is recorded on a straight-line basis.

Other depreciation increased $1 million in the 2006 period primarily due to the January 2006, acquisition of Mon River Towing.

Interest expense decreased in the 2006 period compared to the 2005 period.

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
12 year and 15 year secured notes	$12	$12	$—	—
Other	—	2	(2)	(100.0)%

Total Interest Expense	$12	$14	$(2)	(14.3)%

Other interest expense decreased due to higher amounts of interest capitalized in the 2006 period compared to the 2005 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2006 period, primarily due to the slope, overland belt and preparation plant projects at the Robinson Run Mine.

Taxes other than income increased primarily due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$86	$71	$15	21.1%
Gas	6	4	2	50.0%

Total Production Taxes	92	75	17	22.7%
Other taxes:
Coal	38	35	3	8.6%
Gas	2	2	—	—
Other	6	4	2	50.0%

Other	46	41	5	12.2%

Total Taxes Other Than Income	$138	$116	$22	19.0%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher average sales price and to higher coal volumes. Severance taxes have also increased due to an additional tax imposed by the state of West Virginia. Under the new West Virginia severance tax rules, an additional $0.56 per ton of coal produced is due to the state.

Increased gas production taxes are primarily due to higher severance taxes attributable to higher average sales price for gas and higher sales volumes.

Other coal taxes and other miscellaneous taxes increased primarily due to capital stock and franchise taxes. Additional capital stock and franchise taxes are attributable to the higher earnings achieved in the year ended December 31, 2005. Other coal taxes also increased due to higher property taxes. Property tax increases are primarily attributable to higher assessments in various counties where our coal holdings are located.

Income Taxes

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes and Minority Interest	$355	$140	$215	153.6%
Tax Expense (Benefit)	109	24	85	354.2%
Effective Income Tax Rate	30.7%	17.2%	13.5%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statements of this Form 10-Q.

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. We utilize a $750 million revolving credit facility which expires in 2010. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.17 to 1.00 at June 30, 2006. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 31.83 to 1.00 at June 30, 2006. At June 30, 2006, this facility had approximately $390 million letters of credit issued and had no outstanding borrowings, leaving approximately $360 million of unused capacity.

On October 7, 2005, CNX Gas, an 81.5% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.00 to 1.00 at June 30, 2006. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was met at June 30, 2006. At June 30, 2006, this facility had approximately $17 million letters of credit issued and had no outstanding borrowings, leaving approximately $183 million of unused capacity. As a result of entering into the new credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005 are also guarantors of CONSOL Energy’s 7.875% bonds.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in April 2007. No accounts receivable were removed from the consolidated balance sheet related to this facility during the six months ended June 30, 2006 as all eligible accounts receivables have been retained.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a loss of $15.0 million (net of $8.9 million of deferred tax) at June 30, 2006. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the six months ended June 30, 2006 and 2005.

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

Cash Flows (in millions)

	2006	2005	Change
Cash flows from operating activities	$349	$157	$192
Cash used in investing activities	$(284)	$(153)	$(131)
Cash used in financing activities	$(61)	$(6)	$(55)

Cash flows from operating activities have increased primarily due to the following items:

•	Operating cash flows improved $114 million due to increases in net income, as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating cash flows were lower in the 2005 period due to $110 million repaid under the accounts receivable securitization program during the six months ended June 30, 2005. The accounts receivable securitization program had no activity during the six months ended June 30, 2006.

•	Operating cash flows were lower by approximately $29 million due to coal inventories. Coal inventories increased 1.1 million tons in the six months ended June 30, 2006 compared to an increase of 0.2 million tons in the six months ended June 30, 2005.

•	Operating cash flows also fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•	Capital expenditures were $294 million in the 2006 period compared to $170 million in the 2005 period. Capital expenditures were higher in 2006 primarily due to work being completed on the slope, overland belt and new preparation plant at our Robinson Run Mine, our enhanced gas well drilling program and various other projects being completed.

•	In January 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group for a cash payment of approximately $25 million, as discussed previously.

•	Proceeds from the sale of assets were $39 million in the 2006 period compared to $29 million in the 2005 period. Proceeds in the 2006 period are primarily related to the sale and subsequent lease back of longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized. Proceeds in the 2005 period are related to the sale and subsequent lease back of the corporate office building. Both periods also include proceeds related to the sale of various properties held by CONSOL Energy.

Net cash used in financing activities changed primarily due to the following items:

•	In the 2006 period, approximately $84 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. As of June 30, 2006, we have repurchased 2,549,800 shares at an average price of $32.78 under this program.

•	$13 million of stock was issued in the six months ended June 30, 2006 compared to $21 million issued in the six months ended June 30, 2005. Stock issuances in both periods were a result of stock option exercises.

•	In the 2005 period, approximately $2 million was paid on outstanding borrowings from the revolving credit facility.

•	Due to the implementation of Financial Accounting Standards Board (FASB) No. 123(R) “Share-Based Payment”, $36 million of cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in the cost of goods sold on the financial statements were included as a financing activity in the 2006 period. In previous periods, in accordance with accounting standards in effect at the time, these transactions were recognized as operating cash flow.

The following is a summary of our significant contractual obligations at June 30, 2006 (in thousands):

Payments due by Year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Short-Term Notes Payable	$—	$—	$—	$—	$—
Gas Firm Transportation Obligation	3,431	6,772	5,843	3,606	19,652
Purchase Order Firm Commitments	68,300	—	—	—	68,300
Long-Term Debt	50,360	9,486	39,541	345,834	445,221
Capital Lease Obligations (a)	13,436	26,633	27,061	36,978	104,108
Operating Lease Obligations	39,430	75,578	41,667	24,380	181,055
Other Long-Term Liabilities (b)	383,657	489,597	458,684	1,711,736	3,043,674

Total Contractual Obligations	$558,614	$608,066	$572,796	$2,122,534	$3,862,010

(a)	We expect to create gas transportation alternatives through certain transportation agreements with a second interstate pipeline operator, East Tennessee, a subsidiary of Duke Energy. These agreements require the construction by East Tennessee, of an approximately 32-mile lateral pipeline to our gas field in Virginia from ETNG. Called Jewel Ridge, this proposed lateral pipeline currently is under permit review by the Federal Energy Regulatory Commission and is expected to be in service in the second half of 2006. In connection with the construction of the Jewell Ridge lateral, we will enter into a 15 year firm transportation agreement with East Tennessee at pre-determined fixed rates. We anticipate that the present value of our payments under this firm transportation agreement will be approximately $67 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our product to alternate and growing natural gas markets in the southeastern United States.
(b)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs. CONSOL Energy’s defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for the Terminations Benefits”, requires that if the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, CONSOL Energy would need to recognize for that year’s results of operations an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. If lump sum payments exceed the total of the service cost and the interest cost, the adjustment could materially reduce operating results.

Debt

At June 30, 2006, CONSOL Energy had total long-term debt of $481 million outstanding, including current portion of long-term debt of $57 million. This long-term debt consisted of:

•	An aggregate principal amount of $249 million of 7.875% notes ($250 million of 7.875% notes due in 2012, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$33 million in advance royalty commitments with an average interest rate of 6.978% per annum;

•	An aggregate principal amount of $14 million on a variable rate note that bears interest at the prime rate, or 8.25% at June 30, 2006. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•	An aggregate principal amount of $37 million of capital leases with an interest rate of 6.53% per annum.

At June 30, 2006, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $390 million of letters of credit outstanding under the revolving credit facility.

At June 30, 2006, CNX Gas, an 81.5% subsidiary, had no aggregate principal amounts of borrowings and approximately $17 million of letters of credit outstanding under their revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,219 million at June 30, 2006 and $1,025 million at December 31, 2005. The increase is primarily attributable to net income for the six months ended June 30, 2006, comprehensive income that has been recognized related to various cash flow hedges, and the tax benefit associated with stock-based compensation awards. This increase was partially offset by repurchases under the CONSOL Energy share repurchase program and the payment of dividends during the six months ended June 30, 2006. See Consolidated Statements of Stockholders’ Equity.

In December 2005, CONSOL Energy announced that we would begin a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. As of June 30, 2006, we have repurchased 2,549,800 shares at an average price of $32.78 under this program.

On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock payable on or about May 31, 2006 to shareholders of record on May 15, 2006. The stock split was effected in the form of a stock dividend. This stock split resulted in the issuance of approximately 92.5 million additional shares of common stock and was accounted for by the transfer of approximately $925 thousand from capital in excess of par value to common stock. The stock split also resulted in additional shares available for awards under the CONSOL Energy Inc. Equity Incentive Plan.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share		Record Date	Payment Date
July 28, 2006	$0.07		August 10, 2006	August 28, 2006
April 28, 2006	$0.14	(a)	May 9, 2006	May 30, 2006
January 27, 2006	$0.14	(a)	February 9, 2006	February 24, 2006

(a)	Amount represents a pre-stock split dividend amount declared by CONSOL Energy’s Board of Directors.

CONSOL Energy’s credit facility does not permit dividend payments in the event of a default. The limitation on paying cash dividends up to $0.56 per share per fiscal year will not apply if the leverage ratio covenant is 1.00 to 1.00 or less. This ratio was 0.17 to 1.00 at June 30, 2006.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). FIN 48 provides a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We are in the process of evaluating the financial impact of adopting FIN 48, which will be effective for us beginning in 2007.

Forward-Looking Statements

Various statements in this release, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this release speak only as of the date of this release; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the disruption of rail, barge and other systems that deliver our coal, or pipeline systems which deliver our gas;

•	our inability to hire qualified people to meet replacement or expansion needs;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, timing of completion of significant construction or repair of equipment, fires, accidents and weather conditions which could cause our results to deteriorate;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	obtaining governmental permits and approvals for our operations;

•	a loss of our competitive position because of the competitive nature of the coal industry and the gas industry, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	an extended decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	a decrease in the production of our metallurgical coal or a decrease in the price of metallurgical coal could impact our profitability;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	replacing our natural gas reserves which if not replaced will cause our gas reserves and gas production to decline;

•	costs associated with perfecting title for gas rights in some of our properties;

•	we need to use unproven technologies to extract coalbed methane on some of our properties;

•	location of a vast majority of our gas producing properties in two counties in southwestern Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area;

•	we do not insure against all potential operating risks;

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of government regulation;

•	the effects of mine closing, reclamation and certain other liabilities;

•	the coalbeds from which we produce methane gas frequently contain water that may hamper production;

•	increased exposure to employee related long-term liabilities;

•	our participation in multi-employer pension plans may expose us to obligations beyond the obligation to our employees;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	the outcome of various asbestos litigation cases;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

•	the anti-takeover effects of our rights plan could prevent a change of control; and

•	other factors discussed in our 2005 Form 10-K under “Risk Factors,” which is on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Sensitivity analyses of the incremental effects on pre-tax income for the six months ended June 30, 2006 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of June 30, 2006 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$20.0	$46.9

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2006 through 2008 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a loss of $15.0 million (net of $8.9 million of deferred tax) at June 30, 2006. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2006, CONSOL Energy had $467 million aggregate principal amount of debt outstanding under fixed-rate instruments and $14 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings outstanding at June 30, 2006. Due to the level of borrowings against this facility in the six months ended June 30, 2006, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2006 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
(Dollars in thousands)

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,531 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland and Mississippi. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the six months ended June 30, 2006 and the year ended December 31, 2005, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At the time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of remedial action including payment of EPA’s past and future costs, is approximately $20,000. CONSOL Energy’s interim allocation among the participating PRPs is 46%. Accordingly, CONSOL Energy recognized a $9,200 liability, of which $3,000 was recognized prior to December 31, 2005. This liability is included in other accrued liabilities. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $5,200. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. There were $1,626 of costs which were recognized in the six months ended June 30, 2006. No costs were recognized in Cost of Goods Sold and Other Charges for the three months ended June 30, 2006. CONSOL Energy has funded $626 and $1,252 in the three and six month period ended June 30, 2006, respectively, to an independent trust established for this remediation. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve to eighteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs thereof were also weakening its financial condition; and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. It is anticipated that the plaintiff will seek class certification. CONSOL Energy management believes these claims are without merit and have a remote chance of being awarded, accordingly, we have not accrued any liability associated with these claims.

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against one of our subsidiaries, Consolidtion Coal Company (“CCC”), which is presently pending in the Circuit Court of Buchanan County, Virginia. The action related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. On July 26, 2006, plaintiffs filed a motion to amend the original complaint to assert additional damage claims of $3,252,000 against CCC. The plaintiffs also seek to amend the complaint to add CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants and to assert additional damage claims of $150,000 against these defendants. With respect to this action, we believe we had, and continue to have, the right to store water in these areas. The named defendants deny liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to these claims. However, it is reasonably possible that payments in the future, or the issuance of an injunction, with respect to the pending claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

Levisa Coal Company filed an action on July 10, 2006 against CCC which is presently pending in the U.S. Circuit Court of Buchanan County, Virginia. The action is for injunctive relief and declaratory judgment and seeks a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claims the water will adversely affect its remaining coal reserves and coal bed methane production, thereby impacting the plaintiff’s future royalties. We believe that CCC has the right to deposit the water in that void area. CCC intends to vigorously defend this action; consequently, we have not recognized any liability related to this action. However, if an injunction were to be issued, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)(2)
As of March 31, 2006	2,391,800	32.22	2,391,800	$222,942

April 1 through April 30, 2006	—	—	—	$222,942
May 1 through May 31, 2006	158,000	41.28	158,000	$216,420
June 1 through June 30, 2006	—	—	—	$216,420

April through June Total	158,000	41.28	158,000	$216,420

Total	2,549,800	32.78	2,549,800	$216,420

(1)	On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007.
(2)	Management cannot estimate the number of shares that will be repurchased in the next twelve months because the purchases are made based on company outlook, business condition and current investment opportunity.

ITEM. 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 2, 2006 CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors and (2) ratifying the retention of PricewaterhouseCoopers LLP as CONSOL Energy’s independent accountants for the year ending December 31, 2006.

(1) Shareholders elected the following directors and the vote tabulation for each individual director was as follows:

Nominee	Votes For	Votes Withheld
John Whitmire	71,254,311	1,548,293
J. Brett Harvey	71,249,357	1,553,247
James E. Altmeyer, Sr.	70,577,509	2,225,095
William E. Davis	71,249,922	1,552,682
Raj K. Gupta	71,148,047	1,654,557
Patricia A. Hammick	71,250,565	1,552,039
David C. Hardesty, Jr.	68,447,795	4,354,809
John T. Mills	71,254,665	1,547,939
William P. Powell	71,252,164	1,550,440
Joseph T. Williams	71,248,964	1,553,640

There were no abstentions and broker non-votes with respect to the election of directors.

(2) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as CONSOL Energy’s independent accountants for the year ending December 31, 2006 was approved by a vote of the shareholders. The number of votes cast for this proposal was 71,387,461 and the number of votes cast against this proposal was 94,912. There were 1,320,229 abstentions and 2 broker non-votes on this matter.

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 8, 2006.

3.2	Second Amended and Restated Bylaws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

3.2.1	Second Amended and Restated Bylaws of CONSOL Energy Inc. (marked to show changes from the former Bylaws), incorporated by reference to Exhibit 3.2.1 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.94	Form of Change in Control Agreement for executive officer DeIuliis, incorporated by reference to Exhibit 10.6.1 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.95	Form of Change in Control Agreement for executive officer Smith, incorporated by reference to Exhibit 10.6.2 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.96	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.97	Variable Long Term Incentive Compensation Award Agreement for Chief Executive Officer, incorporated by reference to Exhibit 10.96 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.98	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.97 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.99	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan, incorporated by reference to Exhibit 10.98 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.100	Short-Term Incentive Compensation Plan, as amended and restated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: August 3, 2006

By:	/S/ J. BRETT HARVEY
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/S/ WILLIAM J. LYONS
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc., incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 8, 2006.

3.2	Second Amended and Restated Bylaws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

3.2.1	Second Amended and Restated Bylaws of CONSOL Energy Inc. (marked to show changes from the former Bylaws), incorporated by reference to Exhibit 3.2.1 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.94	Form of Change in Control Agreement for executive officer DeIuliis, incorporated by reference to Exhibit 10.6.1 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.95	Form of Change in Control Agreement for executive officer Smith, incorporated by reference to Exhibit 10.6.2 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.96	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.97	Variable Long Term Incentive Compensation Award Agreement for Chief Executive Officer, incorporated by reference to Exhibit 10.96 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.98	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.97 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.99	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan, incorporated by reference to Exhibit 10.98 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.100	Short-Term Incentive Compensation Plan, as amended and restated.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.