Form 10-Q
period 2006-09-30
CONSOL ENERGY INC
filed 2006-11-02
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 23, 2006
Common stock, $0.01 par value	182,618,859

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Sales—Outside	$748,145	$726,143	$2,441,736	$2,163,082
Sales—Gas Royalty Interests	13,221	12,317	41,714	31,059
Sales—Purchased Gas	9,076	88,288	41,206	157,545
Sales—Related Party	—	4,135	—	4,749
Freight—Outside	38,239	30,718	113,007	92,507
Freight—Related Party	—	468	—	468
Other Income	34,671	17,858	123,840	64,654
Gain on Sale of 18.5% of CNX Gas	—	327,326	—	327,326

Total Revenue and Other Income	843,352	1,207,253	2,761,503	2,841,390
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	552,104	539,526	1,645,560	1,591,680
Gas Royalty Interests’ Costs	10,808	10,042	34,491	24,505
Purchased Gas Costs	9,340	89,653	42,091	159,739
Freight Expense	38,239	31,186	113,007	92,975
Selling, General and Administrative Expense	25,062	23,976	67,053	59,162
Depreciation, Depletion and Amortization	72,824	64,100	219,088	194,259
Interest Expense	5,685	6,791	17,791	20,904
Taxes Other Than Income	57,145	54,365	195,301	170,178

Total Costs	771,207	819,639	2,334,382	2,313,402

Earnings Before Income Taxes and Minority Interest	72,145	387,614	427,121	527,988
Income Taxes	14,597	7,173	123,631	31,261

Earnings Before Minority Interest	57,548	380,441	303,490	496,727
Minority Interest	(6,962)	(3,459)	(22,524)	(3,459)

Net Income	$50,586	$376,982	$280,966	$493,268

Basic Earnings Per Share	$0.28	$2.05	$1.53	$2.70

Diluted Earnings Per Share	$0.27	$2.02	$1.51	$2.67

Weighted Average Number of Common Shares Outstanding:
Basic	183,246,777	184,225,540	183,597,117	183,003,898

Dilutive	185,555,687	186,784,578	185,850,322	184,966,356

Dividends Paid Per Share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and Cash Equivalents	$215,569	$340,640
Accounts and Notes Receivable:
Trade	284,986	276,277
Other Receivables	22,714	23,340
Inventories	182,775	140,976
Deferred Income Taxes	142,343	152,730
Prepaid Expenses	90,357	64,537

Total Current Assets	938,744	998,500

Property, Plant and Equipment:
Property, Plant and Equipment	7,577,316	7,096,660
Less—Accumulated Depreciation, Depletion and Amortization	3,749,729	3,561,897

Total Property, Plant and Equipment—Net	3,827,587	3,534,763

Other Assets:
Deferred Income Taxes	338,722	367,228
Investment in Affiliates	54,332	52,261
Other	135,046	134,900

Total Other Assets	528,100	554,389

TOTAL ASSETS	$5,294,431	$5,087,652

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2006	December 31, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$174,733	$197,375
Current Portion of Long-Term Debt	57,017	4,629
Accrued Income Taxes	28,219	17,557
Other Accrued Liabilities	547,427	584,361

Total Current Liabilities	807,396	803,922

Long-Term Debt:
Long-Term Debt	393,240	438,367
Capital Lease Obligations	27,131	—

Total Long-Term Debt	420,371	438,367

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	1,596,316	1,592,907
Pneumoconiosis Benefits	401,326	411,022
Mine Closing	387,188	356,776
Workers’ Compensation	151,724	134,759
Deferred Revenue	16,333	27,343
Salary Retirement	—	33,703
Reclamation	26,282	32,183
Other	122,988	137,870

Total Deferred Credits and Other Liabilities	2,702,157	2,726,563

Minority Interest	126,526	93,444

Total Liabilities and Minority Interest	4,056,450	4,062,296

Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 185,126,526 Issued and 182,604,705 Outstanding at September 30, 2006; 185,050,824 Issued and Outstanding at December 31, 2005	1,851	1,850
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	910,347	883,316
Retained Earnings	486,543	252,109
Other Comprehensive Loss	(76,691)	(105,162)
Unearned Compensation on Restricted Stock Units	—	(6,757)
Common Stock in Treasury, at Cost—2,521,821 Shares at September 30, 2006 and -0- Shares at December 31, 2005	(84,069)	—

Total Stockholders’ Equity	1,237,981	1,025,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,294,431	$5,087,652

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Treasury Stock	Total Stockholders’ Equity
Balance— December 31, 2005	$1,850	$883,316	$252,109	$(105,162)	$(6,757)	$—	$1,025,356

(Unaudited)

Net Income	—	—	280,966	—	—	—	280,966
Treasury Rate Lock (Net of $40 tax)	—	—	—	(61)	—	—	(61)
Minority Interest in Other Comprehensive Income and Stock-based Compensation of Gas	—	(1,996)	—	(6,484)	—	—	(8,480)
Gas Cash Flow Hedge (Net of ($22,470) tax)	—	—	—	35,016	—	—	35,016

Comprehensive Income (Loss)	—	(1,996)	280,966	28,471	—	—	307,441

Issuance of Treasury Stock	—	(11,703)	(7,901)	—	—	32,381	12,777
Purchases of Treasury Stock	—	—	—	—	—	(116,450)	(116,450)
Stock Options Exercised	1	1,361	—	—	—	—	1,362
Tax Benefit from Stock-Based Compensation	—	37,878	—	—	—	—	37,878
Amortization of Stock-Based Compensation Awards	—	8,248	—	—	—	—	8,248
Elimination of Unearned Compensation on Restricted Stock Units	—	(6,757)	—	—	6,757	—	—
Dividends ($.21 per share)	—	—	(38,631)	—	—	—	(38,631)

Balance— September 30, 2006	$1,851	$910,347	$486,543	$(76,691)	$—	$(84,069)	$1,237,981

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net Income	$280,966	$493,268
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	219,088	194,259
Stock-based Compensation	10,325	2,654
Gain on the Sale of Assets	(5,476)	(12,854)
Gain on Sale of 18.5% Interest in Gas Segment	—	(327,326)
Change in Minority Interest	22,524	3,459
Amortization of Mineral Leases	4,069	3,974
Deferred Income Taxes	8,641	(10,575)
Equity in Earnings of Affiliates	(669)	(1,952)
Changes in Operating Assets:
Accounts Receivable Securitization	—	(125,000)
Accounts and Notes Receivable	(5,533)	(47,808)
Inventories	(40,895)	(10,320)
Prepaid Expenses	(25,051)	(17,405)
Changes in Other Assets	308	5,785
Changes in Operating Liabilities:
Accounts Payable	(23,960)	5,307
Other Operating Liabilities	(27,602)	37,711
Changes in Other Liabilities	16,213	(4,957)
Other	6,349	2,149

Net Cash Provided by Operating Activities	439,297	190,369

Investing Activities:
Capital Expenditures	(469,417)	(287,262)
Acquisition of Mon River Towing and J.A.R. Barge Lines	(24,750)	—
Additions to Mineral Leases	(5,670)	(7,826)
Net Investment in Equity Affiliates	(1,402)	1,901
Proceeds from Sale of 18.5% Interest in Gas Segment	—	420,167
Proceeds from Sales of Assets	44,028	32,236

Net Cash (Used in) Provided by Investing Activities	(457,211)	159,216

Financing Activities:
Payments on Miscellaneous Borrowings	(4,093)	(284)
Proceeds from Short Term Borrowings	—	2,200
Payments on Revolver	—	(1,700)
Tax Benefit from Stock-Based Compensation	37,878	—
Dividends Paid	(38,631)	(38,377)
Issuance of Treasury Stock	12,777	—
Purchases of Treasury Stock	(116,450)	—
Stock Options Exercised	1,362	35,369

Net Cash Used in Financing Activities	(107,157)	(2,792)

Net (Decrease) Increase in Cash and Cash Equivalents	(125,071)	346,793
Cash and Cash Equivalents at Beginning of Period	340,640	6,422

Cash and Cash Equivalents at End of Period	$215,569	$353,215

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of 2005 data have been made to conform to the nine months ended September 30, 2006 classifications.

Effective January 1, 2006, CONSOL Energy adopted Emerging Issues Task Force Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13). EITF 04-13 defines when a purchase and a sale of inventory with the same party that operates in the same line of business is recorded at fair value or considered a single non-monetary transaction subject to the fair value exception of Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions.” The purchase and sale transactions may be pursuant to a single contractual arrangement or separate contractual arrangements and the inventory purchased or sold may be in the form of raw materials, work-in-process, or finished goods. In general, two or more transactions with the same counter party are treated as one if they are entered into in contemplation of each other. In accordance with EITF 04-13, CONSOL Energy has applied this accounting to new or modified agreements after January 1, 2006. Previously, these transactions were recorded on a gross basis. The adoption of EITF 04-13 did not have an impact on net income or cash flows.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS

No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CONSOL Energy recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CONSOL Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with SFAS 123R. The number of additional shares is calculated by assuming that restricted stock units were converted and outstanding stock options were exercised and that the proceeds from such activity was used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 756,807 shares and 689 shares of common stock were outstanding for the three and nine month period ended September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

The computations for basic and diluted earnings per share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$50,586	$376,982	$280,966	$493,268

Average shares of common stock outstanding:
Basic	183,246,777	184,225,540	183,597,117	183,003,898
Effect of stock-based compensation awards	2,308,910	2,559,038	2,253,205	1,962,458

Dilutive	185,555,687	186,784,578	185,850,322	184,966,356

Earnings per share:
Basic	$0.28	$2.05	$1.53	$2.70

Diluted	$0.27	$2.02	$1.51	$2.67

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

On March 28, 2006, CONSOL Energy, through a subsidiary, completed a sale/lease back of longwall equipment. Cash proceeds from the sale were $36,363 which was equal to our basis in the equipment. Accordingly, no gain or loss was recorded on the transaction. The lease has been accounted for as a capital lease. The lease term is five years.

In January 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group for a cash payment of $24,750. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal annually. Mon River Towing transports petroleum products, coal, limestone and other bulk commodities to various locations along the navigable rivers of Pennsylvania, Ohio, West Virginia and Kentucky. J.A.R. Barge Lines, LLC charters motor vessels and barges to other river transportation firms along the inland waterways. CONSOL Energy expects to continue to provide these business services through its river and dock operations.

In July 2005, CONSOL Energy announced that it had created CNX Gas Corporation (CNX Gas), a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. CONSOL Energy entered into various agreements with CNX Gas that define various operating and service relationships between the two companies. In August 2005, CNX Gas sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 14A, Regulation S and Regulation D. CNX Gas received proceeds of $420,167, which it used to pay a special dividend to CONSOL Energy. Following the close of the transaction, CONSOL Energy holds approximately 122.9 million shares, or approximately 81.5 percent, of the outstanding shares of CNX Gas common stock (before issuance of any shares under CNX Gas’ 2.5 million shares equity incentive plan). The pre-tax gain recognized on this transaction was $327,326.

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

NOTE 3—STOCK-BASED COMPENSATION:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the plan have been approved by the Board of Directors since the commencement of the plan, and the total number of shares of common stock that can be covered by grants at September 30, 2006 is 18,200,000 of which 2,600,000 are available for issuance of awards other than stock options. No award of stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

The total stock-based compensation expense was $3,190 and $8,248 for the three and nine months ended September 30, 2006 and the related deferred tax benefit totaled $1,241 and $3,208 respectively. Prior to January 1, 2006, CONSOL Energy accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, CONSOL Energy provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of SFAS No. 123” (SFAS 148), as if the fair value method defined by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) had been applied to its stock-based compensation.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs net of a forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting SFAS 123R, pretax income and net income for the three months ended September 30, 2006 was $2,046 and $1,250 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Pretax income and net income for the nine months ended September 30, 2006 was $5,312 and $3,246 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on basic and diluted earnings per share for the three months ended September 30, 2006 was less than $0.01 per share and $0.01 per share, respectively. The impact on basic and diluted earnings per share for the nine months ended September 30, 2006 was $0.02 per share. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as cash provided by financing activities on our consolidated statement of cash flows.

The pro forma table below reflects net earnings and basic and diluted earnings per share for the three and nine months ended September 30, 2005, had CONSOL Energy applied the fair value recognition provisions of SFAS 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$376,982	$493,268
Add: Stock-based compensation due to change in vesting period	220	955
Add: Stock-based compensation expense for restricted stock units	857	1,919
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units	(2,837)	(7,276)

Pro forma net income	$375,222	$488,866

Earnings per share:

Basic—as reported	$2.05	$2.70

Basic—pro forma	$2.04	$2.67

Diluted—as reported	$2.02	$2.67

Diluted—pro forma	$2.01	$2.65

As a result of SFAS 123R, CONSOL Energy reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that a combination of historical and implied volatility is a better indicator of expected volatility and future stock price trends than solely historical volatility. Therefore, expected volatility for the three and nine month periods ended September 30, 2006 was based on a combination of historical and market-based implied volatility.

As part of its SFAS 123R adoption, CONSOL Energy also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations. CONSOL Energy used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in years of the combined employee populations. The expected life computation is based upon historical exercise patterns and post-vesting termination behavior of the populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	For the Nine Months Ended September 30,
	2006	2005
Weighted average fair value of grants	$15.46	$11.88
Risk-free interest rate	5.0%	3.6%
Dividend yield	0.6%	1.5%
Expected Forfeiture Rate	2.0%	—
Expected volatility	38.5%	45.6%
Expected life in years	4.3	2.5

Option activity under the option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	6,450,314	$13.98
Granted	751,953	43.33
Exercised	(919,052)	15.37
Forfeited	(41,803)	17.15

Outstanding at September 30, 2006	6,241,412	$17.30	7.06	$98,811

Vested and expected to vest at September 30, 2006	6,228,005	$17.24	7.04	$98,811

Exercisable at September 30, 2006	3,851,874	$12.43	6.28	$74,366

These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 5,292,174 stock options outstanding under this plan. Additionally, there are 792,814 employee stock options outstanding which are fully vested. These stock options had vesting terms ranging from six months to one year. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 156,424 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy’s closing stock price on the last trading day of the nine months ended September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of CONSOL Energy’s stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $2,143 and $22,465 respectively. Total pre-tax fair value of options vested was $787 and $5,399 for the three and nine months ended September 30, 2006, respectively.

Cash received from option exercises for the three and nine months ended September 30, 2006 was $1,047 and $14,139. The windfall tax benefit realized for the tax deduction from option exercises totaled $2,082 and $37,878 for the three and nine months ended September 30, 2006. As of September 30, 2006, $28,264 of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.86 years.

Under the equity incentive plan, CONSOL Energy granted certain employees restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. A total of 493,285 restricted stock units were outstanding at September 30, 2006, vesting over a weighted average remaining period of 2.01 years. Compensation expense will be recognized over the vesting period of the units. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	477,572	$18.48
Granted	163,775	$42.85
Vested	(148,062)	$17.20

Nonvested at September 30, 2006	493,285	$26.95

NOTE 4—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and nine months ended September 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$3,952	$5,539	$11,855	$16,618	$2,523	$3,175	$7,570	$9,526
Interest cost	7,062	7,255	21,186	21,765	32,416	34,854	97,249	104,563
Expected return on plan assets	(6,531)	(5,114)	(19,593)	(15,342)	—	—	—	—
Settlement loss	21,809	—	21,809	—	—	—	—	—
Amortization of prior service costs (credit)	(271)	54	(814)	162	(14,156)	(1,843)	(42,464)	(5,527)
Recognized net actuarial loss	4,171	4,851	12,514	14,552	16,077	11,603	48,226	34,806

Net periodic benefit cost	$30,192	$12,585	$46,957	$37,755	$36,860	$47,789	$110,581	$143,368

Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. CONSOL Energy recognized a settlement loss of $21,809 in the three and nine months ended September 30, 2006. The settlement loss was included in costs of goods sold and other charges and selling, general and administrative expenses.

For the three and nine month period ended September 30, 2006, $70,648 and $71,222 have been paid to the pension plan. CONSOL Energy presently does not anticipate contributing any additional funds to the pension plan in 2006.

We do not expect to contribute to the other post employment benefit plan in 2006. We intend to pay benefit claims as they become due. For the three and nine month period ended September 30, 2006, $30,698 and $92,229 of other post employment benefits have been paid.

NOTE 5—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1,490	$948	$4,472	$2,845	$7,574	$7,162	$22,721	$21,486
Interest cost	3,017	2,991	9,051	8,972	2,092	2,110	6,276	6,327
Amortization of actuarial gain	(5,462)	(5,652)	(16,387)	(16,957)	(692)	(872)	(2,075)	(2,615)
State administrative fees and insurance bond premiums	—	—	—	—	2,352	4,834	5,655	15,339
Legal and administrative costs	675	675	2,025	2,025	872	968	2,616	2,905

Net periodic (benefit) cost	$(280)	$(1,038)	$(839)	$(3,115)	$12,198	$14,202	$35,193	$43,442

CONSOL Energy does not expect to contribute to the CWP plan in 2006. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2006, $1,809 and $7,551 of CWP benefit claims have been paid, respectively.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2006. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2006, $7,241 and $30,654 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 6—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Nine Months Ended September 30,
	2006		2005
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$149,492	35.0%	$184,796	35.0%
Effect of gain on Sale of 18.5% of CNX Gas	—	—	(114,564)	(21.7)
Excess tax depletion	(41,056)	(9.6)	(40,065)	(7.6)
Effect of Domestic Production Activities Deduction	(1,896)	(0.5)	—	—
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	1,206	0.3	(7,425)	(1.4)
Net Effect of state tax	15,576	3.7	8,264	1.6
Other	309	0.1	255	—

Income Tax Expense / Effective Rate	$123,631	29.0%	$31,261	5.9%

The effective tax rate for the nine months ended September 30, 2006 was calculated using the annual effective rate projection on recurring earnings.

The effective tax rate for the nine months ended September 30, 2005 was calculated using the annual effective rate projection on recurring earnings and a discrete tax calculation for the impact of the sale of 18.5% of CNX Gas Corporation (CNX Gas), a subsidiary of CONSOL Energy. In August 2005, CNX Gas sold 27.9 million shares of common stock. CNX Gas received proceeds of $420,167, which it used to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327,326. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes,” no deferred tax has been provided on this sale as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group.

NOTE 7—INVENTORIES:

Inventory components consist of the following:

	September 30, 2006	December 31, 2005
Coal	$90,029	$52,853
Merchandise for resale	16,662	16,995
Supplies	76,084	71,128

Total Inventories	$182,775	$140,976

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

The receivables facility allows CONSOL Energy to receive on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $42 and $295 for the three and nine months ended September 30, 2006, respectively. Costs associated with the receivables facility totaled $362 and $2,476 for the three and nine months ended September 30, 2005, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the consolidated statements of income. No servicing asset or liability has been recorded. The receivables facility expires in April 2007.

At September 30, 2006 and December 31, 2005, eligible accounts receivable totaled approximately $114,700 and $116,100, respectively. The subordinated retained interest approximated $114,700 and $116,100 at September 30, 2006 and December 31, 2005, respectively. No accounts receivable were removed from the consolidated balance sheet at September 30, 2006 because CONSOL Energy retained the total eligible accounts receivable. Reductions of $125,000 in the accounts receivable securitization program for the nine months ended September 30, 2005 were reflected in cash flows from operating activities in the consolidated statement of cash flows.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2006 were a discount rate of 5.81% and an estimated life of 32 days. At September 30,

2006 an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $59 and $118, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	September 30, 2006	December 31, 2005
Plant & equipment	$4,333,421	$4,020,837
Coal properties and surface lands	1,109,075	1,079,202
Airshafts	861,847	789,270
Mine development	463,517	404,771
Leased Coal Lands	451,343	449,587
Advance Mining Royalties	358,113	352,993

Total Gross	7,577,316	7,096,660
Less: Accumulated depreciation, depletion and amortization	3,749,729	3,561,897

Total net property, plant and equipment	$3,827,587	$3,534,763

NOTE 10—DEBT:

CONSOL Energy has a $750,000 revolving credit facility which expires in 2010. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio covenant was 0.60 to 1.00 at September 30, 2006. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio covenant was 17.88 to 1.00 at September 30, 2006. At September 30, 2006, the $750,000 facility had no borrowings outstanding and $388,197 of letters of credit outstanding, leaving $361,803 of capacity available for borrowings and the issuance of letters of credit.

CNX Gas, an 81.5% subsidiary of CONSOL Energy, has a $200,000 revolving credit facility that is unsecured, however it does contain a negative pledge provision restricting CNX Gas assets from being used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.0 to 1.0 at September 30, 2006. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0, measured quarterly. The interest coverage ratio was met at September 30, 2006. At September 30, 2006, the CNX Gas credit agreement had no borrowings outstanding and $16,847 of letters of credit outstanding, leaving $183,153 of capacity available for borrowings and the issuance of letters of credit.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy has various purchase commitments for materials, supplies and items of permanent investment incidental to the ordinary conduct of business. Such commitments are not at prices in excess of current market values.

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 24,801 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the nine months ended September 30, 2006 and the year ended December 31, 2005, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the results of operations and cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of remedial action including payment of EPA’s past and future costs, is approximately $17,000. CONSOL Energy’s interim allocation among the participating PRPs is 46%. Accordingly, CONSOL Energy recognized a $7,820 liability, of which $3,000 was recognized prior to December 31, 2005. This liability is included in other accrued liabilities. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $3,194. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. There were $1,626 of costs which were recognized in the nine months ended September 30, 2006. No costs were recognized in Cost of Goods Sold and Other Charges for the three months ended September 30, 2006. CONSOL Energy has funded $626 and $1,878 in the three and nine month period ended September 30, 2006, respectively, to an independent trust established for this remediation. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve to eighteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs thereof were also weakening its financial condition; and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. The defendants have entered into an agreement in principle to settle with the plaintiff under terms which are not material to CONSOL Energy. The settlement is subject to court approval and the court’s certification of a class.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the untreated water removed from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. On July 26, 2006, plaintiffs filed a motion to amend the original complaint which was granted. The amended complaint asserts damage claims of $3,252,000 in compensatory damages and $350 in punitive damages against CCC, adds CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants and asserts damage claims of $150,000 against these additional defendants.

Levisa Coal Company filed an action on July 10, 2006 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and seeks a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claims the water will adversely affect its remaining coal reserves and coal bed methane production, thereby impacting the plaintiff’s future royalties. Plaintiff has also moved for a temporary restraining order prohibiting further depositing of mine water into VP3 and a hearing could occur as early as November, 2006.

CCC has obtained environmental permits from the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3. CCC also has obtained a revised environmental permit to permit it in the future to discharge mine water into the nearby Levisa River. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia have requested the DMME to reconsider allowing CCC’s depositing of mine water into VP3 and discharging mine water into the Levisa River. They have also requested temporary relief to stop CCC from making any such deposits or discharges pending a final hearing. The DMME has scheduled a formal hearing on this matter including the request for temporary relief and a hearing could occur as early as November, 2006. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia challenging DMME’s issuance of the revised permit and have notified DMME that they will file a similar action challenging the VP3 permit. CONSOL has moved to intervene in that action and will likely seek to intervene in any similar actions. In addition, Buchanan County, Virginia on August 31, 2006 commenced an action against CCC in the Circuit Court of Buchanan County, Virginia seeking to enjoin any discharge by CCC of mine water into the Levisa River notwithstanding the permit issued to CCC by DMME. That action has been removed to the United States District Court for the Western District of Virginia.

We believe that CCC had and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines, including VP3. We also believe DMME properly issued environmental permits to CCC with respect to depositing water into VP3 as well as discharging water into the Levisa River. CCC and the other CONSOL defendants deny all liability and intend to vigorously defend the actions filed against them. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if a temporary restraining order or an injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the results of operations or cash flows of CONSOL Energy.

On October 24, 2006 CONSOL Energy and CCC were served with a summons in the name of the Commonwealth of Virginia with the Circuit Court of Buchanan County, Virginia regarding a special grand jury presentment in response to citizens’ complaints that noise resulting from the ventilation fan at the Buchanan Mine constitutes a public nuisance. CONSOL Energy and CCC deny that the operation of the ventilation fan is a public nuisance and intend to vigorously defend this proceeding. However, if the operation of the ventilation fan is ordered to be stopped, the result may be material to the results of operations or cash flows of CONSOL Energy.

As previously disclosed, we expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Additionally, CONSOL Energy has expensed approximately $2,000 related to the premium differential for the plan year beginning October 1, 2004. In August 2005, a court ruling determined that the UMWA Health and Retirement Funds were illegally charging the premium differential. CONSOL Energy was also assessed an unassigned beneficiary premium increase of approximately $5,000 for the plan years beginning October 1, 2002 and October 1, 2003. We believe the calculation of the unassigned beneficiary premium is not accurate and, therefore, we have not paid this premium. CONSOL Energy has accrued an estimated liability related to this premium. The Combined Fund is protesting the court’s decision. If the courts rule in CONSOL Energy’s favor, the premium differential may be refunded to us and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds have been recorded and no amounts have been received from the UMWA Health and Retirement Funds to date.

On September 16, 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. The mine resumed production on December 13, 2005. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. No insurance recovery for business interruption was received for this incident in the three months ended September 30, 2006. Insurance recovery for business interruption of $21,392 was received for this incident in the nine months ended September 30, 2006, and accordingly was recognized as other income. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carriers.

In February 2005, CONSOL Energy’s Buchanan Mine, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on

February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs related to the fire of approximately $1,570 and $38,428, net of recognized insurance recovery, were incurred for the three and nine months ended September 30, 2005, respectively. Costs to CONSOL Energy were primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated statement of income. In the year ended December 31, 2005, CONSOL Energy received $31,585 of insurance proceeds related to this incident. No receivables related to this incident were remaining at December 31, 2005. In the three and nine month period ended September 30, 2006, CONSOL Energy recognized $13,400 and $38,415 of insurance proceeds related to this incident in other income. No additional reimbursement from the insurance carriers related to this claim will be recovered.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 were reflected in Other Receivables at September 30, 2006 and December 31, 2005. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of our refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. We received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refunds of taxes for the period 1991 through 1993. CONSOL Energy has a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at September 30, 2006 and December 31, 2005. We also have a payable of $1,914 related to this claim classified in Other Liabilities at September 30, 2006 and December 31, 2005. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. CONSOL Energy believes the refund claim will be collected, although there can be no assurance that we will obtain any interest on the claim.

In 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the Trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, which was $15,000, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy water treatment obligations. The financial assurances were provided and the money was released to CONSOL Energy. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the nine months ended September 30, 2005.

At September 30, 2006, CONSOL Energy and certain subsidiaries have provided the following financial guarantees. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$300,845	$90,088	$210,757	$—	$—
Environmental	77,399	73,695	3,704	—	—
Gas	16,847	16,847	—	—	—
Other	9,953	1,353	8,600	—	—

Total Letters of Credit	$405,044	$181,983	$223,061	$—	$—

Surety Bonds:
Employee-Related	$245,751	$245,751	$—	$—	$—
Environmental	247,197	246,168	1,026	3	—
Gas	1,182	1,182	—	—	—
Other	6,885	6,847	38	—	—

Total Surety Bonds	$501,015	$499,948	$1,064	$3	$—

Guarantees:
Coal	$186,828	$78,385	$40,041	$53,292	$15,110
Gas	88,421	84,716	605	—	3,100
Other	82,169	30,492	39,924	10,028	1,725

Total Guarantees	$357,418	$193,593	$80,570	$63,320	$19,935

Total Commitments	$1,263,477	$875,524	$304,695	$63,323	$19,935

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	September 30, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$215,569	$215,569	$340,640	$340,640
Long-term debt	$(443,561)	$(446,774)	$(442,996)	$(468,701)
Capital leases	$(33,827)	$(33,827)	$—	$—

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and nine months ended September 30, 2006, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three and nine months ended September 30, 2006, Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three and nine months ended September 30, 2006, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other Classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. The 2005 segment information was reclassified to conform to the 2006 presentation. Gas royalty income, gas miscellaneous revenues and expenses and various gas assets previously reported within Coal and All Other segments are now included in the Gas segment.

Industry segment results for the three months ended September 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$423,502	$51,670	$75,509	$54,481	$605,162	$94,233	$48,750	$—	$748,145
Sales—gas royalty interest	—	—	—	—	—	13,221	—	—	13,221
Sales—purchased gas	—	—	—	—	—	9,076	—	—	9,076
Freight—outside	—	—	—	38,239	38,239	—	—	—	38,239
Intersegment transfers	—	—	—	—	—	993	30,764	(31,757)	—

Total Sales and Freight	$423,502	$51,670	$75,509	$92,720	$643,401	$117,523	$79,514	$(31,757)	$808,681

Earnings (Loss) Before Income Taxes	$21,365	$(1,743)	$42,726	$(43,407)	$18,941	$60,867	$1,991	$(9,654)	$72,145	(A)

Segment assets					$3,451,670	$1,046,165	$204,408	$592,188	$5,294,431	(B)

Depreciation, depletion and amortization					$58,924	$9,546	$4,354	$—	$72,824

Capital Expenditures (including acquisitions)					$136,406	$34,078	$4,549	$—	$175,033

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of ($44) and ($6) for Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $51,658 and $2,674 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended September 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$451,560	$57,256	$66,413	$44,297	$619,526	$72,890	$33,727	$—	$726,143
Sales—related party	—	—	—	4,135	4,135	—	—	—	4,135
Sales—gas royalty interest	—	—	—	—	—	12,317	—	—	12,317
Sales—purchased gas	—	—	—	—	—	88,288	—	—	88,288
Freight—outside	—	—	—	30,718	30,718	—	—	—	30,718
Freight—related party	—	—	—	468	468	—	—	—	468
Intersegment transfers	—	—	—	—	—	716	26,614	(27,330)	—

Total Sales and Freight	$451,560	$57,256	$66,413	$79,618	$654,847	$174,211	$60,341	$(27,330)	$862,069

Earnings (Loss) Before Income Taxes	$59,710	$(1,106)	$4,634	$(26,988)	$36,250	$42,098	$(8,088)	$317,354	$387,614	(C)

Segment assets					$3,081,583	$826,321	$170,271	$866,349	$4,944,524	(D)

Depreciation, depletion and amortization					$52,081	$8,671	$3,348	$—	$64,100

Capital Expenditures					$82,770	$33,565	$1,365	$—	$117,700

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of ($551),$147 and $538 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $49,850 and $3,608 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the nine months ended September 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,392,625	$180,788	$249,789	$182,495	$2,005,697	$288,837	$147,202	$—	$2,441,736
Sales—gas royalty interest	—	—	—	—	—	41,714	—	—	41,714
Sales—purchased gas	—	—	—	—	—	41,206	—	—	41,206
Freight—outside	—	—	—	113,007	113,007	—	—	—	113,007
Intersegment transfers	—	—	—	—	—	3,410	101,241	(104,651)	—

Total Sales and Freight	$1,392,625	$180,788	$249,789	$295,502	$2,118,704	$375,167	$248,443	$(104,651)	$2,637,663

Earnings (Loss) Before Income Taxes	$216,573	$6,810	$118,625	$(79,715)	$262,293	$195,749	$7,888	$(38,809)	$427,121	(E)

Segment assets					$3,451,670	$1,046,165	$204,408	$592,188	$5,294,431	(F)

Depreciation, depletion and amortization					$178,577	$27,437	$13,074	$—	$219,088

Capital Expenditures (including acquisitions)					$335,686	$117,087	$41,394	$—	$494,167

(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $728 and ($59) for Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $51,658 and $2,674 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the nine months ended September 30, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,379,770	$170,705	$188,905	$133,793	$1,873,173	$196,861	$93,048	$—	$2,163,082
Sales—related party	—	—	—	4,749	4,749	—	—	—	4,749
Sales—gas royalty interest	—	—	—	—	—	31,059	—	—	31,059
Sales—purchased gas	—	—	—	—	—	157,545	—	—	157,545
Freight—outside	—	—	—	92,507	92,507	—	—	—	92,507
Freight—related party	—	—	—	468	468	—	—	—	468
Intersegment transfers	—	—	—	—	—	1,342	82,348	(83,690)	—

Total Sales and Freight	$1,379,770	$170,705	$188,905	$231,517	$1,970,897	$386,807	$175,396	$(83,690)	$2,449,410

Earnings (Loss) Before Income Taxes	$214,148	$(4,889)	$37,278	$(95,038)	$151,499	$112,234	$(12,849)	$277,104	$527,988	(G)

Segment assets					$3,081,583	$826,321	$170,271	$866,349	$4,944,524	(H)

Depreciation, depletion and amortization					$158,232	$25,883	$10,144	$—	$194,259

Capital Expenditures (including acquisitions)					$213,587	$70,207	$3,468	$—	$287,262

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of ($1,758), $366 and $3,344 for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $49,850 and $3,608 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Segment earnings before income taxes for total reportable business segments	$79,808	$78,348	$458,042	$263,733
Segment earnings (loss) before income taxes for all other businesses	1,991	(8,088)	7,888	(12,849)
Incentive compensation (A)	(1,410)	(1,515)	(14,448)	(16,291)
Compensation from restricted stock unit grants and stock options (A)	(3,190)	(1,077)	(8,248)	(2,874)
Gain on Sale of 18.5% of CNX Gas		327,326		327,326
Interest income (expense), net and other non-operating activity (A)	(5,054)	(7,380)	(16,113)	(31,057)

Earnings Before Income Taxes	$72,145	$387,614	$427,121	$527,988

Total Assets:

	September 30,
	2006	2005
Segment assets for total reportable business segments	$4,497,835	$3,907,904
Segment assets for all other businesses	204,408	170,271
Items excluded from segment assets:
Cash and other investments (A)	109,296	324,486
Deferred tax assets	481,065	539,418
Intangible asset—overfunded pension plan		248
Bond issuance costs	1,827	2,197

Total Consolidated Assets	$5,294,431	$4,944,524

(A)	Excludes amounts specifically related to the Gas segment.

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

Income Statement for the Three Months ended September 30, 2006:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$702,365	$45,759	$21	$748,145
Sales—Gas Royalty Interests	—	13,221	—	—	13,221
Sales—Purchased Gas	—	9,076	—	—	9,076
Freight—Outside	—	38,239	—	—	38,239
Other Income (including equity earnings)	62,569	23,979	8,929	(60,806)	34,671

Total Revenue and Other Income	62,569	786,880	54,688	(60,785)	843,352

Cost of Goods Sold and Other Operating Charges	9,818	489,603	9,974	42,709	552,104
Gas Royalty Interests’ Costs	—	10,808	—	—	10,808
Purchased Gas Costs	—	9,340	—	—	9,340
Related Party Activity	(809)	13,839	31,536	(44,566)	—
Freight Expense	—	38,239	—	—	38,239
Selling, General and Administrative Expense	—	24,100	962	—	25,062
Depreciation, Depletion and Amortization	1,737	69,239	1,984	(136)	72,824
Interest Expense	5,060	480	145	—	5,685
Taxes Other Than Income	860	54,371	1,914	—	57,145

Total Costs	16,666	710,019	46,515	(1,993)	771,207

Earnings (Loss) Before Income Taxes and Minority Interest	45,903	76,861	8,173	(58,792)	72,145
Income Tax Expense (Benefit)	(4,683)	16,420	2,860	—	14,597

Earnings (Loss) before Minority Interest	50,586	60,441	5,313	(58,792)	57,548
Minority Interest	—	(6,962)	—	—	(6,962)

Net Income (Loss)	$50,586	$53,479	$5,313	$(58,792)	$50,586

Balance Sheet at September 30, 2006:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$100,365	$108,805	$6,399	$—	$215,569
Accounts and Notes Receivable:
Trade	—	32,400	252,586	—	284,986
Other	7,222	12,982	2,510	—	22,714
Inventories	—	161,970	20,805	—	182,775
Deferred Income Taxes	142,343	—	—	—	142,343
Prepaid Expenses	28,669	61,191	497	—	90,357

Total Current Assets	278,599	377,348	282,797	—	938,744
Property, Plant and Equipment:
Property, Plant and Equipment	88,110	7,407,468	81,738	—	7,577,316
Less-Accumulated Depreciation, Depletion and Amortization	43,028	3,679,548	27,153	—	3,749,729

Property, Plant and Equipment—Net	45,082	3,727,920	54,585	—	3,827,587
Other Assets:
Deferred Income Taxes	338,722	—	—	—	338,722
Investment in Affiliates	2,601,309	1,288,369	—	(3,835,346)	54,332
Other	36,202	63,737	35,107	—	135,046

Total Other Assets	2,976,233	1,352,106	35,107	(3,835,346)	528,100

Total Assets	$3,299,914	$5,457,374	$372,489	$(3,835,346)	$5,294,431

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$153,413	$6,850	$14,470	$—	$174,733
Accounts Payable (Recoverable)—Related Parties	1,466,112	(1,738,591)	272,479	—	—
Current Portion of Long-Term Debt	—	55,017	2,000	—	57,017
Accrued Income Taxes	28,219	—	—	—	28,219
Other Accrued Liabilities	130,377	405,929	11,121	—	547,427

Total Current Liabilities	1,778,121	(1,270,795)	300,070	—	807,396

Long-Term Debt:
Long-Term Debt	248,881	132,874	11,485	—	393,240
Capital Lease Obligations	—	27,131	—	—	27,131

Total Long-Term Debt	248,881	160,005	11,485	—	420,371

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,596,316	—	—	1,596,316
Pneumoconiosis Benefits	—	401,326	—	—	401,326
Mine Closing	—	376,405	10,783	—	387,188
Workers’ Compensation	—	151,724	—	—	151,724
Deferred Revenue	—	16,333	—	—	16,333
Reclamation	—	2,820	23,462	—	26,282
Other	34,931	72,774	15,283	—	122,988

Total Deferred Credits and Other Liabilities	34,931	2,617,698	49,528	—	2,702,157
Minority Interest	—	126,526	—	—	126,526

Total Liabilities and Minority Interest	2,061,933	1,633,434	361,083	—	4,056,450
Stockholders’ Equity	1,237,981	3,823,940	11,406	(3,835,346)	1,237,981

Total Liabilities and Stockholders’ Equity	$3,299,914	$5,457,374	$372,489	$(3,835,346)	$5,294,431

Income Statement for the Three Months Ended September 30, 2005:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$519,969	$206,297	$(123)	$726,143
Sales—Gas Royalty Interests		12,317	—	—	12,317
Sales—Purchased Gas	—	88,288	—	—	88,288
Sales—Related Party	—	5,708	—	(1,573)	4,135
Freight—Outside	—	30,718	—	—	30,718
Freight—Related Parties	—	468	—	—	468
Other Income (including equity earnings)	425,785	7,949	9,946	(425,822)	17,858
Gain on Sale of 18.5% of CNX Gas	—	327,326	—	—	327,326

Total Revenue and Other Income	425,785	992,743	216,243	(427,518)	1,207,253
Cost of Goods Sold and Other Operating Charges	7,415	379,811	187,702	(35,402)	539,526
Gas Royalty Interests’ Costs	—	10,042	—	—	10,042
Purchased Gas Costs	—	89,653	—	—	89,653
Related Party Activity	35	(423,328)	(33,358)	456,651	—
Freight Expense	—	31,186	—	—	31,186
Selling, General and Administrative Expense	—	22,473	1,503	—	23,976
Depreciation, Depletion and Amortization	1,435	53,228	9,434	3	64,100
Interest Expense	5,052	1,735	4	—	6,791
Taxes Other Than Income	1,072	48,996	4,297	—	54,365

Total Costs	15,009	213,796	169,582	421,252	819,639

Earnings (Loss) Before Income Taxes and Minority Interest	410,776	778,947	46,661	(848,770)	387,614
Income Tax Expense (Benefit)	30,335	40,809	(63,971)	—	7,173

Earnings (Loss) Before Minority Interest	380,441	738,138	110,632	(848,770)	380,441
Minority Interest	(3,459)	—	—	—	(3,459)

Net Income (Loss)	$376,982	$738,138	$110,632	$(848,770)	$376,982

Balance Sheet at December 31, 2005:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$308,606	$20,353	$11,681	$—	$340,640
Accounts and Notes Receivable:
Trade	—	41,121	235,156	—	276,277
Other	5,737	14,318	3,285	—	23,340
Inventories	—	121,527	19,449	—	140,976
Deferred Income Taxes	152,730	—	—	—	152,730
Prepaid Expenses	4,340	54,072	6,125	—	64,537

Total Current Assets	471,413	251,391	275,696	—	998,500
Property, Plant and Equipment:
Property, Plant and Equipment	79,359	6,939,949	77,352	—	7,096,660
Less-Accumulated Depreciation, Depletion and Amortization	41,226	3,499,157	21,514	—	3,561,897

Property, Plant and Equipment—Net	38,133	3,440,792	55,838	—	3,534,763
Other Assets:
Deferred Income Taxes	367,228	—	—	—	367,228
Investment in Affiliates	2,197,768	1,133,645	—	(3,279,152)	52,261
Other	33,875	75,569	25,456	—	134,900

Total Other Assets	2,598,871	1,209,214	25,456	(3,279,152)	554,389

Total Assets	$3,108,417	$4,901,397	$356,990	$(3,279,152)	$5,087,652

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$161,405	$15,361	$20,609	$—	$197,375
Accounts Payable (Recoverable) —Related Parties	1,478,439	(1,731,002)	252,563	—	—
Current Portion of Long-Term Debt	—	3,462	1,167	—	4,629
Accrued Income Taxes	17,557	—	—	—	17,557
Other Accrued Liabilities	107,584	468,793	7,984	—	584,361

Total Current Liabilities	1,764,985	(1,243,386)	282,323	—	803,922
Long-Term Debt	248,727	176,807	12,833	—	438,367

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,592,907	—	—	1,592,907
Pneumoconiosis Benefits	—	411,022	—	—	411,022
Mine Closing	—	346,051	10,725	—	356,776
Workers’ Compensation	71	134,703	(15)	—	134,759
Deferred Revenue	—	27,343	—	—	27,343
Salary Retirement	33,666	37	—	—	33,703
Reclamation	—	5,590	26,593	—	32,183
Other	35,612	90,833	11,425	—	137,870

Total Deferred Credits and Other Liabilities	69,349	2,608,486	48,728	—	2,726,563
Minority Interest	—	93,444	—	—	93,444

Total Liabilities and Minority Interest	2,083,061	1,635,351	343,884	—	4,062,296
Stockholders’ Equity	1,025,356	3,266,046	13,106	(3,279,152)	1,025,356

Total Liabilities and Stockholders’ Equity	$3,108,417	$4,901,397	$356,990	$(3,279,152)	$5,087,652

Income Statement for the Nine Months Ended September 30, 2006:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$2,298,779	$149,639	$(6,682)	$2,441,736
Sales—Gas Royalty Interests	—	41,714	—	—	41,714
Sales—Purchased Gas	—	41,206	—	—	41,206
Freight—Outside	—	113,007	—	—	113,007
Other Income (including equity earnings)	316,621	88,653	26,264	(307,698)	123,840

Total Revenue and Other Income	316,621	2,583,359	175,903	(314,380)	2,761,503
Cost of Goods Sold and Other Operating Charges	30,552	1,453,871	36,918	124,219	1,645,560
Gas Royalty Interests’ Costs	—	34,491	—	—	34,491
Purchased Gas Costs	—	42,091	—	—	42,091
Related Party Activity	(4,164)	25,950	103,162	(124,948)	—
Freight Expense	—	113,007	—	—	113,007
Selling, General and Administrative Expense	—	64,024	3,029	—	67,053
Depreciation, Depletion and Amortization	5,043	209,899	6,440	(2,294)	219,088
Interest Expense	15,144	2,212	435	—	17,791
Taxes Other Than Income	3,950	184,953	6,398	—	195,301

Total Costs	50,525	2,130,498	156,382	(3,023)	2,334,382

Earnings (Loss) Before Income Taxes and Minority Interest	266,096	452,861	19,521	(311,357)	427,121
Income Tax Expense (Benefit)	(14,870)	131,669	6,832	—	123,631

Earnings (Loss) before Minority Interest	280,966	321,192	12,689	(311,357)	303,490
Minority Interest	—	(22,524)	—	—	(22,524)

Net Income (Loss)	$280,966	$298,668	$12,689	$(311,357)	$280,966

Cash Flow for the Nine Months Ended September 30, 2006:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(97,485)	$536,654	$128	$—	$439,297

Cash Flows from Investing Activities:
Capital Expenditures	$(7,660)	$(456,729)	$(5,028)	$—	$(469,417)
Acquisition of Mon River Towing and J.A.R. Barge Lines	—	(24,750)	—	—	(24,750)
Investment in Equity Affiliates	—	(1,402)	—	—	(1,402)
Other Investing Activities	—	38,225	133	—	38,358

Net Cash Used in Investing Activities	$(7,660)	$(444,656)	$(4,895)	$—	$(457,211)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	$(116,450)	$—	$—	$—	$(116,450)
Tax Benefit from Stock-Based Compensation	37,878	—	—	—	37,878
Dividends Paid	(38,631)	—	—	—	(38,631)
Other Financing Activities	14,107	(3,546)	(515)	—	10,046

Net Cash Used in Financing Activities	$(103,096)	$(3,546)	$(515)	$—	$(107,157)

Income Statement for the Nine Months Ended September 30, 2005:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$1,698,684	$464,521	$(123)	$2,163,082
Sales—Gas Royalty Interests	—	31,059	—	—	31,059
Sales—Purchased Gas	—	157,545	—	—	157,545
Sales—Related Party	—	6,322	—	(1,573)	4,749
Freight—Outside	—	92,507	—	—	92,507
Freight—Related Parties	—	468	—	—	468
Other Income (including equity earnings)	567,866	105,298	21,742	(630,252)	64,654
Gain on Sale of 18.5% of CNX Gas	—	327,326	—	—	327,326

Total Revenue and Other Income	567,866	2,419,209	486,263	(631,948)	2,841,390
Cost of Goods Sold and Other Operating Charges	31,297	1,241,389	426,309	(107,315)	1,591,680
Gas Royalty Interests’ Costs	—	24,505	—	—	24,505
Purchased Gas Costs	—	159,739	—	—	159,739
Related Party Activity	(1,143)	(436,982)	(97,980)	536,105	—
Freight Expense	—	92,975	—	—	92,975
Selling, General and Administrative Expense	—	54,557	4,605	—	59,162
Depreciation, Depletion and Amortization	4,609	164,334	27,170	(1,854)	194,259
Interest Expense	15,407	5,487	10	—	20,904
Taxes Other Than Income	3,492	155,254	11,432	—	170,178

Total Costs	53,662	1,461,258	371,546	426,936	2,313,402

Earnings (Loss) Before Income Taxes and Minority Interest	514,204	957,951	114,717	(1,058,884)	527,988
Income Tax Expense (Benefit)	17,477	53,935	(40,151)	—	31,261

Earnings (Loss) Before Minority Interest	496,727	904,016	154,868	(1,058,884)	496,727
Minority Interest	(3,459)	—	—	—	(3,459)

Net Income (Loss)	$493,268	$904,016	$154,868	$(1,058,884)	$493,268

Cash Flow for the Nine Months Ended September 30, 2005:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$298,387	$(212,137)	$104,119	$—	$190,369

Cash Flows from Investing Activities:
Capital Expenditures	$(3,827)	$(213,788)	$(69,647)	$—	$(287,262)
Investment in Equity Affiliates	—	46	1,855	—	1,901
Proceeds from Sale of 18.5% Interest in Gas Segment	—	420,167	—	—	420,167
Other Investing Activities	18,488	5,922	—	—	24,410

Net Cash Provided by (Used in) Investing Activities	$14,661	$212,347	$(67,792)	$—	$159,216

Cash Flows from Financing Activities:
(Payments on) Proceeds from Short-Term Debt	$(1,700)	$—	$2,200	$—	$500
Dividends Paid	(38,377)	—	—	—	(38,377)
Other Financing Activities	35,369	(284)	—	—	35,085

Net Cash (Used in) Provided by Financing Activities	$(4,708)	$(284)	$2,200	$—	$(2,792)

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). FIN 48 provides a model for how a company should recognize, measure present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We are in the process of evaluating the financial impact of adopting FIN 48, which will be effective for us beginning in 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect this guidance to have a significant impact on CONSOL Energy.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Retrospective application of this Statement is not permitted. The overall actuarially estimated financial impact of this statement is expected to increase other comprehensive loss by $410,000, increase long term liabilities by $670,000, and increase long term assets by $260,000 as of December 31, 2006. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30.

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principals Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 shall be applied to the first fiscal year beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AUG AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. We do not expect this guidance to have a significant annual financial impact on CONSOL Energy; however, management is currently assessing the retrospective impact on interim periods.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for CONSOL Energy for its December 31, 2006 year-end. The adoption of SAB 108 is not expected to have a material impact on CONSOL Energy’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had net income of $51 million for the three months ended September 30, 2006 compared to $377 million in the 2005 period. Net income for the 2006 period declined in comparison to the 2005 period due to the 2005 period gain on the sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares of common stock. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327 million. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Net income was also impacted by the acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total pre-tax accelerated actuarial amortization was $22 million and was included in costs of goods sold and other charges and selling, general and administrative expenses. Coal unit costs increased in the period-to-period comparison impairing net income. Increased coal unit costs were attributable to the salary pension adjustment discussed above, lower sales volumes, higher contract mining fees, higher subsidence costs and higher supply costs. Higher gas unit costs were primarily attributable to higher firm transportation costs and higher power costs. These decreases in net income were offset, in part, by $13 million of business interruption insurance proceeds recognized in other income related to the Buchanan Mine fire that occurred in 2005. Net income was also impacted by increased average sales prices for both coal and gas.

Total coal sales for the three months ended September 30, 2006 were 15.6 million tons, of which 15.4 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company produced coal. This compares with total coal sales of 17.4 million tons for the three months ended September 30, 2005, of which 16.9 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, our equity affiliates or sold from inventory of company-produced coal. Sales of company produced coal decreased in the 2006 period due to lower coal production causing fewer tons to be available for sale. Company produced coal production was 15.3 million tons in the 2006 period compared to 16.8 million tons in the 2005 period. The 2006 period production was lower primarily due to the idling of Shoemaker Mine early in the year and reduced production at our Mill Creek mine in Kentucky during the quarter just ended. Also, production concluded at the VP #8 mine in Virginia in the Spring of 2006. In addition, geological conditions at several mines resulted in falls on major beltlines during the high humidity season as well as sandstone and rock intrusions in the areas being mined.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 15.0% to 14.3 billion cubic feet in the 2006 period compared with 12.4 billion cubic feet in the 2005 period. Sales volumes in the 2006 period increased as a result of additional wells coming online from our on-going drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 11.6% to $6.62 per thousand cubic feet in the 2006 period compared with $5.93 per thousand cubic feet in the 2005 period. The increase in average sales price is a result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a larger portion of production was locked in at lower prices than the current period market prices.

On September 15, 2006, Standard & Poor’s raised our corporate credit rating to BB from BB-. The rating BB is the 12th lowest out of 22 rating categories. Standard & Poor’s also raised our senior secured notes to BB+ from BB. The rating BB+ is the 11th lowest out of 22 rating categories. Standard & Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

On September 27, 2006, Moody’s raised our senior secured notes to Ba1 from Ba2. This is the 11th lowest out of 21 rating categories. Obligations which are rated “Ba” are considered to have speculative elements; their future cannot be considered as well-assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class. The modifier 1 indicates that the obligation ranks in the higher end of its generic rating category.

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

At September 30, 2006, CONSOL Energy and its subsidiaries had 7,118 employees. CONSOL Energy has 2,798 employees working at certain of its coal mining subsidiaries who are represented by the United Mine Workers of America and who are covered by the terms of the National Bituminous Coal Wage Agreement of 2002. That agreement was negotiated with the United Mine Workers’ of America by the Bituminous Coal Operators’ Association on behalf of its members, which include certain of CONSOL Energy’s coal mining subsidiaries. That agreement will expire on December 31, 2006. Negotiations toward a new agreement have occurred over the last several months, but there can be no assurance that a new agreement will be achieved without a work interruption.

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

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the installation, in some states of rescue chambers, structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible; and additional training and testing requirements that are expected to create a need to hire additional employees.

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

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Net Income

Net income changed primarily due to the following items (table in millions):

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$605	$624	$(19)	(3.0)%
Produced Gas Sales	94	73	21	28.8%
Gas Royalty Interest	13	12	1	8.3%
Purchased Gas Sales	9	88	(79)	(89.8)%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Sales and Other Income	122	83	39	47.0%

Total Revenue and Other Income	843	1,207	(364)	(30.2)%
Coal Cost of Goods Sold—Produced and Purchased	443	444	(1)	(0.2)%
Produced Gas Cost of Goods Sold	27	21	6	28.6%
Gas Royalty Interest Costs of Goods Sold	11	10	1	10.0%
Purchased Gas Cost of Goods Sold	9	90	(81)	(90.0)%
Other Cost of Goods Sold	82	74	8	10.8%

Total Cost of Goods Sold	572	639	(67)	(10.5)%
Other	198	181	17	9.4%

Total Costs	770	820	(50)	(6.1)%

Earnings Before Income Taxes and Minority Interest	73	387	(314)	(81.1)%
Income Tax Expense	(15)	(7)	(8)	(114.3)%

Earnings Before Minority Interest	58	380	(322)	(84.7)%
Minority Interest	(7)	(3)	(4)	(133.3)%

Net Income	$51	$377	$(326)	(86.5)%

Net income for the 2006 period declined in comparison to the 2005 period primarily due to the 2005 period gain on the sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares of common stock. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327 million. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Net income was also impacted by the acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total pre-tax accelerated actuarial amortization was $22 million and was included in costs of goods sold and other charges and selling, general and administrative expenses. These decreases in net income were offset, in part, by $13 million of business interruption insurance proceeds recognized in other income related to the Buchanan Mine fire that occurred in 2005. Net income was also impacted by increased average sales prices for both coal and gas. Coal unit costs increased in the period-to-period comparison impairing net income. Increased coal unit costs were attributable to the salary pension adjustment discussed above, lower sales volumes, higher contract mining fees, higher subsidence costs and higher supply costs. Higher gas unit costs were primarily attributable to higher firm transportation costs and higher power costs.

Revenue

Revenue and other income decreased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Sales
Produced Coal (including related party)	$591	$603	$(12)	(2.0)%
Purchased Coal	14	21	(7)	(33.3)%
Produced Gas	94	73	21	28.8%
Gas Royalty Interest	13	12	1	8.3%
Purchased Gas	9	88	(79)	(89.8)%
Industrial Supplies	30	25	5	20.0%
Other	19	9	10	111.1%

Total Sales	770	831	(61)	(7.3)%
Freight Revenue (including related party)	38	31	7	22.6%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Income	35	18	17	94.4%

Total Revenue and Other Income	$843	$1,207	$(364)	(30.2)%

The decrease in company produced coal sales revenue, including related party, during the 2006 period was due mainly to the decrease in tons sold.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.4	16.9	(1.5)	(8.9)%
Average Sales Price Per Ton	$38.52	$35.58	$2.94	8.3%

Sales of company produced coal decreased in the 2006 period due to lower coal production causing fewer tons to be available for sale. Company produced coal production was 15.3 million tons in the 2006 period compared to 16.8 million tons in the 2005 period. The 2006 period production was lower primarily due to the idling of Shoemaker Mine early in the year and reduced production at our Mill Creek mine in Kentucky during the quarter just ended. Also, production concluded at the VP #8 Mine in Virginia in the Spring of 2006. In addition, geological conditions at several mines resulted in falls on major beltlines during the high humidity season as well as sandstone and rock intrusions in the areas being mined. The increase in average sales price primarily reflects stronger prices negotiated in 2005 and early 2006 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers.

The decrease in company-purchased coal sales revenue was due to lower sales volumes, offset, in part, by higher average sales prices.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.3	0.4	(0.1)	(25.0)%
Average Sales Price Per Ton	$53.81	$51.57	$2.24	4.3%

The increase in produced gas sales revenue was primarily due to increased sales volumes and a higher average sales price per thousand cubic feet sold in the 2006 period compared to the 2005 period.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.2	12.3	1.9	15.4%
Average Sales Price Per thousand cubic feet	$6.62	$5.92	$0.70	11.8%

The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period as compared to the prior period, when a large portion of production was locked in at prices lower than the current period market prices. Periodically, CNX Gas enters into physical fixed price gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended September 30, 2006, these physical and financial hedges represented approximately 4.7 Bcf of our gas sales volumes at an average price of $7.73 per Mcf, compared to approximately 9.9 Bcf at an average price of $4.62 per Mcf for the three months ended September 30, 2005. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

	2006 Period	2005 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.8	0.1	5.6%
Average Sales Price Per Thousand Cubic Feet	$6.85	$6.94	$(0.09)	(1.3)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. Although average market prices period to period have declined, the average sales price is relatively flat as a result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	1.4	9.8	(8.4)	(85.7)%
Average Sales Price Per thousand cubic feet	$6.45	$9.03	$(2.58)	(28.6)%

Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with Emerging Issues Task Force on Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), we have historically recorded our revenues and our costs on a gross basis. However, because we adopted Emerging Issues Task Force on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13), on January 1, 2006, purchased gas sales and volumes have decreased. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria is reflected in transportation expense in the current year. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.

The $5 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and higher average sales prices.

The $10 million increase in other sales was primarily attributable to revenues from river barge towing. CONSOL Energy has an initiative to increase towing revenues for outside parties now that we are no longer restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. In January 2006, CONSOL Energy completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, which contributed to the increase in revenues.

Freight revenue, outside and related party, is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

In July 2005, CONSOL Energy announced that it created CNX Gas Corporation, (CNX Gas) as a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. In August 2005, CNX Gas sold 27.9 million shares of common stock. Proceeds of $420 million were received. CNX Gas used the proceeds to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327 million.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Business Interruption Proceeds	$13	$—	$13	100.0%
Interest Income	5	2	3	150.0%
Royalty Income	7	7	—	—
Gain on Sale of Assets	2	2	—	—
Other miscellaneous	8	7	1	14.3%

Total other income	$35	$18	$17	94.4%

Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind our longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the fire at Buchanan Mine. During the three months ended September 30, 2006, CONSOL Energy received proceeds from the insurance companies of $13 million. The $13 million was recognized as other income; the coal segment recognized $11 million and the gas segment recognized $2 million. We have received a total of $70 million from the insurance companies since the incident occurred. The insurance claim is now closed.

Interest income increased in the period-to-period comparison due to our improved cash position throughout 2006 compared to 2005. The improved cash position was primarily due to the August 2005 sale of 18.5% interest in CNX Gas stock. The private sale of this stock resulted in $420 million of proceeds.

Royalty income was consistent in the period-to-period comparison.

Gains on sales of assets in the 2006 period were consistent in the period-to-period comparison.

Other income increased approximately $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$427	$421	$6	1.4%
Purchased Coal	16	24	(8)	(33.3)%
Produced Gas	27	21	6	28.6%
Royalty Interest Gas	11	10	1	10.0%
Purchased Gas	9	90	(81)	(90.0)%
Industrial Supplies	30	29	1	3.4%
Closed and Idle Mines	28	16	12	75.0%
Other	24	28	(4)	(14.3)%

Total Cost of Goods Sold	$572	$639	$(67)	(10.5)%

Increased cost of goods sold and other charges for company-produced coal was due mainly to an increase in average unit cost per ton sold, offset, in part, by lower sales volumes.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.4	16.9	(1.5)	(8.9)%
Average Cost of Goods Sold and Other Charges Per Ton	$27.79	$24.86	$2.93	11.8%

Average costs of goods sold and other charges for produced coal increased in the period-to-period comparison due mainly to an acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization was $21.8 million, of which $17.4 impacted costs of goods sold and other charges for produced coal. Costs of goods sold and other charges of produced coal also increased due to higher contract mining fees, subsidence costs and supply costs. Higher contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Higher subsidence costs reflect higher costs related to the Pennsylvania Department of Environmental Protection regulation titled Surface Water Protection-Underground Bituminous Coal Mining Operation. The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. Subsidence costs also increased due to the location of mining activities affecting more surface structures in the 2006 period than in the 2005 period. Higher supply costs were attributable to additional maintenance projects and increased cost for petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Supply costs have also increased due to additional costs being incurred related to the adoption of new safety regulations, as previously discussed. This increase in cost of goods sold and other charges was offset, in part, by lower other post employment benefit costs, workers’ compensation costs and combined fund costs. Other post employment benefit costs are lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage. Medicare is considered the primary payer under our plan. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and will be amortized to earnings. Workers’ compensation expenses have been reduced due to lower state administrative fees charged by the state of West Virginia due to changes in that state’s workers’ compensation program. Unit costs were also improved due to lower combined fund costs as a result of lower monthly premiums.

Purchased coal cost of goods sold and other charges decreased in the 2006 period compared to the 2005 period.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	0.3	0.4	(0.1)	(25.0)%
Average Cost of Goods Sold and Other Charges Per Ton	$62.57	$58.49	$4.08	7.0%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Gas cost of goods sold and other charges increased due primarily to an increase of 15.4% in volumes of produced gas sold and an 8.7% increase in unit costs of goods and other charges.

	2006 Period	2005 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.2	12.3	1.9	15.4%
Average Cost Per Thousand Cubic Feet	$1.88	$1.73	$0.15	8.7%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to firm transportation capacity on the Columbia Gas Transmission Corporation (TCO) pipeline. Firm transportation costs increased approximately $0.13 per thousand cubic feet in the period-to-period comparison. Approximately $0.06 per thousand cubic feet of the firm transportation increase is the result of the application of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” as of January 1, 2006. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006 to be combined and reflected as transportation expense. Previously, these transactions were accounted for as purchased gas revenue and purchased gas expense. The other increases in firm transportation per thousand cubic feet were due to additional fees to purchase firm transportation capacity on the TCO interstate pipeline in order to avoid potential curtailments on portions of shipment capacity allocated to CNX Gas. The potential curtailments are due to increased demand for pipeline access in the 2006 period. Unit costs also increased due to higher power costs. Power costs per unit were $0.06 per thousand cubic feet higher due to both increased megawatt hour rates charged by the power companies and the conversion of several gas powered compressor stations to electric power after the 2005 period. Produced gas cost of goods sold per unit also increased by $0.06 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which were individually material. These increases in unit costs were offset, in part, by lower well maintenance costs per unit. Maintenance costs per unit decreased $0.10 per thousand cubic feet in the period-to-period comparison. This improvement was due to maintenance projects being accelerated in prior periods. The improvement was also due to efficiencies in the water collection infrastructure being realized subsequent to the improvements that were made in the prior year. Well maintenance costs per unit also decreased due to additional production in the period-to-period comparison.

	2006 Period	2005 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.8	0.1	5.6%
Average Cost Per Thousand Cubic Feet	$5.60	$5.66	$(0.06)	(1.1)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in average cost per unit is the result of a slight decline in average sales price in the current period compared to the prior period. Volumes increased as a result of additional wells coming online from our on-going drilling program.

	2006 Period	2005 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	1.4	9.8	(8.4)	(85.7)%
Average Cost Per Thousand Cubic Feet	$6.64	$9.17	$(2.53)	(27.6)%

Included in purchased gas costs are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the TCO pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 in the current period, purchased gas sales and volumes have decreased. EITF 04-13 requires matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge.

Industrial supplies cost of goods sold increased $1 million primarily due to higher sales volumes and unit cost increases.

Closed and idle mine cost of goods sold and other charges increased approximately $12 million in the 2006 period compared to the 2005 period. These expenses increased $11 million due to Shoemaker Mine and VP #8 Mine being idled for the majority of the 2006 period. Shoemaker Mine and VP #8 Mine were in production for the full 2005 period. Closed and idle mine cost of goods sold and other charges also increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Litigation settlements and contingencies	$—	$8	$(8)	(100.0)%
Buchanan mine fire	—	2	(2)	(100.0)%
Buchanan skip damage	—	1	(1)	(100.0)%
Bank fees	2	2	—	—
Incentive compensation	2	2	—	—
Terminal/River operations	12	6	6	100.0%
Stock-based compensation	4	1	3	300.0%
Miscellaneous transactions	4	6	(2)	(33.3)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$24	$28	$(4)	(14.3)%

Litigation settlements and contingencies in the 2005 period were attributable to a settlement agreement with certain lessors in western Kentucky. The settlement agreement included the transfer of certain properties and permits, as well as a cash payment to the lessors, with the lessors assuming all reclamation liability for the mine property which is being transferred. Various other contingencies were incurred in both periods, none of which were individually material.

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Cost of goods sold incurred for the Buchanan Mine fire, net of expected insurance recovery, for the three months ended September 30, 2005 were $2 million.

On September 16, 2005, CONSOL Energy’s Buchanan Mine also had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Expenses related to clean up of the damaged hoist for the three months ended September 30, 2005, were approximately $1 million. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any additional recovery from our insurance carrier.

Bank fees remained consistent in the period-to-period comparison.

Incentive compensation expense remained consistent in the period-to-period comparison.

CONSOL Energy has an initiative to increase towing revenues for outside parties now that we are no longer restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. This initiative to increase revenues has also increased costs. In January, 2006, CONSOL Energy completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, which also contributed to the increase in costs.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R). Stock-based compensation expense now includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006. The grant-date fair value is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to implementing SFAS 123R, CONSOL Energy followed previously issued accounting guidance which did not require compensation expense to be recognized for stock option awards. Also, in April 2004, CONSOL Energy began to issue restricted stock units as part of its equity incentive plan. Compensation cost for the restricted stock units is based upon the closing share price at the date of grant and is recognized over the vesting period of the units. The increase in stock-based compensation expense in the 2006 period is also due to additional compensation costs for restricted stock unit grants that occurred in the 2006 period.

Miscellaneous cost of goods sold and other charges decreased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Freight expense	$38	$31	$7	22.6%

Selling, general and administrative costs have increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Wages and salaries	$8	$7	$1	14.3%
Employee benefits	4	2	2	100.0%
Professional, consulting and other purchased services	5	8	(3)	(37.5)%
Other	8	7	1	14.3%

Total Selling, General and Administrative	$25	$24	$1	4.2%

Wages and salaries have increased in the period-to-period comparison due to additional positions being added related to CNX Gas being a separate publicly traded company.

Employee benefits increased due mainly to an acceleration of previously unrecognized actual losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization was $21.8 million, of which $2.4 million impacted selling, general and administrative expense.

Costs of professional consulting and other purchased services were lower in the 2006 period compared to the 2005 period primarily due to several corporate initiatives being completed in prior periods.

Other selling, general and administrative costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Coal	$59	$52	$7	13.5%
Gas:
Production	7	6	1	16.7%
Gathering	3	3	—	—

Total Gas	10	9	1	11.1%
Other	4	3	1	33.3%

Total Depreciation, Depletion and Amortization	$73	$64	$9	14.1%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2005 period. Assets placed in service after the 2005 period include various airshafts, longwall assets, haulage assets and various other projects completed at our mines.

The increase in gas production related depreciation, depletion and amortization was primarily due to the increase in production period-to-period. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in the period-to-period comparison.

The $1 million increase in other depreciation, depletion and amortization was primarily attributable to additional depreciation related to assets purchased with the January 2006 acquisition of Mon River Towing and J.A.R. Barge Lines, LLC. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal annually.

Interest expense decreased in the 2006 period compared to the 2005 period due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
12 year and 15 year secured notes	$6	6	$—	—
Capitalized lease	1	—	1	100.0%
Other	(1)	1	(2)	(200.0)%

Total Interest Expense	$6	$7	$(1)	(14.3)%

Capitalized lease interest expense relates to an agreement that was entered into in April 2006. The agreement was for the acquisition of longwall equipment that was required to be treated as a capital lease under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

Other interest expense decreased due to higher amounts of interest capitalized in the 2006 period compared to the 2005 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2006 period, primarily due to the slope, overland belt and preparation plant projects at the Robinson Run Mine.

Taxes other than income increased primarily due to the following items:

	2006 Period	2005 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$36	$33	$3	9.1%
Gas	2	3	(1)	(33.3)%

Total Production Taxes	38	36	2	5.6%
Other taxes:
Coal	15	16	(1)	(6.3)%
Gas	1	1	—	—
Other	3	1	2	200.0%

Other	19	18	1	5.6%

Total Taxes Other Than Income	$57	$54	$3	5.6%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher average sales price. Severance taxes have also increased due to an additional tax imposed by the state of West Virginia. Under the new West Virginia severance tax rules, an additional $0.56 per ton of coal produced is due to the state. The increase in production taxes was offset, in part, by lower production volumes in the 2006 period compared to the 2005 period.

Decreased gas production taxes are primarily due to lower average gas sales price, excluding hedging gain or loss, in the period-to-period comparison.

Other coal taxes have decreased due to various transactions that have occurred throughout both periods, none of which were individually material. Other gas taxes have remained consistent in the period-to-period comparison. Other miscellaneous taxes have increased due to additional capital stock and franchise taxes attributable to higher earnings achieved in the year ended December 31, 2005.

	2006 Period	2005 Period	Variance	Percentage Change
Earnings Before Income Taxes	$72	$387	$(315)	(81.4)%
Tax Expense (Benefit)	$15	$7	$8	114.3%
Effective Income Tax Rate	20.2%	1.9%	18.3%

CONSOL Energy’s effective tax is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q. CONSOL Energy’s effective tax rate for the three months ended September 30, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% of CNX Gas stock, as previously discussed. In accordance with

Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group.

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net Income

Net income changed primarily due to the following items (table in millions):

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased (Outside and Related Party)	$2,006	$1,878	$128	6.8%
Produced Gas Sales	289	197	92	46.7%
Gas Royalty Interest	42	31	11	35.5%
Purchased Gas Sales	41	158	(117)	(74.1)%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Sales and Other Income	384	250	134	53.6%

Total Revenue and Other Income	2,762	2,841	(79)	(2.8)%
Coal Cost of Goods Sold—Produced and Purchased	1,314	1,280	34	2.7%
Produced Gas Cost of Goods Sold	75	59	16	27.1%
Gas Royalty Interest Cost of Goods Sold	34	25	9	36.0%
Purchased Gas Cost of Goods Sold	42	160	(118)	(73.8)%
Other Cost of Goods Sold	257	252	5	2.0%

Total Cost of Goods Sold	1,722	1,776	(54)	(3.0)%
Other	613	538	75	13.9%

Total Costs	2,335	2,314	21	0.9%

Earnings before Income Taxes and Minority Interest	427	527	(100)	(19.0)%
Income Tax Expense	(124)	(31)	(93)	300.0%

Earnings Before Minority Interest	303	496	(193)	(38.9)%
Minority Interest	(22)	(3)	(19)	633.3%

Net Income	$281	$493	$(212)	(43.0)%

Net income for the 2006 period declined in comparison to the 2005 period primarily due to the 2005 period gain on the sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares of common stock. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327 million. In accordance with Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Net income was also impacted by the acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total pre-tax accelerated actuarial amortization was $22 million and was included in costs of goods sold and other charges and selling, general and administrative costs. These decreases in net income were offset, in part, by $60 million of business interruption insurance proceeds recognized in other income related to the Buchanan Mine fire and skip hoist incident that occurred in 2005. Net income was also impacted by increased average sales prices for both coal and gas. Coal unit costs increased in the period-to-period comparison, impairing net income. Increased coal unit costs were attributable to the salary pension adjustment discussed above, lower sales volumes, higher contract mining fees, higher subsidence costs and higher supply costs. Higher gas unit costs were primarily attributable to higher firm transportation costs and higher power costs.

Revenue

Revenue and other income decreased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Sales
Produced Coal-Outside and Related Party	$1,951	$1,819	$132	7.3%
Purchased Coal	55	59	(4)	(6.8)%
Produced Gas	289	197	92	46.7%
Gas Royalty Interest	42	31	11	35.5%
Purchased Gas	41	158	(117)	(74.1)%
Industrial Supplies	93	68	25	36.8%
Other	54	25	29	116.0%

Total Sales	2,525	2,357	168	7.1%
Freight Revenue (Outside and Related Party)	113	93	20	21.5%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Income	124	64	60	93.8%

Total Revenue and Other Income	$2,762	$2,841	$(79)	(2.8)%

The increase in company produced coal sales revenue, including related party, during the 2006 period was due to the increase in average sales price per ton, offset, in part, by decreased sales volumes.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	50.3	51.3	(1.0)	(1.9)%
Average Sales Price Per Ton	$38.76	$35.42	$3.34	9.4%

Increased average sales price primarily reflects stronger prices negotiated in 2005 and early 2006 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. Sales of company produced coal decreased in the 2006 period due to reduced customer demand particularly in the three months ended September 30, 2006. Company produced coal production was 51.5 million tons in both periods.

The decrease in company purchased coal sales revenue was due to lower sales tons in the 2006 period compared to the 2005 period, offset, in part, by increased average sales price per ton of purchased coal.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.0	1.1	(0.1)	(9.1)%
Average Sales Price Per Ton	$57.03	$52.06	$4.97	9.5%

Higher average sales prices were primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets.

The increase in gas sales revenue was due to a higher average sales price per thousand cubic feet sold and increased volumes in the 2006 period compared to the 2005 period.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	41.2	35.7	5.5	15.4%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$7.01	$5.52	$1.49	27.0%

The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Periodically, CNX Gas enters into physical fixed price gas supply transactions with both gas marketers and end users for terms varying in length. CNX Gas also enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the nine months ended September 30, 2006, these physical and financial hedges represented approximately 13.0 Bcf of our gas sales volumes at an average price of $7.49 per Mcf, compared to approximately 29.2 Bcf at an average price of $4.83 per Mcf for the nine months ended September 30, 2005. Sales volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	5.6	5.1	0.5	9.8%
Average Sales Price Per thousand cubic feet	$7.42	$6.06	$1.36	22.4%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in average sales price is the result of CNX Gas exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a large portion of production was locked in at prices lower than the current period market prices. Sales volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	5.4	20.0	(14.6)	(73.0)%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$7.67	$7.87	$(0.20)	(2.5)%

Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the TCO pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 in the current period, purchased gas sales and volumes have decreased. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.

The $25 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and higher average sales prices.

The $29 million increase in other sales was primarily attributable to revenues from river barge towing. CONSOL Energy has an initiative to increase towing revenues from outside parties now that we are no longer being restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. In January, 2006, CONSOL Energy completed the acquisition of Mon River Towing and J.A.R. Barge Line, LLC, which contributed to the increase in revenues.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

In July 2005, CONSOL Energy announced that it created CNX Gas Corporation, (CNX Gas) as a wholly owned subsidiary of CONSOL Energy, to conduct its gas exploration and production activities. In August 2005, CNX Gas sold 27.9 million shares of common stock. Proceeds of $420 million were received. CNX Gas used the proceeds to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327 million.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income.

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Business Interruption Insurance	$60	$—	$60	100.0%
Interest income	12	4	8	200.0%
Royalty income	21	19	2	10.5%
Gain on sale of assets	5	13	(8)	(61.5)%
Harmar Trust Settlement	—	6	(6)	(100.0)%
Equity in income of affiliates	1	2	(1)	(50.0)%
Other miscellaneous	25	20	5	25.0%

Total other income	$124	$64	$60	93.8%

Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind our longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the fire at Buchanan Mine. During the nine months ended September 30, 2006, CONSOL Energy received proceeds from the insurance companies of $39 million. The $39 million was recognized as other income; coal segment recognized $30 million and gas segment recognized $9 million. We have received a total of $70 million from the insurance companies since the incident occurred. No additional reimbursement from the insurance carriers related to this claim will be recovered. Buchanan Mine also experienced a problem with the mine’s skip hoist mechanism on September 16, 2005 which caused the mine to be idled. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. In the nine months ended September 30, 2006, we received a $21 million advance for business interruption claims resulting from this incident from the insurance companies. The advance was recognized as coal segment other income in the period received. Our final claim related to this incident has not yet been settled with the insurance company. There can be no assurance that we will obtain any additional recovery from our insurance carriers related to this claim.

Interest income increased due to our improved cash position throughout 2006 compared to 2005. The improved cash position was primarily due to the August 2005 sale of 18.5% interest in CNX Gas stock. The private sale of this stock resulted in $420 million of proceeds.

Royalty income has increased due primarily to third parties receiving higher prices for coal mined from CONSOL Energy owned property and producing more tonnage from CONSOL Energy owned property in the period-to-period comparison.

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

The equity in income of affiliates decreased in the period-to-period comparison due primarily to CONSOL Energy’s portion of a 2005 period gain on sale of land by an affiliate.

The $5 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,255	$1,214	$41	3.4%
Purchased Coal	59	66	(7)	(10.6)%
Produced Gas	75	59	16	27.1%
Gas Royalty Interest	34	25	9	36.0%
Purchased Gas	42	160	(118)	(73.8)%
Industrial Supplies	92	77	15	19.5%
Closed and Idle Mines	76	51	25	49.0%
Other	89	124	(35)	(28.2)%

Total Cost of Goods Sold	$1,722	$1,776	$(54)	(3.0)%

Increased cost of goods sold and other charges for company produced coal were due mainly to a 5.4% increase in cost per ton of produced coal sold and a 1.9% decrease in sales volumes.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	50.3	51.3	(1.0)	(1.9)%
Average Cost of Goods Sold and Other Charges Per Ton	$24.92	$23.64	$1.28	5.4%

Costs of goods sold and other charges increased due mainly to an acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization was $21.8 million, of which $17.4 impacted costs of goods sold and other charges for produced coal. Increased cost of goods sold and other charges were also attributable to higher supply costs, contract mining fees, subsidence costs and labor costs. Higher supply costs were attributable to additional maintenance projects and increased cost for petroleum products and chemicals, such as diesel fuel and magnetite used in the mining and coal preparation process. Supply costs have also increased due to additional costs being incurred related to the adoption of new safety regulations, as previously discussed. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Higher subsidence costs reflect higher costs related to the Pennsylvania Department Environmental Protection regulation titled “Surface Water Protection-Underground Bituminous Coal Mining Operation.” The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. Subsidence costs also increased due to the location of mining activities affecting more surface structures in the 2006 period than in the 2005 period. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units. New employees have also been added as trainees which will replace skilled employees expected to retire between now and the end of the decade. Increased employee counts were also necessary to maintain underground belt haulage systems and complete additional roof and rib support. Additional roof and rib support requirements have been necessary due to changes in underground geology and mining conditions. Labor rates were increased in order to stay competitive in certain labor markets. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2006 period compared to the 2005 period. These increases in costs were offset, in part, by lower other post employment benefit costs, workers’ compensation costs and combined fund costs. Other post employment benefit costs were lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer. Medicare is considered the primary payer under our plan. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and will be amortized to earnings. Workers’ compensation expenses have been reduced due to lower state administrative fees charged by the state of West Virginia due to changes in that state’s workers’ compensation program. Unit costs were also improved due to lower combined fund costs as a result of lower monthly premiums as well as lower sales volumes in the period-to-period comparison.

Purchased coal cost of goods sold and other charges decreased in the 2006 period compared to the 2005 period.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.0	1.1	(0.1)	(9.1)%
Average Cost of Goods Sold and Other Charges Per Ton	$62.10	$58.22	$3.88	6.7%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Produced gas cost of goods sold and other charges increased due to increased sales volumes and higher unit costs.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	41.2	35.7	5.5	15.4%
Average Cost Per Thousand Cubic Feet	$1.83	$1.66	$0.17	10.2%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to firm transportation. Firm transportation costs increased approximately $0.15 per thousand cubic feet in the period-to-period comparison. Approximately $0.07 per thousand cubic feet of the firm transportation increase is the result of the application of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” as of January 1, 2006. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Previously, these transactions were accounted for as purchased gas revenue and purchased gas expense. Approximately $0.08 per thousand cubic feet of the increase in firm transportation was due to additional fees to purchase firm transportation capacity on the TCO interstate pipeline in order to avoid potential curtailments on portions of shipment capacity allocated to CNX Gas. The potential curtailments are due to increased demand for pipeline access in the 2006 period. Unit costs also increased due to higher power costs. Power costs per unit were $0.08 per thousand cubic feet higher due to both increased megawatt hour rates charged by the power company and the conversion of several gas powered compressor stations to electric power after the 2005 period. Produced gas cost of goods sold per unit also increased by $0.01 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which were individually material. These increases in unit costs were offset, in part, by lower well maintenance costs per unit. Maintenance costs per unit decreased $0.07 per thousand cubic feet in the period-to-period comparison. This improvement was due to maintenance projects being accelerated in prior periods. The improvement was also due to efficiencies in the water collection infrastructure being realized subsequent to the improvements that were made in the prior year. Well maintenance costs per unit also decreased due to additional production in the period-to-period comparison.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	5.6	5.1	0.5	9.8%
Average Cost Per Thousand Cubic Feet	$6.11	$4.76	$1.35	28.4%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in average cost per unit is the result of an increase in average sales price in the current period compared to the prior period. Volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	5.4	20.0	(14.6)	(73.0)%
Average Cost Per Thousand Cubic Feet	$7.84	$7.98	$(0.14)	(1.8)%

Included in purchased gas costs are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006. As a result, purchased gas sales and volumes decreased in the nine month period. The net result for transactions that meet the above criteria are reflected in transportation expense in the current period. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge.

Industrial supplies cost of goods sold increased $15 million primarily due to higher sales volumes and higher unit costs.

Closed and idle mine cost of goods sold increased $25 million in the 2006 period compared to the 2005 period. These expenses increased $19 million due to Shoemaker Mine and VP #8 Mine being shut down for approximately six months of the 2006 period. Shoemaker Mine and VP #8 Mine were in production for the full 2005 period. The increase was also attributable to higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were the result of updated engineering surveys. Survey adjustments resulted in $4 million of additional expense in the 2006 period for closed and idled locations compared to the results of the survey adjustment in the 2005 period. Closed and idle mine cost of good sold and other charges also increased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Buchanan Mine fire	$—	$33	$(33)	(100.0)%
Buchanan Mine skip damage	—	1	(1)	(100.0)%
Sales contract buy outs	—	13	(13)	(100.0)%
Litigation settlements and contingencies	2	7	(5)	(71.4)%
Bank fees	6	10	(4)	(40.0)%
Accounts receivable securitization fees	—	2	(2)	(100.0)%
Incentive compensation	17	17	—	—
Stock-based compensation expense	10	3	7	233.3%
Terminal/River operations	33	17	16	94.1%
Miscellaneous transactions	21	21	—	—

Total Miscellaneous Cost of Goods Sold and Other Charges	$89	$124	$(35)	(28.2)%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred for the Buchanan Mine fire, net of expected insurance recovery, for the nine months ended September 30, 2005 were $33 million.

On September 16, 2005, CONSOL Energy’s Buchanan Mine also had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Expenses related to clean up of the damaged hoist for the nine months ended September 30, 2005, were approximately $1 million. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. There can be no assurance that we will obtain any additional recovery from our insurance carrier.

In the 2005 period, agreements were made to buy out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher pricing. No such agreements were made in the 2006 period.

Litigation settlements and contingencies in the 2005 period were attributable to a settlement agreement with certain lessors in western Kentucky. The settlement agreement included the transfer of certain properties and permits, as well as a cash payment to the lessors, with the lessors assuming all reclamation liability for the mine property which is being transferred. Various other contingencies were incurred in both periods, none of which were individually material.

Bank fees decreased primarily due to no borrowings on our credit facility being made throughout the 2006 period.

Accounts receivable securitization fees decreased in the period-to-period comparison. No amounts have been drawn under this program in the 2006 year to date period.

Incentive compensation expense was consistent in the period-to-period comparison.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R).

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

CONSOL Energy has an initiative to increase towing revenues for outside parties now that we are no longer restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL

Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. This initiative to increase revenues has also increased costs. In January, 2006, CONSOL Energy completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, which also contributed to the increase in costs.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$113	$93	$20	21.5%

Selling, general and administrative costs have increased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Wages and salaries	$24	$20	$4	20.0%
Employee Benefits	9	7	2	28.6%
Professional, consulting and other purchased services	16	14	2	14.3%
Other	18	18	—	—

Total Selling, General and Administrative	$67	$59	$8	13.6%

Wages and salaries have increased in the period-to-period comparison due to additional positions being added related to CNX Gas being a separate publicly traded company.

Employee benefits increased due mainly to an acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization was $21.8 million, of which $2.4 million impacted selling, general and administrative expense.

Costs of professional, consulting and other purchased services were higher in the 2006 period compared to the 2005 period primarily due to additional costs related to CNX Gas, an 81.5% subsidiary, being a separate publicly traded company throughout all of 2006 and to services provided for various corporate initiatives.

Other selling, general and administrative costs remained consistent in the period-to-period comparison.

Depreciation, depletion and amortization increased due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Coal	$179	$158	$21	13.3%
Gas:
Production	18	17	1	5.9%
Gathering	9	9	—	—

Total Gas	27	26	1	3.8%
Other	13	10	3	30.0%

Total Depreciation, Depletion and Amortization	$219	$194	$25	12.9%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2005 period. Assets placed in service after the 2005 period include various airshafts, longwall assets, haulage assets and various other projects completed at our mines.

The increase in gas production related depreciation, depletion and amortization was primarily due to the increase in production period-to-period. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in the period-to-period comparison.

Other depreciation increased $3 million in the 2006 period primarily due to the January 2006, acquisition of Mon River Towing and J.A.R. Barge Lines, LLC. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal annually.

Interest expense decreased in the 2006 period compared to the 2005 period.

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
12 year and 15 year secured notes	$18	$18	$—	—
Capitalized lease	1	—	1	100.0%
Other	(1)	3	(4)	(133.3)%

Total Interest Expense	$18	$21	$(3)	(14.3)%

Capitalized lease interest expense relates to an agreement that was entered into in April 2006. The agreement was for the acquisition of longwall equipment that was required to be treated as a capital lease under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.”

Other interest expense decreased due to higher amounts of interest capitalized in the 2006 period compared to the 2005 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2006 period, primarily due to the slope, overland belt and preparation plant projects at the Robinson Run Mine.

Taxes other than income increased primarily due to the following items:

	2006 Year to Date Period	2005 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$121	$104	$17	16.3%
Gas	9	7	2	28.6%

Total Production Taxes	130	111	19	17.1%
Other taxes:
Coal	53	50	3	6.0%
Gas	3	3	—	—
Other	9	6	3	50.0%

Other	65	59	6	10.2%

Total Taxes Other Than Income	$195	$170	$25	14.7%

Increased coal production taxes are primarily due to higher severance taxes and higher black lung excise taxes attributable to higher average sales price. Severance taxes have also increased due to an additional tax imposed by the state of West Virginia. Under the new West Virginia severance tax rules, an additional $0.56 per ton of coal produced is due to the state.

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

	2006 Year to Date Period	2005 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes and Minority Interest	$427	$527	$(100)	(19.0)%
Tax Expense (Benefit)	124	31	93	300.0%
Effective Income Tax Rate	29.0%	5.9%	23.1%

CONSOL Energy’s effective tax is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 6—Income Taxes” in Item 1, Condensed Financial Statement of this Form 10-Q. CONSOL Energy’s effective tax rate for the three months ended September 30, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% of CNX Gas stock, as previously discussed. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group.

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings.

We utilize a $750 million revolving credit facility which expires in 2010. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.60 to 1.00 at September 30, 2006. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 17.88 to 1.00 at September 30, 2006. At September 30, 2006, this facility had approximately $388 million letters of credit issued and had no outstanding borrowings, leaving approximately $362 million of unused capacity.

On October 7, 2005, CNX Gas, an 81.5% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.00 to 1.00 at September 30, 2006. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was met at September 30, 2006. At September 30, 2006, this facility had approximately $17 million letters of credit issued and had no outstanding borrowings, leaving approximately $183 million of unused capacity. As a result of entering into the new credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005 are also guarantors of CONSOL Energy’s 7.875% bonds.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in April 2007. No accounts receivable were removed from the consolidated balance sheet related to this facility during the nine months ended September 30, 2006 as all eligible accounts receivables have been retained.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a gain of $0.3 million (net of $0.2 million of deferred tax) at September 30, 2006. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the nine months ended September 30, 2006 and 2005.

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

Cash Flows (in millions)

	2006	2005	Change
Cash flows from operating activities	$439	$190	$249
Cash (used in) provided by investing activities	$(457)	$159	$(616)
Cash used in financing activities	$(107)	$(3)	$(104)

Cash flows from operating activities have increased primarily due to the following items:

•	Operating cash flows improved $226 million due to increases in earnings before income taxes excluding the gain on sale of 18.5% of CNX Gas, as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Operating cash flows were lower in the 2005 period due to $125 million repaid under the accounts receivable securitization program during the nine months ended September 30, 2005. The accounts receivable securitization program had no activity during the nine months ended September 30, 2006.

•	Operating cash flows were lower by approximately $31 million due to coal inventories. Coal inventories increased 1.1 million tons in the nine months ended September 30, 2006 compared to an increase of 0.1 million tons in the nine months ended September 30, 2005.

•	Operating cash flows also fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•	Proceeds of $420 million were received from the sale of 18.5% of CNX Gas, a subsidiary of CONSOL Energy, when 27.9 million shares were sold in a private transaction. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy.

•	Capital expenditures were $469 million in the 2006 period compared to $287 million in the 2005 period. Capital expenditures were higher in 2006 primarily due to work being completed on the slope, overland belt and new preparation plant at our Robinson Run Mine, our enhanced gas well drilling program and various other projects being completed.

•	In January 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group for a cash payment of approximately $25 million, as discussed previously.

•	Proceeds from the sale of assets were $44 million in the 2006 period compared to $32 million in the 2005 period. Proceeds in the 2006 period are primarily related to the sale and subsequent lease back of longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized. Proceeds in the 2005 period are related to the sale and subsequent lease back of the corporate office building. Both periods also include proceeds related to the sale of various properties held by CONSOL Energy.

Net cash used in financing activities changed primarily due to the following items:

•	In the 2006 period, approximately $116 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. As of September 30, 2006, we have repurchased 3,514,800 shares at an average price of $33.11 under this program.

•	$14 million of stock was issued in the nine months ended September 30, 2006 compared to $35 million issued in the nine months ended September 30, 2005. Stock issuances in both periods were a result of stock option exercises.

•	In the 2005 period, approximately $2 million was paid on outstanding borrowings from the revolving credit facility.

•	Due to the implementation of Financial Accounting Standards Board (FASB) No. 123(R) “Share-Based Payment,” $38 million of cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in the cost of goods sold on the financial statements were included as a financing activity in the 2006 period. In previous periods, in accordance with accounting standards in effect at the time, these transactions were recognized as operating cash flow.

The following is a summary of our significant contractual obligations at September 30, 2006 (in thousands):

Payments due by Year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Short-Term Notes Payable	$—	$—	$—	$—	$—
Gas Firm Transportation Obligation	3,758	7,692	5,512	2,644	19,606
Purchase Order Firm Commitments	34,194	—	—	—	34,194
Long-Term Debt	50,321	9,421	39,531	345,435	444,708
Capital Lease Obligations (a)	9,039	20,398	18,911	52,398	100,746
Operating Lease Obligations	43,880	83,879	45,421	24,669	197,849
Other Long-Term Liabilities (b)	376,002	520,951	520,203	1,766,273	3,183,429

Total Contractual Obligations	$517,194	$642,341	$629,578	$2,191,419	$3,980,532

(a)	In conjunction with the completion of the Jewell Ridge lateral pipeline in October 2006, CNX Gas entered into a 15 year firm transportation agreement with ETNG, a subsidiary of Duke Energy, at pre-determined fixed rates. The present value of our payments under this firm transportation agreement is approximately $67 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets.
(b)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.

Debt

At September 30, 2006, CONSOL Energy had total long-term debt of $477 million outstanding, including current portion of long-term debt of $57 million. This long-term debt consisted of:

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

•	An aggregate principal amount of $45 million of secured notes which bear interest at fixed rates of 8.25% per annum and are due in 2007;

•	An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$33 million in advance royalty commitments with an average interest rate of 6.978% per annum;

•	An aggregate principal amount of $13 million on a variable rate note that bears interest at the prime rate, or 8.25% at September 30, 2006. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•	An aggregate principal amount of $34 million of capital leases with an interest rate of 6.53% per annum.

At September 30, 2006, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $388 million of letters of credit outstanding under the revolving credit facility.

At September 30, 2006, CNX Gas, an 81.5% subsidiary, had no aggregate principal amounts of borrowings and approximately $17 million of letters of credit outstanding under their revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,238 million at September 30, 2006 and $1,025 million at December 31, 2005. The increase is primarily attributable to net income for the nine months ended September 30, 2006, comprehensive income that has been recognized related to various cash flow hedges, and the tax benefit associated with stock-based compensation awards. This increase was partially offset by repurchases under the CONSOL Energy share repurchase program and the payment of dividends during the nine months ended September 30, 2006. See Consolidated Statements of Stockholders’ Equity.

In December 2005, CONSOL Energy announced that we would begin a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. As of September 30, 2006, we have repurchased 3,514,800 shares at an average price of $33.11 under this program.

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

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share		Record Date	Payment Date
October 27, 2006	$0.07		November 8, 2006	November 24, 2006
July 28, 2006	$0.07		August 10, 2006	August 28, 2006
April 28, 2006	$0.14	(a)	May 9, 2006	May 30, 2006
January 27, 2006	$0.14	(a)	February 9, 2006	February 24, 2006

(a)	Amount represents a pre-stock split dividend amount declared by CONSOL Energy’s Board of Directors.

CONSOL Energy’s credit facility does not permit dividend payments in the event of a default. The limitation on paying cash dividends up to $0.56 per share per fiscal year will not apply if the leverage ratio covenant is 1.00 to 1.00 or less. This ratio was 0.60 to 1.00 at September 30, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect this guidance to have a significant impact on CONSOL Energy.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Retrospective application of this Statement is not permitted. The overall actuarially estimated financial impact of this statement is expected to increase other comprehensive loss by $410,000, increase long term liabilities by $670,000, and increase long term assets by $260,000 as of December 31, 2006. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30.

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principals Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6,

Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 shall be applied to the first fiscal year beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AUG AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. We do not expect this guidance to have a significant annual financial impact on CONSOL Energy; however, management is currently assessing the retrospective impact on interim periods.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for CONSOL Energy for its December 31, 2006 year-end. The adoption of SAB 108 is not expected to have a material impact on CONSOL Energy’s consolidated financial statements.

Forward-Looking Statements

Various statements in this release, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “would,” “will,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this release speak only as of the date of this release; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the disruption of rail, barge and other systems that deliver our coal, or pipeline systems which deliver our gas;

•	our inability to hire qualified people to meet replacement or expansion needs;

•	the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, timing of completion of significant construction or repair of equipment, fires, accidents and weather conditions which could cause our results to deteriorate;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	risks in exploring for and producing gas;

•	obtaining governmental permits and approvals for our operations;

•	a loss of our competitive position because of the competitive nature of the coal industry and the gas industry, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

•	an extended decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	a decrease in the production of our metallurgical coal or a decrease in the price of metallurgical coal could impact our profitability;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	replacing our natural gas reserves which if not replaced will cause our gas reserves and gas production to decline;

•	costs associated with perfecting title for gas rights in some of our properties;

•	we need to use unproven technologies to extract coalbed methane on some of our properties;

•	location of a vast majority of our gas producing properties in two counties in southwestern Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area;

•	we do not insure against all potential operating risks;

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the effects of government regulation;

•	the effects of mine closing, reclamation and certain other liabilities;

•	the coalbeds from which we produce methane gas frequently contain water that may hamper production;

•	increased exposure to employee related long-term liabilities;

•	our participation in multi-employer pension plans may expose us to obligations beyond the obligation to our employees;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	the outcome of various legal proceedings, which proceedings are more fully described in our 2005 Form 10-K and our subsequent Form 10-Q and other reports filed under the Securities Exchange Act of 1934;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

•	the anti-takeover effects of our rights plan could prevent a change of control; and

•	other factors discussed in our 2005 Form 10-K under “Risk Factors,” which is on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Sensitivity analyses of the incremental effects on pre-tax income for the nine months ended September 30, 2006 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of September 30, 2006 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$14.4	$34.4

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2006 through 2008 anticipated sales of natural gas to fixed prices. The fair value of these contracts was a gain of $0.3 million (net of $0.2 million of deferred tax) at September 30, 2006. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2006, CONSOL Energy had $464 million aggregate principal amount of debt outstanding under fixed-rate instruments and $13 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings outstanding at September 30, 2006. Due to the level of borrowings against this facility in the nine months ended September 30, 2006, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in

Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2006 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. During the three months ended September 30, 2006, CNX Gas Inc., an 81.5% owned subsidiary of CONSOL Energy, implemented P2 Energy Solutions Enterprise Upstream software suite along with the Oracle eBusiness Suite. As appropriate, we are modifying the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. There were no other changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS (Dollars in thousands)

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 24,801 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the nine months ended September 30, 2006 and the year ended December 31, 2005, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the results of operations or cash flows of CONSOL Energy.

CONSOL Energy is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the results of operations and cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of remedial action including payment of EPA’s past and future costs, is approximately $17,000. CONSOL Energy’s interim allocation among the participating PRPs is 46%. Accordingly, CONSOL Energy recognized a $7,820 liability, of which $3,000 was recognized prior to December 31, 2005. This liability is included in other accrued liabilities. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $3,194. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. There were $1,626 of costs which were recognized in the nine months ended September 30, 2006. No costs were recognized in Cost of Goods Sold and Other Charges for the three months ended September 30, 2006. CONSOL Energy has funded $626 and $1,878 in the three and nine month period ended September 30, 2006, respectively, to an independent trust established for this remediation. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve to eighteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The

complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs thereof were also weakening its financial condition; and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. The defendants have entered into an agreement in principle to settle with the plaintiff under terms which are not material to CONSOL Energy. The settlement is subject to court approval and the court’s certification of a class.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the untreated water removed from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. On July 26, 2006, plaintiffs filed a motion to amend the original complaint which was granted. The amended complaint asserts damage claims of $3,252,000 in compensatory damages and $350 in punitive damages against CCC, adds CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants and asserts damage claims of $150,000 against these additional defendants.

Levisa Coal Company filed an action on July 10, 2006 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and seeks a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claims the water will adversely affect its remaining coal reserves and coal bed methane production, thereby impacting the plaintiff’s future royalties. Plaintiff has also moved for a temporary restraining order prohibiting further depositing of mine water into VP3 and a hearing could occur as early as November, 2006.

CCC has obtained environmental permits from the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3. CCC also has obtained a revised environmental permit to permit it in the future to discharge mine water into the nearby Levisa River. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia have requested the DMME to reconsider allowing CCC’s depositing of mine water into VP3 and discharging mine water into the Levisa River. They have also requested temporary relief to stop CCC from making any such deposits or discharges pending a final hearing. The DMME has scheduled a formal hearing on this matter including the request for temporary relief and a hearing could occur as early as November, 2006. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia challenging DMME’s issuance of the revised permit and have notified DMME that they will file a similar action challenging the VP3 permit. CONSOL has moved to intervene in that action and will likely seek to intervene in any similar actions. In addition, Buchanan County, Virginia on August 31, 2006 commenced an action against CCC in the Circuit Court of Buchanan County, Virginia seeking to enjoin any discharge by CCC of mine water into the Levisa River notwithstanding the permit issued to CCC by DMME. That action has been removed to the United States District Court for the Western District of Virginia.

We believe that CCC had and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines, including VP3. We also believe DMME properly issued environmental permits to CCC with respect to depositing water into VP3 as well as discharging water into the Levisa River. CCC and the other CONSOL defendants deny all liability and intend to vigorously defend the actions filed against them. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if a temporary restraining order or an injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the results of operations or cash flows of CONSOL Energy.

On October 24, 2006 CONSOL Energy and CCC were served with a summons in the name of the Commonwealth of Virginia with the Circuit Court of Buchanan County, Virginia regarding a special grand jury presentment in response to citizens’ complaints that noise resulting from the ventilation fan at the Buchanan Mine constitutes a public nuisance. CONSOL Energy and CCC deny that the operation of the ventilation fan is a public nuisance and intend to vigorously defend this proceeding. However, if the operation of the ventilation fan is ordered to be stopped, the result may be material to the results of operations or cash flows of CONSOL Energy.

As previously disclosed, we expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 related to a premium differential announced by the Social Security Administration for the past eleven plan years for beneficiaries assigned to CONSOL Energy. The premium differential is the difference between the lower premium rates determined by the National Coal Association v. Chater case and the higher premium rates determined by the Holland v. Barnhart case. Additionally, CONSOL Energy has expensed approximately $2,000 related to the premium differential for the plan year beginning October 1, 2004. In August 2005, a court ruling determined that the UMWA Health and Retirement Funds were illegally charging the premium differential. CONSOL Energy was also assessed an unassigned beneficiary premium increase of approximately $5,000 for the plan years beginning October 1, 2002 and October 1, 2003. We believe the calculation of the unassigned beneficiary premium is not accurate and, therefore, we have not paid this premium. CONSOL Energy has accrued an estimated liability related to this premium. The Combined Fund is protesting the court’s decision. If the courts rule in CONSOL Energy’s favor, the premium differential may be refunded to us and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds have been recorded and no amounts have been received from the UMWA Health and Retirement Funds to date.

On September 16, 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. The mine resumed production on December 13, 2005. This accident is covered under our property and business interruption insurance policy, subject to certain deductibles. No insurance recovery for business interruption was received for this incident in the three months ended September 30, 2006. Insurance recovery for business interruption of $21,392 was received for this incident in the nine months ended September 30, 2006, and accordingly was recognized as other income. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carriers.

In February 2005, CONSOL Energy’s Buchanan Mine, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere.

Costs related to the fire of approximately $1,570 and $38,428, net of recognized insurance recovery, were incurred for the three and nine months ended September 30, 2005, respectively. Costs to CONSOL Energy were primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated statement of income. In the year ended December 31, 2005, CONSOL Energy received $31,585 of insurance proceeds related to this incident. No receivables related to this incident were remaining at December 31, 2005. In the three and nine month period ended September 30, 2006, CONSOL Energy recognized $13,400 and $38,415 of insurance proceeds related to this incident in other income. No additional reimbursement from the insurance carriers related to this claim will be recovered.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 were reflected in Other Receivables at September 30, 2006 and December 31, 2005. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of our refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. We received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refunds of taxes for the period 1991 through 1993. CONSOL Energy has a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at September 30, 2006 and December 31, 2005. We also have a payable of $1,914 related to this claim classified in Other Liabilities at September 30, 2006 and December 31, 2005. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. CONSOL Energy believes the refund claim will be collected, although there can be no assurance that we will obtain any interest on the claim.

In 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the Trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds, which was $15,000, was placed into an escrow account pending provision of financial assurance supporting CONSOL Energy water treatment obligations. The financial assurances were provided and the money was released to CONSOL Energy. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the nine months ended September 30, 2005.

ITEM 1A.	Risk Factors

CONSOL and its subsidiaries are involved in various judicial and administrative proceedings regarding mine water from mining operations at the Buchanan Mine. The granting of injunctions, restraining or similar orders preventing the deposit of mine water from the Buchanan Mine into void spaces of adjoining mines or discharge into a nearby river could disrupt production of coal and gas at the Buchanan Mine and any award of damages to plaintiffs over this mine water could result in payments in the future that are material.

CONSOL’s principal mining subsidiary Consolidation Coal Company (“CCC”) in conducting mining operations at the Buchanan Mine removes mine waste water and stores it in void spaces at nearby mines leased by another subsidiary of CONSOL. CCC also plans in the future to discharge some of this water into a local river. The lessors under those leases as well as the town and county in which the Buchanan Mine is located have commenced various proceedings seeking to enjoin and restrain CCC from continuing to deposit water into these void spaces or discharge water into the nearby river as well as to suspend and revoke CCC’s environmental permits relating to depositing and discharging water. Although CCC believes it has the right to deposit and discharge mine water and is vigorously defending these proceedings, if injunctions, restraining or similar orders were to be issued, CCC’s production of coal and CNX’s production of gas at the Buchanan Mine would be disrupted. In addition, the lessors are seeking substantial damages regarding prior deposits of mine water which if awarded could result in payments in the future that are material. For a description of the various proceedings, see “Legal Proceedings” in the Company’s Form 10-K, Form 10-Qs and other reports.

See our Annual Report on Form 10-K for the year ended 2005 under Item 1A. Risk Factors for a description of other risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (2)
As of June 30, 2006	2,549,800	32.78	2,549,800	$216,420

July 1 through July 31, 2006	—	—	—	$216,420
August 1 through August 31, 2006	244,000	37.36	244,000	$207,304
September 1 through September 30, 2006	721,000	32.82	721,000	$183,640

July through September Total	965,000	33.97	965,000	$183,640

Total	3,514,800	33.11	3,514,800	$183,640

(1)	On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007.
(2)	Management cannot estimate the number of shares that will be repurchased in the next twelve months because the purchases are made based on company outlook, business condition and current investment opportunity.

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: November 2, 2006

	By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ WILLIAM J. LYONS
William J. Lyons,
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.