Form 10-K
period 2006-12-31
CONSOL ENERGY INC
filed 2007-02-20
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 001-14901

CONSOL ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Consol Plaza

1800 Washington Road

Pittsburgh, Pennsylvania 15241

(Address of principal executive offices including zip code)

Registrant’s telephone number including area code: 412-831-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act.    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $8,565,480,673.

The number of shares outstanding of the registrant’s common stock as of February 2, 2007 is 182,520,502 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Consol Energy’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2007,

are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III

FORWARD-LOOKING STATEMENTS

Various statements in this document, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934). The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “would,” “will,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	an extended decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	reliance on customers extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	the disruption of rail, barge and other systems that deliver our coal;

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

•	increases in the price of commodities used in our mining operations could impact our cost of production;

•	obtaining governmental permits and approvals for our operations;

•	the effects of government regulation;

•	the effects of stringent federal and state safety regulations;

•	the effects of mine closing, reclamation and certain other liabilities;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	we do not insure against all potential operating risks;

•	the outcomes of various legal proceedings, which proceedings are more fully described in our reports filed under the Securities Exchange Act of 1934;

•	increased exposure to employee related long-term liabilities;

•	our participation in multi-employer pension plans may expose us to obligations beyond the obligation to our employees;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

•

acquisitions that we recently have made or may make in the future including the accuracy of our assessment of the acquired businesses and their risks, achieving any anticipated synergies, integrating the acquisitions and unanticipated changes that could affect assumptions we may have made;

•	the anti-takeover effects of our rights plan could prevent a change of control;

•	risks in exploring for and producing gas;

•	new gas development projects and exploration for gas in areas where we have little or no proven gas reserves;

•	the disruption of pipeline systems which deliver our gas;

•	the availability of field services, equipment and personnel for drilling and producing gas;

•	replacing our natural gas reserves which if not replaced will cause our gas reserves and gas production to decline;

•	costs associated with perfecting title for gas rights in some of our properties;

•	we need to use unproven technologies to extract coalbed methane on some of our properties;

•

location of a vast majority of our gas producing properties in three counties in southwestern Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area;

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	the coalbeds from which we produce methane gas frequently contain water that may hamper production; and

•	other factors discussed in our 2006 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

We are including this cautionary statement in this document to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

Item 1.	Business.

CONSOL Energy’s History

We are a multi-fuel energy producer and energy services provider primarily serving the electric power generation industry in the United States. That industry generates approximately two-thirds of its output by burning coal or gas, the two fuels we produce. During the year ended December 31, 2006, we produced high-Btu bituminous coal from 17 mining complexes in the United States, including a fully consolidated, 49% owned, variable interest entity. Coal produced from our mines has a high-Btu content which creates more energy per unit when burned compared to coals with lower Btu content. As a result, coals with greater Btu content can be more efficient to use. We are the majority shareholder (81.5%) of CNX Gas Corporation. CNX Gas produces pipeline-quality coalbed methane gas from our coal properties in Pennsylvania, Virginia and West Virginia and oil and gas from properties in Tennessee and Virginia. We believe that the use of coal and gas to generate electricity will grow as demand for power increases.

Historically, we rank among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Our production of approximately 67 million tons of coal in 2006 accounted for approximately 6% of the total tons produced in the United States and approximately 14% of the total tons produced east of the Mississippi River during 2006. We are one of the premier coal producers in the United States by several measures:

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

CNX Gas also ranks as one of the largest coalbed methane gas companies in the United States based on both their proved reserves and their current daily production. Our position as a gas producer is highlighted by several measures:

•	Our principal coalbed methane operations produce gas from coal seams (single layers or stratum of coal) with a high gas content;

•	We had approximately 161 million cubic feet of net average daily production for the month of December 2006;

•	At December 31, 2006, we operated 2,636 net wells connected by approximately 1,030 miles of gathering lines and associated infrastructure; and

•

We controlled one of the largest coalbed methane reserve bases among publicly traded oil and gas companies in the United States with approximately 1.3 trillion cubic feet of net proved reserves of gas at December 31, 2006.

Additionally, we provide energy services, including river and dock services, terminal services, industrial supply services, coal waste disposal services and land resource services.

CONSOL Energy was organized as a Delaware corporation in 1991. We use “CONSOL Energy” to refer to CONSOL Energy Inc. and our subsidiaries, unless the context otherwise requires.

Industry Segments

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2006, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the year ended December 31, 2006, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2006, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States, for the years ended December 31, 2006, 2005 and 2004 is included in Note 27 of Notes to Audited Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K.

Coal Operations

Mining Complexes

During the year ended December 31, 2006, CONSOL Energy had 17 mining complexes, including a fully consolidated, 49% owned, variable interest entity, all located in the United States.

The following map provides the location of CONSOL Energy’s operations by region:

The following table provides the location of CONSOL Energy’s mining complexes and the coal reserves associated with each.

CONSOL ENERGY MINING COMPLEXES

Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2006 and 2005

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	As Received Heat Value(1) (Btu/lb)		Recoverable Reserves(2)			Recoverable Reserves (tons in Millions) 12/31/2005
					Typical	Range	Owned (%)	Leased (%)	Tons in Millions 12/31/2006
ASSIGNED—OPERATING
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)
Enlow Fork	Enon, PA	Assigned	Pittsburgh	5.3	13,030	12,950 – 13,150	96%	4%	182.4	193.1
		Accessible	Pittsburgh	5.4	12,980	12,900 – 13,100	75%	25%	185.1	185.1
Bailey	Enon, PA	Assigned	Pittsburgh	5.7	13,040	12,950 – 13,150	20%	80%	53.2	62.9
		Accessible	Pittsburgh	5.7	12,990	12,900 – 13,100	44%	56%	144.2	144.2
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.6	13,120	12,950 – 13,250	54%	46%	32.3	41.5
		Accessible	Pittsburgh	5.4	13,050	12,880 – 13,180	91%	9%	86.7	58.5
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.9	12,570	12,450 – 12,650	100%	—%	197.8	208.2
		Accessible	Pittsburgh	5.8	12,530	12,410 – 12,610	99%	1%	68.8	68.8
Shoemaker	Moundsville, WV	Assigned	Pittsburgh	5.6	12,270	12,000 – 12,400	97%	3%	61.4	62.4
		Accessible	Pittsburgh	5.6	12,260	11,990 – 12,390	100%	—%	35.8	35.8
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.7	13,230	13,150 – 13,350	98%	2%	28.9	34.2
		Accessible	Pittsburgh	7.5	13,210	13,130 – 13,330	89%	11%	61.6	61.6
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.5	12,940	12,600 – 13,300	73%	27%	15.4	21.1
		Accessible	Pittsburgh	6.9	12,940	12,600 – 13,300	75%	25%	206.2	206.2
Blacksville 2	Wana, WV	Assigned	Pittsburgh	6.6	13,060	12,850 – 13,250	100%	—%	10.9	16.0
		Accessible	Pittsburgh	6.8	13,100	12,890 – 13,290	98%	2%	55.7	55.7
Mahoning Valley	Cadiz, OH	Assigned	Multiple	4.3	11,570	11,350 – 11,850	99%	1%	4.2	4.6
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	5.7	13,980	13,700 – 14,200	12%	88%	49.9	54.9
		Accessible	Pocahontas 3	6.1	13,930	13,650 – 14,150	12%	88%	64.4	64.4
VP-8	Rowe, VA	Assigned	Pocahontas 3	5.2	13,610	12,900 – 14,000	—%	—%	—	0.4
Mill Creek Complex	Deane, KY	Assigned	Multiple	3.7	12,430	12,350 – 12,650	90%	10%	12.5	14.3
		Accessible	Multiple	4.4	11,380	11,300 – 11,600	100%	—%	0.7	0.7
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.6	12,530	12,450 – 12,650	37%	63%	31.1	31.5
		Accessible	Multiple	3.3	12,330	12,250 – 12,450	52%	48%	3.5	4.9
Amonate Complex	Amonate, VA	Assigned	Multiple	3.8	13,100	12,850 – 13,350	72%	28%	22.9	10.6
Miller Creek Complex	Delbarton, WV	Assigned	Multiple	8.8	12,000	11,600 – 12,650	—%	100%	7.5	5.7
Southern West Virginia Energy(3)	Mingo County, WV	Assigned	Multiple	8.1	12,100	11,600 – 12,650	—%	100%	8.1	9.3
		Accessible	Multiple	7.1	11,900	11,600 – 12,650	—%	100%	9.1	9.1
Western U.S. (Utah)
Emery	Emery Co., UT	Assigned	Ferron I	7.5	12,260	12,000 – 13,000	79%	21%	19.0	20.0

Total Assigned Operating and Accessible									1,659.3	1,685.7

(1)	The heat value shown for assigned reserves is based on the quality of coal mined and processed during the year ended December 31, 2006. The heat value shown for Accessible reserves is based on the same mining and processing methods as for the assigned reserves with adjustments made based on the variability found in exploration drill core samples. The heat values given have been adjusted to include moisture that may be added during mining or processing and for dilution by rock lying above or below the coal seam.
(2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustments for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam. Reserves are reported only for those coal seams that are controlled by ownership or leases.
(3)	Southern West Virginia Energy (SWVE) is a variable interest entity as defined by Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” in which CONSOL Energy acquired a 49% ownership interest in 2005. Accordingly, reserve tonnage reflects 100% of SWVE.

Excluded from the table above are approximately 123.3 million tons of reserves at December 31, 2006 that are assigned to projects that have not produced coal in 2006 or 2005. These assigned reserves are in the Northern Appalachia (northern West Virginia), Central Appalachia (Virginia and eastern Kentucky) and Illinois Basin (Illinois) regions. These reserves are approximately 55% owned and 45% leased.

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

Coal Reserves

At December 31, 2006, CONSOL Energy had an estimated 4.3 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

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

Our estimate of proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers. Approximately 60% of our 2005 reported reserves have been reviewed and confirmed by an independent third party consultant. The independent consultant reviewed the procedures used by us to prepare our internal estimate, verified the accuracy of selected property reserve estimates and retabulated reserve groups according to standard classifications of reliability.

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

CONSOL Energy’s reserves are located in northern Appalachia (64%), central Appalachia (10%), the mid-western United States (17%), the western United States (6%), and in western Canada (3%) at December 31, 2006.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Recoverable Coal Reserves as of 12/31/06

		Recoverable Reserves 12/31/06 (2)			Recoverable Reserves (tons in millions) 12/31/2005
Coal Producing Region	As Received Heat Value (1) (Btu/lb)	Owned (%)	Leased (%)	Tons (in millions)
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	10,350-13,330	75%	25%	1,233.5	1,233.5
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	11,300-14,150	45%	55%	176.5	192.2
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,480-12,110	39%	61%	697.5	742.4
Western U.S. (Wyoming)	9,400	100%	—%	252.7	439.4
Western Canada (Alberta)	12,420-12,910	—%	100%	129.1	129.1

Total		61%	39%	2,489.3	2,736.6

1)	The heat value estimates for Northern Appalachian and Central Appalachian Unassigned coal reserves include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. The mining and processing methods currently in use are used for these estimates. The heat value estimates for the Illinois Basin, Western U.S. and Western Canada Unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing, or for dilution by rock lying above or below the coal seam.
2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustment for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam.

The following table summarizes our proven and probable reserves as of December 31, 2006 by region and type of coal or sulfur content (sulfur content per million British thermal units). Proven and probable reserves include both assigned and unassigned reserves. The table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter. Coal is ranked by the degree of alteration it has undergone since the initial deposition of the organic material. The lowest ranked coal, lignite, has undergone less transformation than the highest ranked coal, anthracite. From the lowest to the highest rank, the coals are: lignite; sub-bituminous; bituminous and anthracite. The ranking is determined by measuring the fixed carbon to volatile matter ratio and the heat content of the coal. As rank increases, the amount of fixed carbon increases, volatile matter decreases, and heat content increases. Bituminous coals are further characterized by the amount of volatile matter present. Bituminous coals with high volatile matter content are also ranked. High volatile “A” bituminous coals have a higher heat content than high volatile “C” bituminous coals. These characterizations of coal allow a user to predict the behavior of a coal when burned in a boiler to produce heat or when it is heated in the absence of oxygen to produce coke for steel production.

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2006

	<1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	187.2	—	—	—	187.2	4.4%
Steam:
High Vol A Bituminous	—	49.3	—	—	10.0	141.3	36.6	122.4	2,152.9	2,512.5	58.8%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%

Region Total	—	49.3	—	—	10.0	344.4	36.6	122.4	2,152.9	2,715.6	63.6%
Central Appalachia:
Metallurgical:
High Vol A Bituminous	—	4.9	18.4	—	—	2.1	—	—	—	25.4	0.6%
Med Vol Bituminous	1.0	1.2	56.9	—	—	12.7	—	—	—	71.8	1.7%
Low Vol Bituminous	—	—	133.5	2.3	—	—	—	—	—	135.8	3.2%
Steam:
High Vol A Bituminous	33.7	18.4	8.7	39.2	2.2	79.1	—	—	10.0	191.3	4.5%

Region Total	34.7	24.5	217.5	41.5	2.2	93.9	—	—	10.0	424.3	10.0%
Midwest – Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	66.0	55.0	—	312.2	35.6	468.8	11.0%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.8%

Region Total	—	—	—	—	224.1	55.0	92.0	312.2	35.6	718.9	16.8%
Northern Powder River Basin:
Steam:
Subbituminous B	—	—	252.7	—	—	—	—	—	—	252.7	5.9%
Subbituminous C	—	—	—	—	—	—	—	—	—	—	—

Region Total	—	—	252.7	—	—	—	—	—	—	252.7	5.9%
Utah – Emery Field:
High Vol B Bituminous	—	—	—	—	31.3	—	—	—	—	31.3	0.7%

Region Total	—	—	—	—	31.3	—	—	—	—	31.3	0.7%
Western Canada:
Metallurgical:
Med Vol Bituminous	18.6	86.1	—	—	—	—	—	—	—	104.7	2.4%
Low Vol Bituminous	22.5	1.9	—	—	—	—	—	—	—	24.4	0.6%

Region Total	41.1	88.0	—	—	—	—	—	—	—	129.1	3.0%

Total Company	75.8	161.8	470.2	41.5	267.6	493.3	128.6	434.6	2,198.5	4,271.9	100.0%

Percent of Total	1.8%	3.8%	11.0%	1.0%	6.3%	11.5%	3.0%	10.2%	51.4%	100.0%

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES BY PRODUCT

(MILLIONS OF TONS) AS OF DECEMBER 31, 2006

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

By Product	<1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Product
	S02/MMBtu			S02/MMBtu			S02/MMBtu
	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Metallurgical:
High Vol A Bituminous	—	4.9	18.4	—	—	189.3	—	—	—	212.6	5.0%
Med Vol Bituminous	19.6	87.3	56.9	—	—	12.7	—	—	—	176.5	4.1%
Low Vol Bituminous	22.5	1.9	133.5	2.3	—	—	—	—	—	160.2	3.7%

Total Metallurgical	42.1	94.1	208.8	2.3	—	202.0	—	—	—	549.3	12.8%
Steam:
High Vol A Bituminous	33.7	67.7	8.7	39.2	12.2	220.4	36.6	122.4	2,162.9	2,703.8	63.3%
High Vol B Bituminous	—	—	—	—	97.3	55.0	—	312.2	35.6	500.1	11.7%
High Vol C Bituminous	—	—	—	—	158.1	—	92.0	—	—	250.1	5.9%
Low Vol Bituminous	—	—	—	—	—	15.9	—	—	—	15.9	0.4%
Subbituminous B	—	—	252.7	—	—	—	—	—	—	252.7	5.9%
Subbituminous C	—	—	—	—	—	—	—	—	—	—	—

Total Steam	33.7	67.7	261.4	39.2	267.6	291.3	128.6	434.6	2,198.5	3,722.6	87.2%

Total	75.8	161.8	470.2	41.5	267.6	493.3	128.6	434.6	2,198.5	4,271.9	100.0%

Percent of Total	1.8%	3.8%	11.0%	1.0%	6.3%	11.5%	3.0%	10.2%	51.4%	100.0%

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

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards and indicates that when burned, the coal will produce emissions that will meet the current standard without further cleanup. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always used with reference to the then-current regulatory limit. Clean air regulations that further restrict sulfur dioxide emissions will likely reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 pounds of sulfur dioxide per million British thermal units of fuel consumed. At December 31, 2006, 0.7 billion tons, or 17%, of our coal reserves met the current standard as a compliance coal. However, recently the U.S. Environmental Protection Agency promulgated new regulations that further restrict emissions. It is possible that no coal will be considered compliance coal with emission standards restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal.

As a result of a 1998 court decision forcing the establishment of mercury emissions standards for power plants, the Environmental Protection Agency also promulgated a regulatory program for controlling mercury. CONSOL Energy coals have mercury contents typical for their rank and location (approximately 0.07-0.15 parts mercury per million British thermal unit). Because most CONSOL Energy coals have high heating values, they have lower mercury contents (on a pound per British thermal unit basis) than lower rank coals at a given mercury concentration. Eastern bituminous coals tend to produce a greater proportion of flue gas mercury in the ionic or oxidized form (which is captured by scrubbers installed for sulfur control) than sub-bituminous coal, including coals produced in the Powder River Basin. High rank coals also may be more amenable to other methods of controlling mercury emissions, such as by carbon injection. In the case of mercury, the determination of the existence of a compliance coal for mercury will be based on an analysis of the requirements of the new program and may result in a coal that is compliant for sulfur dioxide standards, but non-compliant for mercury. The first phase of the new federal standards for mercury emissions must be met beginning in 2010. Some states have adopted a similar control program for mercury but with more strict limits and a shorter time frame for compliance.

Production

In the year ended December 31, 2006, 97% of CONSOL Energy’s production came from underground mines and 3% from surface mines. Where the geology is favorable and reserves are sufficient, CONSOL Energy employs longwall mining systems in our underground mines. For the year ended December 31, 2006, 88% of our production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at low incremental cost.

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the year ended December 31, 2006, 2005 and 2004, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us.

Mine	Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
					2006	2005	2004
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	R R/B	10.7	9.8	10.2	1990
McElroy	Glen Easton, West Virginia	U	LW/CM	B	10.5	10.4	8.2	1968
Bailey	Enon, Pennsylvania	U	LW/CM	R R/B	10.2	11.1	10.1	1984
Loveridge	Fairview, West Virginia	U	LW/CM	R T	6.4	6.4	4.8	1956
Robinson Run	Shinnston, West Virginia	U	LW/CM	R CB	5.7	6.1	6.3	1966
Blacksville 2	Wana, West Virginia	U	LW/CM	R R/B T	5.0	5.3	5.7	1970
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	R R/B T	3.5	3.8	4.0	1998
Shoemaker	Moundsville, West Virginia	U	LW/CM	B	1.0	3.5	3.7	1966
Mahoning Valley(1)	Cadiz, Ohio	S	S/L	R T	0.2	0.6	0.7	1974

Central Appalachia
Buchanan	Mavisdale, Virginia	U	LW/CM	R	5.0	1.7	4.4	1983
Jones Fork(1)	Mousie, Kentucky	U/S	CM	R T	3.1	2.9	3.0	1992
Mill Creek(1)	Deane, Kentucky	U/S	CM	R	2.1	2.8	3.8	1994
Southern West Virginia Resources(1) (3)	Mingo County, West Virginia	U/S	CM/S/L	T R	1.2	0.5	—	2005
Miller Creek Complex (1)	Delbarton, West Virginia	U/S	CM/S/L	T	0.9	1.2	0.3	2004
Amonate(1)	Amonate, Virginia	U/S	CM/S/L	R T	0.5	0.6	0.7	1925
VP-8	Rowe, Virginia	U	LW/CM	R	0.3	1.2	1.5	1993

Western U.S.
Emery(2)	Emery County, Utah	U	CM	T	1.1	1.2	0.3	1945

S = Surface

U = Underground

LW = Longwall

CM = Continuous Miner

S/L = Stripping Shovel and Front End Loaders

R = Rail

B = Barge

R/B = Rail to Barge

T = Truck

CB = Conveyor Belt

(1)	Mahoning Valley, Amonate, Mill Creek, Miller Creek, Jones Fork and Southern West Virginia Resources complexes include facilities operated by independent mining contractors.
(2)	Emery Mine was idled for part of the year ended December 31, 2004 due to market conditions.
(3)	The amounts shown for Southern West Virginia Energy (SWVE) represent 100% of SWVE production for the period the entity was a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” CONSOL Energy acquired a 49% ownership interest in 2005.

Our sales of bituminous coal were at an average sales price per ton produced as follows:

	Years Ended December 31,
	2006	2005	2004
Average Sales Price for Ton Produced	$38.99	$35.61	$30.06

Several major construction projects were completed at our mining complexes during 2006. The 750-ton underground coal bunker at the Loveridge Mine was completed during the third quarter. The bunker allows for increased belt availability which contributed to record annual production at the Loveridge Mine in 2006. The Robinson Run Mine’s new preparation plant was completed and placed into service in August 2006.

Two major construction projects continued during 2006 at the Robinson Run Mine and the Bailey Mine. The Robinson Run Mine’s new slope and overland belt construction is on schedule and is anticipated to be completed early in the third quarter of 2007. The Bailey Mine slope earthwork was completed and construction of the new slope was started. Construction of the Bailey overland belt is expected to commence during the second quarter of 2007. Both the slope and overland belt construction are projected to be complete early in the first quarter of 2009. Both of these projects will provide for increased mine production through belt availability improvements and a cost improvement from a reduction in existing mine infrastructure. These projects also enhance safety by allowing old mine works to be sealed.

The Shoemaker Mine’s belt haulage project started during the second quarter of 2006. While the mine is idled, new mainline belt haulage entries are being developed to replace the old rail haulage. The earthwork also started during the second quarter of 2006, allowing for the construction of the new slope which is expected to begin during the third quarter of 2007. We expect this project to be completed during the first quarter of 2010, subject to market conditions, allowing Shoemaker Mine to resume production.

Several other underground mines set annual production records in 2006. They were the Buchanan Mine in Virginia, the McElroy Mine in West Virginia and the Enlow Fork Mine in Pennsylvania. The Southern Western Virginia Energy joint venture completed its first full year of production during 2006.

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

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage, acreage leased and the amount of income (net of related expenses) we received from royalty payments for the year ended December 31, 2006, 2005 and 2004.

Year	Total Royalty Tonnage (in thousands)	Total Coal Acreage Leased	Total Royalty Income (in thousands)
2006	16,445	281,165	$14,757
2005	19,903	275,290	$12,669
2004	18,249	242,160	$6,001

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

At December 31, 2006, CONSOL Energy operates approximately 25% of the United States’ longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2005.

MAJOR U.S. UNDERGROUND COAL MINES—2005

In millions of tons

Mine Name	Operating Company	Production
Bailey	CONSOL Energy	11.1
McElroy	CONSOL Energy	10.4
Enlow Fork	CONSOL Energy	9.8
Twenty Mile	Peabody Energy Subsidiary	9.6
San Juan	BHP Billiton	7.9
SUFCO	Arch Coal, Inc.	7.5
Cumberland Resources	Cumberland Resources, LP. (Foundation)	7.1
Emerald Resources	Emerald Resources, LP. (Foundation)	6.7
Century	American Energy Corp. (Murray)	6.6
Loveridge	CONSOL Energy	6.4
Robinson Run	CONSOL Energy	6.1
West Elk	Arch Coal, Inc.	5.5
Blacksville 2	CONSOL Energy	5.3
Powhatan No. 6	The Ohio Valley Coal Company (Murray)	5.3
Dotiki	Webster County Coal LLC (Alliance)	4.7
Dugout Canyon	Arch Coal, Inc.	4.6
Federal No. 2	Peabody Energy Subsidiary	4.2
Warrier	Warrier Coal, LLC (Alliance)	4.0
Deer Creek	Energy West Mining Co. (Interwest)	3.9
Mine 84	CONSOL Energy	3.8

Source: National Mining Association

Marketing and Sales

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In 2006, we sold 68.9 million tons of coal, including 100% of a 49% owned variable interest entity that is fully consolidated. Ninety-one percent (91%) of these sales were sold in domestic markets. Our direct sales to domestic electricity generators represented 66% of our total tons sold in 2006. We had approximately 125 customers in 2006. During 2006, no coal customers individually accounted for more than 10% of total revenue. However, the top four coal customers accounted for more than 25% of our total revenues.

Coal Contracts

We sell coal to customers under arrangements that are the result of both bidding procedures and extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the year ended December 31, 2006, approximately 90% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

•	Fixed price contracts with pre-established prices; or

•	Periodically negotiated prices that reflect market conditions at the time; or

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices.

Several contracts provide the opportunity to periodically adjust the contract prices. Contract prices may be adjusted as often as quarterly based upon indices which are pre-negotiated. Many of our contracts have terms no longer than three to five years. An exception to this is an 11-year, 29 million ton coal sales agreement, entered into in August 2006, which commences in January 2008. This contract provides for the delivery of 0.5 million tons in the year 2008, 1.5 million tons in the year 2009 and 3.0 million tons annually thereafter to electric generating plants operated by PPL Corporation. This agreement includes price reopeners for the full contract quantity for years 2009-2010 and one-half of the contract quantity for years 2011-2018, to be negotiated within pre-determined ranges. If the parties are unable to agree on a price for any year, the price will be determined by a mutually agreed independent consultant.

The following table sets forth, as of January 10, 2007, the total tons of coal CONSOL Energy is committed to deliver from 2007 through 2011.

	Tons of Coal to be Delivered (in millions of nominal tons)
	2007	2008	2009	2010	2011
(1) Commitments to deliver coal at predetermined prices	64.4	41.7	24.5	14.0	10.4
(2) Commitments to deliver coal at prices to be determined by mutual agreement of the parties, including some agreements which contain predetermined price ranges	0.3	4.2	10.8	17.0	14.3

	64.7	45.9	35.3	31.0	24.7

We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees that contracts will be renewed, we have been successful in the past in renewing or extending contracts.

Contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes and extraordinary geological conditions. Some contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally three to twelve months. Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in substantial price reductions or termination of the contract, at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, we, or the buyer may vary the timing of delivery within specified limits.

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

At December 31, 2006 we own 17 towboats, 5 harbor boats and a fleet of approximately 600 barges, including assets that were part of the January 2006 acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, to serve customers along the Ohio and Monongahela Rivers. The barge operation allows us to control delivery schedules and has served as temporary floating storage for coal where land storage is unavailable.

Competition

The United States coal industry is highly competitive, with numerous producers selling into all markets that use coal. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The five largest producers are estimated by the 2005 National Mining Association Survey to have produced approximately 53% (based on tonnage produced) of the total United States production in 2005. The U.S. Department of Energy reported 1,398 active coal mines in the United States in 2005, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

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

Gas Operations

Our gas operations are primarily conducted by CNX Gas Corporation, an 81.5% owned subsidiary of CONSOL Energy. Information presented below is 100% of CNX Gas’ basis; it excludes the 18.5% minority interest reduction. CONSOL Energy primarily produces coalbed methane, which is gas that resides in coal seams. In the eastern United States, conventional natural gas fields typically are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, gas in the coal seams that we drill or anticipate drilling is typically in formations less than 2,500 feet deep which are usually better defined than deeper formations. CONSOL Energy believes that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations.

CONSOL Energy has not filed reserve estimates with any federal agency.

Areas of Operation

In the Appalachian Basin we operate principally in Central Appalachia and Northern Appalachia. We also operate in the Illinois Basin. The four areas we see playing prominent roles in our portfolio in the near future are as follows:

•

first, in Central Appalachia, Virginia coal bed methane (CBM), our traditional area of operation, where we have typically produced CBM from vertical wells which we drill well ahead of mining and gob gas from wells drilled to de-gas our coal mines;

•

second, in Northern Appalachia, the Mountaineer CBM play in northwestern West Virginia and southwestern Pennsylvania where our first major drilling program using vertical to horizontal well methodology has shown good results;

•	third, in Northern Appalachia, the Nittany CBM play in central Pennsylvania, where we have substantial holdings and have completed initial testing activities; and

•	last, in the Illinois Basin, Cardinal, our New Albany Shale play in western Kentucky and southern Illinois, that has compelling economic potential similar to Nittany and Mountaineer.

Drilling

During 2006, 2005 and 2004, we drilled in the aggregate, 314, 225, and 228 net development wells, respectively, all of which were productive. Wells drilled by other operators that we participate in are excluded. As of December 31, 2006, we have not had any dry development wells and 41 wells are still in process. The following table illustrates the wells referenced above by geographic region:

Development Wells

	For the Years Ended December 31,
	2006	2005	2004
Central Appalachia	290	206	222
Northern Appalachia	24	19	6

Total	314	225	228

During 2006, 2005 and 2004, we drilled in the aggregate 4, 15 and 12 net exploratory wells, respectively. The following table illustrates the exploratory wells by geographic region:

Exploratory Wells

	For the Years Ended December 31,
	2006	2005	2004
Central Appalachia	2	2	5
Northern Appalachia	2	13	7

Total	4	15	12

The two Northern Appalachia wells drilled in 2006 are still being evaluated.

Production

The following table sets forth CONSOL Energy’s net sales volume produced for the periods indicated, including our portion of equity affiliates and intersegment transactions.

	For the Years Ended December 31,
	2006	2005	2004
Total produced coalbed methane (in millions of cubic feet)	56,135	48,390	48,556

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price, net of hedging transactions, and the average net lifting cost, including our portion of equity interests, for all our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization.

	For the Years Ended December 31,
	2006	2005	2004
Average gas sales price including effects of financial settlements (per thousand cubic feet)	$7.04	$5.90	$4.90
Average net lifting cost (per thousand cubic feet)	$0.56	$0.57	$0.50

Productive Wells and Acreage

The following table sets forth at December 31, 2006, the number of CONSOL Energy’s producing wells, developed acreage and undeveloped acreage.

	Gross	Net(1)
Producing Wells	3,232	2,636
Proved Developed Acreage	220,383	190,134
Proved Undeveloped Acreage	42,900	42,180
Unproved Acreage	2,197,397	1,776,786

Most of our development wells and acreage are located in Central Appalachia. Some leases are beyond their primary term, but these leases are extended in accordance with their terms as long as certain drilling commitments are satisfied.

(1)	Net acres do not include acreage attributable to the working interests of our principal joint venture partners and the portions of certain proved developed acreage attributable to property we have leased to third-party producers. Additional adjustments (either increases or decreases) may be required as we further develop title to and further confirm our rights with respect to our various properties in anticipation of development. We believe that our assumptions and methodology in this regard are reasonable.

Sales

CONSOL Energy enters into physical gas sales transactions with various counterparties for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, other than interstate pipeline outages related to maintenance, we have not failed to deliver quantities required under contract. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial, as well as physical hedges, represented approximately 27% of our produced gas sales volumes for the year end December 31, 2006 at an average price of $7.42 per thousand cubic feet. As of December 31, 2006 we expect these transactions will cover approximately 20% of our estimated 2007 production.

CONSOL Energy purchased firm transportation capacity on the Columbia interstate pipeline to ensure gas production flows to market. As of October 31, 2006, pursuant to an agreement with ETNG, we have a contract for firm transportation of 197,500 thousand cubic feet per day on the Jewell Ridge Lateral for the next 15 years. We also have 40,000 thousand cubic feet per day on ETNG’s Patriot mainline. As of December 31, 2006, CONSOL Energy has secured firm transportation capacity to cover more than its 2007 hedged production. We also participate in the short-term firm transportation markets to manage flows as market conditions dictate. We expect to be able to flow all of our production in 2007 without curtailment, other than curtailments resulting from maintenance or other major events relating to our gathering systems, laterals or the interstate gas pipeline.

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk”, and in Note 25 to the Consolidated Financial Statements.

Gas Reserves

The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is net of any royalty interest. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations. Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X.

	Net Gas Reserves (millions of cubic feet)
	As of December 31,
	2006		2005		2004
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Estimated proved developed reserves	609,700	2,200	549,574	2,672	395,152	1,489
Estimated proved undeveloped reserves	653,593	—	578,150	—	647,251	896

Total estimated proved developed and undeveloped reserves	1,263,293	2,200	1,127,724	2,672	1,042,403	2,385

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows:

	Discounted Future Net Cash Flows ($ in thousands)
	As of December 31,
	2006	2005	2004
Future net cash flows (net of income tax)	$2,483,887	$5,149,938	$2,872,571
Total standardized measure of after-tax discounted future net cash flows	$934,891	$1,870,794	$1,029,538

Competition

Competition throughout the country is regionalized. We operate in the eastern United States. CONSOL Energy believes that the gas market is highly fragmented and not dominated by any single producer. We believe that several of our competitors have devoted far greater resources than we have to gas exploration and development. CONSOL Energy believes that competition within our market is based primarily on operating cost and the proximity of gas fields to customers.

Power Generation

Through a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, our 81.5% owned subsidiary, CNX Gas, owns a 50% interest in an 88-megawatt, gas-fired electric generating facility. This facility is used for meeting peak load demands. The facility is in southwest Virginia and uses coalbed methane gas that we produce.

Other

CONSOL Energy provides other services both to our own operations and to others. These include terminal services (including break bulk, general cargo and warehouse services), river and dock services, industrial supply services, coal waste disposal services and land resource services.

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

Industrial Supply Services

Fairmont Supply Company, a CONSOL Energy subsidiary, is a general-line distributor of mining and industrial supplies in the United States. Fairmont Supply has 13 customer service centers nationwide. Fairmont Supply also provides integrated supply procurement and management services. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distribution to minimize total cost in the maintenance, repair and operating supply chain. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

Fairmont Supply provides mine supplies to CONSOL Energy’s mining operations. Approximately 51.9% of Fairmont Supply’s sales in 2006 were made to CONSOL Energy’s mines.

Terminal Services

In 2006, approximately 5.7 million tons of coal were shipped through CONSOL Energy’s subsidiary, CNX Marine Terminal Inc.’s exporting terminal in the Port of Baltimore. Approximately 40% of the tonnage shipped was produced by CONSOL Energy coal mines. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation, Inc.

River and Dock Services

CONSOL Energy’s river operations, located in Speers and Elizabeth, Pennsylvania, transport coal from our mines, coal from other mines and non-coal commodities from river loadout facilities primarily along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania. Products are delivered to customers along the Monongahela, Ohio and Allegheny rivers. The river operation employs 17 company-owned towboats, 5 harbor boats and approximately 600 barges, including assets which were part of the January 2006 acquisition of Mon River Towing and J.A.R. Barge Lines, LLC. In 2006, our river vessels transported a total of 24.5 million tons of coal and other commodities, including 11.1 million tons of coal produced by CONSOL Energy mines.

CONSOL Energy provides dock services at Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system.

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

Employee and Labor Relations

At December 31, 2006, CONSOL Energy had 7,253 employees, 39% of whom were represented by the United Mine Workers of America (UMWA). A new five-year labor agreement was reached in December 2006 and commences January 1, 2007. The new agreement expires December 31, 2011 and provides for a 20% across-the-board wage increase over its duration and a $1,000 bonus to be paid immediately to the union’s active miners. Wages will go up $1.50 per hour in 2007, $1.00 per hour in 2008 and $0.50 per hour for 2009 through 2011. Other terms of the agreement require additional contributions to be made into the employee benefit funds. Full health-care benefits for active and retired members and their dependents will continue with no increase in co-payments. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007 will not be eligible to receive retiree benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked. The agreement replaced the Bituminous Coal Wage Agreement of 2002.

Laws and Regulations

The coal mining and gas industry are subject to regulation by federal, state and local authorities on matters such as the discharge of materials into the environment, employee health and safety, permitting and other licensing requirements, reclamation and restoration of mining properties after mining or gas operations are completed, management of materials generated by mining and gas operations, surface subsidence from underground mining, water pollution, water appropriation and legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, endangered plant and wildlife protection, limitations on land use, storage of petroleum products and substances that are regarded as hazardous under applicable laws, and management of electrical equipment containing polychlorinated biphenyls, or PCBs. In addition, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for CONSOL Energy’s coal and gas products. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on CONSOL Energy’s mining or gas operations or our customers’ ability to use coal or gas and may require CONSOL Energy or our customers to change their operations significantly or incur substantial costs.

Numerous governmental permits and approvals are required for mining and gas operations. Regulations provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws by individuals or companies no longer affiliated with CONSOL Energy could provide a basis to revoke existing permits and to deny the issuance of additional permits. CONSOL Energy is, or may be, required to prepare and present to federal, state or local authorities data and/or analysis pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment, public and employee health and safety. All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Accordingly, the permits we need for our mining and gas operations may not be issued, or, if issued, may not be issued in a timely fashion. Permits we need may involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining and gas operations or to do so profitably. Future legislation and administrative regulations may increasingly emphasize the protection of the environment, health and safety and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We post surety performance bonds or letters of credit pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, often including the cost of treating mine water discharge when necessary. Compliance with these laws has substantially increased the cost of coal mining and gas production for all domestic coal and gas producers. We endeavor to conduct our mining and gas operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining and gas operations occur from time to time. None of the violations to date, or the monetary penalties assessed have been material. CONSOL Energy made capital expenditures for environmental control facilities of approximately $10.2 million, $8.6 million, and $1.3 million for the year ended December 31, 2006, 2005 and 2004, respectively. CONSOL Energy expects to have capital expenditures of $29.2 million for 2007 for environmental control facilities.

Mine Health and Safety Laws

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Health and Safety Act of 1969 was adopted. The Federal Coal Mine Safety and Health Act of 1977 expanded the enforcement of safety and health standards of the Coal Mine Health and Safety Act of 1969 and imposed safety and health standards on all (non-coal as well as coal) mining operations. In 2006, following several mine accidents that occurred earlier that year, Congress enacted the MINER Act that imposed additional requirements on coal operators. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, blasting, the equipment used in mine emergency procedures, mine plans and other matters. The federal Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, as part of the Mine Safety and Health Act of 1977, the Black Lung Benefits Act requires payments of benefits to disabled coal miners with black lung and to certain survivors of miners who die from black lung disease.

Most states in which CONSOL Energy operates have programs for mine safety and health regulation and enforcement. The combination of federal and state safety and health regulations in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting any industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. The various requirements mandated by law or regulation can have a significant effect on operating costs.

Black Lung Legislation

Under federal black lung benefits legislation, each coal mine operator is required to make payments of black lung benefits or contributions to:

•	current and former coal miners totally disabled from black lung disease;

•	certain survivors of a miner who dies from black lung disease or pneumoconiosis; and

•

a trust fund for the payment of benefits and medical expenses to claimants whose last mine employment was before January 1, 1970, where no responsible coal mine operator has been identified for claims (where a miner’s last coal employment was after December 31, 1969), or where the responsible coal mine operator has defaulted on the payment of such benefits. The trust fund is funded by an excise tax on U.S. production of up to $1.10 per ton for deep mined coal and up to $0.55 per ton for surface-mined coal, neither amount to exceed 4.4% of the gross sales price.

In addition to the federal legislation, we are also liable under various state statutes for black lung claims.

Workers’ Compensation

CONSOL Energy is required to compensate employees for work-related injuries. Several states in which we operate consider changes in workers’ compensation laws from time to time. Such changes, if enacted, could affect CONSOL Energy’s workers’ compensation costs.

Retiree Health Benefits Legislation

The Coal Industry Retiree Health Benefit Act of 1992 requires all assigned operators, including subsidiaries of CONSOL Energy, to make premium payments to fund the cost of providing health benefits for certain coal industry retirees. The task of calculating the annual per beneficiary premium that assigned operators are obligated to pay to the Combined Benefit Fund is the responsibility of the Commissioner of Social Security. The calculation of this premium in accordance with the statutory formula has been the subject of litigation since 1994 and has generated conflicting decisions from the United States Court of Appeals for the Eleventh Circuit and the United States Court of Appeals for the District of Columbia. In light of the decisions arising from the litigation, the Commissioner of Social Security performed two premium calculations and, on June 10, 2003, retroactively imposed a higher premium on certain assigned operators, including subsidiaries of CONSOL Energy, and imposed a lower premium contribution obligation on other assigned operators. This June 20, 2003 premium decision led to additional actions being filed by assigned operators, the Combined Benefit Fund and the Social Security Administration over the formula used to calculate the per beneficiary premium. Thereafter, these new actions were consolidated and the cases were transferred to the United States District Court for the District of Maryland for decision. On August 12, 2005, that United States District Court ruled that the calculation of the higher premium rate by the Commissioner of Social Security was improper, arbitrary, and capricious. Subsequently, on December 21, 2006, the United States Circuit Court of Appeals for the Fourth Circuit affirmed the decision of the United States District Court of Maryland and held that the term “reimbursements,” as used in the statutory formula for the calculation of the premium, includes certain payments made by Medicare, which results in a calculation that will yield a lower premium rate to be imposed on assigned operators. CONSOL Energy has made required payments to the Combined Benefit Fund at the higher premium rate but has not been permitted to obtain any refund or take any credit for its payments until all appeals concerning the present actions are exhausted. The final outcome of this legal process cannot be predicted with certainty. However, we do not believe this matter will have a material impact on our cash flows, results of operation or financial condition.

The Surface Mining Control and Reclamation Act Amendments of 2006 provides that certain annual transfers are to be made from the Abandoned Mine Land (AML) program to the Combined Benefit Fund, the 1992 Fund and the 1993 Fund. The current law has been amended so that after a phase-in period, the new legislation removes the annual cap on the amount of interest to be transferred and requires annual transfers of AML Fund interest to the Combined Benefit Fund, 1992 Fund and 1993 Fund to pay the health care benefits of retirees whose employers have gone out of business. If proceeds from the AML Fund are insufficient, additional funds will be transferred from the general fund to cover the costs associated with the above referenced health care funds. CONSOL Energy will continue to pay for assigned beneficiaries in the Combined Benefit Fund. CONSOL Energy’s obligation to the 1992 Fund will remain the same in 2007, will reduce to 75% in 2008, 50% in 2009, 25% in 2010 and 0% beginning in 2011. In addition, the average per-ton reclamation tax on company-produced coal will be reduced $0.012 per ton in 2008 compared with 2006 and by $0.019 per ton when the legislation is fully implemented in 2016.

Pension Protection Act

The Pension Protection Act of 2006 (the Pension Act) will simplify and transform rules governing the funding of defined benefit plans, accelerate funding obligations of employers, make permanent certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), make permanent the diversification rights and investment education provisions for plan participants and encourage automatic enrollment in defined contribution 401 (k) plans. In general, most provisions of the Pension Act of 2006 will take effect for plan years beginning on or after December 31, 2007. Plans generally will be required to set a funding target of 100% of the present value of accrued benefits and sponsors will be required to amortize unfunded liabilities over a 7-year period. The Pension Act includes a funding target phase-in provision consisting of a 92% funding target in 2008, 94% in 2009, 96% in 2010, and 100% thereafter. Plans with a funded ratio of less than 80%, or less than 70% using special assumptions, will be deemed to be “at risk” and will be subject to additional funding requirements. Our current funding ratio is 90%. Our intent is to meet the 100% requirement by 2011.

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

as administered and enforced by United States Environmental Protection Agency (EPA) and/or authorized federal or state agencies, state laws of similar scope, and other state environmental and conservation laws in each state in which CONSOL Energy operates.

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

SMCRA permit provisions include requirements for coal exploration; baseline environmental data collection and analysis; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; refuse disposal plans; surface drainage control; mine drainage and mine discharge control; and treatment and site reclamation. The mining permit application process, whether state or federal, is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation, wildlife, assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of SMCRA, the state programs and the complementary environmental programs that impact coal mining. Detailed engineering plans are included for all surface facilities built as part of the mine, including roads, ponds, shafts and slopes, boreholes, portals, pipelines and power lines, excess spoil disposal areas and coal refuse disposal facilities. Also included in the permit application are documents defining ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required of the OSM Applicant Violator System. We also must list all public and privately-owned structures located within minimum defined distances near to or above our mines and mining facilities. Once a permit application is prepared and submitted to the regulatory agency, it goes through a completeness review and technical review. Public notice of the proposed permit is given for a comment period before a permit can be issued. Some mining permits take over a year to prepare, depending on the size and complexity of the mine and often take six months to three years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has the right to comment on and otherwise engage in the permitting process, including through intervention in the courts. The mine operator must submit a bond or otherwise secure the performance of these reclamation obligations, including, as appropriate, a bond sufficient to cover the costs of long-term treatment of mine drainage discharges from closed facilities or ones from which a post-mining discharge is anticipated. The earliest a reclamation bond can be released is five years after reclamation has been achieved. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of longwall or other methods of underground mining, including an obligation to restore or replace water supplies adversely affected by underground mining. All states also impose an obligation on surface mining operations to replace domestic water supplies adversely affected by such operations. In addition, the Abandoned Mine Reclamation Fund, which is part of the SMCRA, imposes a tax on all current mining operations, the proceeds of which are used to restore unreclaimed and abandoned mine lands closed before 1977. The maximum tax is $0.35 per ton on surface-mined coal and $0.15 per ton on underground-mined coal.

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

In the Commonwealth of Pennsylvania, where CONSOL Energy operates four longwall mines, significant expenses have been incurred to abate enforcement actions related to the impacts on streams from subsidence. Future Pennsylvania Department of Environmental Protection enforcement actions could cause CONSOL Energy to change mine plans, to incur significant costs, and potentially even shut down mines in order to meet compliance requirements.

Clean Air Act and Related New Regulations

The federal Clean Air Act and similar state laws and regulations which regulate emissions into the air, affect coal mining, gas and processing operations primarily through permitting and/or emissions control requirements. For example, regulations relating to fugitive dust and coal combustion emissions could restrict CONSOL Energy’s ability to develop new mines or require CONSOL Energy to modify our operations. National Ambient Air Quality Standards (“NAAQS”) for particulate matter resulted in some areas of the country being classified as non-attainment for fine particulate. Because coal mining operations and plants burning coal emit particulate matter, CONSOL Energy’s mining operations and utility customers are directly affected where implemented by the states.

CONSOL Energy believes we have obtained all necessary permits under the Clean Air Act. The expiration dates of these permits range from January 1, 2007 through June 30, 2008. CONSOL Energy monitors permits required by operations regularly and takes appropriate action to extend or obtain permits as needed.

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

Further sulfur dioxide emission reductions are required by the Clean Air Interstate Rules (“CAIR”), which were promulgated by the EPA in 2005. In order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. The CAIR rules significantly reduce sulfur dioxide emission allowances available to electric power plants. More strict omission limits mean few coals can be burned without the installation of supplemental environmental control technology in the form of scrubbers. Because higher sulfur coal currently accounts for a significant portion of our sales, the extent and timing to which power generators install scrubbers could materially affect our business.

In October 1998, the EPA finalized a rule requiring a number of eastern U.S. states to make substantial reductions in nitrogen oxide emissions by June 1, 2004. The installation of additional control measures to achieve these reductions makes it more costly to operate coal-fired power plants and could make coal a less attractive fuel. In addition, reductions in nitrogen oxide emissions can be achieved at a low capital cost through a combination of low nitrogen oxide burners and coal produced in western U.S. coal mines. As a result, changes in current emissions standards could also impact the economic incentives for eastern U.S. coal-fired power plants to consider using more coal produced in western U.S. coal mines. The CAIR rules promulgated in 2005 target electric utilities for further reductions in NOx and impose emissions caps for NOx on electric generating units that take effect in 2010.

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

Also, numerous proposals have been made at the international, national, regional and state levels that are intended to limit or capture emissions of greenhouse gases, such as carbon dioxide and several states have adopted measures intended to reduce greenhouse gas loading in the atmosphere. If comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States or individual states, it may affect the use of fossil fuels, particularly coal, as an energy source.

Clean Water Act

The federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. New requirements under the Clean Water Act and corresponding state laws, including those relating to protection of “impaired water” so designated by individual states through the use of new effluent limitations known as Total Maximum Daily Load (“TMDL”) limits, and anti-degradation regulations which protect state designated “high quality/exceptional use” streams by restricting or prohibiting “discharges” which result in degradation, and “protecting” these streams, wetlands, other regulated water sources and associated riparian lands from the surface impacts of underground mining, may cause CONSOL Energy to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

The Army Corps of Engineers (the “COE”) is empowered to issue “nationwide” permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404. Individual permits are required for activities determined to have more significant impacts to waters of the United States. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States, although this Nationwide Permit 21 must be renewed in 2007 to enable its continued use. If Nationwide Permit 21 is not renewed, then sites using that permit will have to apply to the COE to convert any approved Nationwide Permit 21 to individual permits. On October 23, 2003, several citizens groups sued the COE in the U.S. District Court for the Southern District of West Virginia seeking to invalidate “nationwide” permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed “individual” permits. On July 8, 2004, the court issued an order enjoining the further issuance of Nationwide Permit 21 and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all Nationwide Permit 21 issued within the Southern District of West Virginia. Although we had no operations that were interrupted, based on this decision, we decided to convert certain current and planned applications for Nationwide Permit 21 in southern West Virginia to applications for individual permits. A similar lawsuit was filed on January 27, 2005 in the U.S. District Court for the Eastern District of Kentucky, and other lawsuits may be filed in other states where we operate. Although this lawsuit has not yet been resolved, we have decided to obtain individual Corps permits for our facilities as needed in eastern Kentucky. To date, our operations in other states have not been significantly affected by the lawsuits in eastern Kentucky and southern West Virginia.

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

From time to time, we have been the subject of administrative proceedings, litigation and investigations relating to environmental matters. We have been in the past and currently are named as a potentially responsible party at Superfund sites. We may become involved in future proceedings, litigation or investigations and incur liabilities that could be materially adverse to us.

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

Regulations and orders set forth by the Federal Energy Regulatory Commission also impact the business of CONSOL Energy to a certain degree. Although the Federal Energy Regulatory Commission does not directly regulate our production activities, the Federal Energy Regulatory Commission has stated that it intends for certain of its orders to foster increased competition within all phases of the natural gas industry. Additionally, the Federal Energy Regulatory Commission continues to review its transportation regulations, including whether to allocate all short-term capacity on the basis of competitive auctions and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. Additional Federal Energy Regulatory Commission orders were adopted based on this review with the goal of increasing competition for natural gas markets and transportation.

The Federal Energy Regulatory Commission has also issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the Federal Energy Regulatory Commission does not have jurisdiction over services provided by these facilities, then such facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. Our gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although we do not believe that it would be affected by such regulation any differently than other natural gas producers or gathers. In addition, the Federal Energy Regulatory Commission’s approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to federal Energy Regulatory Commission regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

CONSOL Energy owns certain natural gas pipeline facilities that we believe meet the traditional tests which the Federal Energy Regulatory Commission has used to establish a pipeline’s status as a gatherer not subject to the Federal Energy Regulatory Commission jurisdiction.

Additional proposals and proceedings that might affect the gas industry are pending before Congress, the Federal Energy Regulatory Commission, the Minerals Management Service, state commissions and the courts. CONSOL Energy cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, CONSOL Energy does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of CONSOL Energy. No material portion of CONSOL Energy’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

State Regulation of Gas Operations—United States

CONSOL Energy’s operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. CONSOL Energy’s operations are also subject to various conservation laws and regulations. These include regulations that affect the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of gas properties. In addition, state conservation laws establish maximum rates of production from gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. These regulatory burdens may affect profitability, and CONSOL Energy is unable to predict the future cost or impact of complying with such regulations.

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

Executive Officers of The Registrant

Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Directors and Executive Officers of the Registrant” (included herein pursuant to Item 401 (b) of Regulation S-K).

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

CONSOL Energy’s results of operations are highly dependent upon the prices we receive for our coal, which are closely linked to consumption patterns of the electric generation industry and certain industrial and residential patterns where gas is the principal fuel. Extended or substantial price declines for coal would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. Prices of coal may fluctuate due to factors beyond our control such as overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; technological advances affecting energy consumption; domestic and foreign government regulations; price and availability of alternative fuels; price of foreign imports and weather conditions. Any adverse change in these factors could result in weaker demand and possibly lower prices for our production, which would reduce our revenues.

Natural gas prices are volatile, and a decline in natural gas prices would significantly affect our financial results. Our revenue, profitability and cash flow depend upon the prices and demand for natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Changes in natural gas prices have a significant impact on the value of our reserves and on our cash flow. In the past we have used hedging transactions to reduce our exposure to market price volatility when we deemed it appropriate. If we choose not to engage in, or reduce our use of, hedging arrangements in the future, we may be more adversely affected by changes in natural gas prices than our competitors who engage in hedging arrangements to a greater extent than we do. Prices for natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as: the domestic and foreign supply of natural gas; the price of foreign imports; overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; weather conditions; technological advances affecting energy consumption; domestic and foreign governmental regulations; proximity and capacity of gas pipelines and other transportation facilities; and the price and availability of alternative fuels. Additionally, lower natural gas prices may reduce the amount of natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties for impairments. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

If customers do not extend existing contracts or enter into new long-term contracts for coal, profitability of CONSOL Energy’s operations could be affected.

During the year ended December 31, 2006, approximately 90% of the coal CONSOL Energy produced was sold under long-term contracts (contracts with terms of one year or more). If a substantial portion of CONSOL Energy’s long-term contracts are modified or terminated or if force majeure is exercised, CONSOL Energy would be adversely affected if we are unable to replace the contracts or if new contracts were not at the same level of profitability. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-term supply contracts may not reflect our cost increases, and therefore increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. As a result, CONSOL Energy may not be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) and long-term contracts may not contribute to our profitability.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the year ended December 31, 2006, we derived over 25% of our total revenues from sales to our four largest coal customers. At December 31, 2006, we had approximately 13 coal supply agreements with these customers that expire at various times from 2007 to 2019. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and these customers may not continue to purchase coal from us under long-term coal supply agreements. If any one of these four customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

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

Disruption of rail, barge and other systems that deliver CONSOL Energy’s coal, or an increase in transportation costs could make CONSOL Energy’s coal less competitive.

Coal producers depend upon rail, barge, trucking, overland conveyor and other systems to provide access to markets. Disruption of transportation services because of weather-related problems, strikes, lock-outs, break-downs of locks and dams or other events could temporarily impair our ability to supply coal to customers and adversely affect our profitability. Transportation costs represent a significant portion of the delivered cost of coal and, as a result, the cost of delivery is a critical factor in a customer’s purchasing decision. Increases in transportation costs could make our coal less competitive.

Competition within the coal and gas industries may adversely affect our ability to sell our products, or a loss of our competitive position because of overcapacity in these industries could adversely affect pricing which could impair our profitability.

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

Recent increases in coal prices could encourage the development of expanded capacity by new or existing coal producers. Any resulting overcapacity could affect our ability to sell coal or reduce coal prices and therefore reduce our revenues.

The gas industry is intensely competitive with companies from various regions of the United States and may compete with foreign companies for domestic sales, many of whom are larger and have greater financial, technological, human and other resources. If we are unable to compete, our operating results and financial position may be adversely affected. For example, one of our competitive strengths is being a low-cost producer of gas. If our competitors can produce gas at a lower cost than us, it would effectively eliminate our competitive strength in that area. In addition, larger companies may be able to pay more to acquire new gas properties for future exploration, limiting our ability to replace gas we produce or to grow our production. Our ability to acquire additional properties and to discover new gas resources also depends on our ability to evaluate and select suitable properties and to consummate these transactions in a highly competitive environment.

We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

Most of our workforce is comprised of people with technical skills related to the production of coal and gas. Approximately 55 percent of our workforce is 50 years of age or older. Based on our experience, we expect a high percentage of our employees to retire between now and the end of the decade. This will require us to conduct an expanded and sustained effort to recruit new employees to replace those who retire and to fill new jobs as we grow our business. Some areas of Appalachia, most notably in eastern Kentucky, currently have a shortage of skilled labor. Because we have operations in this area, the shortage could make it more difficult to meet our manpower needs and therefore, our results may be adversely affected. Finally, a lack of qualified people may also affect companies that we use to perform certain specialized work. If these companies cannot find enough qualified workers it may delay projects done for us or increase our costs.

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

Proposed reductions in emissions of mercury, sulfur dioxides, nitrogen oxides, particulate matter or greenhouse gases may require the installation of additional costly control technology or the implementation of other measures, including trading of emission allowances and switching to other fuels. For example, in 2005 the Environmental Protection Agency proposed separate regulations to establish mercury emission limits nationwide and to reduce the interstate transport of fine particulate matter and ozone through reductions in sulfur dioxides and nitrogen oxides throughout the eastern United States. The Environmental Protection Agency continues to require reduction of nitrogen oxide emissions in a number of eastern states and the District of Columbia and will require reduction of particulate matter emissions over the next several years for areas that do not meet air quality standards for fine particulates. In addition, Congress and several states may consider legislation to further control air emissions of multiple pollutants from electric generating facilities and other large emitters. Any new or proposed reductions will make it more costly to operate coal-fired plants and could make coal a less attractive fuel alternative to the planning and building of utility power plants in the future. To the extent that any new or proposed requirements affect our customers, this could adversely affect our operations and results.

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

CONSOL Energy’s coal mining operations are predominantly underground mines. These mines are subject to conditions or events beyond CONSOL Energy’s control that could disrupt operations and affect production and the cost of mining at particular mines for varying lengths of time. These conditions or events may have a significant impact on our operating results. Conditions or events have included:

•	variations in thickness of the layer, or seam, of coal;

•	amounts of rock and other natural materials intruding into the coal seam and other geological conditions that could affect the stability of the roof and the side walls of the mine;

•	equipment failures or repairs;

•	fires and other accidents; and

•	weather conditions.

Our mining operations consume significant quantities of commodities, the price of which is determined by international markets. If commodity prices increase significantly or rapidly, it could impact our cost of production.

Coal mines consume large quantities of commodities such as steel, copper, rubber products and liquid fuels. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for these products are strongly impacted by the global commodities market. A rapid or significant increase in cost of some commodities could impact our mining costs because we have limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.

CONSOL Energy must obtain for mining and drilling operations, governmental permits and approvals which can be a costly and time consuming process and can result in restrictions on our operations.

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

Government laws, regulations and other legal requirements relating to protection of the environment, health and safety matters and others that govern our business increase our costs of doing business for both coal and gas, and may restrict our operations.

We are subject to laws, regulations and other legal requirements enacted or adopted by federal, state and local, as well as foreign authorities relating to protection of the environment and health and safety matters, including those legal requirements that govern discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, groundwater quality and availability, plant and wildlife protection, reclamation and restoration of mining or drilling properties after mining or drilling is completed, the installation of various safety equipment in our mines, control of surface subsidence from underground mining and work practices related to employee health and safety. Complying with these requirements, including the terms of our permits, has had, and will continue to have, a significant effect on our costs of operations and competitive position. In addition, we could incur substantial costs, including clean up costs, fines and civil or criminal sanctions and third party damage claims for personal injury, property damage, wrongful death, or exposure to hazardous substances, as a result of violations of or liabilities under environmental and health and safety laws.

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

Additionally, the gas industry is subject to extensive legislation and regulation, which is under constant review for amendment or expansion. Any changes may affect, among other things, the pricing or marketing of gas production. State and local authorities regulate various aspects of gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of gas properties, environmental matters, safety standards, market sharing and well site restoration. If we fail to comply with statutes and regulations, we may be subject to substantial penalties, which would decrease our profitability.

Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations, and may place restrictions on our methods of operation. In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

Stringent health and safety standards were initially implemented when the Federal Coal Mine Health and Safety Act of 1969 was enacted. The Federal Coal Mine Health and Safety Act of 1977 expanded enforcement of the 1969 Act to include all types of mining operations, including those not related to coal mining. Additionally, in 2006, following mine accidents that occurred earlier that year, Congress enacted the MINER Act, which affects numerous aspects of mining operations, including training of personnel, mine procedures, mine plans and other matters. The federal Mine Safety and Health Administration monitors compliance with these federal laws and regulations. In addition, states in which CONSOL Energy operates have programs for safety and health enforcement. The various requirements mandated by law or regulation have a significant effect on CONSOL Energy’s operating costs and place restrictions on our methods of operations. In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

CONSOL Energy has reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and our experience were approximately $455 million at December 31, 2006. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

One of CONSOL Energy’s subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. To date, payments by Fairmont with respect to asbestos cases have not been material. However, there cannot be any assurance that payments in the future with respect to pending or future asbestos cases will not be material to our financial position, results of operations or cash flows of CONSOL Energy.

CONSOL and its subsidiaries are involved in various judicial and administrative proceedings regarding mine water from mining operations at the Buchanan Mine. The granting of injunctions, restraining or similar orders preventing the deposit of mine water from the Buchanan Mine into void spaces of adjoining idled mines or discharge into a nearby river could disrupt production of coal and gas at the Buchanan Mine and any award of damages to plaintiffs over this mine water could result in payments in the future that are material.

CONSOL’S principal mining subsidiary Consolidation Coal Company (“CCC”) in conducting mining operations at the Buchanan Mine removes mine water and stores it in void spaces at nearby mines leased by another subsidiary of CONSOL. CCC also plans in the future to discharge some of this water into a local river. The lessors under those leases as well as the town and county in which the Buchanan Mine is located have commenced various proceedings seeking to enjoin and restrain CCC from continuing to deposit water into these void spaces or discharge water into the nearby river as well as to suspend and revoke CCC’s environmental permits relating to depositing and discharging water. Although CCC believes it has the right to deposit and discharge mine water and is vigorously defending these proceedings, if injunctions, restraining or similar orders were to be issued, CCC’s production of coal and CNX Gas’ production of gas at the Buchanan Mine would be disrupted. In addition, the lessors are seeking substantial damages regarding prior deposits of mine water which, if awarded, could result in payments in the future that are material. For a description of the various proceedings, see Note 26—Commitments and Contingent Liabilities in the notes to the Audited Consolidated Financial Statements included in Part II of this Form 10-K.

CONSOL Energy has obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in CONSOL Energy being required to expense greater amounts than anticipated.

CONSOL Energy provides various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2006, the current and non-current portions of these obligations, after recognition of the effects of the Statement of Financial Accounting Standards, No. 158, “Employers’ Accounting for Deferred Benefit Pension and Other Post Employment Benefits (SFAS No. 158)” included:

•	post retirement medical and life insurance ($2.4 billion);

•	coal workers’ black lung benefits ($195.6 million);

•	salaried retirement benefits ($116.8 million); and

•	workers’ compensation ($166.7 million).

However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. These obligations are unfunded, except for salaried retirement benefits, of which approximately 90% was funded at December 31, 2006. In addition, several states in which we operate consider changes in workers’ compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense.

Due to our participation in multi-employer pension plans, we have exposure under those plans that extend beyond what our obligation would be with respect to our employees.

We contribute to two multi-employer defined benefit pension plans administered by the UMWA Health and Retirement Funds. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination could be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy their obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits.

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

CONSOL Energy’s defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for benefits earned up through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for the Terminations Benefits”, requires that if the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, CONSOL Energy would need to recognize for that year’s results of operations an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. Lump sum payments exceeded the total of the service cost and the interest cost in the plan year ended September 30, 2006. This resulted in expense of $18 million in the year ended December 31, 2006. If lump sum payments again exceed the total of the service cost and the interest cost, the adjustment could materially reduce operating results.

Various federal or state laws and regulations require CONSOL Energy to obtain surety bonds or to provide other assurance of payment for certain of our long-term liabilities including mine closure or reclamation costs, workers’ compensation, coal workers’ black lung and other post employment benefits.

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

Acquisitions that we have completed, as well as acquisitions that we may undertake in the future, involve a number of risks, any of which could cause us not to realize the anticipated benefits.

We have completed several acquisitions and investments in the past. We continually seek to expand our operations and coal and gas reserves through acquisitions. If we are unable to successfully integrate the companies, businesses or properties we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or results of operations. Acquisition transactions involve various inherent risks, including:

•

Uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of acquisition candidates;

•	The potential loss of key customers, management and employees of an acquired business;

•	The ability to achieve identified operating and financial synergies anticipated to result from an acquisition;

•	Problems that could arise from the integration of the acquired business; and

•	Unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the acquisition.

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

CONSOL Energy faces uncertainties in estimating proved recoverable gas reserves, and inaccuracies in our estimates could result in lower than expected reserve quantities and a lower present value of our reserves.

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

The present value of future net cash flows from our proved reserves is not necessarily the same as the current market value of our estimated natural gas reserves. We base the estimated discounted future net cash flows from our proved reserves on prices and costs. However, actual future net cash flows from our gas and oil properties also will be affected by factors such as:

•	geological conditions;

•	changes in governmental regulations and taxation;

•	assumptions governing future prices;

•	the amount and timing of actual production;

•	future operating costs; and

•	capital costs of drilling new wells.

The timing of both our production and incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

The exploration for and production of gas is an uncertain process with many risks.

The exploration for and production of gas involves risks. The cost of drilling, completing and operating wells for coalbed methane or other gas is often uncertain, and a number of factors can delay or prevent drilling operations or production, including:

•	unexpected drilling conditions;

•	title problems;

•	pressure or irregularities in geologic formations;

•	equipment failures or repairs;

•	fires or other accidents;

•	adverse weather conditions;

•	reductions in natural gas prices;

•	pipeline ruptures; and

•	unavailability or high cost of drilling rigs, other field services and equipment.

Our future drilling activities may not be successful, and we cannot be sure that our drilling success rates will not decline. Unsuccessful drilling activities could result in higher costs without any corresponding revenues.

We have a limited operating history in certain of our gas operating areas, and our increased focus on new development projects in these and other unexplored areas increases the risks inherent in our gas activities.

We have not historically invested a significant portion of our capital budget in coalbed methane development projects in areas outside of southwestern Virginia; however, in 2007 and beyond we plan to conduct testing and development activities in areas where we have little or no proved reserves, such as certain areas in Western Pennsylvania, West Central Pennsylvania and Kentucky. These exploration, drilling and production activities will be subject to many risks, including the risk that methane gas is not present in sufficient quantities in the coal seam to be produced economically. We have invested in property, and will continue to invest in property, including undeveloped leasehold acreage, that we believe will result in projects that will add value over time. Drilling for coalbed methane and natural gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net volumes to return a profit after deducting drilling, operating and other costs. We cannot be certain that the wells we drill in these new areas will be productive or that we will recover all or any portion of our investments.

Our gas business depends on transportation facilities owned by others. Disruption of, capacity constraints in, or proximity to pipeline systems could limit sales of our gas.

We transport our gas to market by utilizing pipelines owned by others. If pipelines do not exist near our producing wells, if pipeline capacity is limited or if pipeline capacity is unexpectedly disrupted, our gas sales could be limited, reducing our profitability. If we cannot access pipeline transportation, we may have to reduce our production of gas or vent our produced gas to the atmosphere because we do not have facilities to store excess inventory. If our sales are reduced because of transportation constraints, our revenues will be reduced, which will also increase our costs. If we cannot obtain transportation capacity and we do not have the ability to store gas, we may have to reduce production.

The demand for field services, equipment and personnel and our ability to meet that demand may limit our ability to drill and produce gas.

Due to current industry demands, well service providers and related equipment are in short supply. The demand for qualified and experienced field personnel to drill wells and conduct field operations, including, geologists, geophysicists, engineers and other professionals, in the natural gas and oil industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These shortages may cause escalating prices, the possibility of poor services, ineffective drilling operations and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services and add costs for damages due to accidents sustained from the overuse of equipment and inexperienced personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. We believe that these shortages could continue. In addition, the costs and delivery time of equipment and supplies are substantially greater in periods of peak demand. Accordingly, we cannot assure that we will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms and we may experience shortages of, or material increases in the cost of, drilling equipment, crews and associated supplies, equipment and services in the future. Any such delays and price increases could adversely affect our ability to pursue our drilling program and our results of operations.

Unless we replace our natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2006, production is expected to decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. Thus, we may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

We may incur additional costs and delays to produce gas because we have to acquire additional property rights to perfect our title to the gas estate.

Some of the gas rights we believe we control are in areas where we have not yet done any exploratory or production drilling. Most of these properties were acquired primarily for the coal rights, and, in many cases were acquired years ago. While chain of title work for the coal estate was generally fully developed, in many cases, the gas estate title work is less robust. Our practice is to perform a thorough title examination of the gas estate before we commence drilling activities and to acquire any additional rights needed to perfect our ownership of the gas estate for development and production purposes. We may incur substantial costs to acquire these additional property rights and the acquisition of the necessary rights may not be feasible in some cases. Our inability to obtain these rights may adversely impact our ability to develop these properties. Some states permit us to produce the gas without perfected ownership under an administrative process known as “forced pooling,” which requires us to give notice to all potential claimants and pay royalties into escrow until the undetermined rights are resolved. As a result, we may have to pay royalties to produce gas on acreage that we control and these costs may be material. Further, the forced pooling process is time consuming and may delay our drilling program in the affected areas. In addition, although we believe we have the right to extract and produce coalbed methane from locations where we possess rights to coal, in some cases we may not possess these rights. If we are unable in such cases to obtain those rights from their owners, we will not enjoy the rights to develop coalbed methane with our mining of coal. Our failure to obtain these rights may adversely impact our ability in the future to increase production and reserves. For example, we have substantial acreage in West Virginia for which we have not reviewed the title to determine what, if any, additional rights would be needed to produce coalbed methane from those locations or the feasibility of obtaining those rights.

We need to use unproven technologies to extract coalbed methane on some of our properties.

Our ability to extract gas in coal seams with lower gas content per ton of coal such as the Pittsburgh #8 seam requires the use of advanced technologies that are still being developed and tested. Horizontal drilling is the advanced technology currently being used. This technique, applied in coal seams requires a well design that promotes simultaneous production of water and methane without significant back-pressure, a well that can be subsequently mined through without jeopardizing mine-safety and a well that will ensure wellbore integrity throughout its projected life.

Currently the vast majority of our gas producing properties are located in three counties in southwestern Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area.

The vast majority of our gas producing properties are geographically concentrated in three counties in Virginia. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of gas production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters or interruption of transportation of natural gas produced from the wells in this basin or other events which impact this area.

Other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties.

Although we believe that we hold sufficient rights to all of our advanced gas extraction techniques, other persons could contest our rights and claim ownership of one or more of our advanced techniques for extracting coalbed methane. For example, a third party has asserted that several of our drilling techniques infringed several patents that they hold. A successful challenge to one or more of our advanced extraction techniques could adversely impact our financial performance and results of operation. We might have to pay a royalty which would increase our production costs or cease using that technique which could raise our production costs or decrease our production of coalbed methane. In addition, we could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to our patent rights or intellectual property rights made by third parties.

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

The first through thirteenth paragraphs of Note 26 – Commitments and Contingent Liabilities in the notes to the Consolidated Financial Statements included in Part II of this Form 10-K are incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol CNX. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated. Information presented reflects the 2 for 1 stock split that occurred in May 2006.

	High	Low	Dividends
Year Period Ended December 31, 2006
Quarter Ended March 31, 2006	$37.70	$30.00	$0.07
Quarter Ended June 30, 2006	$49.09	$35.12	$0.07
Quarter Ended September 30, 2006	$48.90	$28.07	$0.07
Quarter Ended December 31, 2006	$38.71	$28.69	$0.07
Year Period Ended December 31, 2005
Quarter Ended March 31, 2005	$24.62	$18.58	$0.07
Quarter Ended June 30, 2005	$27.49	$20.77	$0.07
Quarter Ended September 30, 2005	$38.72	$26.85	$0.07
Quarter Ended December 31, 2005	$39.90	$26.80	$0.07

As of January 30, 2007, there were approximately 51,512 holders of record of our common stock. The computation of the approximate number of shareholders is based upon a broker search.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CONSOL Energy to the cumulative shareholder return for the same period of a peer group and the Standard & Poor’s 500 Stock Index. The peer group has changed from last year in order to be consistent with the peer group that is utilized for executive compensation benchmarking. The peer group is comprised of CONSOL Energy, Allegheny Energy, Inc., Alpha Natural Resources, Inc., Apache Corp., Arch Coal, Inc., Barrick Gold Corp., Equitable Resources, Inc., Foundation Coal Holdings, Inc., Kerr-McGee Corp., Massey Energy Co., Peabody Energy Corp., Teco Energy Inc., and Vectren Corp. The previous peer group included CONSOL Energy, Arch Coal, Inc., Peabody Energy Corp., and Massey Energy Co. The graph assumes that the value of the investment in CONSOL Energy common stock and each index was $100 at December 31, 2001. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2006.

	2001	2002	2003	2004	2005	2006
CONSOL Energy Inc.	100.0	71.8	124.9	185.6	245.7	245.1
Peer Group	100.0	85.3	125.8	156.7	201.2	203.8
Previous Peer Group	100.0	78.4	136.4	206.3	291.2	283.3
S&P 500 Stock Index	100.0	78.0	106.4	117.1	121.9	137.5

Cumulative Total Shareholder Return Among CONSOL Energy Inc., Peer Group and S&P 500 Stock Index

The above information is being furnished pursuant to Regulation S-K, Item 201(e) (Performance Graph).

On January 26, 2007, CONSOL Energy’s board of directors declared a dividend of $0.07 per share, payable on February 23, 2007, to shareholders of record on February 8, 2007.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s board of directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the board of directors deems relevant. Our credit facility limits our ability to pay cash dividends over $0.56 per share annually if our leverage ratio covenant is 1.00 to 1.00 or less. The leverage ratio was 0.59 to 1.00 at December 31, 2006. The credit facility does not permit dividend payments in the event of default. There were no defaults in the year ended December 31, 2006.

On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. We repurchased common stock in each of the first three quarters of the fiscal year 2006 as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2006 – March 31, 2006	2,391,800	$32.22
April 1, 2006 – June 30, 2006	158,000	$41.28
July 1, 2006 – September 30, 2006	965,000	$33.97
October 1, 2006 – December 31, 2006	—	$—

Management cannot estimate the number of shares that will be repurchased in the next twelve months because the purchases are made based on company outlook, business condition and current investment opportunity. The approximate dollar value of shares that may yet be purchased under the approved program is $183.6 million.

See Part III, Item 11. “Executive Compensation” for information relating to CONSOL Energy’s equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the financial statements and related notes included in this report.

STATEMENT OF INCOME DATA

(In thousands except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Revenue and Other Income:
Sales—Outside and Related Party	$3,286,522	$2,935,682	$2,425,206	$2,009,880	$1,983,423
Sales—Purchased Gas	43,973	275,148	112,005	—	—
Sales—Gas Royalty Interests	51,054	45,351	41,858	32,442	19,880
Freight—Outside and Related Party(A)	162,761	119,811	110,175	114,582	134,416
Other income	170,861	107,131	87,505	65,562	45,879
Gain on Sale of 18.5% interest in CNX Gas	—	327,326	—	—	—

Total Revenue and Other Income	3,715,171	3,810,449	2,776,749	2,222,466	2,183,598
Costs:
Cost of goods sold and other operating charges (exclusive of depreciation, depletion and amortization shown below)	2,249,776	2,122,259	1,855,033	1,599,816	1,530,975
Purchased gas costs	44,843	278,720	113,063	—	—
Gas royalty interests costs	41,879	36,501	32,914	24,200	12,214
Freight expense	162,761	119,811	110,175	114,582	134,416
Selling, general and administrative expense	91,150	80,700	72,870	77,571	65,888
Depreciation, depletion and amortization	296,237	261,851	280,397	242,152	262,873
Interest expense	25,066	27,317	31,429	34,451	46,213
Taxes other than income	252,539	228,606	198,305	160,209	172,479
Export sales excise tax resolution	—	—	—	(614)	(1,037)
Restructuring costs	—	—	—	3,606	—

Total Costs	3,164,251	3,155,765	2,694,186	2,255,973	2,224,021

Earnings (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	550,920	654,684	82,563	(33,507)	(40,423)
Income taxes (benefits)	112,430	64,339	(32,646)	(20,941)	(52,099)

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	438,490	590,345	115,209	(12,566)	11,676
Minority interest	(29,608)	(9,484)	—	—	—
Cumulative effect of change in accounting for workers’ compensation liability, net of income taxes of $53,080	—	—	83,373	—	—
Cumulative effect of change in accounting for mine closing, reclamation and gas well closing costs, net of income taxes of $3,035	—	—	—	4,768	—

Net Income (loss)	$408,882	$580,861	$198,582	$(7,798)	$11,676

Earnings (loss) per share from continuing operations
Basic	$2.23	$3.17	$0.64	$(0.08)	$0.08

Dilutive	$2.20	$3.13	$0.63	$(0.08)	$0.08

Earnings (loss) per share from net income
Basic(B)	$2.23	$3.17	$1.10	$(0.05)	$0.08

Dilutive(B)	$2.20	$3.13	$1.09	$(0.05)	$0.08

Weighted average number of common shares outstanding:
Basic(C)	183,354,732	183,489,908	180,461,386	163,465,178	157,457,120

Dilutive(C)	185,638,106	185,534,980	182,399,890	163,465,178	157,668,046

Dividend per share	$0.28	$0.28	$0.28	$0.28	$0.42

BALANCE SHEET DATA

(In thousands)

	At December 31,
	2006	2005	2004	2003	2002
Working capital (deficiency)	$174,372	$194,578	$(243,275)	$(358,459)	$(191,596)
Total assets	5,663,332	5,071,963	4,195,611	4,318,978	4,293,160
Short-term debt	—	—	5,060	68,760	204,545
Long-term debt (including current portion)	552,263	442,996	429,645	495,242	497,046
Total deferred credits and other liabilities	3,228,653	2,726,563	2,582,318	2,757,130	2,828,249
Stockholders’ equity	1,066,151	1,025,356	469,021	290,637	162,047

OTHER OPERATING DATA

(Unaudited)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Coal:
Tons sold (in thousands)(D)(E)	68,920	70,401	69,537	63,962	67,308
Tons produced (in thousands)(E)	67,432	69,126	67,745	60,388	66,230
Productivity (tons per manday)(E)	38.41	37.95	40.51	41.26	40.18
Average production cost ($ per ton produced)(E)	$32.53	$30.06	$27.54	$26.24	$24.73
Average sales price of tons produced ($ per ton produced)(E)	$38.99	$35.61	$30.06	$27.61	$26.76
Recoverable coal reserves (tons in millions)(E)(F)	4,272	4,546	4,509	4,158	4,275
Number of active mining complexes (at period end)	14	17	16	15	17
Gas:
Net sales volume produced (in billion cubic feet) (E)	56.14	48.39	48.56	44.46	41.30
Average sale price ($ per mcf)(E)(G)	$7.04	$5.90	$4.90	$4.03	$3.13
Average costs ($ per mcf) (E)	$2.88	$2.69	$2.45	$2.35	$2.33
Proved reserves (in billion cubic feet)(E)(H)	1,265	1,130	1,045	1,004	961

CASH FLOW STATEMENT DATA

(In thousands)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net cash provided by operating activities	$664,547	$409,086	$358,091	$381,127	$329,556
Net cash used in investing activities	(661,546)	(74,413)	(400,542)	(204,614)	(339,936)
Net cash (used in) provided by financing activities	(119,758)	(455)	42,360	(181,517)	6,315

OTHER FINANCIAL DATA

(Unaudited)

(In thousands)

Capital expenditures	$658,562	$523,467	$410,611	$290,652	$295,025
EBIT(I)	531,009	664,451	108,616	(5,354)	(1,230)
EBITDA(I)	827,246	926,302	389,013	236,798	261,643
Ratio of earnings to fixed charges(J)	11.45	15.95	2.76	—	—

(A)	See Note 27 of Notes to Consolidated Financial Statements for sales and freight by operating segment.
(B)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 2,283,374 shares, 2,045,072 shares, 1,938,504 shares, no shares, and 210,926 shares for the year ended December 31, 2006, 2005, 2004, 2003 and 2002.
(C)	On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock. The stock split resulted in the issuance of approximately 92.5 million additional shares of common stock. Shares and earnings per share for all periods presented are reflected on a post-split basis.
(D)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 1.3 million tons in the year ended December 31, 2006, 1.5 million tons in year ended December 31, 2005; 2.1 million tons in the year ended December 31, 2004; 2.5 million tons in the year ended December 31, 2003 and 2.5 million tons in the year ended December 31, 2002. Also, includes 1.1 million sales tons which is 100% of tons sold by our fully consolidated, 49% owned variable interest entity. Sales of coal produced by equity affiliates were insignificant in the year ended December 31, 2005. Sales of coal produced by equity affiliates in previous periods were 0.1 million tons in the year ended December 31, 2004; 1.0 million tons in the year ended December 31, 2003 and 1.6 million tons in the year ended December 31, 2002.
(E)	Amounts include intersegment transactions. For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their net production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, amounts include 100% of our fully consolidated, 49% owned variable interest entity. Also for coal, Glennies Creek Mine is reported as an equity affiliate through February 2004. Glennies Creek Mine is reported as an equity affiliate for the entire December 2003 period. Our proportionate share of the recoverable coal reserves for Glennies Creek Mine is 9.6 million tons at December 31, 2003. Line Creek was reported as an equity affiliate through February 2003. Line Creek Mine and Glennies Creek Mine are reported as equity affiliates for the entire December 31, 2002 period. Our proportionate share of the recoverable coal reserves for Line Creek Mine and Glennies Creek Mine is 30.7 million tons and 10.2 million tons, respectively at December 31, 2002. For gas, amounts include 100% of CNX Gas’ basis; they exclude the 18.5% minority interest reduction. Also for gas, Knox Energy makes up the equity earnings data in 2006, 2005, 2004, 2003 and 2002. Greene Energy was part of equity earnings in 2002. Our proportionate share of proved reserves for gas equity affiliates is 2.2 bcf, 2.7 bcf, 2.4 bcf, 0.8 bcf and 0.6 bcf at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Sales of gas produced by equity affiliates were 0.22 bcf in the year ended December 31, 2006; 0.23 bcf in the year ended December 31, 2005; 0.20 bcf in the year ended December 31, 2004; .08 bcf in the year ended December 31, 2003 and .22 bcf in the year ended December 31, 2002.
(F)	Represents proven and probable coal reserves at period end.
(G)	Represents average net sales price before the effect of derivative transactions.
(H)	Represents proved developed and undeveloped gas reserves at period end.

(I)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

	Year Ended December 31,
(Unaudited)) (In thousands)	2006	2005	2004	2003	2002
Net Income (Loss)	$408,882	$580,861	$198,582	$(7,798)	$11,676
Add: Interest expense	25,066	27,317	31,429	34,451	46,213
Less: Interest income	(15,369)	(8,066)	(5,376)	(5,602)	(5,738)
Less: Interest income included in export sales excise tax resolution	—	—	—	(696)	(1,282)
Less: Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	—	(83,373)	—	—
Less: Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income taxes of $3,035	—	—	—	(4,768)	—
Add: Income Tax Expense (Benefit)	112,430	64,339	(32,646)	(20,941)	(52,099)

Earnings (Loss) before interest and taxes (EBIT)	531,009	664,451	108,616	(5,354)	(1,230)
Add: Depreciation, depletion and amortization	296,237	261,851	280,397	242,152	262,873

Earnings before interest, taxes and depreciation, depletion and amortization (EBITDA)	$827,246	$926,302	$389,013	$236,798	$261,643

(J)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the year ended December 31, 2003 and December 31, 2002, fixed charges exceeded earnings by $24.7 million and $30.6 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Net income for the 2006 period declined in comparison to the 2005 period primarily due to the 2005 period gain on the sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares of common stock. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327 million. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Net income was also impacted by the acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for the benefits earned through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total pre-tax accelerated actuarial amortization was $18 million and was included in costs of goods sold and other charges and selling, general and administrative costs. These decreases in net income were offset, in part, by $79 million of property and business interruption insurance proceeds recognized in other income related to the Buchanan Mine fire and skip hoist incident that occurred in 2005. Net income was also impacted by increased average sales prices for both coal and gas. Coal unit costs increased in the period-to-period comparison, impairing net income. Increased cost of goods sold and other charges were also attributable to higher supply costs, contract mining fees, labor costs, subsidence costs, and higher insurance premiums. Higher gas unit costs were primarily attributable to higher firm transportation costs and higher power costs.

Total coal sales for the year ended December 31, 2006 were 68.9 million tons, of which 67.6 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company produced coal. This compares with total coal sales of 70.4 million tons for the year ended December 31, 2005, of which 68.9 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, our equity affiliates or sold from inventory of company-produced coal. Sales of company produced coal decreased in the 2006 period due to lower coal production causing fewer tons to be available for sale. Company produced coal production was 67.4 million tons in the 2006 period compared to 69.1 million tons in the 2005 period. The 2006 period production was lower primarily due to the idling of Shoemaker Mine early in the year and the long-term idling of the VP #8 mine in Virginia in the spring of 2006. In addition, geological conditions at several mines resulted in falls on major beltlines during the high humidity season as well as sandstone and rock intrusions in the areas being mined.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 16.0% to 56.1 billion cubic feet in the 2006 period compared with 48.4 billion cubic feet in the 2005 period. Sales volumes in the 2006 period increased as a result of additional wells coming online from our on-going drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates, increased 19.3% to $7.04 per thousand cubic feet in the 2006 period compared with $5.90 per thousand cubic feet in the 2005 period. The increase in average sales price is a result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a larger portion of production was locked in at lower prices than the current period market prices.

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

In reviewing actions taken to date, we estimate that implementation of the new requirements could cost $20 million to $37 million from 2006 until the end of 2009. The actual costs will depend primarily on: the number of additional SCSR oxygen units purchased; the design requirements as well as the extent of deployment of rescue chambers; final interpretation of other regulatory requirements; and final approval of mine-by-mine implementation plans. A large part of the estimated additional costs are related to the purchase of additional SCSR oxygen units.

We did incur costs related to these regulatory requirements during the reporting period. We also are reviewing our coal sales agreements to determine the degree to which costs related to these regulatory requirements may be passed through to customers. While the amount will vary from contract, we believe that some portion of the cost of implementation can be passed to the customer in most of our existing sales agreements.

At December 31, 2006, CONSOL Energy and its subsidiaries had 7,253 employees, 39% of whom were represented by the United Mine Workers. A new five-year labor agreement was reached in December 2006 and commences January 1, 2007. The new agreement expires December 31, 2011 and provides for a 20% across-the-board wage increase over its duration and a $1,000 bonus to be paid immediately to the union’s active miners. Wages will go up $1.50 per hour in 2007, $1.00 per hour in 2008 and $.50 per hour for 2009 through 2011. Other terms of the agreement require an average additional contribution of $2.00 per hour to be made into the employee benefit funds over the contract term. The hourly contribution for each year is as follows; $2.00 for 2007, $3.50 for 2008, $4.25 for 2009, $5.00 for 2010 and $5.50 for 2011. Full health-care benefits for active land retired members and their dependents will continue with no increase in co-payments. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007 will not be eligible to receive retiree benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1.00 per each hour worked. The agreement replaced the Bituminous Coal Wage Agreement of 2002.

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

Results of Operations

Twelve Months Ended December 31, 2006 Compared with Twelve Months Ended December 31, 2005

Net Income

Net income changed primarily due to the following items (table in millions):

	2006	2005	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased (Outside and Related Party)	$2,694	$2,527	$167	6.6%
Produced Gas Sales	389	281	108	38.4%
Gas Royalty Interest	51	45	6	13.3%
Purchased Gas Sales	44	275	(231)	(84.0)%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Sales and Other Income	537	355	182	51.3%

Total Revenue and Other Income	3,715	3,810	(95)	(2.5)%
Coal Cost of Goods Sold—Produced and Purchased	1,785	1,702	83	4.9%
Produced Gas Cost of Goods Sold	107	79	28	35.4%
Gas Royalty Interest Cost of Goods Sold	42	37	5	13.5%
Purchased Gas Cost of Goods Sold	45	279	(234)	(83.9)%
Other Cost of Goods Sold	357	340	17	5.0%

Total Cost of Goods Sold	2,336	2,437	(101)	(4.1)%
Other	828	719	109	15.2%

Total Costs	3,164	3,156	8	0.3%

Earnings before Income Taxes and Minority Interest	551	654	(103)	(15.7)%
Income Tax Expense	112	64	48	75.0%

Earnings Before Minority Interest	439	590	(151)	(25.6)%
Minority Interest	(30)	(9)	(21)	233.3%

Net Income	$409	$581	$(172)	(29.6)%

Net income for the 2006 period declined in comparison to the 2005 period primarily due to the 2005 period gain on the sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares of common stock. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327 million. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Net income was also impacted by the acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for benefits earned through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,”

requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total pre-tax accelerated actuarial amortization was $18 million and was included in costs of goods sold and other charges and selling, general and administrative costs. These decreases in net income were offset, in part, by $79 million of property and business interruption insurance proceeds recognized in other income related to the Buchanan Mine fire and skip hoist incident that occurred in 2005. Net income was also impacted by increased average sales prices for both coal and gas. Coal unit costs increased in the period-to-period comparison, impairing net income. Increased cost of goods sold and other charges were also attributable to higher supply costs, contract mining fees, labor costs, subsidence costs, and higher insurance premiums. Higher gas unit costs were primarily attributable to higher firm transportation costs and higher power costs.

Revenue

Revenue and other income decreased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Sales
Produced Coal—Outside and Related Party	$2,620	$2,448	$172	7.0%
Purchased Coal	74	79	(5)	(6.3)%
Produced Gas	389	281	108	38.4%
Gas Royalty Interest	51	45	6	13.3%
Purchased Gas	44	275	(231)	(84.0)%
Industrial Supplies	120	93	27	29.0%
Other	84	35	49	140.0%

Total Sales	3,382	3,256	126	3.9%
Freight Revenue (Outside and Related Party)	163	120	43	35.8%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Income	170	107	63	58.9%

Total Revenue and Other Income	$3,715	$3,810	$(95)	(2.5)%

The increase in company produced coal sales revenue, including related party, during the 2006 period was due to the increase in average sales price per ton, offset, in part, by decreased sales volumes.

	2006	2005	Variance	Percentage Change
Produced Tons Sold (in millions)	67.6	68.9	(1.3)	(1.9)%
Average Sales Price Per Ton	$38.77	$35.54	$3.23	9.1%

Increased average sales price primarily reflects stronger prices negotiated in 2005 and early 2006 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. Sales of company produced coal decreased in the 2006 period due to lower company production causing fewer tons to be available for sale. Company produced coal production was 67.4 million tons in the 2006 period compared to 69.1 million tons in the 2005 period.

The decrease in company purchased coal sales revenue was due to lower sales tons in the 2006 period compared to the 2005 period, offset, in part, by increased average sales price per ton of purchased coal.

	2006	2005	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.3	1.5	(0.2)	(13.3)%
Average Sales Price Per Ton	$55.87	$52.81	$3.06	5.8%

Higher average sales prices were primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets.

The increase in gas sales revenue was due to a higher average sales price per thousand cubic feet sold and increased volumes in the 2006 period compared to the 2005 period.

	2006	2005	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	55.3	47.9	7.4	15.4%
Average Sales Price Per thousand cubic feet (including effects of derivative transactions)	$7.04	$5.88	$1.16	19.7%

The increase in average sales price is primarily the result of selling the majority of our current year production at market rates that were higher than the prices we sold our gas under hedging contracts in the prior year. CNX Gas enters into physical fixed price gas supply transactions with various counterparties for terms varying in length. CNX Gas also enters into financial gas swap transactions that qualify as financial cash flow hedges. These financial gas swap transactions exist parallel to the underlying physical transactions. These physical and financial hedges represented approximately 27% of our produced gas sales volumes for the year ended December 31, 2006 at an average price of $7.42 per Mcf. In the prior year, these hedges represented approximately 70% of our produced gas sales volumes at an average price of $4.77 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006	2005	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	7.6	6.6	1.0	15.2%
Average Sales Price Per thousand cubic feet	$6.76	$6.92	$(0.16)	(2.3)%

Included in royalty interest gas sales are the revenues related to the portion of production associated with royalty interest owners. The decrease in average sales price is a function of the average CNX Gas sales price being higher in the prior year than the current year for royalty purposes. Sales volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006	2005	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	6.1	28.7	(22.6)	(78.7)%
Average Sales Price Per thousand cubic feet	$7.20	$9.59	$(2.39)	(24.9)%

Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), we have historically recorded our revenues and our costs on a gross basis. However, because we adopted Emerging Issues Task Force 04-13 ,”Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13) on January 1, 2006, purchased gas sales and volumes have decreased. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.

The $27 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and higher average sales prices.

The $49 million increase in other sales was primarily attributable to revenues from river barge towing. CONSOL Energy has an initiative to increase towing revenues from outside parties now that we are no longer restricted under the Jones Act Bowater exemption. Prior to February 2004, foreign ownership of CONSOL Energy exceeded 25%, prohibiting us from providing river barge towing to third parties. In January 2006, CONSOL Energy completed the acquisition of Mon River Towing and J.A.R. Barge Line, LLC, which contributed to the increase in revenues.

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

	2006	2005	Dollar Variance	Percentage Change
Business Interruption Insurance	$79	$18	$61	338.9%
Royalty income	28	26	2	7.7%
Interest income	15	8	7	87.5%
Service income	13	11	2	18.2%
Gain on sale of assets	10	15	(5)	(33.3)%
Equity in income of affiliates	1	3	(2)	(66.7)%
Harmar Trust Settlement	—	7	(7)	(100.0)%
Other miscellaneous	24	19	5	26.3%

Total other income	$170	$107	$63	58.9%

Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind our longwall mining section on February 14, 2005. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the fire at Buchanan Mine. During the year ended December 31, 2006, CONSOL Energy received proceeds from the insurance companies of $38 million. The $38 million was recognized as other income; coal segment recognized $29 million and gas segment recognized $9 million. We had received and recognized as other income $18 million of insurance proceeds in the 2005 period. We have received a total of $70 million from the insurance companies since the incident occurred. No additional reimbursement from the insurance carriers related to this claim will be recovered. Buchanan Mine also experienced a problem with the mine’s skip hoist mechanism on September 16, 2005 which caused the mine to be idled. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the skip incident at Buchanan Mine. During the year ended December 31, 2006, CONSOL Energy recognized proceeds from the insurance companies of $41 million. The $41 million was recognized as other income; coal segment recognized $40 million and gas segment recognized $1 million. No additional reimbursement from the insurance carriers related to this claim will be recovered.

Royalty income has increased due primarily to increased gas prices and additional production on existing royalty contracts. Royalty income received from third parties is calculated as a percentage of the third party sales price.

Interest income increased due to our improved cash position throughout 2006 compared to 2005. The improved cash position was primarily due to the August 2005 sale of 18.5% interest in CNX Gas. The private sale of this stock resulted in $420 million of proceeds.

Service income represents various miscellaneous revenues from coal fines recovery projects, processing fees for third party coal and other miscellaneous activities. The increase in revenues is attributable to new agreements with third parties which allow them to recover coal fines from preparation slurry ponds for a fee.

The decrease in gain on sale of assets in the 2006 period reflects various transactions that occurred throughout both periods, none of which were individually material.

The equity in income of affiliates decreased in the period-to-period comparison due primarily to CONSOL Energy’s portion of a 2005 period gain on sale of land by an affiliate.

Other income from the Harmar Environmental Trust (the Trust) Settlement was attributable to the Civil Division of the Court of Common Pleas of Allegheny County’s decision to terminate a Trust among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the Trust. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust Agreement. Any excess funding upon completion of water treatment or a specified date in the future was to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds was $15 million. CONSOL Energy is responsible for the ongoing water treatment at this facility. CONSOL Energy recorded the funds and the present value of the water treatment liability resulting in $6.5 million of income in the 2005 period.

The $5 million increase in other income was due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2006	2005	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,705	$1,613	$92	5.7%
Purchased Coal	80	89	(9)	(10.1)%
Produced Gas	107	79	28	35.4%
Gas Royalty Interest	42	37	5	13.5%
Purchased Gas	45	279	(234)	(83.9)%
Industrial Supplies	119	105	14	13.3%
Closed and Idle Mines	109	69	40	58.0%
Other	129	166	(37)	(22.3)%

Total Cost of Goods Sold	$2,336	$2,437	$(101)	(4.1)%

Increased cost of goods sold and other charges for company produced coal were due mainly to a 7.7% increase in cost per ton of produced coal sold and a 1.9% decrease in sales volumes.

	2006	2005	Variance	Percentage Change
Produced Tons Sold (in millions)	67.6	68.9	(1.3)	(1.9)%
Average Cost of Goods Sold and Other Charges Per Ton	$25.22	$23.42	$1.80	7.7%

Costs of goods sold and other charges for produced tons sold increased due mainly to an acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for benefits earned through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization was $17.8 million, of which $13.8 impacted costs of goods sold and other charges for produced coal. Increased cost of goods sold and other charges were also attributable to higher supply costs, contract mining fees, labor costs, subsidence costs, and higher insurance premiums. Higher supply costs were attributable to additional maintenance projects and increased cost for electrical products, petroleum products and chemicals, such as diesel fuel and magnetite used in the mining and coal preparation process. Supply costs have also increased due to additional costs being incurred related to the adoption of new safety regulations, as previously discussed. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units. New employees have also been added as trainees who will replace skilled employees expected to retire between now and the end of the decade. Increased employee counts were also necessary to maintain underground belt haulage systems and complete additional roof and rib support. Additional roof and rib support requirements have been necessary due to changes in underground geology and mining conditions. Labor rates were increased in order to stay competitive in certain labor markets. Higher subsidence costs reflect higher costs related to the Pennsylvania Department Environmental Protection regulation titled “Surface Water Protection—Underground Bituminous Coal Mining Operation.” The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. Subsidence costs also increased due to the location of mining activities affecting more surface structures in the 2006 period than in the 2005 period. Higher insurance premiums are attributable to higher costs of property damage and business interruption coverage in the 2006 period compared to the 2005 period. These increases in costs were offset, in part, by lower other post employment benefit costs, workers’ compensation costs and combined fund costs. Other post employment benefit costs were lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer. Medicare is considered the primary payer under our plan. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and will be amortized to earnings. Workers’ compensation expenses have been reduced due to lower state administrative fees charged by the state of West Virginia due to changes in that state’s workers’ compensation program. Unit costs were also improved due to lower combined fund costs as a result of lower monthly premiums as well as lower sales volumes in the period-to-period comparison.

Purchased coal cost of goods sold and other charges decreased in the 2006 period compared to the 2005 period.

	2006	2005	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.3	1.5	(0.2)	(13.3)%
Average Cost of Goods Sold and Other Charges Per Ton	$60.47	$59.28	$1.19	2.0%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals.

Produced gas cost of goods sold and other charges increased due to increased sales volumes and higher unit costs.

	2006	2005	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	55.3	47.9	7.4	15.4%
Average Cost Per Thousand Cubic Feet	$1.93	$1.65	$0.28	17.0%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to firm transportation. Firm transportation costs increased approximately $0.13 per thousand cubic feet in the period-to-period comparison. Approximately $0.06 per thousand cubic feet of the firm transportation increase is the result of the application of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” as of January 1, 2006. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Previously, these transactions were accounted for as purchased gas revenue and purchased gas expense. Approximately $0.07 per thousand cubic feet of the increase in firm transportation was due to additional fees to purchase firm transportation capacity on the TCO interstate pipeline in order to avoid potential curtailments on portions of shipment capacity allocated to CNX Gas. The potential curtailments are due to increased demand for pipeline access in the 2006 period. Unit costs also increased due to higher power costs. Power costs per unit were $0.06 per thousand cubic feet higher due to both increased megawatt hour rates charged by our power provider and the use of more electric compressors during the current year that were previously powered by gas for most of the prior year. Salary and wages have also increased approximately $0.08 per thousand cubic feet due to additional staffing added to achieve desired drilling and production results. Unit costs have increased due to an additional $0.04 per thousand cubic feet related to leasing and brokering of land. Produced gas cost of goods sold per unit also increased by $0.06 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which were individually material. These increases in unit costs were offset, in part, by lower well maintenance costs per unit. Maintenance costs per unit decreased $0.09 per thousand cubic feet in the period-to-period comparison. This improvement was due to maintenance projects being accelerated in prior periods. The improvement was also due to efficiencies in the water collection infrastructure being realized subsequent to the improvements that were made in the prior year. Well maintenance costs per unit also decreased due to additional production in the period-to-period comparison.

	2006	2005	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	7.6	6.6	1.0	15.2%
Average Cost Per Thousand Cubic Feet	$5.54	$5.57	$(0.03)	(0.5)%

Included in royalty interest gas costs are the expenses related to the portion of production associated with royalty interest owners. The decrease in average cost per unit is a function of the market price in the current period compared to the prior period. Volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006	2005	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	6.1	28.7	(22.6)	(78.7)%
Average Cost Per Thousand Cubic Feet	$7.34	$9.71	$(2.37)	(24.4)%

Included in purchased gas costs are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 on

January 1, 2006, purchased gas sales and volumes have decreased. The net result for transactions that meet the above criteria are reflected in transportation expense in the current period. The decrease in costs per unit is a function of the average sales price, before the effects of financial swap transactions, being higher in the prior year than in the current year. Additionally, there were small volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.

Industrial supplies cost of goods sold increased $14 million primarily due to higher sales volumes and higher unit costs.

Closed and idle mine cost of goods sold increased $40 million in the 2006 period compared to the 2005 period. These expenses increased $28 million due to Shoemaker Mine, VP #8 Mine and various other locations being idle for the majority of the 2006 period. These locations were in production for the full 2005 period. The increase was also attributable to higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were the result of updated engineering surveys. Survey adjustments resulted in $10 million of additional expense in the 2006 period for closed and idled locations compared to the results of the survey adjustment in the 2005 period. Closed and idle mine cost of good sold and other charges also increased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Buchanan Mine fire	$—	$34	$(34)	(100.0)%
Buchanan Mine skip hoist accident	—	3	(3)	(100.0)%
Sales contract buy outs	—	13	(13)	(100.0)%
Litigation settlements and contingencies	1	10	(9)	(90.0)%
Incentive compensation	24	35	(11)	(31.4)%
Bank fees	9	12	(3)	(25.0)%
Accounts receivable securitization fees	—	2	(2)	(100.0)%
Coal property holdings costs	9	10	(1)	(10.0)%
Terminal/River operations	51	24	27	112.5%
Stock-based compensation expense	23	4	19	475.0%
Miscellaneous transactions	12	19	(7)	(36.8)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$129	$166	$(37)	(22.3)%

CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, experienced a large rock fall behind its longwall mining section on February 14, 2005. While caving behind the longwall is a normal part of the mining process, the size of this cave-in created a large air pressure wave that disrupted ventilation and also caused an ignition of methane gas in the area. CONSOL Energy temporarily sealed the mine in order to extinguish the fire that developed after the ignition. Various materials, including nitrogen foam and water were pumped into the mine in order to accelerate the process of creating an inert environment within the mine to extinguish the fire. Coal production resumed on June 16, 2005. Costs of goods sold incurred for the Buchanan Mine fire, net of expected insurance recovery, for the year ended December 31, 2005 were $34 million. The incident was covered under CONSOL Energy’s property and business interruption insurance policy as previously discussed.

On September 16, 2005, CONSOL Energy’s Buchanan Mine also had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. Expenses related to clean up of the damaged hoist for the year ended December 31, 2005, were approximately $3 million. This accident was covered under our property and business interruption insurance policy.

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

Incentive compensation expense decreased due to a lower amount projected to be paid to employees for the 2006 period compared to the 2005 period. The lower amount expected to be paid to employees is due to CONSOL Energy falling short of the predetermined earnings level under the plan. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Bank fees decreased primarily due to no borrowings on our credit facility being made throughout the 2006 period.

Accounts receivable securitization fees decreased in the period-to-period comparison. No amounts have been drawn under this program in the 2006 period.

Lower coal property holding costs were attributable to decreased expenses related to leasehold surrenders in the current period.

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

Miscellaneous cost of goods sold and other charges decreased $7 due to various transactions that occurred throughout both periods, none of which were individually material.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2006	2005	Dollar Variance	Percentage Change
Freight expense	$163	$120	$43	35.8%

Selling, general and administrative costs have increased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Wages and salaries	$32	$27	$5	18.5%
Employee benefits	11	11	—	—
Professional, consulting and other purchased services	23	20	3	15.0%
Other	25	23	2	8.7%

Total Selling, General and Administrative	$91	$81	$10	12.3%

Wages and salaries have increased in the period-to-period comparison due to additional positions being added related to CNX Gas, an 81.5% owned subsidiary, being a separate publicly traded company.

Salary retirement costs increased due mainly to an acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions for benefits earned through December 31, 2005 made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump-sum in that year be recognized. The total accelerated actuarial amortization was $17.8 million, of which $2.1 million impacted selling, general and administrative expense. The salary retirement increase was offset by a reduction in other post employment benefits. Other post employment benefit costs were lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and will be amortized to earnings.

Costs of professional, consulting and other purchased services were higher in the 2006 period compared to the 2005 period primarily due to additional costs related to CNX Gas being a separate publicly traded company throughout all of 2006, offset, in part, by reduction of professional, consulting and other purchased services by CONSOL Energy.

Other selling, general and administrative costs increased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Coal	$241	$214	$27	12.6%
Gas:
Production	25	23	2	8.7%
Gathering	13	12	1	8.3%

Total Gas	38	35	3	8.6%
Other	17	13	4	30.8%

Total Depreciation, Depletion and Amortization	$296	$262	$34	13.0%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2005 period. Assets placed in service after the 2005 period include various airshafts, longwall assets, haulage assets and various other projects completed at our mines.

The increase in gas production related depreciation, depletion and amortization was primarily due to the net effect of additional volumes in the current year and a slightly lower unit-of-production rate in 2006 compared to 2005. Rates are generally calculated using the net book value of assets at January 1, divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased due to additional assets being placed in service in 2006, including the effects of the Jewell Ridge lateral pipeline. The Jewell Ridge lateral pipeline was completed in October 2006. CNX Gas entered into a 15 year firm transportation agreement with ETNG, a subsidiary of Duke Energy, at pre-determined fixed rates. The present value of the payments under this firm transportation agreement is approximately $67 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to growing Southeastern and East Coal markets.

Other depreciation increased $4 million in the 2006 period primarily due to the January 2006, acquisition of Mon River Towing and J.A.R. Barge Lines, LLC. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal annually.

Interest expense decreased in the 2006 period compared to the 2005 period.

	2006	2005	Dollar Variance	Percentage Change
Long-term Secured notes	$24	$24	$—	—
Capitalized lease	2	—	2	100.0%
Other	(1)	3	(4)	(133.3)%

Total Interest Expense	$25	$27	$(2)	(7.4)%

Interest on long-term debt remained consistent in the period-to-period comparison.

Capitalized lease interest expense relates to an agreement that was entered into in March 2006. The agreement was for the acquisition of longwall equipment that was required to be treated as a capital lease under Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” Capitalized lease interest expense also increased due to the Jewell Ridge lateral pipeline coming on line in October 2006. The firm transportation agreement related to the use of this pipeline was also treated as a capital lease.

Other interest expense decreased due to higher amounts of interest capitalized in the 2006 period compared to the 2005 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2006 period, primarily due to the slope, overland belt and preparation plant projects at the Robinson Run Mine.

Taxes other than income increased primarily due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Production taxes:
Coal	$157	$145	$12	8.3%
Gas	12	10	2	20.0%

Total Production Taxes	169	155	14	9.0%
Other taxes:
Coal	71	62	9	14.5%
Gas	4	4	—	—
Other	9	8	1	12.5%

Other	84	74	10	13.5%

Total Taxes Other Than Income	$253	$229	$24	10.5%

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

Other coal taxes increased due to higher property taxes. Property tax increases are primarily attributable to higher assessments in various counties where our coal holdings are located. Other coal taxes also increased due to capital stock and franchise taxes. Additional capital stock and franchise taxes are attributable to the higher earnings achieved in the year ended December 31, 2005.

Other gas taxes remained consistent in the period-to-period comparison.

Other miscellaneous taxes increased due to capital stock and franchise taxes. Additional capital stock and franchise taxes are attributable to the higher earnings achieved in the year ended December 31, 2005.

	2006	2005	Variance	Percentage Change
Earnings Before Income Taxes and Minority Interest	$551	$655	$(104)	(15.9)%
Tax Expense	112	64	48	75.0%
Effective Income Tax Rate	20.3%	9.8%	10.5%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion, as well as increases and decreases in valuation allowances. See “Note 7—Income Taxes” in Item 8 of the Notes to the Consolidated Financial Statement in this Annual Report on Form 10-K. CONSOL Energy’s effective tax rate for the year ended December 31, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% of CNX Gas stock, as previously discussed. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group.

Minority Interest

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Twelve Months Ended December 31, 2005 Compared with Twelve Months Ended December 31, 2004

Net Income

Net income changed primarily due to the following items (table in millions):

	2005	2004	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased (Outside and Related Party)	$2,527	$2,087	$440	21.1%
Produced Gas Sales	281	233	48	20.6%
Gas Royalty Interests	45	42	3	7.1%
Purchased Gas Sales	275	112	163	145.5%
Gain on Sale of 18.5% interest in CNX Gas	327	—	327	100.0%
Other Sales and Other Income	355	303	52	17.2%

Total Revenue and Other Income	3,810	2,777	1,033	37.2%
Coal Cost of Goods Sold—Produced and Purchased	1,702	1,533	169	11.0%
Produced Gas Cost of Goods Sold	79	72	7	9.7%
Gas Royalty Interest Cost of Goods Sold	37	33	4	12.1%
Purchased Gas Cost of Goods Sold	279	113	166	146.9%
Other Cost of Goods Sold	340	250	90	36.0%

Total Cost of Goods Sold	2,437	2,001	436	21.8%
Other	719	693	26	3.8%

Total Costs	3,156	2,694	462	17.1%

Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting	654	83	571	688.0%
Income Tax Expense (Benefit)	64	(33)	97	293.9%

Earnings Before Minority Interest and Cumulative Effect of Change in Accounting Principle	590	116	474	408.6%
Minority Interest	(9)	—	(9)	(100.0)%

Earnings Before Cumulative Effect of Change in Accounting Principle	581	116	465	400.9%
Cumulative Effect of Change in Accounting Principle	—	83	(83)	(100.0)%

Net Income	$581	$199	$382	192.0%

Earnings before cumulative effect of change in accounting for the 2005 period were improved primarily due to the gain on sale of 18.5% interest in CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. CNX Gas received proceeds of $420.2 million, which it used to pay a special dividend to CONSOL Energy. The proceeds received less the financial basis in the assets and liabilities given up by CONSOL Energy were recognized as a gain on sale of a subsidiary’s stock in the year ended December 31, 2005. The pre-tax gain recognized on this transaction was $327.3 million. In accordance with Statement of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Earnings before cumulative effect of change in accounting were also improved due to increased average sales prices for both coal and gas and increased volume of produced coal sold. These increases were offset, in part, by costs related to the Buchanan Mine fire and by higher cost per units sold for both coal and gas. Higher coal unit costs were primarily due to increased supply costs, higher labor costs, higher contractor mining fees and higher other post-employment benefits. Higher gas unit costs were primarily due to increased royalty expense, imbalance charges and firm transportation expenses. Net income in the 2004 period included a cumulative effect of change in accounting related to workers’ compensation. Effective January 1, 2004, CONSOL Energy changed our method of accounting for workers’ compensation. Prior to the change, CONSOL Energy recorded our workers’ compensation liability on an undiscounted basis. Under the new method, CONSOL Energy records our liability on a discounted basis.

Revenue

Revenue and other income increased due to the following items:

	2005	2004	Dollar Variance	Percentage Change
Sales
Produced Coal—Outside and Related Party	$2,448	$2,008	$440	21.9%
Purchased Coal	79	79	—	—%
Produced Gas	281	233	48	20.6%
Gas Royalty Interest	45	42	3	7.1%
Purchased Gas	275	112	163	145.5%
Industrial Supplies	93	79	14	17.7%
Other	35	27	8	29.6%

Total Sales	3,256	2,580	676	26.2%
Freight Revenue	120	110	10	9.1%
Gain on Sale of 18.5% of CNX Gas	327	—	327	100.0%
Other Income	107	87	20	23.0%

Total Revenue and Other Income	$3,810	$2,777	$1,033	37.2%

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

	2005	2004	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.5	2.1	(0.6)	(28.6)%
Average Sales Price Per Ton	$52.81	$37.60	$15.21	40.5%

The increased average sales price is primarily due to sales of purchased coal tons being sold in higher priced export and metallurgical markets. Increased revenue from higher average sales prices were offset by lower sales volumes of purchased coal in the 2005 period compared to the 2004 period.

The increase in produced gas sales revenue was due to a higher average sales price per thousand cubic feet sold in the 2005 period compared to the 2004 period.

	2005	2004	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	47.9	47.7	0.2	0.4%
Average Sales Price per thousand cubic feet (including effects of derivative transactions)	$5.88	$4.89	$0.99	20.2%

We believe the 2005 gas market price increases were largely driven by continued concerns over levels of North American gas production, as well as increased oil prices and favorable economic conditions in the United States that encourage demand for natural gas. The adverse affect of the 2005 hurricane season also shut-in significant portions of Gulf Coast gas, increasing the tight supply, and leading to even higher prices in 2005. CONSOL Energy enters into various physical gas swap transactions with both gas marketers and other counterparties for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These physical and financial hedges represented approximately 70% of our produced gas sales volumes for the year ended December 31, 2005 at an average price of $4.77 per thousand cubic feet. The increase in sales volumes were a result of additional volumes coming on-line from our ongoing drilling program, and by successfully initiating a frac well enhancement and stimulation program on wells unaffected by the mine fire. This increase was offset by the loss of approximately 4.0 billion cubic feet of gas related to the Buchanan Mine incident and 1.4 billion cubic feet due to maintenance related capacity constraints on CONSOL Energy’s transportation capacity on the Columbia interstate pipeline.

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

	2005	2004	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	6.6	6.9	(0.3)	(4.3)%
Average Sales Price per thousand cubic feet	$6.92	$6.06	$0.86	14.2%

Included in royalty interest gas sales are the revenues related to the portion of production associated with royalty interest owners. The increase in sales price is a function of the average gas price before the effects of financial swap transactions being higher in the current year than in the prior year. Volumes decreased due to lower sales volumes related to the Buchanan Mine incidents and capacity constraints on the Columbia interstate pipeline, offset, in part, by additional volumes coming on-line as a result of our on-going drilling program.

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

The $8 million increase in other sales was attributable to revenues from river barge towing. Under the Jones Act Bowater exemption, because CONSOL Energy was more than 25% owned by a foreign company, we were prohibited from providing river barge towing to third parties. CONSOL Energy began third party river barge towing shortly after RWE AG divested their ownership interest in the 2004 period as we were no longer restricted by the Jones Act.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred.

On June 21, 2005, the Board of Directors of CONSOL Energy authorized the incorporation of CNX Gas Corporation (CNX Gas). On June 30, CNX Gas was incorporated and issued 100 shares of its $0.01 par value common stock to Consolidation Coal Company, a wholly-owned subsidiary of CONSOL Energy. CNX Gas was incorporated to conduct CONSOL Energy’s gas exploration and production activities. In August 2005, CONSOL Energy contributed or leased substantially all of the assets of its gas business, including all of CONSOL Energy’s rights to coalbed methane associated with 4.5 billion tons of coal reserves owned or controlled by CONSOL Energy as well as all of CONSOL Energy’s rights to conventional gas. In exchange for CONSOL Energy’s contribution of assets, CONSOL Energy received approximately 122.9 million shares of CNX Gas common stock. CNX Gas entered into various agreements with CONSOL Energy that define various operating and service relationships between the two companies. In August 2005, CNX Gas entered into an agreement to sell approximately 24.3 million shares in a private transaction and granted a 30-day option to purchase an additional 3.6 million shares. In August 2005, CNX Gas closed on the sale of all 27.9 million shares. The shares were sold to qualified institutional, foreign and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. In August 2005, a Registration Statement on Form S-1 was filed with the SEC with respect to those shares. The registration statement was declared effective on January 18, 2006. The proceeds (approximately $420.2 million including proceeds from the sale of the additional 3.6 million shares) were used to pay a special dividend to CONSOL Energy. The gain recognized on this transaction was $327.3 million.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, rental income and miscellaneous income.

	2005	2004	Dollar Variance	Percentage Change
Royalty Income	$26	$19	$7	36.8%
Buchanan fire business interruption insurance proceeds	18	—	18	100.0%
Gain on sale of assets	15	41	(26)	(63.4)%
Interest Income	8	5	3	60.0%
Harmar Trust Settlement	7	—	7	100.0%
Equity in income (loss) of affiliates	3	(4)	7	175.0%
Other miscellaneous	28	26	2	7.7%

Total Other Income	$105	$87	$18	20.7%

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

Other income from the Harmar Environmental Trust (the Trust) Settlement was attributable to the Civil Division of the Court of Common Pleas of Allegheny County’s decision to terminate a Trust among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the trust. CONSOL Energy was responsible to complete water treatment activities, but all costs associated with these activities were funded by the Trust Agreement. Any excess funding upon completion of water treatment or a specified date in the future was to be distributed to parties that originally funded the trust. In the decision, all previously funded, but unused, amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds was $15.0 million. CONSOL Energy is responsible for the ongoing water treatment at this facility. CONSOL Energy recorded the funds and the present value of the water treatment liability resulting in $6.5 million of income in the 2005 period.

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

Costs

	2005	2004	Dollar Variance	Percentage Change
Cost of Good Sold and Other Charges
Produced Coal	$1,613	$1,457	$156	10.7%
Purchased Coal	89	76	13	17.1%
Produced Gas	79	72	7	9.7%
Gas Royalty Interest	37	33	4	12.1%
Purchased Gas	279	113	166	146.9%
Industrial Supplies	105	94	11	11.7%
Closed and Idle Mines	69	72	(3)	(4.2)%
Other	166	84	82	97.6%

Total Cost of Goods Sold	$2,437	$2,001	$436	21.8%

Increased cost of goods sold and other charges for company-produced coal was due mainly to an 8.2% increase in cost per ton of produced coal sold and a 2.4% increase in sales volumes.

	2005	2004	Variance	Percentage Change
Produced Tons Sold (in millions)	68.9	67.3	1.6	2.4%
Average Cost of Goods Sold and Other Charges Per Ton	$23.42	$21.64	$1.78	8.2%

Average cost of goods sold and other charges for produced coal increased due mainly to increased unit costs. This increase is attributable to higher supply costs, higher labor costs, higher contract mining fee costs and higher other post employment benefits per unit sold. Higher supply costs were attributable to increased maintenance costs and increased costs for steel, petroleum products and chemicals, such as magnetite, used in the mining and coal preparation process. Higher supply costs were also related to certain locations being in difficult mining conditions which increase costs on a per unit of output basis. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Mancounts have been increased in certain locations to maintain development rates ahead of the longwall mining units. Labor rates were increased in order to stay competitive in certain labor markets. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased other post employment benefits were primarily due to the impact of cost increases for medical and drug benefits. Increased produced coal costs of goods sold was also due to higher sales volumes in the 2005 period compared to the 2004 period. These increases in costs were offset, in part, by reduced Combined Fund premiums related to a premium differential that was paid in the 2004 period. Due to the recent insured losses at our mines, property and business interruption insurance coverage may be difficult to renew at the current pricing levels and terms.

Purchased coal cost of goods sold and other charges increased in the period-to-period comparison.

	2005	2004	Variance	Percentage Change
Purchased Tons Sold (in millions)	1.5	2.1	(0.6)	(28.6)%
Average Cost of Goods Sold and Other Charges Per Ton	$59.28	$36.34	$22.94	63.1%

The higher average cost of purchased coal is primarily due to overall increases in prices for domestic coals, offset by reduced volumes of purchased coal sold.

Produced gas cost of goods sold and other charges increased due primarily to increased unit costs.

	2005	2004	Variance	Percentage Change
Produced Gas Sales Volumes (in billion gross cubic feet)	47.9	47.7	0.2	0.4%
Average Cost Per Thousand Cubic Feet	$1.65	$1.52	$0.13	8.6%

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

	2005	2004	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	6.6	6.9	(0.3)	(4.3)%
Average Cost Per thousand cubic feet	$5.57	$4.76	$0.81	17.0%

Included in royalty interest gas costs are the expenses related to the portion of production associated with royalty interest owners. The increase in sales price is a function of the average gas price, before the effects of financial swap transactions, being higher in the current year than in the prior year. Volumes decreased as a result of curtailments and maintenance related to capacity constraints, which were offset, in part, by additional wells coming on-line.

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

Incentive compensation expense increased due to an increase in the projected amount expected to be paid out to employees for the 2005 period compared to the 2004 period. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

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

The Buchanan Mine was idled on September 16, 2005 following a problem with the mine’s skip hoist mechanism. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. Expenses of approximately $3 million related to the damaged area were incurred during this time frame. Also, approximately $7 million were capitalized related to the installation and replacement of equipment and facilities damaged in the accident. We filed property damage and business interruption claims related to this incident. As of December 31, 2005, no insurance receivables have been recognized for these claims.

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

Interest expense decreased in the 2005 period compared to the 2004 period.

	2005	2004	Dollar Variance	Percentage Change
Short-term borrowings	$—	$4	$(4)	(100.0)%
Long-term Secured notes	24	25	(1)	(4.0)%
Other	3	2	1	50.0%

Total Interest Expense	$27	$31	$(4)	(12.9)%

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

CONSOL Energy’s effective tax rate for the year ended December 31, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% interest in CNX Gas, as previously discussed. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes”, no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. CONSOL Energy’s effective tax rate is also sensitive to changes in the relationship between pre-tax earnings and percentage depletion. See “Note 7—Income Taxes” to the consolidated financial statements included in this form 10-K for additional information.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities in the consolidated financial statements and at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Note 1 of the Notes to the Audited Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Other Post Employment Benefits

CONSOL Energy has historically provided retiree health benefits to employees that retire with at least ten years of service and have attained age 55. Effective August 1, 2003, the eligibility requirement for salaried employees was changed to either twenty years of service and age 55, or fifteen years of service and age 62. Additionally, any salaried or non-represented hourly employees that are hired or rehired effective August 1, 2004 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance of $1,000 per year of service at retirement. Eligibility requirements for represented hourly employees at December 31, 2006 have not changed from CONSOL Energy’s historical requirements. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007 will not be eligible to receive retiree benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked. At December 31, 2006, the retiree health plan provided benefits to approximately 24,250 of our former employees and their eligible dependents. The medical plan which covers eligible salaried employees and retirees also includes a cost sharing structure where essentially all participants contribute 20% of plan costs. Annual cost increases for the salary plan in excess of 6% are paid entirely by the salaried participants.

After our review, various actuarial assumptions, including discount rate, expected trend in health care costs, average remaining service period, average remaining life expectancy and per capita costs, are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plans. Effective December 31, 2005, a persistency assumption was introduced into the salaried retiree medical plan liability valuation. This assumption estimates the overall participation level in the plan in each future year. Due to the salaried plan’s cost sharing and trend capping design features, it is assumed that the overall level of plan participation will gradually drop to 50% of the current levels by 2021. Assumptions used in 2006 have not differed materially from the prior year actual experience. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the Other Post Employment Benefit liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the year ended December 31, 2006 and 2005, the discount rate used to calculate the period end liability and the following year’s expense was 6.00% and 5.75%, respectively. A 0.25% increase in the discount rate would have decreased 2006 net periodic postretirement benefit costs by approximately $3.9 million. A 0.25% decrease in the discount rate would have increased 2006 net periodic postretirement benefit costs by approximately $4.0 million. Deferred gains and losses are primarily due to historical changes in the discount rate and medical cost inflation differing from expectations in prior years. Changes to interest rates for the rates of returns on instruments that could be used to settle the actuarially determined plan obligations introduce substantial volatility to our costs. Accumulated actuarial gains or losses in excess of a pre-established corridor are amortized on a straight-line basis over the expected future service of active salary employees to their assumed retirement age. The average remaining service period for our salaried plans is approximately 11 years for the year ended December 31, 2006. Accumulated actuarial gains or losses in excess of a pre-established corridor are amortized on a straight-line basis over the expected remaining life of our retired United Mine Workers of America (UMWA) population. The average remaining service period of this population is not used for amortization purposes because the majority of the UMWA population of our plan is retired. The average remaining life expectancy of our retired UMWA population used to calculate the following year’s expense is approximately 13 years for the year ended December 31, 2006.

Per capita costs on a per annum basis for Other Postretirement Benefits were assumed to be $6,759 at December 31, 2006. This was approximately a 5.43% increase over the per capita cost on a per annum basis at December 31, 2005 after adjusting for demographic shifts. The increase was due to healthcare cost trends and demographic shifts in participants. If the actual increase in per capita cost of medical services or other post retirement benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted annually, which could have a significant effect on the costs and liabilities recognized in the financial statements.

Significant increases in health and prescription drug costs for represented hourly retirees could have a material adverse effect on CONSOL Energy’s operating cash flow. The effect on CONSOL Energy’s cash flow from operations for salaried and non-represented hourly employees has been limited to approximately 6% of the previous year’s medical cost for salaried employees due to the cost sharing provision in the benefit plan.

On September 29, 2006 Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plan on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, as well as subsequent changes, in the funded status of the plans is recognized as a component of accumulated comprehensive income in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are no longer recognized upon adoption of the new standard. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. Currently, CONSOL Energy uses a September 30 measurement date for its pension and other postretirement benefit plans. The estimated liability recognized in the December 31, 2006 financial statements after the impact of SFAS 158 was $2.4 billion. The recognition of SFAS 158 resulted in an increase of $652.5 million to the Other Post Employment liability, an increase in our deferred tax asset of approximately $228.5 million and a decrease to Other Comprehensive Income of $424.0 million.

For the year ended December 31, 2006 we paid approximately $122.9 million for Other Post Employment Benefits, all of which were paid from operating cash flow. Our obligations with respect to these liabilities are unfunded at December 31, 2006. CONSOL Energy does not expect to contribute to the other post employment plan in 2007. We intend to pay benefit claims as they are due.

CONSOL Energy recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act (Medicare Part D) of 2003 (the Act) in the year ended December 31, 2004 in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In December 2005, CONSOL Energy amended its election of the Federal Subsidy provision of the Act. Instead, we will coordinate benefits with available Medicare coverage considered the primary payer so that CONSOL Energy’s plan pays secondary to Medicare. The 2005 plan amendment resulted in a net reduction of $150 million in the accumulated projected benefit obligation (APBO) and is reflected as a plan amendment and as an actuarial (gain)/loss. In 2006, there was an additional plan amendment related to Medicare Part D which specified that CONSOL Energy would pay the related premiums for certain participants. This amendment increased the APBO by $37 million. These adjustments will be amortized to earnings over approximately 10 years.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi–employer plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans will begin accruing service. The CONSOL Energy salaried plan allows for lump-sum distributions earned up until December 31, 2005 at the employees’ election. As of January 1, 2006, lump sum benefits have been frozen and the lump sum option has been eliminated for benefits accrued prospectively.

Effective January 1, 2007, employees hired by CNX Gas, an 81.5% owned subsidiary, will not be eligible to participate in CNX Gas’ non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit plan, these employees will begin receiving an additional 3% company contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005 or who were employees of CONSOL Energy prior to this date were given a one time opportunity to elect to remain in the defined benefit plan or opt to freeze their service accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees hired on or after January 1, 2006 but on or before December 31, 2006 will have their current non-contributory defined benefit frozen and will begin receiving the additional 3% company contribution into their defined contribution plan, effective January 1, 2007. CNX Gas intends to freeze all defined benefit accruals after ten years for CNX Gas employees that elected to remain in the defined benefit plan.

Our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. These assumptions have not differed materially from the prior year actual experience. For the years ended December 31, 2006 and 2005, compensation increases are assumed to range from 3% to 6% depending on age and job classification. Retirement rate assumptions were unchanged for the year ended December 31, 2006. Retirement rate assumptions begin at 1% for employees at age 50 and increase to 100% for employees at age 65. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the retirement plans could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the years ended December 31, 2006 and 2005, the discount rate used to calculate the period end liability and the following year’s expense was 6.00% and 5.75%, respectively. A 0.25% increase in the discount rate would have decreased the 2006 net periodic pension cost by $0.8 million. A 0.25% decrease in the discount rate would have increased the 2006 net periodic pension cost by $0.9 million. Deferred gains and losses are primarily due to historical changes in the discount rate and earnings on assets differing from expectations in prior years. The average remaining service period is approximately 11 years for the year ended December 31, 2006. Changes to any of these assumptions introduce substantial volatility to our costs. The estimated liability at December 31, 2006 after the implementation of SFAS 158 was $116.8 million. The recognition of SFAS 158 resulted in an increase of $68.1 million in our salary retirement plan liability, an increase in our deferred tax assets of $26.5 million and a decrease to other comprehensive income of $41.6 million. CONSOL Energy expects to contribute approximately $76.0 million to the pension plan in 2007.

The market related asset value is derived by taking the cost value of assets as of September 30, 2006 and multiplying it by the average 36 month ratio of the market value of assets to the cost value of assets. CONSOL Energy’s pension plan weighted average asset allocations at September 30, 2006 consisted of 60% equity securities and 40% debt securities.

The CONSOL Energy salaried plan allows for lump-sum distributions earned up until December 31, 2005 at the employees’ election. As of January 1, 2006, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. According to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, if the lump-sum distributions made for the plan year, which is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during 2006. CONSOL Energy recognized expense of $17.8 million in the current year’s results of operations. The adjustment equaled the previously unrecognized actuarial loss resulting from each individual who received a lump sum in that year. CONSOL regularly monitors this situation. If this settlement accounting is triggered again in the future, the adjustment could materially impact operating results.

Workers’ Compensation and Coal Workers’ Pneumoconiosis

Workers’ compensation is a system by which individuals who sustain employment related physical injuries or some type of occupational diseases are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy records an actuarially calculated liability, which is determined using various assumptions, including discount rate and future cost trends. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the workers’ compensation liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the year ended December 31, 2006 and 2005, the discount rate used to calculate the period end liability and the following year’s expense was 6.00% and 5.75%, respectively. A 0.25% increase or decrease in the discount rate would not have materially decreased or increased the 2005 workers’ compensation expense. The estimated liability after the impact of SFAS 158 recognized in the financial statements at December 31, 2006, was approximately $166.7 million. The recognition of SFAS 158 resulted in a decrease of $35.2 million in our workers’ compensation liability, a decrease in our deferred tax asset of $13.7 million and an increase in other comprehensive income of $21.5 million. CONSOL Energy’s policy has been to provide for workers’ compensation benefits from operating cash flow. No funding has been provided to cover these benefits. For the year ended December 31, 2006, we made payments for workers’ compensation benefits of approximately $43.2 million, all of which was paid from operating cash flow.

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is an estimate of the current interest rate at which the Coal Workers’ Pneumoconiosis liabilities could be effectively settled at the measurement date. In estimating this rate, CONSOL Energy looks to rates of return on high-quality, fixed income investments that receive one of the two highest ratings given by a recognized ratings agency. For the year ended December 31, 2006 and 2005, the discount rate used to calculate the period end liability and the following year’s expense was 6.00% and 5.75%, respectively. In January 2001, the United States Department of Labor amended the regulations implementing the federal black lung laws to give greater weight to the opinion of a claimant’s treating physician, expand the definition of black lung disease and limit the amount of medical evidence that can be submitted by claimants and respondents. The amendments also alter administrative procedures for the adjudication of claims, which according to the Department of Labor, results in streamlined procedures that are less formal, less adversarial and easier for participants to understand. The estimated liability recognized in the financial statements at December 31, 2006 after the implementation of SFAS 158 was approximately $195.6 million. The recognition of SFAS 158 resulted in a decrease of $215.8 million in our Coal Workers’ Pneumoconiosis liability, a decrease of approximately $84.0 million in our deferred tax asset and an increase to Other Comprehensive Income of $131.8 million. For the year ended December 31, 2006, we paid Coal Workers’ Pneumoconiosis benefits of approximately $10.8 million. Our obligations with respect to these liabilities are unfunded at December 31, 2006.

Reclamation and Mine Closure Obligations

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $454.5 million at December 31, 2006. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Deferred Taxes

CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2006, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $625.2 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary.

During 2006 CONSOL Energy concluded that a valuation allowance was no longer warranted against a portion of its state net operating loss carry forwards in certain tax jurisdictions. In 2007 CONSOL Energy will implement certain prudent and feasible tax strategies to insure the realization of Pennsylvania loss carry forward tax benefits. The value of CONSOL Energy’s net operating loss carry forwards increased significantly in 2006 as a result of a change in the Pennsylvania Statute which increased the annual limitation on the deduction for net operating losses to be applied against future taxable income from $2 million to the greater of $3 million or 12.5% of taxable income for tax years beginning after 2006. CONSOL Energy’s valuation allowance attributable to its operating loss carry forwards in West Virginia was also released during 2006. CONSOL Energy reported a cumulative tax loss for West Virginia tax purposes for the three-year period that includes December 31, 2004 through December 31, 2006 due to non-recurring tax return adjustments in 2004 and 2005 relating to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” non-taxable OPEB subsidy accruals, and the refund of reclamation proceeds. Absent the non-recurring tax adjustments CONSOL Energy would have reported cumulative taxable income on its West Virginia tax returns for the three-year period. Based on the analysis of prior years’ tax filings and projections of West Virginia taxable income for 2006 and future years, management believes that the benefits of the state operating loss carry forwards will be realized. As a result of the reduction of the valuation allowance relating to Pennsylvania and West Virginia operating loss carry forwards, CONSOL Energy reported a state income tax benefit in 2006 of $28,747 on an after Federal tax adjusted basis.

For 2006, CONSOL Energy continues to report a deferred tax asset of approximately $38.2 million relating to the remainder of CONSOL Energy’s state net operating loss carry-forwards with a full valuation allowance. A review of the positive and negative evidence regarding these benefits, primarily the history of book and tax losses on a separate company basis, concluded that a valuation allowance was warranted. A valuation allowance of $28.7 million has also been recorded against the deferred state tax asset attributable to future deductible differences for certain subsidiaries with histories of book and tax losses. These net operating losses expire at various times from 2007 to 2026. Management will continue to assess the realization of deferred tax assets based upon updated income forecast data and the feasibility of future tax planning strategies, and may record adjustments to valuation allowances against deferred tax assets in future periods as appropriate that could materially impact net income.

Stock Options

Prior to January 1, 2006, CONSOL Energy accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally no stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an-exercise price equal to the market value of the underlying common stock on the date of the grant.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123 eliminates the option of using the intrinsic value method of accounting previously available under APB No. 25, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. CONSOL Energy recorded $9.2 million of expense, net of tax, as a result of the adoption of SFAS 123R. We anticipate the future impact of SFAS 123R to approximate current year expense. The Black-Scholes option pricing model is used to determine fair value of stock options at the grant date. Various inputs are utilized in the Black-Scholes pricing model, such as:

•	stock price on measurement date,

•	exercise price defined in the award,

•	expected dividend yield based on historical trend of dividend payouts,

•	risk-free interest rate based on a zero-coupon treasury bond rate,

•	expected term based on historical grant and exercise behavior, and

•	expected volatility based on historic and implied stock price volatility of CONSOL Energy stock and public peer group stock.

These factors can significantly impact the value of stock options expense recognized over the requisite service period of option holders’. As of December 31, 2006, $17.5 million of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.34 years. See Note 19 to our audited financial statements included elsewhere in this Form 10-K for more information.

Contingencies

CONSOL Energy is currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel involved in the defense of these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the outcome of these proceedings.

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

Coal and Gas Reserve Values

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Our gas reserves have been reviewed by independent experts. Approximately 60% of our 2005 reported reserves have been reviewed and confirmed by an independent third party consultant. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations from cash generated from operations and proceeds from borrowings. We utilize a $750 million revolving credit facility which expires in 2010. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.59 to 1.00 at December 31, 2006. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 16.83 to 1.00 at December 31, 2006. At December 31, 2006, this facility had approximately $393 million letters of credit issued and had no outstanding borrowings, leaving approximately $357 million of unused capacity.

We have been notified that approximately $118 million of financial security, currently provided through issuance of letters of credit, will be no longer required by the 1992 Fund. The reduction of security is due to the legislative change that The Surface Mining Control and Reclamation Act Amendments of 2006 provides. The new legislation requires certain annual transfers to be made from the Abandoned Mine Land (AML) program to the Combined Fund, 1992 fund and the 1993 Fund. The current law was amended so that after a phase-in period, the new legislation removes the annual cap on the amount of interest to be transferred and requires annual transfers of AML Fund interest to the Combined Benefit Fund, 1992 Fund and 1993 Fund to pay the health care benefits of retirees whose employers have gone out of business. Previous to the legislative change, benefits of retirees whose employers have gone out of business have been paid by the surviving companies participating in the funds. Because this funding requirement will be eliminated after the phase in period, security required by the funds has been reduced.

On October 7, 2005, CNX Gas, an 81.5% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.00 to 1.00 at December 31, 2006. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was met at December 31, 2006. At December 31, 2006, this facility had approximately $17 million letters of credit issued and had no outstanding borrowings, leaving approximately $183 million of unused capacity. As a result of entering into the new credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005 are also guarantors of CONSOL Energy’s 7.875% bonds.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in April 2007, although CONSOL Energy intends to renew the facility. No accounts receivable were removed from the consolidated balance sheet related to this facility during the year ended December 31, 2006 as all eligible accounts receivables have been retained.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a gain of $2.5 million (net of $1.6 million of deferred tax) at December 31, 2006. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the years ended December 31, 2006 and 2005.

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

Cash Flows (in millions)

	2006	2005	Change
Cash flows from operating activities	$665	$409	$256
Cash used in investing activities	$(662)	$(74)	$(588)
Cash used in financing activities	$(120)	$—	$(120)

Cash flows from operating activities have increased primarily due to the following items:

•

Operating cash flows improved $155 million due to increases in earnings excluding the gain on sale of 18.5% of CNX Gas, as previously discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Operating cash flows were lower in the 2005 period due to $125 million repaid under the accounts receivable securitization program during the year ended December 31, 2005. The accounts receivable securitization program had no activity during the year ended December 31, 2006.

•

Operating cash flows were higher by approximately $6 million due to coal inventories. Coal inventories decreased 0.2 million tons in the year ended December 31, 2006 compared to an increase of 0.2 million tons in the year ended December 31, 2005.

•	Operating cash flows also fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•

During 2005, proceeds of $420 million were received from the sale of 18.5% of CNX Gas, a subsidiary of CONSOL Energy, when 27.9 million shares were sold in a private transaction. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy.

•

Capital expenditures were $659 million in the 2006 period compared to $523 million in the 2005 period. Capital expenditures were higher in 2006 primarily due to work being completed on the slope, overland belt and new preparation plant at our Robinson Run Mine, our enhanced gas well drilling program and various other projects being completed.

•

In January 2006, CONSOL Energy, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group for a cash payment of approximately $25 million, as discussed previously.

•	In November 2006, CONSOL Energy, invested $30 million for a 50% interest in a specialty contracting company.

•

Proceeds from the sale of assets were $60 million in the 2006 period compared to $34 million in the 2005 period. Proceeds in the 2006 period are primarily related to the sale and subsequent lease back of longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized. Proceeds in the 2005 period are related to the sale and subsequent lease back of the corporate office building. Both periods also include proceeds related to the sale of various properties held by CONSOL Energy.

Net cash used in financing activities changed primarily due to the following items:

•

In the 2006 period, approximately $116 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. As of December 31, 2006, we have repurchased 3,514,800 shares at an average price of $33.11 under this program.

•

$1 million of stock was issued in the year ended December 31, 2006 compared to $39 million issued in the year ended December 31, 2005. Stock issuances in both periods were a result of stock option exercises. Also, $13 million of treasury stock was issued in the year ended December 31, 2006 as a result of stock option exercises.

•	In the 2006 period, approximately $5 million was paid on miscellaneous outstanding borrowings.

•

Due to the implementation of Financial Accounting Standards Board (FASB) No. 123(R) “Share-Based Payment,” $39 million of cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in the cost of goods sold on the financial statements were included as a financing activity in the 2006 period. In previous periods, in accordance with accounting standards in effect at the time, these transactions were recognized as operating cash flow.

The following is a summary of our significant contractual obligations at December 31, 2006 (in thousands):

Payments due by year

	Within 1 Year	1–3 Years	3-5 Years	After 5 Years	Total
Short-Term Notes Payable	$—	$—	$—	$—	$—
Gas Firm Transportation Obligation	7,897	14,642	12,430	21,453	56,422
Purchase Order Firm Commitments	14,370	—	—	—	14,370
Long-term Debt	50,249	9,333	111,493	272,243	443,318
Capital Lease Obligations (a)	9,269	20,503	19,032	51,493	100,297
Operating Lease Obligations	35,884	65,305	30,478	130,292	261,959
Other Long Term Liabilities (b)	306,980	521,740	499,815	2,153,329	3,481,864

Total Contractual Obligations	$424,649	$631,523	$673,248	$2,628,810	$4,358,230

(a)	In conjunction with the completion of the Jewell Ridge lateral pipeline in October 2006, CNX Gas entered into a 15 year firm transportation agreement with ETNG, a subsidiary of Duke Energy, at pre-determined fixed rates. The present value of our payments under this firm transportation agreement is approximately $67 million. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets.
(b)	Long-term liabilities include other post employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.

As discussed in “Critical Accounting Policies” and in the notes to our Consolidated Financial Statements in this annual report on Form 10-K, our determination of these long-term liabilities is calculated annually and is based on several assumptions, including then prevailing conditions, which may change from the amounts included in the table, and may change significantly, if our assumptions change to reflect changing conditions.

Capital expenditures were approximately $659 million, excluding $25 million expended to acquire Mon River Towing and J.A.R. Barge Lines, LLC, in the year December 31, 2006 compared to $523 million in the year ended December 31, 2005. We currently anticipate capital expenditures for the year ending December 31, 2007 to be approximately $754 million, of which approximately $203 million is to maintain current coal production levels. There is also $308 million included in the total related to the gas well drilling program. We may choose to defer certain capital projects in light of operating results, market conditions or the availability of financing. Capital expenditures for pollution abatement and reclamation are projected to be $29 million for the year ending December 31, 2007. Our capital expenditures have been and will be primarily used for replacement of mining and gas equipment, the expansion of mining and gas capacity and projects to improve the efficiency of the mining and gas operations. The projected capital expenditures for 2007 are not committed and are expected to be funded with cash generated by operations and existing borrowing capacity. In addition, cash requirements to fund employee-related, mine closure and other long-term liabilities included above, along with obligations related to long-term debt, capital and operating leases, are expected to be funded with cash generated by operations and existing borrowing capacity.

Debt

At December 31, 2006, CONSOL Energy had total long-term debt of $552 million outstanding, including current portion of long-term debt of $60 million. This long-term debt consisted of:

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

•	$32 million in advance royalty commitments with an average interest rate of 7.213% per annum;

•

An aggregate principal amount of $13 million on a variable rate note that bears interest at the prime rate, or 8.25% at December 31, 2006. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•	An aggregate principal amount of $110 million of capital leases with an interest rate of 7.08% per annum.

At December 31, 2006, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $393 million of letters of credit outstanding under the revolving credit facility.

At December 31, 2006, CNX Gas, an 81.5% owned subsidiary, had no aggregate principal amounts of borrowings and approximately $17 million of letters of credit outstanding under their revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,066 million at December 31, 2006 and $1,025 million at December 31, 2005. The increase is primarily attributable to $409 million of net income. The increase in stockholders’ equity was offset, in part, by the implementation of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (SFAS 158) in December 2006. This statement required the recognition of the underfund/overfunded status of our long-term employee liabilities through accumulated other comprehensive income/loss. The recognition of SFAS 158 resulted in a reduction of stockholders’ equity, net of tax, of $310 million. Stockholders’ equity was also impacted by the repurchases of shares under the CONSOL Energy share repurchase program and the payment of dividends during the year. These decreases in stockholders’ equity were offset, in part, by changes in cash flow hedges, the two benefits associated with stock-based compensation awards and net income of $409 million for the year ended December 31, 2006.

CONSOL Energy began a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. As of December 31, 2006, we have repurchased 3,514,800 shares at an average price of $33.11 under this program.

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

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
January 26, 2007	$0.07	February 8, 2007	February 23, 2007
October 27, 2006	$0.07	November 8, 2006	November 24, 2006
July 28, 2006	$0.07	August 10, 2006	August 28, 2006
April 28, 2006	$0.14(a)	May 9, 2006	May 30, 2006
January 27, 2006	$0.14(a)	February 9, 2006	February 24, 2006

(a)	Amount represents a pre-stock split dividend amount declared by CONSOL Energy’s Board of Directors.

Our credit facility limits our ability to pay cash dividends over $0.56 per share annually if our leverage ratio covenant is 1.00 to 1.00 or less. The leverage ratio was 0.59 to 1.00 at December 31, 2006. The credit facility does not permit dividend payments in the event of default. There were no defaults in the year ended December 31, 2006.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Audited Consolidated Financial Statements.

Recent Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or accumulated other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Retrospective application of this Statement is not permitted. The financial impact of this statement decreased accumulated other comprehensive income by $310.4 million, increased long-term liabilities by $466.5 million, and increased long term assets by $156.1 million as of December 31, 2006. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30.

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principles Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 shall be applied to the first fiscal year beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AUG AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. We do not expect this guidance to have a significant annual financial impact on CONSOL Energy, however, management is currently assessing the retrospective impact on interim periods.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). FIN 48 provides a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for CONSOL Energy on January 1, 2007. Management is currently assessing the financial impact of adopting FIN 48 but does not expect the adoption to have a material impact on CONSOL Energy’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed-price contracts and derivative commodity instruments that qualify as cash-flow hedges under Statement of Financial Accounting Standards No. 133 to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative purposes.

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

Sensitivity analyses of the incremental effects on pre-tax earnings for the year ended December 31, 2006 of a hypothetical 10% and 25% change in natural gas prices for open derivative instruments as of December 31, 2006 are provided in the following table:

	Incremental Decrease in Pre-tax Earnings Assuming a Hypothetical Price Change of:
	10%	25%
	(in millions)
Natural Gas	$8.1	$31.0

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2007 through 2008 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a net gain of $2.5 million (net of $1.6 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2006, CONSOL Energy had outstanding $539 million aggregate principal amount of debt under fixed-rate instruments and $13 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there was no borrowings outstanding at December 31, 2006. Due to the level of borrowings against this facility in the year ended December 31, 2006, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. The fair value of CONSOL Energy’s financial instruments is set forth in Note 24 and Note 25 of the Notes to the Audited Consolidated Financial Statements.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

CONSOL Energy Inc.

We have completed integrated audits of CONSOL Energy Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (CONSOL Energy) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of CONSOL Energy’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, CONSOL Energy changed the manner in which it accounts for stock-based compensation; defined benefit pension, other postretirement benefit plans, and other employee benefits; and purchases and sales of gas with the same counterparty in 2006.

As discussed in Note 1 to the consolidated financial statements, CONSOL Energy changed the manner in which it accounts for workers’ compensation obligations in 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9a., that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, CONSOL Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. CONSOL Energy’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of CONSOL Energy’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of CONSOL Energy; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of CONSOL Energy are being made only in accordance with authorizations of management and directors of CONSOL Energy; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of CONSOL Energy’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 19, 2007

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Sales Outside	$3,286,522	$2,930,933	$2,425,206
Sales – Purchased Gas	43,973	275,148	112,005
Sales – Gas Royalty Interests	51,054	45,351	41,858
Sales—Related Party (Note 3)	—	4,749	—
Freight—Outside	162,761	119,343	110,175
Freight—Related Party (Note 3)	—	468	—
Other Income (Note 4)	170,861	107,131	87,505
Gain on Sale of 18.5% Interest in CNX Gas	—	327,326	—

Total Revenue and Other Income	3,715,171	3,810,449	2,776,749
Costs of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	2,249,776	2,122,259	1,855,033
Purchased Gas Costs	44,843	278,720	113,063
Gas Royalty Interests Costs	41,879	36,501	32,914
Freight Expense	162,761	119,811	110,175
Selling, General and Administrative Expenses	91,150	80,700	72,870
Depreciation, Depletion and Amortization	296,237	261,851	280,397
Interest Expense (Note 5)	25,066	27,317	31,429
Taxes Other Than Income (Note 6)	252,539	228,606	198,305

Total Costs	3,164,251	3,155,765	2,694,186
Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	550,920	654,684	82,563
Income Taxes (Benefits) (Note 7)	112,430	64,339	(32,646)

Earnings Before Minority Interest and Cumulative Effect of Change in Accounting Principle	438,490	590,345	115,209
Minority Interest	(29,608)	(9,484)	—
Cumulative Effect of Change in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080 (Note 17)	—	—	83,373

Net Income	$408,882	$580,861	$198,582

Earnings per Share (Note 1):
Basic	$2.23	$3.17	$1.10

Dilutive	$2.20	$3.13	$1.09

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	183,354,732	183,489,908	180,461,386

Dilutive	185,638,106	185,534,980	182,399,890

Dividends per Share	$0.28	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$223,883	$340,640
Accounts and Notes Receivable:
Trade	303,175	276,277
Other Receivables	51,890	23,340
Inventories (Note 9)	149,307	140,976
Recoverable Income Taxes	1,278	—
Deferred Income Taxes (Note 7)	117,231	152,730
Prepaid Expenses	67,732	48,848

Total Current Assets	914,496	982,811
Property, Plant and Equipment (Note 11):
Property, Plant and Equipment	7,849,936	7,096,660
Less—Accumulated Depreciation, Depletion and Amortization	3,809,649	3,561,897

Total Property, Plant and Equipment—Net	4,040,287	3,534,763
Other Assets:
Deferred Income Taxes (Note 7)	507,996	367,228
Investment in Affiliates	84,219	52,261
Other	116,334	134,900

Total Other Assets	708,549	554,389

TOTAL ASSETS	$5,663,332	$5,071,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$225,060	$197,375
Current Portion of Long-Term Debt (Note 14 and Note 15)	59,518	4,629
Accrued Income Taxes	—	17,557
Other Accrued Liabilities (Note 13)	455,546	568,672

Total Current Liabilities	740,124	788,233
Long-Term Debt:
Long-Term Debt (Note 14)	391,983	438,367
Capital Lease Obligations (Note 15)	100,762	—

Total Long Term Debt	492,745	438,367
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 16)	2,252,115	1,592,907
Pneumoconiosis Benefits (Note 17)	184,424	411,022
Mine Closing	389,896	356,776
Workers’ Compensation (Note 17)	121,337	134,759
Deferred Revenue	13,106	27,343
Salary Retirement (Note 16)	113,944	33,703
Reclamation	26,461	32,183
Other	127,370	137,870

Total Deferred Credits and Other Liabilities	3,228,653	2,726,563
Minority Interest	135,659	93,444

Total Liabilities and Minority Interest	4,597,181	4,046,607

Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 185,126,526 Issued and 182,654,629 Outstanding at December 31, 2006; 185,050,824 Issued and Outstanding at December 31, 2005	1,851	1,850
Capital in Excess of Par Value	921,881	883,316
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings	600,541	252,109
Accumulated Other Comprehensive Loss (Note 20)	(375,717)	(105,162)
Unearned Compensation on Restricted Stock Units	—	(6,757)
Common Stock in Treasury, at Cost—2,471,897 shares at December 31, 2006 and No Shares at December 31, 2005	(82,405)	—

Total Stockholders’ Equity	1,066,151	1,025,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,663,332	$5,071,963

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Common Stock in Treasury	Total Stockholders’ Equity
Balance at December 31, 2003	$1,838	$832,750	$(425,470)	$(102,601)	$—	$(15,880)	$290,637
Net Income	—	—	198,582	—	—	—	198,582
Minimum Pension Liability (Net of $7,649 tax)	—	—	—	12,911	—	—	12,911
Treasury Rate Lock (Net of $54 Tax)	—	—	—	(80)	—	—	(80)
Interest Rate Swap Contract (Net of $514 Tax)	—	—	—	807	—	—	807
Gas Cash Flow Hedge (Net of $145 tax)	—	—	—	(230)	—	—	(230)

Comprehensive Income (Loss)	—	—	198,582	13,408	—	—	211,990
Stock Options Exercised	—	5,912	—	—	—	8,727	14,639
Restricted Stock	—	142	—	—	—	83	225
Issuance of Restricted Stock units under the Equity Incentive Plan	—	6,036	—	—	(6,036)	—	—
Amortization of Restricted Stock Unit Grants	—	—	—	—	1,153	—	1,153
Stock Based Compensation	—	848	—	—	—	—	848
Dividends ($0.56 per share)	—	31	(50,518)	—	—	16	(50,471)

Balance at December 31, 2004	1,838	845,719	(277,406)	(89,193)	(4,883)	(7,054)	469,021
Net Income	—	—	580,861	—	—	—	580,861
Minimum Pension Liability (Net of $4,301 tax)	—	—	—	6,754	—	—	6,754
Treasury Rate Lock (Net of $53 tax)	—	—	—	(80)	—	—	(80)
Minority Interest in Gas	—	—	—	6,432	—	—	6,432
Gas Cash Flow Hedge (Net of $18,664 tax)	—	—	—	(29,075)	—	—	(29,075)

Comprehensive Income (Loss)	—	—	580,861	(15,969)	—	—	564,892
Stock Options Exercised	12	32,084	—	—	—	7,054	39,150
Issuance of Restricted Stock under the Equity Incentive Plan	—	4,270	—	—	(4,270)	—	—
Dividends ($0.56 per Share)	—	25	(51,346)	—	—	—	(51,321)
Stock-Based Compensation from Accelerated Vesting	—	735	—	—	—	—	735
Common Stock Issued	—	225	—	—	—	—	225
Dividend Equivalents on Restricted Stock Units	—	276	—	—	(276)	—	—
Amortization of Restricted Stock Unit Grants	—	(18)	—	—	2,672	—	2,654

Balance at December 31, 2005	1,850	883,316	252,109	(105,162)	(6,757)	—	1,025,356
Net Income	—	—	408,882	—	—	—	408,882
Minimum Pension Liability (Net of $6,614 tax)	—	—	—	10,390	—	—	10,390
Treasury Rate Lock (Net of $53 Tax)	—	—	—	(81)	—	—	(81)
Minority Interest in Other Comprehensive Income and Stock-Based Compensation of Gas	—	(1,996)	—	(6,877)	—	—	(8,873)
Gas Cash Flow Hedge (Net of ($23,860) tax)	—	—	—	36,382	—	—	36,382

Comprehensive Income (Loss)	—	(1,996)	408,882	39,814	—	—	446,700
Adjustment to Apply SFAS 158, (Net of $156,100 tax), to Defined Benefit Postretirement Plans	—	—	—	(310,369)	—	—	(310,369)
Stock Options Exercised	1	1,361	—	—	—	—	1,362
Issuance of Treasury Stock	—	(11,703)	(9,034)	—	—	34,045	13,308
Dividends ($0.28 per Share)	—	—	(51,416)	—	—	—	(51,416)
Tax Benefit from Stock-Based Compensation	—	38,545	—	—	—	—	38,545
Purchases of Treasury Stock	—	—	—	—	—	(116,450)	(116,450)
Amortization of Stock-Based Compensation Awards	—	19,115	—	—	—	—	19,115
Elimination of Unearned Compensation on Restricted Stock Units	—	(6,757)	—	—	6,757	—	—

Balance at December 31, 2006	$1,851	$921,881	$600,541	$(375,717)	$—	$(82,405)	$1,066,151

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$408,882	$580,861	$198,582
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(83,373)
Depreciation, Depletion and Amortization	296,237	261,851	280,397
Stock-based Compensation	22,846	3,596	1,153
Gain on Sale of Assets	(10,417)	(15,095)	(40,841)
Gain on Sale of 18.5% Interest in Gas Segment	—	(327,326)	—
Change in Minority Interest	29,608	9,484	—
Amortization of Mineral Leases	3,773	4,483	4,907
Deferred Income Taxes	19,041	(4,644)	(26,914)
Equity in Earnings of Affiliates	(1,201)	(2,850)	4,317
Changes in Operating Assets:
Accounts Receivable Securitization	—	(125,000)	17,000
Accounts and Notes Receivable	(52,898)	(31,900)	(7,959)
Inventories	(7,427)	(13,361)	(18,544)
Prepaid Expenses	(9,011)	(12,459)	1,697
Changes in Other Assets	19,020	(6,525)	16,968
Changes in Operating Liabilities:
Accounts Payable	(4,769)	22,725	54,459
Other Operating Liabilities	(115,967)	56,155	(16,340)
Changes in Other Liabilities	59,604	4,567	(28,791)
Other	7,226	4,524	1,373

Net Cash Provided by Operating Activities	664,547	409,086	358,091

Cash Flows from Investing Activities:
Capital Expenditures	(658,562)	(523,467)	(410,611)
Additions to Mineral Leases	(7,234)	(9,329)	(10,354)
Acquisition of Mon River Towing & J.A.R. Barge Lines	(24,750)	—	—
Proceeds from Sale of Assets	59,963	34,220	24,726
Proceeds from Sale of 18.5% Interest in Gas Segment	—	420,167	—
Net Investment in Equity Affiliates	(30,963)	3,996	(4,303)

Net Cash Used in Investing Activities	(661,546)	(74,413)	(400,542)

Cash Flows from Financing Activities:
Payments on Long-Term Debt	—	—	(45,000)
Payments on Short-Term Debt	—	(1,700)	(63,300)
Payments on Miscellaneous Borrowings	(5,107)	(584)	(4,651)
Proceeds from Long-Term Debt	—	14,000	—
Tax Benefit from Stock-Based Compensation	38,545	—	—
Dividends Paid	(51,416)	(51,321)	(50,471)
Withdrawal from Restricted Cash	—	—	190,918
Issuance of Treasury Stock	13,308	—	—
Purchases of Treasury Stock	(116,450)	—	—
Stock Options Exercised	1,362	39,150	14,864

Net Cash (Used in) Provided by Financing Activities	(119,758)	(455)	42,360
Net Increase (Decrease) in Cash and Cash Equivalents	(116,757)	334,218	(91)
Cash and Cash Equivalents at Beginning of Period	340,640	6,422	6,513

Cash and Cash Equivalents at End of Period	$223,883	$340,640	$6,422

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

Basis of Presentation:

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

Cost of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the mineral physically accessible, include costs to prepare property for shafts, driving main entries for ventilation, haulage, personnel, construction of air shafts, roof protection and other facilities. Costs of developing new surface mines are capitalized. Surface mine development costs include construction costs for entry roads, drilling, blasting and removal of overburden in developing the first cut for mountain stripping or box cuts of surface stripping. Stripping costs incurred during the production phase of a mine are expensed as incurred.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interest are amortized using the ratio of current production to the estimated aggregate proved gas reserves. Wells and related equipment and intangible drilling costs are amortized on a units-of-production method using the ratio of current production to the estimated aggregate proved developed gas reserves. Units-of-production amortization rates are revised whenever there is an indication of the need for revision, but at least once a year; those revisions are accounted for prospectively as changes in accounting estimates.

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

Airshafts and capitalized mine development associated with a coal reserve are amortized on a units-of-production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material income effect from changes in estimates is disclosed in the period the change occurs. Amortization of development cost begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

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

Income Taxes:

The asset and liability method is used to account for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CONSOL Energy’s financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes excluding the effects of acquisitions during the year. Deferred taxes result from differences between the financial and tax bases of CONSOL Energy’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized.

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

The change was reflected as a cumulative effect of a change in accounting in the year ended December 31, 2004 according to Accounting Principles Board Opinion (APB) No. 20, “Accounting Changes.” The effect of the change resulted in an income adjustment of $83,373, net of $53,080 of deferred tax expense. The workers’ compensation liability was reduced by $136,453 and the deferred tax assets were reduced by $53,080 as a result of this change in accounting. CONSOL Energy estimates approximately $15,000 of additional expense, excluding the impact of the cumulative effect adjustment, was recognized in the year ended December 31, 2004 due to the change in accounting for workers’ compensation. Actuarial valuations were not prepared for prior periods, but we would anticipate, on an unaudited proforma basis, the estimated additional expense for 2004 would be similar for previous periods had this accounting method been applied.

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

Retirement Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans will begin accruing service. Also, as of January 1, 2006, an amendment was made to the salaried pension plan related to lump sum distributions. As of this date, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. CONSOL Energy’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy has an operational gas-balancing agreement with Columbia pipeline. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken and paid for by the purchaser.

CONSOL Energy sells gas to accommodate the delivery points of its customers. In general this gas is purchased at market price and re-sold on the same day at market price less a small transaction fee. Matching buy/sell gas transactions settled in cash which do not meet the requirements for netting under EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counter-party,” are recorded in both revenues and costs of revenues as separate sales and purchase transactions. CNX Gas also provides gathering services to third parties by way of buy/sell transactions. These revenues and expenses are recorded gross and recognized immediately in earnings.

CONSOL Energy also has royalty interests which is the portion of the mineral interest retained by the lessor. This interest entitles the royalty interest owner to a fractional amount of the production from the property, in kind or in value, less the applicable severance taxes.

Freight Revenue and Expenses:

Shipping and handling costs invoiced to coal customers and paid to third-party carriers are recorded as Freight Revenue and Freight Expense, respectively.

Royalty Recognition:

Royalty expenses for coal rights are included in Cost of Goods Sold and Other Operating Charges when the related revenue for the coal sale is recognized. Royalty expenses for gas rights are included in Gas Royalty Interest Costs when the related revenue for the gas sale is recognized. These royalty expenses are paid in cash in accordance with the terms of each agreement. Revenues for coal and gas sold related to production under royalty contracts, versus owned by CONSOL Energy, are recorded gross. The recognized revenues for these transactions are not net of related royalty fees.

Contingencies:

CONSOL Energy or our subsidiaries from time to time are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Environmental liabilities are not discounted or reduced by possible recoveries from third parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

Treasury Stock:

On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300,000 of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of stockholder’s equity in our Consolidated Balance Sheet. From time to time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from Capital in Excess of Par Value.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For the year ended December 31, 2006, we had cash expenditures under our repurchase program of $116,450, funded primarily by cash generated from operations. The total common shares repurchased for the year ended December 31, 2006 was 3,514,800 at an average cost of $33.11 per share.

Stock-Based Compensation:

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CONSOL Energy recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CONSOL Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 19 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Upon the adoption of SFAS 123R, CONSOL Energy included the impact of the proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method. Options to purchase 714,453 shares, 6,486 shares and 5,000 shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

	For the Years Ended December 31,
	2006	2005	2004
Net income	$408,882	$580,861	$198,582
Average shares of common stock outstanding:
Basic	183,354,732	183,489,908	180,461,386
Effect of stock-based compensation awards	2,283,374	2,045,072	1,938,504

Dilutive	185,638,106	185,534,980	182,399,890
Earnings per share:
Basic	$2.23	$3.17	$1.10

Dilutive	$2.20	$3.13	$1.09

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The computations for basic and dilutive earnings per share from continuing operations before considering the cumulative effect of changes in accounting principles are as follows:

	For the Years Ended December 31,
	2006	2005	2004
Basic	$2.23	$3.17	$0.64

Dilutive	$2.20	$3.13	$0.63

Accounting for Derivative Instruments:

CONSOL Energy accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and its corresponding amendments under SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of FASB Statement No. 133” (SFAS No. 133). SFAS No. 133 requires CONSOL Energy to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. Currently, CONSOL Energy has no fair value hedges. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.

CONSOL Energy formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CONSOL Energy will discontinue hedge accounting prospectively.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. We do not expect this guidance to have a significant impact on CONSOL Energy.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement is effective for financial statements issued for fiscal years ending after December 15, 2006. Retrospective application of this Statement is not permitted. The adoption of this statement decreased accumulated other comprehensive income by $310,369, increased long term liabilities by $466,469, and increased long term assets by $156,100 as of December 31, 2006. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30. See Note 16, Note 17 and Note 18 to the Consolidated Financial Statements for additional discussion of SFAS 158.

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principles Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 shall be applied to the first fiscal year beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AUG AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. We do not expect this guidance to have a significant annual financial impact on CONSOL Energy; however, management is currently assessing the retrospective impact on interim periods.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). FIN 48 provides a model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for CONSOL Energy on January 1, 2007. Management is currently assessing the financial impact of adopting FIN 48 but does not expect the adoption to have a material impact on CONSOL Energy’s consolidated financial statements.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2006, with no effect on previously reported net income or stockholders’ equity. The reclassifications include separately reporting our sales and costs related to gas royalty interests. Gas royalty interests sales were previously reported in Sales – Outside and Gas royalty interests costs were previously reported in Cost of Goods Sold and Other Charges. The reclassifications also include the netting of firm transportation obligations previously reported in prepaid expenses and other accrued liabilities.

Note 2—Acquisitions and Dispositions:

In December 2006, CONSOL Energy, through a subsidiary, completed a sale/lease-back transaction for its future headquarters property. Cash proceeds were $9,548 which did not result in a gain or loss on the sale. The initial lease term is twenty years and includes an option to renew the lease term for an additional five-year period and a subsequent four-and-one-half year lease term. The lease is accounted for as a capital lease during the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

construction period, in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) on Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” After construction the lease will be accounted for as an operating lease. Estimated monthly rental payments of $462 will be made for the period August 1, 2008 through July 31, 2010; $552 for the period August 1, 2010 through July 31, 2018; and $581 for the period August 1, 2018 through July 31, 2028.

In November 2006, CONSOL Energy, through a subsidiary, acquired a 50% interest in a specialty contracting company for a cash payment of $29,500. The specialty contracting company provides drilling services to the government, commercial, mining and public utility industries. The acquisition was accounted for under the equity method of accounting.

In March 2006, CONSOL Energy, through a subsidiary, completed a sale/lease back of longwall equipment. Cash proceeds from the sale were $36,363 which was equal to our basis in the equipment. Accordingly, no gain or loss was recorded on the transaction. The lease has been accounted for as a capital lease. The lease term is five years.

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

In June 2005, CONSOL Energy completed a sale/lease-back transaction for its headquarters building and certain surrounding land located in Upper Saint Clair, Pennsylvania. Cash proceeds from the sale were $14,000 and resulted in a pretax gain of $8,304, which has been deferred and will be recognized over the initial lease term of 13 years. The lease agreement includes an option to extend the lease term for two five-year periods. The lease will be accounted for as an operating lease. Annual rental payments are $1,176 and are payable in equal quarterly

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

installments of $294. The agreement provides for a possible Consumer Price Index adjustment to the annual rental payments at the beginning of the fourth lease year and every four years thereafter.

In March 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy is estimated to be $10,579. Southern West Virginia Energy, LLC through its subsidiary will mine low sulfur bituminous coal. The acquisition was accounted for under the equity method of accounting through August 2005. As of September 1, 2005, after all agreements were substantially completed, the acquisition has been fully consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

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

Note 3—Transactions with Related Parties:

In 2005, CONSOL Energy sold coal to a joint venture, in which CONSOL Energy held a 49% ownership interest, at a price reflecting the market value of the coal. Such Related Party sales were as follows:

	For the Years Ended December 31,
	2006	2005	2004
Coal sales	$—	$4,749	$—
Freight	—	468	—

Total Sales and Freight Revenue—Related Party	$—	$5,217	$—

Note 4—Other Income:

	For the Years Ended December 31,
	2006	2005	2004
Buchanan skip hoist damage and business interruption insurance proceeds	$40,792	$—	$—
Buchanan fire business interruption insurance proceeds	38,415	17,825	—
Royalty income	27,915	25,696	18,613
Interest income	15,369	8,066	5,376
Service income	13,345	11,660	7,673
Gain on disposition of assets	10,417	15,095	40,932
Equity in earnings (loss) of affiliates	1,201	2,850	(4,317)
Harmar trust settlement	—	6,483	—
Other	23,407	19,456	19,228

Total Other Income	$170,861	$107,131	$87,505

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 5—Interest Expense:

	For the Years Ended December 31,
	2006	2005	2004
Interest on debt	$33,605	$31,266	$36,550
Interest on other payables	2,213	637	3,630
Interest capitalized	(10,752)	(4,586)	(8,751)

Total Interest Expense	$25,066	$27,317	$31,429

Note 6—Taxes Other Than Income:

	For the Years Ended December 31,
	2006	2005	2004
Production taxes	$169,163	$154,538	$131,472
Payroll taxes	42,035	43,078	36,644
Property taxes	34,991	25,653	30,099
Capital Stock & Franchise Tax	7,293	6,956	4,305
VA Employment Enhancement Tax Credit	(5,003)	(4,072)	(5,956)
Other	4,060	2,453	1,741

Total Taxes Other Than Income	$252,539	$228,606	$198,305

Note 7—Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

	For the Years Ended December 31,
	2006	2005	2004
Current:
U.S. Federal	$72,839	$43,936	$(6,170)
U.S. State	12,247	22,916	5,570
Non-U.S.	770	2,131	(5,132)

	85,856	68,983	(5,732)
Deferred:
U.S. Federal	46,332	(2,354)	(25,925)
U.S. State	(19,758)	(2,290)	(2,515)
Non-U.S.	—	—	1,526

	26,574	(4,644)	(26,914)

Total Income Taxes (Benefits)	$112,430	$64,339	$(32,646)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the net deferred tax assets are as follows:

	December 31, 2006	December 31, 2005
Deferred Tax Assets:
Postretirement benefits other than pensions	$923,419	$683,856
Alternative minimum tax	180,061	185,794
Mine closing	134,924	125,389
Pneumoconiosis benefits	75,714	164,674
Net operating loss	66,424	44,452
Workers’ compensation	63,148	76,539
Salary retirement	46,932	33,355
Capital lease	44,878	—
Reclamation	12,852	11,973
Gas hedge	2,589	22,051
Other	77,858	69,402

Deferred Tax Assets	1,628,799	1,417,485
Valuation Allowance	(66,084)*	(36,948)
Total Deferred Tax Assets	1,562,715	1,380,537
Deferred Tax Liabilities:
Property, plant and equipment	(874,989)	(791,999)
Advance mining royalties	(22,913)	(31,791)
Other	(39,586)	(36,789)

Total Deferred Tax Liabilities	(937,488)	(860,579)

Net Deferred Tax Assets	$625,227	$519,958

*	Valuation Allowance of ($2,571) and ($63,513) allocated between current and noncurrent deferred tax assets respectively.

According to Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes,” a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For the year ended December 31, 2006, positive evidence considered included future income projections based on existing fixed price contracts and forecasted expenses, reversals of book to tax temporary differences, a change in Pennsylvania Tax Statutes, and the ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods.

During 2006, CONSOL Energy concluded that a valuation allowance was no longer warranted against a portion of its state net operating loss carry forwards in certain tax jurisdictions. In 2007, CONSOL Energy will implement certain prudent and feasible tax strategies to ensure the realization of Pennsylvania loss carry forward tax benefits. The value of CONSOL Energy’s net operating loss carry forwards increased significantly in 2006 as a result of a change in the Pennsylvania Statute which increased the annual limitation on the deduction for net operating losses to be applied against future taxable income from $2 million to the greater of $3 million or 12.5% of taxable income for tax years beginning after 2006. CONSOL Energy’s valuation allowance attributable to its operating loss carry forwards in West Virginia was also released during 2006. CONSOL Energy reported a

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

cumulative tax loss for West Virginia tax purposes for the three-year period that includes December 31, 2004 through December 31, 2006 due to non-recurring tax return adjustments in 2004 and 2005 relating to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” non-taxable OPEB subsidy accruals, and the refund of reclamation proceeds. Absent the non-recurring tax adjustments, CONSOL Energy would have reported cumulative taxable income on its West Virginia tax returns for the three-year period. Based on the analysis of prior years’ tax filings and projections of West Virginia taxable income for 2006 and future years, management believes that the benefits of the state operating loss carry forwards will be realized. As a result of the reduction of the valuation allowance relating to Pennsylvania and West Virginia operating loss carry forwards, CONSOL Energy reported a state income tax benefit in 2006 of $28,747 on an after Federal tax adjusted basis.

For 2006, CONSOL Energy continues to report a deferred tax asset of $38,237 on an after Federal tax adjusted basis relating to the remainder of CONSOL Energy’s state operating loss carry forwards with a full valuation allowance. A review of the positive and negative evidence regarding these tax benefits, primarily the history of book and tax losses on a separate company basis, concluded that a valuation allowance was warranted. A valuation allowance of $27,847 on an after Federal tax adjusted basis has also been recorded against the deferred state tax asset attributable to future deductible temporary differences for certain CONSOL Energy subsidiaries with histories of book and tax losses. The net operating losses expire at various times between 2007 and 2026. Management will continue to assess the realization of deferred tax assets based upon updated income forecast data and the feasibility of future tax planning strategies, and may record adjustments to valuation allowances against deferred tax assets in future periods as appropriate that could materially impact net income. Included in the valuation allowance against the deferred state tax asset attributable to future deductible temporary differences is a $25,355 valuation allowance for deferred tax assets related to Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in state jurisdictions which are subject to a full valuation allowance.

In August 2005, CNX Gas Corporation, a subsidiary of CONSOL Energy, sold 27.9 million shares in a private transaction. The shares were sold to qualified institutional, foreign, and accredited investors in a private transaction exempt from registration under Rule 144A, Regulation S and Regulation D. CNX Gas received proceeds of $420,167, which it used to pay a special dividend to CONSOL Energy. The financial statement gain reported on this transaction was $327,326. In accordance with SFAS 109, no Federal deferred tax has been provided on this sale as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free provided that CNX Gas remains a member of the CONSOL Energy consolidated group. Management currently has no intention of entering into a transaction that would result in CNX Gas being excluded from the consolidated tax group.

We estimate that CONSOL Energy will begin paying Federal regular tax for the year ended December 31, 2006, thereby utilizing a portion of the deferred tax asset associated with the prior years’ minimum tax credits.

For the year ended December 31, 2005, CONSOL Energy reported taxable income, as amended and before utilization of prior years’ net operating loss carry forwards, of $78,482. The remaining Federal operating loss carry forwards of $64,151 were utilized in 2005.

For the year ended December 31, 2004, CONSOL Energy generated a net operating loss for regular federal income tax purposes of $117,867, as amended, of which $78,228 was carried back and used to offset taxable income from prior years. The remainder of the 2004 net operating loss was utilized in 2005.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$192,822	35.0%	$229,139	35.0%	$28,897	35.0%
Effect of gain on sale of 18.5% Interest in CNX Gas	—	—	(114,564)	(17.5)	—	—
Excess tax depletion	(55,229)	(10.0)	(53,069)	(8.1)	(36,170)	(43.8)
Tax settlements	—	—	—	—	(15,369)	(18.6)
Federal effect on sale of foreign companies	—	—	—	—	(2,767)	(3.4)
Effect of medicare prescription drug, improvement and modernization act of 2003	1,796	0.3	(9,621)	(1.5)	(7,277)	(8.8)
Effect of domestic production activities	(2,538)	(0.4)	(1,006)	(0.2)	—	—
Release of valuation allowances net of federal tax	(28,747)	(5.2)	—	—	—	—
Net effect of state tax	13,198	2.4	13,567	2.1	2,126	2.6
Net effect of foreign tax	770	0.1	2,130	0.3	(2,958)	(3.6)
Other	(9,642)	(1.8)	(2,237)	(0.3)	872	1.1

Income Tax Expense (Benefit)/Effective Rate	$112,430	20.4%	$64,339	9.8%	$(32,646)	(39.5)%

In the twelve months ended December 31, 2004, CONSOL Energy released $15,369 of contingent tax liability resulting from the settlement of federal, state and foreign income tax audits of prior years. For the years ended December 31, 2006, 2005 and 2004 CONSOL Energy Inc. reported tax deductions for compensation expense relating to the exercise of nonqualified stock options of $23,677, $61,736, and $12,399 respectively. The deductions are equal to the difference between the fair market value of the nonqualified stock option and the employee’s exercise price of the option. Tax deductions relating to nonqualified stock options had no impact on tax expense or CONSOL Energy’s effective income tax rate.

Note 8—Mine Closing, Reclamation & Gas Well Closing Costs:

CONSOL Energy accrues for mine closing, perpetual water care costs, dismantling and removing costs for gas related facilities using the accounting treatment prescribed by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). CONSOL Energy recognizes capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, net of the associated accumulated depreciation. The obligation for asset retirements is included in Mine Closing, Reclamation, Other Accrued Liabilities and Other Liabilities in the Consolidated Balance Sheet.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the asset retirement obligations at December 31, 2006 and 2005 is as follows:

	As of December 31,
	2006	2005
Balance at beginning of period	$474,432	$380,146
Accretion Expense	32,088	30,569
Payments	(33,709)	(33,221)
Revisions in Estimated Cash Flows	29,092	48,136
Other	(9,595)	48,802

Balance at end of period	$492,308	$474,432

For the year ended December 31, 2006, Other includes ($9,595) for asset dispositions and various other insignificant items.

For the year ended December 31, 2005 Other includes obligations for reclamation and perpetual care of $36,097 related to Southern West Virginia Energy, a fully consolidated, 49% owned variable interest entity. In addition, $8,374 is included in Other for perpetual care obligations at Harmar locations. Previously, there was a trust agreement in effect whereby CONSOL Energy was to be reimbursed for all perpetual care work related to Harmar locations. In March 2005, the trust was dissolved and all liabilities were assumed by CONSOL Energy. Other also includes $4,331 for asset dispositions and various other insignificant items.

Note 9—Inventories:

	December 31,
	2006	2005
Coal	$51,238	$52,853
Merchandise for resale	18,298	16,995
Supplies	79,771	71,128

Total Inventories	$149,307	$140,976

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $13,025 and $9,572 at December 31, 2006 and 2005, respectively.

Note 10—Accounts Receivable Securitization:

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The receivables facility allows CONSOL Energy to receive on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $376 and $2,642 for the year ended December 31, 2006 and 2005, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statement of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2007.

At December 31, 2006 and December 31, 2005, eligible accounts receivable totaled approximately $119,900 and $116,100, respectively. The subordinated retained interest approximated $119,900 and $116,100 at December 31, 2006 and December 31, 2005, respectively. No accounts receivable were removed from the Consolidated Balance Sheet at December 31, 2006 because CONSOL Energy retained the total eligible accounts receivable. The reduction of $125,000 in the accounts receivable securitization program for the year ended December 31, 2005 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2006 were a discount rate of 5.83% and an estimated life of 31 days. At December 31, 2006, an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $60 and $120, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in one factor may result in changes in others.

Note 11—Property, Plant and Equipment

	December 31,
	2006	2005
Plant and equipment	$4,548,030	$4,020,837
Coal properties and surface lands	1,118,083	1,079,202
Airshafts	885,103	789,270
Mine development	488,808	404,771
Leased coal lands	451,585	449,587
Advanced mining royalties	358,327	352,993

Total Property, Plant and Equipment	7,849,936	7,096,660

Less—Accumulated depreciation, depletion and amortization	3,809,649	3,561,897

Net Property, Plant and Equipment	$4,040,287	$3,534,763

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

As of December 31, 2006, plant and equipment includes gross assets under capital lease of $113,671. Coal Operations maintains a $37,018 capital lease for longwall shields at Mine 84, Gas Operations maintains a $66,919 capital lease for the Jewell Ridge Pipeline, and Other Operations maintains a $9,734 capital lease for the construction of a new corporate office building. See Note 15 – Leases. Accumulated amortization for capital leases was $6,333 at December 31, 2006. As of December 31, 2005, there were no assets held under capital lease.

We evaluate the useful lives of our properties periodically. Depreciation and amortization of various facilities classified as plant and equipment, mine development and airshafts at the Rend Lake Mine in Illinois, and several other mines that had been on long-term idle status was accelerated in the twelve months ended December 31, 2004. Depreciation and amortization of $32,235 for these assets was accelerated because there were no current plans for the use of the equipment or facilities. The mines have existing reserves that could be accessed from other locations or through new facilities. The effect on net income from this accelerated depreciation and amortization was $19,695, or $0.11 per share, both basic and dilutive, on a post-split basis. This accelerated depreciation and amortization is related to the coal segment and is included as a component of depreciation, depletion and amortization in the accompanying Consolidated Statement of Income.

Note 12—Short-Term Notes Payable:

CONSOL Energy has a five-year, $750,000 revolving credit facility. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. The gas business guarantees and assets that were previously pledged as collateral on the revolving credit facility and the 7.875% bonds due in 2012, were released on August 8, 2005 in conjunction with the sale of 18.5 percent interest in CNX Gas. Subsequently, on October 21, 2005, as a result of entering into a new five-year, $200,000 credit agreement, CNX Gas and their subsidiaries have executed a Supplemental Indenture and are again guarantors of the 7.875% bonds that mature in 2012. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Energy common stock, pay dividends and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.59 to 1.00 at December 31, 2006. The facility also includes an interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 16.83 to 1.00 at December 31, 2006. At December 31, 2006, the $750,000 facility had no borrowings outstanding and $393,009 of letters of credit outstanding, leaving $356,991 of capacity available for borrowings and the issuance of letters of credit.

The $200,000 credit agreement for CNX Gas is unsecured, however it does contain a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.0 to 1.0 at December 31, 2006. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. This ratio was met at December 31, 2006. At December 31, 2006, the CNX Gas credit agreement had no borrowings outstanding and $16,867 of letters of credit outstanding, leaving $183,133 of capacity available for borrowings and the issuance of letters of credit.

Note 13—Other Accrued Liabilities:

	December 31,
	2006	2005
Accrued payroll and benefits	$47,552	$50,883
Subsidence	38,998	30,190
Accrued Other Taxes	25,964	22,085
Short-term incentive compensation	17,837	29,079
Other	73,742	115,449
Current portion of long-term liabilities:
Postretirement benefits other than pensions	134,601	116,799
Workers’ compensation	44,000	62,000
Mine closing	31,594	43,958
Pneumoconiosis benefits	11,185	12,303
Reclamation	6,566	9,545
Salary retirement	3,244	52,000
Other	20,263	24,381

Total Other Accrued Liabilities	$455,546	$568,672

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 14—Long-Term Debt:

	December 31,
	2006	2005
Debt:
Secured notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $1,067 at December 31, 2006)	$248,933	$248,727
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865
Secured notes due 2007 at 8.25% (par value of $45,000 less unamortized discount of $16 at December 31, 2006)	44,984	44,955
Advance royalty commitments	32,119	31,663
Notes due through 2013 at prime	12,985	14,000
Other long-term notes maturing at various dates through 2031 (total value of $349 less unamortized discount of $3 at December 31, 2006)	346	786

	442,232	442,996
Less amounts due in one year	50,249	4,629

Total Long-Term Debt	$391,983	$438,367

Advance royalty commitments and the other long-term variable rate notes had an average interest rate of approximately 7.6% at December 31, 2006 and 7.4% at December 31, 2005. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Year Ended December 31,	Amount
2007	$50,249
2008	4,758
2009	4,575
2010	35,259
2011	76,234
Thereafter	272,243

Total long-term debt maturities	$443,318

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 15—Leases:

CONSOL Energy uses various leased facilities and equipment in our operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments, at December 31, 2006, are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
2007	$16,178	$36,790
2008	16,178	35,971
2009	16,178	33,017
2010	16,178	18,835
2011	11,779	14,893
Thereafter	72,495	126,863

Total minimum lease payments	$148,986	$266,369

Less amount representing interest (6.53%-7.36%)	48,689

Present value of minimum lease payments	100,297
Less amount due in one year	9,269
Add construction costs classified as capital lease obligation under EITF 97-10	9,734

Total Long-Term Capital Lease Obligation	$100,762

Rental expense under operating leases was $43,611, $33,228 and $27,508 for the years ended December 31, 2006, 2005 and 2004, respectively. CONSOL Energy had no capital leases at December 31, 2005.

The total minimum lease payments related to the new company headquarters project are included in the operating lease portion of the above schedule and are expected to amount to $133,869 over the lease term.

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

The CONSOL Energy salaried plan allows for lump-sum distributions earned up until December 31, 2005 at the employees’ election. As of January 1, 2006, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. According to Statement of Financial Accounting Standard No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” if the lump-sum distributions made for the plan year, which is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments did exceed this threshold during 2006. Accordingly, CONSOL Energy recognized expense of $17,756 in the current year’s results of operations. The adjustment equaled the unrecognized actuarial loss resulting from each individual who received a lump sum in that year. CONSOL regularly monitors this situation. Lump sum payments did not exceed the threshold during 2005 or 2004.

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

On September 29, 2006 Statement of Financial Accounting Standard No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans” (SFAS 158) was issued. SFAS 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plan on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, as well as subsequent changes in the funded status of the plans is recognized as a component of accumulated comprehensive income in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are no longer recognized upon adoption of the new standard. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for the year ended December 31, 2008. Currently, CONSOL Energy uses a September 30 measurement date for its pension and other postretirement benefit plans.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2006 and 2005, is as follows:

	Pension Benefits at December 31,		Other Benefits at December 31,
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$497,717	$493,909	$2,313,446	$2,384,014
Service cost	15,807	22,157	10,093	12,702
Interest cost	28,248	29,020	129,665	139,418
Actuarial (gain) loss	(1,137)	15,429	19,252	306,195
Plan amendments	—	(11,263)	37,194	(395,410)
Participant contributions	—	—	5,047	3,647
Benefits paid	(53,940)	(51,535)	(127,981)	(137,120)

Benefit obligation at end of period	$486,695	$497,717	$2,386,716	$2,313,446

Change in plan assets:
Fair value of plan assets at beginning of period	$329,217	$278,010	$—	$—
Actual return on plan assets	25,869	34,888	—	—
Company contributions	71,258	70,290	122,934	133,473
Participant contributions	—	—	5,047	3,647
Benefits and other payments	(56,497)	(53,971)	(127,981)	(137,120)

Fair value of plan assets at end of period	$369,847	$329,217	$—	$—

Funded Status:
Status of plan underfunded	$(116,848)	$(168,500)	$(2,386,716)	$(2,313,446)
Unrecognized prior service cost (credit)	(10,175)	(11,261)	(366,481)	(460,294)
Unrecognized net actuarial loss	187,908	220,676	1,018,984	1,064,034

Prepaid (accrued) benefit cost before the adoption of SFAS 158	$60,885	$40,915	$(1,734,213)	$(1,709,706)

Amounts Recognized in the Consolidated Balance Sheets before the adoption of SFAS 158 consist of:
Prepaid benefit cost	$880	$215	$—	$—
Accrued benefit liability	(49,608)	(85,918)	(1,734,213)	(1,709,706)
Accumulated other comprehensive income (before tax effect)	109,613	126,618	—	—

Net amount recognized	$60,885	$40,915	$(1,734,213)	$(1,709,706)

After the adoption of SFAS 158:
Noncurrent assets	$340	$—	$—	$—
Current liabilities	(3,244)	—	(134,601)	—
Noncurrent liabilities	(113,944)	—	(2,252,115)	—

Net obligation recognized	$(116,848)	$—	$(2,386,716)	$—

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$187,909	$—	$1,018,984	$—
Prior service credit	(10,176)	—	(366,481)	—

Net amount recognized (before tax effect)	$177,733	$—	$652,503	$—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Balance Prior to Minimum Pension Liability and SFAS 158 Adjustments	2006 Minimum Pension Liability Adjustments	Balance Prior to SFAS 158 Adjustments	SFAS 158 Adjustments	Balance After SFAS 158 Adjustments
Change due to the adoption of SFAS 158 at December 31, 2006:
Prepaid pension costs	$880	$—	$880	$(540)	$340
Accrued pension benefit liability	$(66,612)	$17,004	$(49,608)	$(67,580)	$(117,188)
Deferred tax assets/(liabilities)	$49,254	$(6,614)	$42,640	$26,498	$69,138
Accumulated other comprehensive income – pension benefits (after tax effects)	$77,364	$(10,390)	$66,974	$41,621	$108,595
Accrued postretirement benefit liability	$(1,734,213)	$—	$(1,734,213)	$(652,503)	$(2,386,716)
Deferred tax assets/(liabilities)	$—	$—	$—	$228,469	$228,469
Accumulated other comprehensive income – postretirement benefits (after tax effects)	$—	$—	$—	$424,034	$424,034

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2006 and 2005 was $418,791 and $414,775, respectively.

The minimum pension liability included in accumulated other comprehensive income was zero at December 31, 2006 due to the implementation of SFAS 158. The minimum pension liability included in accumulated other comprehensive income was $77,364, net of $49,254 deferred tax for the year ended December 31, 2005.

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$15,807	$22,157	$20,665	$10,093	$12,702	$12,131
Interest cost	28,248	29,020	28,214	129,665	139,418	128,612
Expected return on plan assets	(26,125)	(20,456)	(16,065)	—	—	—
Settlement	17,756	—	—	—	—	—
Effects of curtailment	—	—	—	—	—	(3,454)
Amortization of prior service cost (credit)	(1,085)	217	217	(56,619)	(7,370)	(7,657)
Recognized net actuarial loss	16,686	19,402	23,880	64,302	46,407	37,561

Benefit cost	$51,287	$50,340	$56,911	$147,441	$191,157	$167,193

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Amounts expected to be recognized in 2007 net periodic benefit costs:

	Pension Benefits	Postretirement Benefits
Prior service cost (benefit) recognition	$(1,113)	$(51,001)
Actuarial loss recognition	$12,487	$61,230

A curtailment gain of $3,454 for the Other Post Employment Benefit Plan was recognized in the year ended December 31, 2004 related to the restructuring that occurred in 2003. Due to CONSOL Energy’s measurement date being September 30, the gain was not recognized until the first quarter of 2004.

CONSOL Energy recognized the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) in the year ended December 31, 2004 in accordance with FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The effects of the Act resulted in a reduction of our postretirement benefit costs of $20,790 and a reduction of $182,256 to our December 31, 2004 estimated other postretirement benefit obligation. The reduction was included in actuarial (gain) loss and was being amortized to earnings. In December 2005, CONSOL Energy amended its election of the Federal Subsidy provision of the Act. Instead, we will coordinate benefits with available Medicare coverage considered the primary payer. The 2005 plan amendment resulted in a net reduction of $150,000 in the accumulated projected benefit obligation (APBO) and is reflected in the plan amendment and the actuarial (gain) loss amounts included in the above tables. In 2006, there was an additional plan amendment related to Medicare Part D which specified that CONSOL Energy would pay the Part D premiums for certain participants. This amendment increased the APBO by $37,194. These adjustments will be amortized to earnings over approximately 10 years.

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2006	2005
Projected benefit obligation	$485,430	$497,131
Accumulated benefit obligation	$417,526	$414,188
Fair value of plan assets	$368,241	$328,416

Additional Information:
Decrease in gross minimum liability included in other comprehensive income before adoption of SFAS 158	$(17,004)	$(11,055)

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2006	2005	2004	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.65%	4.11%	4.31%	—	—	—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.11%	4.31%	4.27%	—	—	—

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

The assumed health care cost trend rates are as follows:

	December 31,
	2006	2005	2004
Health care cost trend rate for next year	8.50%	9.25%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	4.75%	4.75%
Year that the rate reaches ultimate trend rate	2011	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$18,692	$(15,757)
Effect on accumulated postretirement benefit obligation	$300,620	$(250,993)

Assumed discount rates also have a significant effect on the amounts reported for both pension and other benefit costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Pension benefit costs (decrease) increase	$(837)	$871
Other postemployment benefits costs (decrease) increase	$(3,858)	$4,043

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Plan Assets:

There are no assets in the other post retirement benefit plans at September 30, 2006 or 2005. CONSOL Energy’s pension benefit plans weighted average asset allocations at September 30, 2006 and 2005 are as follows:

	Pension Plan Assets at September 30,
	2006	2005
Asset Category:
Equity Securities	60%	60%
Debt Securities	40%	40%

Total	100%	100%

The weighted-average target asset allocations for the Employee Retirement Plan of CONSOL Energy Inc. are as follows: U.S. Equities 45%, International Equities 15% and Debt Securities 40% (U.S. and International). The aggregate amount of International Equity and International Fixed Income shall not exceed 50% of total account assets. The allowable asset allocation ranges are as follows: U.S. Equities 20-60%, International Equities 10-40% and Debt Securities 10-50%. The investment policy performance objective is to exceed a benchmark portfolio by at least 100 basis points over a three-year period. The benchmark portfolio consists of the following indices: S&P 500 (Large Cap), S&P 400 (Mid Cap), Russell 2000 (Small Cap), MSCI EAFE (International), Lehman Aggregate and Salomon World Government (Bonds).

There are no investments in CONSOL Energy stock held by these plans at September 30, 2006 or 2005.

Cash Flows:

CONSOL Energy expects to contribute $76,000 to our pension plan trust in 2007. Pension benefit payments are primarily funded from the trust. CONSOL Energy does not expect to contribute to the other post employment plan in 2007. We intend to pay benefit claims as they are due.

The following benefit payments, reflecting expected future service, are expected to be paid:

	Pension Benefits	Other Benefits
2007	$18,348	$134,601
2008	$21,100	$141,451
2009	$31,518	$149,226
2010	$45,625	$156,190
2011	$122,800	$162,433
Year 2012-2016	$420,738	$820,531

Note 17—Coal Workers’ Pneumoconiosis (CWP) and Workers’ Compensation:

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to certain and former totally disabled employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

a self-insurance program. The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries. The calculation is based on assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual company experience and outside sources.

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

CONSOL Energy recognizes an actuarial present value of the estimated workers’ compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions. The assumptions include a discount rate of 6.00% at September 30, 2006 and a future health care trend rate of 8.50% per annum, declining to 5.00% per annum in 2011 as well as benefit duration and recurrence of injuries.

	CWP December 31,		Workers’ Compensation December 31,
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$216,037	$206,049	$173,383	$166,117
Service cost	5,962	3,793	30,295	28,648
Interest cost	12,068	11,963	8,368	8,436
Actuarial (gain) loss	(30,408)	4,648	(12,222)	3,770
Benefits paid and other costs	(8,050)	(10,416)	(33,156)	(33,588)

Benefit obligation at end of period	$195,609	$216,037	$166,668	$173,383

Funded Status:
Status of plan underfunded	$(195,609)	$(216,037)	$(166,668)	$(173,383)
Unrecognized prior service credit	(4,217)	(4,945)	—	—
Unrecognized net actuarial gain	(211,631)	(202,343)	(35,180)	(24,628)

Accrued benefit cost before the adoption of SFAS 158	$(411,457)	$(423,325)	$(201,848)	$(198,011)

After the adoption of SFAS 158:
Current liabilities	$(11,185)	$—	$(44,000)	$—
Noncurrent liabilities	(184,424)	—	(122,668)	—

Net obligation recognized	$(195,609)	$—	$(166,668)	$—

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(211,631)	$—	$(35,180)	$—
Prior service credit	(4,217)	—	—	—

Net amount recognized (before tax effect)	$(215,848)	$—	$(35,180)	$—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Balance Prior to SFAS 158 Adjustments	SFAS 158 Adjustments	Balance After SFAS 158 Adjustments
Change due to the adoption of SFAS 158 at December 31, 2006:
Accrued CWP Liability	$(411,457)	$215,848	$(195,609)
Deferred tax assets/(liabilities)	$—	$(83,965)	$(83,965)
Accumulated other comprehensive income – CWP benefits (after tax effects)	$—	$(131,883)	$(131,883)
Accrued Workers Compensation liability	$(201,848)	$35,180	$(166,668)
Deferred tax assets/(liabilities)	$—	$(13,685)	$(13,685)
Accumulated other comprehensive income – Workers’ Compensation benefits (after tax effects)	$—	$(21,495)	$(21,495)

The components of the net periodic cost (credit) are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Cost (Credit):
Service cost	$5,962	$3,793	$4,273	$30,295	$28,648	$45,784
Interest cost	12,068	11,963	12,480	8,368	8,436	8,271
Legal and administrative costs	2,700	2,700	2,700	3,487	3,874	2,434
Amortization of prior service cost	(728)	(728)	(728)	—	—	—
Recognized net actuarial gain	(21,121)	(21,881)	(21,842)	(2,767)	(3,487)	—
State administrative fees and insurance bond premiums	—	—	—	7,603	19,215	13,909

Net Periodic Cost (Credit)	$(1,119)	$(4,153)	$(3,117)	$46,986	$56,686	$70,398

Amounts expected to be recognized in 2007 net periodic benefit costs:

	CWP Benefits	Workers’ Compensation Benefits
Prior service benefit recognition	$(728)	$—
Actuarial gain recognition	$(22,371)	$(3,953)

Assumptions:

The weighted-average discount rate used to determine benefit obligations for CWP and Workers’ Compensation are 6.00%, 5.75% and 6.00% at December 31, 2006, 2005 and 2004, respectively.

The weighted-average assumptions used to determine net periodic (benefit) costs for CWP and Workers’ Compensation are 5.75%, 6.00% and 6.00% for the years ended December 31, 2006, 2005 and 2004, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP benefit (decrease) increase	$671	$(640)
Workers’ Compensation costs (decrease) increase	$(52)	$58

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP or Workers’ Compensation plans in 2007. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers’ Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2007	$11,185	$44,000	$34,814	$9,186
2008	$11,560	$46,234	$36,554	$9,680
2009	$11,953	$48,352	$38,382	$9,970
2010	$12,348	$50,570	$40,301	$10,269
2011	$12,766	$52,893	$42,316	$10,577
Year 2012-2016	$70,045	$289,093	$245,515	$43,578

Note 18—Other Employee Benefit Plans:

UMWA Pension and Benefit Trusts:

Certain subsidiaries of CONSOL Energy were required under prior National Bituminous Coal Wage Agreements (NBCWA) with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. Contributions to the pension trusts currently are not required under the National Bituminous Coal Wage Agreement of 2002 with the United Mine Workers of America. There were no charges to expense for the years ended December 31, 2006, 2005 or 2004. The Employee Retirement Income Security Act of 1974 (ERISA) as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested liabilities.

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. Total contributions may be different than total costs in a given year due to the timing of actual contributions compared to the date of assessment. Total contributions under the Act were $38,147, $19,409 and $52,807 for the years ended December 31, 2006, 2005 and 2004, respectively. Total costs under the Act were $26,777, $30,424 and $55,415 for the years ended December 31, 2006, 2005 and 2004, respectively. Based on available information at December 31, 2006, CONSOL Energy’s obligation for the Act is estimated at approximately $264,000.

As previously disclosed, we expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 as a result of the higher per beneficiary premium rate calculated by the Commissioner of Social Security and retroactively imposed by the Combined Benefit Fund for beneficiaries assigned to CONSOL Energy. Additionally, CONSOL Energy expensed approximately $2,000 related to the higher per beneficiary premium rate for the plan year beginning October 1, 2004. The higher per beneficiary premium rate was imposed as a result of court decisions issued prior to June 10, 2003 arising from litigation over the formula used in the calculation of the annual per beneficiary premium rate owed by assigned operators, including subsidiaries of CONSOL Energy, to the Combined Benefit Fund. In August 2005, after additional litigation cases had been filed concerning the calculation and imposition of the higher per beneficiary premium rate, the United States District Court for the District of Maryland ruled that the calculation by the Commissioner of Social Security was improper, arbitrary and capricious. Subsequently, on December 31, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court. It is anticipated that there will be further appeals and legal proceedings regarding this dispute. In addition, CONSOL Energy has been assessed an unassigned beneficiary premium increase of approximately $5,077 for the plan years beginning October 1, 2002 and October 1, 2003 by the Combined Benefit Fund. We believe the calculation of the unassigned beneficiary premium is not accurate and, therefore, we have not paid the premium. CONSOL Energy has accrued an estimated liability related to this unassigned beneficiary premium. Ultimately, if the courts were to rule in CONSOL Energy’s favor in the appeals and further legal proceedings concerning the calculation and imposition of the higher per beneficiary premium rate, refunds or credits for payments made may be received and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds or credits have been recorded and no amounts have been received from the Combined Fund to date.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or a later NBCWA and who subsequently goes out of business. Contributions to the trust are fixed at fifty cents per hour worked by UMWA represented employees. Total contributions may be different than total costs in a given year due to the timing of actual contributions compared to the date the liability is incurred. Total contributions were $3,356, $3,642 and $3,386 for the years ended December 31, 2006, 2005 and 2004, respectively. Total costs were $3,319, $3,681 and $3,435 for the years ended December 31, 2006, 2005 and 2004, respectively.

Pursuant to the provisions of the Coal Act and the 1992 Plan, CONSOL Energy is required to provide security in an amount equal to three times the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Plan who are attributable to CONSOL Energy, plus all individuals receiving

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the Coal Act and the 1992 Plan, we have outstanding letters of credit as of December 31, 2006 of $180,273 to secure our obligation.

At December 31, 2006, approximately 39% of CONSOL Energy’s workforce was represented by the UMWA. A new five-year labor agreement was reached in December 2006 and is effective from January 1, 2007 through December 31, 2011. This agreement replaced the National Bituminous Coal Wage Agreement of 2002.

Equity Incentive Plans:

CONSOL Energy has an equity incentive plan that provides grants of stock-based awards to key employees and to non-employee directors. See Note 19 for a further discussion of CONSOL Energy’s stock-based compensation.

CNX has adopted the CNX Gas Equity Incentive Plan on June 30, 2005, and amended the plan on August 1, 2005. The plan was further amended on October 11, 2006 when CNX Gas adopted a Long-Term Incentive Program. The equity incentive plan consists of the following components: stock options, stock appreciation rights, restricted stock units, performance awards, performance share units, other stock-based awards, as well as cash awards. The total number of shares of CNX Gas common stock with respect to which awards may be granted under CNX Gas’ plan is 2,500,000. CNX Gas stock-based compensation expense resulted in pre-tax expense of $3,670 and $345 to CONSOL Energy for the years ended December 31, 2006 and 2005.

The CNX Gas Long-Term Incentive Program allows for the award of performance share units (PSUs). A PSU represents a contingent right to receive a cash payment, determined by reference to the value of one share of the company’s common stock, to the extent such unit is earned and becomes payable pursuant to the terms of the program. The total number of units earned, if any, by a participant will be based on the company’s total stockholder return relative to the total stockholder return of each company in a peer group of companies for a performance period from October 11, 2006 to December 31, 2009. The board of directors authorized and awarded a total of 251,729 PSUs to senior management for the year ended December 31, 2006.

Investment Plan:

CONSOL Energy has an investment plan available to all domestic, non-represented employees. For employees hired prior to August 1, 2004, CONSOL matches employee contributions for an amount up to 6 percent of the employee’s base pay (for Fairmont Supply Company the employer match is 50% of the first 12% of base pay). For employees hired or rehired effective August 1, 2004 or later, CONSOL matches employee contributions for an amount up to 9% of the employee’s base pay excluding Fairmont Supply Company employees whose company match remains unchanged. Effective January 1, 2006, the company match was changed to 6% of base pay for all non-represented employees except for those employees of Fairmont Supply Company whose match remains at 50% of the first 12% of base pay. In addition, effective January 1, 2007, the definition of eligible compensation for employee deferrals and company match will be amended to include overtime for all non-represented employees except for those employees of Fairmont Supply Company whose definition of eligible compensation will remain unchanged. Total payments and costs were $14,527, $12,392 and $11,504 for the years ended December 31, 2006, 2005 and 2004, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Long-Term Disability:

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For The Years Ended December 31,
	2006	2005	2004
Benefit Costs	$4,260	$4,170	$2,957
Discount rate assumption used to determine net periodic benefit costs	6.00%	5.75%	6.00%

Liabilities included in Deferred Credits and Other Liabilities—Other and Other Accrued Liabilities amounted to $28,522 before the effects of SFAS 158 at December 31, 2006. The liability was $29,030 at December 31, 2005. After the December 2006 implementation of SFAS 158, the liability is $20,389. The SFAS 158 adoption resulted in a reduction of the long-term disability accrued liability of $3,127. This amount is also included in Other Comprehensive Income, net of tax.

Note 19—Stock-Based Compensation:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the plan have been approved by the Board of Directors, and the total number of shares of common stock that can be covered by grants at December 31, 2006 is 18,200,000 of which 2,600,000 are available for issuance of awards other than stock options. No award of stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

The total stock-based compensation expense recognized was $19,113, $3,609 and $1,153 for the years ended December 31, 2006, 2005 and 2004, respectively. The related deferred tax benefit totaled $7,339, $1,404 and $449, respectively. Prior to January 1, 2006, CONSOL Energy accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, CONSOL Energy provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure – an Amendment of SFAS No. 123” (SFAS 148), as if the fair value method defined by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) had been applied to its stock-based compensation.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs net of a forfeiture rate and recognizes the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting SFAS 123R, pretax income and net income for the year ended December 31, 2006 was $14,948 and $9,208 lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact on basic and dilutive earnings per share for the year ended December 31, 2006 was $0.04 per share. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

The pro forma table below reflects net earnings, basic and dilutive net earnings per share for the years ended December 31, 2005 and 2004, had CONSOL Energy applied the fair value recognition provisions of SFAS 123R, as follows:

	December 31,
	2005	2004
Net income as reported	$580,861	$198,582
Add: Stock-based compensation due to change in vesting period (A)	955	—
Add: Stock-based compensation expense for restricted stock units (A)	2,654	1,153
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units, net of tax	(9,137)	(5,702)

Pro forma net income	$575,333	$194,033

Earnings per share:
Basic – as reported	$3.17	$1.10

Basic – pro forma	$3.14	$1.08

Dilutive – as reported	$3.13	$1.09

Dilutive – pro forma	$3.10	$1.06

(A)	The tax benefit related to stock-based compensation expense was $1,404 and $449 for the years ending December 31, 2005 and 2004, respectively.

As a result of SFAS 123R, CONSOL Energy reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that a combination of historical and implied volatility is a better indicator of expected volatility and future stock price trends than solely historical volatility. Therefore, expected volatility for the year ended December 31, 2006 was based on a combination of historical and market-based implied volatility.

As part of its SFAS 123R adoption, CONSOL Energy also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations. CONSOL Energy used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected life in years of the two employee populations. The expected term is based upon historical exercise patterns and post-vesting termination behavior of the populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate is based upon

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

historical forfeiture activity. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	December 31,
	2006	2005	2004
Weighted average fair value of grants	$15.46	$5.96	$4.51
Expected dividend yield	0.6%	1.5%	2.3%
Expected volatility	38.5%	45.6%	52.3%
Risk-free interest rate	5.0%	3.6%	2.4%
Expected forfeiture rate	2.0%	—	—
Expected term	4.17 years	2.48 years	2.63 years

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2005	6,450,314	$13.98	7.50
Granted	751,953	43.33
Exercised	(967,766)	15.15
Forfeited	(44,658)	17.21

Balance at December 31, 2006	6,189,843	$17.35	6.81	$99,932

Vested and expected to vest at December 31, 2006	6,186,803	$17.33	6.81	$99,932

Exercisable at December 31, 2006	3,844,677	$12.39	6.02	$75,913

These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date. There are 5,255,813 stock options outstanding under this plan. There are an additional 780,274 employee stock options outstanding that are fully vested under vesting terms ranging from six months to one year. Non-employee director stock options generally vest 33% per year, beginning one year after the grant date. There are 153,756 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death or retirement and may accelerate upon a change of control of CONSOL Energy.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy’s closing stock price on the last trading day of the year ended December 31, 2006, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount varies based on the fair market value of CONSOL Energy’s stock. Total intrinsic value of options exercised for the year ended December 31, 2006, 2005 and 2004 was $23,677, $61,181 and $11,206 respectively.

Cash received from option exercises for the year ended December 31, 2006 was $14,670. The excess tax benefit realized for the tax deduction from option exercises totaled $38,545 for the year ended December 31, 2006. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statement of Cash Flows.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Under the equity incentive plan, CONSOL Energy granted certain employees and non-employee directors restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. Compensation expense will be recognized over the vesting period of the units. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $2,492, $1,747 and $0, respectively. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	477,572	$18.48
Granted	164,647	$42.81
Vested	139,178	$17.90
Forfeited	7,784	$19.80

Nonvested at December 31, 2006	495,257	$26.69

As of December 31, 2006, $17,451 of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.34 years. When employee stock options are exercised and restricted stock unit awards become vested, the issuances are made from CONSOL Energy’s treasury stock shares which have been acquired as part of CONSOL Energy’s share repurchase program. Management cannot estimate the number of shares that will be repurchased in the next twelve months because the purchases are made based on company outlook, business conditions and current investment opportunity.

Prior to the adoption of SFAS 123R on January 1, 2006, CONSOL Energy followed the nominal vesting period approach under APB No. 25 for awards with retirement eligible provisions. Upon adoption of SFAS 123R, CONSOL Energy changed to the non-substantive vesting period approach for awards with retirement eligible provisions. If CONSOL Energy would have followed the non-substantive vesting period approach for awards with retirement eligible provisions, we would have recorded $1,186 and $773 of additional expense, net of tax, for restricted stock units for the years ended December 31, 2005 and 2004, respectively. Additionally, we would have disclosed $1,706 and $1,153 of additional expense, net of tax, for stock options for the years ended December 31, 2005 and 2004, respectively.

Note 20—Accumulated Other Comprehensive Loss:

Components of accumulated other comprehensive loss consist of the following:

	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Adjustments for FASB Statement No. 158	Accumulated Other Comprehensive Loss
Balance at December 31, 2003	$(5,571)	$(97,030)	$—	$(102,601)
Current period change	496	12,912	—	13,408

Balance at December 31, 2004	(5,075)	(84,118)	—	(89,193)
Current period change	(22,723)	6,754	—	(15,969)

Balance at December 31, 2005	(27,798)	(77,364)	—	(105,162)
Current period change	29,424	77,364	(377,343)	(270,555)

Balance at December 31, 2006	$1,626	$—	$(377,343)	$(375,717)

The cash flow hedges that CONSOL Energy holds are disclosed in Note 25. The minimum pension liability is disclosed in Note 16.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 21—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $2,844, $2,170 and $5,227 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 22—Supplemental Cash Flow Information:

	For the Years Ended December 31,
	2006	2005	2004
Cash paid during the year for:
Interest (net of amounts capitalized)	$33,237	$30,553	$36,249
Income taxes	$80,272	$41,441	$12,768
Non-cash investing and financing activities:
Variable Interest Entity acquired
Fair value of assets acquired	$—	$(62,421)	$—
Liabilities assumed	$—	$(62,421)	$—
Businesses acquired (Note 2)
Fair value of assets acquired	$(2,776)	$—	$—
Liabilities assumed	$(2,776)	$—	$—
Note received from property sales	$—	$9	$10,000
Note given on purchase of property	$—	$(235)	$(3,360)
Capital Lease Obligation
Change in Assets	$(113,671)	$—	$—
Change in Liabilities	$(113,671)	$—	$—
Purchase Obligation for Real Estate
Change in Assets	$(811)	$—	$—
Change in Liabilities	$(811)	$—	$—
Purchase of Property, Plant and Equipment
Change in Assets	$(31,136)	$—	$19,923
Change in Liabilities	$(31,136)	$—	$19,923
Stock dividends issued	$—	$25	$47
Accounting for Mine Closing, Reclamation and Gas Well Closing Costs (Note 8)
Change in Assets	$(18,647)	$(46,906)	$(11,400)
Change in Liabilities	$(18,647)	$(46,906)	$(11,400)
Accounting for Workers’ Compensation Liability (Note 17)
Change in Assets	$—	$—	$53,080
Change in Liabilities	$—	$—	$53,080
Sale of Canadian Assets
Change in Assets	$—	$—	$3,290
Change in Liabilities	$—	$—	$3,290
Sale of Australian Assets
Note received from CNX Australia Pty Limited Sale	$—	$—	$16,500
Change in Assets (other than Note Receivable)	$—	$—	$12,602
Change in Liabilities	$—	$—	$29,102

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 23—Concentration of Credit Risk and Major Customers:

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2006 and 2005, accounts receivable from utilities were $180,603 and $162,650, respectively, and from steel and coke producers were $29,240 and $13,405, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

For the year ended December 31, 2006, no customer comprised over 10% of our revenues. In 2005 and 2004, sales to our then largest customer, Allegheny Energy, comprised over 10% of our revenues. Coal (including spot sales) and gas sales to Allegheny Energy were $354,012 and $304,943 for the years ended December 31, 2005 and 2004, respectively. Accounts receivable from Allegheny Energy was $17,553 as of December 31, 2005.

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

Capital Leases: The carrying amount reported in the balance sheets for capital leases approximates its fair value due to recording the liability at the present value of minimum lease payments.

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Note 25, are as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$223,883	$223,883	$340,640	$340,640
Long-term debt	$(442,232)	$(456,242)	$(442,996)	$(468,701)
Capital leases	$(110,031)	$(110,031)	$—	$—

Note 25—Derivative Instruments:

CONSOL Energy holds or purchases derivative financial instruments for purposes other than trading to convert the market prices related to these anticipated sales of natural gas to fixed prices. These instruments are designated as cash flow hedges and extend through 2008. The net fair values of the outstanding instruments are an asset of $4,083 and a liability of $56,686 at December 31, 2006 and 2005, respectively.

CONSOL Energy entered into cash flow hedges for natural gas in 2006, 2005 and 2004. Gains or losses related to these derivative instruments were recognized when the sale of the natural gas affected earnings. The ineffective portion of the changes in the fair value of these contracts was insignificant in 2006 and 2005. There was no ineffectiveness in 2004 related to this hedging strategy.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in other comprehensive income and are reclassified to sales in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2006, 2005 or 2004. CONSOL Energy’s consolidated balance sheet is reflected on a net asset/liability basis for each counterparty.

Assuming market rates remain constant with rates at December 31, 2006, $6,438 of the $1,649 net gain included in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months. The remaining net loss is expected to be recognized in 2008.

CONSOL Energy did not have any derivatives designated as fair value hedges in 2006, 2005 or 2004.

On February 19, 2002, CONSOL Energy entered into an interest rate lock agreement with a notional amount of $250,000 to manage the interest rate volatility prior to March 7, 2002, the pricing date of CONSOL Energy’s bond offering. This agreement essentially fixed the underlying treasury rate of the bonds at 4.928% and resulted in a net payment of $1,332 to CONSOL Energy. This receipt resulted in other comprehensive income of $814 (net of $518 deferred tax), which will be amortized to interest income over the life of the notes using the straight-line method. For the years ended December 31, 2006, 2005 and 2004, $80 was amortized to interest income.

Note 26—Commitments and Contingent Liabilities:

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the year ended December 31, 2006, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

In October 2005, CDX Gas, LLC (CDX) alleged that certain of CNX Gas’ vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that CNX Gas enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. We believe that approximately 31 of our producing wells to date could be covered by their claim.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, CNX Gas filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a Court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the Court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or $1,900, based on projected production through June 2007, and (ii) “lost profits” damages of $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no basis in the law for this “lost profits” theory. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. We cannot predict the ultimate outcome of this lawsuit; however, we believe that the final resolution of this matter will not have a material effect on the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, EPA, CONSOL Energy and three other PRPs entered into an administrative Settlement Agreement and Order on Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of remedial action including payment of EPA’s past and future costs, is approximately $17,000. CONSOL Energy’s interim allocation among the participating PRPs is 46%. Accordingly, CONSOL Energy recognized a $7,820 liability, of which $3,000 was recognized prior to December 31, 2005. This liability is included in other accrued liabilities. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $5,800, of which $23 has been collected to date. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. There was a $980 reduction of costs recognized in the year ended December 31, 2006. CONSOL Energy has funded $2,503 in the year ended December 31, 2006, respectively, to an independent trust established for this remediation. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve to fifteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site. Currently, it is not probable that these additional areas will result in a liability.

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

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. Plaintiffs have amended the original complaint to assert additional damage claims of $3,252,000 against CCC and have added CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants asserting additional damage claims of $150,000 against those defendants. With respect to this action, we believe we had, and continue to have, the right to store water in these areas. The named defendants deny liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to these claims. However, it is reasonably possible that payments in the future, or the issuance of an injunction, with respect to the pending claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claimed the water would adversely affect its remaining coal reserves and coal bed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Court for a temporary restraining order prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Court denied. Subsequently, the court entered an order declaring the parties’ rights under lease, deciding that CCC has the right to store water in the VP3 mine void and dismissed the action. It is likely that Levisa Coal Company will appeal that order. We believe that CCC has the right to deposit the water in that void area. CCC intends to vigorously defend any appeal of this action; consequently, we have not recognized any liability related to this action. However, if an injunction were to be issued, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CCC has obtained environmental permits from the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3. CCC also has obtained a revised environmental permit to permit it in the future to discharge mine water into the nearby Levisa River. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia and others have requested the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

DMME to reconsider allowing CCC’s depositing of mine water into VP3 and discharging mine water into the Levisa River. They have also requested temporary relief to stop CCC from making any such deposits or discharges pending a final hearing. The DMME has tentatively scheduled a formal hearing on this matter, including the request for temporary relief, for mid-March 2007. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia challenging DMME’s issuance of the revised permit and notified DMME that they will file a similar action challenging the VP3 permit. The Levisa Action plaintiff filed nearly identical actions. Both the Levisa and Yukon actions were subsequently nonsuited by the plaintiffs. However, by letter of December 31, 2006 the plaintiffs in the Yukon action notified DMME that they will file a similar action challenging DMME’s issuance of the revised permit and the VP3 permit. CONSOL will likely seek to intervene in any such action, if filed. In addition, Buchanan County, Virginia on August 31, 2006 commenced an action against CCC in the Circuit Court of Buchanan County, Virginia seeking to enjoin any discharge by CCC of mine water into the Levisa River notwithstanding the permit issued to CCC by DMME. That action was removed to the United States District Court for the Western District of Virginia and was subsequently nonsuited without prejudice by the plaintiff.

We believe that CCC had and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines, including VP3. We also believe DMME properly issued environmental permits to CCC with respect to depositing water into VP3 as well as discharging water into the Levisa River. CCC and the other CONSOL defendants deny all liability and intend to vigorously defend the actions filed against them. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if a temporary restraining order or an injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On October 24, 2006 CONSOL Energy and CCC were served with a summons in the name of the Commonwealth of Virginia with the Circuit Court of Buchanan County, Virginia regarding a special grand jury presentment in response to citizens’ complaints that noise resulting from the ventilation fan at the Buchanan Mine constitutes a public nuisance. CONSOL Energy and CCC deny that the operation of the ventilation fan is a public nuisance and intend to vigorously defend this proceeding. However, if the operation of the ventilation fan is ordered to be stopped, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company in the Circuit Court for the County of Tazewell, Virginia. CNX Gas has not formally been served with this lawsuit. The lawsuit alleges that CNX Gas conspired and has violated the Virginia Antitrust Act and has tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CONSOL Energy believes this lawsuit to be without merit and intends to vigorously defend it. Accordingly, no liability has been recorded.

As previously disclosed, we expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 as a result of the higher per beneficiary premium rate calculated by the Commissioner of Social Security and retroactively imposed by the Combined Benefit Fund for beneficiaries assigned to CONSOL Energy. Additionally, CONSOL Energy expensed approximately $2,000 related to the higher per beneficiary premium rate for the plan year beginning October 1, 2004. The higher per beneficiary premium rate was imposed as a result of court decisions issued prior to June 10, 2003 arising from litigation over the formula used in the calculation of the annual per beneficiary premium rate owed by assigned operators, including subsidiaries of CONSOL Energy, to the Combined Benefit Fund. In August 2005, after additional

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

litigation cases had been filed concerning the calculation and imposition of the higher per beneficiary premium rate, the United States District Court for the District of Maryland ruled that the calculation by the commissioner of Social Security was improper, arbitrary and capricious. Subsequently, on December 31, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court. It is anticipated that there will be further appeals and legal proceedings regarding this dispute. In addition, CONSOL Energy has been assessed an unassigned beneficiary premium increase of approximately $5,077 for the plan years beginning October 1, 2002 and October 1, 2003 by the Combined Benefit Fund. We believe the calculation of the unassigned beneficiary premium is not accurate and, therefore, we have not paid the premium. CONSOL Energy has accrued an estimated liability related to this unassigned beneficiary premium. Ultimately, if the courts were to rule in CONSOL Energy’s favor in the appeals and further legal proceedings concerning the calculation and imposition of the higher per beneficiary premium rate, refunds or credits for payments made may be received and the unassigned beneficiary premium liability may be reduced. However, the legal process is lengthy and its outcome cannot be predicted with certainty. No estimates of refunds or credits have been recorded and no amounts have been received from the Combined Fund to date.

On September 16, 2005, CONSOL Energy’s Buchanan Mine, located near Keen Mountain, Virginia, had an accident with its skip hoist, the device that lifts coal from underground to the surface, forcing the mine to suspend coal production. The braking mechanism on the hoist failed to hold a loaded skip at the surface before it could dump its load. The loaded skip fell approximately 1,600 feet back through the shaft to the bottom. Simultaneously, the empty skip was propelled upward to the surface as the loaded skip fell, causing the empty skip to strike the top of the hoist mechanism before also falling back to the shaft bottom. The mine resumed production on December 13, 2005. This accident was covered under our property and business interruption insurance policy, subject to certain deductibles. Insurance recoveries for property damage and business interruption of $40,792 were recognized as other income for this incident in the year ended December 31, 2006. No additional reimbursement from the insurance carriers related to this claim will be recovered.

In February 2005, CONSOL Energy’s Buchanan Mine, experienced a cave-in behind the longwall mining machinery and an ignition of methane gas that started a fire. The mine was evacuated safely and was sealed on February 16, 2005 in order to extinguish any fire by cutting off oxygen to the mine’s underground atmosphere. Costs related to the fire of approximately $39,038, net of recognized insurance recovery, were incurred for the year ended December 31, 2005, respectively. Costs to CONSOL Energy were primarily reflected in Cost of Goods Sold and Other Charges and Depreciation, Depletion and Amortization on the consolidated statement of income. In the years ended December 31, 2006 and 2005, insurance recoveries of $38,415 and $31,585, respectively, were received, and accordingly were recognized as other income. No additional reimbursement from the insurance carriers related to this claim will be recovered.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 were reflected in Other Receivables at December 31, 2006 and December 31, 2005. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of our refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. We received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refunds of taxes for the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

period 1991 through 1993. CONSOL Energy has a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at December 31, 2006 and December 31, 2005. We also have a payable of $1,914 related to this claim classified in Other Liabilities at December 31, 2006 and December 31, 2005. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. On January 2, 2007, the U.S. Court of Appeals confirmed the previous court decision which allowed recovery of black lung excise taxes for the Tucker Act period, and granted interest on these claims. We anticipate that the refunds will be received before the end of 2007. It is likely the interest ruling will be appealed. There can be no assurance that we will obtain any interest on the claim.

In 2005, there was a settlement related to the Harmar Environmental Trust (the Trust). The Trust Settlement was due to the court’s decision to terminate a Trust Agreement among CONSOL Energy and other parties. The Trust was established in 1988 to provide funding for water treatment related to the now closed Harmar Mine. Other parties funded the Trust. CONSOL Energy was responsible for completing water treatment activities, but all costs associated with these activities were funded by the Trust. Any excess funding upon completion of water treatment or a specified date in the future were to be distributed to the parties that originally funded the trust. In the decision, all previously funded, but unused amounts remaining in the Trust were distributed. CONSOL Energy’s portion of the distributed funds was $15,000. CONSOL Energy recorded the funding and $8,517 for present value of the water treatment liability, resulting in $6,483 of income in the year ended December 31, 2005.

At December 31, 2006, CONSOL Energy and certain subsidiaries have provided the following financial guarantees and unconditional purchase obligations. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Amount and Duration of Commitments
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$305,658	$283,694	$21,964	$—	$—
Environmental	77,399	33,949	43,450	—	—
Gas	16,867	16,847	20	—	—
Other	9,953	9,953	—	—	—

Total Letters of Credit	409,877	344,443	65,434	—

Surety Bonds:
Employee-Related	245,751	245,751	—	—	—
Environmental	245,943	242,237	3,703	3	—
Gas	1,080	1,020	60	—	—
Other	6,958	6,639	319	—	—

Total Surety Bonds	499,732	495,647	4,082	3	—

Guarantees and unconditional purchase obligations:
Coal	158,365	62,444	34,567	53,051	8,303
Gas	26,872	23,772	—	—	3,100
Gas—Firm Transportation	56,422	7,897	14,642	12,430	21,453
Other	205,535	22,940	46,100	21,420	115,075

Total Guarantees	447,194	117,053	95,309	86,901	147,931

Total Commitments	$1,356,803	$957,143	$164,825	$86,904	$147,931

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

CONSOL Energy and certain of our subsidiaries have unconditional purchase obligations related to securing pipeline capacity to transport gas to primary delivery points. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and support various other items necessary in the normal course of business.

Note 27—Segment Information:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2006, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the year ended December 31, 2006, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the year ended December 31, 2006, the Metallurgical aggregated segment includes the following mines: Buchanan, Amonate and V.P. #8. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to individual mines. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Certain reclassifications of 2005 and 2004 segment information have been made to conform to the 2006 presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,861,388	$230,781	$357,103	$245,173	$2,694,445	$389,174	$202,903	$—	$3,286,522	(A)
Sales—Purchased gas	—	—	—	—	—	43,973	—	—	43,973
Sales—Gas Royalty Interests	—	—	—	—	—	51,054	—	—	51,054
Freight—Outside	—	—	—	162,761	162,761	—	—	—	162,761
Intersegment Transfers	—	—	—	—	—	4,372	128,824	(133,196)	—

Total Sales and Freight	$1,861,388	$230,781	$357,103	$407,934	$2,857,206	$488,573	$331,727	$(133,196)	$3,544,310

Earnings (Loss) Before Income Taxes	$261,702	$7,911	$152,490	$(81,511)	$340,592	$252,250	$20,396	$(62,318)	$550,920	(B)

Segment assets					$3,537,067	$1,152,256	$227,686	$746,323	$5,663,332	(C)

Depreciation, depletion and amortization					$240,582	$37,999	$17,656	$—	$296,237

Capital Expenditures					$481,642	$154,243	$47,427	$—	$683,312

(A)	There were no sales to customers aggregating over 10% in 2006.
(B)	Includes equity in earnings (losses) of unconsolidated affiliates of $977 and $224 for Gas and All Other, respectively.
(C)	Includes investments in unconsolidated equity affiliates of $52,283 and $31,936 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,878,267	$233,444	$211,272	$199,165	$2,522,148	$281,455	$127,330	$—	$2,930,933	(D)
Sales—Purchased gas	—	—	—	—	—	275,148	—	—	275,148
Sales—Gas Royalty Interests	—	—	—	—	—	45,351	—	—	45,351
Sales—Related parties	—	—	—	4,749	4,749	—	—	—	4,749
Freight—Outside	—	—	—	119,343	119,343	—	—	—	119,343
Freight—Related parties	—	—	—	468	468	—	—	—	468
Intersegment Transfers	—	—	—	—	—	1,628	108,209	(109,837)	—

Total Sales and Freight	$1,878,267	$233,444	$211,272	$323,725	$2,646,708	$603,582	$235,539	$(109,837)	$3,375,992

Earnings (Loss) Before Income Taxes	$327,769	$(358)	$21,789	$(97,847)	$251,353	$165,225	$(17,722)	$255,828	$654,684	(E)

Segment assets					$3,213,983	$849,100	$165,275	$843,605	$5,071,963	(F)

Depreciation, depletion and amortization					$213,271	$35,039	$13,541	$—	$261,851

Capital Expenditures					$406,094	$110,752	$6,621	$—	$523,467

(D)	Included in the Coal and Gas segment are sales of $349,537 and $4,475, respectively, to Allegheny Energy.
(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $(1,758), $444 and $4,164 for Other Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $49,528 and $2,733 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2004:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,513,804	$214,650	$256,523	$102,365	$2,087,342	$233,122	$104,742	$—	$2,425,206	(G)
Sales—Purchased Gas	—	—	—	—	—	112,005	—	—	112,005
Sales—Gas Royalty Interests	—	—	—	—	—	41,858	—	—	41,858
Freight—Outside	—	—	—	110,006	110,006	—	169	—	110,175
Intersegment Transfers	—	—	—	—	—	3,636	100,366	(104,002)	—

Total Sales and Freight	$1,513,804	$214,650	$256,523	$212,371	$2,197,348	$390,621	$205,277	$(104,002)	$2,689,244

Earnings (Loss) Before Income Taxes	$148,160	$(9,253)	$25,423	$(141,166)	$23,164	$129,050	$(7,742)	$(61,909)	$82,563	(H)

Segment assets					$2,645,515	$738,387	$281,939	$525,339	$4,191,180	(I)

Depreciation, depletion and amortization					$234,134	$32,889	$13,374	$—	$280,397

Capital Expenditures					$316,808	$89,753	$4,050	$—	$410,611

(G)	Included in the Coal and Gas segment are sales of $288,263 and $16,680 to Allegheny Energy.
(H)	Includes equity in earnings (losses) of unconsolidated affiliates of $(2,733), $(1,708) and $124 for Other Coal, Gas and All Other, respectively.
(I)	Includes investments in unconsolidated equity affiliates of $47,373 and $311 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2006	2005	2004
Total segment sales and freight from external customers	$3,544,310	$3,375,992	$2,689,244
Other income not allocated to segments (Note 4)	170,861	107,131	87,505
Gain on Sale of 18.5% interest in CNX Gas	—	327,326	—

Total Consolidated Revenue and Other Income	$3,715,171	$3,810,449	$2,776,749

Earnings Before Income Taxes:
Segment Earnings Before Income Taxes for total reportable business segments	$592,842	$416,578	$152,214
Segment Earnings (Loss) Before Income Taxes for all other businesses	20,396	(17,722)	(7,742)
Incentive Compensation	(19,181)	(32,739)	(24,663)
Compensation from restricted stock unit grants and expense from change in stock option vesting	(19,113)	(3,609)	(1,153)
Other post employees benefit curtailment gain	—	—	3,454
Gain on Sale of 18.5% of CNX Gas	—	327,326	—
Interest income (expense), net and other non-operating activity	(24,024)	(35,150)	(39,547)

Earnings (Loss) Before Income Taxes	$550,920	$654,684	$82,563

	December 31,
	2006	2005	2004
Total Assets:
Segment assets for total reportable business segments	$4,689,323	$4,063,083	$3,383,902
Segment assets for all other businesses	227,686	165,275	281,939
Items excluded from segments assets:
Cash and other investments(J)	118,085	321,543	7,104
Deferred tax assets	625,227	519,958	500,898
Recoverable income taxes	1,278	—	14,614
Intangible asset – overfunded pension plan	—	—	248
Bond issuance costs	1,733	2,104	2,475

Total Consolidated Assets	$5,663,332	$5,071,963	$4,191,180

(J)	Excludes amounts specifically related to gas segment.

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location:

	For the Years Ended December 31,
	2006	2005	2004
United States	$3,218,779	$3,104,847	$2,387,618
Europe	199,532	188,271	164,331
Canada	95,850	59,672	106,263
South America	30,149	22,052	9,160
Middle East	—	—	21,872
Other	—	1,150	—

Total Revenues and Freight from External Customers(K)	$3,544,310	$3,375,992	$2,689,244

(K)	CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31,
	2006	2005
United States	$4,005,720	$3,500,500
Canada	34,425	34,157
Belgium	142	106

Total Property, Plant and Equipment	$4,040,287	$3,534,763

Note 28—Guarantor Subsidiaries Financial Information:

The payment obligations under the $250,000, 7.875 percent per annum notes due March 1, 2012 issued by CONSOL Energy are fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (“SEC”), the following financial information sets forth separate financial information with respect to the parent, the guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy and a guarantor company manage several assets and liabilities of their subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Year Ended December 31, 2006:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$3,100,823	$196,322	$(10,623)	$3,286,522
Sales—Purchased Gas	—	43,973	—	—	43,973
Sales—Gas Royalty Interest	—	51,054	—	—	51,054
Freight—Outside	—	162,761	—	—	162,761
Freight—Related Parties	—	—	—	—	—
Other Income (including equity earnings)	442,038	125,116	35,521	(431,814)	170,861

Total Revenue and Other Income	442,038	3,483,727	231,843	(442,437)	3,715,171
Cost of Goods Sold and Other Operating Charges	45,285	1,989,305	43,857	171,329	2,249,776
Purchased Gas Costs	—	44,843	—	—	44,843
Gas Royalty Interest	—	41,879	—	—	41,879
Related Party Activity	(4,821)	44,715	137,341	(177,235)	—
Freight Expense	—	162,761	—	—	162,761
Selling, General and Administrative Expense	—	86,943	4,207	—	91,150
Depreciation, Depletion and Amortization	6,959	281,868	9,784	(2,374)	296,237
Interest Expense	20,189	4,297	580	—	25,066
Taxes Other Than Income	4,339	239,673	8,527	—	252,539

Total Costs	71,951	2,896,284	204,296	(8,280)	3,164,251

Earnings (Loss) Before Income Taxes	370,087	587,443	27,547	(434,157)	550,920
Income Taxes (Benefit)	(38,795)	141,583	9,642	—	112,430

Earnings Before Minority Interest	408,882	445,860	17,905	(434,157)	438,490
Minority Interest	—	(29,608)	—	—	(29,608)

Net Income (Loss)	$408,882	$416,252	$17,905	$(434,157)	$408,882

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2006:

	Parent	Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$111,545	$107,294	$5,044	$—	$223,883
Accounts and Notes Receivable:
Trade	—	56,135	247,040	—	303,175
Other	3,552	19,894	28,444	—	51,890
Inventories	—	127,218	22,089	—	149,307
Deferred Income Taxes	117,231	—	—	—	117,231
Recoverable Income Taxes	1,278	—	—	—	1,278
Prepaid Expenses	18,038	45,004	4,690	—	67,732

Total Current Assets	251,644	355,545	307,307	—	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	89,688	7,677,682	82,566	—	7,849,936
Less-Accumulated Depreciation, Depletion and Amortization	44,563	3,734,715	30,371	—	3,809,649

Property, Plant and Equipment—Net	45,125	3,942,967	52,195	—	4,040,287
Other Assets:
Deferred Income Taxes	507,996	—	—	—	507,996
Investment in Affiliates	2,134,962	1,358,667	—	(3,409,410)	84,219
Other	32,177	72,567	11,590	—	116,334

Total Other Assets	2,675,135	1,431,234	11,590	(3,409,410)	708,549

Total Assets	$2,971,904	$5,729,746	$371,092	$(3,409,410)	$5,663,332

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$179,208	$27,369	$18,483	$—	$225,060
Accounts Payable (Recoverable)-Related Parties	1,240,100	(1,501,701)	261,601	—	—
Short-Term Notes Payable	—	—	—	—	—
Current Portion of Long-Term Debt	—	57,518	2,000	—	59,518
Accrued Income Taxes	—	—	—	—	—
Other Accrued Liabilities	80,839	364,714	9,993	—	455,546

Total Current Liabilities	1,500,147	(1,052,100)	292,077	—	740,124
Long-Term Debt	258,666	223,094	10,985	—	492,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,252,115	—	—	2,252,115
Pneumoconiosis	—	184,424	—	—	184,424
Mine Closing	—	379,153	10,743	—	389,896
Workers’ Compensation	—	121,337	—	—	121,337
Deferred Revenue	—	13,106	—	—	13,106
Salary Retirement	113,944	—	—	—	113,944
Reclamation	—	8,728	17,733	—	26,461
Other	32,996	75,357	19,017	—	127,370

Total Deferred Credits and Other Liabilities	146,940	3,034,220	47,493	—	3,228,653
Minority Interest	—	135,659	—	—	135,659
Stockholders’ Equity	1,066,151	3,388,873	20,537	(3,409,410)	1,066,151

Total Liabilities and Stockholders’ Equity	$2,971,904	$5,729,746	$371,092	$(3,409,410)	$5,663,332

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2006:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(71,616)	$735,159	$1,004	$—	$664,547

Cash Flows from Investing Activities:
Capital Expenditures	$(10,752)	$(641,051)	$(6,759)	$—	$(658,562)
Acquisition of Mon River Towing and J.A.R. Barge Lines	—	(24,750)	—	—	(24,750)
Investment in Equity Affiliates	—	(30,963)	—	—	(30,963)
Other Investing Activities	—	52,596	133	—	52,729

Net Cash Used in Investing Activities	$(10,752)	$(644,168)	$(6,626)	$—	$(661,546)

Cash Flows from Financial Activities:
Dividends Paid	$(51,416)	$—	$—	$—	$(51,416)
Purchase of Treasury Stock	(116,450)	—	—	—	(116,450)
Other Financing Activities	53,173	(4,050)	(1,015)	—	48,108

Net Cash Used in Financing Activities	$(114,693)	$(4,050)	$(1,015)	$—	$(119,758)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$2,799,931	$131,293	$(291)	$2,930,933
Sales—Purchased gas	—	275,148	—	—	275,148
Sales—Royalty Interest	—	45,351	—	—	45,351
Sales—Related party	—	8,017	—	(3,268)	4,749
Freight—Outside	—	118,972	—	371	119,343
Freight—Related party	—	839	—	(371)	468
Gain on CNX Gas Sale	—	327,326	—	—	327,326
Other Income (including equity earnings)	695,686	4,925	23,358	(616,838)	107,131

Total Revenue and Other Income	695,686	3,580,509	154,651	(620,397)	3,810,449
Cost of Goods Sold and Other Operating Charges	49,774	1,909,235	37,398	125,852	2,122,259
Purchased Gas Costs	—	278,720	—	—	278,720
Gas Royalty Interest	—	36,501	—	—	36,501
Related Party Activity	5,137	(416,640)	107,781	303,722	—
Freight Expense	1,854	119,811	—	(1,854)	119,811
Selling, General and Administrative Expense	—	79,197	1,503	—	80,700
Depreciation, Depletion and Amortization	6,681	253,591	4,076	(2,497)	261,851
Interest Expense	20,354	6,960	3	—	27,317
Taxes Other Than Income	5,247	219,209	4,150	—	228,606

Total Costs	89,047	2,486,584	154,911	425,223	3,155,765

Earnings (Loss) Before Income Taxes	606,639	1,093,925	(260)	(1,045,620)	654,684
Income Taxes (Benefit)	25,778	40,132	(1,571)	—	64,339

Earnings Before Minority Interest	580,861	1,053,793	1,311	(1,045,620)	590,345
Minority Interest	—	(9,484)	—	—	(9,484)

Net Income (Loss)	$580,861	$1,044,309	$1,311	$(1,045,620)	$580,861

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$308,606	$20,353	$11,681	$—	$340,640
Accounts and Notes Receivable:
Trade	—	41,121	235,156	—	276,277
Other	5,737	14,318	3,285	—	23,340
Inventories	—	121,527	19,449	—	140,976
Deferred Income Taxes	152,730	—	—	—	152,730
Prepaid Expenses	4,340	38,383	6,125	—	48,848

Total Current Assets	471,413	235,702	275,696	—	982,811
Property, Plant and Equipment:
Property, Plant and Equipment	79,359	6,939,949	77,352	—	7,096,660
Less-Accumulated Depreciation, Depletion and Amortization	41,226	3,499,157	21,514	—	3,561,897

Property, Plant and Equipment—Net	38,133	3,440,792	55,838	—	3,534,763
Other Assets:
Deferred Income Taxes	367,228	—	—	—	367,228
Investment in Affiliates	2,197,768	1,133,645	—	(3,279,152)	52,261
Other	33,875	75,569	25,456	—	134,900

Total Other Assets	2,598,871	1,209,214	25,456	(3,279,152)	554,389

Total Assets	$3,108,417	$4,885,708	$356,990	$(3,279,152)	$5,071,963

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$161,405	$15,361	$20,609	$—	$197,375
Accounts Payable (Recoverable)-Related Parties	1,478,439	(1,731,002)	252,563	—	—
Current Portion of Long-Term Debt	—	3,462	1,167	—	4,629
Accrued Income Taxes	17,557	—	—	—	17,557
Other Accrued Liabilities	107,584	453,104	7,984	—	568,672

Total Current Liabilities	1,764,985	(1,259,075)	282,323	—	788,233
Long-Term Debt	248,727	176,807	12,833	—	438,367
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	1,592,907	—	—	1,592,907
Pneumoconiosis	—	411,022	—	—	411,022
Mine Closing	—	346,051	10,725	—	356,776
Workers’ Compensation	71	134,703	(15)	—	134,759
Deferred Revenue	—	27,343	—	—	27,343
Salary Retirement	33,666	37	—	—	33,703
Reclamation	—	5,590	26,593	—	32,183
Other	35,612	90,833	11,425	—	137,870

Total Deferred Credits and Other Liabilities	69,349	2,608,486	48,728	—	2,726,563
Minority Interest	—	93,444	—	—	93,444

Total Liabilities and Minority Interests	2,083,061	1,619,662	343,884	—	4,046,607
Stockholders’ Equity	1,025,356	3,266,046	13,106	(3,279,152)	1,025,356

Total Liabilities and Stockholders’ Equity	$3,108,417	$4,885,708	$356,990	$(3,279,152)	$5,071,963

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2005:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$307,594	$96,601	$4,891	$—	$409,086

Cash Flows from Investing Activities:
Capital Expenditures	$(5,297)	$(506,033)	$(12,137)	$—	$(523,467)
Investment in Equity Affiliates	—	3,451	545	—	3,996
Proceeds From Sale of 18.5% Interest in Gas Segment	—	420,167	—	—	420,167
Other Investing Activities	18,488	6,403	—	—	24,891

Net Cash Provided by (Used in) Investing Activities	$13,191	$(76,012)	$(11,592)	$—	$(74,413)

Cash Flows from Financial Activities:
Payments on Short-Term Debt	$(1,700)	$—	$—	$—	$(1,700)
Proceeds from Long-Term Notes	—	—	14,000	—	14,000
Dividends Paid	(51,321)	—	—	—	(51,321)
Withdrawal from Restricted Cash	—	—	—	—	—
Other Financing Activities	39,150	(584)	—	—	38,566

Net Cash (Used in) Provided by Financing Activities	$(13,871)	$(584)	$14,000	$—	$(455)

Income Statement for the Year Ended December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Sales—Outside	$—	$2,342,376	$82,830	$—	$2,425,206
Sales Royalty Interest	—	41,858	—	—	41,858
Sales—Purchased gas	—	112,005	—	—	112,005
Freight—Outside	—	110,006	169	—	110,175
Other Income (including equity earnings)	250,061	51,179	17,580	(231,315)	87,505

Total Revenue and Other Income	250,061	2,657,424	100,579	(231,315)	2,776,749
Cost of Goods Sold and Other Operating Charges	37,156	1,761,343	190,250	(133,716)	1,855,033
Purchased Gas Costs	—	113,063	—	—	113,063
Gas Royalty Interest	—	32,914	—	—	32,914
Related Party Activity	83	(51,718)	(89,463)	141,098	—
Freight Expense	—	110,006	169	—	110,175
Selling, General and Administrative Expense	—	71,710	1,160	—	72,870
Depreciation, Depletion and Amortization	6,139	275,087	1,025	(1,854)	280,397
Interest Expense	23,483	7,816	130	—	31,429
Taxes Other Than Income	3,793	192,985	1,527	—	198,305

Total Costs	70,654	2,513,206	104,798	5,528	2,694,186

Earnings (Loss) Before Income Taxes	179,407	144,218	(4,219)	(236,843)	82,563
Income Taxes (Benefit)	(19,175)	(11,994)	(1,477)	—	(32,646)

Earnings (Loss) Before Cumulative Effect of Change in Accounting Principle	198,582	156,212	(2,742)	(236,843)	115,209

Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	83,373	—	—	83,373

Net Income (Loss)	$198,582	$239,585	$(2,742)	$(236,843)	$198,582

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2004:

	Parent	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(95,823)	$447,696	$6,218	$—	$358,091

Cash Flows from Investing Activities:
Capital Expenditures	$(9,751)	$(400,860)	$—	$—	$(410,611)
Investment in Equity Affiliates	—	(1,474)	(2,829)	—	(4,303)
Other Investing Activities	11,000	3,372	—	—	14,372

Net Cash Provided by (Used in) Investing Activities	$1,249	$(398,962)	$(2,829)	$—	$(400,542)

Cash Flows from Financial Activities:
Payments on Short-Term Debt	$(63,300)	$—	$—	$—	$(63,300)
Payments on Long-Term Notes	—	(45,000)	—	—	(45,000)
Dividends Paid	(50,471)	—	—	—	(50,471)
Withdrawal from Restricted Cash	190,000	918	—	—	190,918
Other Financing Activities	14,864	(4,651)	—	—	10,213

Net Cash Provided by (Used in) Financing Activities	$91,093	$(48,733)	$—	$—	$42,360

Supplemental Coal Data (unaudited):

	Millions of Tons For the Year Ended December 31,
	2006	2005	2004	2003	2002
Proved and probable reserves at beginning of period	4,546	4,509	4,148	4,234	4,322
Purchased reserves	3	56	15	1	4
Reserves sold in place	(2)	(2)	(11)	(32)	(28)
Production	(67)	(69)	(68)	(60)	(64)
Revisions and other changes	(208)	52	425	5	—

Consolidated proved and probable reserves at end of period*	4,272	4,546	4,509	4,148	4,234

Proportionate share of proved and probable reserves of unconsolidated equity affiliates*	—	—	—	10	41

*	Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

CONSOL Energy’s coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2006, 861 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2006 include 3,723 million tons of steam coal reserves, of which approximately 10 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 16 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 549 million tons of metallurgical coal in consolidated reserves, of which approximately 63 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 37 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Supplemental Gas Data (unaudited):

(Dollars in thousands)

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules. The data presented is 100% of CNX Gas’ basis; it excludes the 18.5% minority interest reduction.

Capitalized Costs:

	As of December 31,
	2006	2005
Surface Lands	$37,055	$26,573
Mineral Interests	55,623	55,621
Wells and Related Equipment	112,009	83,633
Intangible Drilling	383,605	312,467
Gathering Assets	520,906	402,681
Gas Well Plugging	5,652	7,680
Other	6,433	36

Total Property, Plant and Equipment	1,121,283	888,691
Accumulated Depreciation, Depletion and Amortization	(203,121)	(165,144)

Net Capitalized Costs	$918,162	$723,547

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$22,139	$20,365

Substantially all, or at least 98% of our capitalized costs are related to proved properties.

Costs incurred for Property Acquisition, Exploration and Development(*)

	For the Year Ended December 31,
	2006		2005		2004
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Property Acquisitions	$9,562	$—	$8,333	$20	$4,190	$111
Development	151,774	—	86,273	—	77,478	—
Exploration	832	2,334	19,370	412	5,596	2,902

Total	$162,168	$2,334	$113,976	$432	$87,264	$3,013

(*)	Includes costs incurred whether capitalized or expensed.

At least 92% of our acquisition costs are related to proved properties.

Results of Operations:

	Years Ended December 31,
	2006		2005		2004
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Production Revenue	$393,649	$1,913	$283,137	$2,406	$236,811	$1,341
Royalty Interest Gas Revenue	51,054	446	45,351	408	41,858	246
Purchased Gas Revenue	43,973	356	275,148	2,561	112,005	1,120

Total Revenue	488,676	2,715	603,636	5,375	390,674	2,707

Lifting Costs	31,096	480	26,794	623	23,939	474
Gathering Costs	55,091	359	40,623	168	37,021	172
Royalty Expense	41,998	446	36,641	408	32,914	246
Other Production Costs	18,148	541	17,224	915	16,274	1,153
Purchased Gas Costs	44,843	299	278,720	2,434	113,063	1,044
Depreciation, Depletion & Amortization	37,999	512	35,039	870	32,889	918

Total Costs	229,175	2,637	435,041	5,418	256,100	4,007

Earnings Before Income Tax	259,501	78	168,595	(43)	134,574	(1,300)
Income Taxes	97,728	29	65,280	(17)	52,618	(508)

Results of Operations excluding Corporate and Interest Costs	$161,773	$49	$103,315	$(26)	$81,956	$(792)

Certain results of operations currently included as CNX Gas business were not considered to be part of the gas segment in 2004, or were calculated differently by CONSOL Energy in 2004. The differences in results of operations between CNX Gas and CONSOL Energy are not considered material to CNX Gas’ or CONSOL Energy’s business. These differences include certain royalty income, various cost allocations and depreciation, depletion and amortization of retained assets.

Net Reserve Quantity (Million Cubic Feet)
Beginning Reserves	1,127,724	2,672	1,042,403	2,385	1,002,800	1,581
Revisions	109,116	(584)	57,575	521	33,539	—
Extensions and Discoveries	82,363	337	77,917	—	53,870	1,006
Production	(55,910)	(225)	(50,171)	(234)	(49,674)	(202)
Purchase of Reserves In-Place	—	—	—	—	1,868	—
Sales of Reserves In-Place	—	—	—	—	—	—

Ending Reserves	1,263,293	2,200	1,127,724	2,672	1,042,403	2,385

Proved Developed Reserves:
Beginning of Period	549,574	2,672	395,152	2,385	352,935	843

End of Period	609,700	2,200	549,574	2,672	395,152	2,385

*	Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations.

CONSOL Energy’s proved gas reserves are located in the states of Virginia (97%), West Virginia (1%) and Pennsylvania (2%). CONSOL Energy’s proportionate interest in equity affiliates’ proved gas reserves is located in Tennessee (100%).

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

	December 31,
	2006	2005	2004
Future Cash Flows:
Revenues	$7,105,265	$11,675,551	$6,337,257
Production costs	(2,568,731)	(2,852,033)	(1,453,364)
Development costs	(552,114)	(422,315)	(265,540)
Income tax expense	(1,500,533)	(3,251,265)	(1,745,782)

Future Net Cash Flows	2,483,887	5,149,938	2,872,571
Discounted to present value at a 10% annual rate	(1,548,996)	(3,279,144)	(1,843,033)

Total standardized measure of discounted net cash flows	$934,891	$1,870,794	$1,029,538

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31,
	2006	2005	2004
Balance at Beginning of Period	$1,870,794	$1,029,538	$1,011,186
Net changes in sales prices and production costs	(5,341,525)	3,539,448	262,723
Sales—net of production costs	(438,174)	(234,526)	(219,937)
Net change due to revisions in quantity estimates	1,492,654	632,547	364,456
Development costs incurred, previously estimated	169,169	110,916	87,274
Changes in estimated future development costs	(298,968)	(267,691)	(45,739)
Net change in future income taxes	1,750,732	(1,505,484)	(283,997)
Accretion of discount and other	1,730,209	(1,433,954)	(146,428)

Total Discounted Cash Flow at End of Period	$934,891	$1,870,794	$1,029,538

Supplemental Quarterly Information (unaudited):

(Dollars in thousands)

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Sales	$857,480	$770,195	$846,697	$907,177

Freight Revenue	$49,754	$38,239	$37,689	$37,079

Costs of Goods Sold and Other Operating Charges	$614,356	$572,252	$564,159	$585,731

Freight Expense	$49,754	$38,239	$37,689	$37,079

Earnings Before Minority Interest	$135,000	$57,548	$113,000	$132,942

Net Income	$127,916	$50,586	$105,934	$124,446

Total Earnings Per Share:
Basic	$0.70	$0.28	$0.58	$0.68

Dilutive	$0.69	$0.27	$0.57	$0.67

Weighted Average Shares Outstanding:
Basic	182,635,480	183,246,777	183,286,425	184,269,386

Dilutive	184,973,417	185,555,687	185,820,234	186,673,274

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Sales	$899,847	$830,782	$763,245	$762,307

Freight Revenue	$26,836	$31,186	$31,665	$30,124

Costs of Goods Sold and Other Operating Charges	$661,556	$639,221	$585,795	$550,908

Freight Expense	$26,836	$31,186	$31,665	$30,124

Earnings Before Minority Interest	$93,618	$380,441	$41,074	$75,212

Net Income	$87,593	$376,982	$41,074	$75,212

Total Earnings Per Share:
Basic	$0.47	$2.05	$0.22	$0.41

Dilutive	$0.47	$2.02	$0.22	$0.41

Weighted Average Shares Outstanding:
Basic	184,932,088	184,225,540	182,873,976	181,886,472

Dilutive	187,263,826	186,784,578	185,168,622	184,119,582

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a.	Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of CONSOL Energy’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2006.

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

Item 9b.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information under the captions “Proposal #1—Nominations for Election of Directors,” “General Information—The Board of Directors and Its Committees—The Board of Directors,” “General Information—The Board of Directors and Its Committees—Membership and Meetings of the Board of Directors and Its Committees” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the Proxy Statement for the annual meeting of shareholders to be held on May 2, 2007 (the “Proxy Statement”).

Executive Officers of CONSOL Energy

The following is a list of CONSOL Energy’s executive officers, their ages as of February 15, 2007 and their positions and offices held with CONSOL Energy.

Name	Age	Position
J. Brett Harvey	56	President and Chief Executive Officer and Director
Nicholas J. DeIuliis	38	President and Chief Executive Officer—CNX Gas Corporation
Jack A. Holt	58	Senior Vice President—Safety
Bart J. Hyita	48	Chief Operating Officer—Coal
Peter B. Lilly	58	President—Coal Group
William J. Lyons	58	Chief Financial Officer
P. Jerome Richey	57	General Counsel and Secretary
Ronald E. Smith	58	Executive Vice President and Chief Operating Officer—CNX Gas Corporation
Robert P. King	54	Senior Vice President—Administration

J. Brett Harvey has been President and Chief Executive Officer and a Director of CONSOL Energy since January 1998.

Nicholas J. DeIuliis was Senior Vice President—Strategic Planning of CONSOL Energy from November 2004 until August 2005. Prior to that time, Mr. DeIuliis served as Vice President Strategic Planning from April 2002 until November 2004, Director—Corporate Strategy from October 2001 until April 2002, Manager—Strategic Planning from January 2001 until October 2001 and Supervisor—Process Engineering from April 1999 until January 2001. He has been a director and President and Chief Executive Officer of CNX Gas Corporation since June 30, 2005. He resigned from his position with CONSOL Energy as of August 8, 2005.

Jack A. Holt has been Senior Vice President—Safety since November 2004. Prior to that time, Mr. Holt served as Vice President—Safety, Human Resources and Organizational Development from November 2001 until November 2004 and Vice President—Safety from June 2000 until November 2001. Mr. Holt joined CONSOL Energy in 1972.

Bart J. Hyita has been Chief Operating Officer—Coal since February 2, 2007. Prior to that Mr. Hyita served as Senior Vice President—Planning and Administration from November 2005 until February 2, 2007, Senior Vice President—Coal Operations from August 2005 until November 2005, Vice President—Operations Support and Planning from August 2004 until August 2005, Vice President—Coal Operations Support and Planning from March 2002 until August 2004 and Vice President—Mining Operations Support from September 2001 until March 2002.

Peter B. Lilly has been President—Coal Group since February 1, 2007. Prior to that, Mr. Lilly was Chief Operating Officer of CONSOL Energy from October 2002 until February 1, 2007. Prior to joining CONSOL Energy, Mr. Lilly served as President and Chief Executive Officer of Triton Coal Company LLC and Vulcan Coal Holdings LLC from 1998 until 2002.

William J. Lyons has been Chief Financial Officer of CONSOL Energy since February 2001. From January 1995 until February 2001, Mr. Lyons held the position of Vice President—Controller for CONSOL Energy. Mr. Lyons joined CONSOL Energy in 1976.

P. Jerome Richey has been General Counsel and Secretary since March 2005. Prior to joining CONSOL Energy, Mr. Richey, for more than five years, was a shareholder in the Pittsburgh office for the law firm of Buchanan Ingersoll & Rooney PC.

Ronald E. Smith was Executive Vice President—Gas Operations, Land Resources and Engineering Services of CONSOL Energy from April 1992 until August 2005. Mr. Smith became Chief Operating Officer of CNX Gas Corporation on June 30, 2005 (and an Executive Vice President of CNX Gas Corporation on December 5, 2005) and resigned from his position with CONSOL Energy as of August 8, 2005. Mr. Smith joined CONSOL Energy in 1972.

Robert P. King has been Senior Vice President—Administration since February 2, 2007. Prior to that time, he served as Vice President—Land since August 2006. Prior to joining CONSOL Energy, Mr. King was Vice President of Interwest Mining Company (a subsidiary of PacifiCorp). Mr. King joined PacifiCorp in November 1990.

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

The information required by this Item is incorporated by reference to the information under the captions “General Information—The Board of Directors and Its Committees—Compensation of Directors,” “General Information—the Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation and Stock Option Information,” and “Potential Payments Upon Termination or Change in Control Agreements” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the caption “Beneficial Ownership of Securities” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information requested by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Party Transactions” and “Determination of Director Independence” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

(a) (2)	Financial Statement Schedules

Schedule II	Valuation and Qualifying Accounts

(a) (3)	Exhibits

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2006.

3.2	Second Amended and Restated Bylaws dated as of July 26, 2005, incorporated by reference to Exhibit 3.2 to Form 8-K for event dated May 2, 2006, filed on May 8, 2006.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc. and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file number 001-14901), filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003 filed on November 19, 2003.

4.5	Supplemental Indenture No. 3, dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006.

4.9	Intentionally omitted.

4.10	Intentionally omitted.

10.4	Intentionally omitted.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7	Intentionally omitted.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun AG and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Intentionally omitted.

10.19	Intentionally omitted.

10.20	Intentionally omitted.

10.21	Intentionally omitted.

10.22	Intentionally omitted.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

10.28	364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2002.

10.29	Intentionally omitted.

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association, incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2003.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association, incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2003.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.36	Intentionally omitted.

10.37	Intentionally omitted.

10.38	Intentionally omitted.

10.39	Intentionally omitted.

10.40	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003 filed in November 19, 2003.

10.41	Intentionally omitted.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.43	Intentionally Omitted

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.45 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.47	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.48	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.49	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.50	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald G. Stovash, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.51	With respect to CNX Gas compensation plans and programs, as well as agreements made between CNX Gas and its executive officers, please refer to filings made by CNX Gas in its SEC reports.

10.52	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.53	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc. and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004 (file no. 001-14901), filed on May 7, 2004.

10.54	Credit Agreement, dated as of June 30, 2004 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), Lasalle Bank National Association, Société Générale, New York Branch, Suntrust Bank, Citicorp North America, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.52 to Form 8-K (file no. 001-14901), filed on June 30, 2004.

10.55	CONSOL Energy Inc. Directors’ Deferred Fee Plan, effective as of July 20, 2004, incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.56	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.57	Intentionally omitted.

10.58	Agreement, dated February 14, 2005, between CONSOL Energy Inc. and P. Jerome Richey incorporated by reference to Exhibit 10.58 to Form 8-K for event dated March 1, 2005 filed on March 4, 2005.

10.59	Agreement, dated March 16, 2005, between CONSOL Energy Inc. and Stephen E. Williams incorporated by reference to Exhibit 10.59 to Form 8-K for event dated March 16, 2005 filed on March 21, 2005.

10.60	Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among CONSOL Energy Inc., the Lenders (as defined therein), the Guarantors (as defined therein), The Bank of Nova Scotia – New York Agency, Fleet National Bank, Union Bank of California, N.A., PNC Bank, National Association and Citicorp North America, Inc. incorporated by reference to Exhibit 10.60 to Form 8-K for event dated April 1, 2005 filed on April 7, 2005.

10.61	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated by the Compensation Committee and Board of Directors on March 21, 2005 and approved by the Shareholders on May 3, 2005 incorporated by reference to Exhibit 10.61 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.62	Intentionally omitted.

10.63	Intentionally omitted.

10.64	Intentionally omitted.

10.65	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.65 to Form 8-K for event dated June 3, 2005 filed on June 9, 2005.

10.66	Variable Long Term Incentive Compensation Award Letter from CONSOL Energy Inc. to J. Brett Harvey, incorporated by reference to Exhibit 10.66 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

10.67	1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.67 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.68	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.68 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.69	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.70	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.71	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.72	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.73	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.74	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.75	Amendment No. 2 to Collateral Trust Agreement dated as of April 1, 2005, incorporated by reference to Exhibit 10.75 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.76	Amendment No. 1 to Security Agreement, Pledge Agreement, Patent, Trademark and Copyright Security Agreement and Regulated Substances Certificate and Indemnity Agreement dated as of August 8, 2005, incorporated by reference to Exhibit 10.76 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.77	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.78	Intentionally omitted.

10.79	Change in Control Agreement of P. Jerome Richey, dated as of August 12, 2005, incorporated by reference to Exhibit 10.79 to the Form 8-K for the event dated August 12, 2005 filed on August 18, 2005.

10.80	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.81	Offer Letter to Ronald E. Smith, dated as of August 16, 2005, incorporated by reference to Exhibit 10.81 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.82	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K for the event dated October 7, 2005 filed on October 13, 2005.

10.83	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.83 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.84	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.85	Summary of the Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.85 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.86	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among CONSOL Energy Inc., and PNC Bank, National Association and Citicorp North America, Inc., as agents, incorporated by reference to Exhibit 10.86 to the Form 10-Q for the quarter ended September 30, 2005 filed on November 7, 2005.

10.87	Intentionally omitted.

10.88	Letter Agreement, by and between CONSOL Energy Inc. and Peter B. Lilly, dated June 3, 2003, regarding Mr. Lilly’s resignation from the Board of Directors of Penn Virginia Resources, LLC and Penn Virginia Corporation, incorporated by reference to Exhibit 10.88 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901), filed on March 15, 2006.

10.89	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901) filed on March 15, 2006.

10.90	Amendment No. 1 to the CONSOL Energy Inc. Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.90 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.91	Form of Non-Qualified Stock Option Award Agreement for Employees, incorporated by reference to Exhibit 10.91 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.92	Form of Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.92 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.93	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.93 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.94	Form of Change in Control Agreement for executive officer DeIuliis, incorporated by reference to Exhibit 10.6.1 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.95	Form of Change in Control Agreement for executive officer Smith, incorporated by reference to Exhibit 10.6.2 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.96	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.97	Variable Long Term Incentive Compensation Award Agreement for Chief Executive Officer, incorporated by reference to Exhibit 10.96 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.98	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.97 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.99	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan, incorporated by reference to Exhibit 10.98 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.100	Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.100 to Form 10-Q for the quarter ended June 30, 2006 (file no. 001-14901), filed on August 3, 2006.

10.101	Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007.

10.102	Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc. as adopted by the Board of Directors on December 5, 2006.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct and Ethics, as amended, incorporated by reference to Exhibit 10.86 to Form 8-K for the event date October 18, 2005 filed on October 24, 2005.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of February, 2007.

CONSOL ENERGY INC.

By:	/s/ J. BRETT HARVEY
J. Brett Harvey, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 19th day of February, 2007, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JOHN L. WHITMIRE John L. Whitmire	Chairman of the Board

/s/ J. BRETT HARVEY J. Brett Harvey	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM J. LYONS William J. Lyons	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/s/ PATRICIA A. HAMMICK Patricia A. Hammick	Director

/s/ JAMES E. ALTMEYER, SR. James E. Altmeyer, Sr.	Director

/s/ WILLIAM E. DAVIS William E. Davis	Director

/s/ WILLIAM P. POWELL William P. Powell	Director

/s/ JOSEPH T. WILLIAMS Joseph T. Williams	Director

/s/ RAJ K. GUPTA Raj K. Gupta	Director

/s/ DAVID C. HARDESTY David C. Hardesty	Director

/s/ JOHN T. MILLS John T. Mills	Director

SCHEDULE II

CONSOL ENERGY INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Expense	Charged to Deferred Tax Asset	Release of Valuation Allowance
State operating loss carry-forwards	$36,948	$—	$30,036	$(28,747)	$38,237
Deferred deductible temporary differences	—	8,307	19,540	—	27,847

	$36,948	$8,307	$49,576	$(28,747)	$66,084

EXHIBIT INDEXES:

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2006.

3.2	Second Amended and Restated Bylaws dated as of July 26, 2005, incorporated by reference to Exhibit 3.2 to Form 8-K for event dated May 2, 2006, filed on May 8, 2006.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001, filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc. and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file number 001-14901), filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003 filed on November 19, 2003.

4.5	Supplemental Indenture No. 3, dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to the Form 8-K for the event dated August 8, 2005, filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended September 30, 2006.

4.9	Intentionally omitted.

4.10	Intentionally omitted.

10.4	Intentionally omitted.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7	Intentionally omitted.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Share Purchase Agreement dated September 14, 1998 among E. I. du Pont de Nemours and Company, Du Pont Energy Company, Rheinbraun AG and CONSOL Energy Inc., incorporated by reference to Exhibit 10.14 to Amendment No. 1.

10.15	Amendatory Amendment No. 3 dated October 1, 1997 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.15 to Amendment No. 1.

10.16	Amendatory Amendment No. 4 dated September 14, 1998 to the Shareholders Agreement dated December 6, 1991, as amended, incorporated by reference to Exhibit 10.16 to Amendment No. 1.

10.17	Intentionally omitted.

10.18	Intentionally omitted.

10.19	Intentionally omitted.

10.20	Intentionally omitted.

10.21	Intentionally omitted.

10.22	Intentionally omitted.

10.23	Intentionally omitted.

10.24	Intentionally omitted.

10.25	Intentionally omitted.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

10.28	364-Day Credit Agreement, dated as of September 16, 2002, among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, Dresdner Bank AG, New York and Grand Cayman Branches, PNC Bank, N.A., Salomon Smith Barney Inc. and Citibank, N.A., incorporated by reference to Exhibit 10.28 to Form 10-Q for the quarter ended September 30, 2002.

10.29	Intentionally omitted.

10.30	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003.

10.31	Receivables Purchase Agreement, dated as of April 30, 2003, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc., Market Street Funding Corporation and PNC bank, National Association, incorporated by reference to Exhibit 10.31 to the Form 10-Q for the quarter ended June 30, 2003.

10.32	Assignment and Amendment to the Receivables Purchase Agreement, dated as of July 18, 2003, by and among CNX Funding Corporation, Beethoven Funding Corporation, Dresdner Bank AG, New York Branch, Market Street Funding Corporation and PNC Bank, National Association, incorporated by reference to Exhibit 10.32 to Form 10-Q for the quarter ended June 30, 2003.

10.33	Registration Rights Agreement, dated September 23, 2003, by and between CONSOL Energy, Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.33 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.34	Amendment No. 2 to the Loan Documents, dated as of September 15, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.34 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.35	Amendment No. 3 to the Loan Documents, dated October 21, 2003, by and among CONSOL Energy Inc., the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citicorp North America, Inc., incorporated by reference to Exhibit 10.35 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.36	Intentionally omitted.

10.37	Intentionally omitted.

10.38	Intentionally omitted.

10.39	Intentionally omitted.

10.40	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003 filed in November 19, 2003.

10.41	Intentionally omitted.

10.42	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.43	Intentionally omitted

10.44	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly, Stephen E. Williams and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.45	Reimbursement Agreement, dated October 10, 2003, by and between CONSOL Energy Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.45 to Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.46	Pledge Agreement, dated October 10, 2003, by CONSOL Energy Inc. in favor of PNC Bank, National Association, incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

10.47	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.48	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.49	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.49 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.50	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and Ronald G. Stovash, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.51	With respect to CNX Gas compensation plans and programs, as well as agreements made between CNX Gas and its executive officers, please refer to filings made by CNX Gas in its SEC reports.

10.52	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc. and Friedman, Billings, Ramsey & Co., Inc., incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.53	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc. and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004 (file no. 001-14901), filed on May 7, 2004.

10.54

Credit Agreement, dated as of June 30, 2004 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), Lasalle Bank National Association, Société Générale, New York Branch, Suntrust Bank, Citicorp North America, Inc. and PNC Bank, National Association, incorporated by reference to Exhibit 10.52 to Form

8-K (file no. 001-14901), filed on June 30, 2004.

10.55	CONSOL Energy Inc. Directors’ Deferred Fee Plan, effective as of July 20, 2004, incorporated by reference to Exhibit 10.53 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.56	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004 (file no. 0001-14901), filed on August 5, 2004.

10.57	Intentionally omitted.

10.58	Agreement, dated February 14, 2005, between CONSOL Energy Inc. and P. Jerome Richey incorporated by reference to Exhibit 10.58 to Form 8-K for event dated March 1, 2005 filed on March 4, 2005.

10.59	Agreement, dated March 16, 2005, between CONSOL Energy Inc. and Stephen E. Williams incorporated by reference to Exhibit 10.59 to Form 8-K for event dated March 16, 2005 filed on March 21, 2005.

10.60	Amended and Restated Credit Agreement, dated as of April 1, 2005, by and among CONSOL Energy Inc., the Lenders (as defined therein), the Guarantors (as defined therein), The Bank of Nova Scotia – New York Agency, Fleet National Bank, Union Bank of California, N.A., PNC Bank, National Association and Citicorp North America, Inc. incorporated by reference to Exhibit 10.60 to Form 8-K for event dated April 1, 2005 filed on April 7, 2005.

10.61	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated by the Compensation Committee and Board of Directors on March 21, 2005 and approved by the Shareholders on May 3, 2005 incorporated by reference to Exhibit 10.61 to Form 8-K for event dated May 3, 2005 filed on May 9, 2005.

10.62	Intentionally omitted.

10.63	Intentionally omitted.

10.64	Intentionally omitted.

10.65	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.65 to Form 8-K for event dated June 3, 2005 filed on June 9, 2005.

10.66	Variable Long Term Incentive Compensation Award Letter from CONSOL Energy Inc. to J. Brett Harvey, incorporated by reference to Exhibit 10.66 to Form 10-Q for the quarter ended June 30, 2005 filed on August 3, 2005.

10.67	1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.67 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.68	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.68 to Form 8-K for event dated July 26, 2005 filed on August 1, 2005.

10.69	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.70	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.71	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.72	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.73	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.74	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.75	Amendment No. 2 to Collateral Trust Agreement dated as of April 1, 2005, incorporated by reference to Exhibit 10.75 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.76	Amendment No. 1 to Security Agreement, Pledge Agreement, Patent, Trademark and Copyright Security Agreement and Regulated Substances Certificate and Indemnity Agreement dated as of August 8, 2005, incorporated by reference to Exhibit 10.76 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.77	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K for the event dated August 8, 2005 filed on August 12, 2005.

10.78	Intentionally omitted.

10.79	Change in Control Agreement of P. Jerome Richey, dated as of August 12, 2005, incorporated by reference to Exhibit 10.79 to the Form 8-K for the event dated August 12, 2005 filed on August 18, 2005.

10.80	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.81	Offer Letter to Ronald E. Smith, dated as of August 16, 2005, incorporated by reference to Exhibit 10.81 to the Form 8-K for the event dated August 16, 2005 filed on August 19, 2005.

10.82	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K for the event dated October 7, 2005 filed on October 13, 2005.

10.83	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.83 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.84	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.85	Summary of the Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.85 to the Form 8-K for the event dated October 18, 2005 filed on October 24, 2005.

10.86	First Amendment and Waiver to the Amended and Restated Credit Agreement, dated as of September 16, 2005, by and among CONSOL Energy Inc., and PNC Bank, National Association and Citicorp North America, Inc., as agents, incorporated by reference to Exhibit 10.86 to the Form 10-Q for the quarter ended September 30, 2005 filed on November 7, 2005.

10.87	Intentionally omitted.

10.88	Letter Agreement, by and between CONSOL Energy Inc. and Peter B. Lilly, dated June 3, 2003, regarding Mr. Lilly’s resignation from the Board of Directors of Penn Virginia Resources, LLC and Penn Virginia Corporation, incorporated by reference to Exhibit 10.88 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901), filed on March 15, 2006.

10.89	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901) filed on March 15, 2006.

10.90	Amendment No. 1 to the CONSOL Energy Inc. Directors Deferred Fee Plan, incorporated by reference to Exhibit 10.90 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.91	Form of Non-Qualified Stock Option Award Agreement for Employees, incorporated by reference to Exhibit 10.91 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.92	Form of Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.92 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.93	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.93 to the Form 8-K for the event dated February 20, 2006, filed on February 24, 2006.

10.94	Form of Change in Control Agreement for executive officer DeIuliis, incorporated by reference to Exhibit 10.6.1 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.95	Form of Change in Control Agreement for executive officer Smith, incorporated by reference to Exhibit 10.6.2 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.96	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.97	Variable Long Term Incentive Compensation Award Agreement for Chief Executive Officer, incorporated by reference to Exhibit 10.96 to the Form 8-K for the event dated May 2, 2006, filed on May 8, 2006.

10.98	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.97 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.99	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan, incorporated by reference to Exhibit 10.98 to the Form 8-K for the event dated June 20, 2006, filed on June 26, 2006.

10.100	Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.100 to Form 10-Q for the quarter ended June 30, 2006 (file no. 001-14901), filed on August 3, 2006.

10.101	Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007.

10.102	Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc. as adopted by the Board of Directors on December 5, 2006.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct and Ethics, as amended, incorporated by reference to Exhibit 10.86 to Form 8-K for the event date October 18, 2005 filed on October 24, 2005.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.