Form 10-Q
period 2007-03-31
CONSOL ENERGY INC
filed 2007-04-30
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 18, 2007
Common stock, $0.01 par value	182,092,264

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Sales—Outside	$833,100	$869,017
Sales—Gas Royalty Interests	12,182	15,807
Sales—Purchased Gas	1,159	22,352
Freight—Outside	43,633	37,079
Other Income	25,111	41,633

Total Revenue and Other Income	915,185	985,888
Cost of Goods Sold and Other
Operating Charges (exclusive of depreciation, depletion and amortization shown below)	519,249	534,932
Gas Royalty Interests’ Costs	10,638	13,384
Purchased Gas Costs	1,019	22,765
Freight Expense	43,633	37,079
Selling, General and Administrative Expense	26,009	20,080
Depreciation, Depletion and Amortization	76,789	71,816
Interest Expense	7,263	5,853
Taxes Other Than Income	68,278	72,000

Total Costs	752,878	777,909

Earnings Before Income Taxes and Minority Interest	162,307	207,979
Income Taxes	42,934	64,727

Earnings Before Minority Interest	119,373	143,252
Minority Interest	(6,111)	(8,496)

Net Income	$113,262	$134,756

Basic Earnings Per Share	$0.62	$0.73

Dilutive Earnings Per Share	$0.61	$0.72

Weighted Average Number of Common Shares Outstanding:
Basic	182,371,296	184,269,386

Dilutive	184,815,136	186,673,274

Dividends Paid Per Share	$0.07	$0.07

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$218,062	$223,883
Accounts and Notes Receivable:
Trade	326,707	303,175
Other Receivables	64,027	51,890
Inventories	173,486	149,307
Deferred Income Taxes	126,522	117,231
Recoverable Income Taxes		1,278
Prepaid Expenses	60,548	67,732

Total Current Assets	969,352	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	7,954,427	7,849,936
Less—Accumulated Depreciation, Depletion and Amortization	3,849,458	3,809,649

Total Property, Plant and Equipment—Net	4,104,969	4,040,287
Other Assets:
Deferred Income Taxes	529,534	507,996
Investment in Affiliates	86,900	84,219
Other	102,892	116,334

Total Other Assets	719,326	708,549

TOTAL ASSETS	$5,793,647	$5,663,332

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$200,020	$225,060
Current Portion of Long-Term Debt	59,941	59,518
Accrued Income Taxes	21,001	—
Other Accrued Liabilities	451,312	455,546

Total Current Liabilities	732,274	740,124
Long-Term Debt:
Long-Term Debt	391,872	391,983
Capital Lease Obligations	96,535	100,762

Total Long-Term Debt	488,407	492,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,253,625	2,252,115
Pneumoconiosis Benefits	187,321	184,424
Mine Closing	391,664	389,896
Workers’ Compensation	132,510	121,337
Deferred Revenue	8,821	13,106
Salary Retirement	112,190	113,944
Reclamation	26,875	26,461
Other	177,266	127,370

Total Deferred Credits and Other Liabilities	3,290,272	3,228,653
Minority Interest	140,438	135,659

Total Liabilities and Minority Interest	4,651,391	4,597,181
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 185,126,526 Issued and 182,020,104 Outstanding at March 31, 2007; 185,126,526 Issued and 182,654,629 Outstanding at December 31, 2006	1,851	1,851
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	933,567	921,881
Retained Earnings	695,699	600,541
Other Comprehensive Loss	(384,030)	(375,717)
Common Stock in Treasury, at Cost—3,106,422 Shares at March 31, 2007 and 2,471,897 Shares at December 31, 2006	(104,831)	(82,405)

Total Stockholders’ Equity	1,142,256	1,066,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,793,647	$5,663,332

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance—December 31, 2006	$1,851	$921,881	$600,541	$(375,717)	$(82,405)	$1,066,151

(Unaudited)
Net Income	—	—	113,262	—	—	113,262
Treasury Rate Lock (Net of $13 tax)	—	—	—	(20)	—	(20)
Amortization of prior service costs and actuarial gains (loss) (Net of $453 tax)	—	—	—	(909)	—	(909)
Pension Settlement Accounting (Net of $1,062 tax)	—	—	—	2,132	—	2,132
Minority Interest in Other Comprehensive Income and Stock-based Compensation of Gas	—		—	2,168	—	2,168
Gas Cash Flow Hedge (Net of ($8,027) tax)	—	—	—	(11,684)	—	(11,684)

Comprehensive Income (Loss)	—	—	113,262	(8,313)	—	104,949
Cumulative Effect of FASB Interpretation No. 48 Adoption	—	—	(3,202)	—	—	(3,202)
Issuance of Treasury Stock	—	—	(2,127)	—	3,192	1,065
Purchases of Treasury Stock	—	—	—	—	(25,618)	(25,618)
Tax Benefit from Stock-Based Compensation	—	911	—	—	—	911
Amortization of Stock-Based Compensation Awards	—	10,775	—	—	—	10,775
Dividends ($0.07 per share)	—	—	(12,775)	—	—	(12,775)

Balance—March 31, 2007	$1,851	$933,567	$695,699	$(384,030)	$(104,831)	$1,142,256

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net Income	$113,262	$134,756
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	76,789	71,816
Stock-based Compensation	11,539	2,671
Gain on the Sale of Assets	(3,515)	(914)
Change in Minority Interest	6,111	8,496
Amortization of Mineral Leases	1,454	1,322
Deferred Income Taxes	17,646	(1,438)
Equity in Earnings of Affiliates	(879)	(106)
Changes in Operating Assets:
Accounts and Notes Receivable	(35,669)	(33,621)
Inventories	(24,179)	(17,247)
Prepaid Expenses	7,184	(5,374)
Changes in Other Assets	13,442	4,647
Changes in Operating Liabilities:
Accounts Payable	(17,143)	(19,329)
Other Operating Liabilities	17,435	(5,783)
Changes in Other Liabilities	(930)	12,778
Other	820	(198)

Net Cash Provided by Operating Activities	183,367	152,476

Investing Activities:
Capital Expenditures	(146,153)	(145,102)
Acquisition of Mon River Towing and J.A.R. Barge Lines	—	(24,750)
Additions to Mineral Leases	(4,066)	(3,002)
Net Investment in Equity Affiliates	(1,802)	225
Proceeds from Sales of Assets	3,735	37,121

Net Cash Used in Investing Activities	(148,286)	(135,508)

Financing Activities:
Payments on Miscellaneous Borrowings	(4,485)	(151)
Tax Benefit from Stock-Based Compensation	911	31,220
Dividends Paid	(12,775)	(12,948)
Issuance of Treasury Stock	1,065	3,049
Purchases of Treasury Stock	(25,618)	(77,103)
Stock Options Exercised	—	1,362

Net Cash Used in Financing Activities	(40,902)	(54,571)

Net Decrease in Cash and Cash Equivalents	(5,821)	(37,603)
Cash and Cash Equivalents at Beginning of Period	223,883	340,640

Cash and Cash Equivalents at End of Period	$218,062	$303,037

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2006 included in CONSOL Energy’s Form 10-K.

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principles Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 has been applied to the quarter ended March 31, 2007 using the direct expense method of accounting for planned major maintenance. The guidance in FSP AUG AIR-1 also requires this approach to be applied retrospectively for all financial statements presented, unless it is impracticable to do so. Accordingly, we have reflected these adjustments in the financial statements presented. The following represents the changes that were made from the previously reported March 31, 2006 financial information:

	As Previously Presented	Adjustment	Restated Amounts
Income Statement Changes:
Cost of Goods Sold and Other Operating Charges	$549,582	($14,650)	$534,932
Total Costs	$792,559	($14,650)	$777,909
Earnings Before Income Taxes and Minority Interest	$193,329	$14,650	$207,979
Income Taxes	$60,387	$4,340	$64,727
Earnings Before Minority Interest	$132,942	$10,310	$143,252
Net Income	$124,446	$10,310	$134,756
Earnings Per Share:
Basic	$0.67	$0.06	$0.73
Dilutive	$0.66	$0.06	$0.72
Balance Sheet Changes:
Deferred Income Taxes Current	$143,845	$129	$143,974
Total Current Assets	$990,408	$129	$990,537
Deferred Income Taxes Long-Term	$358,025	($2,081)	$355,944
Total Other Assets	$540,874	($2,081)	$538,793
Total Assets	$5,175,977	($1,952)	$5,174,025
Accrued Income Taxes	$35,023	$2,388	$37,411
Other Accrued Liabilities	$527,131	($14,650)	$512,481
Total Current Liabilities	$753,085	($12,262)	$740,823
Total Liabilities and Minority Interests	$4,063,012	($12,262)	$4,050,750
Retained Earnings	$363,607	$10,310	$373,917
Total Stockholders’ Equity	$1,112,965	$10,310	$1,123,275

Although this guidance affects the 2006 interim financial results of CONSOL Energy, it will not affect the 2006 annual financial results. The adjusments did not change previously reported March 31, 2006 net cash provided by or used in operating, investing or financing activities on the Consolidated Statement of Cash Flows.

Certain reclassifications of 2006 data have been made to conform to the three months ended March 31, 2007 classifications. The reclassifications include separately reporting our sales and costs related to gas royalty interests. Gas royalty interests sales were previously reported in Sales—Purchased Gas and Gas royalty interests costs were previously reported in Purchased Gas Costs. The reclassifications also include the netting of firm transportation obligations previously reported in prepaid expenses and other accrued liabilities.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,485,041 shares and 54,470 shares of common stock were outstanding for the three month period ended March 31, 2007 and 2006, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended March 31,
	2007	2006
Net Income	$113,262	$134,756

Average shares of common stock outstanding:
Basic	182,371,296	184,269,386
Effect of stock options	2,443,840	2,403,888

Dilutive	184,815,136	186,673,274

Earnings per share:
Basic	$0.62	$0.73

Dilutive	$0.61	$0.72

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In December 2006, CONSOL Energy, through a subsidiary, completed a sale/lease-back transaction for its future headquarters property. Cash proceeds were $9,548 which did not result in a gain or loss on the sale. The initial lease term is twenty years and includes an option to renew the lease term for an additional five-year period and a subsequent four-and-one-half year lease term. The lease is accounted for as a capital lease during the construction period, in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) on Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” After construction, the lease will be accounted for as an operating lease. Estimated monthly rental payments of $462 will be made for the period August 1, 2008 through July 31, 2010; $552 for the period August 1, 2010 through July 31, 2018; and $581 for the period August 1, 2018 through July 31, 2028.

In November 2006, CONSOL Energy, through a subsidiary, acquired a 50% interest in a specialty contracting company for a cash payment of $29,500. The specialty contracting company provides drilling services to the government, commercial, mining and public utility industries. The acquisition was accounted for under the equity method of accounting.

In March 2006, CONSOL Energy, through a subsidiary, completed a sale/lease-back of longwall equipment. Cash proceeds from the sale were $36,363 which was equal to our basis in the equipment. Accordingly, no gain or loss was recorded on the transaction. The lease has been accounted for as a capital lease. The lease term is five years.

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

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$2,753	$3,952	$2,747	$2,523
Interest cost	7,138	7,062	34,791	32,416
Expected return on plan assets	(7,624)	(6,531)	—	—
Settlement loss	3,192	—	—	—
Amortization of prior service costs (credit)	(278)	(271)	(12,750)	(14,155)
Recognized net actuarial loss	3,122	4,171	15,308	16,076

Net periodic benefit cost	$8,303	$8,383	$40,096	$36,860

Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. CONSOL Energy recognized a settlement loss of $3,192 in the three months ended March 31, 2007. The settlement loss was included in costs of goods sold and other charges and selling, general and administrative expenses.

For the three month period ended March 31, 2007, $3,978 of pension benefits have been paid. CONSOL Energy presently anticipates contributing a total of $76,000 to the pension trust in 2007.

We do not expect to contribute to the other post employment benefit plan in 2007. We intend to pay benefit claims as they become due. For the three month period ended March 31, 2007, $34,316 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$1,410	$1,490	$7,415	$7,574
Interest cost	2,850	3,017	2,078	2,092
Amortization of actuarial gain	(5,774)	(5,462)	(988)	(692)
State administrative fees and insurance bond premiums	—	—	2,218	1,618
Legal and administrative costs	675	675	815	872

Net periodic (benefit) cost	$(839)	$(280)	$11,538	$11,464

CONSOL Energy does not expect to contribute to the CWP plan in 2007. We intend to pay benefit claims as they become due. For the three months ended March 31, 2007, $1,945 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2007. We intend to pay benefit claims as they become due. For the three months ended March 31, 2007, $10,634 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	March 31,
	2007		2006
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$56,807	35.0%	$72,793	35.0%
Excess tax depletion	(18,695)	(11.5)	(16,666)	(8.0)
Effect of Domestic Production Activities Deduction	(1,266)	(0.8)	(979)	(0.5)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	479	0.3	—	—
Net Effect of state tax	5,195	3.2	9,534	4.6
Other	414	0.3	45	0.1

Income Tax Expense / Effective Rate	$42,934	26.5%	$64,727	31.2%

The effective tax rate for the three months ended March 31, 2007 and 2006 was calculated using the annual effective rate projection on recurring earnings.

CONSOL adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

The total amount of unrecognized tax benefits as of January 1, 2007 was approximately $50,000. If these unrecognized tax benefits were recognized, approximately $10,000 would affect CONSOL’s effective tax rate.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U. S. federal, various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of CONSOL’s U.S. 2004 and 2005 income tax returns in 2006 that is anticipated to be completed by the end of 2008. As of March 31, 2007, the IRS has not proposed any significant adjustments relating to CONSOL’s tax positions.

The IRS’ examination of the Company’s 2002 and 2003 tax returns has been substantially completed with one issue currently under review by the Appeals Division. Management is currently evaluating the merits of its position regarding the issue in dispute, and does not anticipate that the adjustment would result in a material change to its financial statements. However, the Company anticipates that it is reasonably possible that an additional payment for the two-year period of approximately $1,600 of interest related to the issue will be made by the end of 2007.

CONSOL recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of January 1, 2007 and March 31, 2007, the Company had an accrued liability of approximately $5,000 and $6,000, respectively, for interest related to uncertain tax positions.

CONSOL recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of the date of adoption of FIN 48, CONSOL had an accrued liability of approximately $1,000 for tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	March 31, 2007	December 31, 2006
Coal	$73,008	$51,238
Merchandise for resale	18,610	18,298
Supplies	81,868	79,771

Total Inventories	$173,486	$149,307

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION

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

The receivables facility allows CONSOL Energy to receive on a revolving basis, up to $125,000. The cost of funds is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $77 and $130 for the three months ended March 31, 2007 and 2006, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2007. We expect this facility to be renewed during the second quarter of 2007.

At March 31, 2007 and December 31, 2006, eligible accounts receivable totaled approximately $133,300 and $119,900, respectively. The subordinated retained interest approximated $133,300 and $119,900 at March 31, 2007 and December 31, 2006, respectively. No accounts receivable were removed from the consolidated balance sheet at March 31, 2007 because CONSOL Energy retained the total eligible accounts receivable.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2007 were a discount rate of 5.81% and an estimated life of 31 days. At March 31, 2007 an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $67 and $133, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	March 31, 2007	December 31, 2006
Plant & equipment	$4,608,694	$4,548,030
Coal properties and surface lands	1,132,742	1,118,083
Airshafts	896,404	885,103
Mine development	501,702	488,808
Leased coal lands	453,733	451,585
Advance mining royalties	361,152	358,327

Total property, plant and equipment	7,954,427	7,849,936
Less: Accumulated depreciation, depletion and amortization	3,849,458	3,809,649

Total Net Property, Plant and Equipment	$4,104,969	$4,040,287

NOTE 9—DEBT:

CONSOL Energy has a five-year, $750,000 revolving credit facility. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. The gas business guarantees and assets that were previously pledged as collateral on the revolving credit facility and the 7.875% bonds due in 2012 were released on August 8, 2005 in conjunction with the sale of 18.5 percent interest in CNX Gas. Subsequently, on October 21, 2005, as a result of entering into a five-year, $200,000 credit agreement, CNX Gas and their subsidiaries have executed a Supplemental Indenture and are again guarantors of the 7.875% bonds that mature in 2012. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.62 to 1.00 at March 31, 2007. The facility also includes an interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 15.87 to 1.00 at March 31, 2007. At March 31, 2007, the $750,000 facility had no borrowings outstanding and $276,151 of letters of credit outstanding, leaving $473,849 of capacity available for borrowings and the issuance of letters of credit.

The $200,000 credit agreement for CNX Gas is unsecured; however it does contain a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was met at March 31, 2007. The facility also includes an interest coverage ratio of no less than 3.0 to 1.0 measured quarterly. This ratio was met at March 31, 2007. At March 31, 2007, the CNX Gas credit agreement had no borrowings outstanding and $16,867 of letters of credit outstanding, leaving $183,133 of capacity available for borrowings and the issuance of letters of credit.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

One of our subsidiaries, Fairmont Supply Company, which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three months ended March 31, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

In October 2005, CDX Gas, LLC (CDX) alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. We believe that approximately 35 of our producing wells to date could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a Court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the Court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damage expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. We cannot predict the ultimate outcome of this lawsuit; however, CNX Gas management believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and three other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. The current estimated cost of remedial action including payment of the EPA’s past and future cost is approximately $18,600. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability of $2,380 resulting in $5,952 of a liability related to this matter. CONSOL Energy funded $2,503 in the year ended December 31, 2006 to an independent trust established for this remediation. The remaining liability of $3,449 is included in other accrued liabilities at March 31, 2007. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $3,420, of which $16 has been collected to date. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. There was $526 of costs recognized in the three months ended March 31, 2007 related to this matter. CONSOL Energy had no additional funding to the independent trust in the three months ended March 31, 2007. CONSOL Energy expects the majority of payments related to this liability to be made over the next nine to fifteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site. Currently, it is not probable that these additional areas will result in a liability.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs thereof were also weakening its financial condition; and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asks the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. The defendants have entered into an agreement in principle to settle with the plaintiff under terms which are not material to CONSOL Energy and the Court has preliminarily approved the settlement. The settlement is subject to final court approval and the court’s certification of a class.

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

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claimed the water would adversely affect its remaining coal reserves and coalbed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Court for a temporary restraining order prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Court denied. Subsequently, the court entered an order declaring the parties’ rights under lease, deciding that CCC has the right to store water in the VP3 mine void and dismissed the action. Levisa Coal Company has petitioned the Virginia Supreme Court to allow an appeal of that order. CCC has filed a motion to dismiss the appeal. We believe that CCC has the right to deposit the water in that void area. CCC intends to vigorously defend any appeal of this action; consequently, we have not recognized any liability related to this action. However, if an injunction were to be issued, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CCC has obtained environmental permits from the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3. CCC also has obtained a revised environmental permit to permit it in the future to discharge mine water into the nearby Levisa River. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia and others have requested the DMME to reconsider allowing CCC’s depositing of mine water into VP3 and discharging mine water into the Levisa River. They have also requested temporary relief to stop CCC from making any such deposits or discharges pending a final hearing. The DMME has not scheduled a formal hearing on this matter, including the request for temporary relief. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia challenging DMME's issuance of the revised permit and notified DMME that they will file a similar action challenging the VP3 permit. The Levisa Action plaintiff filed nearly identical actions. Both the Levisa and Yukon actions were subsequently nonsuited by the plaintiffs. However, by letter of December 31, 2006 the plaintiffs in the Yukon action notified DMME that they will file a similar action challenging DMME’s issuance of the revised permit and the VP3 permit. CONSOL will likely seek to intervene in any such action, if filed. In addition, Buchanan County, Virginia on August 31, 2006 commenced an action against CCC in the Circuit Court of Buchanan County, Virginia seeking to enjoin any discharge by CCC of mine water into the Levisa River notwithstanding the permit issued to CCC by DMME. That action was removed to the United States District Court for the Western District of Virginia and was subsequently nonsuited without prejudice by the plaintiff.

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

CNX Gas Company LLC is a party to a case captioned Geomet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coalbed methane gas lease with Pocahontas Mining in southwest Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On April 11, 2007, the Circuit Court granted CNX Gas’ motion for summary judgment against GeoMet, holding from the bench that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibiting GeoMet from owning, operating, or maintaining its pipeline on the property. The court granted a stay of its order, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. The Circuit Court has not yet entered its formal order on the summary judgment motion. Pocahontas Mining recently amended its complaint to seek rescission or reformation of the lease. The ultimate outcome of this litigation cannot be predicted.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and has tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek have filed motions to dismiss all counts. CONSOL Energy believes this lawsuit to be without merit and intends to vigorously defend it.

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

On March 28, 2007, the assigned operators, including the subsidiaries of CONSOL Energy, and the Combined Benefit Fund entered into a settlement agreement that resolved all issues relating to the calculation and imposition of the higher per beneficiary premium rate. The settlement agreement provides for full reimbursement of the higher per beneficiary premium rate calculated and imposed on the subsidiaries of CONSOL Energy and for the payment of interest on all amounts to be reimbursed. CONSOL Energy’s portion of the settlement is approximately $33,100. On March 29, 2007, the Combined Benefit Fund made an initial reimbursement payment, including interest, of $16,700. This initial reimbursement reflected the reduction of $2,255 related to the unassigned beneficiary premium liability previously accrued. The remaining $14,117 receivable related to this settlement is reflected in Other Receivables at March 31, 2007. CONSOL Energy has received reimbursement of the unpaid balance, and interest thereon, in April 2007.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 was reflected in Other Receivables at March 31, 2007 and December 31, 2006. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds for these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of our refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. We received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows the refunds of taxes for the period 1991 through 1993. CONSOL Energy has a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at March 31, 2007 and December 31, 2006. We also have a payable of $1,914 related to this claim classified in Other Liabilities at March 31, 2007 and December 31, 2006. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. On January 2, 2007, the U.S. Court of Appeals confirmed the previous court decision which allowed recovery of black lung excise taxes for the Tucker Act period, and granted interest on these claims. The Government filed a petition for a rehearing of the tax refund and applicable interest issues before the entire U.S. Appellate Court on March 7, 2007 following confirmation of the lower court's decision on January 2, 2007 by a three-judge panel. Although we believe the tax will be refunded, the timetable for receipt of the monies is not clear. There is no assurance that CONSOL Energy will receive interest on the tax refund.

At March 31, 2007, CONSOL Energy and certain subsidiaries have provided the following financial guarantees. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of Credit:
Employee-Related	$189,249	$97,122	$92,127	$—	$—
Environmental	77,399	55,452	21,947	—	—
Gas	16,867	16,695	172	—	—
Other	9,503	9,503	—	—	—

Total Letters of Credit	$293,018	$178,772	$114,246	$—	$—

Surety Bonds:
Employee-Related	$241,338	$241,338	$—	$—	$—
Environmental	245,150	244,584	563	3	—
Gas	21,220	21,220	—	—	—
Other	7,070	7,042	28	—	—

Total Surety Bonds	$514,778	$514,184	$591	$3	$—

Guarantees:
Coal	$146,415	$48,470	$47,666	$45,976	$4,303
Gas	36,877	33,777	—	—	3,100
Gas—Firm Transportation	54,066	7,387	14,585	11,767	20,327
Other	202,224	22,651	44,773	21,496	113,304

Total Guarantees	$439,582	$112,285	$107,024	$79,239	$141,034

Total Commitments	$1,247,378	$805,241	$221,861	$79,242	$141,034

Employee-related financial guarantees have primarily been extended to support various state workers’ compensation self-insurance programs and the United Mine Workers’ of America’s 1992 Benefit Plan. Environmental financial guarantees have primarily been extended to support various performance bonds related to reclamation and other environmental issues. Gas financial guarantees have primarily been provided to support various performance bonds related to land usage and restorative issues. Other contingent liabilities have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business.

CONSOL Energy and certain of its subsidiaries have also provided guarantees for the delivery of specific quantities of coal and gas to various customers. These guarantees are several or joint and several. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and support various other items necessary in the normal course of business.

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	March 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$218,062	$218,062	$223,883	$223,883
Long-term debt	$(442,277)	$(458,451)	$(442,232)	$(456,242)
Capital leases	$(106,071)	$(106,071)	$(110,031)	$(110,031)

NOTE 12—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three months ended March 31, 2007, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three months ended March 31, 2007, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three months ended March 31, 2007, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations.

Industry segment results for the three months ended March 31, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$506,872	$47,072	$85,916	$41,298	$681,158	$99,182	$52,760	$—	$833,100
Sales—gas royalty interest	—	—	—	—	—	12,182	—	—	12,182
Sales—purchased gas	—	—	—	—	—	1,159	—	—	1,159
Freight—outside	—	—	—	43,633	43,633	—	—	—	43,633
Intersegment transfers	—	—	—	—	—	1,079	34,803	(35,882)	—

Total Sales and Freight	$506,872	$47,072	$85,916	$84,931	$724,791	$113,602	$87,563	$(35,882)	$890,074

Earnings (Loss) Before Income Taxes	$128,895	$6,505	$36,211	$(39,729)	$131,882	$52,237	$3,262	$(25,074)	$162,307	(A)

Segment assets					$3,616,348	$1,202,119	$223,520	$751,660	$5,793,647	(B)

Depreciation, depletion and amortization					$60,173	$12,098	$4,518	$—	$76,789

Capital Expenditures					$85,813	$57,535	$2,805	$—	$146,153

(A)	Includes equity in earnings of unconsolidated affiliates of $139, $207 and $533 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $1,119, $53,312 and $32,469 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended March 31, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$501,470	$66,639	$86,748	$65,853	$720,710	$102,012	$46,295	$—	$869,017
Sales—gas royalty interest	—	—	—	—	—	15,807	—	—	15,807
Sales—purchased gas	—	—	—	—	—	22,352	—	—	22,352
Freight—outside	—	—	—	37,079	37,079	—	—	—	37,079
Intersegment transfers	—	—	—	—	—	1,411	36,037	(37,448)	—

Total Sales and Freight	$501,470	$66,639	$86,748	$102,932	$757,789	$141,582	$82,332	$(37,448)	$944,255

Earnings (Loss) Before Income Taxes	$105,836	$8,871	$45,152	$(14,267)	$145,592	$73,526	$2,563	$(13,702)	$207,979	(C)

Segment assets					$3,332,037	$923,705	$177,776	$740,507	$5,174,025	(D)

Depreciation, depletion and amortization					$58,564	$8,904	$4,348	$—	$71,816

Capital Expenditures (Including acquisitions)					$100,702	$40,177	$28,973	$—	$169,852

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of $147 and ($41) for Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $49,450 and $2,692 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2007	2006
Segment earnings before income taxes for total reportable business segments	$184,119	$219,118
Segment earnings (loss) before income taxes for all other businesses	3,262	2,563
Incentive compensation (A)	(9,769)	(5,845)
Stock-based compensation (A)	(10,775)	(2,201)
Interest income (expense), net and other non-operating activity (A)	(4,530)	(5,656)

Earnings Before Income Taxes	$162,307	$207,979

(A)	Excludes amounts specifically related to the Gas segment.

Total Assets:

Segment assets for total reportable business segments	$4,818,467	$4,255,742
Segment assets for all other businesses	223,520	177,776
Items excluded from segment assets:
Cash and other investments (A)	98,109	238,577
Deferred tax assets (A)	651,909	499,918
Bond issuance costs	1,642	2,012

Total Consolidated Assets	$5,793,647	$5,174,025

(A)	Excludes amounts specifically related to the Gas segment.

NOTE 13—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for the Three Months Ended March 31, 2007:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$788,524	$44,576	$—	$833,100
Sales—Purchased Gas	—	1,159	—	—	1,159
Sales—Gas Royalty Interest	—	12,182	—	—	12,182
Freight—Outside	—	43,633	—	—	43,633
Other Income	132,657	12,084	9,399	(129,029)	25,111

Total Revenue and Other Income	132,657	857,582	53,975	(129,029)	915,185

Cost of Goods Sold and Other Operating Charges	22,692	436,593	5,318	54,646	519,249
Purchased Gas Costs	—	1,019	—	—	1,019
Gas Royalty Interest	—	10,638	—	—	10,638
Related Party Activity	(2,459)	15,241	35,584	(48,366)	—
Freight Expense	—	43,633	—	—	43,633
Selling, General and Administrative Expense	—	24,857	1,152	—	26,009
Depreciation, Depletion and Amortization	1,842	74,446	2,483	(1,982)	76,789
Interest Expense	5,038	2,085	140	—	7,263
Taxes Other Than Income	1,451	65,166	1,661	—	68,278

Total Costs	28,564	673,678	46,338	4,298	752,878

Earnings (Loss) Before Income Taxes	104,093	183,904	7,637	(133,327)	162,307
Income Tax Expense (Benefit)	(9,169)	49,430	2,673	—	42,934

Earnings (Loss) before Minority Interest	113,262	134,474	4,964	(133,327)	119,373
Minority Interest	—	(6,111)	—	—	(6,111)

Net Income (Loss)	$113,262	$128,363	$4,964	$(133,327)	$113,262

Balance Sheet at March 31, 2007:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$92,837	$120,977	$4,248	$—	$218,062
Accounts and Notes Receivable:
Trade	—	44,954	281,753	—	326,707
Other	21,211	14,385	28,431	—	64,027
Inventories	—	149,446	24,040	—	173,486
Deferred Income Taxes	126,522	—	—	—	126,522
Prepaid Expenses	16,028	43,565	955	—	60,548

Total Current Assets	256,598	373,327	339,427	—	969,352
Property, Plant and Equipment:
Property, Plant and Equipment	91,098	7,780,929	82,400	—	7,954,427
Less-Accumulated Depreciation, Depletion and Amortization	46,404	3,770,624	32,430	—	3,849,458

Property, Plant and Equipment—Net	44,694	4,010,305	49,970	—	4,104,969
Other Assets:
Deferred Income Taxes	529,534	—	—	—	529,534
Investment in Affiliates	2,292,880	1,361,349	—	(3,567,329)	86,900
Other	25,036	66,698	11,158	—	102,892

Total Other Assets	2,847,450	1,428,047	11,158	(3,567,329)	719,326

Total Assets	$3,148,742	$5,811,679	$400,555	$(3,567,329)	$5,793,647

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$177,366	$5,110	$17,544	$—	$200,020
Accounts Payable (Recoverable)—Related Parties	1,289,179	(1,576,194)	287,015	—	—
Current Portion of Long-Term Debt	—	57,941	2,000	—	59,941
Accrued Income Taxes	21,001	—	—	—	21,001
Other Accrued Liabilities	73,620	370,258	7,434	—	451,312

Total Current Liabilities	1,561,166	(1,142,885)	313,993	—	732,274
Long-Term Debt	258,678	219,244	10,485	—	488,407

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,253,625	—	—	2,253,625
Pneumoconiosis Benefits	—	187,321	—	—	187,321
Mine Closing	—	380,486	11,178	—	391,664
Workers’ Compensation	—	132,510	—	—	132,510
Deferred Revenue	—	8,821	—	—	8,821
Salary Retirement	112,190	—	—	—	112,190
Reclamation	—	9,929	16,946	—	26,875
Other	74,452	82,767	20,047	—	177,266

Total Deferred Credits and Other Liabilities	186,642	3,055,459	48,171	—	3,290,272
Minority Interest	—	140,438	—	—	140,438
Stockholders’ Equity	1,142,256	3,539,423	27,906	(3,567,329)	1,142,256

Total Liabilities and Stockholders’ Equity	$3,148,742	$5,811,679	$400,555	$(3,567,329)	$5,793,647

Income Statement for the Three Months Ended March 31, 2006:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$820,929	$50,062	$(1,974)	$869,017
Sales—Purchased Gas	—	22,352	—	—	22,352
Sales—Gas Royalty Interests	—	15,807	—	—	15,807
Freight—Outside	—	37,079	—	—	37,079
Other Income (including equity earnings)	129,473	29,932	8,342	(126,114)	41,633

Total Revenue and Other Income	129,473	926,099	58,404	(128,088)	985,888
Cost of Goods Sold and Other Operating Charges	8,850	472,633	10,193	43,256	534,932
Purchased Gas Costs	—	22,765	—	—	22,765
Gas Royalty Interests	—	13,384	—	—	13,384
Related Party Activity	(2,328)	3,617	36,397	(37,686)	—
Freight Expense	—	37,079	—	—	37,079
Selling, General and Administrative Expense	—	18,972	1,108	—	20,080
Depreciation, Depletion and Amortization	1,652	69,822	2,342	(2,000)	71,816
Interest Expense	5,045	808	—	—	5,853
Taxes Other Than Income	1,673	68,074	2,253	—	72,000

Total Costs	14,892	707,154	52,293	3,570	777,909

Earnings (Loss) Before Income Taxes	114,581	218,945	6,111	(131,658)	207,979
Income Tax Expense (Benefit)	(20,175)	82,205	2,697	—	64,727

Earnings (Loss) before Minority Interest	134,756	136,740	3,414	(131,658)	143,252
Minority Interest	—	(8,496)	—	—	(8,496)

Net Income (Loss)	$134,756	$128,244	$3,414	$(131,658)	$134,756

Balance Sheet at December 31, 2006:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$111,545	$107,294	$5,044	$—	$223,883
Accounts and Notes Receivable:
Trade	—	56,135	247,040	—	303,175
Other	3,552	19,894	28,444	—	51,890
Inventories	—	127,218	22,089	—	149,307
Deferred Income Taxes	117,231	—	—	—	117,231
Recoverable Income Taxes	1,278	—	—	—	1,278
Prepaid Expenses	18,038	45,004	4,690	—	67,732

Total Current Assets	251,644	355,545	307,307	—	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	89,688	7,677,682	82,566	—	7,849,936
Less-Accumulated Depreciation, Depletion and Amortization	44,563	3,734,715	30,371	—	3,809,649

Property, Plant and Equipment—Net	45,125	3,942,967	52,195	—	4,040,287
Other Assets:
Deferred Income Taxes	507,996	—	—	—	507,996
Investment in Affiliates	2,134,962	1,358,667	—	(3,409,410)	84,219
Other	32,177	72,567	11,590	—	116,334

Total Other Assets	2,675,135	1,431,234	11,590	(3,409,410)	708,549

Total Assets	$2,971,904	$5,729,746	$371,092	$(3,409,410)	$5,663,332

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$179,208	$27,369	$18,483	$—	$225,060
Accounts Payable (Recoverable)—Related Parties	1,240,100	(1,501,701)	261,601	—	—
Current Portion of Long-Term Debt	—	57,518	2,000	—	59,518
Other Accrued Liabilities	80,839	364,714	9,993	—	455,546

Total Current Liabilities	1,500,147	(1,052,100)	292,077	—	740,124
Long-Term Debt	258,666	223,094	10,985	—	492,745

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,252,115	—	—	2,252,115
Pneumoconiosis Benefits	—	184,424	—	—	184,424
Mine Closing	—	379,153	10,743	—	389,896
Workers’ Compensation	—	121,337	—	—	121,337
Deferred Revenue	—	13,106	—	—	13,106
Salary Retirement	113,944	—	—	—	113,944
Reclamation	—	8,728	17,733	—	26,461
Other	32,996	75,357	19,017	—	127,370

Total Deferred Credits and Other Liabilities	146,940	3,034,220	47,493	—	3,228,653
Minority Interest	—	135,659	—	—	135,659
Stockholders’ Equity	1,066,151	3,388,873	20,537	(3,409,410)	1,066,151

Total Liabilities and Stockholders’ Equity	$2,971,904	$5,729,746	$371,092	$(3,409,410)	$5,663,332

Cash Flow for the Three Months Ended March 31, 2007:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used in) Operating Activities	$21,523	$161,922	$(78)	$—	$183,367

Cash Flows from Investing Activities:
Capital Expenditures	$(3,867)	$(142,068)	$(218)	$—	$(146,153)
Investment in Equity Affiliates	—	(1,802)	—	—	(1,802)
Other Investing Activities	—	(331)	—	—	(331)

Net Cash Used in Investing Activities	$(3,867)	$(144,201)	$(218)	$—	$(148,286)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	$(25,618)	$—	$—	$—	$(25,618)
Tax Benefit from Stock-Based Compensation	911	—	—	—	911
Dividends Paid	(12,775)	—	—	—	(12,775)
Other Financing Activities	1,118	(4,038)	(500)	—	(3,420)

Net Cash Used in Financing Activities	$(36,364)	$(4,038)	$(500)	$—	$(40,902)

Cash Flow for the Three Months Ended March 31, 2006:

	Parent	Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(26,808)	$176,227	$3,057	$—	$152,476

Cash Flows from Investing Activities:
Capital Expenditures	$(2,120)	$(139,874)	$(3,108)	$—	$(145,102)
Acquisition of Mon River Towing and J.A.R. Barge Lines	—	(24,750)	—	—	(24,750)
Investment in Equity Affiliates	—	225	—	—	225
Other Investing Activities	—	34,119	—	—	34,119

Net Cash Used in Investing Activities	$(2,120)	$(130,280)	$(3,108)	$—	$(135,508)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	$(77,103)	$—	$—	$—	$(77,103)
Tax Benefit from Stock-Based Compensation	31,220	—	—	—	31,220
Dividends Paid	(12,948)	—	—	—	(12,948)
Other Financing Activities	4,400	(140)	—	—	4,260

Net Cash Financing Activities	$(54,431)	$(140)	$—	$—	$(54,571)

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits all entities to choose to measure certain eligible assets and liabilities at fair value and would enable entities to mitigate volatility in earnings caused by measuring related assets and liabilities differently. The Statement attempts to improve financial reporting as it establishes presentation and disclosure requirements specific to the fair value method. The required disclosures are aimed at enhancing the comparability of financial information between entities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is permitted provided the entity also elects to apply the provisions of SFAS 157. We do not expect this guidance to have a significant impact on CONSOL Energy.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. CONSOL Energy adopted SFAS 158 for its December 31, 2006 year-end. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy in its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had net income of $113 million for the three months ended March 31, 2007 compared to $135 million in the 2006 period. Net income for the 2007 period declined in comparison to the 2006 period primarily due to lower average gas prices and lower coal volumes sold. Additionally, earnings before income tax in the 2006 period included $21 million of insurance proceeds received for the Buchanan Mine skip hoist incident that occurred on September 16, 2005. Lower average gas prices were the result of the majority of gas sales being exposed to market prices which were lower in the 2007 period compared to the 2006 period. Lower coal volumes sold were attributable to the softening of the Central Appalachian market. These decreases were offset, in part, by a settlement with the Combined Fund. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Fund. Total pre-tax income, including interest, recognized related to the settlement was approximately $33.1 million.

CONSOL Energy adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3.2 million in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

Total coal sales for the three months ended March 31, 2007 were 17.1 million tons, of which 17.0 million tons were produced by CONSOL Energy operations, our equity affiliates, consolidated variable interest entities, or sold from inventory of company produced coal. This compares with total coal sales of 18.2 million tons for the three months ended March 31, 2006, of which 17.8 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company-produced coal. Sales of company produced coal decreased in the 2007 period primarily due to the soft market conditions in Central Appalachia. Company produced coal production was 17.8 million tons in the 2007 period compared to 18.2 million tons in the 2006 period. The 2007 period production was lower primarily due to the idling of Shoemaker and VP #8 mines in the Spring of 2006.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 5.1% to 14.3 billion cubic feet in the 2007 period compared with 13.6 billion cubic feet in the 2006 period. Sales volumes in the 2007 period increased as a result of additional wells coming online from our on-going drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates decreased 7.7% to $7.05 per thousand cubic feet in the 2007 period compared with $7.64 per thousand cubic feet in the 2006 period. The decrease in average sales price was a result of CNX Gas, an 81.5% owned subsidiary, exposing a larger portion of sales volumes to prevailing market prices in the current period compared to the prior period, where a larger portion of production was locked in at lower prices than the current period market prices.

In February 2007, CONSOL Energy announced that it had formed an alliance with Headwaters Incorporated to explore the development of coal-based liquid fuels refineries utilizing CONSOL Energy’s eastern and western coal reserves. Under the agreement, CONSOL Energy and Headwaters will work together to perform preliminary engineering, environmental and marketing activities related to potential development of several CONSOL Energy sites. These activities would support the construction of one or more coal-based facilities to produce ultra clean liquid transportation fuels such as diesel, gasoline, liquefied petroleum gas, and jet fuel. The facilities will be carbon dioxide capture-ready and also may produce certain petrochemical feed stocks.

In December 2006, the Surface Mining Act was amended. The Surface Mining Act amendments have several impacts on CONSOL Energy, including: the reduction over time in the production tax paid to fund the reclamation of abandoned mining sites; and the assumption of responsibility by the federal government by 2011 for so-called “orphan miners” who receive retirement benefits from several multi-employer funds into which CONSOL Energy contributes.

At March 31, 2007, approximately 39% of CONSOL Energy’s workforce was represented by the UMWA. A five-year labor agreement was reached in December 2006 and is effective from January 1, 2007 through December 31, 2011. This agreement replaced the National Bituminous Coal Wage Agreement of 2002.

Mine accidents involving multiple fatalities occurred during the calendar year of 2006 in West Virginia at mines operated by other coal companies. These accidents continue to attract widespread public attention and have resulted in both federal government and some state government changes to statutory and regulatory control of mine safety, particularly for underground mines. Because nearly all of our mines are underground, these legislative and regulatory changes could affect our performance.

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; providing breathable air for all underground miners for 96 hours; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the installation, in some states of rescue chambers, structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible; the possible reconstruction of seals in worked-out areas of mines; and additional training and testing requirements that created the need to hire additional employees.

In reviewing actions taken to date, we estimate that implementation of these new requirements could cost $25 million to $37 million during the period from 2006 until the end of 2009. The actual costs will depend primarily on: the number of additional SCSR oxygen units purchased; the design requirements as well as the extent of deployment of rescue chambers; final guidelines regarding sealed areas; final interpretation of other regulatory requirements; and final approval of mine-by-mine implementation plans. Nearly half the estimated additional costs are related to the purchase of additional SCSR oxygen units.

We did incur costs related to these regulatory requirements during the reporting period. We have reviewed our coal sales agreements to determine the degree to which costs related to these regulatory requirements may be passed through to customers. While the amount will vary by contract, we have begun billing the cost of implementation to customers in most of our existing sales agreements. Responses from customers have varied.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Net Income

Net income changed primarily due to the following items (table in millions):

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$681	$721	$(40)	(5.5)%
Produced Gas Sales	99	102	(3)	(2.9)%
Gas Royalty Interest	12	16	(4)	(25.0)%
Purchased Gas Sales	1	22	(21)	(95.5)%
Other Sales and Other Income	122	125	(3)	(2.4)%

Total Revenue and Other Income	915	986	(71)	(7.2)%
Coal Cost of Goods Sold—Produced and Purchased	394	437	(43)	(9.8)%
Produced Gas Cost of Goods Sold	31	22	9	40.9%
Gas Royalty Interest Costs of Goods Sold	11	13	(2)	(15.4)%
Purchased Gas Cost of Goods Sold	1	23	(22)	(95.7)%
Other Cost of Goods Sold	94	76	18	23.7%

Total Cost of Goods Sold	531	571	(40)	(7.0)%
Other	222	207	15	7.2%

Total Costs	753	778	(25)	(3.2)%

Earnings Before Income Taxes and Minority Interest	162	208	(46)	(22.1)%
Income Tax Expense	43	65	(22)	(33.8)%

Earnings Before Minority Interest	119	143	(24)	(16.8)%
Minority Interest	(6)	(8)	2	25.0%

Net Income	$113	$135	$(22)	(16.3)%

CONSOL Energy had net income of $113 million for the three months ended March 31, 2007 compared to $135 million in the 2006 period. Net income for the 2007 period declined in comparison to the 2006 period primarily due to lower average gas prices and lower coal volumes sold. Additionally, earnings before income tax in the 2006 period included $21 million of insurance proceeds received for the Buchanan Mine skip hoist incident that occurred on September 16, 2005. Lower average gas prices were the result of the majority of gas sales being exposed to market prices which were lower in the 2007 period compared to the 2006 period. Lower coal volumes sold were attributable to the softening of the Central Appalachian market. These decreases were offset, in part, by a settlement with the Combined Fund. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Fund. Total pre-tax income, including interest, recognized related to the settlement was approximately $33.1 million.

Revenue

Revenue and other income decreased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$676	$698	$(22)	(3.2)%
Purchased Coal	5	23	(18)	(78.3)%
Produced Gas	99	102	(3)	(2.9)%
Industrial Supplies	31	30	1	3.3%
Other	22	16	6	37.5%

Total Sales—Outside	833	869	(36)	(4.1)%
Gas Royalty Interest	12	16	(4)	(25.0)%
Purchased Gas	1	22	(21)	(95.5)%
Freight Revenue	44	37	7	18.9%
Other Income	25	42	(17)	(40.5)%

Total Revenue and Other Income	$915	$986	$(71)	(7.2)%

The decrease in company produced coal sales revenue during the 2007 period was due mainly to the decrease in tons sold.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.0	17.8	(0.8)	(4.5)%
Average Sales Price Per Ton	$39.68	$39.32	$0.36	0.9%

Sales of company produced coal decreased due to the soft market conditions for Central Appalachian coal. The increase in average sales price primarily reflects a change in regional sales mix in the period-to-period comparison.

Purchased coal sales consist of revenues from processing third party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from a third party and sold directly to our customer and revenues from processing third party coal in our preparation plants. The decrease of $18 million in company-purchased coal sales revenue was primarily due to lower sales volumes resulting from soft market conditions in Central Appalachia.

The decrease in produced gas sales revenue in the 2007 period compared to the 2006 period was primarily due to a lower average sales price per thousand cubic feet sold, partially offset by increased sales volumes.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.1	13.4	0.7	5.2%
Average Sales Price Per thousand cubic feet	$7.04	$7.62	$(0.58)	(7.6)%

The decrease in average sales price was the result of the majority of our sales being exposed to market prices which were lower in the 2007 period as compared to the 2006 period. However, we periodically enter into various gas swap transactions that qualify as financial cash flow hedges for terms varying in length. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended March 31, 2007, these financial hedges represented approximately 3.2 Bcf of gas sales volumes at an average price of $7.89 per Mcf, compared to approximately 3.7 Bcf at an average price of $6.88 per Mcf for the three months ended March 31, 2006. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

The $1 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and higher average sales prices.

The $6 million increase in other sales was primarily attributable to a $3 million increase in revenues from river barge towing primarily due to increased volumes delivered in the 2007 period compared to the 2006 period. Also, increased throughput tons at our Baltimore terminal facility resulted in an additional $3 million of revenue in the 2007 period.

	2007 Period	2006 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.8	1.8	—	—%
Average Sales Price Per Thousand Cubic Feet	$6.62	$8.61	$(1.99)	(23.1)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decreased average sales price was a result of the majority of CNX Gas sales being exposed to market prices, which were lower in the 2007 period compared to the 2006 period.

	2007 Period	2006 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.2	2.5	(2.3)	(92.0)%
Average Sales Price Per thousand cubic feet	$7.14	$8.99	$(1.85)	(20.6)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. These contracts expired after the 2006 period.

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

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Business Interruption Proceeds	$—	$21	$(21)	(100.0)%
Royalty Income	3	8	(5)	(62.5)%
Interest Income	6	4	2	50.0%
Gain on Sale of Assets	4	1	3	300.0%
Litigation Settlement	5	—	5	100.0%
Other miscellaneous	7	8	(1)	(12.5)%

Total other income	$25	$42	$(17)	(40.5)%

Buchanan Mine experienced a problem with the mine’s skip hoist mechanism on September 16, 2005 which caused the mine to be idled. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. In the period ended March 31, 2006, CONSOL Energy received an advance from the insurance companies for business interruption claims resulting from this incident. The $21 million advance was recognized as other income in the 2006 period. A total of $41 million was received from the insurance companies throughout the year ended December 31, 2006. The insurance claim has been closed.

Royalty income decreased $5 million primarily due to third parties producing less tonnage from CONSOL Energy owned property in the period-to-period comparison as well as reduced sales prices. Royalty income received from third parties is calculated as a percentage of the third party sales price.

Interest income increased $2 million in the 2007 period primarily due to $3 million of interest earned on the Combined Fund settlement previously discussed in “Note 10—Commitments and Contingencies” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q. This increase was partially offset by reduced investment income due to lower cash balances in the period-to-period comparison.

Gain on sales of assets increased $3 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

A litigation settlement with a coal customer in the 2007 period resulted in an additional $5 million of income.

Other miscellaneous income decreased $1 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$384	$412	$(28)	(6.8)%
Purchased Coal	10	25	(15)	(60.0)%
Produced Gas	31	22	9	40.9%
Industrial Supplies	30	29	1	3.4%
Closed and Idle Mines	22	19	3	15.8%
Other	42	28	14	50.0%

Total Cost of Goods Sold and Other Charges	519	535	(16)	(3.0)%
Royalty Interest Gas	11	13	(2)	(15.4)%
Purchased Gas	1	23	(22)	(95.7)%

Total Cost of Goods Sold	$531	$571	$(40)	(7.0)%

Decreased cost of goods sold and other charges for company-produced coal was due mainly to lower sales volumes and a decrease in the average unit cost per ton sold.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.0	17.8	(0.8)	(4.5)%
Average Cost of Goods Sold and Other Charges Per Ton	$22.54	$23.20	$(0.66)	(2.8)%

Average costs of goods sold and other charges for produced coal decreased in the period-to-period comparison primarily due to income recorded as a result of the Combined Fund settlement. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.1 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal. Decreased costs also resulted from lower contract mining fees due to the idling of Miller Creek Contract Mine and reduced production at Mill Creek contract mines. These decreases were offset, in part, by higher health and retirement costs and higher subsidence costs. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007.

The contribution increase over the 2006 period was $3.50 per UMWA hour worked. Higher subsidence costs reflect higher costs related to the Pennsylvania Department of Environmental Protection regulation titled Surface Water Protection-Underground Bituminous Coal Mining Operation. The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. Additionally, supply costs per unit sold have increased, after the application of Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which required us to restate the 2006 period supply costs related to major maintenance activities. As a result of this restatement, the 2006 period supply costs were reduced by $14.7 million. The increase in supply cost per unit was primarily attributable to compliance with new federal and state regulations. These regulations require additional supplies of self-contained self rescuer devices and other safety items as previously discussed in the General section of Management’s Discussion and Analysis. These increases were offset, in part, by the idling of higher cost operations. Costs of goods sold and other charges of produced coal also increased due to costs resulting from the acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization was $3.2 million, of which $2.4 million impacted costs of goods sold and other charges for produced coal.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $15 million in purchased coal cost of goods sold and other charges in the 2007 period was primarily due to lower volumes purchased resulting from soft market conditions in Central Appalachia.

Gas cost of goods sold and other charges increased due primarily to a 29.9% increase in unit costs of goods and other charges and a 5.2% increase in volumes of produced gas sold.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.1	13.4	0.7	5.2%
Average Cost Per Thousand Cubic Feet	$2.17	$1.67	$0.50	29.9%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased salary labor and related employee costs of $0.35 per thousand cubic feet due to the hiring of additional employees in the 2007 period. Unit costs also increased due to higher power costs. Power costs per unit were $0.11 per thousand cubic feet higher due to increased megawatt hour rates charged by the power companies in the 2007 period. Pipeline freeze up prevention costs increased $0.01 per thousand cubic feet in the 2007 period. Produced gas cost of goods sold per unit also increased by $0.08 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which were individually material. These increases in unit costs were offset, in part, by lower firm transportation costs per unit. Firm transportation costs per unit decreased $0.05 per thousand cubic feet in the period-to-period comparison. This improvement was due to the in-service of the Jewell Ridge Pipeline in October 2006.

Industrial supplies cost of goods sold increased $1 million primarily due to higher sales volumes and unit cost increases.

Closed and idle mine cost of goods sold and other charges increased approximately $3 million in the 2007 period compared to the 2006 period. This increase was primarily due to Shoemaker and VP #8 mines being idled in the Spring of 2006.

Miscellaneous cost of goods sold and other charges decreased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Stock-based compensation	$12	$3	$9	300.0%
Incentive compensation	11	7	4	57.1%
Miscellaneous transactions	19	18	1	5.6%

Total Miscellaneous Cost of Goods Sold and Other Charges	$42	$28	$14	50.0%

Stock-based compensation expense increased $9 million as a result of additional awards granted in the 2007 period. There were minimal stock-based compensation awards granted in the 2006 period.

Incentive compensation expense increased $4 million due to higher projected amounts expected to be paid to employees in the 2007 period compared to the projected amounts expected in the 2006 period. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Miscellaneous cost of goods sold and other charges increased $1 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

	2007 Period	2006 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.8	1.8	—	—%
Average Cost Per Thousand Cubic Feet	$5.78	$7.29	$(1.51)	(20.7)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CONSOL Energy on their behalf. The decrease in average cost per unit was the result of the majority of our sales being exposed to market prices, which were lower in the 2007 period as compared to the 2006 period.

	2007 Period	2006 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	0.2	2.5	(2.3)	(92.0)%
Average Cost Per Thousand Cubic Feet	$6.28	$9.16	$(2.88)	(31.4)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas costs and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. These contracts expired after the 2006 period.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Freight expense	$44	$37	$7	18.9%

Selling, general and administrative costs have increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Wages and salaries	$8	$8	$—	—%
Professional, consulting and other purchased services	9	5	4	80.0%
Advertising and promotion	1	—	1	100.0%
Other	8	7	1	14.3%

Total Selling, General and Administrative	$26	$20	$6	30.0%

Wages and salaries have remained consistent in the period-to-period comparison.

Costs of professional, consulting and other purchased services were higher in the 2007 period compared to the 2006 period primarily due to $3 million of additional costs related to CNX Gas being a separate publicly traded company, incurring increased costs related to a new computer system and legal fees associated with the CDX patent infringement case . Additionally, CONSOL Energy incurred $1 million of increased consulting fees related to various corporate initiatives.

Advertising and promotion expenses were $1 million higher in the 2007 period compared to the 2006 period due to an advertising campaign launched in the 2007 period. CONSOL Energy produced a television commercial as well as other advertising materials in the current period to raise corporate awareness and recruit the next generation of employees.

Other selling, general and administrative costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Coal	$60	$59	$1	1.7%
Gas:
Production	7	6	1	16.7%
Gathering	5	3	2	66.7%

Total Gas	12	9	3	33.3%
Other	5	4	1	25.0%

Total Depreciation, Depletion and Amortization	$77	$72	$5	6.9%

The increase in coal depreciation, depletion and amortization was primarily attributable to an increase in depreciation resulting from assets placed in service after the 2006 period. Assets placed in service after the 2006 period include various airshafts, longwall assets, haulage assets and various other projects completed at our mines. These increases were partially offset by a reduction in depletion expense due to depletion of economic reserves at VP#8 and Mahoning Valley mines.

The increase in gas production related depreciation, depletion and amortization was primarily due to an increase in units of production rates period-to-period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the capital lease effects of the Jewell Ridge lateral, which went into service in October 2006.

The $1 million increase in other depreciation, depletion and amortization was primarily attributable to additional amortization related to capitalized software placed in service after the 2006 period.

Interest expense increased in the 2007 period compared to the 2006 period due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Long-term secured notes	$8	8	$—	—
Capitalized lease	2	—	2	100.0%
Interest on unrecognized tax benefits	1	—	1	100.0%
Other	(4)	(2)	(2)	(100.0)%

Total Interest Expense	$7	$6	$1	16.7%

Interest on long-term debt remained consistent in the period-to-period comparison.

Capitalized lease interest expense relates to agreements that were entered into subsequent to the 2006 period. In conjunction with the completion of the Jewell Ridge lateral pipeline in October 2006, CNX Gas entered into a 15-year firm transportation agreement with ETNG, a subsidiary of Duke Energy. In April 2006, CONSOL Energy entered into an agreement for the acquisition of longwall equipment. These agreements were required to be treated as capital leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and accordingly incur interest expense each period.

CONSOL Energy began recording interest on unrecognized tax benefits as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48) in the 2007 period as previously discussed. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Other interest expense decreased due to higher amounts of interest capitalized in the 2007 period compared to the 2006 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2007 period related to development at the Shoemaker Mine and the overland belt and airshaft projects at the Robinson Run Mine.

Taxes other than income decreased primarily due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$40	$44	$(4)	(9.1)%
Gas	3	3	—	—%

Total Production Taxes	43	47	(4)	(8.5	) %
Other taxes:
Coal	20	21	(1)	(4.8)%
Gas	1	1	—	—%
Other	4	3	1	33.3%

Other	25	25	—	—%

Total Taxes Other Than Income	$68	$72	$(4)	(5.6)%

Decreased coal production taxes are primarily due to lower severance taxes, reclamation fee taxes and black lung excise taxes attributable to decreased production. These improvements were offset, in part, by higher production taxes due to the $0.36 increase in the average sales price for produced coal.

Gas production taxes remained consistent in the period-to-period comparison.

Other coal and other taxes have changed due to various transactions that have occurred throughout both periods, none of which were individually material. Other gas taxes have remained consistent in the period-to-period comparison.

	2007 Period	2006 Period	Variance	Percentage Change
Earnings Before Income Taxes	$162	$208	$(46)	(22.1)%
Tax Expense	$43	$65	$(22)	(33.8)%
Effective Income Tax Rate	26.5%	31.2%	(4.7%)

CONSOL Energy’s effective tax is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $750 million revolving credit facility which expires in 2010. The facility is collateralized by liens on substantially all of the assets of CONSOL Energy and our wholly-owned subsidiaries. Collateral is shared equally and ratably with the holders of CONSOL Energy’s 7.875% bonds that mature in 2012 and CONSOL Energy’s subsidiary’s 8.25% medium-term notes maturing in 2007. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation and amortization (EBITDA). Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock and merge with another corporation. The facility includes a leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. This ratio was 0.62 to 1.00 at March 31, 2007. The facility also includes an interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. This ratio was 15.87 to 1.00 at March 31, 2007. At March 31, 2007, this facility had approximately $276 million letters of credit issued and had no outstanding borrowings, leaving approximately $474 million of unused capacity.

Letters of credit issued have decreased by approximately $117 million at March 31, 2007 compared to December 31, 2006. This decrease was primarily due to a reduction of $118 million to the financial security required by the 1992 Fund. The reduction of security was due to the legislative change that The Surface Mining Control and Reclamation Act Amendments of 2006 provides. The new legislation requires certain annual transfers to be made from the Abandoned Mine Land (AML) program to the Combined Fund, 1992 Fund and the 1993 Fund. The current law was amended so that after a phase-in period, the new legislation removes the annual cap on the amount of interest to be transferred and requires annual transfers of AML Fund interest to the Combined Benefit Fund, 1992 Fund and 1993 Fund to pay the health care benefits of retirees whose employers have gone out of business. Previous to the legislative change, benefits of retirees whose employers have gone out of business have been paid by the surviving companies participating in the funds. Because this funding requirement will be eliminated after the phase in period, security required by the funds has been reduced.

On October 7, 2005, CNX Gas, an 81.5% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was met at March 31, 2007. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was met at March 31, 2007. At March 31, 2007, this facility had approximately $17 million letters of credit issued and had no outstanding borrowings, leaving approximately $183 million of unused capacity. As a result of entering into the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005 are also guarantors of CONSOL Energy’s 7.875% bonds.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $125.0 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. The receivables facility expires in April 2007. We expect this facility to be renewed during the second quarter of 2007. No accounts receivable were removed from the consolidated balance sheet related to this facility during the three months ended March 31, 2007 as all eligible accounts receivables have been retained.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net loss of $10.1 million (net of $6.4 million of deferred tax) at March 31, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months ended March 31, 2007 and 2006.

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

Cash Flows (in millions)

	2007	2006	Change
Cash flows from operating activities	$183	$152	$31
Cash used in investing activities	$(148)	$(136)	$(12)
Cash used in financing activities	$(41)	$(55)	$14

Cash flows from operating activities have increased primarily due to the following items:

•	Operating cash flows fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

•

Operating cash flows were lower by approximately $21 million due to decreased net income in the 2007 period as previously discussed in Item 2, Management’s Discussion and Analysis, section of this Form 10-Q.

•

Operating cash flows were lower by approximately $7 million due to coal inventories. Coal inventories increased 0.8 million tons in the three months ended March 31, 2007 compared to an increase of 0.4 million tons in the three months ended March 31, 2006.

Net cash used in investing activities changed primarily due to the following items:

•	Capital expenditures remained consistent at $146 million in the 2007 period compared to $145 million in the 2006 period.

•	In January 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group for a cash payment of approximately $25 million.

•

Proceeds from the sale of assets were $4 million in the 2007 period compared to $37 million in the 2006 period. Proceeds in the 2007 period are primarily related to a sale of coal lands. Proceeds in the 2006 period were primarily due to the sale and subsequent lease back of longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized. Both periods also include proceeds related to the sale of various properties held by CONSOL Energy.

Net cash used in financing activities changed primarily due to the following items:

•

In the 2007 period, approximately $26 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. As of March 31, 2007, we have repurchased 4,244,800 shares at an average price of $33.44 under this program. In the 2006 period, approximately $77 million of CONSOL Energy stock was repurchased.

•

$1 million of stock was issued in the three months ended March 31, 2007 compared to $4 million issued in the three months ended March 31, 2006. Stock issuances in both periods were a result of stock option exercises.

•	In the 2007 period, approximately $4 million of payments were made on capitalized leases.

•

In the 2007 period, $1 million of cash was retained, compared to $31 million in the 2006 period, as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in the cost of goods sold on the financial statements.

The following is a summary of our significant contractual obligations at March 31, 2007 (in thousands):

Payments due by Year

	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$—	$—	$—	$—	$—
Gas Firm Transportation Obligation	7,387	14,585	11,767	20,327	54,066
Purchase Order Firm Commitments	9,684	—	—	—	9,684
Long-Term Debt	50,404	9,658	361,542	21,758	443,362
Capital Lease Obligations (a)	9,537	21,090	15,161	50,589	96,377
Operating Lease Obligations	38,398	71,320	35,555	127,776	273,049
Other Long-Term Liabilities (b)	294,503	522,500	508,628	2,160,174	3,485,805

Total Contractual Obligations (c)	$409,913	$639,153	$932,653	$2,380,624	$4,362,343

(a)

In conjunction with the completion of the Jewell Ridge lateral pipeline in October 2006, CNX Gas entered into a 15-year firm transportation agreement with ETNG, a subsidiary of Duke Energy, at pre-determined fixed rates. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets.
(b)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.
(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At March 31, 2007, CONSOL Energy had total long-term debt of $548 million outstanding, including current portion of long-term debt of $60 million. This long-term debt consisted of:

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

•

An aggregate principal amount of $13 million on a variable rate note that bears interest at the prime rate, or 8.25% at March 31, 2007. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•	An aggregate principal amount of $106 million of capital leases with an interest rate of 7.08% per annum.

At March 31, 2007, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $276 million of letters of credit outstanding under the revolving credit facility.

At March 31, 2007, CNX Gas, an 81.5% subsidiary, had no aggregate principal amounts of borrowings and approximately $17 million of letters of credit outstanding under its revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,142 million at March 31, 2007 and $1,066 million at December 31, 2006. The increase was primarily attributable to net income for the three months ended March 31, 2007 and the amortization of unearned compensation associated with stock-based compensation awards. This increase was partially offset by repurchases under the CONSOL Energy share repurchase program, payment of dividends during the three months ended March 31, 2007, decreases in comprehensive income that have been recognized related to various cash flow hedges and the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48). See Consolidated Statements of Stockholders’ Equity.

In December 2005, CONSOL Energy announced that we would begin a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. As of March 31, 2007, we have repurchased 4,244,800 shares at an average price of $33.44 under this program.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
April 27, 2007	$0.07	May 8, 2007	May 29, 2007
January 26, 2007	$0.07	February 8, 2007	February 23, 2007

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s board of directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the board of directors deems relevant. Our credit facility limits our ability to pay dividends over $0.56 per share annually if our leverage ratio covenant is 1.00 to 1.00 or less. The leverage ratio was 0.62 to 1.00 at March 31, 2007. The credit facility does not permit dividend payments in the event of default. There were no defaults in the three months ended March 31, 2007.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits all entities to choose to measure certain eligible assets and liabilities at fair value and would enable entities to mitigate volatility in earnings caused by measuring related assets and liabilities differently. The Statement attempts to improve financial reporting as it establishes presentation and disclosure requirements specific to the fair value method. The required disclosures are aimed at enhancing the comparability of financial information between entities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is permitted provided the entity also elects to apply the provisions of SFAS 157. We do not expect this guidance to have a significant impact on CONSOL Energy.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. CONSOL Energy adopted SFAS 158 for its December 31, 2006 year-end. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy in its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30.

Forward-Looking Statements

We are including the following cautionary statement in this document to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, various statements in this document, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “would,” “will,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices.

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

CONSOL Energy has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base. All of the derivative instruments without other risk assessment procedures are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility and cover underlying exposures. CONSOL Energy’s market risk strategy incorporates fundamental risk management tools to assess market price risk and establish a framework in which management can maintain a portfolio of transactions within pre-defined risk parameters.

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report Form 10-K for the year ended December 31, 2006.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2007 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2007 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price Increase of:

	10%	25%
	(in millions)
Natural Gas (a)	$17.4	$41.0

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2007 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a net loss of $10.1 million (net of $6.4 million of deferred tax) at March 31, 2007. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2007, CONSOL Energy had $536 million aggregate principal amount of debt outstanding under fixed-rate instruments and $12 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings outstanding at March 31, 2007. Due to the level of borrowings against this facility in the three months ended March 31, 2007, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2007 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through thirteenth paragraphs of Note 10—Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (2)
As of December 31, 2006	3,514,800	$33.11	3,514,800	$183,640

January 1 through January 31, 2007	90,000	$33.92	90,000	$180,587
February 1 through February 28, 2007	430,000	$35.11	430,000	$165,490
March 1 through March 31, 2007	210,000	$35.43	210,000	$158,051

January through March Total	730,000	$35.05	730,000	$158,051

Total	4,244,800	$33.44	4,244,800	$158,051

(1)	On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007.
(2)	Management cannot estimate the number of shares that will be repurchased in the next twelve months because the purchases are made based on company outlook, business condition and current investment opportunity.

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

4.9	Supplemental Indenture No. 7 dated as of March 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: April 30, 2007

	By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ WILLIAM J. LYONS
William J. Lyons,
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

4.9	Supplemental Indenture No. 7 dated as of March 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.