Form 10-Q
period 2007-06-30
CONSOL ENERGY INC
filed 2007-08-01
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 20, 2007
Common stock, $0.01 par value	182,409,940

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales—Outside	$879,300	$824,234	$1,712,427	$1,693,251
Sales—Gas Royalty Interests	14,484	12,686	26,666	28,493
Sales—Purchased Gas	1,317	9,778	2,476	32,130
Freight—Outside	43,667	37,689	87,300	74,768
Other Income	121,230	47,876	146,314	89,509

Total Revenue and Other Income	1,059,998	932,263	1,975,183	1,918,151
Cost of Goods Sold and Other
Operating Charges (exclusive of depreciation, depletion and amortization shown below)	591,157	537,393	1,110,406	1,072,325
Gas Royalty Interests’ Costs	12,500	10,235	23,138	23,619
Purchased Gas Costs	1,473	9,986	2,492	32,751
Freight Expense	43,667	37,689	87,300	74,768
Selling, General and Administrative Expense	26,539	21,911	52,548	41,991
Depreciation, Depletion and Amortization	75,689	74,448	152,478	146,264
Interest Expense	6,174	6,253	13,437	12,106
Taxes Other Than Income	62,474	66,156	130,752	138,156

Total Costs	819,673	764,071	1,572,551	1,541,980

Earnings Before Income Taxes and Minority Interest	240,325	168,192	402,632	376,171
Income Taxes	79,524	50,632	122,458	115,359

Earnings Before Minority Interest	160,801	117,560	280,174	260,812
Minority Interest	(7,684)	(7,066)	(13,795)	(15,562)

Net Income	$153,117	$110,494	$266,379	$245,250

Basic Earnings Per Share	$0.84	$0.60	$1.46	$1.33

Dilutive Earnings Per Share	$0.83	$0.59	$1.44	$1.32

Weighted Average Number of Common Shares Outstanding:
Basic	182,195,390	183,286,425	182,282,857	183,775,190

Dilutive	185,000,122	185,820,234	184,788,415	186,156,863

Dividends Paid Per Share	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$306,505	$223,883
Accounts and Notes Receivable:
Trade	293,648	303,175
Other Receivables	47,358	51,890
Inventories	164,305	149,307
Deferred Income Taxes	123,292	117,231
Recoverable Income Taxes	—	1,278
Prepaid Expenses	50,423	67,732

Total Current Assets	985,531	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	8,152,659	7,849,936
Less—Accumulated Depreciation, Depletion and Amortization	3,901,792	3,809,649

Total Property, Plant and Equipment—Net	4,250,867	4,040,287
Other Assets:
Deferred Income Taxes	487,339	507,996
Investment in Affiliates	89,192	84,219
Other	99,816	116,334

Total Other Assets	676,347	708,549

TOTAL ASSETS	$5,912,745	$5,663,332

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$173,248	$225,060
Current Portion of Long-Term Debt	14,923	59,518
Accrued Income Taxes	20,071	—
Other Accrued Liabilities	470,912	455,546

Total Current Liabilities	679,154	740,124
Long-Term Debt:
Long-Term Debt	397,415	391,983
Capital Lease Obligations	95,860	100,762

Total Long-Term Debt	493,275	492,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,256,213	2,252,115
Pneumoconiosis Benefits	188,940	184,424
Mine Closing	391,330	389,896
Workers’ Compensation	133,000	121,337
Deferred Revenue	6,022	13,106
Salary Retirement	114,292	113,944
Reclamation	28,235	26,461
Other	169,361	127,370

Total Deferred Credits and Other Liabilities	3,287,393	3,228,653
Minority Interest	150,962	135,659

Total Liabilities and Minority Interest	4,610,784	4,597,181
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 185,126,526 Issued and 182,323,255 Outstanding at June 30, 2007; 185,126,526 Issued and 182,654,629 Outstanding at December 31, 2006	1,851	1,851
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	941,656	921,881
Retained Earnings	829,886	600,541
Other Comprehensive Loss	(376,868)	(375,717)
Common Stock in Treasury, at Cost—2,803,271 Shares at June 30, 2007 and 2,471,897 Shares at December 31, 2006	(94,564)	(82,405)

Total Stockholders’ Equity	1,301,961	1,066,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,912,745	$5,663,332

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance—December 31, 2006	$1,851	$921,881	$600,541	$(375,717)	$(82,405)	$1,066,151

(Unaudited)
Net Income	—	—	266,379	—	—	266,379
Treasury Rate Lock (Net of $26 tax)	—	—	—	(41)	—	(41)
Amortization of Prior Service Costs and Actuarial Gains (Loss) (Net of $906 tax)	—	—	—	(1,818)	—	(1,818)
Pension Settlement Accounting (Net of $1,062 tax)	—	—	—	2,132	—	2,132
Minority Interest in Other Comprehensive Income and Stock-based Compensation of Gas	—	—	—	263	—	263
Gas Cash Flow Hedge (Net of $1,399 tax)	—	—	—	(1,326)	—	(1,326)
FAS 158 Long-Term Liability Deferred Tax Adjustments	—	—	—	(361)	—	(361)

Comprehensive Income (Loss)	—	—	266,379	(1,151)	—	265,228
Cumulative Effect of FASB Interpretation No. 48 Adoption	—	—	(3,202)	—	—	(3,202)
Issuance of Treasury Stock	—	—	(8,306)	—	13,459	5,153
Purchases of Treasury Stock	—	—	—	—	(25,618)	(25,618)
Tax Benefit from Stock-Based Compensation	—	4,643	—	—	—	4,643
Amortization of Stock-Based Compensation Awards	—	15,132	—	—	—	15,132
Dividends ($0.14 per share)	—	—	(25,526)	—	—	(25,526)

Balance—June 30, 2007	$1,851	$941,656	$829,886	$(376,868)	$(94,564)	$1,301,961

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net Income	$266,379	$245,250
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	152,478	146,264
Stock-based Compensation	16,717	6,259
Gain on the Sale of Assets	(106,541)	(3,112)
Change in Minority Interest	13,795	15,562
Amortization of Mineral Leases	3,465	3,397
Deferred Income Taxes	57,034	17,293
Equity in Earnings of Affiliates	(2,733)	(719)
Changes in Operating Assets:
Accounts and Notes Receivable	14,059	(8,156)
Inventories	(14,998)	(43,097)
Prepaid Expenses	11,542	(436)
Changes in Other Assets	16,518	(2,019)
Changes in Operating Liabilities:
Accounts Payable	(39,195)	(51,097)
Other Operating Liabilities	36,107	(33,614)
Changes in Other Liabilities	29,078	51,081
Other	765	6,228

Net Cash Provided by Operating Activities	454,470	349,084

Investing Activities:
Capital Expenditures	(335,748)	(319,134)
Additions to Mineral Leases	(8,851)	(4,190)
Net Investment in Equity Affiliates	(2,240)	103
Proceeds from Sales of Assets	61,055	39,374

Net Cash Used in Investing Activities	(285,784)	(283,847)

Financing Activities:
Proceeds from (Payments on) Miscellaneous Borrowings	284	(83)
Payments on Long Term Notes	(45,000)	—
Tax Benefit from Stock-Based Compensation	4,643	35,796
Dividends Paid	(25,526)	(25,784)
Issuance of Treasury Stock	5,153	11,730
Purchases of Treasury Stock	(25,618)	(83,631)
Stock Options Exercised	—	1,362

Net Cash Used in Financing Activities	(86,064)	(60,610)

Net Increase in Cash and Cash Equivalents	82,622	4,627
Cash and Cash Equivalents at Beginning of Period	223,883	340,640

Cash and Cash Equivalents at End of Period	$306,505	$345,267

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for future periods.

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

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principles Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 has been applied to the three and six month periods ended June 30, 2007 using the direct expense method of accounting for planned major maintenance activities. The guidance in FSP AUG AIR-1 also requires this approach to be applied retrospectively for all financial statements presented, unless it is impracticable to do so. Accordingly, we have reflected these adjustments in the financial statements presented. The following represents the changes that were made from the previously reported June 30, 2006 financial information:

	For the Three Months Ended June 30, 2006			For the Six Months Ended June 30, 2006
	As Previously Presented	Adjustment	Restated Amounts	As Previously Presented	Adjustment	Restated Amounts
Income Statement Changes:
Cost of Goods Sold and Other Operating Charges	$543,938	$(6,545)	$537,393	$1,093,520	$(21,195)	$1,072,325
Total Costs	$770,616	$(6,545)	$764,071	$1,563,175	$(21,195)	$1,541,980
Earnings Before Income Taxes and Minority Interest	$161,647	$6,545	$168,192	$354,976	$21,195	$376,171
Income Taxes	$48,647	$1,985	$50,632	$109,034	$6,325	$115,359
Earnings Before Minority Interest	$113,000	$4,560	$117,560	$245,942	$14,870	$260,812
Net Income	$105,934	$4,560	$110,494	$230,380	$14,870	$245,250
Earnings Per Share:
Basic	$0.58	$0.02	$0.60	$1.25	$0.08	$1.33
Dilutive	$0.57	$0.02	$0.59	$1.24	$0.08	$1.32

				At June 30, 2006
Balance Sheet Changes:
Deferred Income Taxes Current				$144,914	$183	$145,097
Total Current Assets				$1,034,843	$183	$1,035,026
Deferred Income Taxes Long-Term				$336,144	$(2,799)	$333,345
Total Other Assets				$526,394	$(2,799)	$523,595
Total Assets				$5,287,624	$(2,616)	$5,285,008
Accrued Income Taxes				$24,206	$3,708	$27,914
Other Accrued Liabilities				$566,531	$(21,194)	$545,337
Total Current Liabilities				$795,177	$(17,486)	$777,691
Total Liabilities and Minority Interests				$4,068,562	$(17,486)	$4,051,076
Retained Earnings				$454,907	$14,870	$469,777
Total Stockholders’ Equity				$1,219,062	$14,870	$1,233,932

Although this guidance affects the 2006 interim financial results of CONSOL Energy, it will not affect the 2006 annual financial results. The adjustments did not change previously reported June 30, 2006 net cash provided by or used in operating, investing or financing activities on the Consolidated Statement of Cash Flows.

Certain reclassifications of 2006 data have been made to conform to the six months ended June 30, 2007 classifications. The reclassifications include the netting of firm transportation obligations previously reported in prepaid expenses and other accrued liabilities.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 137,963 shares and 1,179,871 shares of common stock were outstanding for the three and six month periods ended June 30, 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 740,916 shares and 751,654 shares of common stock were outstanding for the three and six month periods ended June 30, 2006, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$153,117	$110,494	$266,379	$245,250

Average shares of common stock outstanding:
Basic	182,195,390	183,286,425	182,282,857	183,775,190
Effect of stock options	2,804,732	2,533,809	2,505,558	2,381,673

Dilutive	185,000,122	185,820,234	184,788,415	186,156,863

Earnings per share:
Basic	$0.84	$0.60	$1.46	$1.33

Dilutive	$0.83	$0.59	$1.44	$1.32

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia with Peabody Energy for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153 resulting in a pre-tax gain of $50,060.

In June 2007, CONSOL Energy, through a subsidiary, acquired certain coalbed methane and gas rights from Peabody Energy for a cash payment of $15,000 plus approximately $1,500 of various other acquisition costs.

In June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53,309. This transaction resulted in a pre-tax gain of $49,868.

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

In January 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group for a cash payment of $24,750. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal annually. Mon River Towing transports coal, limestone and other bulk commodities to various locations along the navigable rivers of Pennsylvania, Ohio, West Virginia and Kentucky. J.A.R. Barge Lines, LLC charters motor vessels and barges to other river transportation firms along the inland waterways.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and six months ended June 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$2,754	$3,951	$5,507	$7,903	$2,747	$2,523	$5,494	$5,046
Interest cost	7,139	7,061	14,277	14,123	34,791	32,416	69,582	64,833
Expected return on plan assets	(7,624)	(6,531)	(15,248)	(13,062)	—	—	—	—
Settlement loss	—	—	3,192	—	—	—	—	—
Amortization of prior service costs (credit)	(279)	(271)	(557)	(542)	(12,750)	(14,155)	(25,500)	(28,310)
Recognized net actuarial loss	3,122	4,171	6,244	8,342	15,307	16,077	30,615	32,152

Net periodic cost	$5,112	$8,381	$13,415	$16,764	$40,095	$36,861	$80,191	$73,721

Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. There was no settlement loss recognized in the three months ended June 30, 2007. CONSOL Energy recognized a settlement loss of $3,192 in the six months ended June 30, 2007. The settlement loss was included in costs of goods sold and other operating charges and selling, general and administrative expenses.

For the three month and six month periods ended June 30, 2007, $121 and $4,099 of pension benefits have been paid. CONSOL Energy presently anticipates contributing a total of $80,000 to the pension trust in 2007.

We do not expect to contribute to the other post employment benefit plan in 2007. We intend to pay benefit claims as they become due. For the three and six month periods ended June 30, 2007, $33,237 and $67,553 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1,412	$1,490	$2,822	$2,981	$7,414	$7,574	$14,829	$15,147
Interest cost	2,851	3,018	5,701	6,035	2,079	2,092	4,157	4,184
Amortization of actuarial gain	(5,776)	(5,462)	(11,550)	(10,925)	(988)	(692)	(1,976)	(1,384)
State administrative fees and insurance bond premiums	—	—	—	—	1,661	1,685	3,879	3,303
Legal and administrative costs	675	675	1,350	1,350	815	872	1,630	1,744

Net periodic (benefit) cost	$(838)	$(279)	$(1,677)	$(559)	$10,981	$11,531	$22,519	$22,994

CONSOL Energy does not expect to contribute to the CWP plan in 2007. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2007, $3,223 and $5,168 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2007. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2007, $9,845 and $20,478 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Six Months Ended June 30,
	2007		2006
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$140,921	35.0%	$131,660	35.0%
Excess tax depletion	(34,872)	(8.7)	(29,492)	(7.8)
Effect of domestic production activities deduction	(2,361)	(0.6)	(2,093)	(0.6)
Effect of medicare prescription drug, improvement and modernization act of 2003	878	0.2	1,063	0.3
Net effect of state tax	16,169	4.0	13,913	3.7
Other	1,723	0.5	308	0.1

Income Tax Expense / Effective Rate	$122,458	30.4%	$115,359	30.7%

The effective tax rate for the six months ended June 30, 2007 was calculated using the effective rate projection on recurring earnings and also includes tax expense related to certain discrete transactions. The effective tax rate for the six months ended June 30, 2006 was calculated using the effective rate projection on recurring earnings.

CONSOL adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits upon adoption, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. During the three months ended June 30, 2007, the Company recognized an increase of $1,000 in the liability for unrecognized tax benefits as a result of tax positions taken during the current period. The increase in the liability was accounted for as additional state income tax expense.

The total amount of unrecognized tax benefits as of June 30, 2007 and January 1, 2007 were $51,000 and $50,000 respectively. If these unrecognized tax benefits were recognized, $10,600 and $10,000, respectively would affect CONSOL’s effective income tax rate. Currently, we do not anticipate a significant change in this liability in the next twelve months.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U. S. federal, various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of CONSOL’s U.S. 2004 and 2005 income tax returns in 2006 that is anticipated to be completed by the end of 2008. As of June 30, 2007, the IRS has not proposed any significant adjustments relating to CONSOL Energy’s tax positions.

The IRS’ examination of the Company’s 2002 and 2003 tax returns has been substantially completed with one issue currently under review by the Appeals Division. Management is currently evaluating the merits of its position regarding the issue in dispute, and does not anticipate that the adjustment would result in a material change to its financial statements. However, the Company anticipates that it is reasonably possible that an additional payment of approximately $1,600 of interest related to the issue will be made by the end of 2007.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of June 30, 2007 and January 1, 2007 the Company had an accrued liability of $7,100 and $5,000 respectively for interest related to uncertain tax positions. The accrued interest liability includes approximately $2,100 that was recorded in the Company’s statement of operations for the six months ended June 30, 2007.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of June 30, 2007 and January 1, 2007, CONSOL had an accrued liability of approximately $1,200 for potential tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	June 30, 2007	December 31, 2006
Coal	$60,172	$51,238
Merchandise for resale	16,504	18,298
Supplies	87,629	79,771

Total Inventories	$164,305	$149,307

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION

In April 2007, CONSOL Energy and certain of our U.S. subsidiaries amended their existing trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The amended facility allows CONSOL Energy to receive on a revolving basis, up to $150,000, a $25,000 increase over the previous facility. The amended facility also allows for the issuance of letters of credit against the $150,000 capacity. At June 30, 2007, letters of credit outstanding against the facility were $127,271. At June 30, 2007, no accounts receivable were removed from the consolidated balance sheet because CNX Funding retained the total eligible accounts receivable.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $112 and $189 for the three and six months ended June 30, 2007, respectively. Costs associated with the receivables facility totaled $123 and $253 for the three and six months ended June 30, 2006, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012.

At June 30, 2007 and December 31, 2006, eligible accounts receivable totaled approximately $137,500 and $119,900, respectively. The subordinated retained interest approximated $137,500 and $119,900 at June 30, 2007 and December 31, 2006, respectively.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2007 were a discount rate of 5.66% and an estimated life of 31 days. At June 30, 2007 an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $67 and $134, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	June 30, 2007	December 31, 2006
Plant & equipment	$4,703,497	$4,548,030
Coal properties and surface lands	1,204,881	1,118,083
Airshafts	911,746	885,103
Mine development	513,884	488,808
Leased coal lands	457,337	451,585
Advance mining royalties	361,314	358,327

Total gross	8,152,659	7,849,936
Less: Accumulated depreciation, depletion and amortization	3,901,792	3,809,649

Total Net Property, Plant and Equipment	$4,250,867	$4,040,287

NOTE 9—DEBT:

On June 27, 2007, CONSOL Energy entered into an Amended and Restated five-year $1,000,000 senior secured credit facility, which replaces the $750,000 credit facility entered into on April 1, 2005. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 17.15 to 1.00 at June 30, 2007. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.25 to 1.00 at June 30, 2007. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At June 30, 2007, the $1,000,000 facility had no borrowings outstanding and $123,301 of letters of credit outstanding, leaving $876,699 of capacity available for borrowings and the issuance of letters of credit.

In October 2005, CNX Gas entered into a five-year $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was met at June 30, 2007. The facility also includes a minimum interest coverage ratio of no less than 3.0 to 1.0, measured quarterly. This ratio was met at June 30, 2007. At June 30, 2007, the CNX Gas credit agreement had no borrowings outstanding and $14,933 of letters of credit outstanding, leaving $185,067 of capacity available for borrowings and the issuance of letters of credit.

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

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three and six months ended June 30, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

In October 2005, CDX Gas, LLC (CDX) alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with them to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. We believe that approximately 35 of our producing wells to date could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574), seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a Court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the Court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled through August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward

Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. The current estimated cost of remedial action including payment of the EPA’s past and future cost is approximately $20,000. There was $448 of expense recognized in the three months ended June 30, 2007 and $1,420 reduction of expense recognized in the six months ended June 30, 2007 related to this matter. CONSOL Energy funded $2,503 in the year ended December 31, 2006 to an independent trust established for this remediation. The remaining liability of $3,898 is included in other accrued liabilities at June 30, 2007. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $3,420, of which $16 has been collected to date. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. CONSOL Energy had no additional funding to the independent trust in the six months ended June 30, 2007. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve to fifteen months. In addition, the EPA has advised the PRPs that it is investigating additional areas of potential contamination allegedly related to the Ward Transformer site. Currently, it is not probable that these additional areas will result in a liability.

On October 21, 2003 a complaint was filed in the United States District Court for the Western District of Pennsylvania on behalf of Seth Moorhead against CONSOL Energy, J. Brett Harvey and William J. Lyons. The complaint alleged, among other things, that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act and that during the period between January 24, 2002 and July 18, 2002 the defendants issued false and misleading statements to the public that failed to disclose or misrepresented the following, among other things that: (a) CONSOL utilized an aggressive approach regarding its spot market sales by reserving 20% of its production to that market, and that by increasing its exposure to the spot market, CONSOL Energy was subjecting itself to increased risk and uncertainty as the price and demand for coal could be volatile; (b) CONSOL Energy was experiencing difficulty selling the production that it had allocated to the spot market, and, nonetheless, CONSOL Energy maintained its production levels which caused its coal inventory to increase; (c) CONSOL Energy’s increasing coal inventory was causing its expenses to rise dramatically, thereby weakening its financial condition; (d) CONSOL Energy’s production problems and costs thereof were also weakening its financial condition; and (e) based on the foregoing, defendants’ positive statements regarding CONSOL Energy’s earnings and prospects were lacking in a reasonable basis at all times and therefore were materially false and misleading. The complaint asked the court to (1) award unspecified damages to plaintiff and (2) award plaintiff reasonable costs and expenses incurred in connection with this action, including counsel fees and expert fees. Notwithstanding the defendants’ belief that the lawsuit was meritless, defendants entered into an agreement to settle the case as a class action under terms which are not material to CONSOL Energy. The Court certified the case as a class action, approved the settlement and dismissed the case on May 14, 2007. The dismissal terminated the case.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the untreated water removed from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the "Yukon Action"). The action related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. Plaintiffs have amended the original complaint to assert additional damage claims of $3,252,000 against CCC and have added CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants asserting additional damage claims of $150,000 against those defendants. With respect to this action, we believe we had, and continue to have, the right to store water in these areas. The named defendants deny liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to these claims. However, it is reasonably possible that payments in the future, or the issuance of an injunction, with respect to the pending claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CCC has obtained revisions to its environmental permit from the Division of Mined Land Reclamation (“DMLR”) of the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3, and to permit it in the future to discharge mine water into the nearby Levisa River under controlled conditions. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia, Buchanan County, and others have requested the DMME to reconsider the permit revision issued by DMLR. Requests for temporary relief to prevent CCC from constructing and operating pursuant to the permit revisions pending a final hearing before the DMME have been rejected by the Director of DMME. The hearing to be conducted by the Director of the DMME through a Hearing Officer appointed by the Supreme Court of Virginia has been postponed indefinitely pending the outcome of an interlocutory appeal by Buchanan County to the Circuit Court of Buchanan County on procedural rulings rendered by the Director. In addition, the Virginia Marine Resources Commission (the “VMRC”) conducted a public hearing and issued a permit authorizing CCC to install a “diffuser” buried on the bottom of the Levisa River, which was the last permit required before the discharge could commence. The diffuser and related project elements have been constructed and no appeal was taken from the decision of the VMRC. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia seeking to enjoin DMLR and DMME from issuing the permit revisions, which were ultimately issued in September 2006 and are the subject of the administrative appeal to the Director of DMME described above. The Levisa Action plaintiff filed a nearly identical action. In addition, both the Levisa and Yukon Plaintiffs filed suits against DMME after the DMLR permit revisions were issued in September 2006, and after motions to dismiss were filed, the Plaintiffs’ actions were subsequently nonsuited. However, by letter of December 31, 2006 the plaintiffs in the Yukon action notified DMME that they will file a similar action challenging DMME’s issuance of the revised permit and the VP3 permit. CONSOL will likely seek to intervene in any such action, if filed, which has not occurred to date. In addition, Buchanan County, Virginia on August 31, 2006 commenced an action against CCC in the Circuit Court of Buchanan County, Virginia seeking to enjoin any discharge by CCC of mine water into the Levisa River notwithstanding the permit issued to CCC by DMME. That action was removed to the United States District Court for the Western District of Virginia and was subsequently nonsuited without prejudice by the plaintiff.

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

CNX Gas Company LLC is a party to a case captioned Geomet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coalseam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the Circuit Court entered an Order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The Order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating, or maintaining its pipeline on the property. The Court stayed the portion of its Order that required GeoMet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. Geomet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the Circuit Court’s Order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. We cannot predict the ultimate outcome of this litigation; however, payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and has tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek have filed motions to dismiss all counts of the complaint. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. However, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

On March 28, 2007, the assigned operators, including the subsidiaries of CONSOL Energy, and the Combined Benefit Fund entered into a settlement agreement that resolved all issues relating to the calculation and imposition of the higher per beneficiary premium rate. The settlement agreement provides for full reimbursement of the higher per beneficiary premium rate calculated and imposed on the subsidiaries of CONSOL Energy and for the payment of interest on all amounts to be reimbursed. As previously disclosed, CONSOL Energy received reimbursement of approximately $33,400, which includes the reduction of $2,255 related to the unassigned beneficiary premium liability previously accrued.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 was reflected in Other Receivables at June 30, 2007 and December 31, 2006. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy filed claims with the Internal Revenue Service (IRS) seeking refunds of these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy recognized receivables for these claims in 2001. The IRS completed an audit of CONSOL’s refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. CONSOL received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows refunds of taxes for the period 1991 through 1993. CONSOL Energy recorded a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at June 30, 2007 and December 31, 2006. CONSOL also recorded a payable of $1,914 related to this claim classified in Other Liabilities at June 30, 2007 and December 31, 2006. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. On January 2, 2007, a three-judge panel of the U.S. Court of Appeals confirmed the previous court decision which allowed recovery of black lung excise taxes for the Tucker Act period, and granted interest on these claims. The Government filed a petition for a rehearing of the tax refund and applicable interest issues before the entire U.S. Court of Appeals on March 7, 2007 following the January 2, 2007 confirmation of the lower court’s decision. During the three months ended June 30, 2007, the U.S. Court of Appeals confirmed the decision of its three-judge panel that the excise taxes and applicable interest were owing to claimants. It is likely that the Government will further appeal the tax and/or interest issues by filing a Petition for Certiorari with the U.S. Supreme Court. The Court then has the option to either hear the case, or reject the Petition thereby granting the refund of the excise tax and applicable interest. Although we believe it is probable the tax will be refunded, the timetable for receipt of the monies is not clear. There is no assurance that CONSOL Energy will receive interest on the tax refund.

At June 30, 2007, CONSOL Energy and certain subsidiaries have provided the following financial guarantees. We believe that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of Credit:
Employee-Related	$163,671	$161,852	$1,819	$—	$—
Environmental	77,399	72,110	5,289	—	—
Gas	14,933	152	14,781	—	—
Other	9,503	8,750	753	—	—

Total Letters of Credit	$265,506	$242,864	$22,642	$—	$—

Surety Bonds:
Employee-Related	$235,546	$235,546	$—	$—	$—
Environmental	242,872	242,869	—	3	—
Gas	21,559	21,559	—	—	—
Other	8,205	8,177	28	—	—

Total Surety Bonds	$508,182	$508,151	$28	$3	$—

Guarantees:
Coal	$121,665	$46,293	$37,231	$33,838	$4,303
Gas	33,370	30,270	—	—	3,100
Gas—Firm Transportation	52,505	7,402	14,597	11,148	19,358
Other	199,993	23,158	43,104	20,607	113,124

Total Guarantees	$407,533	$107,123	$94,932	$65,593	$139,885

Total Commitments	$1,181,221	$858,138	$117,602	$65,596	$139,885

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	June 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$306,505	$306,505	$223,883	$223,883
Long-term debt	$(402,753)	$(411,492)	$(442,232)	$(456,242)
Capital leases	$(105,445)	$(105,445)	$(110,031)	$(110,031)

NOTE 12—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and six months ended June 30, 2007, the Northern Appalachian aggregated segment includes the following mines: Shoemaker, Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three and six months ended June 30, 2007, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three and six months ended June 30, 2007, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations.

Industry segment results for the three months ended June 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$524,074	$56,947	$99,866	$32,972	$713,859	$113,369	$52,072	$—	$879,300
Sales—gas royalty interests	—	—	—	—	—	14,484	—	—	14,484
Sales—purchased gas	—	—	—	—	—	1,317	—	—	1,317
Freight—outside	—	—	—	43,667	43,667	—	—	—	43,667
Intersegment transfers	—	—	—	—	—	1,337	34,835	(36,172)	—

Total Sales and Freight	$524,074	$56,947	$99,866	$76,639	$757,526	$130,507	$86,907	$(36,172)	$938,768

Earnings (Loss) Before Income Taxes	$92,887	$4,768	$40,173	$59,075	$196,903	$65,672	$4,968	$(27,218)	$240,325	(A)

Segment assets					$3,137,787	$1,258,997	$655,549	$860,412	$5,912,745	(B)

Depreciation, depletion and amortization					$59,234	$11,979	$4,476	$—	$75,689

Capital Expenditures (Including acquisitions)					$95,886	$90,130	$3,579	$—	$189,595

(A)	Includes equity in earnings of unconsolidated affiliates of $299, $196 and $1,359 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $2,292, $53,472 and $33,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended June 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$467,653	$62,479	$87,532	$61,822	$679,486	$92,592	$52,156	$—	$824,234
Sales—gas royalty interests	—	—	—	—	—	12,686	—	—	12,686
Sales—purchased gas	—	—	—	—	—	9,778	—	—	9,778
Freight—outside	—	—	—	37,689	37,689	—	—	—	37,689
Intersegment transfers	—	—	—	—	—	1,006	34,440	(35,446)	—

Total Sales and Freight	$467,653	$62,479	$87,532	$99,511	$717,175	$116,062	$86,596	$(35,446)	$884,387

Earnings (Loss) Before Income Taxes	$104,344	$2,156	$33,945	$(21,633)	$118,812	$61,354	$3,479	$(15,453)	$168,192	(C)

Segment assets					$3,392,222	$949,143	$181,056	$762,587	$5,285,008	(D)

Depreciation, depletion and amortization					$61,089	$8,987	$4,372	$—	$74,448

Capital Expenditures (Including acquisitions)					$98,578	$42,832	$7,872	$—	$149,282

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of $625 and ($12) for Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $50,196 and $2,681 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the six months ended June 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,030,946	$104,019	$185,782	$74,270	$1,395,017	$212,578	$104,832	$—	$1,712,427
Sales—gas royalty interests	—	—	—	—	—	26,666	—	—	26,666
Sales—purchased gas	—	—	—	—	—	2,476	—	—	2,476
Freight—outside	—	—	—	87,300	87,300	—	—	—	87,300
Intersegment transfers	—	—	—	—	—	2,416	69,638	(72,054)	—

Total Sales and Freight	$1,030,946	$104,019	$185,782	$161,570	$1,482,317	$244,136	$174,470	$(72,054)	$1,828,869

Earnings (Loss) Before Income Taxes	$221,782	$11,273	$76,384	$19,346	$328,785	$117,909	$8,230	$(52,292)	$402,632	(E)

Segment assets					$3,137,787	$1,258,997	$655,549	$860,412	$5,912,745	(F)

Depreciation, depletion and amortization					$119,407	$24,077	$8,994	$—	$152,478

Capital Expenditures (Including acquisitions)					$181,699	$147,665	$6,384	$—	$335,748

(E)	Includes equity in earnings of unconsolidated affiliates of $438, $403 and $1,892 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $2,292, $53,472 and $33,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the six months ended June 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$969,123	$129,118	$174,280	$127,674	$1,400,195	$194,604	$98,452	$—	$1,693,251
Sales—gas royalty interests	—	—	—	—	—	28,493	—	—	28,493
Sales—purchased gas	—	—	—	—	—	32,130	—	—	32,130
Freight—outside	—	—	—	74,768	74,768	—	—	—	74,768
Intersegment transfers	—	—	—	—	—	2,417	70,477	(72,894)	—

Total Sales and Freight	$969,123	$129,118	$174,280	$202,442	$1,474,963	$257,644	$168,929	$(72,894)	$1,828,642

Earnings (Loss) Before Income Taxes	$210,180	$11,027	$79,097	$(35,902)	$264,402	$134,882	$6,042	$(29,155)	$376,171	(G)

Segment assets					$3,392,222	$949,143	$181,056	$762,587	$5,285,008	(H)

Depreciation, depletion and amortization					$119,653	$17,891	$8,720	$—	$146,264

Capital Expenditures (Including acquisitions)					$199,280	$83,009	$36,845	$—	$319,134

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of $772 and ($53) for Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $50,196 and $2,681 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Earnings Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Segment earnings before income taxes for total reportable business segments	$262,575	$180,166	$446,694	$399,284
Segment earnings (loss) before income taxes for all other businesses	4,968	3,479	8,230	6,042
Incentive compensation (A)	(16,205)	(7,193)	(25,973)	(13,038)
Stock Based Compensation (A)	(4,358)	(2,857)	(15,132)	(5,057)
Interest income (expense), net and other non-operating activity (A)	(6,655)	(5,403)	(11,187)	(11,060)

Earnings Before Income Taxes	$240,325	$168,192	$402,632	$376,171

(A)	Excludes amounts specifically related to the Gas segment.

Total Assets:

	June 30,
	2007	2006
Segment assets for total reportable business segments	$4,396,784	$4,341,365
Segment assets for all other businesses	655,549	181,056
Items excluded from segment assets:
Cash and other investments (A)	248,232	282,226
Deferred tax assets	610,631	478,442
Bond issuance costs	1,549	1,919

Total Consolidated Assets	$5,912,745	$5,285,008

(A)	Excludes amounts specifically related to the Gas segment.

NOTE 13—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are jointly and severally and also fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, CNX Gas, an 81.5% owned guarantor subsidiary, the remaining 100% owned guarantor subsidiaries and the non-guarantor subsidiaries. CNX Gas is presented in a separate column in accordance with SEC Regulation S-X Rule 3-10. CNX Gas Corporation is a reporting company under Section 12(b) of the Securities Exchange Act of 1933, and as such, CNX Gas Corporation files its own financial statements with the Securities and Exchange Commission and those financial statements, when filed, are publicly available on EDGAR. The principal elimination entries eliminate investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent and a guarantor subsidiary manage several assets and liabilities of all of their 100% owned subsidiaries. For example, these include deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended June 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$114,706	$723,551	$42,380	$(1,337)	$879,300
Sales—Purchased Gas	—	1,317	—	—	—	1,317
Sales—Gas Royalty Interests	—	14,484	—	—	—	14,484
Freight—Outside	—	—	43,667	—	—	43,667
Other Income (including equity earnings)	174,914	2,964	106,531	10,398	(173,577)	121,230

Total Revenue and Other Income	174,914	133,471	873,749	52,778	(174,914)	1,059,998
Cost of Goods Sold and Other Operating Charges	26,326	26,758	480,030	3,531	54,512	591,157
Purchased Gas Costs	—	1,473	—	—	—	1,473
Gas Royalty Interests’ Costs	—	12,528	(28)	—	—	12,500
Related Party Activity	(819)	—	17,405	38,063	(54,649)	—
Freight Expense	—	—	43,667	—	—	43,667
Selling, General and Administrative Expense	—	12,555	12,441	1,543	—	26,539
Depreciation, Depletion and Amortization	1,895	11,979	59,339	2,494	(18)	75,689
Interest Expense	5,026	1,246	(238)	140	—	6,174
Taxes Other Than Income	1,237	—	59,631	1,606	—	62,474

Total Costs	33,665	66,539	672,247	47,377	(155)	819,673

Earnings (Loss) Before Income Taxes and Minority Interest	141,249	66,932	201,502	5,401	(174,759)	240,325
Income Tax Expense (Benefit)	(11,868)	25,444	64,058	1,890	—	79,524

Earnings (Loss) before Minority Interest	153,117	41,488	137,444	3,511	(174,759)	160,801
Minority Interest	—	—	—	—	(7,684)	(7,684)

Net Income (Loss)	$153,117	$41,488	$137,444	$3,511	$(182,443)	$153,117

Balance Sheet at June 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$241,690	$60,028	$17	$4,770	$—	$306,505
Accounts and Notes Receivable:
Trade	—	41,426	—	252,222	—	293,648
Other	4,450	3,891	11,207	29,351	(1,541)	47,358
Inventories	—	—	140,372	23,933	—	164,305
Deferred Income Taxes	124,151	(859)	—	—	—	123,292
Prepaid Expenses	17,820	6,851	24,661	1,091	—	50,423

Total Current Assets	388,111	111,337	176,257	311,367	(1,541)	985,531
Property, Plant and Equipment:
Property, Plant and Equipment	92,450	1,313,719	6,663,824	82,666	—	8,152,659
Less-Accumulated Depreciation, Depletion and Amortization	48,234	226,004	3,592,940	34,614	—	3,901,792

Property, Plant and Equipment—Net	44,216	1,087,715	3,070,884	48,052	—	4,250,867
Other Assets:
Deferred Income Taxes	633,266	(145,927)	—	—	—	487,339
Investment in Affiliates	2,545,773	53,472	1,233,609	—	(3,743,662)	89,192
Other	14,122	7,155	66,904	11,635	—	99,816

Total Other Assets	3,193,161	(85,300)	1,300,513	11,635	(3,743,662)	676,347

Total Assets	$3,625,488	$1,113,752	$4,547,654	$371,054	$(3,745,203)	$5,912,745

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$41,414	$15,288	$102,544	$15,543	$(1,541)	$173,248
Accounts Payable (Recoverable)—Related Parties	1,732,832	6,500	(1,993,114)	253,782	—	—
Current Portion of Long-Term Debt	—	2,799	10,124	2,000	—	14,923
Accrued Income Taxes	11,184	8,887	—	—	—	20,071
Other Accrued Liabilities	89,618	23,930	350,787	6,577	—	470,912

Total Current Liabilities	1,875,048	57,404	(1,529,659)	277,902	(1,541)	679,154
Long-Term Debt	258,741	69,405	155,144	9,985	—	493,275
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,398	2,253,815	—	—	2,256,213
Pneumoconiosis	—	—	188,940	—	—	188,940
Mine Closing	—	—	380,053	11,277	—	391,330
Workers’ Compensation	—	—	133,000	—	—	133,000
Deferred Revenue	—	—	6,022	—	—	6,022
Salary Retirement	114,018	274	—	—	—	114,292
Reclamation	—	—	11,709	16,526	—	28,235
Other	75,720	29,230	43,584	20,827	—	169,361

Total Deferred Credits and Other Liabilities	189,738	31,902	3,017,123	48,630	—	3,287,393
Minority Interest	—	—	150,962	—	—	150,962
Stockholders’ Equity	1,301,961	955,041	2,754,084	34,537	(3,743,662)	1,301,961

Total Liabilities and Stockholders’ Equity	$3,625,488	$1,113,752	$4,547,654	$371,054	$(3,745,203)	$5,912,745

Income Statement for the Three Months Ended June 30, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$93,598	$682,553	$53,818	$(5,735)	$824,234
Sales—Purchased Gas	—	9,778	—	—	—	9,778
Sales—Gas Royalty Interests	—	12,686	—	—	—	12,686
Freight—Outside	—	—	37,689	—	—	37,689
Other Income (including equity earnings)	139,449	6,790	28,292	8,993	(135,648)	47,876

Total Revenue and Other Income	139,449	122,852	748,534	62,811	(141,383)	932,263
Cost of Goods Sold and Other Operating Charges	11,884	23,588	446,916	16,751	38,254	537,393
Purchased Gas Costs	—	9,986	—	—	—	9,986
Gas Royalty Interests’ Costs	—	10,267	(32)	—	—	10,235
Related Party Activity	(1,027)	—	7,488	35,229	(41,690)	—
Freight Expense	—	—	37,689	—	—	37,689
Selling, General and Administrative Expense	—	7,702	13,250	959	—	21,911
Depreciation, Depletion and Amortization	1,654	8,987	61,851	2,114	(158)	74,448
Interest Expense	5,039	2	922	290	—	6,253
Taxes Other Than Income	1,417	—	62,508	2,231	—	66,156

Total Costs	18,967	60,532	630,592	57,574	(3,594)	764,071

Earnings (Loss) Before Income Taxes and Minority Interest	120,482	62,320	117,942	5,237	(137,789)	168,192
Income Tax Expense (Benefit)	9,988	24,167	15,202	1,275	—	50,632

Earnings (Loss) before Minority Interest	110,494	38,153	102,740	3,962	(137,789)	117,560
Minority Interest	—	—	—	—	(7,066)	(7,066)

Net Income (Loss)	$110,494	$38,153	$102,740	$3,962	$(144,855)	$110,494

Balance Sheet at December 31, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$111,545	$107,173	$121	$5,044	$—	$223,883
Accounts and Notes Receivable:
Trade	—	46,062	10,073	247,040	—	303,175
Other	3,552	5,036	17,603	28,444	(2,745)	51,890
Inventories	—	185	127,033	22,089	—	149,307
Deferred Income Taxes	120,322	(3,091)	—	—	—	117,231
Recoverable Income Taxes	3,469	(2,191)	—	—	—	1,278
Prepaid Expenses	18,038	14,280	30,724	4,690	—	67,732

Total Current Assets	256,926	167,454	185,554	307,307	(2,745)	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	89,688	1,123,774	6,553,908	82,566	—	7,849,936
Less-Accumulated Depreciation, Depletion and Amortization	44,563	203,121	3,531,594	30,371	—	3,809,649

Property, Plant and Equipment—Net	45,125	920,653	3,022,314	52,195	—	4,040,287
Other Assets:
Deferred Income Taxes	628,004	(120,008)	—	—	—	507,996
Investment in Affiliates	2,134,962	52,283	1,170,725	—	(3,273,751)	84,219
Other	32,177	9,329	63,238	11,590	—	116,334

Total Other Assets	2,795,143	(58,396)	1,233,963	11,590	(3,273,751)	708,549

Total Assets	$3,097,194	$1,029,711	$4,441,831	$371,092	$(3,276,496)	$5,663,332

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$62,290	$27,872	$111,642	$26,001	$(2,745)	$225,060
Accounts Payable (Recoverable)—Related Parties	1,482,497	—	(1,736,580)	254,083	—	—
Current Portion of Long-Term Debt	—	2,701	54,817	2,000	—	59,518
Other Accrued Liabilities	80,839	21,057	343,657	9,993	—	455,546

Total Current Liabilities	1,625,626	51,630	(1,226,464)	292,077	(2,745)	740,124
Long-Term Debt	258,666	64,793	158,301	10,985	—	492,745

Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,313	2,249,802	—	—	2,252,115
Pneumoconiosis	—	—	184,424	—	—	184,424
Mine Closing	—	—	379,153	10,743	—	389,896
Workers’ Compensation	—	—	121,337	—	—	121,337
Deferred Revenue	—	—	13,106	—	—	13,106
Salary Retirement	113,755	189	—	—	—	113,944
Reclamation	—	—	8,728	17,733	—	26,461
Other	32,996	30,571	44,786	19,017	—	127,370

Total Deferred Credits and Other Liabilities	146,751	33,073	3,001,336	47,493	—	3,228,653
Minority Interest	—	—	—	—	135,659	135,659
Stockholders’ Equity	1,066,151	880,215	2,508,658	20,537	(3,409,410)	1,066,151

Total Liabilities and Stockholders’ Equity	$3,097,194	$1,029,711	$4,441,831	$371,092	$(3,276,496)	$5,663,332

Income Statement for the Six Months Ended June 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$214,994	$1,412,893	$86,956	$(2,416)	$1,712,427
Sales—Purchased Gas	—	2,476	—	—	—	2,476
Sales—Gas Royalty Interests	—	26,666	—	—	—	26,666
Freight—Outside	—	—	87,300	—	—	87,300
Other Income (including equity earnings)	307,571	4,467	117,085	19,797	(302,606)	146,314

Total Revenue and Other Income	307,571	248,603	1,617,278	106,753	(305,022)	1,975,183
Cost of Goods Sold and Other Operating Charges	49,018	49,930	893,451	8,849	109,158	1,110,406
Purchased Gas Costs	—	2,492	—	—	—	2,492
Gas Royalty Interests’ Costs	—	23,193	(55)	—	—	23,138
Related Party Activity	(3,278)	—	31,567	73,647	(101,936)	—
Freight Expense	—	—	87,300	—	—	87,300
Selling, General and Administrative Expense	—	26,276	23,577	2,695	—	52,548
Depreciation, Depletion and Amortization	3,737	24,077	121,687	4,977	(2,000)	152,478
Interest Expense	10,064	2,465	628	280	—	13,437
Taxes Other Than Income	2,688	—	124,797	3,267	—	130,752

Total Costs	62,229	128,433	1,282,952	93,715	5,222	1,572,551

Earnings (Loss) Before Income Taxes	245,342	120,170	334,326	13,038	(310,244)	402,632
Income Tax Expense (Benefit)	(21,037)	45,686	93,246	4,563	—	122,458

Earnings (Loss) before Minority Interest	266,379	74,484	241,080	8,475	(310,244)	280,174
Minority Interest	—	—	—	—	(13,795)	(13,795)

Net Income (Loss)	$266,379	$74,484	$241,080	$8,475	$(324,039)	$266,379

Income Statement for the Six Months Ended June 30, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$197,021	$1,401,470	$103,880	$(9,120)	$1,693,251
Sales—Purchased Gas	—	32,130	—	—	—	32,130
Sales—Gas Royalty Interests	—	28,493	—	—	—	28,493
Freight—Outside	—	—	74,768	—	—	74,768
Other Income (including equity earnings)	268,922	13,431	51,583	17,335	(261,762)	89,509

Total Revenue and Other Income	268,922	271,075	1,527,821	121,215	(270,882)	1,918,151
Cost of Goods Sold and Other Operating Charges	20,734	44,477	898,660	26,944	81,510	1,072,325
Purchased Gas Costs	—	32,751	—	—	—	32,751
Gas Royalty Interests’ Costs	—	23,683	(64)	—	—	23,619
Related Party Activity	(3,355)	—	9,694	71,626	(77,965)	—
Freight Expense	—	—	74,768	—	—	74,768
Selling, General and Administrative Expense	—	15,007	24,917	2,067	—	41,991
Depreciation, Depletion and Amortization	3,306	17,891	122,769	4,456	(2,158)	146,264
Interest Expense	10,084	9	1,723	290	—	12,106
Taxes Other Than Income	3,090	—	130,582	4,484	—	138,156

Total Costs	33,859	133,818	1,263,049	109,867	1,387	1,541,980

Earnings (Loss) Before Income
Taxes and Minority Interest	235,063	137,257	264,772	11,348	(272,269)	376,171
Income Tax Expense (Benefit)	(10,187)	53,228	68,346	3,972	—	115,359

Earnings (Loss) before Minority Interest	245,250	84,029	196,426	7,376	(272,269)	260,812
Minority Interest	—	—	—	—	(15,562)	(15,562)

Net Income (Loss)	$245,250	$84,029	$196,426	$7,376	$(287,831)	$245,250

Cash Flow for the Six Months Ended June 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$179,464	$140,604	$133,134	$1,268	$—	$454,470

Cash Flows from Investing Activities:
Capital Expenditures	$(8,006)	$(191,903)	$(179,535)	$(542)	$44,238	$(335,748)
Investment in Equity Affiliates	—	(786)	(1,454)	—	—	(2,240)
Other Investing Activities	—	40	96,402	—	(44,238)	52,204

Net Cash Used in Investing Activities	$(8,006)	$(192,649)	$(84,587)	$(542)	$—	$(285,784)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	$(25,618)	$—	$—	$—	$—	$(25,618)
Tax Benefit from Stock-Based Compensation	4,617	26	—	—	—	4,643
Dividends Paid	(25,526)	—	—	—	—	(25,526)
Other Financing Activities	5,214	4,874	(48,651)	(1,000)	—	(39,563)

Net Cash (Used in) Provided by Financing Activities	$(41,313)	$4,900	$(48,651)	$(1,000)	$—	$(86,064)

Cash Flow for the Six Months Ended June 30, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$28,464	$126,833	$192,102	$1,685	$—	$349,084

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(83,009)	$(232,885)	$(3,240)	$—	$(319,134)
Investment in Equity Affiliates	—	104	(1)	—	—	103
Other Investing Activities	(4,667)	—	40,351	(500)	—	35,184

Net Cash Used in Investing Activities	$(4,667)	$(82,905)	$(192,535)	$(3,740)	$—	$(283,847)

Cash Flows from Financing Activities:
Purchase of Treasury Stock	$(83,631)	$—	$—	$—	$—	$(83,631)
Tax Benefit from Stock-Based Compensation	35,796	—	—	—	—	35,796
Dividends Paid	(25,784)	—	—	—	—	(25,784)
Other Financing Activities	13,071	306	(253)	(115)	—	13,009

Net Cash (Used in) Provided by Financing Activities	$(60,548)	$306	$(253)	$(115)	$—	$(60,610)

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP amends paragraph 10 of Interpretation 39 to permit entities to offset fair value amounts recognized for either a receivable representing the right to reclaim cash collateral or a payable representing an obligation to return cash collateral, if such receivable or payable arises from derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 also requires entities to make an accounting policy decision to offset fair value amounts in accordance with FIN 39-1 and apply the policy consistently. An entity may not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

In November 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that companies should recognize the income tax benefit realized from dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and charged to retained earnings under Statement 123(R) as additional paid-in capital. EITF 06-11 is effective for financial statements issued for fiscal years beginning after September 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

NOTE 15—SUBSEQUENT EVENT:

In June 2007, CONSOL Energy agreed to acquire AMVEST Corporation and certain of its subsidiaries and affiliates, including AMVEST West Virginia Coal (AMVEST Coal) and Vaughan Railroad Company, for approximately $335,000, subject to adjustments. AMVEST's coal reserves consist of high quality, low sulfur steam and high-vol metallurgical coal. The Vaughan Railroad Company is a common carrier short line railroad that connects the Fola and Little Eagle coal operations and other potential shippers to the CSX and Norfolk Southern rail interchanges. The 18 miles of track that comprise the Vaughan Railroad is capable of accommodating 130 car trains. This transaction closed on July 31, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy had net income of $153 million for the three months ended June 30, 2007 compared to $110 million in the 2006 period. Net income for the 2007 period increased in comparison to the 2006 period primarily due to two separate transactions; an asset exchange and an asset sale that resulted in pretax income of approximately $100 million and net income of approximately $59 million. Additionally, increased average coal and gas prices and higher gas volumes sold also contributed to the improvement in net income in the 2007 period. These increases were partially offset by $25 million of insurance proceeds received related to the 2005 Buchanan Mine fire being included in earnings before income tax in the 2006 period. Improvements in net income were also offset, in part, by increased coal and gas unit costs and increased incentive compensation expense.

Total coal sales for the three months ended June 30, 2007 were 17.1 million tons, of which 17.0 million tons were produced by CONSOL Energy operations, our equity affiliates, consolidated variable interest entities, or sold from inventory of company-produced coal. This compares with total coal sales of 17.5 million tons for the three months ended June 30, 2006, of which 17.2 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company-produced coal. Company-produced coal production was 16.4 million tons in the 2007 period compared to 18.0 million tons in the 2006 period. The 2007 period production was lower primarily due to the idling of certain Central Appalachian mines, the idling of Shoemaker for the entire 2007 period compared to a portion of the 2006 period and the planned lower production at several Northern Appalachian mines.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 8.1% to 14.7 billion cubic feet in the 2007 period compared with 13.6 billion cubic feet in the 2006 period. Sales volumes in the 2007 period increased as a result of additional wells coming online from our on-going drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 13.6% to $7.76 per thousand cubic feet in the 2007 period compared with $6.83 per thousand cubic feet in the 2006 period. The increase in average sales price was a result of CNX Gas, an 81.5% owned subsidiary, exposing the majority of gas sales to market prices which were higher in the 2007 period compared to the 2006 period.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. No one was injured during the evacuation. Air monitoring continues to show an overall improvement in the underground mine atmosphere. Overall levels of carbon monoxide continue to decline, indicating that there is no active combustion in the mine. In addition, cameras inserted in several bore holes showed no smoke or signs of combustion in the mine and temperature readings from boreholes indicate the mine temperatures are at ambient levels. Other gas levels being measured are in acceptable ranges. The mine continues to be ventilated and engineers believe that carbon monoxide in the mine is progressively being swept from the mine by the active ventilation flow. Once all monitoring stations show acceptable levels of the gases being monitored, and agency approval is secured, we can re-enter the mine to repair areas where the ventilation controls have been disrupted. The source of the carbon monoxide has not been determined. Engineers theorize that it may be from an ignition of a small amount of methane caused by one of the roof falls that occurred, but a final determination cannot be made until we re-enter the mine. The mine continues to ship coal from above ground inventories, although total shipments per week are lower than normal. Customers who purchase coal from the mine have been notified that a force majeure condition exists at the mine that may result in a reduction in deliveries under their sales agreement with the mine.

In June 2007, CONSOL Energy completed a $1 billion Senior Secured Loan Agreement, effective June 27, 2007, to replace an existing facility of $750 million. The new agreement, which includes more-favorable pricing and flexibility, is a five-year revolving credit facility.

In June 2007, CONSOL Energy agreed to acquire AMVEST Corporation and certain of its subsidiaries and affiliates, including AMVEST West Virginia Coal (AMVEST Coal) and Vaughan Railroad Company, for approximately $335 million, subject to adjustments. AMVEST's coal reserves consist of high quality, low sulfur steam and high-vol metallurgical coal. The Vaughan Railroad Company is a common carrier short line railroad that connects the Fola and Little Eagle coal operations and other potential shippers to the CSX and Norfolk Southern rail interchanges. The 18 miles of track that comprise the Vaughan Railroad is capable of accommodating 130 car trains. This transaction closed on July 31, 2007.

In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia with Peabody Energy for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153 resulting in a pretax gain of $50 million.

In June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction resulted in a pretax gain of approximately $50 million.

In April 2007, the company amended its trade accounts receivable facility to allow CONSOL Energy to receive up to $150 million, an increase in capacity of $25 million from the previous facility. The amended facility also provides the ability to issue letters of credit and has reduced the associated fees.

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

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; providing breathable air for all underground miners for 96 hours; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the placement, in various mine areas, of rescue chambers, structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible; the possible reconstruction of existing seals in worked-out areas of mines; and additional training and testing requirements that created the need to hire additional employees.

In reviewing actions taken to date, we estimate that implementation of these new requirements could cost $30 million to $45 million during the period from 2006 until the end of 2009. The actual costs will depend primarily on: the number of additional SCSR oxygen units purchased; the design requirements as well as the extent of deployment of rescue chambers; final guidelines regarding sealed areas; final interpretation of other regulatory requirements; and final approval of mine-by-mine implementation plans.

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

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Net Income

Net income changed primarily due to the following items (table in millions):

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$714	$679	$35	5.2%
Produced Gas Sales	113	93	20	21.5%
Gas Royalty Interest	14	13	1	7.7%
Purchased Gas Sales	1	10	(9)	(90.0)%
Other Sales and Other Income	218	137	81	59.1%

Total Revenue and Other Income	1,060	932	128	13.7%
Coal Cost of Goods Sold—Produced and Purchased	452	414	38	9.2%
Produced Gas Cost of Goods Sold	33	26	7	26.9%
Gas Royalty Interest Costs of Goods Sold	13	10	3	30.0%
Purchased Gas Cost of Goods Sold	1	10	(9)	(90.0)%
Other Cost of Goods Sold	106	98	8	8.2%

Total Cost of Goods Sold	605	558	47	8.4%
Other	214	206	8	3.9%

Total Costs	819	764	55	7.2%

Earnings Before Income Taxes and Minority Interest	241	168	73	43.5%
Income Tax Expense	80	51	29	56.9%

Earnings Before Minority Interest	161	117	44	37.6%
Minority Interest	(8)	(7)	(1)	14.3%

Net Income	$153	$110	$43	39.1%

CONSOL Energy had net income of $153 million for the three months ended June 30, 2007 compared to $110 million in the 2006 period. Net income for the 2007 period increased in comparison to the 2006 period primarily due to two separate transactions; an asset exchange and an asset sale that resulted in pretax income of approximately $100 million and net income of approximately $59 million. Additionally, increased average coal and gas prices and higher gas volumes sold also contributed to the improvement in net income in the 2007 period. These increases were partially offset by $25 million of insurance proceeds received related to the 2005 Buchanan Mine fire being included in earnings before income tax in the 2006 period. Improvements in net income were also offset, in part, by increased coal and gas unit costs and increased incentive compensation expense.

Revenue

Revenue and other income increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$705	$661	$44	6.7%
Purchased Coal	9	18	(9)	(50.0)%
Produced Gas	113	93	20	21.5%
Industrial Supplies	31	33	(2)	(6.1)%
Other	21	19	2	10.5%

Total Sales—Outside	879	824	55	6.7%
Gas Royalty Interest	14	13	1	7.7%
Purchased Gas	1	10	(9)	(90.0)%
Freight Revenue	44	38	6	15.8%
Other Income	122	47	75	159.6%

Total Revenue and Other Income	$1,060	$932	$128	13.7%

The increase in company produced coal sales revenue during the 2007 period was due mainly to the increase in average sales price per ton.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.9	17.2	(0.3)	(1.7)%
Average Sales Price Per Ton	$41.57	$38.40	$3.17	8.3%

The increase in average sales price primarily reflects a change in the regional sales mix in the period-to-period comparison. Sales of company produced coal decreased in the period to period comparison. Company produced coal production was 16.4 million tons in the 2007 period compared to 18.0 million tons in the 2006 period. The 2007 period production was lower primarily due to the idling of certain Central Appalachian mines, the idling of Shoemaker for the entire 2007 period compared to a portion of the 2006 period and the planned lower production at several Northern Appalachian mines.

Purchased coal sales consist of revenues from processing third party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from a third party and sold directly to our customer and revenues from processing third party coal in our preparation plants. The decrease of $9 million in company-purchased coal sales revenue was primarily due to lower sales volumes.

The increase in produced gas sales revenue in the 2007 period compared to the 2006 period was primarily due to a higher average sales price per thousand cubic feet sold and increased sales volumes.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.6	13.6	1.0	7.4%
Average Sales Price Per thousand cubic feet	$7.75	$6.82	$0.93	13.6%

The increase in average sales price is the result of an increase in average market prices in the current period compared to the prior period as the majority of our sales volumes are exposed to market prices. However, CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges for terms varying in length. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended June 30, 2007, these financial hedges represented approximately 4.7 Bcf of gas sales volumes at an average price of $8.00 per Mcf, compared to approximately 4.6 Bcf at an average price of $7.73 per Mcf for the three months ended June 30, 2006. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

The $2 million decrease in revenues from the sale of industrial supplies was primarily due to decreased sales volumes.

The $2 million increase in other sales was due to various transactions that occurred throughout both periods, none of which were individually material.

	2007 Period	2006 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.9	—	—%
Average Sales Price Per Thousand Cubic Feet	$7.82	$6.82	$1.00	14.7%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increased average sales price was a result of the majority of CNX Gas sales being exposed to market prices, which were higher in the 2007 period compared to the 2006 period.

	2007 Period	2006 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.2	1.4	(1.2)	(85.7)%
Average Sales Price Per Thousand Cubic Feet	$7.26	$6.80	$0.46	6.8%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout the 2006 period, they were reflected in transportation expense.

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

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Gain on Sales of Assets	$103	$2	$101	5,050.0%
Interest Income	4	4	—	—%
Business Interruption Proceeds	—	25	(25)	(100.0)%
Other miscellaneous	15	16	(1)	(6.3)%

Total Other Income	$122	$47	$75	159.6%

Gain on sales of assets increased $101 million primarily due to two transactions that occurred in the 2007 period. In June 2007, CONSOL Energy, through our 81.5% owned subsidiary CNX Gas, exchanged certain coal assets in Northern Appalachia to Peabody Energy for coalbed methane and gas rights, which resulted in a pretax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction resulted in a pretax gain of approximately $50 million. Gain on sales of assets also increased $1 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Interest income remained consistent in the period-to-period comparison.

During the three months ended June 30, 2006, CONSOL Energy received notice from the insurance companies that $25 million would be paid to CONSOL Energy for reimbursement of various costs and business interruption related to the 2005 fire at Buchanan Mine. The $25 million was recognized as other income; coal segment recognized $21 million and gas segment recognized $4 million.

Other miscellaneous income decreased $1 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$440	$395	$45	11.4%
Purchased Coal	12	19	(7)	(36.8)%
Produced Gas	33	26	7	26.9%
Industrial Supplies	31	33	(2)	(6.1)%
Closed and Idle Mines	34	30	4	13.3%
Other	41	35	6	17.1%

Total Cost of Goods Sold and Other Charges	591	538	53	9.9%
Royalty Interest Gas	13	10	3	30.0%
Purchased Gas	1	10	(9)	(90.0)%

Total Cost of Goods Sold	$605	$558	$47	8.4%

Increased cost of goods sold and other charges for company-produced coal was due mainly to higher average unit cost per ton sold, offset, in part, by lower sales volumes.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	16.9	17.2	(0.3)	(1.7)%
Average Cost of Goods Sold and Other Charges Per Ton	$25.96	$22.91	$3.05	13.3%

Average costs of goods sold and other charges for produced coal increased in the period-to-period comparison primarily due to higher labor costs, higher health and retirement costs, higher supply costs and higher subsidence costs. Higher labor costs were due to the effects of wage increases at the union and non-union mines due to new contracts coupled with additional overtime in the period-to-period comparison. Higher labor costs were also attributable to additional costs incurred to comply with health and safety standards. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The 2007 period contribution increase over the 2006 period was $3.50 per UMWA hour worked. Supply costs increased due to increases in the cost for products and chemicals, such as magnetite, used in the mining and coal preparation process. Supply costs also increased due to additional costs incurred to comply with new federal and state safety regulations. These regulations require additional supplies of self-contained self rescuer devices and other safety items as previously discussed. Higher subsidence costs reflect higher costs related to the Pennsylvania Department of Environmental Protection regulation titled Surface Water Protection-Underground Bituminous Coal Mining Operation. The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. These increases were offset, in part, by lower contract mining fees due to the idling of certain Central Appalachian contract mines.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $7 million in purchased coal cost of goods sold and other charges in the 2007 period was primarily due to lower volumes purchased.

Produced gas cost of goods sold and other charges increased due primarily to a 14.9% increase in unit costs of goods sold and other charges and a 7.4% increase in volumes of produced gas sold.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.6	13.6	1.0	7.4%
Average Cost Per Thousand Cubic Feet	$2.23	$1.94	$0.29	14.9%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased salary labor and related employee costs, increased gas well maintenance costs, increased compressor rental costs, increased land broker costs and increased power costs. Salary labor and related employee costs increased $0.32 per thousand cubic feet due to the hiring of additional employees after the 2006 period. Gas well maintenance costs increased $0.09 per thousand cubic feet due to the increased number of wells in-service. Compressor rental costs increased $0.07 per thousand cubic feet due to the increased number of rentals in the emerging areas. Increased land broker charges of $0.06 per thousand cubic feet were the result of increased costs for expansion of our gas operations. Power costs per unit were $0.06 per thousand cubic feet higher due to increased megawatt hour rates charged by the power companies in the 2007 period. These increases in unit costs were offset, in part, by lower firm transportation costs per unit and lower gas well closing costs. Firm transportation costs per unit decreased $0.17 per thousand cubic feet in the period-to-period comparison. This improvement was due to the in-service of the Jewell Ridge Pipeline in October 2006. Also, gas well plugging costs decreased $0.12 due to an adjustment in the lives for the wells to coincide with the reserve reports. Produced gas cost of goods sold per unit also decreased by $0.02 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which were individually material.

Industrial supplies cost of goods sold decreased $2 million primarily due to lower sales volumes.

Closed and idle mine cost of goods sold and other charges increased approximately $4 million in the 2007 period compared to the 2006 period. This increase was primarily attributable to $2 million of additional expenses in the 2007 period related to mine closing, perpetual care water treatment and reclamation liability adjustments that were the result of updated engineering surveys. Survey adjustments resulted in $17 million of expense in the 2007 period for closed and idled locations compared to $15 million of expense related to survey adjustments in the 2006 period. Closed and idle mine costs of goods were also impaired $1 million due to the Shoemaker Mine being idled for the entire 2007 period compared to a portion of the 2006 period. Closed and idle mine cost of goods sold and other charges were impaired $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Other cost of goods sold and other charges increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Incentive compensation	$18	$8	$10	125.0%
Stock-based compensation	5	4	1	25.0%
Miscellaneous transactions	18	23	(5)	(21.7)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$41	$35	$6	17.1%

Incentive compensation expense increased $10 million due to higher projected amounts expected to be paid to employees for the 2007 period compared to the projected amounts expected for the 2006 period. Incentive compensation expense also increased due to the level of earnings achieved in the 2007 period compared to the projected 2007 annual earnings, compared to the level of earnings achieved in the 2006 period compared to the projected 2006 annual earnings. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Stock-based compensation expense increased $1 million as a result of additional awards granted in the 2007 period.

Miscellaneous cost of goods sold and other charges decreased $5 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

	2007 Period	2006 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.9	—	—%
Average Cost Per Thousand Cubic Feet	$6.75	$5.50	$1.25	22.7%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in average cost per unit was the result of the majority of our sales being exposed to market prices, which were higher in the 2007 period as compared to the 2006 period.

	2007 Period	2006 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.2	1.4	(1.2)	(85.7)%
Average Cost Per Thousand Cubic Feet	$6.58	$6.94	$(0.36)	(5.2)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees. In the 2006 period, purchased gas costs and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006, they were reflected in transportation expense.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Freight expense	$44	$38	$6	15.8%

Selling, general and administrative costs have increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Wages and salaries	$8	$8	$—	—%
Professional, consulting and other purchased services	7	6	1	16.7%
Advertising and promotion	1	—	1	100.0%
Other	11	8	3	37.5%

Total Selling, General and Administrative	$27	$22	$5	22.7%

Wages and salaries have remained consistent in the period-to-period comparison.

Costs of professional, consulting and other purchased services were higher in the 2007 period compared to the 2006 period primarily due to additional costs incurred by CNX Gas related to a new computer system and legal fees associated with two legal cases.

Advertising and promotion expenses were $1 million higher in the 2007 period compared to the 2006 period due to an advertising campaign launched in 2007 to raise corporate awareness and recruit the next generation of employees.

Other selling, general and administrative costs increased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Coal	$60	$61	$(1)	(1.6)%
Gas:
Production	7	6	1	16.7%
Gathering	5	3	2	66.7%

Total Gas	12	9	3	33.3%
Other	4	4	—	—%

Total Depreciation, Depletion and Amortization	$76	$74	$2	2.7%

The decrease in coal depreciation, depletion and amortization was primarily due to decreased amortization due to decreased production in the 2007 period compared to the 2006 period. This decrease was partially offset by increased depreciation resulting from assets placed in service after the 2006 period. Assets placed in service after the 2006 period include various airshafts, longwall assets, haulage assets and other projects completed at our mines.

The increase in gas production related depreciation, depletion and amortization was primarily due to increased production and an increase in units of production rates period-to-period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the effects of the Jewell Ridge lateral capital lease, which went into service in October 2006.

Other depreciation, depletion and amortization remained consistent in the period-to-period comparison.

Total interest expense remained consistent in the 2007 period compared to the 2006 period. The components of interest expense fluctuated due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Long-term secured notes	$7	$8	$(1)	(12.5)%
Capitalized lease	1	1	—	—%
Interest on unrecognized tax benefits	1	—	1	100.0%
Other	(3)	(3)	—	—%

Total Interest Expense	$6	$6	$—	—%

Interest on long-term debt decreased $1 million due to the planned June 2007 principal payment of our $45 million secured note.

Capitalized lease interest expense remained consistent in the period-to-period comparison.

CONSOL Energy began recording interest on unrecognized tax benefits as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Other interest expense remained consistent in the period-to-period comparison.

Taxes other than income decreased primarily due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$38	$42	$(4)	(9.5)%
Gas	4	3	1	33.3%

Total Production Taxes	42	45	(3)	(6.7	) %
Other taxes:
Coal	17	17	—	—%
Gas	1	1	—	—%
Other	2	3	(1)	(33.3)%

Other	20	21	(1)	(4.8)%

Total Taxes Other Than Income	$62	$66	$(4)	(6.1)%

Decreased coal production taxes are primarily due to lower severance taxes, reclamation fee taxes and black lung excise taxes attributable to decreased production. These improvements were offset, in part, by higher production taxes due to the increase in the average sales price for produced coal.

Gas production taxes increased $1 million in the 2007 period compared to the 2006 period primarily due to higher severance taxes attributable to higher average sales price for gas and higher gas sales volumes.

Other coal and other gas taxes have remained consistent in the period-to-period comparison. Other taxes decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

	2007 Period	2006 Period	Variance	Percentage Change
Earnings Before Income Taxes and Minority Interest	$241	$168	$73	43.5%
Tax Expense	$80	$51	$29	56.9%
Effective Income Tax Rate	33.1%	30.1%	3.0%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective tax rate for the three months ended June 30, 2007 was calculated using the effective rate projection on recurring earnings and also includes discrete tax expense related to certain non-recurring transactions. The effective tax rate for the three months ended June 30, 2006 was calculated using the effective rate projection on recurring earnings. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net Income

Net income changed primarily due to the following items (table in millions):

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$1,395	$1,400	$(5)	(0.4)%
Produced Gas Sales	213	195	18	9.2%
Gas Royalty Interest	27	28	(1)	(3.6)%
Purchased Gas Sales	2	32	(30)	(93.8)%
Other Sales and Other Income	338	263	75	28.5%

Total Revenue and Other Income	1,975	1,918	57	3.0%
Coal Cost of Goods Sold—Produced and Purchased	846	851	(5)	(0.6)%
Produced Gas Cost of Goods Sold	63	49	14	28.6%
Gas Royalty Interest Costs of Goods Sold	23	24	(1)	(4.2)%
Purchased Gas Cost of Goods Sold	2	33	(31)	(94.0)%
Other Cost of Goods Sold	202	172	30	17.4%

Total Cost of Goods Sold	1,136	1,129	7	0.6%
Other	437	413	24	5.8%

Total Costs	1,573	1,542	31	2.0%

Earnings Before Income Taxes and Minority Interest	402	376	26	6.9%
Income Tax Expense	122	115	7	6.1%

Earnings Before Minority Interest	280	261	19	7.3%
Minority Interest	(14)	(16)	2	12.5%

Net Income	$266	$245	$21	8.6%

CONSOL Energy had net income of $266 million for the six months ended June 30, 2007 compared to $245 million in the 2006 period. Net income for the 2007 period increased in comparison to the 2006 period primarily due to two transactions; an asset exchange and an asset sale that resulted in pretax income of approximately $100 million and net income of approximately $59 million. Net income also increased due to the March 2007 settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Fund. Total pre-tax income, including interest, recognized related to the Combined Fund settlement was approximately $33.4 million. Additionally, increased average coal and gas sales prices and higher gas volumes sold also contributed to the improvement in net income in the 2007 period. These increases were offset, in part, by $46 million of insurance proceeds received in the 2006 period for the 2005 Buchanan Mine fire and skip hoist incidents, increased coal and gas unit costs and decreased coal sales volumes.

Revenue

Revenue and other income increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$1,380	$1,359	$21	1.5%
Purchased Coal	15	41	(26)	(63.4)%
Produced Gas	213	195	18	9.2%
Industrial Supplies	61	63	(2)	(3.2)%
Other	43	36	7	19.4%

Total Sales—Outside	1,712	1,694	18	1.1%
Gas Royalty Interest	27	28	(1)	(3.6)%
Purchased Gas	2	32	(30)	(93.8)%
Freight Revenue	87	75	12	16.0%
Other Income	147	89	58	65.2%

Total Revenue and Other Income	$1,975	$1,918	$57	3.0%

The increase in company-produced coal sales revenue during the 2007 period was due to an increase in the average sales price per ton, partially offset by a decrease in sales volumes.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	34.0	35.0	(1.0)	(2.9)%
Average Sales Price Per Ton	$40.63	$38.86	$1.77	4.6%

The increase in average sales price primarily reflects a change in the regional sales mix in the period-to-period comparison. Sales of company produced-coal decreased in the period-to-period comparison. Company-produced coal production was 34.3 million tons in the 2007 period compared to 36.2 million tons in the 2006 period. The 2007 period production was lower primarily due to the idling of certain Central Appalachian mines, the idling of Shoemaker for the entire 2007 period compared to a portion of the 2006 period and the planned lower production at several Northern Appalachian mines.

Purchased coal sales consist of revenues from processing third party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from a third party and sold directly to our customer and revenues from processing third party coal in our preparation plants. The decrease of $26 million in company-purchased coal sales revenue was primarily due to lower sales volumes.

The increase in produced gas sales revenue in the 2007 period compared to the 2006 period was primarily due to increased sales volumes and the higher average sales price per thousand cubic feet sold.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	28.7	27.0	1.7	6.3%
Average Sales Price Per Thousand Cubic Feet	$7.40	$7.22	$0.18	2.5%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. We periodically enter into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the six months ended June 30, 2007, these physical and financial hedges represented approximately 7.9 Bcf of our gas sales volumes at an average price of $7.91 per Mcf, compared to approximately 8.3 Bcf at an average price of $7.35 per Mcf for the six months ended June 30, 2006. Although market prices were lower in the 2007 period, the increase in average sales price was primarily due to our hedged volumes being locked in at above-market prices in the 2007 period. Our hedged volumes were locked in at below-market prices in the 2006 period.

The $2 million decrease in revenues from the sale of industrial supplies was primarily due to decreased sales volumes.

The $7 million increase in other sales was due to various transactions that occurred throughout both periods, none of which were individually material.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.7	3.7	—	—%
Average Sales Price Per Thousand Cubic Feet	$7.22	$7.71	$(0.49)	(6.4)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decreased average sales price was a result of the majority of our sales being exposed to market prices, which were lower in the 2007 period compared to the 2006 period.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.3	4.0	(3.7)	(92.5)%
Average Sales Price Per Thousand Cubic Feet	$7.20	$8.11	$(0.91)	(11.2)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006 they were reflected in transportation expense.

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

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Gain on Sales of Assets	$107	$3	$104	3,466.7%
Litigation Settlement	5	—	5	100.0%
Interest Income	9	8	1	12.5%
Business Interruption Proceeds	—	46	(46)	(100.0)%
Royalty Income	7	14	(7)	(50.0)%
Other miscellaneous	19	18	1	5.6%

Total Other Income	$147	$89	$58	65.2%

Gain on sales of assets increased $104 million primarily due to two transactions that occurred in the 2007 period. In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia with Peabody Energy for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153 resulting in a pretax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction resulted in a pretax gain of approximately $50 million. Gain on sales of assets also increased $4 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

A litigation settlement with a coal customer in the 2007 period resulted in an additional $5 million of income.

Interest income increased $1 million in the 2007 period primarily due to $3 million of interest earned on the Combined Fund settlement previously discussed in “Note 10—Commitments and Contingencies” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q. This increase was partially offset by reduced investment income due to lower cash balances in the period-to-period comparison.

During the 2006 period, CONSOL Energy received notice from the insurance companies that $25 million would be paid to CONSOL Energy for reimbursement of various costs and business interruption related to the 2005 fire at Buchanan Mine. The $25 million was recognized as other income, coal segment recognized $21 million and gas segment recognized $4 million. Also, in the 2006 period CONSOL Energy received a $21 million advance from the insurance companies for business interruption claims resulting from the 2005 skip hoist incident at Buchanan Mine. The $21 million advance was recognized as other income in the 2006 period.

Royalty income decreased $7 million primarily due to third parties producing less tonnage from CONSOL Energy owned property in the period-to-period comparison. Royalty income received from third parties is calculated as a percentage of the third party sales price.

Other miscellaneous income increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$824	$807	$17	2.1%
Purchased Coal	22	44	(22)	(50.0)%
Produced Gas	63	49	14	28.6%
Industrial Supplies	60	62	(2)	(3.2)%
Closed and Idle Mines	56	49	7	14.3%
Other	86	61	25	41.0%

Total Cost of Goods Sold and Other Charges	1,111	1,072	39	3.6%
Royalty Interest Gas	23	24	(1)	(4.2)%
Purchased Gas	2	33	(31)	(93.9)%

Total Cost of Goods Sold	$1,136	$1,129	$7	0.6%

Increased cost of goods sold and other charges for company-produced coal was due mainly to an increase in the average unit cost per ton sold, partially offset by lower sales volumes.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	34.0	35.0	(1.0)	(2.9)%
Average Cost of Goods Sold and Other Charges Per Ton	$24.25	$23.06	$1.19	5.2%

Average costs of goods sold and other charges for produced coal increased in the period-to-period comparison primarily due to higher health and retirement costs, higher labor costs, higher subsidence costs and higher supply costs. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over the 2006 period was $3.50 per UMWA hour worked. Higher labor costs were due to the effects of wage increases at the union and non-union mines due to new labor contracts coupled with additional overtime in the period-to-period comparison. Higher labor costs were also due to additional costs incurred to comply with health and safety standards. Higher subsidence costs reflect higher costs related to the Pennsylvania Department of Environmental Protection regulation titled Surface Water Protection-Underground Bituminous Coal Mining Operation. The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. Supply costs increased due to increases in the cost for products and chemicals, such as magnetite, used in the mining and coal preparation process. Supply costs also increased due to additional costs incurred to comply with new federal and state safety regulations.

These regulations require additional supplies of self-contained self rescuer devices and other safety items as previously discussed. These increases were offset, in part, by income recorded as a result of the Combined Fund settlement. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal. Decreased costs also resulted from lower contract mining fees due to the idling of certain Central Appalachia contract mine locations.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $22 million in purchased coal cost of goods sold and other charges in the 2007 period was primarily due to lower volumes purchased.

Produced gas cost of goods sold and other charges increased due primarily to a 21.6% increase in unit costs of goods sold and other charges and a 6.3% increase in volumes of produced gas sold.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	28.7	27.0	1.7	6.3%
Average Cost Per Thousand Cubic Feet	$2.20	$1.81	$0.39	21.6%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased salary labor and related employee costs, increased gas well maintenance costs, increased compressor rental costs, increased land broker costs and increased power costs. Salary labor and related employee costs increased $0.28 per thousand cubic feet due to the hiring of additional employees in the 2007 period. Compressor rental costs increased $0.19 per thousand cubic feet due to the increased number of rentals in emerging areas. Increased land broker charges of $0.03 per thousand cubic feet were the result of increased costs for expansion of our gas operations. Power costs per unit were $0.08 per thousand cubic feet higher due to increased megawatt hour rates charged by the power companies in the 2007 period. These increases in unit costs were offset, in part, by lower firm transportation costs per unit and lower gas well closing costs. Firm transportation costs per unit decreased $0.11 per thousand cubic feet in the period-to-period comparison. This improvement was due to the in-service of the Jewell Ridge Pipeline in October 2006. Also, gas well plugging costs decreased $0.06 due to an adjustment in the lives for the wells to coincide with the reserve reports. Produced gas cost of goods sold per unit also decreased by $0.02 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which were individually material.

Industrial supplies cost of goods sold decreased $2 million primarily due to lower sales volumes.

Closed and idle mine cost of goods sold and other charges increased approximately $7 million in the 2007 period compared to the 2006 period. This increase was primarily due to $8 million of increased expense in the 2007 period due to Shoemaker Mine being idled in the Spring of 2006. Also, the increase is attributable to higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were the result of updated engineering surveys. Survey adjustments resulted in $2 million of additional expense in the 2007 period for closed and idled locations compared to the results of the survey adjustments in the 2006 period. These increases were partially offset by $3 million of decreased expense due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Other cost of goods sold and other charges increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Incentive compensation	$29	$15	$14	93.3%
Stock-based compensation	17	6	11	183.3%
Miscellaneous transactions	40	40	—	—%

Total Miscellaneous Cost of Goods Sold and Other Charges	$86	$61	$25	41.0%

Incentive compensation expense increased $14 million due to higher projected amounts expected to be paid to employees for the 2007 period compared to the projected amounts expected for the 2006 period. Incentive compensation expense also increased due to the level of earnings achieved in the 2007 period compared to the projected 2007 annual earnings, compared to the level of earnings achieved in the 2006 period compared to the projected 2006 annual earnings. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Stock-based compensation expense increased $11 million as a result of additional awards granted in the 2007 period.

Miscellaneous cost of goods sold and other charges remained consistent in the period-to-period comparison.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.7	3.7	—	—%
Average Cost Per Thousand Cubic Feet	$6.27	$6.39	$(0.12)	(1.9)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CONSOL Energy on their behalf. The decrease in average cost per unit was the result of the majority of our sales being exposed to market prices, which were lower in the 2007 period as compared to the 2006 period.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	0.4	4.0	(3.6)	(90.0)%
Average Cost Per Thousand Cubic Feet	$6.45	$8.27	$(1.82)	(22.0)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees. In the 2006 period, purchased gas costs and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. As these contracts began to expire throughout 2006 they were reflected in transportation expense.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$87	$75	$12	16.0%

Selling, general and administrative costs have increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Wages and salaries	$16	$16	$—	—%
Professional, consulting and other purchased services	16	11	5	45.5%
Advertising and promotion	2	—	2	100.0%
Other	19	15	4	26.7%

Total Selling, General and Administrative	$53	$42	$11	26.2%

Wages and salaries have remained consistent in the period-to-period comparison.

Costs of professional, consulting and other purchased services were higher in the 2007 period compared to the 2006 period primarily due to $5 million of additional costs incurred by our 81.5% subsidiary, CNX Gas, related to a new computer system and legal fees associated with two legal cases.

Advertising and promotion expenses were $2 million higher in the 2007 period compared to the 2006 period due to an advertising campaign launched in the 2007 period to raise corporate awareness and recruit the next generation of employees.

Other selling, general and administrative costs increased $4 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Coal	$119	$120	$(1)	(0.8)%
Gas:
Production	15	12	3	25.0%
Gathering	9	6	3	50.0%

Total Gas	24	18	6	33.3%
Other	9	8	1	12.5%

Total Depreciation, Depletion and Amortization	$152	$146	$6	4.1%

The decrease in coal depreciation, depletion and amortization was primarily attributable to a reduction in depletion expense due to depletion of economic reserves at VP#8 Mine and decreased amortization due to decreased production in the 2007 period compared to the 2006 period. These decreases were offset, in part, by an increase in depreciation resulting from assets placed in service after the 2006 period. Assets placed in service after the 2006 period include various airshafts, longwall assets, haulage assets and various other projects completed at our mines.

The increase in gas production related depreciation, depletion and amortization was primarily due to an increase in units of production rates and increased production volumes period-to-period. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result of the effects of the Jewell Ridge lateral capital lease, which went into service in October 2006.

The $1 million increase in other depreciation, depletion and amortization was due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Interest expense increased in the 2007 period compared to the 2006 period due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Long-term secured notes	$15	$15	$—	—
Capitalized lease	4	1	3	300.0%
Interest on unrecognized tax benefits	2	—	2	100.0%
Other	(8)	(4)	(4)	(100.0)%

Total Interest Expense	$13	$12	$1	8.3%

Interest on long-term debt remained consistent in the period-to-period comparison.

In conjunction with the completion of the Jewell Ridge lateral pipeline in October 2006, CNX Gas entered into a 15-year firm transportation agreement with ETNG, a subsidiary of Duke Energy. Also, in April 2006, CONSOL Energy entered into an agreement for the acquisition of longwall equipment. These agreements were required to be treated as capital leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and accordingly incur interest expense each period.

CONSOL Energy began recording interest on unrecognized tax benefits as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (FIN 48) in the 2007 period. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Other interest expense decreased due to higher amounts of interest capitalized in the 2007 period compared to the 2006 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2007 period compared to the 2006 period.

Taxes other than income decreased primarily due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$78	$86	$(8)	(9.3)%
Gas	7	6	1	16.7%

Total Production Taxes	85	92	(7)	(7.6)%
Other taxes:
Coal	38	38	—	—%
Gas	2	2	—	—%
Other	6	6	—	—%

Other	46	46	—	—%

Total Taxes Other Than Income	$131	$138	$(7)	(5.1)%

Decreased coal production taxes are primarily due to lower severance taxes, black lung excise taxes and reclamation fee taxes attributable to decreased production. These improvements were offset, in part, by higher production taxes due to the increase in the average sales price for produced coal.

Increased gas production taxes are primarily due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

Other coal, gas and other taxes have remained consistent in the period-to-period comparison.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes and Minority Interest	$402	$376	$26	6.9%
Tax Expense	$122	$115	$7	6.1%
Effective Income Tax Rate	30.4%	30.7%	(0.3)%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective tax rate for the six months ended June 30, 2007 was calculated using the effective rate projection on recurring earnings and also includes discrete tax expense related to certain non-recurring transactions. The effective tax rate for the six months ended June 30, 2006 was calculated using the effective rate projection on recurring earnings. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 27, 2007, CONSOL Energy entered into an Amended and Restated five-year $1 billion senior secured credit facility, which replaced the $750 million credit facility. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement provides for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 17.15 to 1.00 at June 30, 2007. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.25 to 1.00 at June 30, 2007. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At June 30, 2007, the facility had no borrowings outstanding and $123 million of letters of credit outstanding, leaving $877 million of unused capacity.

In April 2007, CONSOL Energy and certain of our U.S. subsidiaries amended their existing trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The amended facility allows CONSOL Energy to receive on a revolving basis, up to $150 million, a $25 million increase over the previous facility. The amended facility also allows for the issuance of letters of credit against the $150 million capacity. At June 30, 2007, letters of credit outstanding against the facility were $127 million, which reduces the available borrowing capacity. No accounts receivable were removed from the consolidated balance sheet at June 30, 2007 because CNX Funding retained the total eligible accounts receivable.

CONSOL Energy’s letters of credit issued under both the revolving facility and the accounts receivable securitization facility have decreased by approximately $142 million at June 30, 2007 compared to December 31, 2006. This decrease was primarily due to a reduction of $118 million to the financial security required by the 1992 Fund. The reduction of security was due to the legislative change included in The Surface Mining Control and Reclamation Act Amendments of 2006. The new legislation requires certain annual transfers to be made from the Abandoned Mine Land (AML) program to the Combined Fund, 1992 Fund and the 1993 Fund. The current law was amended so that after a phase-in period, the new legislation removes the annual cap on the amount of interest to be transferred and requires annual transfers of AML Fund interest to the Combined Benefit Fund, 1992 Fund and 1993 Fund to pay the health care benefits of retirees whose employers have gone out of business. Previous to the legislative change, benefits of retirees whose employers have gone out of business have been paid by the surviving companies participating in the funds. Because this funding requirement will be eliminated after the phase in period, security required by the funds has been reduced.

In October 2005, CNX Gas, an 81.5% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was met at June 30, 2007. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was met at June 30, 2007. At June 30, 2007, this facility had approximately $15 million of letters of credit issued and had no outstanding borrowings, leaving approximately $185 million of unused capacity. As a result of entering into the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005 are also guarantors of CONSOL Energy’s 7.875% bonds.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net gain of $0.3 million (net of $0.2 million of deferred tax) at June 30, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the six months ended June 30, 2007 and 2006.

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

Cash Flows (in millions)

	2007	2006	Change
Cash flows from operating activities	$454	$349	$105
Cash used in investing activities	$(286)	$(284)	$(2)
Cash used in financing activities	$(86)	$(61)	$(25)

Cash flows from operating activities have increased primarily due to the following items:

•

Operating cash flows increased by approximately $28 million due to coal inventories. Coal inventories increased 0.2 million tons in the six months ended June 30, 2007 compared to an increase of 1.1 million tons in the six months ended June 30, 2006.

•	Operating cash flows fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•

Capital expenditures were $336 million in the 2007 period compared to $319 million in the 2006 period. Capital expenditures were higher in the 2007 period primarily due to the acquisition of certain coalbed methane and gas rights from Peabody Energy for $15 million plus various other acquisition costs, our enhanced gas well drilling program, and various other projects being completed. These increases were offset, in part, by a $25 million cash payment in the 2006 period related to the January 2006 acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group. Increased capital expenditures were also offset by lower expenditures related to the overland belt and new preparation plant at our Robinson Run Mine in the 2007 period compared to the 2006 period.

•

Proceeds from the sale of assets were $61 million in the 2007 period compared to $39 million in the 2006 period. Proceeds in the 2007 period are primarily due to $53 million of proceeds from the sale of certain western Kentucky coal to Alliance Resource Partners, L.P. Proceeds in the 2006 period were primarily due to the sale and subsequent lease-back of longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized.

Net cash used in financing activities changed primarily due to the following items:

•	In the 2007 period, CONSOL Energy paid $45 million to redeem its medium-term notes that were due in June 2007.

•

In the 2007 period, $5 million of cash was retained, compared to $36 million in the 2006 period, as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in the cost of goods sold on the financial statements.

•

In the 2007 period, approximately $26 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. As of June 30, 2007, we have repurchased 4,244,800 shares at an average price of $33.44 under this program. In the 2006 period, approximately $84 million of CONSOL Energy stock was repurchased.

•	$5 million of stock was issued in the 2007 period compared to $13 million issued in the 2006 period. Stock issuances in both periods were a result of stock option exercises.

The following is a summary of our significant contractual obligations at June 30, 2007 (in thousands):

Payments due by Year

	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$—	$—	$—	$—	$—
Gas Firm Transportation Obligation	7,402	14,597	11,148	19,358	52,505
Purchase Order Firm Commitments	11,089	—	—	—	11,089
Long-Term Debt	5,338	15,631	361,542	21,258	403,769
Capital Lease Obligations (a)	9,585	21,198	15,287	49,670	95,740
Operating Lease Obligations	38,984	72,237	36,437	127,706	275,364
Other Long-Term Liabilities (b)	313,280	526,380	507,057	2,159,928	3,506,645

Total Contractual Obligations (c)	$385,678	$650,043	$931,471	$2,377,920	$4,345,112

(a)	In conjunction with the completion of the Jewell Ridge lateral pipeline in October 2006, CNX Gas entered into a 15-year firm transportation agreement with ETNG, a subsidiary of Duke Energy, at pre- determined fixed rates. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets.
(b)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.
(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At June 30, 2007, CONSOL Energy had total long-term debt of $508 million outstanding, including current portion of long-term debt of $15 million. This long-term debt consisted of:

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

•

An aggregate principal amount of $12 million on a variable rate note that bears interest at the prime rate, or 8.25% at June 30, 2007. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•

An aggregate principal amount of $6 million on a rate note that bears interest at 8.16% at June 30, 2007. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $106 million of capital leases with an interest rate of 7.08% per annum.

At June 30, 2007, CONSOL Energy had no aggregate principal amounts of borrowings and approximately $123 million of letters of credit outstanding under the revolving credit facility.

At June 30, 2007, CNX Gas, an 81.5% subsidiary, had no aggregate principal amounts of borrowings and approximately $15 million of letters of credit outstanding under its revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,302 million at June 30, 2007 and $1,066 million at December 31, 2006. The increase was primarily attributable to net income for the six months ended June 30, 2007 and the amortization of unearned compensation associated with stock-based compensation awards. This increase was partially offset by repurchases under the CONSOL Energy share repurchase program, payment of dividends during the six months ended June 30, 2007 and the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). See Consolidated Statements of Stockholders’ Equity.

In December 2005, CONSOL Energy announced that we would begin a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. As of June 30, 2007, we have repurchased 4,244,800 shares at an average price of $33.44 under this program.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
July 27, 2007	$0.07	August 9, 2007	August 27, 2007
April 27, 2007	$0.07	May 8, 2007	May 29, 2007
January 26, 2007	$0.07	February 8, 2007	February 23, 2007

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s board of directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the board of directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more and our availability is less than $100 million. The leverage ratio was 0.25 to 1.00 and our availability was approximately $1.1 billion at June 30, 2007. The credit facility does not permit dividend payments in the event of default.

There were no defaults in the three or six months ended June 30, 2007.

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

Recent Accounting Pronouncements

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP amends paragraph 10 of Interpretation 39 to permit entities to offset fair value amounts recognized for either a receivable representing the right to reclaim cash collateral or a payable representing an obligation to return cash collateral, if such receivable or payable arises from derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 also requires entities to make an accounting policy decision to offset fair value amounts in accordance with FIN 39-1 and apply the policy consistently. An entity may not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

In November 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that companies should recognize the income tax benefit realized from dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and charged to retained earnings under Statement 123(R) as additional paid-in capital. EITF 06-11 is effective for financial statements issued for fiscal years beginning after September 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FAS 115” (SFAS 159). SFAS 159 permits all entities to choose to measure certain eligible assets and liabilities at fair value and would enable entities to mitigate volatility in earnings caused by measuring related assets and liabilities differently. The Statement attempts to improve financial reporting as it establishes presentation and disclosure requirements specific to the fair value method. The required disclosures are aimed at enhancing the comparability of financial information between entities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is permitted provided the entity also elects to apply the provisions of SFAS 157. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

Forward-Looking Statements

We are including the following cautionary statement in this document to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, various statements in this document, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” "would," "will," “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, uncertainties and contingencies include, but are not limited to, the following:

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

Sensitivity analyses of the incremental effects on pre-tax income for the six months ended June 30, 2007 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of June 30, 2007 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$31.7	$80.1

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2007 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a net gain of $0.3 million (net of $0.2 million of deferred tax) at June 30, 2007. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2007, CONSOL Energy had $496 million aggregate principal amount of debt outstanding under fixed-rate instruments and $12 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings outstanding at June 30, 2007. Due to the level of borrowings against this facility in the six months ended June 30, 2007, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2007 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There was no changes during the fiscal quarter covered by this Quarterly Report on Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2007 CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors, (2) ratifying the retention of PricewaterhouseCoopers LLP as CONSOL Energy’s independent accountants for the year ending December 31, 2007, (3) approving an amendment to the CONSOL Energy Equity Incentive Plan, and (4) considering a shareholder proposal regarding climate change.

(1) Shareholders elected the following directors and the vote tabulation for each individual director was as follows:

Nominee	Votes For	Votes Withheld
John Whitmire	152,388,269	1,047,346
J. Brett Harvey	152,098,315	1,337,300
James E. Altmeyer, Sr.	90,173,258	63,262,357
William E. Davis	152,397,199	1,038,416
Raj K. Gupta	152,395,444	1,040,171
Patricia A. Hammick	151,959,104	1,476,511
David C. Hardesty, Jr.	151,513,994	1,921,621
John T. Mills	151,971,825	1,463,790
William P. Powell	151,959,096	1,476,519
Joseph T. Williams	152,390,853	1,044,762

There were no abstentions and broker non-votes with respect to the election of directors.

(2) The proposal to ratify the appointment of PricewaterhouseCoopers LLP as CONSOL Energy’s independent accountants for the year ending December 31, 2007 was approved by a vote of the shareholders. The number of votes cast for this proposal was 151,832,254 and the number of votes cast against this proposal was 723,036. There were 880,324 abstentions and 1 broker non-vote on this matter.

(3) The proposal to amend Section 8 of the CONSOL Energy Equity Incentive Plan to include the criteria applicable to performance awards intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, among other matters, was approved by a vote of the shareholders. The number of votes cast for this proposal was 122,000,071 and the number of votes cast against this proposal was 3,405,481. There were 2,287,256 abstentions and 25,742,807 broker non-votes on this matter.

(4) The shareholder proposal regarding a climate change report of carbon dioxide and other emissions from CONSOL Energy's current and proposed power plant operations was not approved by a vote of the shareholders. The number of votes cast for this proposal was 7,438,894 and the number of votes cast against this proposal was 102,545,064. There were 17,709,750 abstentions and 25,741,907 broker non-votes on this matter.

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

3.3	Third and Amended and Restated Bylaws dated as of May 1, 2007 incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 7, 2007.

4.10	Supplemental Indenture No. 8 dated as of May 7, 2007 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.103	First Amendment to Purchase and Sale Agreement dated as of April 30, 2007, entered into among CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc., each an “Originator” and CNX Funding Corporation.

10.104	Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2007, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Marine Terminals Inc., Market Street Funding LLC, Liberty Street Funding LLC, PNC Bank, National Association, and the Bank of Nova Scotia.

10.105	Amended and Restated Credit Agreement, dated as of June 27, 2007 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), The Bank of Nova Scotia, Bank of America, N.A., and Union Bank of California, N.A., each in its capacity as a co-syndication agent, and PNC Bank, National Association and Citicorp North America, Inc., in their capacity as co- administrative agents for the Lenders under the Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 3, 2007.

10.106	Short-Term Incentive Compensation Plan, as amended and restated.

10.107	Amended and Restated Long-Term Incentive Program.

10.108	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007.

10.109	Letter Agreement, effective as of July 25, 2007, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: August 1, 2007

By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ WILLIAM J. LYONS
William J. Lyons,
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

3.3	Third and Amended and Restated Bylaws dated as of May 1, 2007 incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 7, 2007.

4.10	Supplemental Indenture No. 8 dated as of May 7, 2007 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.103	First Amendment to Purchase and Sale Agreement dated as of April 30, 2007, entered into among CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc., each an “Originator” and CNX Funding Corporation.

10.104	Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2007, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Marine Terminals Inc., Market Street Funding LLC, Liberty Street Funding LLC, PNC Bank, National Association, and the Bank of Nova Scotia.

10.105	Amended and Restated Credit Agreement, dated as of June 27, 2007 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), The Bank of Nova Scotia, Bank of America, N.A., and Union Bank of California, N.A., each in its capacity as a co-syndication agent, and PNC Bank, National Association and Citicorp North America, Inc., in their capacity as co- administrative agents for the Lenders under the Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 3, 2007.

10.106	Short-Term Incentive Compensation Plan, as amended and restated.

10.107	Amended and Restated Long-Term Incentive Program.

10.108	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007.

10.109	Letter Agreement, effective as of July 25, 2007, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.