Form 10-Q
period 2007-09-30
CONSOL ENERGY INC
filed 2007-11-01
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 23, 2007
Common stock, $0.01 par value	181,445,679

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales—Outside	$791,981	$747,898	$2,504,408	$2,441,149
Sales—Gas Royalty Interests	10,175	13,221	36,841	41,714
Sales—Purchased Gas	821	9,076	3,297	41,206
Freight—Outside	44,707	38,239	132,007	113,007
Other Income	20,692	34,918	167,006	124,427

Total Revenue and Other Income	868,376	843,352	2,843,559	2,761,503
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	634,852	555,822	1,745,258	1,628,147
Gas Royalty Interests’ Costs	8,525	10,781	31,663	34,400
Purchased Gas Costs	496	9,340	2,988	42,091
Freight Expense	44,707	38,239	132,007	113,007
Selling, General and Administrative Expense	26,623	25,062	79,171	67,053
Depreciation, Depletion and Amortization	82,402	72,824	234,880	219,088
Interest Expense	5,820	5,685	19,257	17,791
Taxes Other Than Income	60,064	57,145	190,816	195,301

Total Costs	863,489	774,898	2,436,040	2,316,878

Earnings Before Income Taxes and Minority Interest	4,887	68,454	407,519	444,625
Income Taxes	4,506	13,208	126,964	128,567

Earnings Before Minority Interest	381	55,246	280,555	316,058
Minority Interest	(5,765)	(6,962)	(19,560)	(22,524)

Net Income	$(5,384)	$48,284	$260,995	$293,534

Basic Earnings Per Share	$(0.03)	$0.26	$1.43	$1.60

Dilutive Earnings Per Share	$(0.03)	$0.26	$1.41	$1.58

Weighted Average Number of Common Shares Outstanding:
Basic	181,866,727	183,246,777	182,123,133	183,597,117

Dilutive	181,866,727	185,555,687	184,517,283	185,850,322

Dividends Paid Per Share	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2007	December 31, 2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$78,696	$223,883
Accounts and Notes Receivable:
Trade	190,960	303,175
Other Receivables	58,458	51,890
Inventories	165,527	149,307
Deferred Income Taxes	123,592	117,231
Recoverable Income Taxes	—	1,278
Prepaid Expenses	81,124	67,732

Total Current Assets	698,357	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	8,782,244	7,849,936
Less—Accumulated Depreciation, Depletion and Amortization	3,980,789	3,809,649

Total Property, Plant and Equipment—Net	4,801,455	4,040,287
Other Assets:
Deferred Income Taxes	379,407	507,996
Investment in Affiliates	92,462	84,219
Other	104,741	116,334

Total Other Assets	576,610	708,549

TOTAL ASSETS	$6,076,422	$5,663,332

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$239,606	$225,060
Short-Term Notes Payable	181,000	—
Current Portion of Long-Term Debt	16,964	59,518
Accrued Income Taxes	38,318	—
Other Accrued Liabilities	463,337	455,546

Total Current Liabilities	939,225	740,124
Long-Term Debt:
Long-Term Debt	398,163	391,983
Capital Lease Obligations	91,535	100,762

Total Long-Term Debt	489,698	492,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,259,996	2,252,115
Pneumoconiosis Benefits	199,151	184,424
Mine Closing	408,550	389,896
Workers’ Compensation	135,614	121,337
Deferred Revenue	4,636	13,106
Salary Retirement	39,207	113,944
Reclamation	27,120	26,461
Other	174,608	127,370

Total Deferred Credits and Other Liabilities	3,248,882	3,228,653
Minority Interest	157,102	135,659

Total Liabilities and Minority Interest	4,834,907	4,597,181
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 185,126,526 Issued and 181,246,015 Outstanding at September 30, 2007; 185,126,526 Issued and 182,654,629 Outstanding at December 31, 2006	1,851	1,851
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	946,318	921,881
Retained Earnings	803,267	600,541
Other Comprehensive Loss	(371,369)	(375,717)
Common Stock in Treasury, at Cost—3,880,511 Shares at September 30, 2007 and 2,471,897 Shares at December 31, 2006	(138,552)	(82,405)

Total Stockholders’ Equity	1,241,515	1,066,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,076,422	$5,663,332

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance—December 31, 2006	$1,851	$921,881	$600,541	$(375,717)	$(82,405)	$1,066,151

(Unaudited)
Net Income	—	—	260,995	—	—	260,995
Treasury Rate Lock (Net of $39 tax)	—	—	—	(62)	—	(62)
Amortization of Prior Service Costs and Actuarial Gains (Loss) (Net of $1,359 tax)	—	—	—	(2,727)	—	(2,727)
Pension Settlement Accounting (Net of $1,062 tax)	—	—	—	2,132	—	2,132
Minority Interest in Other Comprehensive Income and Stock-based Compensation of Gas	—	—	—	(1,183)	—	(1,183)
Gas Cash Flow Hedge (Net of $3,640 tax)	—	—	—	6,549	—	6,549
FAS 158 Long-Term Liability Adjustments	—	—	—	(361)	—	(361)

Comprehensive Income (Loss)	—	—	260,995	4,348	—	265,343
Cumulative Effect of FASB Interpretation No. 48 Adoption	—	—	(3,202)	—	—	(3,202)
Issuance of Treasury Stock	—	—	(16,785)	—	23,985	7,200
Purchases of Treasury Stock	—	—	—	—	(80,132)	(80,132)
Tax Benefit from Stock-Based Compensation	—	6,358	—	—	—	6,358
Amortization of Stock-Based Compensation Awards	—	18,079	—	—	—	18,079
Dividends ($0.21 per share)	—	—	(38,282)	—	—	(38,282)

Balance—September 30, 2007	$1,851	$946,318	$803,267	$(371,369)	$(138,552)	$1,241,515

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net Income	$260,995	$293,534
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	234,880	219,088
Stock-based Compensation	20,496	10,325
Gain on the Sale of Assets	(109,898)	(5,476)
Change in Minority Interest	19,560	22,524
Amortization of Mineral Leases	3,546	4,069
Deferred Income Taxes	63,643	10,424
Equity in Earnings of Affiliates	(5,209)	(669)
Changes in Operating Assets:
Accounts Receivable Securitization	113,300	—
Accounts and Notes Receivable	34,941	(5,533)
Inventories	10,480	(40,895)
Prepaid Expenses	(9,180)	(21,714)
Changes in Other Assets	19,977	308
Changes in Operating Liabilities:
Accounts Payable	11,822	(23,960)
Other Operating Liabilities	(21,063)	(45,290)
Changes in Other Liabilities	(52,182)	16,213
Other	(73)	6,349

Net Cash Provided by Operating Activities	596,035	439,297

Investing Activities:
Capital Expenditures	(514,911)	(494,167)
Additions to Mineral Leases	(10,733)	(5,670)
Acquisition of AMVEST, net of cash received	(296,659)	—
Net Investment in Equity Affiliates	(3,034)	(1,402)
Purchase of CNX Gas Stock	(10,000)	—
Proceeds from Sales of Assets	64,287	44,028

Net Cash Used in Investing Activities	(771,050)	(457,211)

Financing Activities:
Payments on Miscellaneous Borrowings	(1,316)	(4,093)
Proceeds from Revolver	181,000	—
Payments on Long Term Notes	(45,000)	—
Tax Benefit from Stock-Based Compensation	6,358	37,878
Dividends Paid	(38,282)	(38,631)
Issuance of Treasury Stock	7,200	12,777
Purchases of Treasury Stock	(80,132)	(116,450)
Stock Options Exercised	—	1,362

Net Cash Provided by (Used in) Financing Activities	29,828	(107,157)

Net Decrease in Cash and Cash Equivalents	(145,187)	(125,071)
Cash and Cash Equivalents at Beginning of Period	223,883	340,640

Cash and Cash Equivalents at End of Period	$78,696	$215,569

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been reflected in the interim period’s presentation. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for future periods.

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

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1), which amended certain provisions in the American Institute of Certified Public Accountants (AICPA) Industry Audit Guide, Audits of Airlines (Airline Guide), and Accounting Principles Board Opinion No. 28: Interim Financial Reporting. The Board rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. The guidance in FSP AUG AIR-1 has been applied to the three and nine month periods ended September 30, 2007 using the direct expense method of accounting for planned major maintenance activities. The guidance in FSP AUG AIR-1 also requires this approach to be applied retrospectively for all financial statements presented, unless it is impracticable to do so. Accordingly, we have reflected these adjustments in the financial statements presented. The following represents the changes that were made from the previously reported September 30, 2006 financial information:

	For the Three Months Ended September 30, 2006			For the Nine Months Ended September 30, 2006
	As Previously Presented	Adjustment	Restated Amounts	As Previously Presented	Adjustment	Restated Amounts
Income Statement Changes:
Cost of Goods Sold and Other Operating Charges	$552,132	$3,690	$555,822	$1,645,652	$(17,505)	$1,628,147
Total Costs	$771,208	$3,690	$774,898	$2,334,383	$(17,505)	$2,316,878
Earnings Before Income Taxes and Minority Interest	$72,414	$(3,960)	$68,454	$427,120	$17,505	$444,625
Income Taxes	$14,597	$(1,389)	$13,208	$123,631	$4,936	$128,567
Earnings Before Minority Interest	$57,547	$(2,301)	$55,246	$303,489	$12,569	$316,058
Net Income	$50,585	$(2,301)	$48,284	$280,965	$12,569	$293,534
Earnings Per Share:
Basic	$0.28	$(0.02)	$0.26	$1.53	$0.07	$1.60
Dilutive	$0.27	$(0.01)	$0.26	$1.51	$0.07	$1.58

	At September 30, 2006
Balance Sheet Changes:
Deferred Income Taxes Current	$142,343	$66	$142,409
Total Current Assets	$919,478	$66	$919,544
Deferred Income Taxes Long-Term	$338,722	$(1,849)	$336,873
Total Other Assets	$528,100	$(1,849)	$526,251
Total Assets	$5,275,165	$(1,783)	$5,273,382
Accrued Income Taxes	$28,219	$3,155	$31,374
Other Accrued Liabilities	$528,160	$(17,505)	$510,655
Total Current Liabilities	$788,129	$(14,350)	$773,779
Total Liabilities and Minority Interests	$4,037,183	$(14,350)	$4,022,833
Retained Earnings	$486,543	$12,569	$499,112
Total Stockholders’ Equity	$1,237,980	$12,569	$1,250,549

Although this guidance affects the 2006 interim financial results of CONSOL Energy, it will not affect the 2006 annual financial results. The adjustments did not change previously reported September 30, 2006 net cash provided by or used in operating, investing or financing activities on the Consolidated Statement of Cash Flows.

Certain reclassifications of 2006 data have been made to conform to the nine months ended September 30, 2007 classifications. The reclassifications include the netting of firm transportation obligations previously reported in prepaid expenses and other accrued liabilities.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that stock units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. As a result of the net loss for the three months ended September 30, 2007, no options or units were included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 1,174,561 shares of common stock were outstanding for the nine month period ended September 30, 2007, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 756,807 shares of common stock were outstanding for the three and nine month periods ended September 30, 2006, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income (Loss)	$(5,384)	$48,284	$260,995	$293,534

Average shares of common stock outstanding:
Basic	181,866,727	183,246,777	182,123,133	183,597,117
Effect of stock-based compensation plans	—	2,308,910	2,394,150	2,253,205

Dilutive	181,866,727	185,555,687	184,517,283	185,850,322

Earnings per share:
Basic	$(0.03)	$0.26	$1.43	$1.60

Dilutive	$(0.03)	$0.26	$1.41	$1.58

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

On July 31, 2007, CONSOL Energy acquired AMVEST Corporation and certain subsidiaries and affiliates (AMVEST) for a cash payment, net of cash acquired, of $296,659 in a transaction accounted for under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” The coal reserves acquired consist of approximately 200 million tons of high quality, low sulfur steam and high-volatile metallurgical coal. Also included in the acquisition were four coal preparation plants, several fleets of modern mining equipment and a common short-line railroad that connects the coal preparation plants to the CSX and Norfolk and Southern rail interchanges. The results of operations of the acquired entities are included in CONSOL Energy’s Consolidated Statement of Income as of August 1, 2007.

The AMVEST acquisition, when combined with CONSOL Energy’s adjacent coal reserves, creates a large contiguous block of coal reserves in the Central Appalachian region. Also, included in the acquisition was a highly-skilled workforce proficient in Central Appalachian surface mining. This workforce combined with CONSOL Energy’s underground mining expertise will allow us to build and transfer knowledge among operations to focus the best skill sets to development requirements of the various parts of this reserve block.

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on the fair values of assets and liabilities at acquisition date. CONSOL Energy continues to evaluate assets and liabilities assumed, the results of this process may lead to adjustments to the purchase price allocation shown below. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Assets
Current Assets:
Cash and Cash Equivalents	$7,028
Accounts and Notes Receivable:
Trade	21,251
Other Receivables	14,969
Inventories	17,827
Prepaid Expenses	937

Total Current Assets	62,012
Property, Plant and Equipment:	460,880
Other Assets:
Other	337

Total Other Assets	337

Total Assets	$523,229

Liabilities
Current Liabilities:
Accounts Payable	$12,535
Accrued Income Taxes	43,060
Other Accrued Liabilities	23,778

Total Current Liabilities	79,373

Deferred Credits and Other Liabilities:
Deferred Income Taxes	103,811
Postretirement Benefits Other Than Pensions	2,130
Pneumoconiosis Benefits	8,055
Mine Closing	16,705
Workers’ Compensation	1,744
Reclamation	2,239
Other	5,484

Total Deferred Credits and Other Liabilities	140,168

Total Liabilities	219,541

Net Assets Acquired	$303,688

The unaudited pro forma results presented below are prepared as if the transaction occurred at the beginning of each period presented:

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Total Revenue and Other Income	$889,124	$920,959	$2,983,508	$2,966,961

Earnings Before Income Taxes	$13,628	$79,542	$422,338	$470,139

Net Income	$1,056	$56,245	$271,912	$311,853

Basic Earnings Per Share	$0.01	$0.31	$1.50	$1.70

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of the interest in these entities had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

In July 2007, CONSOL Energy, through a subsidiary, completed the acquisition of Piping & Equipment, Inc. for a cash payment, net of cash acquired, of $16,914. This amount is included in capital expenditures in cash used in investing activities on the Consolidated Statement of Cash Flow. Piping & Equipment, Inc. is a pipe, valve and fittings supplier with eight locations in Florida, Alabama, Louisiana and Texas. The fair value of merchandise for resale acquired in this acquisition is $9,531 and is included in inventory on the Consolidated Balance Sheet. The pro forma results for this acquisition are not significant to CONSOL Energy’s financial position.

During the three months ended September 30, 2007, CONSOL Energy purchased $10,000 of CNX Gas stock on the open market at an average price of $26.87 per share. The purchase of these 372,000 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.5% to 81.7%.

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

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and nine months ended September 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$2,754	$3,952	$8,261	$11,855	$2,747	$2,523	$8,241	$7,570
Interest cost	7,201	7,062	21,478	21,186	34,814	32,416	104,396	97,249
Expected return on plan assets	(7,688)	(6,531)	(22,936)	(19,593)	—	—	—	—
Settlement loss	—	21,809	3,192	21,809	—	—	—	—
Amortization of prior service costs (credit)	(279)	(271)	(836)	(814)	(12,750)	(14,156)	(38,251)	(42,464)
Recognized net actuarial loss	3,122	4,171	9,366	12,514	15,307	16,077	45,923	48,226

Net periodic benefit cost	$5,110	$30,192	$18,525	$46,957	$40,118	$36,860	$120,309	$110,581

Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. There was no settlement loss recognized in the three months ended September 30, 2007. CONSOL Energy recognized a settlement loss of $3,192 in the nine months ended September 30, 2007. CONSOL Energy recognized a settlement loss of $21,809 in the three and nine months ended September 30, 2006. The settlement loss was included in costs of goods sold and other operating charges and selling, general and administrative expenses.

For the three month and nine month periods ended September 30, 2007, $80,695 and $84,794 of pension benefits have been paid. CONSOL Energy presently does not anticipate contributing any additional funds to the pension trust in 2007.

We do not expect to contribute to the other post employment benefit plan in 2007. We intend to pay benefit claims as they become due. For the three and nine month periods ended September 30, 2007, $34,195 and $101,748 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$1,412	$1,490	$4,234	$4,472	$7,415	$7,574	$22,244	$22,721
Interest cost	2,935	3,017	8,636	9,051	2,095	2,092	6,253	6,276
Amortization of actuarial gain	(5,775)	(5,462)	(17,325)	(16,387)	(988)	(692)	(2,965)	(2,075)
State administrative fees and insurance bond premiums	—	—	—	—	2,024	2,352	5,903	5,655
Legal and administrative costs	675	675	2,025	2,025	815	872	2,445	2,616

Net periodic (benefit) cost	$(753)	$(280)	$(2,430)	$(839)	$11,361	$12,198	$33,880	$35,193

CONSOL Energy does not expect to contribute to the CWP plan in 2007. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2007, $2,772 and $7,940 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2007. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2007, $10,561 and $31,039 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Nine Months Ended September 30,
	2007		2006
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$142,632	35.0%	$154,428	35.0%
Excess tax depletion	(38,356)	(9.4)	(41,056)	(9.3)
Effect of domestic production activities deduction	(1,504)	(0.4)	(1,896)	(0.4)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	1,169	0.3	1,206	0.3
Effect of 2006 federal tax accrual to tax return reconciling adjustment	4,172	1.0	—	—
Net effect of state tax	16,177	4.0	15,576	3.5
Other	2,674	0.6	309	0.2

Income Tax Expense / Effective Rate	$126,964	31.1%	$128,567	29.3%

The effective tax rate for the nine months ended September 30, 2007 was calculated using the effective rate projection on recurring earnings and also includes tax expense related to certain discrete transactions. The nine months ended September 30, 2007 also includes $4,172 of expense related to the actualization of the 2006 accrual to the federal income tax returns that were filed in September 2007. The effective tax rate for the nine months ended September 30, 2006 was calculated using the effective rate projection on recurring earnings.

CONSOL Energy adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits upon adoption, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. During the three months ended September 30, 2007, CONSOL Energy recognized an increase of $10,000 in the liability for unrecognized tax benefits as a result of tax positions taken during the current period, and uncertain tax positions identified upon the acquisition of AMVEST Corporation and related subsidiaries (AMVEST). Of the total increase in the liability for unrecognized tax benefits, $7,500 results from an increase in uncertain tax positions related to temporary differences, similar to those positions currently under examination, which have been generated by current operations. The remainder of the increase in the liability, $2,500, is attributable to uncertain tax positions recognized as a result of the acquisition of AMVEST. Recognition of these liabilities had no impact on net income for the period ending September 30, 2007.

The total amount of unrecognized tax benefits as of September 30, 2007 and January 1, 2007 were $61,000 and $50,000, respectively. If these unrecognized tax benefits were recognized, approximately $10,000 and $13,200 respectively would affect CONSOL Energy’s effective income tax rate.

CONSOL Energy and its subsidiaries file income tax returns in the U. S. federal, various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced an examination of CONSOL Energy’s U.S. 2004 and 2005 income tax returns in 2006 that is anticipated to be completed by the end of 2008. As of September 30, 2007, the IRS has not proposed any significant adjustments relating to CONSOL Energy’s tax positions.

The IRS’ examination of the Company’s 2002 and 2003 tax returns has been substantially completed with one issue currently under review by the Appeals Division. Management is currently evaluating the merits of its position regarding the issue in dispute, and does not anticipate that the adjustment would result in a material change to its financial statements. However, we anticipate that it is reasonably possible that an additional payment of approximately $1,600 of interest related to the issue will be made by the end of 2007.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of September 30, 2007 and January 1, 2007, the Company had an accrued liability of $7,000 and $5,000, respectively for interest related to uncertain tax positions. The accrued interest liability includes $2,000 that was recorded in the Company’s statement of operations for the nine months ended September 30, 2007.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of September 30, 2007 and January 1, 2007, CONSOL had an accrued liability of approximately $1,200 for tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	September 30, 2007	December 31, 2006
Coal	$50,913	$51,238
Merchandise for resale	25,577	18,298
Supplies	89,037	79,771

Total Inventories	$165,527	$149,307

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION

In April 2007, CONSOL Energy and certain of our U.S. subsidiaries amended their existing trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The amended facility allows CONSOL Energy to receive on a revolving basis, up to $150,000, a $25,000 increase over the previous facility. The amended facility also allows for the issuance of letters of credit against the $150,000 capacity. At September 30, 2007, there were no letters of credit outstanding against the facility.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $1,231 and $1,420 for the three and nine months ended September 30, 2007, respectively. Costs associated with the receivables facility totaled $42 and $295 for the three and nine months ended September 30, 2006, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012.

At September 30, 2007 and December 31, 2006, eligible accounts receivable totaled approximately $131,400 and $119,900, respectively. The subordinated retained interest approximated $18,100 and $119,900 at September 30, 2007 and December 31, 2006, respectively. Accounts receivables totaling $113,300 were removed from the Consolidated Balance Sheet at September 30, 2007. At September 30, 2006, no accounts receivable were removed from the Consolidated Balance Sheet because CNX Funding retained the total eligible accounts receivable. CONSOL Energy’s $113,300 reduction in accounts receivable securitization program for the nine months ended September 30, 2007 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

The key economic assumptions used to measure the retained interest at the date of the securitization for all such sales completed in 2007 were a discount rate of 6.07% and an estimated life of 32 days. At September 30, 2007 an increase in the discount rate or estimated life of 10% and 20% would have reduced the fair value of the retained interest by $69 and $137, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumption to the change in fair value may not be linear. Also, in this example, the effect of a variation in a particular assumption on the fair value of the subordinated retained interest is calculated without changing any other assumption. Changes in any one factor may result in changes in others.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	September 30, 2007	December 31, 2006
Plant & equipment	$5,060,570	$4,548,030
Coal properties and surface lands	1,487,484	1,118,083
Airshafts	920,985	885,103
Mine development	492,169	488,808
Leased coal lands	458,131	451,585
Advance mining royalties	362,905	358,327

Total gross	8,782,244	7,849,936
Less: Accumulated depreciation, depletion and amortization	3,980,789	3,809,649

Total Net Property, Plant and Equipment	$4,801,455	$4,040,287

NOTE 9—DEBT:

On June 27, 2007, CONSOL Energy and certain of its subsidiaries entered into an Amended and Restated five-year $1,000,000 senior secured credit facility, which replaces the $750,000 credit facility entered into on April 1, 2005. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement provides for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 15.95 to 1.00 at September 30, 2007. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.18 to 1.00 at September 30, 2007. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At September 30, 2007, the $1,000,000 facility had $181,000 of borrowings outstanding and $246,579 of letters of credit outstanding, leaving $572,421 of capacity available for borrowings and the issuance of letters of credit.

In October 2005, CNX Gas entered into a five-year $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.0 to 1.0, measured quarterly. The leverage ratio was 0.08 to 1.00 at September 30, 2007. The facility also includes a minimum interest coverage ratio of no less than 3.0 to 1.0, measured quarterly. This ratio was 61.38 to 1.00 at September 30, 2007. At September 30, 2007, the CNX Gas credit agreement had no borrowings outstanding and $14,933 of letters of credit outstanding, leaving $185,067 of capacity available for borrowings and the issuance of letters of credit.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy and its subsidiaries is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of

CONSOL Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three and nine months ended September 30, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

In October 2005, CDX Gas, LLC (CDX) alleged that certain of CNX Gas’ vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that CNX Gas enter into a business arrangement with them to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells CNX Gas drilled utilizing the technology allegedly covered by their patents. A number of our wells, particularly in Northern Appalachia, could be covered by their claim. CNX Gas denies all of these allegations and we are vigorously contesting them. On November 14, 2005, CNX Gas filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania, seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that CNX Gas infringe certain claims of their patents. A hearing was held before a Court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the Court on October 13, 2006. As a result of that order and subject to appellate review, certain of CNX Gas wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled through August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. CNX Gas believes that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. Cross-motion for summary judgment as to infringement, invalidity and unenforceability have been filed and briefed by CNX Gas and CDX and are before a Special Master for decision in the form of a report and recommendation to the District Court. CNX Gas continues to believe that it did not infringe any properly construed claim of any valid, enforceable patent. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward

Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. The current estimated cost of remedial action including payment of the EPA’s past and future cost is approximately $20,000. There was no expense recognized in the three months ended September 30, 2007 and $1,420 reduction of expense recognized in the nine months ended September 30, 2007 related to this matter. CONSOL Energy funded $520 in the three and nine months ended September 30, 2007 to an independent trust established for this remediation. CONSOL Energy has funded $3,023 since inception of the independent trust established for this remediation. The remaining liability of $3,378 is included in other accrued liabilities at September 30, 2007. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $3,420, of which $16 has been collected to date. Accordingly, an asset has been included in other assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve months. In addition, the EPA has advised the PRPs that it has completed its investigation of additional areas of potential contamination allegedly related to the Ward Transformer site and published the proposed remedial action plan for public comment. Special notice letters to PRPs have not yet been completed. We are currently working with the EPA in an effort to have special notice letters sent to a large group of PRPs, of which it is probable we will be named. There was $1,000 of expense recognized in the three and nine months ended September 30, 2007 related to the additional areas of Ward Transformer. The related liability is included in other accrued liabilities at September 30, 2007. Until the remediation determination is completed, a specific range of potential exposure is not possible to estimate. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the removal of naturally accumulating water from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company, and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action is related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. Plaintiffs have amended the original complaint to assert additional damage claims of up to $3,252,000, and punitive damages in the amount of $350,000, plus interest, costs, and attorneys’ fees, against CCC and have added CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants asserting additional damage claims of $150,000 against those defendants. The plaintiffs in the Yukon Action have moved to amend their Complaint again, and the amendment likely will be permitted by the Court. The amendment seeks primarily to correct defects in the current version of their Complaint and to add a count seeking a declaratory judgment that certain agreements between ICCC and CCC are void. With respect to this action, we believe we had, and continue to have, the right to store water in these areas. The named defendants deny liability and intend to vigorously defend this action; consequently, we have not recognized any liability related to these claims. However, it is reasonably possible that payments in the future, or the issuance of an injunction, with respect to the pending claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claimed the water would adversely affect its remaining coal reserves and coalbed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Court for a temporary restraining order prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Court denied. Subsequently, the court entered an order declaring the parties’ rights under lease, deciding that CCC has the right to store water in the VP3 mine void and dismissed the action. The Virginia Supreme Court has allowed an appeal of that order. We believe that CCC has the right to deposit the water in that void area. CCC intends to vigorously defend any appeal of this action; consequently, we have not recognized any liability related to this action. However, if an injunction were to be issued, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CCC has obtained revisions to its environmental permit from the Division of Mined Land Reclamation (“DMLR”) of the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3, and to permit it in the future to discharge mine water into the nearby Levisa River under controlled conditions. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia, Buchanan County, and others have requested the DMME to reconsider the permit revision issued by DMLR. Requests for temporary relief to prevent CCC from constructing and operating pursuant to the permit revisions pending a final hearing before the DMME have been rejected by the Director of DMME. The hearing to be conducted by the Director of the DMME through a Hearing Officer appointed by the Supreme Court of Virginia has not yet been scheduled. In addition, the Virginia Marine Resources Commission (the “VMRC”) conducted a public hearing and issued a permit authorizing CCC to install a “diffuser” buried on the bottom of the Levisa River, which was the last permit required before the discharge could commence, consistent with the conditions of CCC’s DMLR permit revisions. The diffuser and related project elements have been constructed and no appeal was taken from the decision of the VMRC. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia seeking to enjoin DMLR and DMME from issuing the permit revisions, which were ultimately issued in September 2006 and are the subject of the administrative appeal to the Director of DMME described above. The Levisa Action plaintiff filed a nearly identical action. In addition, both the Levisa and Yukon Plaintiffs filed suits against DMME and CCC after the DMLR permit revisions were issued in September 2006. After motions to dismiss were filed, the Plaintiffs' actions were subsequently nonsuited. However, by letter of December 31, 2006 the plaintiffs in the Yukon action notified DMME that they may file a similar action challenging DMME’s issuance of the revised permit and the VP3 permit. To date, no action has been filed; however, should one be filed, CONSOL will likely seek to intervene in any such action unless it is also named as a defendant. In addition, Buchanan County, Virginia on August 31, 2006 commenced an action against CCC in the Circuit Court of Buchanan County, Virginia seeking to enjoin any discharge by CCC of mine water into the Levisa River notwithstanding the permit issued to CCC by DMME. That action was removed to the United States District Court for the Western District of Virginia and was subsequently dismissed without prejudice and has not been refiled.

We believe that CCC had and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines, including VP3. We also believe DMME properly issued environmental permits to CCC authorizing it to deposit naturally accumulating water from the Buchanan Mine into VP3 as well as discharging water into the Levisa River under the controlled conditions established by the permits. CCC and the other CONSOL defendants deny all liability and intend to vigorously defend the actions filed against them. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if a temporary restraining order or an injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CNX Gas Company LLC is a party to a case captioned Geomet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia. CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the Circuit Court entered an Order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The Order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating, or maintaining its pipeline on the property. The Court stayed the portion of its Order that required GeoMet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. GeoMet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the Circuit Court’s Order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. The remaining portions of the May 23, 2007 order have been certified for interlocutory appeal to the Virginia Supreme Court. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. We cannot predict the ultimate outcome of this litigation; however, payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, subsidiaries of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and has tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek have filed motions to dismiss all counts of the complaint. CONSOL Energy believes this lawsuit to be without merit and intends to vigorously defend it. However, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

We expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 as a result of the higher per beneficiary premium rate calculated by the Commissioner of Social Security and retroactively imposed by the Combined Benefit Fund for beneficiaries assigned to CONSOL Energy and its subsidiaries. Additionally, CONSOL Energy expensed approximately $2,000 related to the higher per beneficiary premium rate for the plan year beginning October 1, 2004. The higher per beneficiary premium rate was imposed as a result of court decisions issued prior to June 10, 2003 arising from litigation over the formula used in the calculation of the annual per beneficiary premium rate owed by assigned operators, including subsidiaries of CONSOL Energy, to the Combined Benefit Fund. In August 2005, after additional litigation cases had been filed concerning the calculation and imposition of the higher per beneficiary premium rate, the United States District Court for the District of Maryland ruled that the calculation by the Commissioner of Social Security was improper, arbitrary and capricious. Subsequently, on December 31, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court.

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

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 was reflected in Other Receivables at September 30, 2007 and December 31, 2006. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal were determined to be unconstitutional. CONSOL Energy subsidiaries filed claims with the Internal Revenue Service (IRS) seeking refunds of these excise taxes that were paid during the period 1991 through 1999. Accordingly, CONSOL Energy subsidiaries recognized receivables for these claims in 2001. The IRS completed an audit of CONSOL Energy’s refund claims and confirmed the validity of the claim filed for the period 1994 through 1999. CONSOL Energy received the refunds for this portion of the claim in 2003 and 2002. The United States Supreme Court denied review of the refund claim under the Tucker Act, which allows refunds of taxes for the period 1991 through 1993. CONSOL Energy recorded a receivable of $26,006, which excludes an interest component, for this portion of the claim classified in Other Assets at September 30, 2007 and December 31, 2006. CONSOL Energy also recorded a payable of $1,914 related to this claim classified in Other Liabilities at September 30, 2007 and December 31, 2006. Litigation has been filed with the Department of Justice regarding interest on the claims for the 1991 through 1993 period. On January 2, 2007, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit confirmed the previous court decision which allowed recovery of black lung excise taxes for the Tucker Act period, and granted interest on these claims. The Government filed a petition for a rehearing of the tax refund and applicable interest issues before the entire U.S. Court of Appeals on March 7, 2007 following the January 2, 2007 confirmation of the lower court’s decision. During the three months ended June 30, 2007, the U.S. Court of Appeals confirmed the decision of its three-judge panel that the excise taxes and applicable interest were owing to claimants. The Government appealed the tax and interest issues by filing a Petition for Certiorari with the U.S. Supreme Court. The Court has the option to either hear the case or reject the Petition, thereby granting the refund of the excise tax and applicable interest. Although we believe it is probable the tax will be refunded, the timetable for receipt of the monies is not clear. There is no assurance that CONSOL Energy subsidiaries will receive interest on the tax refund.

At September 30, 2007, CONSOL Energy and certain subsidiaries have provided the following financial guarantees. We believe that these guarantees will expire without being funded, and therefore, the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of Credit:
Employee-Related	$160,334	$87,494	$72,840	$—	$—
Environmental	76,643	73,850	2,793	—	—
Gas	14,933	14,913	20	—	—
Other	9,602	1,002	8,600	—	—

Total Letters of Credit	$261,512	$177,259	$84,253	$—	$—

Surety Bonds:
Employee-Related	$214,449	$213,449	$1,000	$—	$—
Environmental	302,826	299,837	2,986	3	—
Gas	22,308	22,308	—	—	—
Other	8,704	8,667	37	—	—

Total Surety Bonds	$548,287	$544,261	$4,023	$3	$—

Guarantees:
Coal	$108,089	$36,566	$40,255	$26,965	$4,303
Gas	24,291	21,191	—	—	3,100
Gas—Firm Transportation	50,655	7,392	14,554	10,482	18,227
Other	197,209	26,907	40,938	19,654	109,710

Total Guarantees	$380,244	$92,056	$95,747	$57,101	$135,340

Total Commitments	$1,190,043	$813,576	$184,023	$57,104	$135,340

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

NOTE 11—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair values of financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates its fair value due to the short-maturity of these instruments.

Short-term note payable: The carrying amount reported in the balance sheets for short-term notes payable approximate its fair value due to the short-term maturity of these instruments.

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Item 3—Quantitative and Qualitative Disclosure About Market Risk, are as follows:

	September 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$78,696	$78,696	$223,883	$223,883
Short-term notes payable	$(181,000)	$(181,000)	$—	$—
Long-term debt	$(405,267)	$(414,821)	$(442,232)	$(456,242)
Capital leases	$(101,395)	$(101,395)	$(110,031)	$(110,031)

NOTE 12—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and nine months ended September 30, 2007, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the three and nine months ended September 30, 2007, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill Creek. For the three months ended September 30, 2007, the Central Appalachian aggregated segment also includes the following mines acquired with the AMVEST acquisition: Fola, Powellton, Little Eagle, Rock Lick and Lick Branch. For the three and nine months ended September 30, 2007, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s and its subsidiaries terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations.

Industry segment results for the three months ended September 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$456,869	$70,367	$44,373	$58,510	$630,119	$98,389	$63,473	$—	$791,981
Sales—gas royalty interests	—	—	—	—	—	10,175	—	—	10,175
Sales—purchased gas	—	—	—	—	—	821	—	—	821
Freight—outside	—	—	—	44,707	44,707	—	—	—	44,707
Intersegment transfers	—	—	—	—	—	212	28,796	(29,008)	—

Total Sales and Freight	$456,869	$70,367	$44,373	$103,217	$674,826	$109,597	$92,269	$(29,008)	$847,684

Earnings (Loss) Before Income Taxes	$50,675	$4,010	$(6,662)	$(96,425)	$(48,402)	$51,852	$5,025	$(3,588)	$4,887	(A)

Segment assets					$4,011,887	$1,320,124	$219,235	$525,176	$6,076,422	(B)

Depreciation, depletion and amortization					$65,550	$12,248	$4,604	$—	$82,402

Capital Expenditures (Including acquisitions and additions to mineral leases)					$380,704	$72,571	$24,429	$—	$477,704

(A)	Includes equity in earnings of unconsolidated affiliates of $304, $927 and $1,245 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $2,116, $55,872 and $34,474 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the three months ended September 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$423,502	$51,670	$75,509	$54,234	$604,915	$94,233	$48,750	$—	$747,898
Sales—gas royalty interests	—	—	—	—	—	13,221	—	—	13,221
Sales—purchased gas	—	—	—	—	—	9,076	—	—	9,076
Freight—outside	—	—	—	38,239	38,239	—	—	—	38,239
Intersegment transfers	—	—	—	—	—	993	30,764	(31,757)	—

Total Sales and Freight	$423,502	$51,670	$75,509	$92,473	$643,154	$117,523	$79,514	$(31,757)	$808,434

Earnings (Loss) Before Income Taxes	$18,071	$(2,774)	$43,744	$(43,771)	$15,270	$60,867	$1,971	$(9,654)	$68,454	(C)

Segment assets					$3,451,670	$1,026,899	$204,408	$590,405	$5,273,382	(D)

Depreciation, depletion and amortization					$58,924	$9,546	$4,354	$—	$72,824

Capital Expenditures (Including acquisitions and additions to mineral leases)					$137,886	$34,028	$4,599	$—	$176,513

(C)	Includes equity in earnings (losses) of unconsolidated affiliates of ($45) and ($5) for Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $51,658 and $2,674 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the nine months ended September 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,487,815	$174,386	$230,155	$132,780	$2,025,136	$310,967	$168,305	$—	$2,504,408
Sales—gas royalty interests	—	—	—	—	—	36,841	—	—	36,841
Sales—purchased gas	—	—	—	—	—	3,297	—	—	3,297
Freight—outside	—	—	—	132,007	132,007	—	—	—	132,007
Intersegment transfers	—	—	—	—	—	2,628	98,434	(101,062)	—

Total Sales and Freight	$1,487,815	$174,386	$230,155	$264,787	$2,157,143	$353,733	$266,739	$(101,062)	$2,676,553

Earnings (Loss) Before Income Taxes	$272,457	$15,283	$69,722	$(77,079)	$280,383	$169,761	$13,255	$(55,880)	$407,519	(E)

Segment assets					$4,011,887	$1,320,124	$219,235	$525,176	$6,076,422	(F)

Depreciation, depletion and amortization					$184,957	$36,325	$13,598	$—	$234,880

Capital Expenditures (Including acquisitions and additions to mineral leases)					$571,254	$220,236	$30,813	$—	$822,303

(E)	Includes equity in earnings of unconsolidated affiliates of $741, $1,330 and $3,138 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $2,116, $55,872 and $34,474 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the nine months ended September 30, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,392,625	$180,788	$249,789	$181,908	$2,005,110	$288,837	$147,202	$—	$2,441,149
Sales—gas royalty interests	—	—	—	—	—	41,714	—	—	41,714
Sales—purchased gas	—	—	—	—	—	41,206	—	—	41,206
Freight—outside	—	—	—	113,007	113,007	—	—	—	113,007
Intersegment transfers	—	—	—	—	—	3,410	101,241	(104,651)	—

Total Sales and Freight	$1,392,625	$180,788	$249,789	$294,915	$2,118,117	$375,167	$248,443	$(104,651)	$2,637,076

Earnings (Loss) Before Income Taxes	$228,251	$8,253	$122,841	$(79,671)	$279,674	$195,749	$8,011	$(38,809)	$444,625	(G)

Segment assets					$3,451,670	$1,026,899	$204,408	$590,405	$5,273,382	(H)

Depreciation, depletion and amortization					$178,577	$27,437	$13,074	$—	$219,088

Capital Expenditures (Including acquisitions and additions to mineral leases)					$341,356	$117,037	$41,444	$—	$499,837

(G)	Includes equity in earnings (losses) of unconsolidated affiliates of $727 and ($58) for Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $51,658 and $2,674 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Segment earnings before income taxes for total reportable business segments	$3,450	$76,137	$450,144	$475,423
Segment earnings before income taxes for all other businesses	5,025	1,971	13,255	8,011
Incentive compensation (A)	5,736	(1,410)	(20,237)	(14,448)
Stock Based Compensation (A)	(2,947)	(3,190)	(18,081)	(8,248)
Interest income (expense), net and other non-operating activity (A)	(6,377)	(5,054)	(17,562)	(16,113)

Earnings Before Income Taxes	$4,887	$68,454	$407,519	$444,625

(A)	Excludes amounts specifically related to the Gas segment.

Total Assets:

	September 30,
	2007	2006
Segment assets for total reportable business segments	$5,332,011	$4,478,569
Segment assets for all other businesses	219,235	204,408
Items excluded from segment assets:
Cash and other investments (A)	20,628	109,296
Deferred tax assets	502,999	479,282
Bond issuance costs	1,549	1,827

Total Consolidated Assets	$6,076,422	$5,273,382

(A)	Excludes amounts specifically related to the gas segment.

NOTE 13—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000, 7.875 percent Notes due 2012 issued by CONSOL Energy in 2002 are jointly and severally, and also fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission, the following financial information sets forth separate financial information with respect to the parent, CNX Gas, an 81.7% owned guarantor subsidiary, the remaining guarantor subsidiaries and the non-guarantor subsidiaries. CNX Gas is presented in a separate column in accordance with SEC Regulation S-X Rule 3-10. CNX Gas Corporation is a reporting company under Section 12(b) of the Securities Exchange Act of 1933, and as such, CNX Gas Corporation files its own financial statements with the Securities and Exchange Commission and those financial statements, when filed, are publicly available on EDGAR. The principal elimination entries includes investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent and a guarantor subsidiary manage several assets and liabilities of all of their 100% owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended September 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$98,601	$641,475	$56,469	$(4,564)	$791,981
Sales—Purchased Gas	—	821	—	—	—	821
Sales—Gas Royalty Interests	—	10,175	—	—	—	10,175
Freight—Outside	—	—	44,707	—	—	44,707
Other Income (including equity earnings)	1,833	208	9,967	9,585	(901)	20,692

Total Revenue and Other Income	1,833	109,805	696,149	66,054	(5,465)	868,376
Cost of Goods Sold and Other Operating Charges	1,172	22,507	537,784	25,771	47,618	634,852
Purchased Gas Costs	—	496	—	—	—	496
Gas Royalty Interests’ Costs	—	8,543	55	—	(73)	8,525
Related Party Activity	(599)	—	15,077	29,540	(44,018)	—
Freight Expense	—	—	44,707	—	—	44,707
Selling, General and Administrative Expense	—	12,793	12,990	840	—	26,623
Depreciation, Depletion and Amortization	1,929	12,248	65,485	2,813	(73)	82,402
Interest Expense	6,079	1,221	(1,622)	142	—	5,820
Taxes Other Than Income	1,433	—	56,861	1,770	—	60,064

Total Costs	10,014	57,808	731,337	60,876	3,454	863,489

Earnings (Loss) Before Income Taxes and Minority Interest	(8,181)	51,997	(35,188)	5,178	(8,919)	4,887
Income Tax Expense (Benefit)	(2,797)	20,701	(15,566)	2,168	—	4,506

Earnings (Loss) before Minority Interest	(5,384)	31,296	(19,622)	3,010	(8,919)	381
Minority Interest	—	—	—	—	(5,765)	(5,765)

Net Income (Loss)	$(5,384)	$31,296	$(19,622)	$3,010	$(14,684)	$(5,384)

Balance Sheet for September 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$14,412	$58,403	$—	$5,881	$—	$78,696
Accounts and Notes Receivable:
Trade	—	31,143	—	159,817	—	190,960
Other	4,661	1,452	26,448	25,897	—	58,458
Inventories	—	—	133,708	31,819	—	165,527
Deferred Income Taxes	126,024	(2,432)	—	—	—	123,592
Prepaid Expenses	16,340	16,287	47,444	1,053	—	81,124

Total Current Assets	161,437	104,853	207,600	224,467	—	698,357
Property, Plant and Equipment:
Property, Plant and Equipment	101,396	1,384,908	7,210,916	85,024	—	8,782,244
Less-Accumulated Depreciation, Depletion and Amortization	50,102	237,630	3,656,465	36,592	—	3,980,789

Property, Plant and Equipment—Net	51,294	1,147,278	3,554,451	48,432	—	4,801,455
Other Assets:
Deferred Income Taxes	552,629	(173,222)	—	—	—	379,407
Investment in Affiliates	2,841,411	55,872	1,434,041	—	(4,238,862)	92,462
Other	31,566	9,689	45,363	18,123	—	104,741

Total Other Assets	3,425,606	(107,661)	1,479,404	18,123	(4,238,862)	576,610

Total Assets	$3,638,337	$1,144,470	$5,241,455	$291,022	$(4,238,862)	$6,076,422

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$71,546	$16,794	$133,634	$17,632	$—	$239,606
Accounts Payable (Recoverable)— Related Parties	1,638,228	152	(1,792,919)	154,539	—	—
Short-Term Notes Payable	181,000	—	—	—	—	181,000
Current Portion of Long-Term Debt	—	4,680	10,284	2,000	—	16,964
Accrued Income Taxes	36,933	1,385	—	—	—	38,318
Other Accrued Liabilities	88,017	20,705	346,123	8,492	—	463,337

Total Current Liabilities	2,015,724	43,716	(1,302,878)	182,663	—	939,225
Long-Term Debt:	258,795	69,007	152,411	9,485	—	489,698
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,436	2,257,560	—	—	2,259,996
Pneumoconiosis	—	—	199,151	—	—	199,151
Mine Closing	—	—	399,309	9,241	—	408,550
Workers' Compensation	—	—	135,614	—	—	135,614
Deferred Revenue	—	—	4,636	—	—	4,636
Salary Retirement	39,102	105	—	—	—	39,207
Reclamation	—	—	10,662	16,458	—	27,120
Other	83,201	34,121	39,527	17,759	—	174,608

Total Deferred Credits and Other Liabilities	122,303	36,662	3,046,459	43,458	—	3,248,882
Minority Interest	—	—	—	—	157,102	157,102
Stockholders’ Equity	1,241,515	995,085	3,345,463	55,416	(4,395,964)	1,241,515

Total Liabilities and Stockholders’ Equity	$3,638,337	$1,144,470	$5,241,455	$291,022	$(4,238,862)	$6,076,422

Income Statement for the Three Months Ended September 30, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$95,226	$607,139	$45,512	$21	$747,898
Sales—Purchased Gas	—	9,076	—	—	—	9,076
Sales—Gas Royalty Interests	—	13,221	—	—	—	13,221
Freight—Outside	—	—	38,239	—	—	38,239
Other Income (including equity earnings)	60,267	6,044	17,935	9,176	(58,504)	34,918

Total Revenue and Other Income	60,267	123,567	663,313	54,688	(58,483)	843,352
Cost of Goods Sold and Other Operating Charges	9,818	23,581	469,740	9,974	42,709	555,822
Purchased Gas Costs	—	9,340	—	—	—	9,340
Gas Royalty Interests’ Costs	—	10,781	—	—	—	10,781
Related Party Activity	(809)	—	13,839	31,536	(44,566)	—
Freight Expense	—	—	38,239	—	—	38,239
Selling, General and Administrative Expense	—	8,522	15,578	962	—	25,062
Depreciation, Depletion and Amortization	1,737	9,546	59,693	1,984	(136)	72,824
Interest Expense	5,060	—	480	145	—	5,685
Taxes Other Than Income	860	—	54,371	1,914	—	57,145

Total Costs	16,666	61,770	651,940	46,515	(1,993)	774,898

Earnings (Loss) Before Income Taxes	43,601	61,797	11,373	8,173	(56,490)	68,454
Income Tax Expense (Benefit)	(4,683)	24,204	(9,173)	2,860	—	13,208

Earnings (Loss) before Minority Interest	48,284	37,593	20,546	5,313	(56,490)	55,246
Minority Interest	—	—	—	—	(6,962)	(6,962)

Net Income (Loss)	$48,284	$37,593	$20,546	$5,313	$(63,452)	$48,284

Balance Sheet at December 31, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$111,545	$107,173	$121	$5,044	$—	$223,883
Accounts and Notes Receivable:
Trade	—	46,062	10,073	247,040	—	303,175
Other	3,552	5,036	17,603	28,444	(2,745)	51,890
Inventories	—	185	127,033	22,089	—	149,307
Deferred Income Taxes	120,322	(3,091)	—	—	—	117,231
Recoverable Income Taxes	3,469	(2,191)	—	—	—	1,278
Prepaid Expenses	18,038	14,280	30,724	4,690	—	67,732

Total Current Assets	256,926	167,454	185,554	307,307	(2,745)	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	89,688	1,123,774	6,553,908	82,566	—	7,849,936
Less-Accumulated Depreciation, Depletion and Amortization	44,563	203,121	3,531,594	30,371	—	3,809,649

Property, Plant and Equipment—Net	45,125	920,653	3,022,314	52,195	—	4,040,287
Other Assets:
Deferred Income Taxes	628,004	(120,008)	—	—	—	507,996
Investment in Affiliates	2,134,962	52,283	1,170,725	—	(3,273,751)	84,219
Other	32,177	9,329	63,238	11,590	—	116,334

Total Other Assets	2,795,143	(58,396)	1,233,963	11,590	(3,273,751)	708,549

Total Assets	$3,097,194	$1,029,711	$4,441,831	$371,092	$(3,276,496)	$5,663,332

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$62,290	$27,872	$111,642	$26,001	$(2,745)	$225,060
Accounts Payable (Recoverable)— Related Parties	1,482,497	—	(1,736,580)	254,083	—	—
Current Portion of Long-Term Debt	—	2,701	54,817	2,000	—	59,518
Other Accrued Liabilities	80,839	21,057	343,657	9,993	—	455,546

Total Current Liabilities	1,625,626	51,630	(1,226,464)	292,077	(2,745)	740,124
Long-Term Debt	258,666	64,793	158,301	10,985	—	492,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,313	2,249,802	—	—	2,252,115
Pneumoconiosis	—	—	184,424	—	—	184,424
Mine Closing	—	—	379,153	10,743	—	389,896
Workers’ Compensation	—	—	121,337	—	—	121,337
Deferred Revenue	—	—	13,106	—	—	13,106
Salary Retirement	113,755	189	—	—	—	113,944
Reclamation	—	—	8,728	17,733	—	26,461
Other	32,996	30,571	44,786	19,017	—	127,370

Total Deferred Credits and Other Liabilities	146,751	33,073	3,001,336	47,493	—	3,228,653
Minority Interest	—	—	—	—	135,659	135,659
Stockholders’ Equity	1,066,151	880,215	2,508,658	20,537	(3,409,410)	1,066,151

Total Liabilities and Stockholders’ Equity	$3,097,194	$1,029,711	$4,441,831	$371,092	$(3,276,496)	$5,663,332

Income Statement for the Nine Months Ended September 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$313,595	$2,054,368	$143,425	$(6,980)	$2,504,408
Sales—Purchased Gas	—	3,297	—	—	—	3,297
Sales—Gas Royalty Interests	—	36,841	—	—	—	36,841
Freight—Outside	—	—	132,007	—	—	132,007
Other Income (including equity earnings)	309,404	4,675	127,052	29,382	(303,507)	167,006

Total Revenue and Other Income	309,404	358,408	2,313,427	172,807	(310,487)	2,843,559
Cost of Goods Sold and Other
Operating Charges	50,190	72,437	1,431,235	34,620	156,776	1,745,258
Purchased Gas Costs	—	2,988	—	—	—	2,988
Gas Royalty Interests’ Costs	—	31,736	—	—	(73)	31,663
Related Party Activity	(3,877)	—	46,644	103,187	(145,954)	—
Freight Expense	—	—	132,007	—	—	132,007
Selling, General and
Administrative Expense	—	39,069	37,582	2,520	—	79,171
Depreciation, Depletion and Amortization	5,666	36,325	187,172	7,790	(2,073)	234,880
Interest Expense	16,143	3,686	(994)	422	—	19,257
Taxes Other Than Income	4,121	—	181,658	5,037	—	190,816

Total Costs	72,243	186,241	2,015,304	153,576	8,676	2,436,040

Earnings (Loss) Before Income Taxes and Minority Interest	237,161	172,167	298,123	19,231	(319,163)	407,519
Income Tax Expense (Benefit)	(23,834)	66,387	77,680	6,731	—	126,964

Earnings (Loss) before Minority Interest	260,995	105,780	220,443	12,500	(319,163)	280,555
Minority Interest	—	—	—	—	(19,560)	(19,560)

Net Income (Loss)	$260,995	$105,780	$220,443	$12,500	$(338,723)	$260,995

Income Statement for the Nine Months Ended September 30, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$292,247	$2,006,532	$149,052	$(6,682)	$2,441,149
Sales—Purchased Gas	—	41,206	—	—	—	41,206
Sales—Gas Royalty Interests	—	41,714	—	—	—	41,714
Freight—Outside	—	—	113,007	—	—	113,007
Other Income (including equity earnings)	329,189	19,475	69,178	26,851	(320,266)	124,427

Total Revenue and Other Income	329,189	394,642	2,188,717	175,903	(326,948)	2,761,503
Cost of Goods Sold and Other Operating Charges	30,552	68,432	1,368,026	36,918	124,219	1,628,147
Purchased Gas Costs	—	42,091	—	—	—	42,091
Gas Royalty Interests’ Costs	—	34,400	—	—	—	34,400
Related Party Activity	(4,164)	—	25,950	103,162	(124,948)	—
Freight Expense	—	—	113,007	—	—	113,007
Selling, General and Administrative Expense	—	23,228	40,796	3,029	—	67,053
Depreciation, Depletion and Amortization	5,043	27,437	182,462	6,440	(2,294)	219,088
Interest Expense	15,144	—	2,212	435	—	17,791
Taxes Other Than Income	3,950	—	184,953	6,398	—	195,301

Total Costs	50,525	195,588	1,917,406	156,382	(3,023)	2,316,878

Earnings (Loss) Before Income Taxes	278,664	199,054	271,311	19,521	(323,925)	444,625
Income Tax Expense (Benefit)	(14,870)	77,432	59,173	6,832	—	128,567

Earnings (Loss) before Minority Interest	293,534	121,622	212,138	12,689	(323,925)	316,058
Minority Interest	—	—	—	—	(22,524)	(22,524)

Net Income (Loss)	$293,534	$121,622	$212,138	$12,689	$(346,449)	$293,534

Cash Flow for the Nine Months Ended September 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used In) Operating Activities	$(161,115)	$211,075	$522,045	$24,030	$—	$596,035

Investing Activities:
Capital Expenditures	$(11,932)	$(265,116)	$(261,050)	$(21,693)	$44,880	$(514,911)
Acquisition of AMVEST			(296,659)	—		(296,659)
Net Investment in Equity Affiliates	—	(2,259)	(775)	—	—	(3,034)
Other Investing Activities	—	187	88,247	—	(44,880)	43,554

Net Cash Provided by (Used In) Investing Activities	$(11,932)	$(267,188)	$(470,237)	$(21,693)	$—	$(771,050)

Financing Activities:
Proceeds from Revolver	$181,000	$—	$—	$—	$—	$181,000
Tax Benefit from Stock-Based Compensation	6,323	35	—	—	—	6,358
Dividends Paid	(38,282)	—	—	—	—	(38,282)
Purchase of Treasury Stock	(80,132)	—	—	—	—	(80,132)
Payments on Long Term Notes	—	—	(45,000)	—	—	(45,000)
Other Financing Activities	7,005	7,308	(6,929)	(1,500)	—	5,884

Net Cash (Used in) Provided by Financing Activities	$75,914	$7,343	$(51,929)	$(1,500)	$—	$29,828

Cash Flow for the Nine Months Ended September 30, 2006:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors		Elimination		Consolidated
Net Cash Provided by (Used In) Operating Activities	$(97,485)	$205,943	$330,711		$128		$—	$439,297

Investing Activities:
Capital Expenditures	$(7,660)	$(117,037)	$(339,692)		$(5,028)		$—	$(469,417)
Acquisition of Mon River & JAR Barge			(24,750)					(24,750)
Net Investment in Equity Affiliates	—	(1,403)	1		—		—	(1,402)
Other Investing Activities	—	—	38,225		133		—	38,358

Net Cash Provided by (Used in) Investing Activities	$(7,660)	$(118,440)	$(326,216)		$(4,895)		$—	$(457,211)

Financing Activities:
Tax Benefit from Stock-Based Compensation	$37,878	$—	$—	$		$		$37,878
Dividends Paid	(38,631)		—					(38,631)
Purchase of Treasury Stock	(116,450)		—					(116,450)
Other Financing Activities	14,107	—	(3,546)		(515)			10,046

Net Cash (Used in) Provided by Financing Activities	$(103,096)	$—	$(3,546)		$(515)		$—	$(107,157)

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP amends paragraph 10 of Interpretation 39 to permit entities to offset fair value amounts recognized for either a receivable representing the right to reclaim cash collateral or a payable representing an obligation to return cash collateral, if such receivable or payable arises from derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 also requires entities to make an accounting policy decision to offset fair value amounts in accordance with FIN 39-1 and apply the policy consistently. An entity may not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

In November 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that companies should recognize the income tax benefit realized from dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and charged to retained earnings under Statement 123(R) as additional paid-in capital. EITF 06-11 is effective for financial statements issued for fiscal years beginning after September 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

General

CONSOL Energy had a net loss of $5 million for the three months ended September 30, 2007 compared to net income of $48 million in the 2006 period. Net income for the 2007 period decreased in comparison to the 2006 period primarily due to several roof falls which suspended production at the Buchanan Mine in early July, 2007. Production was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We have drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the three months ended September 30, 2007, we have incurred expenses of $72 million, primarily classified as cost of goods sold and depreciation, depletion and amortization, in relation to these activities. Net income was also adversely affected by reduced sales of coal from the Buchanan Mine. Customers who purchase coal from the mine were notified that a force majeure condition exists and deliveries under their sales agreements for coal from the mine were reduced during the three months ended September 30, 2007. CNX Gas production was also adversely impacted by the idling of Buchanan Mine. We intend to file an insurance claim under our existing policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period for business interruption, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee a recovery will be received under our policies. Also, the 2006 period included proceeds from the insurance company of $13 million; the coal segment recognized $11 million and the gas segment recognized $2 million, related to the 2005 fire at the Buchanan Mine. There have been no insurance recoveries in the 2007 period. Net income in the 2007 period was also impacted by a lower volume of produced coal sales and higher cost per ton sold. The 2007 period net income also reflects a $4 million expense adjustment for actualization of the 2006 federal income tax accrual to the filed 2006 federal income tax return. The adjustment primarily related to differences in the percentage depletion deduction. These reductions to net income were offset, in part, by lower salary pension costs. The 2006 period included an acceleration of previously unrecognized actuarial losses related to salary pension. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The threshold for recognition of this pension adjustment was not reached for the plan year ended September 30, 2007.

Total coal sales for the three months ended September 30, 2007 were 15.2 million tons, of which 15.0 million tons were produced by CONSOL Energy operations, our subsidiaries’ operations, our equity affiliates, consolidated variable interest entities, or sold from inventory of company-produced coal. This compares with total coal sales of 15.6 million tons for the three months ended September 30, 2006, of which 15.4 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company-produced coal. Company-produced coal production was 14.6 million tons, including our portion of equity affiliates and consolidated variable interest entities, in the 2007 period compared to 15.3 million tons in the 2006 period. The 2007 period production was lower primarily due to the idling of the Buchanan Mine as previously discussed and the idling of certain Central Appalachian mines.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 0.7% to 14.4 billion cubic feet in the 2007 period compared with 14.3 billion cubic feet in the 2006 period. Sales volumes in the 2007 period increased as a result of additional wells coming online from our on-going drilling program, offset by reduced active and sealed gob production related to the idling of the Buchanan Mine. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 3.8% to $6.87 per thousand cubic feet in the 2007 period compared with $6.62 per thousand cubic feet in the 2006 period. The increase in average sales price is the result of realizing higher hedging gains.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. Efforts to eliminate carbon monoxide in the mine have been narrowed to an underground area about 400 feet in diameter into which the company is continuing to pump inert gas through a number of bore holes that have been drilled. The underground area of the Buchanan Mine encompasses about five square miles. Based on the analysis of gases sampled from the area, the company believes the data continues to support the conclusion that no active combustion is in the area. When the company determines that it is appropriate to stop injecting inert gas into the area, it will work with the federal Mine Safety and Health Administration, MSHA, and the state of Virginia Department of Mines, Minerals and Energy, DMME to jointly monitor progress as the area becomes ambient. In the interim, the company continues to work with federal and state agencies on various components of a re-entry plan, and will seek approval to reenter the mine when it determines it is safe to do so. An insurance claim will be filed related to this incident. Business interruption insurance coverage recoveries, which became effective after a 90 day waiting period, are estimated to be approximately $640,000 per day.

On July 31, 2007, CONSOL Energy acquired AMVEST Corporation and certain subsidiaries and affiliates (AMVEST) for a cash payment, net of cash acquired, of approximately $297 million in a transaction accounted for under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” The coal reserves acquired consist of approximately 200 million tons of high quality, low sulfur steam and high-volatile metallurgical coal. Also included in the acquisition were four coal preparation plants, several fleets of modern mining equipment and a common short-line railroad that connects the coal preparation plants to the CSX and Norfolk and Southern rail interchanges. The results of operations of the acquired entities are included in CONSOL Energy’s Consolidated Statement of Income as of August 1, 2007. The AMVEST acquisition, when combined with CONSOL Energy’s subsidiaries’ adjacent coal reserves, creates a large contiguous block of coal reserves in the Central Appalachian region. Also, included in the acquisition was a highly-skilled workforce proficient in Central Appalachian surface mining. This workforce combined with CONSOL Energy’s and its subsidiaries’ underground mining expertise will allow us to build and transfer knowledge among operations to focus the best skill sets to development requirements of the various parts of this reserve block. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

In August 2007, the Board of Directors of CONSOL Energy amended the company’s dividend policy, allowing the company to increase its dividend from $0.28 per share to $0.40 per share on an annualized basis, an increase of 43 percent.

In September 2007, CONSOL Energy entered into an agreement to investigate the development of coal-based gasification facilities to produce feedstock for various industrial chemical manufacturers. CONSOL Energy and Synthesis Energy Systems will also investigate the feasibility of producing substitute natural gas to meet the demand for clean, affordable energy.

During the three months ended September 30, 2007, CONSOL Energy subsidiaries entered into multi-year, multi-million dollar coal supply agreements with scrubbed utilities in the Midwest and the Southeast. The transactions consist of an aggregate of 9.3 million tons of Northern Appalachia coal to be supplied to new electricity generating units owned by We Energies and Santee Cooper.

In September 2007, a CONSOL Energy subsidiary issued notice under the Worker Adjustment and Retraining Notification Act (WaRN) of a layoff at Mine 84, near Washington, PA, that may occur during a 14-day period beginning November 7, 2007. Up to 111 workers at Mine 84 may be affected by the layoff. Analysis of mine performance has led CONSOL Energy to the conclusion that Mine 84 is not meeting the current internal rate of return target for capital deployment. As a result, suspension of longwall development at Mine 84 is planned for November. Mine 84 will only produce coal that has been previously developed. Current plans envision the depletion of longwall-mined coal in the second quarter of 2008.

CNX Gas, our 81.7% subsidiary, became a registered offset provider on the Chicago Climate Exchange (CCX) within the current quarter. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who reduce below the targets have surplus allowances to sell or bank; those who emit above targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emissions reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. In order to sell or trade CFI’s, approval must be received by the CCX Committee on Offsets and approved projects must then be validated by an independent CCX verifier. Once verified, CCX then issues CFI’s for each specific project. As of September 30, 2007, we have initiated the verification process for several projects to convert captured coal mine methane into tradable credits. Credits are granted on the basis of avoiding methane emissions by diverting gas into gas pipelines for commercial sale. No CFI’s have been issued or received as of September 30, 2007, however we expect approval for these projects will be received during the fourth quarter. Sales of these credits will be reflected in income as they occur. CNX Gas management is currently formulating its carbon credit strategy.

In June 2007, CONSOL Energy and certain of its subsidiaries completed a $1 billion Senior Secured Loan Agreement, effective June 27, 2007, to replace an existing facility of $750 million. The new agreement, which includes more-favorable pricing and flexibility, provides a five-year revolving credit facility.

In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia to Peabody Energy in exchange for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153 resulting in a pretax gain of $50 million.

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

Mine accidents involving multiple fatalities occurred during the calendar year 2006 and 2007 in West Virginia and Utah at mines operated by other coal companies. These accidents continue to attract widespread public attention and have resulted in both federal government and some state government changes to statutory and regulatory control of mine safety, particularly for underground mines. Because nearly all of our mines are underground, these legislative and regulatory changes could affect our performance.

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

In reviewing actions taken to date, we estimate that implementation of these new requirements could cost $35 million to $45 million during the period from 2006 until the end of 2009. The actual costs will depend primarily on: the number of additional SCSR oxygen units purchased, the design requirements as well as the extent of deployment of rescue chambers, final guidelines regarding sealed areas, final interpretation of other regulatory requirements, and final approval of mine-by-mine implementation plans.

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

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Net Income

Net income changed primarily due to the following items (table in millions):

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$630	$605	$25	4.1%
Produced Gas Sales	98	94	4	4.3%
Gas Royalty Interest	10	13	(3)	(23.1)%
Purchased Gas Sales	1	9	(8)	(88.9)%
Other Sales and Other Income	129	122	7	5.7%

Total Revenue and Other Income	868	843	25	3.0%
Coal Cost of Goods Sold—Produced and Purchased	455	446	9	2.0%
Produced Gas Cost of Goods Sold	30	27	3	11.1%
Gas Royalty Interest Cost of Goods Sold	9	11	(2)	(18.2)%
Purchased Gas Cost of Goods Sold	—	9	(9)	(100.0)%
Other Cost of Goods Sold	150	83	67	80.7%

Total Cost of Goods Sold	644	576	68	11.8%
Other	219	199	20	10.1%

Total Costs	863	775	88	11.4%

Earnings Before Income Taxes and Minority Interest	5	68	(63)	(92.6)%
Income Tax Expense	5	13	(8)	(61.5)%

Earnings Before Minority Interest	—	55	(55)	(100.0)%
Minority Interest	(5)	(7)	2	28.6%

Net Income (Loss)	$(5)	$48	$(53)	(110.4)%

CONSOL Energy had a net loss of $5 million for the three months ended September 30, 2007 compared to net income $48 million in the 2006 period. Net income for the 2007 period decreased in comparison to the 2006 period primarily due to several roof falls which suspended production at the Buchanan Mine in early July, 2007. Production was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We have drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the three months ended September 30, 2007, we have incurred expenses of $72 million, primarily classified as cost of goods sold and depreciation, depletion and amortization, in relation to these activities. Net income was also adversely affected by reduced sales of coal from the Buchanan Mine. Customers who purchase coal from the mine were notified that a force majeure condition exists and deliveries under their sales agreements for coal from the mine were reduced during the three months ended September 30, 2007. CNX Gas production was also adversely impacted by the idling of the Buchanan Mine. We intend to file an insurance claim under our existing policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period for business interruption, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee a recovery will be received under our policies. Also, the 2006 period included proceeds from the insurance company of $13 million; the coal segment recognized $11 million and the gas segment recognized $2 million, related to the 2005 fire at the Buchanan Mine. There have been no insurance recoveries in the 2007 period. Net income in the 2007 period was also impacted by a lower volume of produced coal sales and higher cost per ton sold. The 2007 period net income also reflects a $4 million expense adjustment for actualization of the 2006 federal income tax accrual to the filed 2006 federal income tax return. The adjustment primarily related to differences in the percentage depletion deduction. These reductions to net income were offset, in part, by lower salary pension costs. The 2006 period included an acceleration of previously unrecognized actuarial losses related to salary pension. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The threshold for recognition of this pension adjustment was not reached for the plan year ended September 30, 2007.

Revenue

Revenue and other income increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$615	$591	$24	4.1%
Purchased Coal	15	14	1	7.1%
Produced Gas	98	94	4	4.3%
Industrial Supplies	43	30	13	43.3%
Other	21	19	2	10.5%

Total Sales—Outside	792	748	44	5.9%
Gas Royalty Interest	10	13	(3)	(23.1)%
Purchased Gas	1	9	(8)	(88.9)%
Freight Revenue	45	38	7	18.4%
Other Income	20	35	(15)	(42.9)%

Total Revenue and Other Income	$868	$843	$25	3.0%

The increase in company produced coal sales revenue during the 2007 period was due mainly to the increase in average sales price per ton.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.0	15.4	(0.4)	(2.6)%
Average Sales Price Per Ton	$40.99	$38.52	$2.47	6.4%

The increase in average sales price primarily reflects the general increase in market prices in the period-to-period comparison and the sale of some steam coal into the metallurgical market. Sales of company produced coal decreased in the period-to-period comparison. Company coal production, excluding equity affiliates, was 14.5 million tons in the 2007 period compared to 15.3 million tons in the 2006 period. The 2007 period production was lower primarily due to the continued idling of the Buchanan Mine as previously discussed, poor geological conditions at McElroy and the idling of certain Central Appalachian mines. These decreases were offset, in part, by production from the AMVEST acquisition.

Purchased coal sales consist of revenues from processing third party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from a third party and sold directly to our customer and revenues from processing third party coal in our preparation plants.

The increase in produced gas sales revenue in the 2007 period compared to the 2006 period was primarily due to a higher average sales price per thousand cubic feet sold.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.3	14.2	0.1	0.7%
Average Sales Price Per thousand cubic feet	$6.87	$6.62	$0.25	3.8%

The increase in average sales price is the result of realizing higher hedging gains. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges for terms varying in length. These gas swap transactions exist parallel to the underlying physical transactions. For the three months ended September 30, 2007, these financial hedges represented approximately 4.7 Bcf of gas sales volumes at an average price of $8.00 per Mcf, compared to approximately 4.7 Bcf at an average price of $7.73 per Mcf for the three months ended September 30, 2006. Sales volumes increased slightly as a result of additional wells coming online from our on-going drilling program, offset by reduced active and sealed gob production due to the Buchanan Mine being idled for the majority of the period. Also included within the 2007 period are the non-operated net revenue interest volumes and revenues associated with royalty and working interests. These volumes were not available in the 2006 period. The associated revenues were included in other income in the prior period.

The $13 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes. Sales volumes have increased primarily due to the July acquisition of Piping & Equipment. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements in this Form 10-Q.

The $2 million increase in other sales was due to various transactions that occurred throughout both periods, none of which were individually material.

	2007 Period	2006 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.8	1.9	(0.1)	(5.3)%
Average Sales Price Per Thousand Cubic Feet	$5.81	$6.85	$(1.04)	(15.2)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decreased average sales price relates to the volatility in the monthly volumes sold, contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2007 Period	2006 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.1	1.4	(1.3)	(92.9)%
Average Sales Price Per Thousand Cubic Feet	$6.14	$6.45	$(0.31)	(4.8)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis.

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

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Business Interruption Proceeds	$—	$13	$(13)	(100.0)%
Interest Income	2	5	(3)	(60.0)%
Equity in Earnings of Affiliates	2	—	2	100.0%
Gain on Sales of Assets	3	2	1	50.0%
Other miscellaneous	13	15	(2)	(13.3)%

Total Other Income	$20	$35	$(15)	(42.9)%

The Buchanan Mine experienced a fire in 2005 after a large rock fall behind our longwall mining section. The mine was temporarily sealed in order to extinguish the fire. CONSOL Energy filed an insurance claim for reimbursement of various costs and business interruption related to the fire at the mine. During the three months ended September 30, 2006, CONSOL Energy received proceeds from the insurance company of $13 million; the coal segment recognized $11 million and the gas segment recognized $2 million. No insurance proceeds have been received in the 2007 period.

Interest income decreased $3 million in the period-to-period comparison due to lower cash balances throughout the 2007 period compared to the 2006 period. Lower cash balances were primarily the result of the purchase price paid for the July 31, 2007 acquisition of AMVEST. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements in this Form 10-Q.

Equity in Earnings of Affiliates increased $2 million in the period-to-period comparison due to various activities of our joint ventures throughout both periods, none of which were individually material.

Gain on Sales of Assets increased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Other miscellaneous income decreased $2 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$437	$430	$7	1.6%
Purchased Coal	18	16	2	12.5%
Produced Gas	30	27	3	11.1%
Industrial Supplies	40	30	10	33.3%
Closed and Idle Mines	23	28	(5)	(17.9)%
Other	87	25	62	248.0%

Total Cost of Goods Sold and Other Charges	635	556	79	14.2%
Royalty Interest Gas	9	11	(2)	(18.2)%
Purchased Gas	—	9	(9)	(100.0)%

Total Cost of Goods Sold	$644	$576	$68	11.8%

Increased cost of goods sold and other charges for company-produced coal was due mainly to higher average unit cost per ton sold, offset, in part, by lower sales volumes.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.0	15.4	(0.4)	(2.6)%
Average Cost of Goods Sold and Other Charges Per Ton	$29.11	$28.03	$1.08	3.9%

Average cost of goods sold and other charges for produced coal increased in the period-to-period comparison primarily due to higher labor costs, higher health and retirement costs, higher supply costs and the lower volume impact on fixed unit costs. Higher labor costs were due to the effects of wage increases at the union and non-union mines due to new contracts. Higher labor costs per ton were also attributable to additional costs incurred to comply with health and safety standards. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The 2007 period contribution increase over the 2006 period was $3.50 per UMWA hour worked. Supply costs increased due to increases in the cost for products and chemicals, such as roof control products and magnetite, used in the mining and coal preparation process. Supply costs also increased due to additional costs incurred to comply with new federal and state safety regulations. These regulations require additional supplies of self-contained self-rescuer devices and other safety items as previously discussed. These increases were offset, in part, by lower salary pension costs and lower contract mining fees. The 2006 period included an acceleration of previously unrecognized actuarial losses related to salary pension. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The threshold for recognition of this pension adjustment was not reached for the plan year ended September 30, 2007. Contract mining fees were lower in the period-to-period comparison due to the idling of certain Central Appalachian contract mine locations.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants.

Produced gas cost of goods sold and other charges increased due primarily to an 11.2% increase in unit costs of goods sold.

	2007 Period	2006 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	14.3	14.2	0.1	0.7%
Average Cost Per Thousand Cubic Feet	$2.09	$1.88	$0.21	11.2%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased salary labor and related employee costs, increased gas well maintenance costs and increased compressor rental costs. Salary labor and related employee costs increased due to the hiring of additional employees after the 2006 period. Gas well maintenance costs increased due to the increased number of wells in-service compared to the prior year period. Compressor rental costs increased due to the increased volume of rentals related to the infrastructure development in the gas operations. These increases in unit costs were offset, in part, by lower firm transportation costs per unit, lower power unit costs and lower gas well closing costs. Firm transportation costs per unit decreased in the period-to-period comparison. This improvement was due to the in-service of the Jewell Ridge Pipeline in October 2006. Power costs per unit have also decreased due to credits received from the power company in the 2007 period. Also, gas well closing costs decreased due to a change in the lives of the wells to coincide with the reserve reports.

Industrial supplies cost of goods sold increased $10 million primarily due to the July acquisition of Piping & Equipment. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements in this Form 10-Q.

Closed and idle mine cost of goods sold and other charges decreased approximately $5 million in the 2007 period compared to the 2006 period. Closed and idle mine cost of goods sold were improved $2 million due to the idled Shoemaker Mine incurring lower costs in the 2007 period compared to the 2006 period. Closed and idle mine cost of goods sold and other charges were also improved $1 million due to lower accretion expense related to mine closing liabilities. Closed and idle mine costs were also improved $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Other cost of goods sold and other charges increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Buchanan roof collapse	$69	$—	$69	100.0%
Incentive compensation	(4)	2	(6)	(300.0)%
Stock-based compensation	4	4	—	—
Miscellaneous transactions	18	19	(1)	(5.3)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$87	$25	$62	248.0%

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We have drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the three months ended September 30, 2007, we have incurred cost of goods sold expenses of $69 million in relation to these activities. We intend to file an insurance claim under our existing policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee a recovery will be received under our policies.

Incentive compensation expense decreased $6 million due to a revised projected pay out estimate for the 2007 period. The adjustment caused a reduction in the projected amounts expected to be paid to employees for the 2007 period compared to the projected amounts expected to be paid out in the previous quarter. Incentive compensation expense also decreased due to the level of earnings achieved in the 2007 period compared to the projected 2007 annual earnings, compared to the level of earnings achieved in the 2006 period compared to the projected 2006 annual earnings. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Stock-based compensation expense remained consistent in the period-to-period comparison.

Miscellaneous cost of goods sold and other charges decreased $1 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

	2007 Period	2006 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.8	1.9	(0.1)	(5.3)%
Average Cost Per Thousand Cubic Feet	$4.87	$5.59	$(0.72)	(12.9)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas, a 81.7% subsidiary, on their behalf. The decreased average sales price relates to the volatility in the monthly volumes sold, contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2007 Period	2006 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.1	1.4	(1.3)	(92.9)%
Average Cost Per Thousand Cubic Feet	$4.78	$6.64	$(1.86)	(28.0)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas costs and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis. Purchased gas costs also include the reversing affect of a June 2007 pipeline imbalance. Because contracted quantities of gas delivered to the pipeline rarely equal physical deliveries to customers, monitoring and adjusting the imbalance is necessary. As of June 30, 2007, an under-delivered position to the pipeline existed resulting in the inclusion of the imbalance in purchased gas costs. As of September 30, 2007, an over-delivered position existed resulting in the inclusion of the imbalance in outside sales.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy subsidiaries contractually provide transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Freight expense	$45	$38	$7	18.4%

Selling, general and administrative costs have increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Wages and salaries	$9	$8	$1	12.5%
Professional, consulting and other purchased services	5	5	—	—%
Advertising and promotion	1	—	1	100.0%
Employee benefits	2	4	(2)	(50.0)%
Other	10	8	2	25.0%

Total Selling, General and Administrative	$27	$25	$2	8.0%

Wages and salaries have increased $1 million due to additional employees being hired after the 2006 period.

Costs of professional, consulting and other purchased services remained consistent in the period-to-period comparison.

Advertising and promotion expenses were $1 million higher in the 2007 period compared to the 2006 period due to an advertising campaign launched in 2007 to raise corporate awareness and recruit the next generation of employees.

Employee benefits decreased due mainly to an acceleration of previously unrecognized actual losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization recognized in the 2006 period was $21.8 million, of which $2.4 million impacted selling, general and administrative expense. The threshold for recognition was not met in the 2007 period.

Other selling, general and administrative costs have increased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which are individually material.

Depreciation, depletion and amortization increased due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Coal	$65	$59	$6	10.2%
Gas:
Production	8	7	1	14.3%
Gathering	4	3	1	33.3%

Total Gas	12	10	2	20.0%
Other	5	4	1	25.0%

Total Depreciation, Depletion and Amortization	$82	$73	$9	12.3%

The increase in coal depreciation, depletion and amortization was primarily due to additional expense related to the assets received in the acquisition of AMVEST. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements in this Form 10-Q. The increase was also attributable to assets placed in service after the 2006 period. Assets placed in service after the 2006 period include various airshafts, longwall assets, haulage assets and other projects completed at our mines.

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

Other depreciation, depletion and amortization increased $1 million primarily related to capitalized computer software being placed in service in after the 2006 period.

Total interest expense remained consistent in the 2007 period compared to the 2006 period. The components of interest expense fluctuated due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Long-term secured notes	$5	$6	$(1)	(16.7)%
Capitalized lease	1	1	—	—
Revolver	1	—	1	100.0%
Other	(1)	(1)	—	—

Total Interest Expense	$6	$6	$—	—

Interest on long-term secured notes decreased $1 million due to the planned June 2007 principal payment of our $45 million secured note.

Capitalized lease interest expense remained consistent in the period-to-period comparison.

Interest expense increased $1 million due to amounts being drawn on our revolving credit facility in the 2007 period. The facility had $181 million outstanding at September 30, 2007. No amounts were drawn on the facility in the 2006 period.

Other interest expense remained consistent in the period-to-period comparison.

Taxes other than income increased primarily due to the following items:

	2007 Period	2006 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$33	$36	$(3)	(8.3)%
Gas	3	2	1	50.0%

Total Production Taxes	36	38	(2)	(5.3)%
Other taxes:
Coal	20	15	5	33.3%
Gas	1	1	—	—%
Other	3	3	—	—%

Other	24	19	5	26.3%

Total Taxes Other Than Income	$60	$57	$3	5.3%

Decreased coal production taxes are primarily due to lower severance taxes, reclamation fee taxes and black lung excise taxes attributable to decreased production. These improvements were offset, in part, by higher production taxes due to the increase in the average sales price for produced coal.

Gas production taxes increased $1 million in the 2007 period compared to the 2006 period primarily due to higher severance taxes attributable to higher average sales price for gas and slightly higher gas sales volumes.

Other coal taxes have increased in the 2007 period due to higher property taxes related to additional property, plant & equipment and lower Virginia employment enhancement tax credits. Property taxes are based on current assessment values which have increased over the prior year. Virginia provides a tax credit based on employment figures attributable to operations in that state. Due to the previously discussed Buchanan situation, our employment figures have been temporarily reduced. The employment figure reduction has correspondingly reduced the tax credit that we earn.

Other gas and other taxes have remained consistent in the period-to-period comparison.

	2007 Period	2006 Period	Variance	Percentage Change
Earnings Before Income Taxes	$5	$68	$(63)	(92.6)%
Tax Expense	$5	$13	$(8)	(61.5)%
Effective Income Tax Rate	92.2%	19.3%	72.9%

CONSOL Energy’s effective tax rate is sensitive to changes in the relationship between pre-tax earnings and percentage depletion. The effective tax rate for the three months ended September 30, 2007 was calculated using the effective rate projection on recurring earnings and also includes discrete tax expense related to certain non-recurring transactions. The 2007 effective tax rate also includes a $4 million expense adjustment for actualization of the 2006 federal income tax accrual to the filed 2006 federal income tax return. The adjustment primarily related to differences in the percentage depletion deduction. The effective tax rate for the three months ended September 30, 2006 was calculated using the effective rate projection on recurring earnings. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority interest represents 18.3% of CNX Gas’s net income for the two month period ended September 30, 2007 which CONSOL Energy does not own. It also represents 18.5% of Gas’s net income for the one month period ended July 31, 2007 which CONSOL Energy does not own. During the three month period ended September 30, 2007, CONSOL Energy purchased $10 million of CNX Gas shares on the open market. The purchase of the additional shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.5% to 81.7%.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net Income

Net income changed primarily due to the following items (table in millions):

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$2,026	$2,006	$20	1.0%
Produced Gas Sales	311	289	22	7.6%
Gas Royalty Interest	37	42	(5)	(11.9)%
Purchased Gas Sales	3	41	(38)	(92.7)%
Other Sales and Other Income	467	384	83	21.6%

Total Revenue and Other Income	2,844	2,762	82	3.0%
Coal Cost of Goods Sold—Produced and Purchased	1,301	1,296	5	0.4%
Produced Gas Cost of Goods Sold	93	75	18	24.0%
Gas Royalty Interest Cost of Goods Sold	32	34	(2)	(5.9)%
Purchased Gas Cost of Goods Sold	3	42	(39)	(92.9)%
Other Cost of Goods Sold	352	257	95	37.0%

Total Cost of Goods Sold	1,781	1,704	77	4.5%
Other	655	613	42	6.9%

Total Costs	2,436	2,317	119	5.1%

Earnings Before Income Taxes and Minority Interest	408	445	(37)	(8.3)%
Income Tax Expense	127	129	(2)	(1.6)%

Earnings Before Minority Interest	281	316	(35)	(11.1)%
Minority Interest	(20)	(22)	2	9.1%

Net Income	$261	$294	$(33)	(11.2)%

CONSOL Energy had net income of $261 million for the nine months ended September 30, 2007 compared to $294 million in the 2006 period. Net income for the 2007 period decreased in comparison to the 2006 period primarily due to several roof falls which suspended production at the Buchanan Mine in early July 2007. Production was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We have drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the nine months ended September 30, 2007, we have incurred expenses of $72 million, primarily classified as cost of goods sold and depreciation, depletion and amortization, in relation to these activities. Net income was also adversely affected by reduced sales of coal from the Buchanan Mine. Customers who purchase coal from the mine were notified that a force majeure condition exists and deliveries under their sales agreements for coal from the mine were reduced during the nine months ended September 30, 2007. CNX Gas production was also adversely impacted by the idling of the Buchanan Mine. We intend to file an insurance claim under our existing policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee a recovery will be received under our policies. Also, the 2006 period included proceeds from the insurance company of $60 million related to the 2005 fire at the Buchanan Mine. There have been no insurance recoveries in the 2007 period. Net income in the 2007 period was also impacted by a lower volume of produced coal sales and higher cost per ton sold. The 2007 period net income also reflects a $4 million expense adjustment for actualization of the 2006 federal income tax accrual to the filed 2006 federal income tax return. The adjustment primarily related to differences in the percentage depletion deduction. These reductions to net income were offset, in part, by lower salary pension costs. The 2006 period included an acceleration of previously unrecognized actuarial losses related to salary pension. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The threshold for recognition of this pension adjustment was not reached for the plan year ended September 30, 2007. Reductions to net income were also offset, in part, by to two transactions which occurred in the 2007 period; an asset exchange and an asset sale that resulted in pretax income of approximately $100 million and net income of approximately $59 million. Net income reductions were also offset, in part, by the March 2007 settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Fund. Total pre-tax income, including interest, recognized related to the Combined Fund settlement was approximately $33 million.

Revenue

Revenue and other income increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Sales
Produced Coal	$1,996	$1,951	$45	2.3%
Purchased Coal	30	55	(25)	(45.5)%
Produced Gas	311	289	22	7.6%
Industrial Supplies	104	93	11	11.8%
Other	63	54	9	16.7%

Total Sales—Outside	2,504	2,442	62	2.5%
Gas Royalty Interest	37	42	(5)	(11.9)%
Purchased Gas	3	41	(38)	(92.7)%
Freight Revenue	132	113	19	16.8%
Other Income	168	124	44	35.5%

Total Revenue and Other Income	$2,844	$2,762	$82	3.0%

The increase in company-produced coal sales revenue during the 2007 period was due to an increase in the average sales price per ton, partially offset by a decrease in sales volumes.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	49.0	50.3	(1.3)	(2.6)%
Average Sales Price Per Ton	$40.74	$38.76	$1.98	5.1%

The increase in average sales price primarily reflects the general increase in market prices in the period-to-period comparison and the sale of some steam coal into the metallurgical market. Sales of company produced-coal decreased in the period-to-period comparison. Company coal production, excluding equity affiliates, was 48.8 million tons in the 2007 period compared to 51.5 million tons in the 2006 period. The 2007 period production was lower primarily due the idling of the Buchanan Mine as previously discussed, poor geological conditions at McElroy and the idling of certain Central Appalachian mines. These decreases were offset, in part, by production from the AMVEST acquisition.

Purchased coal sales consist of revenues from processing third party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from a third party and sold directly to our customer and revenues from processing third party coal in our preparation plants. The decrease of $25 million in company-purchased coal sales revenue was primarily due to lower sales volumes.

The increase in produced gas sales revenue in the 2007 period compared to the 2006 period was primarily due to increased sales volumes and the higher average sales price per thousand cubic feet sold.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	43.0	41.2	1.8	4.4%
Average Sales Price Per Thousand Cubic Feet	$7.23	$7.01	$0.22	3.1%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program, offset, in part, by decreased active and sealed gob production as a result of the idled Buchanan Mine. The increase in average sales price is the result of realizing higher hedging gains. We periodically enter into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. For the nine months ended September 30, 2007, these physical and financial hedges represented approximately 12.7 Bcf of our gas sales volumes at an average price of $7.95 per Mcf, compared to approximately 13.0 Bcf at an average price of $7.49 per Mcf for the nine months ended September 30, 2006. Also included within the 2007 period are the non-operated net revenue interest volumes and revenues associated with royalty and working interests. These volumes were not available in the 2006 period. The associated revenues were included in other income in the prior period.

The $11 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes. Sales volumes have increased primarily due to the July acquisition of Piping & Equipment. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements in this Form 10-Q.

The $9 million increase in other sales was due to various transactions that occurred throughout both periods, none of which were individually material.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	5.4	5.6	(0.2)	(3.6)%
Average Sales Price Per Thousand Cubic Feet	$6.77	$7.42	$(0.65)	(8.8)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decreased average sales price relates to the volatility in the monthly volumes, contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.5	5.4	(4.9)	(90.7)%
Average Sales Price Per Thousand Cubic Feet	$6.91	$7.67	$(0.76)	(9.9)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis.

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

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Gain on Sales of Assets	$110	$5	$105	2,100.0%
Litigation Settlement	5	—	5	100.0%
Equity in Earnings of Affiliates	5	1	4	400.0%
Interest Income	12	12	—	—%
Business Interruption Proceeds	—	60	(60)	(100.0)%
Royalty Income	10	21	(11)	(52.4)%
Other miscellaneous	26	25	1	4.0%

Total Other Income	$168	$124	$44	35.5%

Gain on sales of assets increased $105 million primarily due to two transactions that occurred in the 2007 period. In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia to Peabody Energy in exchange for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153 resulting in a pretax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction resulted in a pretax gain of approximately $50 million. Gain on sales of assets also increased $5 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

A litigation settlement with a coal customer in the 2007 period resulted in an additional $5 million of income.

Equity in Earnings of Affiliates increased $4 million in the period-to-period comparison due to various activities of our joint ventures, none of which were individually material.

Interest income remained consistent in the period-to-period comparison.

During the 2006 period, CONSOL Energy received notice from the insurance companies that $60 million would be paid to CONSOL Energy for reimbursement of various costs and business interruption related to the 2005 fire at the Buchanan Mine. Approximately $39 million was recognized as other income attributable to the 2005 fire, coal segment recognized $30 million and gas segment recognized $9 million. Also, in the 2006 period CONSOL Energy received a $21 million advance from the insurance companies for business interruption claims resulting from the 2005 skip hoist incident at the Buchanan Mine. The $21 million advance was recognized as coal segment other income in the 2006 period.

Royalty income decreased $11 million primarily due to royalties received from third party gas sales now being classified in outside gas sales versus royalty income. Royalties also decreased due to third parties producing less coal tonnage from CONSOL Energy subsidiary owned property in the period-to-period comparison.

Other miscellaneous income increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Costs

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,261	$1,237	$24	1.9%
Purchased Coal	40	59	(19)	(32.2)%
Produced Gas	93	75	18	24.0%
Industrial Supplies	100	92	8	8.7%
Closed and Idle Mines	79	76	3	3.9%
Other	173	89	84	94.4%

Total Cost of Goods Sold and Other Charges	1,746	1,628	118	7.2%
Royalty Interest Gas	32	34	(2)	(5.9)%
Purchased Gas	3	42	(39)	(92.9)%

Total Cost of Goods Sold	$1,781	$1,704	$77	4.5%

Increased cost of goods sold and other charges for company-produced coal was due mainly to an increase in the average unit cost per ton sold, partially offset by lower sales volumes.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	49.0	50.3	(1.3)	(2.6)%
Average Cost of Goods Sold and Other Charges Per Ton	$25.74	$24.58	$1.16	4.7%

Average costs of goods sold and other charges for produced coal increased in the period-to-period comparison primarily due to higher health and retirement costs, higher labor costs, higher supply costs, higher subsidence costs and the lower volume impact on fixed unit costs. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over the 2006 period was $3.50 per UMWA hour worked. Higher labor costs were due to the effects of wage increases at the union and non-union mines due to new labor contracts. Higher labor unit costs were also due to additional costs incurred to comply with health and safety standards. Supply costs increased due to increases in the cost for products and chemicals, such as roof control products and magnetite, used in the mining and coal preparation process. Supply costs also increased due to additional costs incurred to comply with new federal and state safety regulations. These regulations require additional supplies of self-contained self rescuer devices and other safety items as previously discussed. Higher subsidence costs reflect higher costs related to the Pennsylvania Department of Environmental Protection regulation titled Surface Water Protection-Underground Bituminous Coal Mining Operation. The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. These increases were offset, in part, by income recorded as a result of the Combined Fund settlement. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal. Decreased costs also reflect the prior year adjustment which accelerated previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standard (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total prior year accelerated actuarial amortization was $21.8 million, of which $17.4 million impacted costs of goods sold and other charges for produced coal. The settlement threshold was not triggered in the 2007 period. Decreased costs also resulted from lower contract mining fees due to the idling of certain Central Appalachia contract mine locations.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $19 million in purchased coal cost of goods sold and other charges in the 2007 period was primarily due to lower volumes purchased.

Produced gas cost of goods sold and other charges increased due primarily to an 18.6% increase in unit costs of goods sold and other charges and a 4.4% increase in volumes of produced gas sold.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	43.0	41.2	1.8	4.4%
Average Cost Per Thousand Cubic Feet	$2.17	$1.83	$0.34	18.6%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased salary labor and related employee costs, increased gas well maintenance costs, increased compressor rental costs, and increased power costs. Salary labor and related employee costs increased due to the hiring of additional employees in the 2007 period. Gas well maintenance costs increased due to the increased number of wells in-service compared to the prior year period. Compressor rental costs increased due to the increased volume of rentals. Power costs per unit were higher due to increased megawatt hour rates charged by the power companies in the 2007 period, offset, in part, by credits received from the power company in the 2007 period. These increases in unit costs were offset, in part, by lower firm transportation costs per unit and lower gas well closing costs. The firm transportation improvement was due to the in-service of the Jewell Ridge Pipeline in October 2006. Also, gas well closing costs decreased due to a change in the lives for the wells to coincide with the reserve reports.

Industrial supplies cost of goods sold increased $8 million primarily due to the July acquisition of Piping & Equipment. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements in this Form 10-Q.

Closed and idle mine cost of goods sold and other charges increased approximately $3 million in the 2007 period compared to the 2006 period. This increase was primarily due to $5 million of increased expense in the 2007 period due to Shoemaker Mine being idled in the Spring of 2006. Also, the increase is attributable to higher expenses related to mine closing, perpetual care water treatment and reclamation liability adjustments that were the result of updated engineering surveys. Survey adjustments resulted in $2 million of additional expense in the 2007 period for closed and idled locations compared to the results of the survey adjustments in the 2006 period. Increases were partially offset by $4 million of decreased expense due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Other cost of goods sold and other charges increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Buchanan roof collapse	$69	$—	$69	100.0%
Stock-based compensation	20	10	10	100.0%
Incentive compensation	25	17	8	47.1%
Miscellaneous transactions	59	62	(3)	(4.8)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$173	$89	$84	94.4%

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We have drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the nine months ended September 30, 2007, we have incurred cost of goods sold expenses of $69 million in relation to these activities. We intend to file an insurance claim under our existing policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee a recovery will be received under our policies.

Stock-based compensation expense increased $10 million primarily as a result of additional awards granted in the 2007 period.

Incentive compensation expense increased $8 million due to higher projected amounts expected to be paid to employees for the 2007 period compared to the projected amounts expected for the 2006 period. The increase was offset, in part, by a lower level of earnings achieved in the 2007 period compared to the projected 2007 annual earnings, versus the level of earnings achieved in the 2006 period compared to the projected 2006 annual earnings. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

Miscellaneous cost of goods sold and other charges decreased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	5.4	5.6	(0.2)	(3.6)%
Average Cost Per Thousand Cubic Feet	$5.82	$6.12	$(0.30)	(4.9)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CONSOL Energy on their behalf. The decrease in average cost per unit relates to the volatility in the monthly volumes, contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	0.5	5.4	(4.9)	(90.7)%
Average Cost Per Thousand Cubic Feet	$6.10	$7.84	$(1.74)	(22.2)%

Purchased gas sales volumes in the current period represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In the 2006 period, purchased gas costs and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-3 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 have now expired and new contracts are reflected in transportation expense on a net basis.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$132	$113	$19	16.8%

Selling, general and administrative costs have increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Wages and salaries	$25	$24	$1	4.2%
Professional, consulting and other purchased services	21	16	5	31.3%
Advertising and promotion	3	1	2	200.0%
Employee benefits	6	9	(3)	(33.3)%
Other	24	17	7	41.2%

Total Selling, General and Administrative	$79	$67	$12	17.9%

Wages and salaries have increased due to additional employees being hired after the 2006 period.

Costs of professional, consulting and other purchased services were higher in the 2007 period compared to the 2006 period primarily due to $4 million of additional costs incurred by our 81.7% subsidiary, CNX Gas, related to a new computer system and legal fees associated with outstanding legal cases. The remaining $1 million increase is due to various transactions that occurred throughout both periods, none of which are individually material.

Advertising and promotion expenses were $2 million higher in the 2007 period compared to the 2006 period due to an advertising campaign launched in the 2007 period to raise corporate awareness and recruit the next generation of employees.

Employee benefits decreased due mainly to an acceleration of previously unrecognized actual losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total accelerated actuarial amortization recognized in the 2006 period was $21.8 million, of which $2.4 million impacted selling, general and administrative expense. The threshold for recognition was not met in the 2007 period. Employee benefits also improved $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Other selling, general and administrative costs increased $7 million due to miscellaneous increased costs related to CNX Gas being a separate publicly traded company and various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Coal	$185	$179	$6	3.4%
Gas:
Production	23	18	5	27.8%
Gathering	13	9	4	44.4%

Total Gas	36	27	9	33.3%
Other	14	13	1	7.7%

Total Depreciation, Depletion and Amortization	$235	$219	$16	7.3%

The increase in coal depreciation, depletion and amortization was primarily due to additional expense related to the assets received in the acquisition of AMVEST. The increase was also attributable to assets placed in service after the 2006 period. Assets placed in service after the 2006 period include various airshafts, longwall assets, haulage assets and other projects completed at our mines. These increases were offset, in part, by a reduction in depletion expense due to depletion of economic reserves at VP#8 Mine and decreased amortization due to decreased production in the 2007 period compared to the 2006 period.

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

Other depreciation, depletion and amortization increased $1 million primarily related to capitalized computer software being placed in service in after the 2006 period.

Interest expense increased in the 2007 period compared to the 2006 period due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Capitalized lease	$5	$1	$4	400.0%
Interest on unrecognized tax benefits	2	—	2	100.0%
Long-term secured notes	17	18	(1)	(5.6)%
Other	(5)	(1)	(4)	(400.0)%

Total Interest Expense	$19	$18	$1	5.6%

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

CONSOL Energy began recording interest on unrecognized tax benefits as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48) in the 2007 period. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Interest on long-term debt decreased $1 million due to the planned June 2007 principal payment of our $45 million secured note.

Other reductions in interest expense were related to higher amounts of interest capitalized in the 2007 period compared to the 2006 period. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in the 2007 period compared to the 2006 period.

Taxes other than income decreased primarily due to the following items:

	2007 Year to Date Period	2006 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$112	$121	$(9)	(7.4)%
Gas	9	9	—	—%

Total Production Taxes	121	130	(9)	(6.9	) %
Other taxes:
Coal	58	53	5	9.4%
Gas	3	3	—	—%
Other	9	9	—	—%

Other	70	65	5	7.7%

Total Taxes Other Than Income	$191	$195	$(4)	(2.1)%

Decreased coal production taxes are primarily due to lower severance taxes, black lung excise taxes and reclamation fee taxes attributable to decreased production. These improvements were offset, in part, by higher production taxes due to the increase in the average sales price for produced coal.

Gas production taxes remained consistent in the period to period comparison.

The increase in Other coal taxes is attributable to higher property taxes. Higher property taxes are related to additional property, plant & equipment and higher assessment values compared to the prior year.

Other gas and other taxes have remained consistent in the period-to-period comparison.

	2007 Year to Date Period	2006 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes	$408	$445	$(37)	(8.3)%
Tax Expense	$127	$129	$(2)	(1.6)%
Effective Income Tax Rate	31.2%	28.9%	2.3%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The effective tax rate for the nine months ended September 30, 2007 was calculated using the effective rate projection on recurring earnings and also includes discrete tax expense related to certain non-recurring transactions. The 2007 effective tax rate also includes a $4 million expense adjustment for actualization of the 2006 federal income tax accrual to the filed 2006 federal income tax return. The adjustment primarily related to differences in the percentage depletion deduction. The effective tax rate for the nine months ended September 30, 2006 was calculated using the effective rate projection on recurring earnings. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority interest represents 18.3% of CNX Gas net income for the two month period ended September 30, 2007 which CONSOL Energy does not own. It also represents 18.5% of Gas’s net income for the seven month period ended July 31, 2007 which CONSOL Energy does not own. During the period ended September 30, 2007, CONSOL Energy purchased $10 million of CNX Gas shares on the open market. The purchase of the additional shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.5% to 81.7%.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 27, 2007, CONSOL Energy entered into an Amended and Restated five-year $1 billion senior secured credit facility, which replaced the $750 million credit facility. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement provides for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 15.95 to 1.00 at September 30, 2007. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.18 to 1.00 at September 30, 2007. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At September 30, 2007, the facility had $181 million outstanding and $247 million of letters of credit outstanding, leaving $572 million of unused capacity.

In April 2007, CONSOL Energy and certain of our U.S. subsidiaries amended their existing trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The amended facility allows CONSOL Energy to receive on a revolving basis, up to $150 million, a

$25 million increase over the previous facility. The amended facility also allows for the issuance of letters of credit against the $150 million capacity. At September 30, 2007, eligible accounts receivable totaled approximately $131 million. The subordinated retained interest at September 30, 2007 was $18 million. Accounts receivable totaling $113 million were removed from the consolidated balance sheet related at September 30, 2007. There were no letters of credit outstanding against the facility at September 30, 2007. In accordance with the facility agreement, CONSOL Energy is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. CONSOL Energy is in the process of amending the existing accounts receivable facility. The amendment is expected to increase the capacity of the facility to $165 million.

CONSOL Energy’s letters of credit issued under the revolving facility have decreased by approximately $146 million at September 30, 2007 compared to December 31, 2006. This decrease was primarily due to a reduction of $118 million to the financial security required by the 1992 Fund. The reduction of security was due to the legislative change included in The Surface Mining Control and Reclamation Act Amendments of 2006. The new legislation requires certain annual transfers to be made from the Abandoned Mine Land (AML) program to the Combined Fund, 1992 Fund and the 1993 Fund. The current law was amended so that after a phase-in period, the new legislation removes the annual cap on the amount of interest to be transferred and requires annual transfers of AML Fund interest to the Combined Benefit Fund, 1992 Fund and 1993 Fund to pay the health care benefits of retirees whose employers have gone out of business. Previous to the legislative change, benefits of retirees whose employers have gone out of business have been paid by the surviving companies participating in the funds. Because this funding requirement will be eliminated after the phase-in period, security required by the funds has been reduced.

In October 2005, CNX Gas, an 81.7% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount of up to $300 million, including borrowings and letters of credit. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.08 to 1.00 at September 30, 2007. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 61.38 to 1.00 at September 30, 2007. At September 30, 2007, this facility had approximately $15 million of letters of credit issued and had no outstanding borrowings, leaving approximately $185 million of unused capacity. As a result of entering into the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005 are also guarantors of CONSOL Energy’s 7.875% bonds.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $13 million at September 30, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the nine months ended September 30, 2007 and 2006.

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

Cash Flows (in millions)

	2007	2006	Change
Cash flows from operating activities	$596	$439	$157
Cash used in investing activities	$(771)	$(457)	$(314)
Cash provided by (used in) financing activities	$30	$(107)	$137

Cash flows from operating activities have increased primarily due to the following items:

•

Operating cash flows increased by approximately $113 million due to proceeds received in the 2007 period from the accounts receivable securitization program. The accounts receivable program had no activity during the 2006 period.

•

Operating cash flows increased by approximately $51 million due to coal inventories. Coal inventories remained consistent compared to December 31, 2006 at 1.4 million tons. These tons include 0.3 million tons of coal inventory acquired in the July 31, 2007 AMVEST acquisition. Coal inventories increased 1.1 million tons in the nine months ended September 30, 2006.

•	Operating cash flows decreased due to lower net income in the period-to-period comparison.

•	Operating cash flows also fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•

Capital expenditures were $498 million in the 2007 period compared to $494 million in the 2006 period. Capital expenditures were higher in the 2007 period primarily due to the acquisition of certain coalbed methane and gas rights from Peabody Energy for $16 million plus various other acquisition costs, our enhanced gas well drilling program, and various other projects being completed. Capital expenditures also include $17 million related to the August 2007 acquisition of Piping & Equipment. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q. These increases were offset, in part, by a $25 million cash payment in the 2006 period related to the January 2006 acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group. Increased capital expenditures were also offset by lower expenditures related to the overland belt and new preparation plant at our Robinson Run Mine in the 2007 period compared to the 2006 period.

•

Cash used in investing activities includes $297 million related to the July 2007 acquisition of AMVEST. See “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

•	In the 2007 period, CONSOL Energy purchased 372,000 shares of CNX Gas, a majority owned subsidiary, on the open market at an average price of $26.87, or $10 million.

•

Proceeds from the sale of assets were $64 million in the 2007 period compared to $44 million in the 2006 period. Proceeds in the 2007 period were primarily due to $53 million of proceeds from the sale of certain western Kentucky coal to Alliance Resource Partners, L.P. Proceeds in the 2006 period were primarily due to the sale and subsequent lease-back of longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized.

Net cash used in financing activities changed primarily due to the following items:

•

In the 2007 period, CONSOL Energy received proceeds of $181 million from our revolving credit facility. There was no activity under the revolving credit facility in the nine months ended September 30, 2006.

•	In the 2007 period, CONSOL Energy paid $45 million to redeem its medium-term notes that were due in June 2007. There was no long term debt repayment in the 2006 period.

•

In the 2007 period, $6 million of cash was retained, compared to $38 million in the 2006 period, as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements.

•

In the 2007 period, approximately $80 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. As of September 30, 2007, we have repurchased 5,602,600 shares at an average price of $34.98 under this program. In the 2006 period, approximately $116 million of CONSOL Energy stock was repurchased.

•	$7 million of stock was issued in the 2007 period compared to $13 million issued in the 2006 period. Stock issuances in both periods were a result of stock option exercises.

The following is a summary of our significant contractual obligations at September 30, 2007 (in thousands):

Payments due by Year

	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$181,000	$—	$—	$—	$181,000
Gas Firm Transportation Obligation	7,392	14,554	10,482	18,227	50,655
Purchase Order Firm Commitments	7,300	—	—	—	7,300
Long-Term Debt	7,104	16,817	361,542	20,758	406,221
Capital Lease Obligations (a)	9,860	21,807	11,289	48,732	91,688
Operating Lease Obligations	39,377	72,885	37,032	128,028	277,322
Other Long-Term Liabilities (b)	318,697	559,440	514,773	2,075,917	3,468,827

Total Contractual Obligations (c)	$570,730	$685,503	$935,118	$2,291,662	$4,483,013

(a)	In conjunction with the completion of the Jewell Ridge lateral pipeline in October 2006, CNX Gas entered into a 15-year firm transportation agreement with ETNG, a subsidiary of Duke Energy, at pre- determined fixed rates. In addition to providing us with transportation flexibility, the Jewell Ridge lateral will provide access for our production to alternate and growing Southeastern and East Coast markets. Capital Lease Obligations include the lease arrangement related to the Jewell Ridge lateral pipeline.
(b)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.
(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At September 30, 2007, CONSOL Energy had total long-term debt of $507 million outstanding, including current portion of long-term debt of $17 million. This long-term debt consisted of:

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

•	$32 million in advance royalty commitments with an average interest rate of 7.21% per annum;

•

An aggregate principal amount of $11 million on a variable rate note that bears interest at the prime rate, or 7.75% at September 30, 2007. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•

An aggregate principal amount of $9 million on a rate note that bears interest at 8.16% at September 30, 2007. This note was incurred by a variable interest entity that is fully consolidated in which our 81.7% subsidiary, CNX Gas, holds no ownership interest;

•	An aggregate principal amount of $101 million of capital leases with an interest rate of 7.11% per annum.

•	An aggregate principal amount of $2 million of variable rate notes with a weighted average interest rate of 8.53% due at various dates ranging from 2007 through 2031.

At September 30, 2007, CONSOL Energy had $181 million of borrowings and approximately $247 million of letters of credit outstanding under the revolving credit facility.

At September 30, 2007, CNX Gas, an 81.7 % subsidiary, had no aggregate principal amounts of borrowings and approximately $15 million of letters of credit outstanding under its revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,242 million at September 30, 2007 and $1,066 million at December 31, 2006. The increase was primarily attributable to net income for the nine months ended September 30, 2007 and the amortization of unearned compensation associated with stock-based compensation awards. This increase was partially offset by repurchases under the CONSOL Energy share repurchase program, payment of dividends during the nine months ended September 30, 2007 and the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). See Consolidated Statements of Stockholders’ Equity.

In December 2005, CONSOL Energy announced that we would begin a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. As of September 30, 2007, we have repurchased 5,602,600 shares at an average price of $34.98 under this program.

In August, the Board of Directors of CONSOL Energy amended the company’s dividend policy, allowing the company to increase its dividend from $0.28 per share to $0.40 per share on an annualized basis, an increase of 43 percent.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
October 26, 2007	$0.10	November 7, 2007	November 23, 2007
July 27, 2007	$0.07	August 9, 2007	August 27, 2007
April 27, 2007	$0.07	May 8, 2007	May 29, 2007
January 26, 2007	$0.07	February 8, 2007	February 23, 2007

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s board of directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s board of directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL

Energy, planned investments by CONSOL Energy and such other factors as the board of directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more and our availability is less than $100 million. The leverage ratio was 1.18 to 1.00 and our availability was approximately $572 million at September 30, 2007. The credit facility does not permit dividend payments in the event of default. There were no defaults in the three or nine months ended September 30, 2007.

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

Recent Accounting Pronouncements

In April 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39.” This FSP amends paragraph 10 of Interpretation 39 to permit entities to offset fair value amounts recognized for either a receivable representing the right to reclaim cash collateral or a payable representing an obligation to return cash collateral, if such receivable or payable arises from derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 also requires entities to make an accounting policy decision to offset fair value amounts in accordance with FIN 39-1 and apply the policy consistently. An entity may not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

In November 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 states that companies should recognize the income tax benefit realized from dividends that are paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and charged to retained earnings under Statement 123(R) as additional paid-in capital. EITF 06-11 is effective for financial statements issued for fiscal years beginning after September 15, 2007, however earlier application is permitted. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

Sensitivity analyses of the incremental effects on pre-tax income for the nine months ended September 30, 2007 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of September 30, 2007 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$27.8	$70.5

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2007 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a net gain of $8.2 million (net of $5.2 million of deferred tax) at September 30, 2007. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2007, CONSOL Energy had $496 million aggregate principal amount of debt outstanding under fixed-rate instruments and $192 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility. There was $181 million outstanding under this facility at September 30, 2007. Due to the level of borrowings against this facility in the nine months ended September 30, 2007, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2007 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through twelfth paragraphs of Note 10—Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (2)

As of June 30, 2007	4,244,800	33.44	4,244,800	$158,051

July 1 through July 31, 2007	60,000	42.48	60,000	$155,502
August 1 through August 31, 2007	1,297,800	39.68	1,297,800	$104,006
September 1 through September 30, 2007	—	—	—	$104,006

July through September Total	1,357,800	39.80	1,357,800	$104,006

Total	5,602,600	34.98	5,602,600	$104,006

(1)	On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007.
(2)	Management cannot estimate the number of shares that will be repurchased prior to December 31, 2007 because purchases are made based on company outlook, business condition and current investment opportunity.

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

4.11	Supplemental Indenture No. 9 dated as of September 6, 2007 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.110	Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

10.111	Summary of Non-Employee Director Compensation.

10.112	Agreement, dated September 12, 2007, by and between CONSOL Energy Inc. and Bart Hyita, regarding CONSOL Energy Inc. Supplemental Retirement Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: November 1, 2007

	By:	/s/ J. BRETT HARVEY
J. Brett Harvey, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ WILLIAM J. LYONS
William J. Lyons, Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

ITEM 6.	EXHIBITS

Exhibits filed as part of this Report:

4.11	Supplemental Indenture No. 9 dated as of September 6, 2007 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.110	Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

10.111	Summary of Non-Employee Director Compensation.

10.112	Agreement, dated September 12, 2007, by and between CONSOL Energy Inc. and Bart Hyita, regarding CONSOL Energy Inc. Supplemental Retirement Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.