Form 10-K
period 2007-12-31
CONSOL ENERGY INC
filed 2008-02-19
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 001-14901

CONSOL ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Consol Plaza

1800 Washington Road

Pittsburgh, Pennsylvania 15241

(Address of principal executive offices including zip code)

Registrant’s telephone number including area code: 412-831-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($.01 par value) Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $8,406,925,288.

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 is 182,502,996 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Consol Energy’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2008,

are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

•	our inability to hire qualified people to meet replacement or expansion needs;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion;

•	the inability to produce a sufficient amount of coal to fulfill our customers’ requirements which could result in our customers initiating claims against us;

•	increases in the price of commodities used in our mining operations could impact our cost of production;

•	foreign currency fluctuations could adversely affect the competitiveness of our coal abroad;

•

the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, timing of completion of significant construction or repair of equipment, fires, accidents and weather conditions which could cause our results to deteriorate;

•	increases in the price of commodities used in our mining operations could impact our cost of production;

•	obtaining governmental permits and approvals for our operations;

•	the effects of proposals to regulate greenhouse gas emissions;

•	the effects of government regulation;

•	the effects of stringent federal and state employee health and safety regulations;

•	the effects of mine closing, reclamation and certain other liabilities;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	we do not insure against all potential operating risks;

•	the outcomes of various legal proceedings, which proceedings are more fully described in our reports filed under the Securities Exchange Act of 1934;

•	increased exposure to employee related long-term liabilities;

•	our participation in multi-employer pension plans may expose us to obligations beyond the obligation to our employees;

•	lump sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

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

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	the coalbeds and other strata from which we produce methane gas frequently contain water and the gas often contains impurities that may hamper production;

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	other factors discussed in our 2007 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

We are including this cautionary statement in this document to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

Item 1.	Business.

CONSOL Energy’s History

We are a multi-fuel energy producer and energy services provider primarily serving the electric power generation industry in the United States. That industry generates approximately two-thirds of its output by burning coal or gas, the two fuels we produce. During the year ended December 31, 2007, we produced high-Btu bituminous coal from 17 mining complexes in the United States, including a fully consolidated, 49% owned, variable interest entity, and a 49% equity affiliate. Coal produced from our mines has a high-Btu content which creates more energy per unit when burned compared to coals with lower Btu content. As a result, coals with greater Btu content can be more efficient to use. We are the majority shareholder (81.7%) of CNX Gas Corporation (CNX Gas). On January 29, 2008, we announced our intention to offer to acquire all of the shares of CNX Gas which we currently do not own. CNX Gas primarily produces pipeline-quality coalbed methane gas from our coal properties in the Northern and the Central Appalachian basin, and other western basins and oil and gas from properties in the Appalachian and Illinois Basins. We believe that the use of coal and gas to generate electricity will grow as demand for power increases.

Historically, we rank among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Our production of approximately 65 million tons of coal in 2007 accounted for approximately 6% of the total tons produced in the United States and approximately 13% of the total tons produced east of the Mississippi River during 2007. We are one of the premier coal producers in the United States by several measures:

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

CNX Gas also ranks as one of the largest coalbed methane gas companies in the United States based on both their proved reserves and their current daily production. Our position as a gas producer is highlighted by several measures:

•	Our principal coalbed methane operations produce gas from coal seams (single layers or stratum of coal) with a high gas content;

•	We had approximately 155 million cubic feet of net average daily production for the month of December 2007;

•	At December 31, 2007, we had 2,989 net producing wells connected by approximately 1,301 miles of gathering lines and associated infrastructure; and

•

We controlled one of the largest coalbed methane reserve bases among publicly traded oil and gas companies in the United States with approximately 1.3 trillion cubic feet of net proved reserves of gas at December 31, 2007.

Additionally, we provide energy services, including river and dock services, terminal services, industrial supply services, coal waste disposal services and land resource services.

CONSOL Energy was organized as a Delaware corporation in 1991. We use “CONSOL Energy” to refer to CONSOL Energy Inc. and our subsidiaries, unless the context otherwise requires.

Industry Segments

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2007, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the year ended December 31, 2007, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek and Wiley-Mill

Creek. It also includes the following mines acquired with the AMVEST Corporation and certain of its subsidiaries and affiliates (“AMVEST”) acquisition: Fola Complex and the Terry Eagle Complex. For the year ended December 31, 2007, the Metallurgical aggregated segment includes the following mines: Buchanan and Amonate. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline-quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of building and flight operations. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States, for the years ended December 31, 2007, 2006 and 2005 is included in Note 27 of Notes to Audited Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K.

Coal Operations

Mining Complexes

During the year ended December 31, 2007, CONSOL Energy had 17 active mining complexes, including a fully consolidated, 49% owned, variable interest entity, and a 49% equity affiliate, all located in the United States.

The following map provides the location of CONSOL Energy’s operations by region:

The following table provides the location of CONSOL Energy’s mining complexes and the coal reserves associated with each.

CONSOL ENERGY MINING COMPLEXES

Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2007 and 2006

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	As Received Heat Value(1) (Btu/lb)		Recoverable Reserves(2)			Recoverable Reserves (tons in Millions) 12/31/2006
					Typical	Range	Owned (%)	Leased (%)	Tons in Millions 12/31/2007
ASSIGNED—OPERATING
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)
Enlow Fork	Enon, PA	Assigned	Pittsburgh	5.3	12,940	12,860 – 13,060	97%	3%	171.2	182.4
		Accessible	Pittsburgh	5.4	12,900	12,830 – 13,000	75%	25%	185.3	185.1
Bailey	Enon, PA	Assigned	Pittsburgh	5.7	12,950	12,860 – 13,060	21%	79%	43.4	53.2
		Accessible	Pittsburgh	5.7	12,900	12,830 – 13,000	44%	56%	144.2	144.2
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.6	13,120	12,950 – 13,250	48%	52%	28.7	32.3
		Accessible	Pittsburgh	5.4	13,050	12,880 – 13,180	91%	9%	86.7	86.7
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.9	12,570	12,450 – 12,650	100%	—%	211.1	197.8
		Accessible	Pittsburgh	5.8	12,530	12,410 – 12,610	99%	1%	69.0	68.8
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.7	13,150	13,070 – 13,370	97%	3%	22.3	28.9
		Accessible	Pittsburgh	7.5	13,100	13,020 – 13,320	89%	11%	61.6	61.6
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.6	12,940	12,600 – 13,300	66%	34%	12.2	15.4
		Accessible	Pittsburgh	6.9	12,940	12,600 – 13,300	74%	26%	219.9	206.2
Blacksville 2	Wana, WV	Assigned	Pittsburgh	6.6	13,060	12,850 – 13,250	100%	—%	5.7	10.9
		Accessible	Pittsburgh	6.8	13,100	12,890 – 13,290	98%	2%	55.7	55.7
Harrison Resources(4)	Cadiz, OH	Assigned	Multiple	4.3	11,570	11,350 – 11,850	100%	—%	9.8	—

Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	5.7	13,980	13,700 – 14,200	13%	87%	47.1	49.9
		Accessible	Pocahontas 3	6.1	13,930	13,650 – 14,150	12%	88%	64.4	64.4
AMVEST—Fola Complex	Bickmore, WV	Assigned	Multiple	5.9	12,380	12,250 – 12,550	95%	5%	107.8	—
AMVEST—Terry Eagle Complex	Bickmore, WV	Assigned	Multiple	3.2	13,300	13,200 – 13,350	—%	100%	23.2	—
Mill Creek Complex	Deane, KY	Assigned	Multiple	3.7	12,430	12,350 – 12,650	90%	10%	11.6	12.5
		Accessible	Multiple	4.4	11,380	11,300 – 11,600	100%	—%	0.7	0.7
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.2	12,530	12,450 – 12,650	75%	25%	37.7	31.1
		Accessible	Multiple	2.8	12,330	12,250 – 12,450	88%	12%	1.7	3.5
Amonate Complex	Amonate, VA	Assigned	Multiple	3.8	13,100	12,850 – 13,350	72%	28%	21.9	22.9
Miller Creek Complex	Delbarton, WV	Assigned	Multiple	8.9	12,000	11,600 – 12,650	—%	100%	6.5	7.5
Southern West Virginia Energy(3)	Mingo County, WV	Assigned	Multiple	8.1	12,100	11,600 – 12,650	—%	100%	7.3	8.1
		Accessible	Multiple	7.1	11,900	11,600 – 12,650	—%	100%	9.1	9.1
Western U.S. (Utah)
Emery	Emery Co., UT	Assigned	Ferron I	7.5	12,260	12,000 – 13,000	81%	19%	18.0	19.0

Total Assigned Operating and Accessible									1,683.8	1,557.9

(1)	The heat value shown for assigned reserves is based on the quality of coal mined and processed during the year ended December 31, 2007. The heat value shown for accessible reserves is based on the same mining and processing methods as for the assigned reserves with adjustments made based on the variability found in exploration drill core samples. The heat values given have been adjusted to include moisture that may be added during mining or processing and for dilution by rock lying above or below the coal seam.
(2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustments for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam. Reserves are reported only for those coal seams that are controlled by ownership or leases.
(3)	Southern West Virginia Energy (SWVE) is a variable interest entity as defined by Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” in which CONSOL Energy acquired a 49% ownership interest in 2005. Accordingly, reserve tonnage reflects 100% of SWVE.
(4)	Harrison Resources is an equity affiliate in which CONSOL Energy owns a 49% interest. Reserves reported equal CONSOL Energy’s 49% proportionate interest in Harrison Resources’ reserves.

Excluded from the table above are approximately 248.9 million tons of reserves at December 31, 2007 that are assigned to projects that have not produced coal in 2007 or 2006. These assigned reserves are in the Northern Appalachia (northern West Virginia), Central Appalachia (Virginia and eastern Kentucky) and Illinois Basin (Illinois) regions. These reserves are approximately 74% owned and 26% leased.

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

Coal Reserves

At December 31, 2007, CONSOL Energy had an estimated 4.5 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

Reserves are defined in Securities and Exchange Commission (SEC) Industry Guide 7 as follows:

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

Our estimate of proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers. Approximately 95% of the amounts included in our 2007 coal reserves have been reviewed and confirmed by an independent third party consultant. The independent consultant reviewed the procedures used by us to prepare our internal estimate, verified the accuracy of selected property reserve estimates and retabulated reserve groups according to standard classifications of reliability.

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

CONSOL Energy’s reserves are located in northern Appalachia (63%), central Appalachia (13%), the mid-western United States (18%), the western United States (4%), and in western Canada (2%) at December 31, 2007.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Recoverable Coal Reserves as of 12/31/07

		Recoverable Reserves 12/31/07(2)
Coal Producing Region	As Received Heat Value(1) (Btu/lb)	Owned (%)	Leased (%)	Tons (in millions)	Recoverable Reserves (tons in millions) 12/31/2006
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	11,400 – 13,500	77%	23%	1,331.8	1,233.5
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	11,900 – 14,200	54%	46%	233.9	176.5
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,500 – 11,900	43%	57%	780.6	697.5
Western U.S. (Wyoming)	9,400	100%	—%	169.1	252.7
Western Canada (Alberta)	12,400 – 12,900	—%	100%	77.9	129.1

Total		64%	36%	2,593.3	2,489.3

1)	The heat value estimates for Northern Appalachian and Central Appalachian Unassigned coal reserves include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. The mining and processing methods currently in use are used for these estimates. The heat value estimates for the Illinois Basin, Western U.S. and Western Canada Unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing, or for dilution by rock lying above or below the coal seam.
2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustment for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam.

The following table summarizes our proven and probable reserves as of December 31, 2007 by region and type of coal or sulfur content (sulfur content per million British thermal units). Proven and probable reserves include both assigned and unassigned reserves. The table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter. Coal is ranked by the degree of alteration it has undergone since the initial deposition of the organic material. The lowest ranked coal, lignite, has undergone less transformation than the highest ranked coal, anthracite. From the lowest to the highest rank, the coals are: lignite; sub-bituminous; bituminous and anthracite. The ranking is determined by measuring the fixed carbon to volatile matter ratio and the heat content of the coal. As rank increases, the amount of fixed carbon increases, volatile matter decreases, and heat content increases. Bituminous coals are further characterized by the amount of volatile matter present. Bituminous coals with high volatile matter content are also ranked. High volatile “A” bituminous coals have higher heat content than high volatile “C” bituminous coals. These characterizations of coal allow a user to predict the behavior of a coal when burned in a boiler to produce heat or when it is heated in the absence of oxygen to produce coke for steel production.

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2007

	<1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	162.3	—	—	—	162.3	3.6%
Steam:
High Vol A Bituminous	—	—	—	—	—	137.7	57.6	134.2	2,304.4	2,633.9	58.2%
Low Vol Bituminous	—	—	—	—	—	33.6	—	—	—	33.6	0.7%

Region Total	—	—	—	—	—	333.6	57.6	134.2	2,304.4	2,829.8	62.5%
Central Appalachia:
Metallurgical:
High Vol A Bituminous	—	4.9	31.3	—	—	20.6	—	—	—	56.8	1.3%
Med Vol Bituminous	1.0	0.9	64.3	—	—	12.7	—	—	—	78.9	1.7%
Low Vol Bituminous	—	—	130.6	2.3	—	—	—	—	—	132.9	2.9%
Steam:
High Vol A Bituminous	34.2	75.1	14.2	70.5	45.8	89.5	0.4	1.7	11.2	342.6	7.6%

Region Total	35.2	80.9	240.4	72.8	45.8	122.8	0.4	1.7	11.2	611.2	13.5%
Midwest – Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	79.3	—	—	460.6	—	539.9	11.9%
High Vol C Bituminous	—	—	—	—	159.5	—	108.4	—	—	267.9	5.9%

Region Total	—	—	—	—	238.8	—	108.4	460.6	—	807.8	17.8%
Northern Powder River Basin:
Steam:
Subbituminous B	—	—	169.1	—	—	—	—	—	—	169.1	3.7%

Region Total	—	—	169.1	—	—	—	—	—	—	169.1	3.7%
Utah – Emery Field:
High Vol B Bituminous	—	—	—	—	30.3	—	—	—	—	30.3	0.7%

Region Total	—	—	—	—	30.3	—	—	—	—	30.3	0.7%
Western Canada:
Metallurgical:
Med Vol Bituminous	30.1	47.7	—	—	—	—	—	—	—	77.8	1.8%

Region Total	30.1	47.7	—	—	—	—	—	—	—	77.8	1.8%

Total Company	65.3	128.6	409.5	72.8	314.9	456.4	166.4	596.5	2,315.6	4,526.0	100.0%

Percent of Total	1.4%	2.8%	9.0%	1.6%	7.0%	10.1%	3.7%	13.2%	51.2%	100.0%

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES BY PRODUCT

(MILLIONS OF TONS) AS OF DECEMBER 31, 2007

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

	<1.20 lbs			> 1.20 < 2.50 lbs			> 2.50 lbs			Total	Percentage By Product
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Product	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Metallurgical:
High Vol A Bituminous	—	4.9	31.3	—	—	182.9	—	—	—	219.1	4.8%
Med Vol Bituminous	31.1	48.6	64.3	—	—	12.7	—	—	—	156.7	3.5%
Low Vol Bituminous	—	—	130.6	2.3	—	—	—	—	—	132.9	2.9%

Total Metallurgical	31.1	53.5	226.2	2.3	—	195.6	—	—	—	508.7	11.2%
Steam:
High Vol A Bituminous	34.2	75.1	14.2	70.5	45.8	227.2	58.0	135.9	2,315.6	2,976.5	65.8%
High Vol B Bituminous	—	—	—	—	109.6	—	—	460.6	—	570.2	12.6%
High Vol C Bituminous	—	—	—	—	159.5	—	108.4	—	—	267.9	5.9%
Low Vol Bituminous	—	—	—	—	—	33.6	—	—	—	33.6	0.7%
Subbituminous B	—	—	169.1	—	—	—	—	—	—	169.1	3.8%

Total Steam	34.2	75.1	183.3	70.5	314.9	260.8	166.4	596.5	2,315.6	4,017.3	88.8%
Total	65.3	128.6	409.5	72.8	314.9	456.4	166.4	596.5	2,315.6	4,526.0	100.0%

Percent of Total	1.4%	2.8%	9.0%	1.6%	7.0%	10.1%	3.7%	13.2%	51.2%	100.0%

The following table categorizes the relative Btu values (low, medium and high) for each of CONSOL Energy’s producing regions in Btu’s per pound of coal.

Region	Low	Medium	High
Northern, Central Appalachia and Canada	< 12,500	12,500 –13,000	> 13,000
Midwest Appalachia	< 11,600	11,600 –12,000	> 12,000
Northern Powder River Basin	< 8,400	8,400 – 8,800	> 8,800
Colorado and Utah	< 11,000	11,000 –12,000	> 12,000

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards and indicates that when burned, the coal will produce emissions that will meet the current standard without further cleanup. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always used with reference to the then-current regulatory limit. Clean air regulations that further restrict sulfur dioxide emissions will likely reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 pounds of sulfur dioxide per million British thermal units of fuel consumed. At December 31, 2007, 0.6 billion tons, or 13%, of our coal reserves met the current standard as a compliance coal. However, in March 2005 the U.S. Environmental Protection Agency promulgated new regulations that further restrict emissions. It is possible that no coal will be considered compliance coal with emission standards restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal. Our customers have responded to these new standards in many cases by retrofitting flue gas desulfurization systems (scrubbers) to many of their existing power plants. Because these systems remove sulfur dioxide before it is emitted into the atmosphere, our customers are less concerned about the sulfur content of our coal.

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

Production

In the year ended December 31, 2007, 96% of CONSOL Energy’s production came from underground mines and 4% from surface mines. Where the geology is favorable and reserves are sufficient, CONSOL Energy employs longwall mining systems in our underground mines. For the year ended December 31, 2007, 88% of our production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at low incremental cost.

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the year ended December 31, 2007, 2006 and 2005, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us.

Mine	Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
					2007	2006	2005
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	R R/B	11.2	10.7	9.8	1990
Bailey	Enon, Pennsylvania	U	LW/CM	R R/B	9.9	10.2	11.1	1984
McElroy	Glen Easton, West Virginia	U	LW/CM	B	9.7	10.5	10.4	1968
Loveridge	Fairview, West Virginia	U	LW/CM	R T	6.6	6.4	6.4	1956
Robinson Run	Shinnston, West Virginia	U	LW/CM	R CB	6.5	5.7	6.1	1966
Blacksville 2	Wana, West Virginia	U	LW/CM	R R/B T	5.1	5.0	5.3	1970
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	R R/B T	3.6	3.5	3.8	1998
Harrison Resource Corporation(1)(6)	Cadiz, Ohio	S	S/L	R T	0.1	—	—	2007
Shoemaker	Moundsville, West Virginia	U	LW/CM	B	—	1.0	3.5	1966
Mahoning Valley	Cadiz, Ohio	S	S/L	R T	—	0.2	0.6	1979
Central Appalachia
Jones Fork(1)(3)	Mousie, Kentucky	U/S	CM	R T	3.1	3.1	2.9	1992
Buchanan(4)	Mavisdale, Virginia	U	LW/CM	R	2.8	5.0	1.7	1983
AMVEST-Fola Complex(1)(2)(3)	Bickmore, West Virginia	U/S	A S/L CM	R	1.8	—	—	2007
Mill Creek(1)	Deane, Kentucky	U/S	CM	R	1.1	2.1	2.8	1994
Southern West Virginia Resources(1)(3)(5)	Mingo County, West Virginia	U/S	CM/S/L	T R	0.8	1.2	0.5	2005
Miller Creek Complex(1)(3)	Delbarton, West Virginia	U/S	CM/S/L	T	0.6	0.9	1.2	2004
Amonate(1)	Amonate, Virginia	U/S	CM/S/L	R T	0.6	0.5	0.6	1925
VP-8(7)	Rowe, Virginia	U	LW/CM	R	—	0.3	1.2	1993
AMVEST-Terry Eagle Complex(2)	Jodie, West Virginia	U/S	CM A S/L	R T	0.1	—	—	2007
Western U.S.
Emery	Emery County, Utah	U	CM	T	1.0	1.1	1.2	1945

A= Auger

S = Surface

U = Underground

LW = Longwall

CM = Continuous Miner

S/L = Stripping Shovel and Front End Loaders

R = Rail

B = Barge

R/B = Rail to Barge

T = Truck

CB = Conveyor Belt

(1)	Harrison Resources, Amonate, Mill Creek, Miller Creek, Jones Fork, AMVEST-Fola Complex and Southern West Virginia Resources complexes include facilities operated by independent mining contractors.
(2)	Mine Acquired in AMVEST Corporation acquisition on July 31, 2007.
(3)	Mine was idled for part of the year ended December 31, 2007 due to market conditions.
(4)	Buchanan Mine was idled for part of the year ended December 31, 2007 after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine.
(5)	The amounts shown for Southern West Virginia Energy (SWVE) represent 100% of SWVE production for the period the entity was a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” CONSOL Energy acquired a 49% ownership interest in 2005.
(6)	Production amounts represent CONSOL Energy’s 49% ownership interest.
(7)	Mine was idled due to depletion of economic coal reserves.

Our sales of bituminous coal were at an average sales price per ton produced as follows:

	Years Ended December 31,
	2007	2006	2005
Average Sales Price Per Ton Produced	$40.60	$38.99	$35.61

Construction of the new slope and overland belt at Robinson Run was completed and placed in service in 2007. This project provides for increased belt availability at the mine and has contributed to record production in 2007. Also, two major construction projects continued during 2007 at the Bailey Mine and Shoemaker Mine. The Bailey Mine’s new slope construction was ongoing, and the overland belt earthwork commenced in July 2007. Both the slope and overland belt construction are projected to be completed late in the first quarter of 2009. The Shoemaker Mine’s underground belt haulage project construction continued, and the new slope construction started in September 2007. This project is to be completed during the first quarter of 2010, subject to market conditions, allowing Shoemaker Mine to resume production. Both of these projects will provide for increased mine production through belt availability and cost improvements. These projects also enhance safety by allowing old areas of the mine to be sealed. Mines setting production records for the year ended December 31, 2007 were Enlow Fork Mine (11.2 million tons), Loveridge Mine (6.6 million tons) and Robinson Run Mine (6.5 million tons).

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. Two mine atmosphere monitoring stations showed levels of carbon monoxide above ambient levels for several months after the roof falls damaged the ventilation controls. Efforts to eliminate carbon monoxide in the mine were narrowed to an underground area about 400 feet in diameter into which the company pumped inert gas through a number of bore holes that had been drilled. The underground area of the Buchanan Mine encompasses about five square miles. In compliance with safety agency requirements, the mine was temporarily sealed in late November as a final step before reentry into the mine. On January 20, 2008, the restart of the fans was approved by the Commonwealth of Virginia Department of Mines, Minerals and Energy, and by the federal Mine Safety and Health Administration. The temporary mine seals were removed and the ventilation fans were restarted. Specially trained mine rescue teams re-entered the mine on January 28, 2008 and are in the process of evaluating the extent of damage to the mine’s ventilation system and making temporary repairs.

Title to coal properties that we lease or purchase and the boundaries of these properties are verified at the time we lease or acquire the properties by law firms retained by us. Consistent with industry practice, abstracts and title reports are reviewed and updated approximately five years prior to planned development or mining of the property. If defects in title or boundaries of undeveloped reserves are discovered in the future, control of and the right to mine reserves could be adversely affected.

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage, acreage leased and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2007, 2006 and 2005.

Year	Total Royalty Tonnage (in thousands)	Total Coal Acreage Leased	Total Royalty Income (in thousands)
2007	13,909	218,089	$11,362
2006	16,445	281,165	$14,757
2005	19,903	275,290	$12,669

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

At December 31, 2007, CONSOL Energy operates approximately 23% of the United States’ longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2006.

MAJOR U.S. UNDERGROUND COAL MINES—2006

In millions of tons

Mine Name	Operating Company	Production
Enlow Fork	CONSOL Energy	10.7
McElroy	CONSOL Energy	10.5
Bailey	CONSOL Energy	10.2
Twenty Mile	Peabody Energy Subsidiary	8.8
Cumberland Resources	Cumberland Resources, LP. (Foundation)	7.5
SUFCO	Arch Coal, Inc.	7.4
San Juan	BHP Billiton	7.0
Century	American Energy Corp. (Murray)	6.4
Loveridge	CONSOL Energy	6.4
Emerald Resources	Emerald Resources, LP. (Foundation)	5.9
Robinson Run	CONSOL Energy	5.7
West Elk	Arch Coal, Inc.	5.7
Elk Creek	Oxbow Mining, LLC	5.1
Blacksville 2	CONSOL Energy	5.0
Buchanan	CONSOL Energy	5.0
Dotiki	Webster County Coal LLC (Alliance)	4.7
Federal No. 2	Peabody Energy Subsidiary	4.5
Warrier	Warrier Coal, LLC (Alliance)	4.5
Powhatan No. 6	The Ohio Valley Coal Company (Murray)	4.3
Dugout Canyon	Arch Coal, Inc	4.2

Source: National Mining Association

Marketing and Sales

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents, brokers and unaffiliated trading companies. In 2007, we sold 65.5 million tons of coal, including our portion of equity affiliates and a consolidated 49% owned variable interest entity. Ninety-one percent (91%) of these sales were sold in domestic markets. Our direct sales to domestic electricity generators represented 64% of our total tons sold in 2007. We had approximately 140 customers in 2007. During 2007, no coal customers individually accounted for more than 10% of total revenue. However, the top four coal customers accounted for more than 25% of our total revenues.

Coal Contracts

We sell coal to customers under arrangements that are the result of both bidding procedures and unsolicited offers leading to extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the year ended December 31, 2007, approximately 90% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

•	Fixed price contracts with pre-established prices; or

•	Periodically negotiated prices that reflect market conditions at the time; or

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices.

Several contracts provide the opportunity to periodically adjust the contract prices. Contract prices may be adjusted as often as quarterly based upon indices which are pre-negotiated. Many of our contracts have terms no longer than five years.

The following table sets forth, as of January 11, 2008, the total tons of coal CONSOL Energy is committed to deliver from 2008 through 2012.

	Tons of Coal to be Delivered (in millions of nominal tons)
	2008	2009	2010	2011	2012
(1) Commitments to deliver coal at predetermined prices	63.9	34.1	20.4	10.7	1.5
(2) Commitments to deliver coal at prices to be determined by mutual agreement of the parties, including some agreements which contain predetermined price ranges	1.4	11.5	17.5	16.4	21.9

	65.3	45.6	37.9	27.1	23.4

We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees, we have been successful in renewing or extending contracts in the past.

Contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes and extraordinary geological conditions. Some contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally three to twelve months. Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in substantial price reductions, suspension of deliveries or termination of the contract, at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, we, or the buyer may vary the timing of delivery within specified limits.

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

At December 31, 2007 we operated 25 towboats, 5 harbor boats and a fleet of more than 750 barges that serve customers along the Ohio, Allegheny and Monongahela Rivers. The barge operation allows us to control delivery schedules and has served as temporary floating storage for coal where land storage is unavailable.

Competition

The United States coal industry is highly competitive, with numerous producers selling into all markets that use coal. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The five largest producers are estimated by the 2006 National Mining Association Survey to have produced approximately 53% (based on tonnage produced) of the total United States production in 2006. The U.S. Department of Energy reported 1,424 active coal mines in the United States in 2006, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

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

Gas Operations

Our gas operations are primarily conducted by CNX Gas Corporation (CNX Gas), an 81.7% owned subsidiary of CONSOL Energy at December 31, 2007. Information presented below is 100% of CNX Gas’ basis; it does not include 18.3% minority interest reduction. CNX Gas primarily produces coalbed methane, which is gas that resides in coal seams. In the eastern United States, conventional natural gas fields typically are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, gas in the coal seams that we drill or anticipate drilling is typically in formations less than 2,500 feet deep which are usually better defined than deeper formations. CNX Gas believes that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations. However, with CNX Gas’ entrance into shales and other horizontal drilling techniques, we expect to increase our exploration efforts in these emerging areas.

CNX Gas has not filed reserve estimates with any federal agency.

Areas of Operation

In the Appalachian Basin we operate principally in Central Appalachia and Northern Appalachia. We also operate in the Illinois Basin. The five areas we see playing prominent roles in our portfolio in the near future are as follows:

•

first, in Central Appalachia, Virginia coalbed methane (CBM), our traditional and largest area of operation, where we have typically produced CBM from vertical wells which we drill well ahead of mining and gob gas wells;

•

second, in Northern Appalachia, the Mountaineer CBM play in northwestern West Virginia and southwestern Pennsylvania, where our first major drilling program using vertical-to-horizontal well designs is into full scale development;

•	third, in Northern Appalachia, the Nittany CBM play in central Pennsylvania, where we have substantial holdings and transitioned initial exploratory testing activities into full scale development;

•

fourth, in the Illinois Basin, Cardinal, our New Albany shale play in western Kentucky, Indiana and Illinois, which has economic potential where we are in the midst of exploratory testing activities; and

•

last, we believe we have Appalachian shale potential in the Marcellus, Huron, and Chattanooga shales. Additional potential exists in the Trenton Black River formation which is thought to underlie nearly all of the Appalachian shales. We will continue to evaluate our acreage position in these areas, with the commencement of an exploration program in 2008.

Drilling

During 2007, 2006 and 2005, we drilled in the aggregate, 370, 272, and 184 net development wells, respectively, all of which were productive. Gob wells, and wells drilled by other operators that we participate in are excluded. As of December 31, 2007, we had no dry development wells and 32 wells are still in process. The following table illustrates the wells referenced above by geographic region:

Development Wells

	For the Years Ended December 31,
	2007	2006	2005
Central Appalachia	294	253	176
Northern Appalachia	76	19	8

Total	370	272	184

During 2007, 2006, and 2005, we drilled in the aggregate 9, 4 and 15 net exploratory wells, respectively. The following table illustrates the exploratory wells by geographic region:

Exploratory Wells

	For the Years Ended December 31,
	2007	2006	2005
Central Appalachia	3	2	2
Northern Appalachia	—	2	13
Other	6	—	—

Total	9	4	15

Five of the other wells drilled in 2007 are still being evaluated.

Production

The following table sets forth CNX Gas net sales volume produced for the periods indicated, including our portion of equity affiliates and intersegment transactions.

	For the Years Ended December 31,
	2007	2006	2005
Total produced coalbed methane (in millions of cubic feet)	58,249	56,135	48,390

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price, including hedging transactions, and the average net lifting cost, including our portion of equity interests, for all our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization.

	For the Years Ended December 31,
	2007	2006	2005
Average gas sales price including effects of financial settlements (per thousand cubic feet)	$7.20	$7.04	$5.90
Average net lifting cost (per thousand cubic feet)	$0.68	$0.60	$0.64

Productive Wells and Acreage

The following table sets forth at December 31, 2007, the number of CNX Gas’ producing wells, developed acreage and undeveloped acreage.

	Gross	Net(1)
Producing Wells	3,800	2,989
Proved Developed Acreage	230,545	228,569
Proved Undeveloped Acreage	71,434	69,350
Unproved Acreage	3,505,970	2,960,783

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

Sales

CNX Gas enters into physical gas sales transactions with various counterparties for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, other than interstate pipeline outages related to maintenance, we have not failed to deliver quantities required under contract. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions and represented approximately 18.4 billion cubic feet of our produced gas sales volumes for the year ended December 31, 2007 at an average price of $8.01 per thousand cubic feet. As of December 31, 2007, we expect these transactions will cover approximately 24.5 billion cubic feet of our estimated 2008 production at an average price of $8.30 per thousand cubic feet.

CNX Gas purchased firm transportation capacity on various interstate pipelines to ensure gas production flows to market. As of December 31, 2007, CNX Gas has secured firm transportation capacity to cover more than its 2008 hedged production.

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk” and in Note 25 to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

Gas Reserves

The following table shows our estimated proved developed and proved undeveloped reserves. Reserve information is net of any royalty interest. Proved developed and proved undeveloped gas reserves are reserves that could be commercially recovered under current economic conditions, operating methods and government regulations. Proved developed and proved undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X.

	Net Gas Reserves (millions of cubic feet)
	As of December 31,
	2007		2006		2005
	Consolidated Operations	Affiliates	Consolidated Operations	Affiliates	Consolidated Operations	Affiliates
Estimated proved developed reserves	667,726	3,584	609,700	2,200	549,574	2,672
Estimated proved undeveloped reserves	672,183	—	653,593	—	578,150	—

Total estimated proved developed and undeveloped reserves	1,339,909	3,584	1,263,293	2,200	1,127,724	2,672

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows:

	Discounted Future Net Cash Flows ($ in thousands)
	As of December 31,
	2007	2006	2005
Future net cash flows (net of income tax)	$3,609,195	$2,483,887	$5,149,938
Total standardized measure of after-tax discounted future net cash flows	$1,389,540	$934,891	$1,870,794

Competition

We operate primarily in the eastern United States. CNX Gas believes that the gas market is highly fragmented and not dominated by any single producer. We believe that several of our competitors have devoted far greater resources than we have to gas exploration and development. CNX Gas believes that competition within our market is based primarily on operating cost and the proximity of gas fields to customers.

Power Generation

Through a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, our 81.7% owned subsidiary, CNX Gas, owns a 50% interest in an 88-megawatt, gas-fired electric generating facility. This facility is used for meeting peak load demands for electricity. The facility is located in southwest Virginia and uses coalbed methane gas that we produce. Because it is a peaking power facility, it does not operate at all times of the year, but the facility does provide a potential sales outlet for CNX Gas of up to 22 million cubic feet per day.

Other

CONSOL Energy provides other services both to our own operations and to others. These include land services, industrial supply services, terminal services (including break bulk, general cargo and warehouse services), river and dock services, and coal waste disposal services.

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

Industrial Supply Services

Fairmont Supply Company, a CONSOL Energy subsidiary, is a general-line distributor of mining and industrial supplies in the United States. Fairmont Supply has 15 customer service centers nationwide. Fairmont Supply also provides integrated supply procurement and management services. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distribution to minimize total cost in the maintenance, repair and operating supply chain. Fairmont Supply offers value-added services including on-site stores management and procurement strategies.

Fairmont Supply provides mine supplies to CONSOL Energy’s mining operations. Approximately 52% of Fairmont Supply’s sales in 2007 were made to CONSOL Energy’s mines.

In July 2007, Fairmont Supply Company completed the acquisition of Piping and Equipment, Inc. for a cash payment, net of cash acquired, of approximately $17 million. Piping & Equipment, Inc. is a specialty distributor of pipe, valve and fittings. Piping and Equipment has eight locations in Florida, Alabama, Louisiana and Texas.

Terminal Services

In 2007, approximately 6.9 million tons of coal were shipped through CONSOL Energy’s subsidiary, CNX Marine Terminal Inc.’s exporting terminal in the Port of Baltimore. Approximately 55% of the tonnage shipped was produced by CONSOL Energy coal mines. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation, Inc.

River and Dock Services

CONSOL Energy’s river operations, located in Monessen, Pennsylvania, transport coal from our mines, coal from other mines and non-coal commodities from river loadout facilities primarily along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania. Products are delivered to customers along the Monongahela, Ohio and Allegheny rivers. At December 31, 2007, we operated 25 towboats, 5 harbor boats and more than 750 barges. In 2007, our river vessels transported a total of 21.7 million tons of coal and other commodities, including 7.3 million tons of coal produced by CONSOL Energy mines.

CONSOL Energy provides dock services for our mines at Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system.

Coal Waste Disposal Services

CONSOL Energy operates an ash disposal facility on a 61-acre site in northern West Virginia to handle ash residues for coal customers that are unable to dispose of ash on-site at their generating facilities. The ash disposal facility can process 200 tons of material per hour, and is expected to dispose of approximately 140 thousand tons of fly ash in the current contract year. CONSOL Energy has a long-term contract with a cogeneration facility to supply coal and take the residual fly ash and bottom ash. Bottom ash is disposed locally at the cogeneration facility for road construction and other purposes.

Employee and Labor Relations

At December 31, 2007, CONSOL Energy had 7,728 employees, 36% of whom were represented by the United Mine Workers of America (UMWA). A five-year labor agreement commenced January 1, 2007. This agreement expires December 31, 2011 and provides for a 20% across-the-board wage increase over its duration. Wages increased $1.50 per hour in 2007, and will increase $1.00 per hour in 2008 and $0.50 per hour for 2009 through 2011. Other terms of the agreement require additional contributions to be made into the employee benefit funds. Full health-care benefits for active and retired members and their dependents will continue with no increase in co-payments. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007 will not be eligible to receive retiree health care benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked.

Laws and Regulations

The coal mining and gas industries are subject to regulation by federal, state and local authorities on matters such as the discharge of materials into the environment, employee health and safety, permitting and other licensing requirements, reclamation and restoration of properties after mining or gas operations are completed, management of materials generated by mining and gas operations, surface subsidence from underground mining, water discharge effluent limits, water appropriation, legislatively mandated benefits for current and retired coal miners, air quality standards, protection of wetlands, endangered plant and wildlife protection, limitations on land use, storage of petroleum products and substances that are regarded as hazardous under applicable laws, and management of electrical equipment containing polychlorinated biphenyls, or PCBs. In addition, the electric power generation industry is subject to extensive regulation regarding the environmental impact of its power generation activities, which could affect demand for CONSOL Energy’s coal and gas products. The possibility exists that new legislation or regulations may be adopted which would have a significant impact on CONSOL Energy’s mining or gas operations or our customers’ ability to use coal or gas and may require CONSOL Energy or our customers to change their operations significantly or incur substantial costs.

Numerous governmental permits and approvals are required for mining and gas operations. Regulations provide that a mining permit or modification can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations. Thus, past or ongoing violations of federal and state mining laws by individuals or companies no longer affiliated with CONSOL Energy could provide a basis to revoke existing permits and to deny the issuance of additional permits. CONSOL Energy is, or may be, required to prepare and present to federal, state or local authorities data and/or analyses pertaining to the effect or impact that any proposed exploration for or production of coal or gas may have upon the environment, public and employee health and safety. All requirements imposed by such authorities may be costly and time-consuming and may delay commencement or continuation of exploration or production operations. Accordingly, the permits we need for our mining and gas operations may not be issued, or, if issued, may not be issued in a timely fashion. Permits we need may involve requirements that may be changed or interpreted in a manner which restricts our ability to conduct our mining and gas operations or to do so profitably. Future legislation and administrative regulations may increasingly emphasize the protection of the environment, employee health and safety and, as a consequence, the activities of CONSOL Energy may be more closely regulated. Such legislation and regulations, as well as future interpretations of existing laws, may require substantial increases in equipment and operating costs to CONSOL Energy and delays, interruptions or a termination of operations, the extent of which cannot be predicted.

While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We post surety performance bonds or letters of credit pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, often including the cost of treating mine water discharge when necessary. Compliance with these laws has substantially increased the cost of coal mining and gas production for all domestic coal and gas producers. We also post performance bonds or letters of credit pursuant to state oil and gas laws and regulations to guarantee reclamation of gas well sites and plugging of gas wells. We endeavor to conduct our mining and gas operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining and gas operations occur from time to time. None of the violations to date, or the monetary penalties assessed have been material. CONSOL Energy made capital expenditures for environmental control facilities of approximately $17.6 million, $10.2 million, and $8.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. CONSOL Energy expects to have capital expenditures of $14.6 million for 2008 for environmental control facilities.

Mine Health and Safety Laws

Mine accidents involving multiple fatalities occurred during the calendar years 2007 and 2006 at mines operated by other coal companies. These accidents attracted widespread public attention and have resulted in both federal government and some state government changes to statutory and regulatory control of mine safety, particularly for underground mines. Because nearly all of our mines are underground, these legislative and regulatory changes could affect our performance.

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; providing breathable air for all underground miners for 96 hours; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the placement, in various mine areas, of rescue chambers, structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible which will provide breathable air for all underground miners for 96 hours; the possible reconstruction of existing seals in worked-out areas of mines; and additional training and testing requirements that created the need to hire additional employees.

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

We have reviewed our coal sales agreements to determine the degree to which costs related to these regulatory requirements may be passed through to customers. While the amount will vary by contract, we have been billing the cost of implementation to customers in most of our existing sales agreements. Responses from customers have varied.

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

Retiree Health Benefits Legislation

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) established the Combined Benefit Fund (the Combined Fund). The Combined Fund provides medical and death benefits for all beneficiaries including orphan retirees of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The Act also created a second benefit fund for United Mine Worker retirees, the 1992 Benefit Plan. The 1992 Benefit Fund principally provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former signatory employers or related companies and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The task of calculating the annual per beneficiary premium that assigned operators are obligated to pay to the Combined Fund is the responsibility of the Commissioner of Social Security. The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the National Bituminous Coal Wage Agreement (NBCWA) of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or later NBCWA and who subsequently goes out of business.

The Coal Act required some of our subsidiaries to make premium payments to the Combined Fund and to the 1992 Benefit Plan for the cost of our retirees and orphan retirees in the Combined Fund and the 1992 Benefit Plan. In addition, the collective bargaining agreement with the United Mine Workers requires our signatory subsidiaries to make specified payments to the 1993 Benefit Plan through 2011. The Tax Relief and Health Care Act of 2006 (the 2006 Act) provides additional federal funding for these orphan costs by authorizing general fund revenues and expanding transfers of interest from the Abandon Mine Land (AML) trust fund. The additional federal funding, depending upon its magnitude and the amount of orphan benefits payable, should cover the orphan premium payments due under the Combined Fund as well as, after a phase-in period, the premium payments due under the 1992 Benefit Plan. The 1992 Plan has a phase-in period for the federal contributions. Federal contribution will be 25% in 2008, 50% in 2009, 75% in 2010 and 100% thereafter. In addition, federal contributions are also to be phased-in over this same period with respect to the costs for those orphan retirees as of December 31, 2006 under the 1993 Plan. Under the 2006 Act, these general fund contributions to the Combined Fund, the 1992 Benefit Plan, the 1993 Benefit Plan and certain Abandoned Mine Land payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million. These federal contributions do not apply to our subsidiaries’ assigned retired miners, and therefore our subsidiaries will continue to pay premium payments for our assigned retired miners who receive benefits under the Plans. In addition, our subsidiaries remain responsible for making orphan premium payments to these Plans to the extent that the federal contributions are not sufficient to cover the benefits.

Pension Protection Act

The Pension Protection Act of 2006 (the Pension Act) has simplified and transformed rules governing the funding of defined benefit plans, accelerated funding obligations of employers, made permanent certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), made permanent the diversification rights and investment education provisions for plan participants and encourages automatic enrollment in defined contribution 401(k) plans. In general, most provisions of the Pension Act of 2006 are in effect for plan years beginning on or after December 31, 2007. Plans generally are required to set a funding target of 100% of the present value of accrued benefits and sponsors are required to amortize unfunded liabilities over a 7-year period. The Pension Act includes a funding target phase-in provision consisting of a 92% funding target in

2008, 94% in 2009, 96% in 2010, and 100% thereafter. Plans with a funded ratio of less than 80%, or less than 70% using special assumptions, will be deemed to be “at risk” and will be subject to additional funding requirements. Our current funding ratio is 90%. Our intent is to meet the 100% requirement by 2011.

Environmental Laws

CONSOL Energy is subject to various federal environmental laws, including:

•	the Surface Mining Control and Reclamation Act of 1977,

•	the Clean Air Act,

•	the Clean Water Act,

•	the Toxic Substances Control Act,

•	the Endangered Species Act,

•	the Comprehensive Environmental Response, Compensation and Liability Act,

•	the Emergency Planning and Community Right to Know Act, and

•	the Resource Conservation and Recovery Act

as administered and enforced by United States Environmental Protection Agency (EPA) and/or authorized federal or state agencies, as well as state laws of similar scope, and other state environmental and conservation laws in each state in which CONSOL Energy operates.

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

SMCRA permit provisions include requirements for coal exploration; baseline environmental data collection and analysis; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; refuse disposal plans; surface drainage control; mine drainage and mine discharge control and treatment; and site reclamation. The mining permit application process, whether state or federal, is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation and wildlife, and assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of SMCRA, the state programs and the complementary environmental programs that impact coal mining. Detailed engineering plans are included for all surface facilities built as part of the mine, including roads, ponds, shafts and slopes, boreholes, portals, pipelines and power lines, excess spoil disposal areas and coal refuse disposal facilities. Also included in the permit application are documents defining corporate ownership and control, property ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the OSM Applicant Violator System. We also must list all public and privately-owned structures located within minimum defined distances near to or above our mines and mining facilities. Once a permit application is prepared and submitted to the regulatory agency, it goes through an administrative completeness review and a separate technical review. Public notice of the proposed permit application is given in a local newspaper followed by a public comment period before a permit can be issued. Some mining permits take over a year to prepare, depending on the size and complexity of the mine and can take six months to three years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance. The public has the right to comment on and otherwise participate in the permitting process, including through administrative appeals of permits and possibly further appeals in the courts. The mine operator must submit a bond or otherwise secure the performance of reclamation obligations, including, as deemed appropriate by the regulatory authority, a bond sufficient to cover the costs of long-term treatment of mine drainage discharges from closed facilities or ones from which a post-mining discharge is anticipated. The earliest a reclamation bond can be fully released is five years after reclamation has been completed, however, partial releases may be obtained as certain stages of reclamation are completed. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of longwall or other methods of underground mining, including an obligation to restore or replace water supplies adversely affected by underground mining. All states also impose an obligation on surface mining operations to replace domestic water supplies adversely affected by such operations. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund (AML Fund), which is used to restore unreclaimed and abandoned mine lands mined before 1977. The original amounts of the reclamation fees were $0.35 per ton for surface mined coal and $0.15 per ton for underground mined coal. The Tax Relief and Health Care Act of 2006 amended SMCRA to provide for two reductions (each being ten percent of the original fee amounts) that should take effect in federal fiscal years 2008 and 2013. Thus, from October 1, 2007 through September 30, 2012, the per ton fees will be $0.315 per ton for surface mined coal and $0.135 per ton for underground mined coal. From October 1, 2012 through September 30, 2021, the fees will be $0.28 per ton for surface mined coal and $0.12 per ton for underground mined coal.

Under the SMCRA, responsibility for unabated violations of SMCRA and other specified “environmental laws,” unpaid civil penalties and unpaid reclamation fees of subsidiaries and affiliates can be imputed to the “parents” and “related companies” if deemed to be owned “or” controlled by such entities. Data describing such ownership links must be provided by CONSOL Energy to the regulatory authorities. Similar “violations” by independent contract mine operators can also be imputed to other companies which are deemed, according to the regulations, to have “owned” or “controlled” the contract mine operator. Sanctions against the “owner” or “controller” are quite severe and can include being blocked from receiving new permits and revocation of any permits that have been issued since the time of the violations or, in the case of civil penalties and reclamation fees, since the time such amounts became due.

In the Commonwealth of Pennsylvania, where CONSOL Energy operates four longwall mines, approximately $16.0 million and $8.8 million of expenses were incurred during the years ended December 31, 2007 and 2006, respectively, to abate enforcement actions related to the impacts on streams from subsidence. Recent interpretations of technical guidance documents related to impacts of longwall mining on Pennsylvania streams requires additional analysis on stream flows and biological statistics. We have received violation notices for past longwall activities which resulted in lower stream flows and water pooling areas both of which we are in the process of remediating. We also are completing additional stream analysis in order to comply with these recent interpretations at current Pennsylvania mining operations. Future Pennsylvania Department of Environmental Protection enforcement actions could cause CONSOL Energy to change mine plans, to incur significant costs, and potentially even shut down mines in order to meet compliance requirements. However, these impacts on streams have occurred primarily at the Bailey Mine. The degree to which the mine impacts a stream is related to the geology of the area, including the vertical distance from the stream channel to the coal seam. Over the next several years the coal seam being mined by the Bailey Mine becomes progressively deeper. This change in geologic setting is expected to lessen the adverse impacts on streams. We currently estimate expenses related to subsidence of streams in Pennsylvania will be approximately $7.8 million for the year ended December 31, 2008.

Clean Air Act and Related New Regulations

The federal Clean Air Act and similar state laws and regulations which regulate emissions into the air, affect coal mining, coal handling and processing, and gas processing operations primarily through permitting and/or emissions control requirements. For example, regulations relating to fugitive dust and coal combustion emissions could restrict CONSOL Energy’s ability to develop new mines or require CONSOL Energy to modify our operations. National Ambient Air Quality Standards (“NAAQS”) for particulate matter resulted in some areas of the country being classified as non-attainment for fine particulate. Because thermal dryers located at coal preparation plants burn coal and emit particulate matter, CONSOL Energy’s mining operations are likely to be directly affected where the NAAQS are implemented by the states. In addition, in September 2006, EPA promulgated revised particulate matter NAAQS.

CONSOL Energy believes we have obtained all necessary permits under the Clean Air Act. The expiration dates of these permits range from April 18, 2008 through March 18, 2015. CONSOL Energy monitors permits required by operations regularly and takes appropriate action to extend or obtain permits as needed.

The Clean Air Act also indirectly affects coal mining operations by extensively regulating the air emissions of the coal fired electric power generating plants operated by our customers. Coal contains impurities, such as sulfur, mercury and other constituents, many of which are released into the air when coal is burned. New environmental regulations governing emissions from coal-fired electric generating plants could affect demand for coal as a fuel source and affect the volume of our sales. For example, the federal Clean Air Act places limits on sulfur dioxide, nitrogen dioxide, and mercury emissions from electric power plants.

Further sulfur dioxide emission reductions are required by the Clean Air Interstate Rules (“CAIR”), which were promulgated by the EPA in 2005. In order to meet the federal Clean Air Act limits for sulfur dioxide emissions from electric power plants, coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. The CAIR rules significantly reduce sulfur dioxide emission allowances available to electric power plants. More strict emission limits mean few coals can be burned without the installation of supplemental environmental control technology in the form of scrubbers. Many of our customers are in the process of installing scrubbers in response to the new emissions requirements. We estimate that by 2012, more than half of the installed, coal-fired power plant capacity east of the Mississippi will be scrubbed. The increase in scrubbed capacity allows customers to consider purchasing more of our higher sulfur coals.

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

In 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”) which imposes caps on mercury emissions from coal-fired electric generating units. The first phase of the emission caps take effect in 2010. The CAMR provides for an allocation of mercury emission allowances to individual power plants based on the type of coal fired in the unit. Units firing bituminous coal are allocated less emission allowances than those firing subbituminous coal. In addition, various states have promulgated or are considering more stringent emission limits on mercury emissions from coal-fired electric generating units. The CAMR rule and state regulation of mercury emissions from coal-fired electric generating units could impact the market for coal.

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

The United States Department of Justice, on behalf of the EPA, has filed lawsuits against several investor-owned electric utilities and brought an administrative action against one government-owned utility for alleged violations of the Clean Air Act. These lawsuits could require the utilities to pay penalties, install pollution control equipment or undertake other emission reduction measures which could positively or negatively impact their demand for CONSOL Energy coal. One such suit was settled in October 2007, by the owner of sixteen coal fueled electric generating plants located in Indiana, Kentucky, Ohio, Virginia and West Virginia. Although the utility did not admit any violations of the Clean Air Act, it agreed to annual sulfur dioxide and nitrogen oxides emission limits for all of its plants and it agreed to install additional emission controls on two of its plants.

Also, numerous proposals have been made at the international, national, regional and state levels that are intended to limit or capture emissions of greenhouse gases, such as carbon dioxide and several states have adopted measures intended to reduce greenhouse gas loading in the atmosphere. If comprehensive legislation focusing on greenhouse gas emissions is enacted by the United States or individual states, it may adversely affect the use of and demand for fossil fuels, particularly coal, as an energy source for electricity generation. Future regulation of greenhouse gases could occur in the United States pursuant to treaty obligations, regulation under the Clean Air Act, or regulation under state laws. In 2007, the U. S. Supreme Court held in Massachusetts v. EPA, that EPA had authority to regulate greenhouse gases under the Clean Air Act, reversing EPA’s interpretation of the act. This decision could lead to federal regulation of greenhouse gas emissions from coal fired electric generating stations which could adversely affect the demand for coal for electricity generation. Also, in 2005, seven northeastern states (Connecticut, Delaware, Maine, New Jersey, New Hampshire, New York and Vermont) signed the Regional Greenhouse Gas Initiative (RGGI), calling for a ten percent reduction of carbon dioxide emission by 2019, with compliance to begin in 2009. Maryland has also joined RGGI. In addition, California has enacted legislation to establish greenhouse gas emission standards for electric power generating plants in connection with new long-term power plant investments.

Clean Water Act

The federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. In combination with existing requirements, new requirements under the Clean Water Act and corresponding state laws; including those relating to protection of “impaired waters” so designated by individual states through the use of new effluent limitations known as Total Maximum Daily Load (“TMDL”) limits; anti-degradation regulations which protect state designated “high quality/exceptional use” streams by restricting or prohibiting “discharges” which result in degradation; and requirements to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides and selenium; and “protecting” streams, wetlands, other regulated water sources and associated riparian lands from the surface impacts of underground mining, may cause CONSOL Energy to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

The Army Corps of Engineers (the “COE”) is empowered to issue “nationwide” permits for specific categories of filling activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404 of the Clean Water Act. Individual permits are required for activities determined to have more significant impacts to waters of the United States. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. Nationwide Permit 21 was renewed in 2007 allowing its continued use. On October 23, 2003, several citizens groups sued the COE in the U.S. District Court for the Southern District of West Virginia seeking to invalidate “nationwide” permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed “individual” permits. On July 8, 2004, the court issued an order enjoining the further issuance of Nationwide Permit 21 and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all Nationwide Permit 21 issued within the Southern District of West Virginia. Although CONSOL Energy had no operations that were interrupted, based on the District Court Opinion, we decided to convert certain current and planned applications for Nationwide Permit 21 in southern West Virginia to applications for individual permits. A similar lawsuit was filed on January 27, 2005 in the U.S. District Court for the Eastern District of Kentucky. However, the District Court for the Southern District of West Virginia opinion was reversed by the Fourth Circuit Court of Appeals. Because of legal challenges to the validity and use of Nationwide Permit 21, CONSOL Energy decided to apply for individual permits for its facilities as needed in southern West Virginia and Kentucky. In addition to the challenges to Nationwide Permit 21, another suit was filed in the Southern District of West Virginia in 2005 challenging the validity of COE determinations to issue individual permits for valley fills associated with certain surface mining operations. In March 2007, the District Court issued a decision remanding the individual permits back to the COE to, among other things, reconsider the COE’s determinations that the permits required adequate mitigation of the impacts of fills on streams. That District Court opinion is on appeal to the Fourth Circuit Court of Appeals. Although the 2007 District Court decision did not interrupt any of our mining operations, we amended mitigation plans in pending individual permit applications to address the concerns stated in the District Court decision. The various challenges to Nationwide Permit 21 and to individual COE permits resulted in a period of time when the COE was not issuing permits, which resulted in a backlog of pending permit applications. Thus, we may not receive COE permits when they are needed. Additional permit delays and costs have resulted from implementation by the COE and EPA of guidance on Clean Water Act jurisdictional determinations of waters of the United States, which was in response to the 2006 U.S. Supreme Court decision in Rapanos v. U.S. The Rapanos guidance is also likely to lead to an increase in streams and wetlands that are identified as requiring protection and/or mitigation under the Clean Water Act.

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

Resource Conservation and Recovery Act

The federal Resource Conservation and Recovery Act (RCRA) and corresponding state laws and regulations affect coal mining and gas operations by imposing requirements for the treatment, storage and disposal of hazardous wastes. Facilities at which hazardous wastes have been treated, stored or disposed are subject to corrective action orders issued by the EPA which could adversely affect our results, financial condition and cash flows.

RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion wastes generated at electric utility and independent power producing facilities, such as coal ash. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA resulting in coal combustion wastes remaining exempt from hazardous waste regulation. However, the EPA has also determined that national non-hazardous waste regulations under RCRA are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill, and the Office Surface Mining is currently developing these regulations. The agency also concluded that beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. Most state hazardous waste laws also exempt coal combustion waste, and instead treat it as either a solid waste or a special waste. The loss of the hazardous waste exemption for coal combustion waste, or the adoption of new regulations for disposing of coal combustion waste which impose significant additional costs, could adversely affect the demand for coal for electricity generation.

Federal Coal Leasing Amendments Act

Mining operations on federal lands in the western United States are affected by regulations of the United States Department of the Interior. The Federal Coal Leasing Amendments Act of 1976 amended the Mineral Lands Leasing Act of 1920 which authorized the leasing of federal coal lands for coal mining. The Federal Coal Leasing Amendments Act increased the royalties payable to the United States Government for federal coal leases and required diligent development and continuous operations of leased reserves within a specified period of time. Subtitle D of the Energy Policy Act of 2005 (Pub. L. 109-58) contained the Coal Leasing Amendments Act of 2005, which includes provisions designed to facilitate efficient and economic development of federal coal leases. The United States Department of the Interior has stated that it intends to promulgate new regulations and implement these 2005 amendments. Regulations adopted by the United States Department of the Interior to implement such legislation could affect coal mining by CONSOL Energy from federal coal leases for operations developed that would incorporate such leases. Currently, CONSOL Energy’s only active operation with federal coal leases is Emery Mine.

Endangered Species Act

The Federal Endangered Species Act (ESA) and similar state laws protect species threatened with extinction. Protection of endangered species may affect our ability to obtain permits, may delay issuance of mining permits, or may cause us to modify mining plans to avoid or minimize impacts to endangered species or their habitats. A number of species indigenous to the areas where we operate are protected under the ESA. Based on the species that have been identified and the current application of applicable laws and regulations, we do not believe that there are any species protected under the ESA or state laws that would materially and adversely affect our ability to mine coal from our properties.

Federal Regulation of the Sale and Transportation of Gas

Various aspects of CNX Gas’ operations are regulated by agencies of the federal government. The Federal Energy Regulatory Commission regulates the transportation and sale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. While “first sales” by producers of natural gas, and all sales of condensate and natural gas liquids can be made currently at uncontrolled market prices, Congress could reenact price controls in the future. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all Natural Gas Act and Natural Gas Policy Act price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

Regulations and orders set forth by the Federal Energy Regulatory Commission also impact the business of CNX Gas to a certain degree. Although the Federal Energy Regulatory Commission does not directly regulate CNX Gas’ production activities, the Federal Energy Regulatory Commission has stated that it intends for certain of its orders to foster increased competition within all phases of the natural gas industry. Additionally, the Federal Energy Regulatory Commission continues to review its transportation regulations, including whether to allocate all short-term capacity on the basis of competitive auctions and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. Additional Federal Energy Regulatory Commission orders were adopted based on this review with the goal of increasing competition for natural gas markets and transportation.

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

CNX Gas owns certain natural gas pipeline facilities that we believe meet the traditional tests which the Federal Energy Regulatory Commission has used to establish a pipeline’s status as a gatherer not subject to the Federal Energy Regulatory Commission jurisdiction.

Additional proposals and proceedings that might affect the gas industry may be pending before Congress, the Federal Energy Regulatory Commission, the Minerals Management Service, state commissions and the courts. CNX Gas cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, CNX Gas does not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon the capital expenditures, earnings or competitive position of CNX Gas or its subsidiaries. No material portion of CNX Gas’ business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

State Regulation of Gas Operations—United States

CNX Gas’ operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the disposal of fluids used in connection with operations, and gas operations producing coalbed methane in relation to active mining. CNX Gas’ operations are also subject to various conservation laws and regulations. These include regulations that affect the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of gas properties. In addition, state conservation laws establish maximum rates of production from gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. A number of states have either enacted new laws or may be considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. CNX Gas’ gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although CNX Gas does not believe that it would be affected by such regulation any differently than other natural gas producers or gatherers. However, these regulatory burdens may affect profitability, and CNX Gas is unable to predict the future cost or impact of complying with such regulations.

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

Natural gas prices are volatile, and even relatively modest drops in prices can significantly affect our financial results and impede growth. Changes in natural gas prices have a significant impact on the value of our reserves and on our cash flow. In the past we have used hedging transactions to reduce our exposure to market price volatility when we deemed it appropriate. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging arrangements to a greater extent than we do. Prices for natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as: the domestic and foreign supply of natural gas; the price of foreign imports; overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; weather conditions; technological advances affecting energy consumption; domestic and foreign governmental regulations; proximity and capacity of gas pipelines and other transportation facilities; and the price and availability of alternative fuels.

Many of these factors may be beyond our control. Earlier in this decade, natural gas prices were lower than they are today. Lower natural gas prices may not only decrease our revenues on a per unit basis, but may also limit our access to capital. A significant decrease in price levels for an extended period would negatively affect us in several ways including our cash flow would be reduced, decreasing funds available for capital expenditures employed to replace reserves or increase production; and access to other sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable. Additionally, lower natural gas prices may reduce the amount of natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

If customers do not extend existing contracts or do not enter into new long-term contracts for coal, profitability of CONSOL Energy’s operations could be affected.

During the year ended December 31, 2007, approximately 90% of the coal CONSOL Energy produced was sold under long-term contracts (contracts with terms of one year or more). If a substantial portion of CONSOL Energy’s long-term contracts are modified or terminated or if force majeure is exercised, CONSOL Energy would be adversely affected if we are unable to replace the contracts or if new contracts were not at the same level of profitability. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-term supply contracts may not reflect our cost increases, and therefore, increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. As a result, CONSOL Energy may not be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) and long-term contracts may not contribute to our profitability.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the year ended December 31, 2007, we derived over 25% of our total revenues from sales to our four largest coal customers. At December 31, 2007, we had approximately 16 coal supply agreements with these customers that expire at various times from 2008 to 2021. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and these customers may not continue to purchase coal from us under long-term coal supply agreements. If any one of these four customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

Our ability to collect payments from our customers could be impaired if their creditworthiness declines.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Our customer base has changed with deregulation as some utilities sold their power plants to their non-regulated affiliates or third parties. These new power plant owners may have credit ratings that are below investment grade. If the creditworthiness of our customers declines significantly, our $165 million accounts receivable securitization program and our business could be adversely affected.

Disruption of rail, barge, overland conveyor and other systems that deliver CONSOL Energy’s coal or an increase in transportation costs could make CONSOL Energy’s coal less competitive.

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

The gas industry is intensely competitive with companies from various regions of the United States and we may compete with foreign companies for domestic sales, many of whom are larger and have greater financial, technological, human and other resources. If we are unable to compete, our operating results and financial position may be adversely affected. For example, one of our competitive strengths is being a low-cost producer of gas. If our competitors can produce gas at a lower cost than us, it would effectively eliminate our competitive strength in that area. In addition, larger companies may be able to pay more to acquire new gas properties for future exploration, limiting our ability to replace gas we produce or to grow our production. Our ability to acquire additional properties and to discover new gas resources also depends on our ability to evaluate and select suitable properties and to consummate these transactions in a highly competitive environment.

We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

Most of our workforce is comprised of people with technical skills related to the production of coal and gas. Approximately 55 percent of our workforce is 50 years of age or older. Based on our experience, we expect a high percentage of our employees to retire between now and the next five to seven years. This will require us to conduct an expanded and sustained effort to recruit new employees to replace those who retire and to fill new jobs as we grow our business. Some areas of Appalachia, most notably in eastern Kentucky, currently have a shortage of skilled labor. Because we have operations in this area, the shortage could make it more difficult to meet our staffing needs and therefore, our results may be adversely affected. Finally, a lack of qualified people may also affect companies that we use to perform certain specialized work. If these companies cannot find enough qualified workers, it may delay projects done for us or increase our costs.

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

Foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.

We compete in international markets against coal produced in other countries. Coal is sold internationally in U. S. dollars. As a result, mining costs in competing producing countries may be reduced in U.S. dollar terms based on currency exchange rates, providing an advantage to foreign coal producers. Currency fluctuations among countries purchasing and selling coal could adversely affect the competitiveness of our coal in international markets.

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

Coal mines consume large quantities of commodities such as steel, copper, rubber products and liquid fuels. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for these products are strongly impacted by the global commodities market. A rapid or significant increase in cost of some commodities could impact our mining costs because we have a limited ability to negotiate lower prices, and, in some cases, do not have a ready substitute for these commodities.

CONSOL Energy must obtain for mining and drilling operations, governmental permits and approvals which can be a costly and time consuming process and can result in restrictions on our operations.

Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. Requirements imposed by these authorities may be costly and time consuming and may result in delays in the commencement or continuation of exploration or production operations. For example, CONSOL Energy often is required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that proposed exploration for or production of coal may have on the environment. Further, the public has the right to comment on and otherwise participate in the permitting process, including through administrative appeals of permits and possibly further appeals in the courts. Accordingly, the permits CONSOL Energy needs may not be issued, or if issued, may not be issued in a timely fashion, or may involve requirements which restrict our ability to conduct our mining or gas operations or to do so profitably.

Proposals to regulate greenhouse gas emissions could impact the market for our fossil fuels, increase our costs, and reduce the value of our coal and gas assets.

Numerous proposals have been made at the international, national, regional, and state levels of government that are intended to limit emissions of greenhouse gas (GHGs), such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end users. Several states have already adopted measures requiring reduction of GHGs within state boundaries. If comprehensive regulations focusing on GHGs emission reductions were to be enacted by the United States or additional individuals states, it may adversely affect the use of and demand for fossil fuels, particularly coal. Further regulation of GHGs could occur in the United States pursuant to treaty obligations, regulation under the clean air act, or regulation under state law. In 2007, the U.S. Supreme Court held in Massachusetts v. Environmental Protection Agency (EPA), that EPA had authority to regulate GHG’s under the Clean Air Act, (the Act), reversing the EPA’s interpretation of the Act. This decision could lead to federal regulation of GHGs under the existing clean air act of coal-fired electric generation stations, which could adversely affect demand for our products.

In addition, many of our underground coal mines vent methane into the atmosphere for safety reasons. Coalbed methane enhances the greenhouse gas effect to a greater degree than carbon dioxide. If regulation of GHG emissions does not exempt coal mine methane, we may have to curtail production, pay higher taxes, or incur costs to purchase allowances that permit us to continue operations as they now exist.

Our gas operations primarily produce gas by capturing coalbed methane. If the coalbed methane is not extracted from the coal seam prior to mining, much of this gas would be liberated to the atmosphere when the coal is mined. The coalbed methane we capture is recorded, on a voluntarily basis, with the U.S Department of Energy. We have recorded the amounts we have captured since the early 1900’s. If regulation of GHGs does not give us credit for methane that would otherwise be released into the atmosphere, any value associated with our historical or future credits would be reduced or eliminated.

In addition, on February 4, 2008 three of Wall Street’s largest investment banks announced that they had adopted climate change guidelines for lenders to evaluate carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal-fired plants.

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

For example, the federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. In combination with existing requirements, new requirements under the Clean Water Act and corresponding state laws (including those relating to protection of “impaired waters” so designated by individual states through the use of new effluent limitations known as Total Maximum Daily Load (“TMDL”) limits; anti-degradation regulations which protect state designated “high quality/exceptional use” streams by restricting or prohibiting “discharges” which result in degradation; and requirements to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides and selenium; and “protecting” streams, wetlands, other regulated water sources and associated riparian lands from the surface impacts of underground mining), may cause CONSOL Energy to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows or may prevent us from being able to mine portions of our reserves. In addition, CONSOL Energy incurs and will continue to incur significant costs associated with the investigation and remediation of environmental contamination under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and similar state statutes and has been named as a potentially responsible party at Superfund sites in the past.

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

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Health and Safety Act of 1969 was adopted. The Federal Coal Mine Safety and Health Act of 1977 expanded the enforcement of safety and health standards of the Coal Mine Health and Safety Act of 1969 and imposed safety and health standards on all (non-coal as well as coal) mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures, mine plans and other matters. Several mining accidents at our competitors’ mines that resulted in fatalities in early 2006 led to adoption of additional safety regulations by the Mine Safety and Health Administration and the adoption in June 2006 of the Mine Improvement and New Emergency Response Act of 2006 (“the MINER Act”). The additional requirements of the MINER Act and implementing federal regulations include, among other things, expanded emergency response plans, providing additional quantities of breathable air for emergencies, installation of refuge chambers in underground coal mines, installation of two-way communications and tracking systems for underground coal mines, new standards for sealing mined out areas of underground coal mines, more available mine rescue teams and enhanced training for emergencies. Most states in which CONSOL Energy operates have programs for mine safety and health regulation and enforcement. We believe that the combination of federal and state safety and health regulations in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting any industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. The various requirements mandated by law or regulation can have a significant effect on operating costs and place restrictions on our methods of operations. In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

CONSOL Energy has reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and our experience were approximately $482 million at December 31, 2007. The amounts recorded are dependent upon a number of variables, including the estimated future retirement costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

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

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For year ended December 31, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL and its subsidiaries are subject to various legal proceedings, which may have a material effect on our business.

We are party to a number of legal proceedings incident to normal business activities. There is the potential that an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 26 in the Note to the Audited Consolidated Financial Statements for further discussion.

CONSOL Energy has obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in CONSOL Energy being required to expense greater amounts than anticipated.

CONSOL Energy provides various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2007, the current and non-current portions of these obligations, included:

•	post retirement medical and life insurance ($2.5 billion);

•	coal workers’ black lung benefits ($182.9 million);

•	salaried retirement benefits ($70.2 million); and

•	workers’ compensation ($162.1 million).

However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. These obligations are unfunded, except for salaried retirement benefits, of which approximately 90% was funded at December 31, 2007. In addition, several states in which we operate consider changes in workers’ compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense.

Due to our participation in multi-employer pension and benefit plans, we have exposure under those plans that extend beyond what our obligation would be with respect to our employees.

We are obligated to contribute to multi-employer defined benefit plans for UMWA retirees which provides pension, medical and death benefits. In the event of a partial or complete withdrawal by us from any plan which is underfunded, we would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full withdrawal or termination could be material to our financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy their obligations under the plan at the time of withdrawal, then we, along with the other remaining contributing employers, would be liable for our proportionate share of such plan’s unfunded vested benefits.

In addition, if a multi-employer pension plan fails to satisfy the minimum funding requirements, the Internal Revenue Service, pursuant to Section 4971 of the Internal Revenue Code (the “Code”) will impose an excise tax of 5% on the amount of the accumulated funding deficiency. Under Section 413(c)(5) of the Code, the liability of each contributing employer, including us, will be determined in part by each employer’s additional contributions in order to reduce the deficiency to zero, which may, along with the payment of the excise tax, have a material adverse impact on our financial results.

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

CONSOL Energy’s defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for benefits earned up through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for the Terminations Benefits,” requires that if the lump-sum distributions made for a plan year, which currently for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, CONSOL Energy would need to recognize for that year’s results of operations an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year. Lump sum payments in CONSOL Energy’s non-qualified pension plan exceeded the total of the service cost and the interest cost in the plan year ended September 30, 2007. This resulted in expense of $2.7 million in the year ended December 31, 2007. If lump sum payments again exceed the total of the service cost and the interest cost, the adjustment could materially reduce operating results.

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

Natural gas reserve engineering requires subjective estimates of underground accumulations of natural gas and assumptions concerning future natural gas prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and timing of development expenditures may be incorrect. We have in the past retained the services of independent petroleum engineers to prepare reports of our proved reserves. Over time, material changes to reserve estimates may be made, taking into account the results of actual drilling, testing, and production. Also, we make certain assumptions regarding future natural gas prices, production levels, and operating and development costs that may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of our reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of gas we ultimately recover being different from reserve estimates.

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

Our gas exploration and development activities may not be commercially successful.

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

Our future drilling activities may not be successful, and our drilling success rate could decline. Unsuccessful drilling activities could result in higher costs without any corresponding revenues.

We have a limited operating history in certain of our gas operating areas, and our increased focus on new development projects in these and other unexplored areas increases the risks inherent in our gas and oil activities.

In 2008 and beyond we plan to conduct testing and development activities in areas where we have little or no proved reserves, such as certain areas in Pennsylvania and Kentucky. These exploration, drilling and production activities will be subject to many risks, including the risk that coalbed methane or natural gas is not present in sufficient quantities in the coal seam or target strata, or that sufficient permeability does not exist for gas to be produced economically. We have invested in property, and will continue to invest in property, including undeveloped leasehold acreage, that we believe will result in projects that will add value over time. Drilling for coalbed methane, natural gas and oil may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. We cannot be certain that the wells we drill in these new areas will be productive or that we will recover all or any portion of our investments.

Our gas business depends on transportation facilities owned by others. Disruption of, capacity constraints in, or proximity to pipeline systems could limit sales of our gas.

We transport our gas to market by utilizing pipelines owned by others. If pipelines do not exist near our producing wells, if pipeline capacity is limited or if pipeline capacity is unexpectedly disrupted, our gas sales could be limited, reducing our profitability. If we cannot access pipeline transportation, we may have to reduce our production of gas or vent our produced gas to the atmosphere because we do not have facilities to store excess inventory. If our sales are reduced because of transportation constraints, our revenues will be reduced, which will also increase our unit costs. If we cannot obtain transportation capacity and we do not have the ability to store gas, we may have to reduce production. If pipeline quality tariffs change, we might be required to install additional processing equipment which could increase our costs. The pipeline could curtail our flows until the gas delivered to the pipeline is in compliance.

Increased gas industry activity may create shortages of field services, equipment and personnel, which may increase our costs and may limit our ability to drill and produce gas.

Due to current industry demands, well service providers and related equipment are in short supply. The demand for qualified and experienced field personnel to drill wells and conduct field operations, including, geologists, geophysicists, engineers and other professionals, in the natural gas and oil industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These shortages may lead to escalating prices, the possibility of poor services, ineffective drilling operations and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services and add costs for damages due to accidents sustained from the over use of equipment and inexperienced personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. We believe that these shortages could continue. In addition, the costs and delivery time of equipment and supplies are substantially greater in periods of peak demand. Accordingly, we cannot assure that we will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms and we may experience shortages of, or material increases in the cost of, drilling equipment, crews and associated supplies, equipment and services in the future. Any such delays and price increases could adversely affect our ability to pursue our drilling program and our results of operations.

Unless we replace our natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2007, production is expected to decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

We may incur additional costs and delays to produce gas because we have to acquire additional property rights to perfect our title to the gas estate.

Some of the gas rights we believe we control are in areas where we have not yet done any exploratory or production drilling. Most of these properties were acquired primarily for the coal rights, and, in many cases were acquired years ago. While chain of title work for the coal estate was generally fully developed, in many cases, the gas estate title work is less robust. Our practice is to perform a thorough title examination of the gas estate before we commence drilling activities and to acquire any additional rights needed to perfect our ownership of the gas estate for development and production purposes. We may incur substantial costs to acquire these additional property rights and the acquisition of the necessary rights may not be feasible in some cases. Our inability to obtain these rights may adversely impact our ability to develop these properties. Some states permit us to produce the gas without perfected ownership under an administrative process known as “forced pooling,” which requires us to give notice to all potential claimants and pay royalties into escrow until the undetermined rights are resolved. As a result, we may have to pay royalties to produce gas on acreage that we control and these costs may be material. Further, the forced pooling process is time consuming and may delay our drilling program in the affected areas. In addition, although we believe we have the right to extract and produce coalbed methane from locations where we possess rights to coal, in some cases we may not possess these rights. If we are unable in such cases to obtain those rights from their owners, we will not enjoy the rights to develop coalbed methane with our mining of coal. Our failure to obtain these rights may adversely impact our ability in the future to increase production and reserves. For example, we have substantial acreage in West Virginia for which we have not reviewed the title to determine what, if any, additional rights would be needed to produce coalbed methane from these locations or the feasibility of obtaining these rights.

Currently the vast majority of our gas producing properties are located in three counties in Virginia, making us vulnerable to risks associated with having our gas production concentrated in one area.

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

Although we believe that we hold sufficient rights to all of our advanced gas extraction techniques, other persons could contest our rights and claim ownership of one or more of our advanced techniques for extracting coalbed methane. For example, a third party has asserted that several of our drilling techniques infringed several patents that they hold. A successful challenge to one or more of our advanced extraction techniques could adversely impact our financial performance and results of operation. We might have to pay a royalty which would increase our production costs or cease using that technique which could raise our production costs or decrease our production of coalbed methane. In addition, we could incur substantial costs in defending patent infringement claims, obtaining patent licenses, engaging in interference and opposition proceedings or other challenges to our patent rights or intellectual property rights made by third parties or in bringing such proceedings.

The coal beds and other strata from which we produce methane gas frequently contain water and the gas often contains impurities, both of which may hamper our ability to produce gas in commercial quantities or economically.

Coal beds and other strata frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce gas in commercial quantities. The cost of water disposal may affect our profitability. Further, a substantial amount of our gas needs to be processed in order to make it salable to our intended customers. At times, the cost of processing this gas relative to the quantity of gas from a particular well, or group of wells, may outweigh the economic benefit of selling that gas, and our profitability may decrease due to the reduced production and sale of gas.

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, we enter into hedging arrangements with respect to a portion of our expected production. As of December 31, 2007, we had hedges on approximately 24.5 billion cubic feet of our targeted 2008 natural gas production. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges.

In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which our production is less than expected, the counterparties to our futures contracts fail to perform the contracts, or if our gas hedges would no longer qualify for hedge accounting, we will be required to mark them to market. This may result in more volatility in our income in the future periods.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

See “Coal Operations” and “Gas Operations” in Item 1 of this 10-K for a description of CONSOL Energy’s properties.

Item 3.	Legal Proceedings.

The first through eighteenth paragraphs of Note 26 of the Notes to the Audited Consolidated Financial Statements included as Item 8 in Part II of this Form 10-K are incorporated herein by reference.

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

	High	Low	Dividends
Year Period Ended December 31, 2007:
Quarter Ended March 31, 2007	$39.90	$29.15	$0.07
Quarter Ended June 30, 2007	$49.85	$38.37	$0.07
Quarter Ended September 30, 2007	$50.21	$34.37	$0.07
Quarter Ended December 31, 2007	$74.18	$45.04	$0.10
Year Period Ended December 31, 2006:
Quarter Ended March 31, 2006	$37.70	$30.00	$0.07
Quarter Ended June 30, 2006	$49.09	$35.12	$0.07
Quarter Ended September 30, 2006	$48.90	$28.07	$0.07
Quarter Ended December 31, 2006	$38.71	$28.69	$0.07

As of January 30, 2008, there were approximately 71,800 holders of record of our common stock. The computation of the approximate number of shareholders is based upon a broker search.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CONSOL Energy to the cumulative shareholder return for the same period of a peer group and the Standard & Poor’s 500 Stock Index. The peer group has changed from last year in order to be consistent with the peer group that is utilized for executive compensation benchmarking. The peer group is comprised of CONSOL Energy, Alliance Resource Partners, Alpha Natural Resources, Inc., Anadarko Petroleum Corp., Apache Corp., Cabot Oil & Gas Corp., Callon Petroleum Co., Comstock Resources, Inc., Denbury Resources, Inc., Devon Energy Corp., Encana Corp., EOG Resources, Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Co., Massey Energy Co., Newfield Exploration Co., Nexen Inc., Noble Energy Inc., Peabody Energy Corp., Penn Virginia Corp., Pioneer Natural Resources Co., Rio Tinto PLC (ADR), St. Mary Land & Exploration, Stone Energy Corp., Ultra Petroleum Corp., and Westmorland Coal Co. The previous peer group included CONSOL Energy, Allegheny Energy, Inc., Alpha Natural Resources, Inc., Apache Corp., Arch Coal, Inc., Barrick Gold Corp., Equitable Resources, Inc., Foundation Coal Holdings, Inc., Massey Energy Co., Peabody Energy Corp., and Vectren Corp. The graph assumes that the value of the investment in CONSOL Energy common stock and each index was $100 at December 31, 2002. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2007.

	2002	2003	2004	2005	2006	2007
CONSOL Energy Inc.	100.0	153.1	213.8	273.9	273.3	396.9
Peer Group	100.0	139.3	171.4	229.0	231.4	293.0
Previous Peer Group	100.0	140.4	168.6	208.8	210.4	261.1
S&P 500 Stock Index	100.0	128.4	139.1	143.9	159.5	164.9

Cumulative Total Shareholder Return Among CONSOL Energy Inc., Peer Group and

S&P 500 Stock Index

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

On January 30, 2008, CONSOL Energy’s board of directors declared a dividend of $0.10 per share, payable on February 22, 2008, to shareholders of record on February 7, 2008.

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

On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. The program was not renewed. We repurchased common stock in each of the quarters of 2007 and 2006 as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2007 – March 31, 2007	730,000	$35.05
April 1, 2007 – June 30, 2007	1,357,800	$39.80
July 1, 2007 – September 30, 2007	—	$—
October 1, 2007 – December 31, 2007	—	$—

Total 2007 Purchases	2,087,800	$38.14
January 1, 2006 – March 31, 2006	2,391,800	$32.22
April 1, 2006 – June 30, 2006	158,000	$41.28
July 1, 2006 – September 30, 2006	965,000	$33.97
October 2, 2006 – December 31, 2006	—	$—

Total 2006 Purchases	3,514,800	$33.11

Total Purchases Under Program	5,602,600	$34.98

See Part III, Item 12. “Security ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for information relating to CONSOL Energy’s equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited consolidated financial statements. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this report.

STATEMENT OF INCOME DATA

(In thousands except per share data)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Revenue and Other Income:
Sales—Outside and Related Party	$3,324,346	$3,286,522	$2,935,682	$2,425,206	$2,009,880
Sales—Purchased Gas	7,628	43,973	275,148	112,005	—
Sales—Gas Royalty Interests	46,586	51,054	45,351	41,858	32,442
Freight—Outside and Related Party(A)	186,909	162,761	119,811	110,175	114,582
Other Income	196,728	170,861	107,131	87,505	65,562
Gain on Sale of 18.5% interest in CNX Gas	—	—	327,326	—	—

Total Revenue and Other Income	3,762,197	3,715,171	3,810,449	2,776,749	2,222,466
Costs:
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	2,351,507	2,249,776	2,122,259	1,855,033	1,599,816
Purchased Gas Costs	7,162	44,843	278,720	113,063	—
Gas Royalty Interests Costs	39,921	41,879	36,501	32,914	24,200
Freight Expense	186,909	162,761	119,811	110,175	114,582
Selling, General and Administrative Expense	108,664	91,150	80,700	72,870	77,571
Depreciation, Depletion and Amortization	324,715	296,237	261,851	280,397	242,152
Interest Expense	30,851	25,066	27,317	31,429	34,451
Taxes Other Than Income	283,511	252,539	228,606	198,305	159,595
Restructuring Costs	—	—	—	—	3,606

Total Costs	3,333,240	3,164,251	3,155,765	2,694,186	2,255,973

Earnings (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	428,957	550,920	654,684	82,563	(33,507)
Income Taxes (Benefits)	136,137	112,430	64,339	(32,646)	(20,941)

Earnings (Loss) Before Minority Interest and Cumulative Effect of Change in Accounting principle	292,820	438,490	590,345	115,209	(12,566)
Minority Interest	(25,038)	(29,608)	(9,484)	—	—
Cumulative Effect of Change in Accounting for Workers’ Compensation Liability, Net of Income Taxes of $53,080	—	—	—	83,373	—
Cumulative Effect of Change in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, Net of Income Taxes of $3,035	—	—	—	—	4,768

Net Income (Loss)	$267,782	$408,882	$580,861	$198,582	$(7,798)

Earnings (Loss) Per Share From Continuing Operations
Basic	$1.47	$2.23	$3.17	$0.64	$(0.08)

Dilutive	$1.45	$2.20	$3.13	$0.63	$(0.08)

Earnings (Loss) Per Share From Net Income
Basic(B)	$1.47	$2.23	$3.17	$1.10	$(0.05)

Dilutive(B)	$1.45	$2.20	$3.13	$1.09	$(0.05)

Weighted Average Number of Common Shares Outstanding:
Basic(C)	182,050,627	183,354,732	183,489,908	180,461,386	163,465,178

Dilutive(C)	184,149,751	185,638,106	185,534,980	182,399,890	163,465,178

Dividend Per Share	$0.31	$0.28	$0.28	$0.28	$0.28

BALANCE SHEET DATA

(In thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Working (deficiency) capital	$(333,242)	$174,372	$194,578	$(243,275)	$(358,459)
Total assets	6,208,090	5,663,332	5,071,963	4,195,611	4,318,978
Short-term debt	247,500	—	—	5,060	68,760
Long-term debt (including current portion)	507,208	552,263	442,996	429,645	495,242
Total deferred credits and other liabilities	3,325,231	3,228,653	2,726,563	2,582,318	2,757,130
Stockholders’ equity	1,214,419	1,066,151	1,025,356	469,021	290,637

OTHER OPERATING DATA

(Unaudited)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Coal:
Tons sold (in thousands)(D)(E)	65,462	68,920	70,401	69,537	63,962
Tons produced (in thousands)(E)	64,617	67,432	69,126	67,745	60,388
Productivity (tons per manday)(E)	41.29	38.41	37.95	40.51	41.26
Average production cost ($ per ton produced)(E)	$33.68	$32.53	$30.06	$27.54	$26.24
Average sales price of tons produced ($ per ton produced)(E)	$40.60	$38.99	$35.61	$30.06	$27.61
Recoverable coal reserves (tons in millions)(E)(F)	4,526	4,272	4,546	4,509	4,158
Number of active mining complexes (at period end)	15	14	17	16	15
Gas:
Net sales volume produced (in billion cubic feet)(E)	58.25	56.14	48.39	48.56	44.46
Average sale price ($ per mcf)(E)(G)	$7.20	$7.04	$5.90	$4.90	$4.03
Average cost ($ per mcf)(E)	$3.37	$2.88	$2.69	$2.45	$2.35
Proved reserves (in billion cubic feet)(E)(H)	1,343	1,265	1,130	1,045	1,004

CASH FLOW STATEMENT DATA

(In thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Net cash provided by operating activities	$684,033	$664,547	$409,086	$358,091	$381,127
Net cash used in investing activities	(972,104)	(661,546)	(74,413)	(400,542)	(204,614)
Net cash provided by (used in) financing activities	105,839	(119,758)	(455)	42,360	(181,517)
OTHER FINANCIAL DATA (Unaudited) (In thousands)
Capital expenditures	$1,039,838	$690,546	$532,796	$420,965	$300,848
EBIT(I)	421,978	531,009	664,451	108,616	(5,354)
EBITDA(I)	746,693	827,246	926,302	389,013	236,798
Ratio of earnings to fixed charges(J)	7.48	11.36	15.95	2.76	—

(A)	See Note 27 of Notes to the Audited Consolidated Financial Statements for sales and freight by operating segment.
(B)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 2,099,124 shares, 2,283,374 shares, 2,045,072 shares, 1,938,504 shares and no shares for the year ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.
(C)	On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock. The stock split resulted in the issuance of approximately 92.5 million additional shares of common stock. Shares and earnings per share for all periods presented are reflected on a post-split basis.
(D)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 0.5 million tons in the year ended December 31, 2007, 1.3 million tons in the year ended December 31, 2006, 1.5 million tons in year ended December 31, 2005, 2.1 million tons in the year ended December 31, 2004 and 2.5 million tons in the year ended December 31, 2003. Also, includes 0.8 million and 1.1 million sales tons for the year ended December 31, 2007 and 2006, respectively, which is 100% of tons sold by our fully consolidated, 49% owned variable interest entity. Sales of coal produced by equity affiliates were 0.1 million ton in the year ended December 31, 2007, no tons in the year ended December 31, 2006, insignificant in the year ended December 31, 2005, 0.1 million tons in the year ended December 31, 2004 and 1.0 million tons in the year ended December 31, 2003.
(E)	Amounts include intersegment transactions. For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their net production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, amounts include 100% of our fully consolidated, 49% owned variable interest entity. Also for coal, Glennies Creek Mine is reported as an equity affiliate through February 2004. Glennies Creek Mine is reported as an equity affiliate for the entire 2003 period. Our proportionate share of the recoverable coal reserves for Glennies Creek Mine is 9.6 million tons at December 31, 2003. Line Creek was reported as an equity affiliate through February 2003. For gas, amounts include 100% of CNX Gas’ basis; they exclude the 18.3% minority interest reduction. Also for gas, Knox Energy makes up the equity earnings data in 2007, 2006, 2005, 2004 and 2003. Our proportionate share of proved reserves for gas equity affiliates is 3.6.x bcf, 2.2 bcf, 2.7 bcf, 2.4 bcf and 0.8 bcf at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Sales of gas produced by equity affiliates were 0.32 bcf in the year ended December 31, 2007; 0.22 bcf in the year ended December 31, 2006; 0.23 bcf in the year ended December 31, 2005; 0.20 bcf in the year ended December 31, 2004 and 0.08 bcf in the year ended December 31, 2003.
(F)	Represents proven and probable coal reserves at period end.
(G)	Represents average net sales price before the effect of derivative transactions.
(H)	Represents proved developed and undeveloped gas reserves at period end.

(I)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. For 2004 and 2003 we have excluded the impacts of cumulative effects of accounting changes in the computation of EBIT and EBITDA. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

(Unaudited)) (In thousands)	Year Ended December 31,
	2007	2006	2005	2004	2003
Net Income (Loss)	$267,782	$408,882	$580,861	$198,582	$(7,798)
Add: Interest expense	30,851	25,066	27,317	31,429	34,451
Less: Interest income	(12,792)	(15,369)	(8,066)	(5,376)	(5,602)
Less: Interest income included in export sales excise tax resolution	—	—	—	—	(696)
Less: Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	—	—	(83,373)	—
Less: Cumulative Effect of Changes in Accounting for Mine Closing, Reclamation and Gas Well Closing Costs, net of Income taxes of $3,035	—	—	—	—	(4,768)
Add: Income Tax Expense (Benefit)	136,137	112,430	64,339	(32,646)	(20,941)

Earnings (Loss) before interest and taxes (EBIT)	421,978	531,009	664,451	108,616	(5,354)
Add: Depreciation, depletion and amortization	324,715	296,237	261,851	280,397	242,152

Earnings before interest, taxes and depreciation, depletion and amortization (EBITDA)	$746,693	$827,246	$926,302	$389,013	$236,798

(J)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income from continuing operations before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest. For the year ended December 31, 2003, fixed charges exceeded earnings by $24.7 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CONSOL Energy had net income of $268 million for the year ended December 31, 2007 compared to $409 million for the year ended December 31, 2006. Net income for the 2007 period decreased in comparison to the 2006 period primarily due to several roof falls which suspended production at the Buchanan Mine in early July 2007. Production was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the year ended December 31, 2007, we incurred expenses of $119 million, primarily classified as cost of goods sold and depreciation, depletion and amortization, in relation to these activities. These costs were offset, in part, by a $15 million advance under CONSOL Energy insurance policies. We have also received notice from our insurance carriers that an advance of $10 million will be paid related to business interruption coverage; $8 million related to the coal segment and $2 million related to the gas segment. We intend to pursue additional reimbursement under our existing insurance policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee any additional recovery will be received under our policies. Net income was also adversely affected by reduced sales of coal from the Buchanan Mine. Customers who purchase coal from the mine were notified that a force majeure condition exists and deliveries under their sales agreements for coal from the mine were reduced during the year ended December 31, 2007. CNX Gas production was also adversely impacted by the idling of the Buchanan Mine. Also, the 2006 period included proceeds from the insurance company of $79 million; the coal segment recognized $69 million and the gas segment recognized $10 million, related to the 2005 skip hoist incident at the Buchanan Mine.

Net income was also impacted by $24 million of expense related to the previously recognized export excise tax receivable being reversed in the 2007 period. The Federal Circuit court had ruled that the damage claim for export excise taxes paid for the period 1991-1993 be repaid. The Government appealed a similar case to the U.S. Supreme Court. On December 3, 2007 the United States Supreme Court granted the Government’s appeal to hear that case. The Supreme Court’s granting of the appeal makes collection of the refund and interest by CONSOL Energy no longer highly probable because of adverse rulings by the Supreme Court during 2007 under the statute on which our claim for this period is based. Accordingly, CONSOL Energy reversed the export excise tax receivable until the Supreme Court decides the appeal. We intend to vigorously pursue this action, although there is no assurance that CONSOL Energy will receive any tax refund. Net income in the 2007 period was also impacted by a lower volume of produced coal sales, and higher cost per ton sold. Net income was also lower due to higher depreciation, depletion and amortization related to the additional assets received in the July 31, 2007 acquisition of AMVEST. Income tax expense also adversely impacted the period-to-period comparison. In 2006, income tax expenses were reduced by the release of certain valuation allowances related to state income taxes in Pennsylvania and West Virginia.

Reductions to net income were offset, in part, by two transactions which occurred in the 2007 period; an asset exchange and an asset sale that resulted in pretax income of approximately $100 million and net income of approximately $59 million. Net income reductions were also offset, in part, by the March 2007 settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Combined Fund. Total pre-tax income, including interest, recognized related to the Combined Fund settlement was approximately $33 million. Reductions to net income were also offset, in part, by lower salary pension costs. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total 2007 accelerated actuarial amortization was approximately $3 million of expense. The total 2006 accelerated actuarial amortization was approximately $18 million of expense.

Total coal sales for the year ended December 31, 2007 were 65.5 million tons, of which 64.9 million tons were produced by CONSOL Energy operations, our equity affiliates, consolidated variable interest entities, or sold from inventory of company-produced coal. This compares with total coal sales of 68.9 million tons for the year ended December 31, 2006, of which 67.6 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company-produced coal. Company-produced coal production was 64.6 million tons, including our portion of equity affiliates and consolidated variable interest entities, for the year ended December 31, 2007 compared to 67.4 million tons for the year ended December 31, 2006. Production was lower due to the continued idling of the Buchanan Mine as discussed above; McElroy Mine had lower production due to poor geological conditions and the idling of certain Central Appalachian mines due to market conditions. Lower production was offset, in part, by production from the AMVEST mines that were acquired on July 31, 2007.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 3.6% to 57.5 billion cubic feet for the year ended December 31, 2007 compared with 55.5 billion cubic feet in the year ended December 31, 2006 period. Sales volumes in the 2007 period increased as a result of additional wells coming online from our on-going drilling program, offset by reduced active and sealed gob production related to the idling of the Buchanan Mine. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 2.0% to $7.19 per thousand cubic feet in the year ended December 31, 2007 compared with $7.05 per thousand cubic feet in the year ended December 31, 2006.

In January 2008, CONSOL Energy announced its intentions to offer to acquire all of the outstanding shares of CNX Gas Corporation that it does not currently own in a stock-for-stock transaction. CONSOL Energy currently owns 81.7% of the approximately 151 million shares of CNX Gas common stock outstanding.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. Two mine atmosphere monitoring stations showed levels of carbon monoxide above ambient levels for several months after the roof falls damaged the ventilation controls. Efforts to eliminate carbon monoxide in the mine were narrowed to an underground area about 400 feet in diameter into which the company pumped inert gas through a number of bore holes that had been drilled. The underground area of the Buchanan Mine encompasses about five square miles. In compliance with safety agency requirements, the mine was temporarily sealed in late November as a final step before reentry into the mine. On January 20, 2008, the restart of the fans was approved by the Commonwealth of Virginia Department of Mines, Minerals and Energy, and by the federal Mine Safety and Health Administration. The temporary mine seals were removed and the ventilation fans were restarted. Specially trained mine rescue teams re-entered the mine on January 28, 2008 and are in the process of evaluating the extent of damage to the mine’s ventilation system and making temporary repairs.

On July 31, 2007, CONSOL Energy acquired AMVEST Corporation and certain subsidiaries and affiliates (AMVEST) for a cash payment, net of cash acquired, of approximately $297 million in a transaction accounted for under Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” The coal reserves acquired consist of approximately 160 million tons of high quality, low sulfur steam and high-volatile metallurgical coal. Also included in the acquisition were four coal preparation plants, several fleets of modern mining equipment and a common short-line railroad that connects the coal preparation plants to the CSX and Norfolk and Southern rail interchanges. The results of operations of the acquired entities are included in CONSOL Energy’s Consolidated Statement of Income as of August 1, 2007. The AMVEST acquisition, when combined with CONSOL Energy’s subsidiaries’ adjacent coal reserves, creates a large contiguous block of coal reserves in the Central Appalachian region. Also, included in the acquisition was a highly-skilled workforce proficient in Central Appalachian surface mining. This workforce combined with CONSOL Energy’s and its subsidiaries’ underground mining expertise will allow us to build and transfer knowledge among operations to focus the best skill sets to development requirements of the various parts of this reserve block. See Note 2 in Item 8, Notes to the Audited Consolidated Financial Statements of this Form 10-K.

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

CNX Gas, our 81.7% subsidiary, became a registered offset provider on the Chicago Climate Exchange (CCX) during the fourth quarter 2007. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who exceed their targets have surplus allowances to sell or bank; those who fall short of their targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. In order to sell or trade CFI’s, approval must be received by the CCX Committee on Offsets and approved projects must then be validated by an independent CCX verifier. Once verified, CCX then issues CFI’s for each specific project. As of December 31, 2007, we are awaiting verification for several projects to convert captured coal mine methane into tradable credits. Credits are granted on the basis of avoiding methane emissions by diverting gas into gas pipelines for commercial sale. No CFI’s have been issued or received as of December 31, 2007, however we expect approval for these projects will be received during the first quarter 2008. Sales of these credits will be reflected in income as they occur.

In June 2007, CONSOL Energy and certain of its subsidiaries completed a $1 billion Senior Secured Loan Agreement, effective June 27, 2007, to replace an existing facility of $750 million. The new agreement, which includes more favorable pricing and flexibility, provides a five-year revolving credit facility.

In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia to Peabody Energy in exchange for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets,” resulting in a pretax gain of $50 million.

In June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction resulted in a pretax gain of approximately $50 million.

In April and November 2007, the company amended its trade accounts receivable facility to allow CONSOL Energy to receive up to $165 million, an increase in capacity of $40 million over the December 31, 2006 trade accounts receivable facility. The amended facility also provides the ability to issue letters of credit and has reduced the associated fees.

Mine accidents involving multiple fatalities occurred during the calendar years 2006 and 2007 at mines operated by other coal companies. These accidents attracted widespread public attention and have resulted in both federal government and some state government changes to statutory and regulatory control of mine safety, particularly for underground mines. Because nearly all of our mines are underground, these legislative and regulatory changes could affect our performance.

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; providing breathable air for all underground miners for 96 hours; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the placement, in various mine areas, of rescue chambers, structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible which will provide breathable air for all underground miners for 96 hours; the possible reconstruction of existing seals in worked-out areas of mines; and additional training and testing requirements that created the need to hire additional employees.

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

We have reviewed our coal sales agreements to determine the degree to which costs related to these regulatory requirements may be passed through to customers. While the amount will vary by contract, we have been billing the cost of implementation to customers in most of our existing sales agreements. Responses from customers have varied.

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

Results of Operations

Twelve Months Ended December 31, 2007 Compared with Twelve Months Ended December 31, 2006

Net Income

Net income changed primarily due to the following items (table in millions):

	2007	2006	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$2,678	$2,694	$(16)	(0.6)%
Produced Gas Sales	410	389	21	5.4%
Purchased Gas Sales	8	44	(36)	(81.8)%
Other Sales and Other Income	666	588	78	13.3%

Total Revenue and Other Income	3,762	3,715	47	1.3%
Coal Cost of Goods Sold—Produced and Purchased	1,737	1,785	(48)	(2.7)%
Produced Gas Cost of Goods Sold	129	107	22	20.6%
Purchased Gas Cost of Goods Sold	7	45	(38)	(84.4)%
Other Cost of Goods Sold	526	399	127	31.8%

Total Cost of Goods Sold	2,399	2,336	63	2.7%
Depreciation, Depletion and Amortization	325	296	29	9.8%
Other	585	532	53	10.0%
Export Excise Tax Adjustment	24	—	24	100.0%

Total Costs	3,333	3,164	169	5.3%

Earnings Before Income Taxes and Minority Interest	429	551	(122)	(22.1)%
Income Tax Expense	(136)	(112)	(24)	21.4%

Earnings Before Minority Interest	293	439	(146)	33.3%
Minority Interest	(25)	(30)	5	(16.7)%

Net Income	$268	$409	$(141)	(34.5)%

CONSOL Energy had net income of $268 million for the year ended December 31, 2007 compared to $409 million for the year ended December 31, 2006. Net income for the 2007 period decreased in comparison to the 2006 period primarily due to several roof falls which suspended production at the Buchanan Mine in early July 2007. Production was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the year ended December 31, 2007, we incurred expenses of $119 million, primarily classified as cost of goods sold and depreciation, depletion and amortization, in relation to these activities. These costs were offset, in part, by a $15 million advance under CONSOL Energy insurance policies. We have also received notice from our insurance carriers that an advance of $10 million will be paid related to business interruption coverage; $8 million related to the coal segment and $2 million related to the gas segment. We intend to pursue additional reimbursement under our existing insurance policies. Insurance coverage, after certain deductibles have been reached including a 90-day waiting period, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee any additional recovery will be received under our policies. Net income was also adversely affected by reduced sales of coal from the Buchanan Mine. Customers who purchase coal from the mine were notified that a force majeure condition exists and deliveries under their sales agreements for coal from the mine were reduced during the year ended December 31, 2007. CNX Gas production was also adversely impacted by the idling of the Buchanan Mine. Also, the 2006 period included proceeds from the insurance company of $79 million; the coal segment recognized $69 million and the gas segment recognized $10 million, related to the 2005 skip hoist incident at the Buchanan Mine. Net income was also impacted by $24 million of expense related to the previously recognized Export Excise Tax receivable being reversed in the 2007 period. The Federal Circuit court had ruled that the damage claim for export excise taxes paid for the period 1991–1993 be repaid. The Government appealed a similar case to the U.S. Supreme Court. On December 3, 2007 the United States Supreme Court granted the Government’s new petition to hear that case. The Supreme Court’s granting of the appeal makes collection of the refund and interest by CONSOL Energy no longer highly probable because of adverse rulings by the Supreme Court during 2007 under the statute of which our claim for this period is based. Accordingly, CONSOL Energy reversed the export excise tax receivable until the Supreme Court decides the appeal. We intend to vigorously pursue this action, although there is no assurance that CONSOL Energy will receive any tax refund. Net income in the 2007 period was also impacted by a lower volume of produced coal sales, and higher cost per ton sold. Net income was also lower due to higher depreciation, depletion and amortization related to the additional assets received in the July 31, 2007 acquisition of AMVEST. Income tax expense also adversely impacted the period-to-period comparison. In 2006, income tax expense was reduced by the release of certain valuation allowances related to state income taxes in Pennsylvania and West Virginia.

Reductions to net income were offset, in part, by two transactions which occurred in the 2007 period; an asset exchange and an asset sale that resulted in pretax income of approximately $100 million and net income of approximately $59 million. Net income reductions were also offset, in part, by the March 2007 settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Combined Fund. Total pre-tax income, including interest, recognized related to the Combined Fund settlement was approximately $33 million. Reductions to net income were also offset, in part, by lower salary pension costs. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total 2007 accelerated actuarial amortization was approximately $3 million of expense. The total 2006 accelerated actuarial amortization was approximately $18 million of expense.

Revenue

Revenue and other income increased due to the following items:

	2007	2006	Dollar Variance	Percentage Change
Sales
Produced Coal	$2,640	$2,620	$20	0.8%
Purchased Coal	38	74	(36)	(48.6)%
Produced Gas	410	389	21	5.4%
Industrial Supplies	147	120	27	22.5%
Other	89	84	5	6.0%

Total Sales—Outside	3,324	3,287	37	1.1%
Gas Royalty Interest	47	51	(4)	(7.8)%
Purchased Gas	8	44	(36)	(81.8)%
Freight Revenue	187	163	24	14.7%
Other Income	196	170	26	15.3%

Total Revenue and Other Income	$3,762	$3,715	$47	1.3%

The increase in company-produced coal sales revenue during 2007 was due to an increase in the average sales price per ton, partially offset by a decrease in sales volumes.

	2007	2006	Variance	Percentage Change
Produced Tons Sold (in millions)	64.8	67.6	(2.8)	(4.1)%
Average Sales Price Per Ton	$40.74	$38.77	$1.97	5.1%

Sales of company produced coal decreased in the period-to-period comparison due to the idling of the Buchanan Mine as previously discussed, lower production at the McElroy Mine due to poor geological conditions and the idling of certain Central Appalachian mines due to market conditions. Lower sales tons were offset, in part, by coal sales from the AMVEST mines that were acquired on July 31, 2007. Company coal production, excluding equity affiliates, was 64.5 million tons in 2007 compared to 67.4 million tons in 2006. The increase in average sales price primarily reflects stronger term prices negotiated in 2006 and early 2007 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. There was also a surge in spot market prices in the 2007 period.

Purchased coal sales consist of revenues from processing third party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from a third party and sold directly to our customers and revenues from processing third party coal in our preparation plants. The decrease of $36 million in company-purchased coal sales revenue was primarily due to lower sales volumes.

The increase in produced gas sales revenue in 2007 compared to 2006 was primarily due to higher average sales price per thousand cubic feet sold and higher sales volumes.

	2007	2006	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	57.1	55.3	1.8	3.3%
Average Sales Price Per Thousand Cubic Feet	$7.18	$7.04	0.14	2.0%

The increase in average sales price is the result of realizing general price increases on higher hedging gains in the current year. We periodically enter into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 18.4 billion cubic feet of our produced gas sales volume for the year ended December 31, 2007 at an average price of $8.01 per thousand cubic feet. In the prior year, these hedges represented approximately 17.0 billion cubic feet at an average price of $7.42 per thousand cubic feet. Sales volumes increased as a result of additional wells coming online from our on-going drilling program, offset, in part, by decreased active and sealed gob production as a result of the idled Buchanan Mine. Also included within 2007 are the non-operating net revenue interest volumes and revenues associated with royalty and working interests. These volumes were not available in 2006. The associated revenues were included in other income in the prior period.

The $27 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes. Sales volumes have increased primarily due to the July acquisition of Piping & Equipment Inc. See Note 2 in Item 8, Note to the Audited Financial Statements in this Form 10-K.

The $5 million increase in other sales was due to various transactions that occurred throughout both years, none of which were individually material.

	2007	2006	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	7.2	7.6	(0.4)	(5.3)%
Average Sales Price Per Thousand Cubic Feet	$6.44	$6.76	$(0.32)	(4.7)%

Included in royalty interest gas sales are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decreased average sales price relates primarily to reductions in a provision for royalty settlements. The volatility in the monthly volumes, contractual differences among leases, as well as the mix of average and index prices used in calculating royalties also contributed to the variance.

	2007	2006	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	1.1	6.1	(5.0)	(82.0)%
Average Sales Price Per Thousand Cubic Feet	$7.19	$7.20	$(0.01)	(0.1)%

Purchased gas sales volumes in the current year represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In 2006, purchased gas sales and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 expired in 2006, while all activity related to 2007 is reflected in transportation expense on a net basis.

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

	2007	2006	Dollar Variance	Percentage Change
Gain on Sales of Assets	$112	$10	$102	1,020.0%
Equity in Earnings of Affiliates	7	1	6	600.0%
Litigation Settlement	5	—	5	100.0%
Business Interruption Insurance	10	79	(69)	(87.3)%
Royalty Income	14	28	(14)	(50.0)%
Interest Income	13	15	(2)	(13.3)%
Other miscellaneous	35	37	(2)	(5.4)%

Total Other Income	$196	$170	$26	15.3%

Gain on sales of assets increased $102 million primarily due to two transactions that occurred in 2007. In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia to Peabody Energy in exchange for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153 resulting in a pre-tax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction resulted in a pre-tax gain of approximately $50 million. Gain on sales of assets also increased $2 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both years, none of which were individually material.

Equity in Earnings of Affiliates increased $6 million in the year-to-year comparison due to various activities of our joint ventures, none of which were individually material.

A litigation settlement with a coal customer resulted in an additional $5 million of income in 2007.

In 2007, CONSOL Energy received notice from its insurance carriers that $25 million would be advanced toward the insurance claim related to several roof falls which suspended production at the Buchanan Mine in early July. The $25 million represents $10 million of business interruption reimbursement which was recognized in other income; the coal segment recognized $8 million and the gas segment recognized $2 million. The remaining $15 million of the reimbursement relates to cost recovery for activities at the Mine since production was suspended. These activities included the cost of drilling bore holes to monitor the mine atmosphere, the cost of injecting nitrogen in order to stabilize the mine atmosphere as well as various other costs incurred related to these activities. We intend to pursue additional reimbursement under our existing insurance policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee any additional recovery will be received under our policies. In February 2005, Buchanan Mine experienced a fire that developed in the mine after a large rock fall behind the longwall mining section. The mine was temporarily sealed in order to extinguish the fire. Coal production resumed on June 16, 2005. During 2006, CONSOL Energy received proceeds from the insurance companies of $38 million. The $38 million was recognized as other income; the coal segment recognized $29 million and the gas segment recognized $9 million. Buchanan Mine also experienced a problem with the mine’s skip hoist mechanism on September 16, 2005 which caused the mine to be idled. Repairs to the skip hoist shaft and structures were completed and the mine resumed production on December 13, 2005. During 2006, CONSOL Energy recognized proceeds from the insurance companies of $41 million. The $41 million was recognized as other income; the coal segment recognized $40 million and the gas segment recognized $1 million.

Royalty income decreased $14 million primarily due to royalties received from third party gas sales now being classified in outside gas sales versus royalty income. In the prior period, the volumes were not available nor were they considered in the prior period reserve report.

Interest income decreased $2 million in the year-to-year comparison due to lower cash balances throughout 2007 compared to 2006. Lower cash balances were primarily the result of the purchase price paid for the July 31, 2007 acquisition of AMVEST and the June 2007 purchase of certain coalbed methane and gas reserves from Peabody Energy.

Other miscellaneous income decreased $2 million due to various transactions that occurred throughout both years, none of which were individually material.

Costs

	2007	2006	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,685	$1,705	$(20)	(1.2)%
Purchased Coal	52	80	(28)	(35.0)%
Produced Gas	129	107	22	20.6%
Industrial Supplies	141	119	22	18.5%
Closed and Idle Mines	105	109	(4)	(3.7)%
Other	240	129	111	86.0%

Total Cost of Goods Sold and Other Charges	2,352	2,249	103	4.6%
Royalty Interest Gas	40	42	(2)	(4.8)%
Purchased Gas	7	45	(38)	(84.4)%

Total Cost of Goods Sold	$2,399	$2,336	$63	2.7%

Decreased cost of goods sold and other charges for company-produced coal was due mainly to lower sales volumes, offset, in part by an increase in the average unit cost per ton sold.

	2007	2006	Variance	Percentage Change
Produced Tons Sold (in million)	64.8	67.6	(2.8)	(4.1)%
Average Cost of Goods Sold and Other Charges Per Ton	$26.01	$25.22	$0.79	3.1%

Cost of goods sold and other charges for produced coal decreased $20 million mainly due to lower volumes of company-produced coal. Average cost of goods sold and other charges per ton increased in the year-to-year comparison primarily due to higher health and retirement costs, higher labor costs, higher supply costs and the lower volume impact on fixed unit costs. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2006 was $3.50 per UMWA hour worked. Higher labor costs were due to the effects of wage increases at the union and non-union mines due to new labor contracts. Higher labor unit costs were also due to additional costs incurred to comply with health and safety standards. Supply costs increased due to additional costs incurred to comply with new federal and state safety regulations. These regulations require additional supplies of self-contained self rescuer devices and other safety items as previously discussed. Supply cost increases were also the result of higher costs for products and chemicals, such as roof control products and magnetite, used in the mining and coal preparation process. These increases were offset, in part, by income recorded as a result of the Combined Fund settlement. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal. Decreased costs also reflect the prior year adjustment which accelerated previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standard (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceeds the total of the service costs and interest costs for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total 2007 accelerated actuarial amortization was $2.7 million of expenses, of which $2.1 million impacted cost of goods sold and other charges for produced coal. The total prior year accelerated actuarial amortization was $17.8 million, of which $13.8 million impacted cost of goods sold and other charges for produced coal. Increased costs were also offset, in part, by lower contract mining fees due to the idling of certain Central Appalachia contract mine locations. Royalty expenses were also lower in 2007 compared to 2006 due to a larger proportion of coal production coming from owned reserves versus leased reserves.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $28 million in purchased coal cost of goods sold and other charges in 2007 was primarily due to lower volumes purchased.

Produced gas cost of goods sold and other charges increased due primarily to a 16.6% increase in unit cost of goods sold and other charges and a 3.3% increase in volumes of produced gas sold.

	2007	2006	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	57.1	55.3	1.8	3.3%
Average Cost Per Thousand Cubic Feet	$2.25	$1.93	$0.32	16.6%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to increased salary labor and related employee costs, increased gas well maintenance costs, increased compressor rental costs, increased power costs and the deferral of gob gas production related to the idling of Buchanan Mine. Salary labor and related employee costs increased due to the hiring of additional employees in 2007. Gas well maintenance costs increased due to the increased number of wells in-service compared to the prior year. Compressor rental costs increased due to more rentals in the current year. Power costs per unit were higher due to increased megawatt hour rates charged by the power companies in 2007, offset, in part, by credits received from the power company in 2007. These increases in unit costs were offset, in part, by lower firm transportation costs per unit and lower gas well closing costs. The firm transportation improvement was due to the in-service of the Jewell-Ridge Pipeline in October 2006. Also, gas well closing costs decreased due to a change in the lives for the wells to coincide with the reserve reports.

Industrial supplies cost of goods sold increased $22 million primarily due to the July acquisition of Piping & Equipment Inc. See Note 2 in Item 8, Notes to Audited Consolidated Financial Statements in this Form 10-K.

Closed and idle mine cost of goods sold and other charges decreased approximately $4 million in 2007 compared to 2006. Closed and idle mine cost of goods sold and other charges were improved $6 million due to additional expenses in the 2006 period related to reclamation liability adjustments and associated accretion expenses that were the result of updated engineering surveys. Closed and idle mine cost of goods sold and other charges also decreased $3 million due to various transactions that occurred throughout both years, none of which were individually material. This improvement was offset, in part, by $5 million of additional expenses due to Shoemaker being idled throughout all of 2007 and only a portion of 2006.

Other cost of goods sold and other charges increased due to the following items:

	2007	2006	Dollar Variance	Percentage Change
Buchanan roof collapse	$95	$—	$95	100.0%
Incentive compensation	35	24	11	45.8%
Contract settlement	6	—	6	100.0%
Accounts Receivable Securitization	3	—	3	100.0%
Stock-based compensation	24	23	1	4.3%
Miscellaneous transactions	77	82	(5)	(6.1)%

Total Miscellaneous Cost of Goods Sold and Other Charges	$240	$129	$111	86.0%

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In 2007, we have incurred cost of goods sold expenses of approximately $110 million in relation to these activities. We have also received notice from the insurance carriers that a $15 million advance will be paid to recover a portion of the cost incurred to date for this incident. We intend to pursue additional reimbursement under our existing insurance policies. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period, includes property damage and cost recoveries as well as business interruption recoveries. There is no guarantee any additional recovery will be received under our policies.

Incentive compensation expense increased $11 million due to higher projected amounts expected to be paid to employees for 2007 compared to the projected amounts expected for 2006. The increase also relates to an actualization of the 2006 accrual which resulted in approximately $2 million of additional expense in 2007. The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets.

During 2007, CONSOL Energy agreed to a settlement for a contract violation with a customer. The amount owed to the customer has been accrued as of December 31, 2007.

Accounts receivable securitization fees increased in the year-to-year comparison. Amounts have been drawn under this program since July 2007. No amounts were drawn under this program in 2006.

Stock-based compensation expense increased $1 million primarily as a result of additional awards granted in the 2007 period.

Miscellaneous cost of goods sold and other charges decreased $5 million due to various transactions that occurred throughout both periods, none of which were individually material.

	2007	2006	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	7.2	7.6	(0.4)	(5.3)%
Average Cost Per Thousand Cubic Feet	$5.52	$5.54	$(0.02)	(0.4)%

Included in royalty interest gas costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in volumes and costs relate to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2007	2006	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion gross cubic feet)	1.1	6.1	(5.0)	(82.0)%
Average Cost Per Thousand Cubic Feet	$6.66	$7.34	$(0.68)	(9.3)%

Purchased gas sales volumes in the current year represent volumes of gas we sell at market prices that were purchased from third party producers, less our gathering and marketing fees. In 2006, purchased gas costs and volumes represented volumes of gas we simultaneously purchased from and sold to the same counterparties under contracts that were committed prior to January 1, 2006. Accordingly, Emerging Issues Task Force Issue No. 04-13 (EITF 04-13), which we adopted on January 1, 2006, did not apply to these transactions. All contracts entered into prior to January 1, 2006 expired in 2006, while all activity related to 2007 is reflected in transportation expense on a net basis.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2007	2006	Variance	Percentage Change
Freight Expense	$187	$163	$24	14.7%

Selling, general and administrative costs have increased due to the following items:

	2007	2006	Dollar Variance	Percentage Change
Wages and salaries	$40	$35	$5	14.3%
Professional, consulting and other purchased services	29	23	6	26.1%
Advertising and promotion	4	1	3	300.0%
Rentals	4	2	2	100.0%
Insurance	4	2	2	100.0%
Employee benefits	8	11	(3)	(27.3)%
Other	20	17	3	17.6%

Total Selling, General and Administrative	$109	$91	$18	19.8%

Wages and salaries have increased $5 million due to additional employees as a result of several acquisitions throughout 2007 and additional employees being hired after the 2006 period.

Costs of professional, consulting and other purchased services were higher in 2007 compared to 2006 primarily due to $4 million of additional costs incurred by our 81.7% subsidiary, CNX Gas, related to a new computer system and legal fees associated with outstanding legal cases. The remaining $2 million increase is due to various transactions that occurred throughout both periods, none of which are individually material.

Advertising and promotion expenses were $3 million higher in 2007 compared to 2006 due to an advertising campaign launched in the 2007 period to raise corporate awareness and recruit the next generation of employees.

Rentals of equipment, primarily computers, have increased $2 million in the year-to-year comparison due to additional employees that have been added related to growth of CNX Gas as well as several acquisitions that occurred throughout 2007.

Insurance expense increase of $2 million was primarily related to increased premium costs for property, business interruption and excess general liability insurance.

Employee benefits decreased due mainly to an acceleration in 2006 of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump-sum in that year be recognized. The total accelerated actuarial amortization recognized in 2007 was $2.7 million, of which $0.2 million impacted selling, general and administrative expense. The total accelerated actuarial amortization recognized in 2006 was $17.8 million, of which $2.1 million impacted selling, general and administrative expense.

Other selling, general and administrative costs increased $3 million due to miscellaneous costs related to various transactions that occurred throughout both years, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2007	2006	Dollar Variance	Percentage Change
Coal	$258	$241	$17	7.1%
Gas:
Production	31	25	6	24.0%
Gathering	18	13	5	38.5%

Total Gas	49	38	11	28.9%
Other	18	17	1	5.9%

Total Depreciation, Depletion and Amortization	$325	$296	$29	9.8%

The increase in coal depreciation, depletion and amortization was primarily due to additional expense related to the assets received in the acquisition of AMVEST. The increase was also attributable to assets placed in service after December 31, 2006. Assets placed in service after December 31, 2006 include various airshafts, longwall assets, haulage assets and other projects completed at our mines. These increases were offset, in part, by a reduction in depletion expense due to depletion of economic reserves at VP#8 Mine and decreased amortization due to decreased production in 2007 compared to 2006.

The increase in gas production related depreciation, depletion and amortization was primarily due to an increase in units of production rates and increased production volumes year-to-year. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased primarily as a result realizing a full year of the capital lease treatment of the Jewell-Ridge lateral, which went into service in October 2006.

Other depreciation, depletion and amortization increased $1 million primarily related to capitalized computer software being placed in service after December 31, 2006.

Interest expense increased in 2007 compared to 2006 due to the following items:

	2007	2006	Dollar Variance	Percentage Change
Capitalized lease	$7	$2	$5	250.0%
Revolver	5	—	5	100.0%
Interest on unrecognized tax benefits	3	—	3	100.0%
Long-term secured notes	28	30	(2)	(6.7)%
Other	(12)	(7)	(5)	71.4%

Total Interest Expense	$31	$25	$6	24.0%

In conjunction with the completion of the Jewell-Ridge lateral pipeline in October 2006, CNX Gas entered into a 15-year firm transportation agreement with ETNG, a subsidiary of Duke Energy. Also, in April 2006, CONSOL Energy entered into an agreement for the acquisition of longwall equipment. These agreements were required to be treated as capital leases under Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and accordingly incur interest expense each period.

Revolver interest expense increased $5 million due to amounts being drawn on our revolving credit facility in 2007. The facility had $248 million outstanding at December 31, 2007. No amounts were drawn on the facility in 2006.

CONSOL Energy began recording interest on unrecognized tax benefits as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48) in 2007. See Note 5 in Item 8, Notes to the Audited Financial Statements Data of this Form 10-K.

Interest on long-term debt decreased $2 million due to the planned June 2007 principal payment on our $45 million secured note.

Other reductions in interest expense were related to higher amounts of interest capitalized in 2007 compared to 2006. Higher capitalized interest was attributable to the higher level of capital projects funded from operating cash flow in 2007 compared to 2006.

Taxes other than income increased primarily due to the following items:

	2007	2006	Dollar Variance	Percentage Change
Production taxes:
Coal	$175	$157	$18	11.5%
Gas	13	12	1	8.3%

Total Production Taxes	188	169	19	11.2%
Other taxes:
Coal	79	71	8	11.3%
Gas	5	4	1	25.0%
Other	12	9	3	33.3%

Other	96	84	12	14.3%

Total Taxes Other Than Income	$284	$253	$31	12.3%

Increased coal production taxes are primarily due to $24 million of expense related to the Export Excise Tax receivable being reversed in the 2007 period. The Federal Circuit court had ruled that the damage claim for export excise taxes paid for the period 1991-1993 be repaid. The Government appealed a similar case to the U.S. Supreme Court. On December 3, 2007 the United States Supreme Court granted the Government’s appeal to hear that case. The Supreme Court’s appeal of the petition makes collection of the refund and interest by CONSOL Energy no longer highly probable because of adverse rulings by the Supreme Court during 2007 under the statute on which our claim for this period is based. Accordingly, CONSOL Energy reversed the export excise tax receivable until the Supreme Court decides the appeal. We intend to vigorously pursue this action, although there is no assurance that CONSOL Energy will receive any tax refund. Coal production taxes also include a $6 million improvement related to lower coal production in 2007 compared to 2006. Lower production reduces severance taxes, reclamation fee taxes and black lung excise taxes, although these reductions were somewhat offset by higher average sales prices. Gas production taxes increased $1 million due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

Other coal taxes have increased in 2007 due to property taxes which are based on current assessment values which have increased over the prior year primarily related to the acquisition of AMVEST, as previously discussed. Other coal taxes are also higher due to lower Virginia employment enhancement tax credits. Virginia provides a tax credit based on employment figures attributable to operations in that state. Due to the previously discussed Buchanan Mine situation, our employment figures have been temporarily reduced. The employment figure reduction has correspondingly reduced the tax credit that we earn.

Other gas taxes have increased in 2007 due to various transactions that occurred throughout both years, none of which were individually material.

Other taxes have increased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

	2007	2006	Variance	Percentage Change
Earnings Before Income Taxes	$429	$551	$(122)	(22.1)%
Tax Expense	$136	$112	$24	21.4%
Effective Income Tax Rate	31.7%	20.4%	11.3%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See Note 5 in Item 8, Notes to the Audited Financial Statements of this Form 10-K. CONSOL Energy’s 2006 effective income tax rate includes the impact of state income tax benefits resulting from a change in a state tax statute.

Minority Interest

Minority interest represents 18.3% of CNX Gas net income for the five month period ended December 31, 2007 which CONSOL Energy did not own. It also represents 18.5% of Gas’s net income for the seven month period ended July 31, 2007 which CONSOL Energy did not own. During the period ended December 31, 2007, CONSOL Energy purchased $10 million of CNX Gas shares on the open market. The purchase of the additional shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.5% to 81.7%.

Twelve Months Ended December 31, 2006 Compared with Twelve Months Ended December 31, 2005

Net Income

Net income changed primarily due to the following items (table in millions):

	2006	2005	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased (Outside and Related Party)	$2,694	$2,527	$167	6.6%
Produced Gas Sales	389	281	108	38.4%
Gas Royalty Interest	51	45	6	13.3%
Purchased Gas Sales	44	275	(231)	(84.0)%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Sales and Other Income	537	355	182	51.3%

Total Revenue and Other Income	3,715	3,810	(95)	(2.5)%
Coal Cost of Goods Sold—Produced and Purchased	1,785	1,702	83	4.9%
Produced Gas Cost of Goods Sold	107	79	28	35.4%
Gas Royalty Interest Cost of Goods Sold	42	37	5	13.5%
Purchased Gas Cost of Goods Sold	45	279	(234)	(83.9)%
Other Cost of Goods Sold	357	340	17	5.0%

Total Cost of Goods Sold	2,336	2,437	(101)	(4.1)%
Other	828	719	109	15.2%

Total Costs	3,164	3,156	8	0.3%

Earnings before Income Taxes and Minority Interest	551	654	(103)	(15.7)%
Income Tax Expense	112	64	48	75.0%

Earnings Before Minority Interest	439	590	(151)	(25.6)%
Minority Interest	(30)	(9)	(21)	233.3%

Net Income	$409	$581	$(172)	(29.6)%

Net income for 2006 declined in comparison to 2005 primarily due to the 2005 gain on the sale of 18.5% of CNX Gas. In August 2005, CNX Gas, a subsidiary of CONSOL Energy, sold 27.9 million shares of common stock. CNX Gas received proceeds of $420 million, which it used to pay a special dividend to CONSOL Energy. The pre-tax gain recognized on this transaction was $327 million. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group. Net income was also impacted by the acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for benefits earned through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total pre-tax accelerated actuarial amortization was $18 million and was included in costs of goods sold and other charges and selling, general and administrative costs. These decreases in net income were offset, in part, by $79 million of property and business interruption insurance proceeds recognized in other income related to the Buchanan Mine fire and skip hoist incident that occurred in 2005. Net income was also impacted by increased average sales prices for both coal and gas. Coal unit costs increased in the period-to-period comparison, impairing net income. Increased cost of goods sold and other charges were also attributable to higher supply costs, contract mining fees, labor costs, subsidence costs, and higher insurance premiums. Higher gas unit costs were primarily attributable to higher firm transportation costs and higher power costs.

Revenue

Revenue and other income increased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Sales
Produced Coal-Outside and Related Party	$2,620	$2,448	$172	7.0%
Purchased Coal	74	79	(5)	(6.3)%
Produced Gas	389	281	108	38.4%
Industrial Supplies	120	93	27	29.0%
Other	84	35	49	140.0%

Total Sales-Outside	3,287	2,936	351	12.0%
Gas Royalty Interest	51	45	6	13.3%
Purchased Gas	44	275	(231)	(84.0)%
Freight Revenue (Outside and Related Party)	163	120	43	35.8%
Gain on Sale of 18.5% of CNX Gas	—	327	(327)	(100.0)%
Other Income	170	107	63	58.9%

Total Revenue and Other Income	$3,715	$3,810	$(95)	(2.5)%

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

	2006	2005	Variance	Percentage Change
Purchase Tons Sold (in million)	1.3	1.5	(0.2)	(13.3)%
Average Sales Price Per Ton	$55.87	$52.81	$3.06	5.8%

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

The increase in average sales price is primarily the result of selling the majority of our 2006 production at market rates that were higher than the prices we sold our gas under hedging contracts in 2005. CNX Gas enters into physical fixed price gas supply transactions with various counterparties for terms varying in length. CNX Gas also enters into financial gas swap transactions that qualify as financial cash flow hedges. These financial gas swap transactions exist parallel to the underlying physical transactions. These physical and financial hedges represented approximately 17.0 billion cubic feet of our produced gas sales volumes for the year ended December 31, 2006 at an average price of $7.42 per Mcf. For the year ended December 31, 2005, these hedges represented approximately 38.2 billion cubic feet of our produced gas sales volumes at an average price of $4.77 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

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

Included in royalty interest gas sales are the revenues related to the portion of production associated with royalty interest owners. The decrease in average sales price is a function of the average CNX Gas sales price being higher in the 2005 period than the 2006 period for royalty purposes. Sales volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006	2005	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	6.1	28.7	(22.6)	(78.7)%
Average Sales Price Per thousand cubic feet	$7.20	$9.59	$(2.39)	(24.9)%

Included in purchased gas sales revenue are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (EITF 99-19), we have historically recorded our revenues and our costs on a gross basis. However, because we adopted Emerging Issues Task Force 04-13 ,”Accounting for Purchases and Sales of Inventory with the Same Counterparty” (EITF 04-13) on January 1, 2006, purchased gas sales and volumes have decreased. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, that were committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the 2006 period. Additionally, there are low volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.

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

Royalty income increased $2 million due primarily to higher gas prices and additional production on existing royalty contracts. Royalty income received from third parties is calculated as a percentage of the third party sales price.

Interest income increased due to our improved cash position throughout 2006 compared to 2005. The improved cash position was primarily due to the August 2005 sale of 18.5% interest in CNX Gas. The private sale of this stock resulted in $420 million of proceeds.

Service income represents various miscellaneous revenues from coal fines recovery projects, processing fees for third party coal and other miscellaneous activities. The increase in revenues is attributable to new agreements in 2006 with third parties which allow them to recover coal fines from preparation slurry ponds for a fee.

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

Costs

	2006	2005	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,705	$1,613	$92	5.7%
Purchased Coal	80	89	(9)	(10.1)%
Produced Gas	107	79	28	35.4%
Industrial Supplies	119	105	14	13.3%
Closed and Idle Mines	109	69	40	58.0%
Other	129	166	(37)	(22.3)%

Total Cost of Goods Sold and Other Charges	2,249	2,121	128	6.0%
Gas Royalty Interest	42	37	5	13.5%
Purchased Gas	45	279	(234)	(83.9)%

Total Cost of Goods Sold	$2,336	$2,437	$(101)	(4.1)%

Increased cost of goods sold and other charges for company produced coal were due mainly to a 7.7% increase in cost per ton of produced coal sold, offset particularly by a 1.9% decrease in sales volumes.

	2006	2005	Variance	Percentage Change
Produced Tons Sold (in millions)	67.6	68.9	(1.3)	(1.9)%
Average Cost of Goods Sold and Other Charges Per Ton	$25.22	$23.42	$1.80	7.7%

Cost of goods sold and other charges for produced tons sold increased due mainly to an acceleration of previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for benefits earned through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump-sum in that year be recognized. The total accelerated actuarial amortization was $17.8 million, of which $13.8 impacted cost of goods sold and other charges for produced coal. Increased cost of goods sold and other charges were also attributable to higher supply costs, contract mining fees, labor costs, subsidence costs, and higher insurance premiums. Higher supply costs were attributable to additional maintenance projects and increased cost for electrical products, petroleum products and chemicals, such as diesel fuel and magnetite used in the mining and coal preparation process. Supply costs have also increased due to additional costs being incurred related to the adoption of new safety regulations, as previously discussed. Increased contract mining fees were attributable to increased fees negotiated with the contractors used primarily in our central Appalachian operations. Increased labor costs were attributable to increased employee counts and increased wages at certain mining operations. Employee counts have been increased in certain locations to maintain development rates ahead of the longwall mining units. New employees have also been added as trainees which will replace skilled employees expected to retire between now and the end of the decade. Increased employee counts were also necessary to maintain underground belt haulage systems and complete additional roof and rib support. Additional roof and rib support requirements have been necessary due to changes in underground geology and mining conditions. Labor rates were increased in order to stay competitive in certain labor markets. Higher subsidence costs reflect higher costs related to the Pennsylvania Department Environmental Protection regulation titled “Surface Water Protection-Underground Bituminous Coal Mining Operation.” The application of this regulation requires additional costs when mining may affect perennial and intermittent streams. Subsidence costs also increased due to the location of mining activities affecting more surface structures in the 2006 period than in the 2005 period. Higher insurance premiums are attributable to higher costs of property damage and business interruption coverage in the 2006 period compared to the 2005 period. These increases in costs were offset, in part, by lower other post employment benefit costs, workers’ compensation costs and combined fund costs. Other post employment benefit costs were lower in the 2006 period compared to the 2005 period due to CONSOL Energy’s 2005 plan amendment removing the election of the Federal Subsidy provision of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). Instead, we will coordinate benefits with available Medicare coverage considered the primary payer. Medicare is considered the primary payer under our plan. This plan amendment resulted in a reduction of the accumulated projected benefit obligation and will be amortized to earnings. Workers’ compensation expenses have been reduced due to lower state administrative fees charged by the state of West Virginia due to changes in that state’s workers’ compensation program. Unit costs were also improved due to lower combined fund costs as a result of lower monthly premiums as well as lower sales volumes in the period-to-period comparison.

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

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to firm transportation. Firm transportation costs increased approximately $0.13 per thousand cubic feet in the period-to-period comparison. Approximately $0.06 per thousand cubic feet of the firm transportation increase is the result of the application of EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” as of January 1, 2006. EITF 04-13 requires the combining of matching buy/sell transactions, done in contemplation of one another, committed to on or after January 1, 2006. The net result for transactions that meet the above criteria are reflected in transportation expense in the current year. Previously, these transactions were accounted for as purchased gas revenue and purchased gas expense. Approximately $0.07 per thousand cubic feet of the increase in firm transportation was due to additional fees to purchase firm transportation capacity on the TCO interstate pipeline in order to avoid potential curtailments on portions of shipment capacity allocated to CNX Gas. The potential curtailments are due to increased demand for pipeline access in the 2006 period. Unit costs also increased due to higher power costs. Power costs per unit were $0.06 per thousand cubic feet higher due to both increased megawatt hour rates charged by our power providers and the use of more electric compressors during 2006 period that were previously powered by gas for most of the 2005 period. Salary and wages have also increased approximately $0.08 per thousand cubic feet due to additional staffing added to achieve desired drilling and production results. Unit costs have increased due to an additional $0.04 per thousand cubic feet related to leasing and brokering of land. Produced gas cost of goods sold per unit also increased by $0.06 per thousand cubic feet due to various transactions that occurred throughout both periods, none of which were individually material. These increases in unit costs were offset, in part, by lower well maintenance costs per unit. Maintenance costs per unit decreased $0.09 per thousand cubic feet in the period-to-period comparison. This improvement was due to maintenance projects being accelerated in prior periods. The improvement was also due to efficiencies in the water collection infrastructure being realized subsequent to the improvements that were made in the 2005 period. Well maintenance costs per unit also decreased due to additional production in the period-to-period comparison.

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

Accounts receivable securitization fees decreased in the period-to-period comparison. No amounts were drawn under this program in the 2006 period.

Lower coal property holding costs were attributable to decreased expenses related to leasehold surrenders in the 2006 period.

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

Miscellaneous cost of goods sold and other charges decreased $7 million due to various transactions that occurred throughout both periods, none of which were individually material.

	2006	2005	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	7.6	6.6	1.0	15.2%
Average Cost Per Thousand Cubic Feet	$5.54	$5.57	$(0.03)	(0.5)%

Included in royalty interest gas costs are the expenses related to the portion of production associated with royalty interest owners. The decrease in average cost per unit is a function of the market price in the 2006 period compared to the 2005 period. Volumes increased as a result of additional wells coming online from our on-going drilling program and the 2005 period sales volumes being negatively impacted by the shutdown of Buchanan Mine due to the mine fire.

	2006	2005	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	6.1	28.7	(22.6)	(78.7)%
Average Cost Per Thousand Cubic Feet	$7.34	$9.71	$(2.37)	(24.4)%

Included in purchased gas costs are volumes of gas we simultaneously purchased from and sold to the same counterparties between the segmentation and interruptible pools on the Columbia Gas Transmission Corporation (TCO) pipeline in order to satisfy obligations to certain customers. In accordance with EITF 99-19, we have historically recorded our revenues and our costs on a gross basis. However, because we adopted EITF 04-13 on January 1, 2006, purchased gas sales and volumes have decreased. The net result for transactions that meet the above criteria are reflected in transportation expense in the 2006 period. The decrease in costs per unit is a function of the average sales price, before the effects of financial swap transactions, being higher in the 2005 period than in the 2006 period. Additionally, there were small volumes of gas we purchase from third party producers at market prices less our gathering charge, which we then resell.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2006	2005	Variance	Percentage Change
Freight expense	$163	$120	$43	35.8%

Selling, general and administrative costs have increased due to the following items:

	2006	2005	Dollar Variance	Percentage Change
Wages and salaries	$32	$27	$5	18.5%
Employee benefits	11	11	—	—
Professional, consulting and other purchased services	23	20	3	15.0%
Other	25	23	2	8.7%

Total Selling, General and Administrative	$91	$81	$10	12.3%

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

Costs of professional, consulting and other purchased services were higher in the 2006 period compared to the 2005 period primarily due to additional costs related to CNX Gas being a separate publicly traded company throughout all of 2006, offset, in part, by a reduction in professional, consulting and other purchased services by CONSOL Energy.

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

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion, as well as increases and decreases in valuation allowances. See Note 7 in Item 8 of the Notes to the Audited Consolidated Financial Statements in this Form 10-K. CONSOL Energy’s effective tax rate for the year ended December 31, 2005 was impacted by the gain of $327 million resulting from the sale of 18.5% of CNX Gas stock, as previously discussed. In accordance with Statement of Financial Accounting Standards Board Statement No. 109, “Accounting for Income Taxes,” no deferred tax has been provided on this transaction as current tax law provides a means by which the excess of the reported amount of this investment over its tax basis can be recovered tax-free. Also, management has no current intention of entering into a transaction that would cause CNX Gas to leave the consolidated tax group.

Minority Interest

Minority interest represents 18.5% of CNX Gas net income which CONSOL Energy does not own.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities in the consolidated financial statements and at the date of the financial statements. Note 1 of the Notes to the Audited Consolidated Financial Statements in this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates upon subsequent resolution of identified matters. Management believes that the estimates utilized are reasonable. The following critical accounting policies are materially impacted by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Other Post Employment Benefits

CONSOL Energy has historically provided retiree health benefits to employees that retire with at least ten years of service and have attained age 55. Effective August 1, 2003, the eligibility requirement for salaried employees was changed to either twenty years of service and age 55, or fifteen years of service and age 62. Additionally, any salaried or non-represented hourly employees that are hired or rehired effective January 1, 2007 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance of $2,250 per year of service at retirement. Eligibility requirements for represented hourly employees hired before January 1, 2007 have not changed from CONSOL Energy’s historical requirements. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007 will not be eligible to receive retiree benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked. At December 31, 2007, the retiree health plan provided benefits to approximately 24,500 of our former employees and their eligible dependents. The medical plan which covers eligible salaried employees and retirees also includes a cost sharing structure where essentially all participants contribute 20% of plan costs. Annual cost increases for the salary plan in excess of 6% are paid entirely by the salaried participants.

After our review, various actuarial assumptions, including discount rate, expected trend in health care costs, average remaining service period, average remaining life expectancy, per capita costs and participation level in each future year are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plans. Most assumptions used in 2007 have not differed materially from the prior year actual experience. Expected trend in health care cost assumptions have been changed since the prior year. Separate trend assumptions have been established for medical, drug, pre-65 and post-65 costs as opposed to one trend assumption for all costs in prior years. The initial expected trend in health care costs at this year’s measurement date (currently September 30) was 8.0% compared to a prior year expected 2008 trend in health care cost of 8.5%. A 1.0% decrease in the health care trend rate would decrease interest and service cost for 2007 by approximately $17.0 million. The discount rate is also determined each year at the measurement date. The discount rate is estimated by utilizing a hypothetical bond portfolio which approximates the future cash flow necessary to service our other postretirement liability. The hypothetical bond portfolio looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the years ended December 31, 2007 and 2006, the discount rate used to calculate the period end liability and the following year’s expense was 6.63% and 6.00%, respectively. A 0.25% increase in the discount rate would have decreased 2007 net periodic postretirement benefit costs by approximately $4.1 million. A 0.25% decrease in the discount rate would have increased 2007 net periodic postretirement benefit costs by approximately $4.4 million. Deferred gains and losses are primarily due to historical changes in the discount rate and medical cost inflation differing from expectations in prior years. Changes to interest rates for the rates of returns on instruments that could be used to settle the actuarially determined plan obligations introduce substantial volatility to our costs. Accumulated actuarial gains or losses in excess of a pre-established corridor are amortized on a straight-line basis over the expected future service of active salary employees to their assumed retirement age. The average remaining service period for our salaried plans is approximately 11 years at December 31, 2007. Accumulated actuarial gains or losses in excess of a pre-established corridor are amortized on a straight-line basis over the expected remaining life of our retired United Mine Workers of America (UMWA) population. The average remaining service period of this population is not used for amortization purposes because the majority of the UMWA population of our plan is retired. The average remaining life expectancy of our retired UMWA population used to calculate the following year’s expense is approximately 13 years at December 31, 2007.

Per capita costs on a per annum basis for Other Postretirement Benefits were assumed to be $6,072 at December 31, 2007. This was approximately a 6.5% increase, after adjusting for plan design changes and demographic shifts from the per capita cost on a per annum basis at December 31, 2006. The increase was due to healthcare cost trends and was within the range expected by our assumptions. If the actual increase in per capita cost of medical services or other postretirement benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted, which could have a significant effect on the costs and liabilities recognized in the financial statements.

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

On September 29, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The subsequent change in the funded status of the plans is recognized as a component of accumulated comprehensive income in stockholders’ equity. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. Currently, CONSOL Energy uses a September 30 measurement date for its other postretirement benefit plans.

The estimated liability recognized in the December 31, 2007 financial statements was $2.5 billion. For the year ended December 31, 2007, we paid approximately $137.5 million for Other Postretirement Benefits, all of which were paid from operating cash flow. Our obligations with respect to these liabilities are unfunded at December 31, 2007. CONSOL Energy does not expect to contribute to the other postretirement plan in 2008. We intend to pay benefit claims as they are due.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi—employer plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans began accruing service. The CONSOL Energy salaried plan allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees’ election. As of January 1, 2006, lump sum benefits have been frozen, and the lump-sum option has been eliminated for benefits accrued prospectively.

Effective January 1, 2007, employees hired by CNX Gas, an 81.7 % owned subsidiary, will not be eligible to participate in CNX Gas’ non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit plan, these employees began receiving an additional 3% company contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005 or who were employees of CONSOL Energy prior to this date were given a one-time opportunity to elect to remain in the defined benefit plan or opt to freeze their service accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees hired on or after January 1, 2006, but on or before December 31, 2006 had their current non-contributory defined benefit frozen and began receiving the additional 3% company contribution into their defined contribution plan, effective January 1, 2007. CNX Gas intends to freeze all defined benefit accruals as of December 31, 2016 for CNX Gas employees that elected to remain in the defined benefit plan.

Our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. Several of these assumptions have been updated from the prior year to reflect anticipated future experience. For the year ended December 31, 2007, compensation increases are assumed to range from 3% to 8% depending on age and job classification. Retirement rate assumptions were also increased and begin at 1% for employees at age 50 and increase to 100% for employees at age 65. The discount rate is also determined each year at the measurement date. The discount rate is estimated by utilizing a hypothetical bond portfolio which approximates the future cash flow necessary to service our other postretirement liability. The hypothetical bond portfolio looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the years ended December 31, 2007 and 2006, the discount rate used to calculate the period end liability and the following year’s expense was 6.57% and 6.00%, respectively. A 0.25% increase in the discount rate would have decreased the 2007 net periodic pension cost by $1.3 million. A 0.25% decrease in the discount rate would have increased the 2006 net periodic pension cost by $1.3 million. Deferred gains and losses are primarily due to historical changes in the discount rate and earnings on assets differing from expectations in prior years. The average remaining service period is approximately 10 years at December 31, 2007. Changes to any of these assumptions introduce substantial volatility to our costs.

On September 29, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The subsequent change in the funded status of the plans is recognized as a component of accumulated comprehensive income in stockholders’ equity. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. Currently, CONSOL Energy uses a September 30 measurement date for its salaried pension plans. The estimated liability at December 31, 2007 was $70.2 million. CONSOL Energy expects to contribute approximately $28.0 million to the pension plan in 2008.

The market related asset value is derived by taking the cost value of assets as of September 30, 2007 and multiplying it by the average 36-month ratio of the market value of assets to the cost value of assets. CONSOL Energy’s pension plan weighted average asset allocations at September 30, 2007 consisted of 60% equity securities and 40% debt securities.

The CONSOL Energy Employee Retirement and the Restoration Plan allow for lump-sum distributions earned up until December 31, 2005 and December 31, 2006, respectively. As of January 1, 2006, lump-sum benefits have been frozen and prospectively the lump-sum option has been eliminated for the Employee Retirement Plan. As of January 1, 2007, the Restoration Plan has been frozen. According to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” if the lump-sum distributions made for the plan year, which is currently October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. Lump-sum payments exceeded this threshold in the Restoration Plan during 2007. CONSOL Energy recognized expense of $2.7 million in the current year’s results of operations. The adjustment equaled the previously unrecognized actuarial loss resulting from each individual who received a lump sum in that year. CONSOL regularly monitors this situation. If this settlement accounting is triggered again in the future, the adjustment could materially impact operating results.

Workers’ Compensation and Coal Workers’ Pneumoconiosis

Workers’ compensation is a system by which individuals who sustain employment related physical injuries or some type of occupational diseases are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy records an actuarially calculated liability, which is determined using various assumptions, including discount rate, future healthcare cost trends, benefit duration and recurrence of injuries. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is estimated by utilizing a hypothetical bond portfolio which approximates the future cash flow necessary to service our workers’ compensation liability. The hypothetical bond portfolio looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the years ended December 31, 2007 and 2006, the discount rate used to calculate the period end liability and the following year’s expense was 5.94% and 6.00%, respectively. A 0.25% increase or decrease in the discount rate would not have materially decreased or increased the 2007 workers’ compensation expense. Deferred gains and losses are primarily due to historical changes in the discount rates, several years of favorable claims experience, various favorable claims experience, various favorable state legislation changes and an over all lower incident rate than our assumptions. Accumulated actuarial gains or losses are amortized on a straight-line basis over the expected future benefit duration of current claimants. The average expected benefit duration for this group is approximately 9 years at December 31, 2007. The estimated liability recognized in the financial statements at December 31, 2007 was approximately $162.1 million. CONSOL Energy’s policy has been to provide for workers’ compensation benefits from operating cash flow. No funding has been provided to cover these benefits. For the year ended December 31, 2007, we made payments for workers’ compensation benefits of approximately $45.5 million, all of which was paid from operating cash flow.

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date (currently September 30). The discount rate is estimated by utilizing a hypothetical bond portfolio which approximates the future cash flow necessary to service our coal workers’ pneumoconiosis liability. The hypothetical bond portfolio looks to rates of return on high-quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. For the years ended December 31, 2007 and 2006, the discount rate used to calculate the period end liability and the following year’s expense was 6.62% and 6.00%, respectively. A 0.25% increase or decrease in the discount rate would not have materially decreased or increased the 2007 coal workers’ pneumoconiosis expense. Actuarial gains associated with coal workers’ pneumoconiosis have resulted from numerous legislative changes over many years which have resulted in lower approval rates for filed claims than our assumptions originally reflected. Actuarial gains have also resulted from lower incident rates and lower severity of claims filed than our assumption originally reflected. The estimated liability recognized in the financial statements at December 31, 2007 was approximately $182.9 million. For the year ended December 31, 2007, we paid coal workers’ pneumoconiosis benefits of approximately $10.4 million. Our obligations with respect to these liabilities are unfunded at December 31, 2007.

On September 29, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plan on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The subsequent change in the funded status of the plans is recognized as a component of accumulated comprehensive income in stockholders’ equity. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. Currently, CONSOL Energy uses a September 30 measurement date for its workers’ compensation and coal workers’ pneumoconiosis plans.

Reclamation and Mine Closure Obligations

The Surface Mining Control and Reclamation Act establishes operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $482.3 million at December 31, 2007. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Income Taxes

CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2007, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $505.6 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary. There were no significant changes in the deferred tax valuation allowances in the year ended December 31, 2007.

For 2007, CONSOL Energy continues to report a deferred tax asset of approximately $36.2 million relating to CONSOL Energy’s state net operating loss carry-forwards with a full valuation allowance. A review of the positive and negative evidence regarding these benefits, primarily the history of book and tax losses on a separate company basis, concluded that a valuation allowance was warranted. A valuation allowance of $23.1 million has also been recorded against the deferred state tax asset attributable to future deductible differences for certain subsidiaries with histories of book and tax losses. These net operating losses expire at various times from 2008 to 2027. Management will continue to assess the realization of deferred tax assets based upon updated income forecast data and the feasibility of future tax planning strategies, and may record adjustments to valuation allowances against deferred tax assets in future periods as appropriate that could materially impact net income.

CONSOL Energy adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing a FIN 48 liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. Estimates of our uncertain tax liabilities, including the current portion, were approximately $63.4 million at December 31, 2007.

Stock Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R) using the modified prospective transition method. SFAS No. 123R eliminates the option of using the intrinsic value method of accounting previously available under APB No. 25, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. CONSOL Energy recorded $24.2 million of expense for the year ended December 31, 2007. The Black-Scholes option pricing model is used to determine fair value of stock options at the grant date. Various inputs are utilized in the Black-Scholes pricing model, such as:

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

These factors can significantly impact the value of stock options expense recognized over the requisite service period of option holders. As of December 31, 2007, $15.6 million of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.15 years. See Note 19 in the Notes to the Audited Consolidated Financial Statements in Item 8 in this Form 10-K for more information.

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

Successful Efforts Accounting

We use the “successful efforts” method to account for our exploration and production activities. Under this method, costs are accumulated on a field by field basis with certain exploratory expenditures and exploratory dry holes being expensed as incurred. Costs of productive wells and development dry holes are capitalized and amortized on the unit-of-production method. We use this accounting policy instead of the “full cost” method because it provides a more timely accounting of the success or failure of our exploration and production activities.

Coal and Gas Reserve Values

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Our gas reserves have been reviewed by independent experts. Approximately 95% of the amounts included in our 2007 coal reserves have been reviewed and confirmed by an independent third-party consultant. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. On June 27, 2007, CONSOL Energy entered into an Amended and Restated five-year $1 billion senior secured credit facility, which replaced the $750 million credit facility. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The agreement provides for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 13.10 to 1.00 at December 31, 2007. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.50 to 1.00 at December 31, 2007. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At December 31, 2007, the facility had approximately $248 million drawn and $259 million of letters of credit outstanding, leaving $493 million of unused capacity.

In April and November 2007, CONSOL Energy and certain of our U.S. subsidiaries amended their existing trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The amended facility allows CONSOL Energy to receive, on a revolving basis, up to $165 million, a $40 million increase over the 2006 facility. The amended facility also allows for the issuance of letters of credit against the $165 million capacity. At December 31, 2007, eligible accounts receivable totaled approximately $116 million. There was no subordinated retained interest at December 31, 2007. Accounts receivable totaling $125 million were removed from the consolidated balance sheet at December 31, 2007. There were no letters of credit outstanding against the facility at December 31, 2007. In accordance with the facility agreement, CONSOL Energy is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Proceeds at December 31, 2007, determined by eligible accounts receivable at November 30, 2007, exceeded the eligible accounts receivable at December 31, 2007. The $10 million not supported by accounts receivable at December 31, 2007 is included in the $125 million of accounts receivable which were removed from the consolidated balance sheet at December 31, 2007.

CONSOL Energy’s letters of credit issued under the revolving credit facility have decreased by approximately $134 million at December 31, 2007 compared to December 31, 2006. This decrease was primarily due to a reduction of $118 million to the financial security required by the 1992 Fund. The reduction of security was due to the legislative change included in The Surface Mining Control and Reclamation Act Amendments of 2006. The new legislation requires certain annual transfers to be made from the Abandoned Mine Land (AML) program to the Combined Fund, 1992 Fund and the 1993 Fund. The current law was amended so that after a phase-in period, the new legislation removes the annual cap on the amount of interest to be transferred and requires annual transfers of AML Fund interest to the Combined Fund, 1992 Fund and 1993 Fund to pay the health care benefits of retirees whose employers have gone out of business. Previous to the legislative change, benefits of retirees whose employers have gone out of business have been paid by the surviving companies participating in the funds. Because this funding requirement will be eliminated after the phase-in period, security required by the funds has been reduced.

In October 2005, CNX Gas, an 81.7% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount to $300 million, including borrowings and letters of credit. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.17 to 1.00 at December 31, 2007. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 51.19 to 1.00 at December 31, 2007. At December 31, 2007, this facility had approximately $15 million of letters of credit issued and had no outstanding borrowings, leaving approximately $185 million of unused capacity. As a result of entering into the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005, and are also guarantors of CONSOL Energy’s 7.875% bonds.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $9.6 million at December 31, 2007. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the years ended December 31, 2007, 2006 and 2005.

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

Cash Flows (in millions)

	2007	2006	Change
Cash flows from operating activities	$684	$665	$19
Cash used in investing activities	$(972)	$(662)	$(310)
Cash provided by (used in) financing activities	$106	$(120)	$226

Cash flows from operating activities have increased primarily due to the following items:

•

Operating cash flows increased by approximately $125 million due to proceeds received in the 2007 period from the accounts receivable securitization program. The accounts receivable program had no activity during the 2006 period.

•

Operating cash flows increased by approximately $21 million due to coal inventories. Coal inventories were 1.3 million tons at December 31, 2007, 1.5 million tons at December 31, 2006 and 1.7 million tons at December 31, 2005.

•	Operating cash flows decreased due to lower net income in the year-to-year comparison.

•	Operating cash flows also fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•

Capital expenditures were $743 million in 2007 compared to $691 million in 2006. Capital expenditures were higher in 2007 primarily due to the acquisition of certain coalbed methane and gas rights from Peabody Energy for $16 million plus various other acquisition costs, our enhanced gas well drilling program and various other projects being completed. Capital expenditures also include $17 million related to the August 2007 acquisition of Piping & Equipment Inc. These increases were offset, in part, by a $25 million cash payment in 2006 related to the January 2006 acquisition of Mon River Towing and J.A.R. Barge Lines, LLC, from The Guttman Group. See Note 2 in Item 8, Notes to the Audited Consolidated Financial Statements in this Form 10-K. Increased capital expenditures were also due to additional capital expenditures in the gas segment due to the on-going drilling program. These increases were offset, in part, by lower expenditures related to the coal and other segments.

•	Cash used in investing activities includes $297 million related to the July 2007 acquisition of AMVEST. See Note 2 in Item 8, Notes to the Audited Consolidated Financial Statements in this Form 10-K.

•	In the 2007 period, CONSOL Energy purchased 372,000 shares of CNX Gas, a majority-owned subsidiary, on the open market at an average price of $26.87, or $10 million.

•

Proceeds from the sale of assets were $85 million in 2007 compared to $60 million in 2006. Proceeds in 2007 were primarily related to $53 million of proceeds from the sale of certain western Kentucky coal reserves to Alliance Resource Partners, L.P. Proceeds in 2006 were primarily due to the sale and subsequent lease-back of longwall mining equipment. The lease has been reported as a capital lease, and accordingly a liability for the present value of the lease payments has been recognized.

Net cash provided by (used in) financing activities changed primarily due to the following items:

•	In 2007, CONSOL Energy received proceeds of $248 million from our revolving credit facility. There was no activity under the revolving credit facility in 2006.

•	In 2007, CONSOL Energy paid $45 million to redeem its medium-term notes that were due in June 2007. There was no long-term debt repayment in 2006.

•

In 2007, $24 million of cash was retained compared to $39 million in 2006, as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements.

•

In 2007, approximately $80 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005. In 2006, approximately $116 million of CONSOL Energy stock was repurchased.

•

$19 million of stock was issued in 2007 compared to $13 million of treasury stock and $1 million of common stock issued in 2006. Stock issuances in both periods were a result of stock option exercises.

•	Dividends of $56 million were paid in 2007 compared to $51 million in 2006.

The following is a summary of our significant contractual obligations at December 31, 2007 (in thousands):

Payments due by Year

	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$247,500	$—	$—	$—	$247,500
Gas Firm Transportation Obligation	7,870	14,379	9,948	17,095	49,292
Purchase Order Firm Commitments	4,561	—	—	—	4,561
Long-Term Debt	8,374	46,493	330,865	21,614	407,346
Capital Lease Obligations	16,178	32,356	19,159	65,135	132,828
Operating Lease Obligations	39,792	61,536	31,400	131,017	263,745
Other Long-Term Liabilities(a)	379,586	588,079	483,993	2,125,675	3,577,333

Total Contractual Obligations(b)	$703,861	$742,843	$875,365	$2,360,536	$4,682,605

(a)	Long-term liabilities include other postemployment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure, and other long-term liability costs.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At December 31, 2007, CONSOL Energy had total long-term debt of $507 million outstanding, including current portion of long-term debt of $18 million. This long-term debt consisted of:

•

An aggregate principal amount of $249 million of 7.875% notes ($250 million due in 2012, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•

An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in 2010 and 2011;

•	$33 million in advance royalty commitments with an average interest rate of 6.66% per annum;

•

An aggregate principal amount of $11 million on a variable rate note that bears interest at the prime rate, or 7.25% at December 31, 2007. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•

An aggregate principal amount of $9 million on various rate notes with a weighted average interest rate of 8.11% at December 31, 2007. These note were incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $101 million of capital leases with a weighted average interest rate of 7.11% per annum.

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 6.42% due at various dates ranging from 2008 through 2031.

At December 31, 2007, CONSOL Energy had $248 million of borrowings and approximately $259 million of letters of credit outstanding under the revolving credit facility.

At December 31, 2007, CNX Gas, an 81.7 % subsidiary, had no aggregate principal amounts of borrowings and approximately $15 million of letters of credit outstanding under its revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,214 million at December 31, 2007 and $1,066 million at December 31, 2006. The increase was primarily attributable to net income for the year ended December 31, 2007, the tax benefit from stock-based compensation and the issuance of treasury stock. This increase was partially offset by repurchases under the CONSOL Energy share repurchase program, payment of dividends during the year, changes to the actuarial long-term liability gains and losses, and the cumulative effect of adopting FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48). See Consolidated Statements of Stockholders’ Equity in the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

In December 2005, CONSOL Energy announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. In 2007, CONSOL Energy repurchased 2,087,800 shares at an average price of $38.14. As of December 31, 2007, we have repurchased a total of 5,602,600 shares at an average price of $34.98 under this program. The program has not been renewed.

In August 2007, CONSOL Energy’s Board of Directors amended the company’s dividend policy, allowing the company to increase its dividend from $0.28 per share to $0.40 per share on an annualized basis, an increase of 43 percent.

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

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
January 30, 2008	$0.10	February 7, 2008	February 22, 2008
October 26, 2007	$0.10	November 7, 2007	November 23, 2007
July 27, 2007	$0.07	August 9, 2007	August 27, 2007
April 27, 2007	$0.07	May 8, 2007	May 29, 2007
January 26, 2007	$0.07	February 8, 2007	February 23, 2007

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more and our availability is less than $100 million. The leverage ratio was 1.50 to 1.00 and our availability was approximately $494 million at December 31, 2007. The credit facility does not permit dividend payments in the event of default. There were no defaults in the year ended December 31, 2007.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We do not expect this guidance to have a significant impact on CONSOL Energy; however, management is currently assessing the impact of adopting SFAS No. 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The FASB deferred the effective date of SFAS 157 for one year for non financial assets and non financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not expect this guidance to have a significant impact on CONSOL Energy; however, management is currently assessing the impact of adopting SFAS No. 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement was effective for financial statements issued for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30. See Note 16, Note 17 and Note 18 to the Consolidated Financial Statements for additional discussion of SFAS 158.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed price contracts and derivative commodity instruments that qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative purposes.

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

For a summary of accounting policies related to derivative instruments, see Note 1 to the Audited Consolidated Financial Statements.

Sensitivity analyses of the incremental effects on pre-tax earnings for the year ended December 31, 2007 of a hypothetical 10% and 25% change in natural gas prices for open derivative instruments as of December 31, 2007 are provided in the following table:

	Incremental Decrease in Pre-tax Earnings Assuming a Hypothetical Price Change of:
	10%	25%
	(in millions)
Natural Gas	$25.4	$64.1

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be mitigated by price changes in the underlying hedged item. The effect of this offset is not reflected in the sensitivity analyses. CONSOL Energy entered into derivative instruments to convert the market prices related to portions of the 2008 through 2009 anticipated sales of natural gas to fixed prices. The sensitivity analysis reflects an inverse relationship between increases in commodity prices and a benefit to earnings. When commodity prices increase, pretax income decreases. The fair value of these contracts was a net gain of $5.9 million (net of $3.7 million deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The credit worthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2007, CONSOL Energy had outstanding $496 million aggregate principal amount of debt under fixed-rate instruments and $11 million aggregate principal amount of debt under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there was $248 million of borrowings outstanding at December 31, 2007. During the year ended December 31, 2007, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would have decreased net income by approximately $0.8 million. The fair value of CONSOL Energy’s financial instruments is set forth in Note 24 and Note 25 of the Notes to the Audited Consolidated Financial Statements.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CONSOL Energy Inc.,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (CONSOL Energy) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, CONSOL Energy maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CONSOL Energy’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on CONSOL Energy’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2008

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Sales—Outside	$3,324,346	$3,286,522	$2,930,933
Sales—Purchased Gas	7,628	43,973	275,148
Sales—Gas Royalty Interests	46,586	51,054	45,351
Sales—Related Party (Note 3)	—	—	4,749
Freight—Outside	186,909	162,761	119,343
Freight—Related Party (Note 3)	—	—	468
Other Income (Note 4)	196,728	170,861	107,131
Gain on Sale of 18.5% Interest in CNX Gas	—	—	327,326

Total Revenue and Other Income	3,762,197	3,715,171	3,810,449
Costs of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	2,351,507	2,249,776	2,122,259
Purchased Gas Costs	7,162	44,843	278,720
Gas Royalty Interests Costs	39,921	41,879	36,501
Freight Expense	186,909	162,761	119,811
Selling, General and Administrative Expenses	108,664	91,150	80,700
Depreciation, Depletion and Amortization	324,715	296,237	261,851
Interest Expense (Note 5)	30,851	25,066	27,317
Taxes Other Than Income (Note 6)	283,511	252,539	228,606

Total Costs	3,333,240	3,164,251	3,155,765
Earnings Before Income Taxes and Minority Interest	428,957	550,920	654,684
Income Taxes (Note 7)	136,137	112,430	64,339

Earnings Before Minority Interest	292,820	438,490	590,345
Minority Interest	(25,038)	(29,608)	(9,484)

Net Income	$267,782	$408,882	$580,861

Earnings Per Share (Note 1):
Basic	$1.47	$2.23	$3.17

Dilutive	$1.45	$2.20	$3.13

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	182,050,627	183,354,732	183,489,908

Dilutive	184,149,751	185,638,106	185,534,980

Dividends per Share	$0.31	$0.28	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$41,651	$223,883
Accounts and Notes Receivable:
Trade	180,545	303,175
Other Receivables	69,771	51,890
Inventories (Note 9)	163,193	149,307
Recoverable Income Taxes	19,090	1,278
Deferred Income Taxes (Note 7)	130,820	117,231
Prepaid Expenses	78,085	67,732

Total Current Assets	683,155	914,496
Property, Plant and Equipment (Note 11):
Property, Plant and Equipment	8,945,312	7,849,936
Less—Accumulated Depreciation, Depletion and Amortization	3,980,270	3,809,649

Total Property, Plant and Equipment—Net	4,965,042	4,040,287
Other Assets:
Deferred Income Taxes (Note 7)	374,811	507,996
Investment in Affiliates	94,866	84,219
Other	90,216	116,334

Total Other Assets	559,893	708,549

TOTAL ASSETS	$6,208,090	$5,663,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$238,312	$225,060
Short-Term Notes Payable (Note 12)	247,500	—
Current Portion of Long-Term Debt (Note 14 and Note 15)	18,283	59,518
Other Accrued Liabilities (Note 13)	512,302	455,546

Total Current Liabilities	1,016,397	740,124
Long-Term Debt:
Long-Term Debt (Note 14)	398,077	391,983
Capital Lease Obligations (Note 15)	90,848	100,762

Total Long Term Debt	488,925	492,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 16)	2,336,809	2,252,115
Pneumoconiosis Benefits (Note 17)	171,896	184,424
Mine Closing	399,633	389,896
Workers’ Compensation (Note 17)	118,356	121,337
Deferred Revenue	3,162	13,106
Salary Retirement (Note 16)	67,392	113,944
Reclamation	34,317	26,461
Other	193,666	127,370

Total Deferred Credits and Other Liabilities	3,325,231	3,228,653
Minority Interest	163,118	135,659

Total Liabilities and Minority Interest	4,993,671	4,597,181

Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 185,126,526 Issued and 182,291,623 Outstanding at December 31, 2007; 185,126,526 Issued and 182,654,629 Outstanding at December 31, 2006	1,851	1,851
Capital in Excess of Par Value	966,544	921,881
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Retained Earnings	766,536	600,541
Accumulated Other Comprehensive Loss (Note 20)	(419,284)	(375,717)
Common Stock in Treasury, at Cost—2,834,903 shares at December 31, 2007 and 2,471,897 Shares at December 31, 2006	(101,228)	(82,405)

Total Stockholders’ Equity	1,214,419	1,066,151

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,208,090	$5,663,332

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Common Stock in Treasury	Total Stockholders’ Equity
Balance at December 31, 2004	$1,838	$845,719	$(277,406)	$(89,193)	$(4,883)	$(7,054)	$469,021
Net Income	—	—	580,861	—	—	—	580,861
Minimum Pension Liability (Net of $4,301 tax)	—	—	—	6,754	—	—	6,754
Treasury Rate Lock (Net of $53 tax)	—	—	—	(80)	—	—	(80)
Minority Interest in Gas	—	—	—	6,432	—	—	6,432
Gas Cash Flow Hedge (Net of $18,664 tax)	—	—	—	(29,075)	—	—	(29,075)

Comprehensive Income (Loss)	—	—	580,861	(15,969)	—	—	564,892
Stock Options Exercised	12	32,084	—	—	—	7,054	39,150
Issuance of Restricted Stock under the Equity Incentive Plan	—	4,270	—	—	(4,270)	—	—
Dividends ($0.28 per Share)	—	25	(51,346)	—	—	—	(51,321)
Stock-Based Compensation from Accelerated Vesting	—	735	—	—	—	—	735
Common Stock Issued	—	225	—	—	—	—	225
Dividend Equivalents on Restricted Stock Units	—	276	—	—	(276)	—	—
Amortization of Restricted Stock Unit Grants	—	(18)	—	—	2,672	—	2,654

Balance at December 31, 2005	1,850	883,316	252,109	(105,162)	(6,757)	—	1,025,356
Net Income	—	—	408,882	—	—	—	408,882
Minimum Pension Liability (Net of $6,614 tax)	—	—	—	10,390	—	—	10,390
Treasury Rate Lock (Net of $53 Tax)	—	—	—	(81)	—	—	(81)
Minority Interest in Other Comprehensive Income and Stock-Based Compensation of Gas	—	(1,996)	—	(6,877)	—	—	(8,873)
Gas Cash Flow Hedge (Net of ($23,860) tax)	—	—	—	36,382	—	—	36,382

Comprehensive Income (Loss)	—	(1,996)	408,882	39,814	—	—	446,700
Adjustment to Apply SFAS 158, (Net of $156,100 tax), to Defined Benefit Postretirement Plans	—	—	—	(310,369)	—	—	(310,369)
Stock Options Exercised	1	1,361	—	—	—	—	1,362
Issuance of Treasury Stock	—	(11,703)	(9,034)	—	—	34,045	13,308
Dividends ($0.28 per Share)	—	—	(51,416)	—	—	—	(51,416)
Tax Benefit from Stock-Based Compensation	—	38,545	—	—	—	—	38,545
Purchases of Treasury Stock	—	—	—	—	—	(116,450)	(116,450)
Amortization of Stock-Based Compensation Awards	—	19,115	—	—	—	—	19,115
Elimination of Unearned Compensation on Restricted Stock Units	—	(6,757)	—	—	6,757	—	—

Balance at December 31, 2006	1,851	921,881	600,541	(375,717)	—	(82,405)	1,066,151
Net Income	—	—	267,782		—	—	267,782
Treasury Rate Lock (Net of $52 Tax)	—	—	—	(81)	—	—	(81)
Minority Interest in Other Comprehensive Income and Stock-Based Compensation of Gas	—	—	—	(691)	—	—	(691)
Gas Cash Flow Hedge (Net of ($2,146) tax)	—	—	—	4,214	—	—	4,214
FAS 158 Long-Term Liability Adjustments	—	—	—	(47,009)	—	—	(47,009)

Comprehensive Income (Loss)	—	—	267,782	(43,567)	—	—	224,215
Cumulative Effect of FASB Interpretation No. 48 Adoption	—	—	(3,202)	—	—	—	(3,202)
Issuance of Treasury Stock	—	—	(42,110)	—	—	61,334	19,224
Purchases of Treasury Stock	—	—	—	—	—	(80,157)	(80,157)
Tax Benefit from Stock-Based Compensation	—	23,682	—	—	—	—	23,682
Amortization of Stock-Based Compensation Awards	—	20,981	—	—	—	—	20,981
Dividends ($0.31 per share)	—	—	(56,475)	—	—	—	(56,475)

Balance at December 31, 2007	$1,851	$966,544	$766,536	$(419,284)	$—	$(101,228)	$1,214,419

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$267,782	$408,882	$580,861
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	324,715	296,237	261,851
Stock-based Compensation	24,243	22,841	3,596
Gain on Sale of Assets	(112,389)	(10,417)	(15,095)
Gain on Sale of 18.5% Interest in Gas Segment	—	—	(327,326)
Change in Minority Interest	25,038	29,608	9,484
Amortization of Mineral Leases	4,519	3,773	4,483
Deferred Income Taxes	59,555	19,041	(4,644)
Equity in Earnings of Affiliates	(6,551)	(1,201)	(2,850)
Changes in Operating Assets:
Accounts Receivable Securitization	125,400	—	(125,000)
Accounts and Notes Receivable	14,074	(52,898)	(31,900)
Inventories	13,448	(7,427)	(13,361)
Prepaid Expenses	(9,145)	(9,011)	(16,890)
Changes in Other Assets	40,164	19,020	(6,525)
Changes in Operating Liabilities:
Accounts Payable	(2,435)	(4,769)	22,725
Other Operating Liabilities	(30,978)	(115,967)	60,586
Changes in Other Liabilities	(54,924)	59,604	4,567
Other	1,517	7,231	4,524

Net Cash Provided by Operating Activities	684,033	664,547	409,086

Cash Flows from Investing Activities:
Capital Expenditures	(743,114)	(690,546)	(532,796)
Acquisition of AMVEST	(296,724)	—	—
Proceeds from Sale of Assets	84,791	59,963	34,220
Proceeds from Sale of 18.5% Interest in Gas Segment	—	—	420,167
Purchase of Stock in Subsidiary	(10,000)	—	—
Net Investment in Equity Affiliates	(7,057)	(30,963)	3,996

Net Cash Used in Investing Activities	(972,104)	(661,546)	(74,413)

Cash Flows from Financing Activities:
Payments on Long-Term Debt	(45,000)	—	—
Proceeds (Payments) on Short-Term Debt	247,500	—	(1,700)
Payments on Miscellaneous Borrowings	(2,935)	(5,107)	(584)
Proceeds from Long-Term Debt	—	—	14,000
Tax Benefit from Stock-Based Compensation	23,682	38,545	—
Dividends Paid	(56,475)	(51,416)	(51,321)
Issuance of Treasury Stock	19,224	13,308	—
Purchases of Treasury Stock	(80,157)	(116,450)	—
Stock Options Exercised	—	1,362	39,150

Net Cash Provided by (Used In) Financing Activities	105,839	(119,758)	(455)
Net (Decrease) Increase in Cash and Cash Equivalents	(182,232)	(116,757)	334,218
Cash and Cash Equivalents at Beginning of Period	223,883	340,640	6,422

Cash and Cash Equivalents at End of Period	$41,651	$223,883	$340,640

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

Basis of Presentation:

On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock payable on or about May 31, 2006 to shareholders of record on May 15, 2006. The stock split was effected in the form of a stock dividend. This stock split resulted in the issuance of approximately 92.5 million additional shares of common stock and was accounted for by the transfer of approximately $925 from capital in excess of par value to common stock. The stock split resulted in additional shares available for awards under the CONSOL Energy Inc. Equity Incentive Plan. Earnings per share and dividends paid per share amounts on the face of the Consolidated Statements of Income are reflected on a post-split basis. Common stock, capital in excess of par and dividends per share on the Consolidated Statement of Stockholders’ Equity are reflected on a post-split basis. Weighted average number of common shares, earning per share and dividends per share on the Consolidated Statements of Income are also reflected on a post-split basis.

Basis of Consolidation:

The consolidated financial statements include the accounts of majority-owned and controlled subsidiaries. The accounts of variable interest entities (VIEs) as defined by the Financial Accounting Standards Board’s (FASB) Interpretation No. 46 (FIN 46) and related interpretations, where CONSOL Energy is the primary beneficiary, are included in the consolidated financial statements. Investments in business entities in which CONSOL Energy does not have control, but has the ability to exercise significant influence over the operating and financial policies, are accounted for under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and various disclosures. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to other postretirement benefits, coal workers’ pneumoconiosis, workers’ compensation, salary retirement benefits, stock-based compensation, reclamation and mine closure liabilities, deferred income tax assets and liabilities, contingencies and coal and gas reserve values.

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

Property, Plant and Equipment:

Property, plant and equipment is carried at cost. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as “receding face costs,” are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized. Planned major maintenance costs which do not extend the useful lives of existing plant and equipment is expensed as incurred.

Coal exploration costs are expensed as incurred. Coal exploration costs include those incurred to ascertain existence, location, extent or quality of ore or minerals before beginning the development stage of the mine.

Costs of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the mineral physically accessible, include costs to prepare property for shafts, driving main entries for ventilation, haulage, personnel, construction of airshafts, roof protection and other facilities. Costs of developing the first pit within a permitted area of a surface mine are capitalized. A surface mine is defined as the permitted mining area which includes various adjacent pits that share common infrastructure, processing equipment and a common ore body. Surface mine development costs include construction costs for entry roads, drilling, blasting and removal of overburden in developing the first cut for mountain stripping or box cuts for surface stripping. Stripping costs incurred during the production phase of a mine are expensed as incurred.

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

Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the ratio of current production to the estimated aggregate proved gas reserves. Wells and related equipment and intangible drilling costs are amortized on a units-of-production method using the ratio of current production to the estimated aggregate proved developed gas reserves. Units-of-production amortization rates are revised whenever there is an indication of the need for revision, but at least once a year; those revisions are accounted for prospectively as changes in accounting estimates.

Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Years
Building and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease

Coal reserves are amortized using the units-of-production method over all estimated proven and probable reserve tons assigned to the mine. Proven and probable coal reserves exclude non-recoverable coal reserves and anticipated processing losses. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material income effect from changes in estimates is disclosed in the period the change occurs.

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

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows. Impairment of equity investments is recorded when indicators of impairment are

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

present and the estimated fair value of the investment is less than the assets’ carrying value. There were no impairment losses during the periods presented in the Consolidated Financial Statements.

Income Taxes:

The asset and liability method is used to account for income taxes. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in CONSOL Energy’s financial statements or tax returns. The provision for income taxes represents income taxes paid or payable for the current year and the change in deferred taxes, excluding the effects of acquisitions during the year. Deferred taxes result from differences between the financial and tax bases of CONSOL Energy’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a deferred tax benefit will not be realized.

CONSOL Energy adopted the provisions of FASB Interpretation No. 48 (FIN 48),”Accounting for Uncertainty in Income Taxes,” on January 1, 2007. CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement, is determined. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely that not is based on judgment, historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing a FIN 48 liability. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Postretirement Benefits Other Than Pensions:

Postretirement benefits other than pensions, except for those established pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the Health Benefit Act), are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132 (R),” which requires employers to accrue the cost of such retirement benefits for the employees’ active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy is primarily self-insured for these benefits. Postretirement benefit obligations established by the Health Benefit Act are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. This treatment is in accordance with Emerging Issues Task Force (EITF) No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

Pneumoconiosis Benefits and Workers’ Compensation:

CONSOL Energy is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis. CONSOL Energy is also required by various state statutes to provide workers’ compensation benefits for employees who sustain employment related physical injuries or some types of occupational disease. Workers’ compensation

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

benefits include compensation for their disability, medical costs, and on some occasions, the cost of rehabilitation. CONSOL Energy is primarily self-insured for these benefits. Provisions for estimated benefits are determined on an actuarial basis.

Mine Closing, Reclamation and Gas Well Closing Costs:

CONSOL Energy accrues for mine closing costs, perpetual care costs and dismantling and removing costs of gas related facilities using the accounting treatment prescribed by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Depreciation of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Asset retirement obligations primarily relate to the closure of mines and gas wells, and the reclamation of land upon exhaustion of coal and gas reserves.

Accrued mine closing costs, perpetual care costs, reclamation and costs of dismantling and removing gas related facilities are regularly reviewed by management and are revised for changes in future estimated costs and regulatory requirements.

Deferred Revenue:

Deferred revenues represent funding received upon the negotiation of long-term contracts. The deferred revenues will be recognized as sales revenues in future periods by amortization on a rate per ton shipped over the life of the respective contract. The rates are revised whenever there is an indication of significant changes, but at least once a year. The revisions are accounted for prospectively as changes in accounting estimates.

Retirement Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans began accruing service. Also, as of January 1, 2006, an amendment was made to the salaried pension plan related to lump sum distributions. As of this date, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. CONSOL Energy’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

Effective January 1, 2007, employees hired by CNX Gas, an 81.7% owned subsidiary, will not be eligible to participate in CNX Gas’ non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit plan, these employees began receiving an additional 3% company contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005, or who were employees of CONSOL Energy prior to this date, were given a one time opportunity to elect to remain in the defined benefit plan or opt to freeze their service accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees hired on or after January 1, 2006, but on or before December 31, 2006, had their current non-contributory defined benefit frozen and began receiving the additional 3% company contribution into their defined contribution plan effective January 1, 2007. CNX Gas intends to freeze all defined benefit accruals as of December 31, 2016 for CNX Gas employees that elected to remain in the defined benefit plan.

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

CNX Gas has an operational gas-balancing agreement with Columbia interstate pipeline. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken and paid for by the purchaser.

CNX Gas sells gas to accommodate the delivery points of its customers. In general this gas is purchased at market price and re-sold on the same day at market price less a small transaction fee. Matching buy/sell gas transactions settled in cash which do not meet the requirements for netting under EITF No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counter-party,” are recorded in both revenues and costs of revenues as separate sales and purchase transactions. CNX Gas also provides gathering services to third parties by way of buy/sell transactions. These revenues and expenses are recorded gross and recognized immediately in earnings.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Treasury Stock:

On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300,000 of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in our Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from Capital in Excess of Par Value.

For the years ended December 31, 2007 and 2006, we had cash expenditures under our repurchase program of $80,157 and $116,450, respectively, funded primarily by cash generated from operations. The total common shares repurchased for the years ended December 31, 2007 and 2006, were 2,087,800 and 3,514,800 at an average cost of $38.14 and $33.11 per share, respectively.

Stock-Based Compensation:

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”(SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Prior to the adoption of SFAS 123R, CONSOL Energy recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25. “Accounting for Stock Issued to Employees,” (APB 25). In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. CONSOL Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 19 to the Audited Consolidated Financial Statements for a further discussion on stock-based compensation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Upon the adoption of SFAS 123R, CONSOL Energy included the impact of the proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method. Options to purchase 133,343 shares, 714,453 shares and 6,486 shares of common stock were outstanding at December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

	For the Years Ended December 31,
	2007	2006	2005
Net income	$267,782	$408,882	$580,861

Average shares of common stock outstanding:
Basic	182,050,627	183,354,732	183,489,908
Effect of stock-based compensation awards	2,099,124	2,283,374	2,045,072

Dilutive	184,149,751	185,638,106	185,534,980

Earnings per share:
Basic	$1.47	$2.23	$3.17

Dilutive	$1.45	$2.20	$3.13

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

CONSOL Energy formally assesses both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CONSOL Energy will discontinue hedge accounting prospectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in Statement 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These Statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS 115”(SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We do not expect this guidance to have a significant impact on CONSOL Energy; however management is currently assessing the impact of adopting SFAS 159.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and requires additional disclosures about fair value measurements. SFAS 157 aims to improve the consistency and comparability of fair value measurements by creating a single definition of fair value. The Statement emphasizes that fair value is not entity-specific, but instead is a market-based measurement of an asset or liability. SFAS 157 upholds the requirements of previously issued pronouncements concerning fair value measurements and expands the required disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, however earlier application is permitted provided the reporting entity has not yet issued financial statements for that fiscal year. The FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We do not expect this guidance to have a significant impact on CONSOL Energy; however management is currently assessing the impact of adopting SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), which requires the recognition of the funded status of defined benefit postretirement plans and related disclosures. SFAS 158 was issued to address concerns that prior standards on employers’ accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way and to require an employer to recognize completely in earnings or other comprehensive income the financial impact of certain events affecting the plan’s funded status when those events occurred. This Statement was effective for financial statements issued for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires an employer

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This provision becomes effective for CONSOL Energy for its December 31, 2008 year-end. The funded status of CONSOL Energy’s pension and other postretirement benefit plans are currently measured as of September 30.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2007 with no effect on previously reported net income or stockholders’ equity.

Note 2—Acquisitions and Dispositions:

In December 2007, CONSOL Energy, through a subsidiary, completed a sale/lease-back of 35 river barges. Cash proceeds from the sale were $16,895, with our basis in the equipment being $16,951. Accordingly, a loss of $56 was recorded on the transaction. The lease has been accounted for as an operating lease. The lease term is fourteen years.

In October 2007, CONSOL Energy, through a subsidiary, acquired 100% of the outstanding shares in an oil and gas company for a cash payment of $12,385 which was principally allocated to property, plant and equipment. The acquired company is in the business of owning, operating and producing oil and gas wells and related pipelines. The acquired assets consisted of gas wells, equipment and connecting pipelines utilized in well operations. The acquisition was accounted for under the guidance of Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”.

On July 31, 2007, CONSOL Energy acquired 100% of the voting interest of AMVEST Corporation and certain subsidiaries and affiliates (AMVEST) for a cash payment, net of cash acquired, of $296,724 in a transaction accounted for under SFAS 141. The coal reserves acquired consist of approximately 160 million tons of high quality, low sulfur steam and high-volatile metallurgical coal. Also included in the acquisition were four coal preparation plants, several fleets of modern mining equipment and a common short-line railroad that connects the coal preparation plants to the CSX and Norfolk and Southern rail interchanges. The results of operations of the acquired entities are included in CONSOL Energy’s Consolidated Statements of Income as of August 1, 2007.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on the fair values of assets and liabilities at acquisition date. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Assets
Current Assets:
Cash and Cash Equivalents	$7,028
Accounts and Notes Receivable:
Trade	21,343
Other Receivables	5,149
Inventories	18,459
Prepaid Expenses	937

Total Current Assets	52,916
Property, Plant and Equipment:	480,147
Other Assets:
Other	310

Total Other Assets	310

Total Assets	$533,373

Liabilities
Current Liabilities:
Accounts Payable	$12,595
Accrued Income Taxes	43,060
Other Accrued Liabilities	22,841

Total Current Liabilities	78,496
Deferred Credits and Other Liabilities:
Deferred Income Taxes	120,442
Postretirement Benefits Other Than Pensions	2,130
Pneumoconiosis Benefits	8,055
Mine Closing	9,345
Workers’ Compensation	1,744
Reclamation	3,911
Other	5,485

Total Deferred Credits and Other Liabilities	151,112

Total Liabilities	229,608

Net Assets Acquired	$303,765

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The unaudited pro forma results, assuming the acquisition had occurred at the beginning of each period present below are estimated to be:

	For the Year Ended December 31,
	2007	2006
Revenue	$3,902,186	$3,982,175

Earnings Before Taxes	$444,409	$583,102

Net Income	$279,074	$432,188

Basic Earnings Per Share	$1.53	$2.36

Dilutive Earnings Per Share	$1.52	$2.33

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

In July 2007, CONSOL Energy, through a subsidiary, completed the acquisition of Piping & Equipment, Inc. for a cash payment, net of cash acquired, of $16,914. This amount is included in capital expenditures in cash used in investing activities on the Consolidated Statements of Cash Flows. Piping & Equipment, Inc. is a pipe, valve and fittings supplier with eight locations in Florida, Alabama, Louisiana and Texas. The fair value of merchandise for resale acquired in this acquisition is $8,481 and is included in inventory on the Consolidated Balance Sheets. The pro forma results for this acquisition are not significant to CONSOL Energy’s financial results.

During the year ended December 31, 2007, CONSOL Energy purchased $10,000 of CNX Gas stock on the open market at an average price of $26.87 per share. The purchase of these 372,000 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.5% to 81.7%.

In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia with Peabody Energy for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets,” resulting in a pre-tax gain of $50,060.

In June 2007, CONSOL Energy, through a subsidiary, acquired certain coalbed methane and gas rights from Peabody Energy for a cash payment of $15,000 plus approximately $1,650 of various other acquisition costs.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In March 2005, CONSOL Energy through its subsidiary, CONSOL of West Virginia, LLC, acquired a 49% interest in Southern West Virginia Energy, LLC for a cash payment of $6,200. In addition, CONSOL Energy agreed to assume the perpetual care liability after certain bond release work is completed by Southern West Virginia Energy, LLC. The discounted liability assumed by CONSOL Energy was estimated to be $10,579. Southern West Virginia Energy, LLC through its subsidiary mines low sulfur bituminous coal. The acquisition was accounted for under the equity method of accounting through August 2005. As of September 1, 2005, after all agreements were substantially completed, the acquisition has been fully consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.”

Note 3—Transactions with Related Parties:

In 2005, CONSOL Energy sold coal to a joint venture, in which CONSOL Energy held a 49% ownership interest, at a price reflecting the market value of the coal. Such Related Party sales were as follows:

	For the Years Ended December 31,
	2007	2006	2005
Coal sales	$—	$—	$4,749
Freight	—	—	468

Total Sales and Freight Revenue—Related Party	$—	$—	$5,217

Note 4—Other Income:

	For the Years Ended December 31,
	2007	2006	2005
Gain on disposition of assets	$112,389	$10,417	$15,095
Royalty income	14,205	27,915	25,696
Interest income	12,792	15,369	8,066
Service income	12,623	13,345	11,660
Buchanan roof collapse business interruption insurance proceeds	10,000	—	—
Equity in earnings (loss) of affiliates	6,551	1,201	2,850
Buchanan skip hoist damage and business interruption insurance proceeds	—	40,792	—
Buchanan fire business interruption insurance proceeds	—	38,415	17,825
Harmar trust settlement	—	—	6,483
Other	28,168	23,407	19,456

Total Other Income	$196,728	$170,861	$107,131

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 5—Interest Expense:

	For the Years Ended December 31,
	2007	2006	2005
Interest on debt	$40,766	$33,605	$31,266
Interest on other payables	4,648	2,213	637
Interest capitalized	(14,563)	(10,752)	(4,586)

Total Interest Expense	$30,851	$25,066	$27,317

Note 6—Taxes Other Than Income:

	For the Years Ended December 31,
	2007	2006	2005
Production taxes	$187,931	$169,163	$154,538
Payroll taxes	43,828	42,035	43,078
Property taxes	41,586	34,991	25,653
Capital Stock & Franchise Tax	7,475	7,293	6,956
VA Employment Enhancement Tax Credit	(3,159)	(5,003)	(4,072)
Other	5,850	4,060	2,453

Total Taxes Other Than Income	$283,511	$252,539	$228,606

Note 7—Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

	For the Years Ended December 31,
	2007	2006	2005
Current:
U.S. Federal	$62,704	$72,839	$43,936
U.S. State	11,284	12,247	22,916
Non-U.S.	2,594	770	2,131

	76,582	85,856	68,983
Deferred:
U.S. Federal	40,278	46,332	(2,354)
U.S. State	19,277	(19,758)	(2,290)

	59,555	26,574	(4,644)

Total Income Taxes	$136,137	$112,430	$64,339

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the net deferred tax assets are as follows:

	December 31, 2007	December 31, 2006
Deferred Tax Assets:
Postretirement benefits other than pensions	$997,930	$923,419
Alternative minimum tax	197,009	180,061
Mine closing	139,742	134,924
Net operating loss	63,866	66,424
Pneumoconiosis benefits	59,506	75,714
Workers’ compensation	57,055	63,148
Capital lease	41,415	44,878
Salary retirement	38,839	46,932
Reclamation	13,277	12,852
Gas hedge	—	2,589
Other	81,702	77,858

Deferred Tax Assets	1,690,341	1,628,799
Valuation Allowance	(59,908)*	(66,084)**
Total Deferred Tax Assets	1,630,433	1,562,715
Deferred Tax Liabilities:
Property, plant and equipment	(1,058,596)	(874,989)
Advance mining royalties	(23,493)	(22,913)
Gas hedge	(3,738)	—
Other	(38,975)	(39,586)

Total Deferred Tax Liabilities	(1,124,802)	(937,488)

Net Deferred Tax Assets	$505,631	$625,227

*	Valuation allowance of ($2,476) and ($57,432) allocated between current and noncurrent deferred tax assets respectively.
**	Valuation allowance of ($2,571) and ($63,513) allocated between current and noncurrent deferred tax assets respectively.

According to Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes,” a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For the year ended December 31, 2007, positive evidence considered included future income projections based on existing fixed price contracts and forecasted expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods.

During 2006, CONSOL Energy concluded that a valuation allowance was no longer warranted against a portion of its state net operating loss carry forwards in certain tax jurisdictions. In 2007, CONSOL Energy implemented a prudent and feasible tax strategy that insured the realization of Pennsylvania loss carry forward tax benefits. The value of CONSOL Energy’s net operating loss carry forwards increased significantly in 2006 as a result of a change in the Pennsylvania Statute which increased the annual limitation on the deduction for net

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

operating losses to be applied against future taxable income from $2,000 to the greater of $3,000 or 12.5% of taxable income for tax years beginning after 2006. CONSOL Energy’s valuation allowance attributable to its operating loss carry forwards in West Virginia was also released during 2006. CONSOL Energy reported a cumulative tax loss for West Virginia tax purposes for the three-year period that includes December 31, 2004 through December 31, 2006 due to non-recurring tax return adjustments in 2004 and 2005 relating to adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” non-taxable OPEB subsidy accruals, and the refund of reclamation proceeds. Absent the non-recurring tax adjustments, CONSOL Energy would have reported cumulative taxable income on its West Virginia tax returns for the three-year period. CONSOL utilized $38,700 of its West Virginia operating loss carry forwards in 2006, and will report an additional net operating loss to the state for 2007 of $13,900. Based on the analysis of prior years’ tax filings and projections of West Virginia taxable income for 2008 and future years, management believes that the benefits of the state operating loss carry forwards will be realized. As a result of the reduction of the valuation allowance relating to Pennsylvania and West Virginia operating loss carry forwards, CONSOL Energy reported a state income tax benefit in 2006 of $28,747 on an after Federal tax adjusted basis.

For 2007, CONSOL Energy continues to report a deferred tax asset of $27,881 on an after Federal tax adjusted basis relating to the remainder of CONSOL Energy’s state operating loss carry forwards after valuation allowance. A review of the positive and negative evidence regarding these tax benefits, primarily the history of book and tax losses on a separate company basis, concluded that a valuation allowance was warranted. A valuation allowance of $23,123 on an after Federal tax adjusted basis has also been recorded against the deferred state tax asset attributable to future deductible temporary differences for certain CONSOL Energy subsidiaries with histories of book and tax losses. The net operating losses expire at various times between 2008 and 2027. Management will continue to assess the realization of deferred tax assets based upon updated income forecast data and the feasibility of future tax planning strategies, and may record adjustments to valuation allowances against deferred tax assets in future periods as appropriate that could materially impact net income. Included in the valuation allowance against the deferred state tax asset attributable to future deductible temporary differences is a $7,687 valuation allowance for deferred tax assets related to Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans” in state jurisdictions which are subject to a full valuation allowance.

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

We estimate that CONSOL Energy will pay Federal alternative minimum tax of $14,800 for the year ended December 31, 2007, thereby creating additional deferred tax asset associated with the prior years’ minimum tax credits.

For the year ended December 31, 2006, CONSOL Energy reported taxable income of $264,554 and utilized $18,818 of alternative minimum tax credits carried forward from prior years.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Years Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$150,135	35.0%	$192,822	35.0%	$229,139	35.0%
Effect of gain on sale of 18.5% Interest in CNX Gas	—	—	—	—	(114,564)	(17.5)
Excess tax depletion	(43,502)	(10.1)	(55,229)	(10.0)	(53,069)	(8.1)
Effect of medicare prescription drug, improvement and modernization act of 2003	1,796	0.4	1,796	0.3	(9,621)	(1.5)
Effect of domestic production activities	(915)	(0.2)	(2,538)	(0.4)	(1,006)	(0.2)
Release of valuation allowances net of federal tax	(6,176)	(1.4)	(28,747)	(5.2)	—	—
Net effect of state tax	26,262	6.1	13,198	2.4	13,567	2.1
Net effect of foreign tax	787	0.2	770	0.1	2,130	0.3
Other	7,750	1.7	(9,642)	(1.8)	(2,237)	(0.3)

Income Tax Expense (Benefit)/Effective Rate	$136,137	31.7%	$112,430	20.4%	$64,339	9.8%

CONSOL Energy adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes an interpretation of FASB No. 109” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits upon adoption, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Also, uncertain tax positions relating to taxable temporary differences were identified, and federal and state income tax liabilities were recorded. A corresponding deferred tax asset of $54,021 has been recorded representing the future tax benefit of the deductible temporary differences resulting from the adoption of the FIN 48 liabilities. During the year ending December 31, 2007 the Company recognized an increase of $13,317 in the liability for unrecognized tax benefits as a result of tax positions taken during the current period, and uncertain tax positions identified upon the acquisition of AMVEST Corporation. Of the total increase in the liability for unrecognized tax benefits, $10,497 was accounted for as a reclassification from deferred federal and state income taxes and $2,520 is attributable to uncertain tax positions recognized as a result of the acquisition of AMVEST Corporation. The increase in unrecognized tax benefits during 2007 resulted in a reduction in net income of $300.

The total amount of unrecognized tax benefits as of January 1, 2007 and December 31, 2007 were $50,100 and $63,417 respectively. If these unrecognized tax benefits were recognized, $10,051 and $12,871 would impact CONSOL Energy’s effective income tax rate at January 1, 2007 and for the year ended December 31, 2007, respectively.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U. S. federal, various states and Canadian jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) commenced its examination of CONSOL Energy’s U.S. 2004 and 2005 income tax returns in 2006. As of December 31, 2007, the IRS has not proposed any significant adjustments relating to CONSOL Energy’s tax

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

positions. The IRS is expected to issue its examination report in the second quarter of 2008. Depending upon whether or not CONSOL Energy agrees to the IRS’ findings, the examination may not be finalized until 2009.

The IRS’ examination of the CONSOL Energy’s 2002 and 2003 tax returns has been substantially completed with one issue currently under review by the Appeals Division. Management is currently evaluating the merits of its position regarding the issue in dispute, and does not anticipate that the adjustment would result in material change to its financial statements. However, we anticipate that it is reasonably possible that an additional payment of approximately $1,536 of interest related to the issue (on the total deficiency proposed for the two-year period) will be made in the second quarter of 2008.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of January 1, 2007 and December 31, 2007, we had an accrued liability of $5,077 and $8,503 respectively for interest related to uncertain tax positions. The accrued interest liability includes $3,426 that was recorded in the statement of income for 2007.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of the date of adoption of FIN 48 and December 31, 2007, CONSOL had an accrued liability of approximately $1,200 for tax penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance of unrecognized tax benefits at January 1, 2007	$50,100
Increase/(decrease) in unrecognized tax benefits resulting from tax positions taken during current period	13,317
Increase/(decrease) in unrecognized tax benefits resulting from tax positions taken during prior period	—
Reduction to unrecognized tax benefits as a result of the lapse of the applicable statute of limitations	—
Reduction to unrecognized tax benefits as a result of a settlement with taxing authorities	—

Balance of unrecognized tax benefits at December 31, 2007	$63,417

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the asset retirement obligations at December 31, 2007 and 2006 is as follows:

	As of December 31,
	2007	2006
Balance at beginning of period	$492,308	$474,432
Accretion Expense	32,469	32,088
Payments	(28,427)	(33,709)
Revisions in Estimated Cash Flows	2,901	29,092
Other	31,646	(9,595)

Balance at end of period	$530,897	$492,308

For the year ended December 31, 2007, Other includes obligations for reclamation, mine closing, and perpetual care of $18,974 related to the acquisition of AMVEST in July 2007. In addition, $14,907 is included in Other for gas well closing obligations related to gas wells acquired with an acquisition of outstanding shares in an oil and gas company in October 2007. The remaining ($2,235) included in Other relates to various other insignificant items. For the year ended December 31, 2006, Other includes ($9,595) for asset dispositions and various other insignificant items.

Note 9—Inventories:

	December 31,
	2007	2006
Coal	$45,614	$51,238
Merchandise for resale	25,418	18,298
Supplies	92,161	79,771

Total Inventories	$163,193	$149,307

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $14,389 and $13,025 at December 31, 2007 and 2006, respectively.

Note 10—Accounts Receivable Securitization:

In April and November 2007, CONSOL Energy and certain of our U.S. subsidiaries amended their existing trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The amended facility allows CONSOL Energy to receive on a revolving basis, up to $165,000, a $40,000 increase over the December 31, 2006 facility. The amended facility also allows for the issuance of letters of credit against the $165,000 capacity. At December 31, 2007, there were no letters of credit outstanding against the facility.

CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. This retained interest,

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

which is included in Accounts and Notes Receivable Trade in the consolidated balance sheets, is recorded at fair value. Due to a short average collection cycle for such receivables, our collection experience history and the composition of the designated pool of trade accounts receivable that are part of this program, the fair value of our retained interest approximates the total amount of the designated pool of accounts receivable reduced by the amount of accounts receivables sold to the third-party financial institutions under the program. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $3,440 and $376 for the year ended December 31, 2007 and 2006, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012.

At December 31, 2007 and 2006, eligible accounts receivable totaled approximately $115,500 and $120,500, respectively. There was no subordinated retained interest at December 31, 2007. The subordinated retained interest approximated $120,500 at December 31, 2006. Accounts receivables totaling $125,400 were removed from the Consolidated Balance Sheet at December 31, 2007. At December 31, 2006, no accounts receivable were removed from the Consolidated Balance Sheet because CNX Funding retained the total eligible accounts receivable. In accordance with the facility agreement, the company is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Proceeds at December 31, 2007, determined by eligible accounts receivable at November 30, 2007, exceeded the eligible accounts receivable at December 31, 2007. The $9,900 not supported by accounts receivable at December 31, 2007 is included in the $125,400 of accounts receivable, which was removed from the consolidated balance sheet at December 31, 2007. CONSOL Energy’s $125,400 reduction in accounts receivable securitization program for the year ended December 31, 2007 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 11—Property, Plant and Equipment

	December 31,
	2007	2006
Plant and equipment	$5,183,750	$4,548,030
Coal properties and surface lands	1,518,221	1,118,083
Airshafts	928,423	885,103
Mine development	490,876	488,808
Leased coal lands	458,216	451,585
Advanced mining royalties	365,826	358,327

Total Property, Plant and Equipment	8,945,312	7,849,936

Less—Accumulated depreciation, depletion and amortization	3,980,270	3,809,649

Net Property, Plant and Equipment	$4,965,042	$4,040,287

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

Amortization of capitalized mine development costs associated with a coal reserve is computed on a units-of-production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material income effect from changes in estimates is disclosed in the period the change occurs. Amortization of development costs begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following assets are amortized using the units-of-production method. Amounts reflect properties where mining operations have not yet commenced and therefore are not yet being amortized for the years ended December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Coal properties and surface land	$468,699	$473,550
Airshafts	$75,337	$73,417
Mine development	$67,328	$113,084
Leased coal lands	$243,177	$244,484
Advance mining royalties	$40,750	$35,249

As of December 31, 2007 and 2006, plant and equipment includes gross assets under capital lease of $113,645 and $113,671, respectively. For the years ended December 31, 2007 and 2006, the Northern Appalachian coal segment maintains a $37,018 capital lease for longwall shields at Mine 84. In addition, for the years ended December 31, 2007 and 2006, the Gas segment maintains a capital lease for the Jewell Ridge Pipeline of $66,919 and All Other segment maintains a capital lease for the construction of a new corporate office building of $9,708 and $9,734, respectively. Accumulated amortization for capital leases was $18,533 and $6,333 at December 31, 2007 and 2006, respectively. See Note 15 – Leases for additional capital lease details.

Note 12—Short-Term Notes Payable:

On June 27, 2007, CONSOL Energy and certain of its subsidiaries entered into an Amended and Restated five-year $1,000,000 senior secured credit facility, which replaces the $750,000 credit facility entered into on April 1, 2005. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement provides for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 13.10 to 1.00 at December 31, 2007. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.50 to 1.00 at December 31, 2007. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At December 31, 2007, the $1,000,000 facility had $247,500 of borrowings outstanding at a weighted average interest rate of 5.90% and $258,729 of letters of credit outstanding, leaving $493,771 of capacity available for borrowings and the issuance of letters of credit.

In October 2005, CNX Gas entered into a five-year $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.17 to 1.00 at December 31, 2007. The facility also includes a minimum interest coverage ratio of no less than 3.00 to 1.00, measured quarterly. This ratio was 51.19 to 1.00 at December 31, 2007. At December 31, 2007, the CNX Gas credit agreement had no borrowings outstanding and $14,933 of letters of credit outstanding, leaving $185,067 of capacity available for borrowings and the issuance of letters of credit.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 13—Other Accrued Liabilities:

	December 31,
	2007	2006
Accrued payroll and benefits	$52,850	$47,552
Subsidence	46,590	38,998
Accrued other taxes	31,898	25,964
Short-term incentive compensation	23,309	17,837
Other	84,491	73,742
Current portion of long-term liabilities:
Postretirement benefits other than pensions	148,020	134,601
Workers’ compensation	45,000	44,000
Mine closing	42,828	31,594
Pneumoconiosis benefits	10,976	11,185
Reclamation	5,545	6,566
Salary retirement	1,623	3,244
Other	19,172	20,263

Total Other Accrued Liabilities	$512,302	$455,546

Note 14—Long-Term Debt:

	December 31,
	2007	2006
Debt:
Secured notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $861 at December 31, 2007)	$249,139	$248,933
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865
Advance royalty commitments	33,901	32,119
Notes due through 2013 at prime	10,985	12,985
Notes due through 2010 at 8.16%	7,648	—
Secured notes due 2007 at 8.25% (par value of $45,000 December 31, 2006 less unamortized discount of $16 at December 31, 2006)	—	44,984
Other long-term notes maturing at various dates through 2031 (total value of $1,938 less unamortized discount of $34 at December 31, 2007)	1,913	346

	406,451	442,232
Less amounts due in one year	8,374	50,249

Total Long-Term Debt	$398,077	$391,983

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Advance royalty commitments and the other long-term variable rate notes had an average interest rate of approximately 6.8% at December 31, 2007 and 7.5% at December 31, 2006. The bonds and notes are carried net of debt discount, which is being amortized by the interest method over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Year Ended December 31,	Amount
2008	$8,374
2009	8,403
2010	37,267
2011	76,535
2012	254,330
Thereafter	22,437

Total Long-Term Debt Maturities	$407,346

Note 15—Leases:

CONSOL Energy uses various leased facilities and equipment in our operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments, at December 31, 2007, are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
2008	$16,178	$39,792
2009	16,178	38,638
2010	16,178	22,898
2011	11,779	18,754
2012	7,380	12,646
Thereafter	65,135	131,017

Total minimum lease payments	$132,828	$263,745

Less amount representing interest (6.53%-7.36%)	41,779

Present value of minimum lease payments	91,049
Less amount due in one year	9,909
Add construction costs classified as capital lease obligation under EITF 97-10	9,708

Total Long-Term Capital Lease Obligation	$90,848

Rental expense under operating leases was $47,765, $43,611 and $33,228 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 16—Pension and Other Postretirement Benefit Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans began accruing service. The CONSOL Energy salaried plan allows for lump-sum distributions of benefits earned up until December 31, 2005 at the employees’ election.

As of January 1, 2006, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. According to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” if the lump sum distributions made for the plan year, which for CONSOL Energy is October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during 2007 and 2006. Accordingly, CONSOL Energy recognized expense of $2,734 and $17,756 for the year ended December 31, 2007 and 2006, respectively, in the results of operations. The adjustment equaled the unrecognized actuarial loss resulting from each individual who received a lump sum in that year. CONSOL Energy regularly monitors this situation. Lump sum payments did not exceed the threshold during 2005.

Effective January 1, 2007, employees hired by CNX Gas, an 81.7% owned subsidiary, will not be eligible to participate in CNX Gas’ non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit plan, these employees began receiving an additional 3% company contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005 or who were employees of CONSOL Energy prior to this date were given a one time opportunity to elect to remain in the defined benefit plan or opt to freeze their services accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees hired on or after January 1, 2006, but on or before December 31, 2006, had their current non-contributory defined benefit frozen and began receiving the additional 3% company contribution into their defined contribution plan, effective January 1, 2007. CNX Gas intends to freeze all defined benefit accruals as of December 31, 2016 for CNX Gas employees that elected to remain in the defined benefit plan.

Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. The medical plans contain certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare. Prior to August 1, 2003, substantially all employees became eligible for these benefits if they had ten years of company service and attained age 55. Effective August 1, 2003, the base eligibility was changed to age 55 with 20 years of service. In addition, effective January 1, 2004, a medical plan cost sharing arrangement with all salaried employees and retirees was adopted. These participants will now contribute a minimum of 20% of medical plan operating costs. Contributions may be higher, dependent on either years of service, or a combination of age and years of service at retirement. Prospective annual cost increases of up to 6% will be shared 80% by CONSOL Energy and 20% by the participants. Annual cost increases in excess of 6% will be the sole responsibility of the participant. Also, any salaried or non-represented hourly employees that were hired or rehired effective January 1, 2007 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance of $2,250 per year of service at retirement. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007 will not be eligible to receive retiree benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

On September 29, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard, as well as subsequent changes in the funded status of the plans are recognized as a component of accumulated comprehensive income in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are no longer recognized upon adoption of the new standard. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year end statement of financial position. This provision becomes effective for CONSOL Energy for the year ending December 31, 2008. Currently, CONSOL Energy uses a September 30 measurement date for its pension and other postretirement benefit plans.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2007 and 2006, is as follows:

	Pension Benefits at December 31,		Other Benefits at December 31,
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$486,695	$497,717	$2,386,716	$2,313,446
AMVEST acquisition	5,900	—	2,130	—
Service cost	11,015	15,807	10,988	10,093
Interest cost	28,710	28,248	139,221	129,665
Actuarial (gain) loss	40,271	(1,137)	66,000	19,252
Plan amendments	—	—	17,267	37,194
Participant contributions	—	—	4,487	5,047
Benefits paid	(49,210)	(53,940)	(141,980)	(127,981)

Benefit obligation at end of period	$523,381	$486,695	$2,484,829	$2,386,716

Change in plan assets:
Fair value of plan assets at beginning of period	$369,847	$329,217	$—	$—
AMVEST acquisition	4,800
Actual return on plan assets	43,806	25,869	—	—
Company contributions	84,729	71,258	137,493	122,934
Participant contributions	—	—	4,487	5,047
Benefits and other payments	(49,979)	(56,497)	(141,980)	(127,981)

Fair value of plan assets at end of period	$453,203	$369,847	$—	$—

Funded status:
Noncurrent assets	$458	$340	$—	$—
Current liabilities	(1,623)	(3,244)	(148,020)	(134,601)
Noncurrent liabilities	(69,013)	(113,944)	(2,336,809)	(2,252,115)

Net obligation recognized	$(70,178)	$(116,848)	$(2,484,829)	$(2,386,716)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$200,577	$187,909	$1,023,754	$1,018,984
Prior service credit	(9,061)	(10,176)	(298,213)	(366,481)

Net amount recognized (before tax effect)	$191,516	$177,733	$725,541	$652,503

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$11,015	$15,807	$22,157	$10,988	$10,093	$12,702
Interest cost	28,710	28,248	29,020	139,221	129,665	139,418
Expected return on plan assets	(30,656)	(26,125)	(20,456)	—	—	—
Settlement	2,734	17,756	—	—	—	—
Amortization of prior service cost (credit)	(1,114)	(1,085)	217	(51,001)	(56,619)	(7,370)
Recognized net actuarial loss	12,487	16,686	19,402	61,230	64,302	46,407

Benefit cost	$23,176	$51,287	$50,340	$160,438	$147,441	$191,157

Amounts included in accumulated other comprehensive income, expected to be recognized in 2008 net periodic benefit costs:

	Pension Benefits	Postretirement Benefits
Prior service cost (benefit) recognition	$(1,113)	$(48,625)
Actuarial loss recognition	$16,727	$61,503

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2007	2006
Projected benefit obligation	$522,201	$485,430
Accumulated benefit obligation	$467,710	$417,526
Fair value of plan assets	$451,564	$368,241

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	6.57%	6.00%	5.75%	6.63%	6.00%	5.75%
Rate of compensation increase	4.01%	3.65%	4.11%	—	—	—

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	3.65%	4.11%	4.31%	—	—	—

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

The assumed health care cost trend rates are as follows:

	December 31,
	2007	2006	2005
Health care cost trend rate for next year	8.00%	8.50%	9.25%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	4.75%
Year that the rate reaches ultimate trend rate	2013	2011	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$19,982	$(16,560)
Effect on accumulated postretirement benefit obligation	$284,573	$(239,754)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assumed discount rates also have a significant effect on the amounts reported for both pension and other benefit costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Pension benefit costs (decrease) increase	$(1,301)	$1,306
Other postemployment benefits costs (decrease) increase	$(4,117)	$4,387

Plan Assets:

There are no assets in the other postretirement benefit plans at September 30, 2007 or 2006. CONSOL Energy’s pension benefit plans weighted average asset allocations at September 30, 2007 and 2006 are as follows:

	Pension Plan Assets at September 30,
	2007	2006
Asset Category:
Equity Securities	60%	60%
Debt Securities	40%	40%

Total	100%	100%

The weighted-average target asset allocations for the Employee Retirement Plans of CONSOL Energy Inc. are as follows: U.S. Equities 45%, International Equities 15% and Debt Securities 40% (U.S. and International). The aggregate amount of International Equity and International Fixed Income shall not exceed 50% of total account assets. The allowable asset allocation ranges are as follows: U.S. Equities 20-60%, International Equities 10-40% and Debt Securities 10-50%. The investment policy performance objective is to exceed a benchmark portfolio by at least 100 basis points over a three-year period. The benchmark portfolio consists of the following indices: S&P 500 (Large Cap), S&P 400 (Mid Cap), Russell 2000 (Small Cap), MSCI EAFE (International), Lehman Aggregate and Salomon World Government (Bonds).

There are no investments in CONSOL Energy stock held by these plans at September 30, 2007 or 2006.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Cash Flows:

CONSOL Energy expects to contribute $28,400 to our pension plan trust in 2008. Pension benefit payments are primarily funded from the trust. CONSOL Energy does not expect to contribute to the other postemployment plan in 2008. We intend to pay benefit claims as they are due.

The following benefit payments, reflecting expected future service, are expected to be paid:

	Pension Benefits	Other Benefits
2008	$41,039	$148,020
2009	$32,704	$158,364
2010	$30,434	$166,522
2011	$29,650	$174,336
2012	$34,394	$178,963
Year 2013-2017	$212,096	$930,493

Note 17—Coal Workers’ Pneumoconiosis (CWP) and Workers’ Compensation:

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. CONSOL Energy primarily provides for these claims through a self-insurance program. The calculation of the actuarial present value of the estimated pneumoconiosis obligation is based on an annual actuarial study by independent actuaries. The calculation is based on assumptions regarding disability incidence, medical costs, indemnity levels, mortality, death benefits, dependents and interest rates. These assumptions are derived from actual company experience and outside sources. Actuarial gains associated with CWP have resulted from numerous legislative changes over many years which have resulted in lower approval rates for filed claims than our assumptions originally reflected. Actuarial gains have also resulted from lower incident rates and lower severity of claims filed than our assumption originally reflected.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy is also responsible to compensate individuals who sustain employment related physical injuries or some types of occupational diseases, and on some occasions, for costs of their rehabilitation. Workers’ compensation laws will also compensate survivors of workers who suffer employment related deaths. Workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy primarily provides for these claims through a self-insurance program. CONSOL Energy recognizes an actuarial present value of the estimated workers’ compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions. The assumptions include discount rate, future health care trend rate, benefit duration, and recurrence of injuries. Actuarial gains associated with workers’ compensation have resulted from discount rate changes, several years of favorable claims experience, various favorable state legislation changes and overall lower incident rates than our assumptions.

	CWP December 31,		Workers’ Compensation December 31,
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$195,609	$216,037	$166,668	$173,383
AMVEST acquisition	8,055	—	1,744	—
Service cost	5,856	5,962	29,659	30,295
Interest cost	11,401	12,068	8,356	8,368
Actuarial (gain) loss	(30,303)	(30,408)	(11,422)	(12,222)
Benefits paid and other costs	(7,746)	(8,050)	(32,945)	(33,156)

Benefit obligation at end of period	$182,872	$195,609	$162,060	$166,668

Current liabilities	$(10,976)	$(11,185)	$(45,000)	$(44,000)
Noncurrent liabilities	(171,896)	(184,424)	(117,060)	(122,668)

Net obligation recognized	$(182,872)	$(195,609)	$(162,060)	$(166,668)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(219,563)	$(211,631)	$(43,952)	$(35,180)
Prior service credit	(3,489)	(4,217)	—	—

Net amount recognized (before tax effect)	$(223,052)	$(215,848)	$(43,952)	$(35,180)

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the net periodic cost (credit) are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Cost (Credit):
Service cost	$5,856	$5,962	$3,793	$29,659	$30,295	$28,648
Interest cost	11,401	12,068	11,963	8,356	8,368	8,436
Legal and administrative costs	2,700	2,700	2,700	3,259	3,487	3,874
Amortization of prior service cost	(728)	(728)	(728)	—	—	—
Legal and administrative costs	(22,371)	(21,121)	(21,881)	(3,953)	(2,767)	(3,487)
State administrative fees and insurance bond premiums	—	—	—	10,591	7,603	19,215

Net periodic cost (credit)	$(3,142)	$(1,119)	$(4,153)	$47,912	$46,986	$56,686

Amounts included in accumulated other comprehensive income, expected to be recognized in 2008 net periodic benefit costs:

	CWP Benefits	Workers’ Compensation Benefits
Prior service benefit recognition	$(728)	$—
Actuarial gain recognition	$(23,383)	$(4,938)

Assumptions:

The weighted-average discount rate used to determine benefit obligations and net periodic (benefit) cost are as follows:

	CWP For years Ended December 31,			Workers’ Compensation For years Ended December 31,
	2007	2006	2005	2007	2006	2005
Benefit obligations	6.62%	6.00%	5.75%	5.94%	6.00%	5.75%
Net Periodic (benefit) costs	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP benefit (decrease) increase	$655	$(643)
Workers’ Compensation costs (decrease) increase	$(54)	$59

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP or Workers’ Compensation plans in 2008. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers’ Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2008	$10,976	$45,000	$34,563	$10,437
2009	$11,273	$47,145	$36,291	$10,854
2010	$11,598	$49,394	$38,105	$11,289
2011	$11,949	$51,751	$40,011	$11,740
2012	$12,319	$54,221	$42,011	$12,210
Year 2013-2017	$66,813	$312,523	$243,745	$68,778

Note 18—Other Employee Benefit Plans:

UMWA Pension and Benefit Trusts:

Certain subsidiaries of CONSOL Energy were required under prior National Bituminous Coal Wage Agreements (NBCWA) with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. A five-year labor agreement was reached in December 2006 and is effective from January 1, 2007 through December 31, 2011. The 2007 agreement requires contributions to be paid to the UMWA 1974 Pension Trust based on a rate per hour worked by UMWA employees. The contribution per hour is as follows: $2.00 per hour worked in 2007, $3.50 per hour worked in 2008, $4.25 per hour worked in 2009, $5.00 per hour worked in 2010, $5.50 per hour worked in 2011. Total contributions for a year may differ from total expenses for the year due to the timing of actual contributions compared to the date of assessment. Total contributions to the UMWA 1974 Pension Trust were $11,354 for the year ended December 31, 2007. Total expenses related to the UMWA 1974 Pension Trust were $12,292 for the year ended December 31, 2007. There were no expenses or contributions related to the UMWA 1974 Pension Trust in the years ended December 31, 2006 or 2005. The Employee Retirement Income Security Act of 1974 (ERISA), as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested liabilities.

The Coal Industry Retiree Health Benefit Act of 1992 (the Act) created two multi-employer benefit plans: (1) the United Mine Workers of America Combined Benefit Fund (the Combined Fund) into which the former UMWA Benefit Trusts were merged, and (2) the 1992 Benefit Fund. CONSOL Energy subsidiaries account for required contributions to these multi-employer trusts as expense when incurred.

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. Total contributions may be different than total costs in a given year due to the timing of actual contributions compared to the date of assessment. Total contributions under the Act were $32,916, $38,147 and $19,409 for the years ended December 31, 2007, 2006 and 2005, respectively. Total costs under the Act were $2,523, $26,777 and $30,424 for the years ended December 31, 2007, 2006 and 2005, respectively. Costs were reduced in 2007 by $30,389 due to the March 2007 settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Combined Fund. See Note 26—Commitments and Contingent in Notes to Audited Financial Statements for additional details on the settlement agreement. Based on available information at December 31, 2007, CONSOL Energy’s obligation for the Act is estimated at approximately $233,000.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or a later NBCWA and who subsequently goes out of business. Contributions to the trust under the 2007 agreement are $2.00 per hour worked by UMWA represented employees for the 2007 period, comprised of a $0.50 per hour worked under the labor agreement and $1.50 per hour worked by UMWA represented employees under the Tax Relief and Health Care Act of 2006 (the 2006 Act). The contribution rate will decrease in the 2008 period to $1.77 per hour worked by UMWA represented employees, comprised of $0.50 per hour worked under the labor agreement and $1.27 per hour worked under the 2006 Act. Total contributions may be different than total costs in a given year due to the timing of actual contributions compared to the date the liability is incurred. Total contributions were $11,627, $3,356 and $3,642 for the years ended December 31, 2007, 2006 and 2005, respectively. Total costs were $10,945, $3,319 and $3,681 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pursuant to the provisions of the 2006 Act and the 1992 Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the 2006 Act and the 1992 Plan, the outstanding letters of credit to secure our obligation were $62,464 and $180,273 for December 31, 2007 and 2006, respectively. The 2006 security amount was based on three times the annual cost of providing health care benefits. The calculation was changed in 2007 to equal the annual cost of providing health care benefits and included a reduction in the number of eligible employees.

At December 31, 2007, approximately 36% of CONSOL Energy’s workforce was represented by the UMWA.

Equity Incentive Plans:

CONSOL Energy has an equity incentive plan that provides grants of stock-based awards to key employees and to non-employee directors. See Note 19 for a further discussion of CONSOL Energy’s stock-based compensation.

CNX has adopted the CNX Gas Equity Incentive Plan on June 30, 2005, and amended the plan on August 1, 2005. The plan was further amended on October 11, 2006 when CNX Gas adopted a Long-Term Incentive Program. The equity incentive plan consists of the following components: stock options, stock appreciation

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

rights, restricted stock units, performance awards, performance share units, cash awards and other stock-based awards. The total number of shares of CNX Gas common stock with respect to which awards may be granted under CNX Gas’ plan is 2,500,000. CNX Gas stock-based compensation expense resulted in pre-tax expense of $3,260, $3,733 and $205 to CONSOL Energy for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective October 11, 2006, CNX Gas adopted a long-term incentive program. This program allows for the award of performance share units (PSU’s). A PSU represents a contingent right to receive a cash payment, determined by reference to the value of one share of the company’s common stock. The total number of units earned, if any, by a participant will be based on the company’s total stockholder return relative to the stockholder return of a pre-determined peer group of companies. The performance period is from October 11, 2006 to December 31, 2009. CNX Gas will recognize compensation costs on a straight-line basis over the requisite service period. The basis of the compensation costs will be re-valued quarterly. As of December 31, 2007, there were 218,012 PSU’s issued with a fair value of approximately $7,803. CNX Gas recognized approximately $2,231 in compensation costs in the year ended December 31, 2007.

Investment Plan:

CONSOL Energy has an investment plan available to all domestic, non-represented employees. For employees hired prior to August 1, 2004, CONSOL Energy matches employee contributions for an amount up to 6% of the employee’s base pay (for Fairmont Supply Company the employer match is 50% of the first 12% of base pay). For employees hired or rehired effective August 1, 2004 or later, CONSOL Energy matches employee contributions for an amount up to 9% of the employee’s base pay excluding Fairmont Supply Company employees whose company match remains unchanged. Effective January 1, 2006, the company match was changed to 6% of base pay for all non-represented employees except for those employees of Fairmont Supply Company whose match remains at 50% of the first 12% of base pay. In addition, effective January 1, 2007, the definition of eligible compensation for employee deferrals and company match was amended to include overtime for all non-represented employees except for those employees of Fairmont Supply Company whose definition of eligible compensation will remain unchanged. Total payments and costs were $17,896, $14,527 and $12,392 for the years ended December 31, 2007, 2006 and 2005, respectively.

Long-Term Disability:

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For The Years Ended December 31,
	2007	2006	2005
Benefit Costs	$3,050	$4,260	$4,170
Discount rate assumption used to determine net periodic benefit obligations	5.99%	6.00%	5.75%

Liabilities included in Deferred Credits and Other Liabilities—Other and Other Accrued Liabilities amounted to $27,659, and $25,395 at December 31, 2007 and 2006, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 19—Stock-Based Compensation:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the plan have been approved by the Board of Directors since the commencement of the plan, and the total number of shares of common stock that can be covered by grants at December 31, 2007 is 18,200,000 of which 2,600,000 are available for issuance of awards other than stock options. No award of stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

The total stock-based compensation expense recognized was $20,983, $19,113 and $3,609 for the years ended December 31, 2007, 2006 and 2005, respectively. The related deferred tax benefit totaled $7,938, $7,339 and $1,404, for the years ended December 31, 2007, 2006 and 2005, respectively. Prior to January 1, 2006, CONSOL Energy accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as amended. Generally, no stock-based employee compensation cost for stock options is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Prior to January 1, 2006, CONSOL Energy provided pro forma disclosure amounts in accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure—an Amendment of SFAS No. 123” (SFAS 148), as if the fair value method defined by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) had been applied to its stock-based compensation.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the years ended December 31, 2007 and 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term, or to an employee’s eligible retirement date, if earlier and applicable.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The pro forma table below reflects net earnings and basic and diluted net earnings per share for the year ended December 31, 2005 had CONSOL Energy applied the fair value recognition provisions of SFAS 123, as follows:

December 31,
2005
Net income as reported	$580,861
Add: Stock-based compensation due to change in vesting period (A)	955
Add: Stock-based compensation expense for restricted stock units (A)	2,654
Deduct: Total stock-based employee compensation expense determined under Black-Scholes option pricing model and stock-based compensation expense for restricted stock units, net of tax	(9,137)

Pro forma net income	$575,333

Earnings per share:
Basic – as reported	$3.17

Basic – pro forma	$3.14

Dilutive – as reported	$3.13

Dilutive – pro forma	$3.10

(A)	The tax benefit related to stock-based compensation expense was $1,404 for the year ended December 31, 2005.

As a result of SFAS 123R, CONSOL Energy reevaluated its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that a combination of historical and implied volatility is a better indicator of expected volatility and future stock price trends than solely historical volatility. Therefore, expected volatility for the years ended December 31, 2007 and 2006 was based on a combination of historical and market-based implied volatility. The change in estimating the fair value of employee options was not significant in regards to earnings before income taxes, net income and earnings per share.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As part of its SFAS 123R adoption, CONSOL Energy also examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations. CONSOL Energy used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected term in years of the two employee populations. The expected term computation is based upon historical exercise patterns and post-vesting termination behavior of the populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate is based upon historical forfeiture activity. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	December 31,
	2007	2006	2005
Weighted average fair value of grants	$11.93	$15.46	$5.96
Risk-free interest rate	4.7%	5.0%	3.6%
Expected dividend yield	0.8%	0.6%	1.5%
Expected forfeiture rate	2.0%	2.0%	—%
Expected volatility	38.2%	38.5%	45.6%
Expected term in years	4.07 years	4.17 years	2.48 years

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2006	6,189,843	$17.35	6.81
Granted	830,656	$34.92
Exercised	(1,581,583)	$12.16
Forfeited	(37,416)	$28.86

Balance at December 31, 2007	5,401,500	$21.50	6.58	$270,209

Vested and expected to vest at December 31, 2007	5,386,598	$21.45	6.53	$269,727

Exercisable at December 31, 2007	3,328,446	$14.78	5.49	$188,870

These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date for awards granted prior to 2007. Employee stock options awarded after December 31, 2006 vest 33% per year, beginning one year after the grant date. There are 4,672,669 stock options outstanding under the Equity Incentive plan. Additionally, there are 594,653 employee stock options outstanding which are fully vested under vesting terms ranging from six months to one year. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 134,178 stock options outstanding under these grants. The vesting of the options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy’s closing stock price on the last trading day of the year ended December 31, 2007, and

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount varies based on the fair market value of CONSOL Energy’s stock. Total intrinsic value of options exercised for the year ended December 31, 2007, 2006 and 2005 was $65,294, $23,677 and $61,181, respectively.

Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 was $19,224, $14,670 and $39,150, respectively. The excess tax benefit realized for the tax deduction from option exercises totaled $23,682 and $38,545 for the year ended December 31, 2007 and 2006, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statement of Cash Flows.

Under the Equity Incentive Plan, CONSOL Energy granted certain employees and non-employee directors restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. Compensation expense will be recognized over the vesting period of the units. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $3,641, $2,492 and $1,747, respectively. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	495,257	$26.69
Granted	176,937	$36.02
Vested	(173,235)	$21.02
Forfeited	(6,397)	$29.17

Nonvested at December 31, 2007	492,562	$31.75

Under the Equity Incentive Plan, CONSOL Energy granted certain employees performance share unit awards. These awards entitle the holder to receive shares of common stock subject to the achievement of certain market and performance goals. Compensation expense will be recognized over the performance measurement period of the units in accordance with the provisions of SFAS 123R for awards with market and performance vesting conditions. At December 31, 2007, achievement of the market and performance goals is believed to be probable. The following represents the unvested performance share unit awards and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	—	$—
Granted	76,007	$42.59

Nonvested at December 31, 2007	76,007	$42.59

As of December 31, 2007, $15,640 of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 2.15 years. When employee stock options are exercised and restricted stock unit awards become vested, the issuances are made from CONSOL Energy’s treasury stock shares which have been acquired as part of CONSOL Energy’s share repurchase program as previously discussed in Note 1.

Prior to the adoption of SFAS 123R on January 1, 2006, CONSOL Energy followed the nominal vesting period approach under APB No. 25 for awards with retirement eligible provisions. Upon adoption of SFAS

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

123R, CONSOL Energy changed to the non-substantive vesting period approach for awards with retirement eligible provisions. If CONSOL Energy would have followed the non-substantive vesting period approach for awards with retirement eligible provisions, we would have recorded $1,186 of additional expense, net of tax, for restricted stock units for the year ended December 31, 2005. Additionally, we would have disclosed $1,706 of additional expense, net of tax, for stock options for the year ended December 31, 2005.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 20—Accumulated Other Comprehensive Loss:

Components of accumulated other comprehensive loss consist of the following:

	Treasury Rate Lock	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Adjustments for FASB Statement No. 158	Accumulated Other Comprehensive Loss
Balance at December 31, 2004	$582	$(5,657)	$(84,118)	$—	$(89,193)
Current period change	(80)	(29,075)	6,754	—	(22,401)
Minority Interest in change	—	6,432	—	—	6,432

Balance at December 31, 2005	502	(28,300)	(77,364)	—	(105,162)
Current period change	(81)	36,382	77,364	(377,343)	(263,678)
Minority Interest in change	—	(6,736)	—	(141)	(6,877)

Balance at December 31, 2006	421	1,346	—	(377,484)	(375,717)
Current period change	(81)	4,214	—	(47,009)	(42,876)
Minority Interest in change	—	(769)	—	78	(691)

Balance at December 31, 2007	$340	$4,791	$—	$(424,415)	$(419,284)

The cash flow hedges that CONSOL Energy holds are disclosed in Note 25. The adjustments for FASB Statement No. 158 are disclosed in Note 16 and Note 17.

Note 21—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $3,876, $2,884 and $2,170 for the years ended December 31, 2007, 2006 and 2005, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 22—Supplemental Cash Flow Information:

	For the Years Ended December 31,
	2007	2006	2005
Cash paid during the year for:
Interest (net of amounts capitalized)	$40,978	$34,097	$30,553
Income taxes	$103,194	$80,272	$41,441
Non-cash investing and financing activities:
Variable Interest Entity acquired
Fair value of assets acquired	$—	$—	$(62,421)
Liabilities assumed	$—	$—	$(62,421)
Adoption of FIN 48
Change in Assets	$(39,207)	$—	$—
Change in Liabilities	$(39,207)	$—	$—
Businesses acquired (Note 2)
Fair value of assets acquired	$(132,694)	$(2,776)	$—
Liabilities assumed	$(132,694)	$(2,776)	$—
Note received from property sales	$(200)	$—	$9
Note given on purchase of property	$—	$—	$(235)
Capital Lease Obligation
Change in Assets	$(1,083)	$(113,671)	$—
Change in Liabilities	$(1,083)	$(113,671)	$—
Purchase Obligation for Real Estate
Change in Assets	$—	$(811)	$—
Change in Liabilities	$—	$(811)	$—
Purchase of Property, Plant and Equipment
Change in Assets	$3,219	$(31,136)	$—
Change in Liabilities	$3,219	$(31,136)	$—
Stock dividends issued	$—	$—	$25
Accounting for Mine Closing, Reclamation and Gas Well Closing Costs
Change in Assets	$3,403	$(18,647)	$(46,906)
Change in Liabilities	$3,403	$(18,647)	$(46,906)

Note 23—Concentration of Credit Risk and Major Customers:

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2007 and 2006, accounts receivable from utilities were $174,536 and $180,603, respectively, and from steel and coke producers were $23,214 and $29,240, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

For the years ended December 31, 2007 and 2006, no customer comprised over 10% of our revenues. In 2005, sales to our then largest customer, Allegheny Energy, comprised over 10% of our revenues. Coal (including spot sales) and gas sales to Allegheny Energy were $354,012 for the year ended December 31, 2005.

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Note 25, are as follows:

	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$41,651	$41,651	$223,883	$223,883
Short-term notes payable	$(247,500)	$(247,500)	$—	$—
Long-term debt	$(406,451)	$(420,203)	$(442,232)	$(456,242)
Capital leases	$(100,757)	$(100,757)	$(110,031)	$(110,031)

Note 25—Derivative Instruments:

CONSOL Energy holds or purchases derivative financial instruments for purposes other than trading to convert the market prices related to these anticipated sales of natural gas to fixed prices. These instruments are designated as cash flow hedges and extend through 2010. The net fair values of the outstanding instruments are an asset of $9,619 and $4,083 at December 31, 2007 and 2006, respectively.

CONSOL Energy entered into cash flow hedges for natural gas in 2007, 2006 and 2005. Gains or losses related to these derivative instruments were recognized when the sale of the natural gas affected earnings. The ineffective portion of the changes in the fair value of these contracts was insignificant in 2007, 2006 and 2005.

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in other comprehensive income or loss and are reclassified to sales in the period in which earnings are impacted by the hedged items or in the period that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2007, 2006 or 2005. CONSOL Energy’s Consolidated Balance Sheets is reflected on a net asset/liability basis for each counterparty.

Assuming market rates remain constant with rates at December 31, 2007, $4,173 of the $5,863 net gain included in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months. The remaining net gain is expected to be recognized through 2010.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy did not have any derivatives designated as fair value hedges in 2007, 2006 or 2005.

On February 19, 2002, CONSOL Energy entered into an interest rate lock agreement with a notional amount of $250,000 to manage the interest rate volatility prior to March 7, 2002, the pricing date of CONSOL Energy’s bond offering. This agreement essentially fixed the underlying treasury rate of the bonds at 4.928% and resulted in a net payment of $1,332 to CONSOL Energy. This receipt resulted in other comprehensive income of $814 (net of $518 deferred tax), which will be amortized to interest income over the life of the notes using the straight-line method. For the years ended December 31, 2007, 2006 and 2005, $81, $81, and $80 was amortized to interest income, respectively.

Note 26—Commitments and Contingent Liabilities:

CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

The Pennsylvania Department of Conservation and Natural Resources filed on January 30, 2008 a six-count Complaint asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The matter was the subject of a mediation process with an independent, neutral mediator prior to the filing of the Complaint. That process terminated with no resolution and the Commonwealth then filed its Complaint. The Commonwealth claims that the Company’s underground longwall mining activities in the Summer of 2005 in Green County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly under its role of Parens Patrie to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs, and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud, the last claim seeking punitive damages.

The Company has not yet filed its response to the Complaint, including any preliminary motions regarding the propriety of the claims filed by the Commonwealth. The Company believes it was not responsible for the damage to the dam, that there exist numerous grounds upon which to attack the propriety of the claims, and it will vigorously defend the case.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products,

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the year ended December 31, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

In October 2005, CDX Gas, LLC (CDX) alleged that certain of CNX Gas’ vertical-to-horizontal coalbed methane (CBM) drilling methods infringe several patents which they own. CDX demanded that CNX Gas enter into a business arrangement with them to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells CNX Gas drilled utilizing the technology allegedly covered by their patents. A number of our wells, particularly in Northern Appalachia, could be covered by their claim. CNX Gas denies all of these allegations and we are vigorously contesting them. On November 14, 2005, CNX Gas filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania, seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that CNX Gas infringe certain claims of their patents. A hearing was held before a Court-appointed Special Master with regard to the scope of the asserted CDX patents and the Special Master’s report and recommendations was adopted by order of the Court on October 13, 2006. As a result of that order and subject to appellate review, certain of CNX Gas wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled through August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. CNX Gas believes that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400. An updated damages report was recently provided by CDX to CNX to account for additional accused wells that have been drilled by CNX, the details of which are currently being reviewed by CNX Gas’ damages expert. Cross-motion for summary judgment as to infringement, invalidity and unenforceability have been filed and briefed by CNX Gas and CDX and were before a Special Master for decision in the form of a report and recommendation to the District Court. The Special Master issued his report and recommended on November 19, 2007, denying both the CNX Gas and CDX motions for summary judgment in view of what he identified as genuine issues of material fact. The Special Master did, however, find that CNX had “produced sufficient evidence to call into serious question the validity and enforceability” of the CDX patents-in-suit. Both CNX Gas and CDX subsequently filed objections to the report and recommendation, which are presently pending for decision by the Court. CNX Gas continues to believe that it did not infringe any properly construed claim of any valid, enforceable patent. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the

Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. The current estimated cost of remedial action including payment of the EPA’s past and future cost is approximately $30,000. There was $1,780, $4,820 and $3,000 of expense recognized in Cost of Goods Sold and Other Charges for the years ended December 31, 2007, 2006 and 2005 respectively. CONSOL Energy funded $1,256 in the year ended December 31, 2007 to an independent trust established for this remediation. CONSOL Energy has funded $3,759 since inception of the independent trust established for this remediation. The remaining liability of $5,842 is included in Other Accrued Liabilities at December 31, 2007. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. To date, CONSOL Energy’s portion of probable recoveries are estimated to be $3,420, of which $16 has been collected to date. Accordingly, an asset has been included in Other Assets for these claims. The net cost of the liability and the asset has been included in Cost of Goods Sold and Other Charges. CONSOL Energy expects the majority of payments related to this liability to be made over the next twelve months. In addition, the EPA has advised the PRPs that it has completed its investigation of additional areas of potential contamination allegedly related to the Ward Transformer site and published the proposed remedial action plan for public comment. Special notice letters to PRPs have not yet been completed. We are currently working with the EPA in an effort to have special notice letters sent to a large group of PRPs, of which it is probable we will be named. There was $1,000 of expense recognized in the year ended December 31, 2007 related to the additional areas of Ward Transformer. The related liability is included in Other Accrued Liabilities at December 31, 2007. Until the remediation determination is completed, a specific range of potential exposure is not possible to estimate. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims.

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

CCC has obtained revisions to its environmental permit from the Division of Mined Land Reclamation (“DMLR”) of the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3, and to permit it in the future to discharge mine water into the nearby Levisa River under controlled conditions. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia, Buchanan County, and others have requested the DMME to reconsider the permit revision issued by DMLR. Requests for temporary relief to prevent CCC from constructing and operating pursuant to the permit revisions pending a final hearing before the DMME have been rejected by the Director of DMME. The hearing to be conducted by the Director of the DMME through a Hearing Officer appointed by the Supreme Court of Virginia has not yet been scheduled. In addition, the Virginia Marine Resources Commission (the “VMRC”) conducted a public hearing and issued a permit authorizing CCC to install a “diffuser” buried on the bottom of the Levisa River, which was the last permit required before the discharge could commence, consistent with the conditions of CCC’s DMLR permit revisions. The diffuser and related project elements have been constructed and no appeal was taken from the decision of the VMRC. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia seeking to enjoin DMLR and DMME from issuing the permit revisions, which were ultimately issued in September 2006 and are the subject of the administrative appeal to the Director of DMME described above. The Levisa Action plaintiff filed a nearly identical action. In addition, both the Levisa and Yukon Plaintiffs filed suits against DMME and CCC after the DMLR permit revisions were issued in September 2006. After motions to dismiss were filed, the Plaintiffs’ actions were subsequently nonsuited. However, by letter of December 31, 2006 the plaintiffs in the Yukon action notified DMME that they may file a similar action challenging DMME’s issuance of the revised permit and the VP3 permit. To date, no action has been filed; however, should one be filed, CONSOL Energy will likely seek to intervene in any such action unless it is also named as a defendant. In addition, Buchanan County, Virginia on August 31, 2006 commenced an action against CCC in the Circuit Court of Buchanan County, Virginia seeking to enjoin any discharge by CCC of mine water into the Levisa River notwithstanding the permit issued to CCC by DMME. That action was removed to the United States District Court for the Western District of Virginia and was subsequently dismissed without prejudice and has not been refiled.

We believe that CCC had and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines, including VP3. We also believe DMME properly issued environmental permits to CCC authorizing it to deposit naturally accumulating water from the Buchanan Mine into VP3 as well as discharging water into the Levisa River under the controlled conditions established by the permits. CCC and the other CONSOL Energy defendants deny all liability and intend to vigorously defend the actions filed against them. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

recognized any liability related to these actions. However, if a temporary restraining order or an injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On October 24, 2006, CONSOL Energy and CCC were served with a summons in the name of the Commonwealth of Virginia with the Circuit Court of Buchanan County, Virginia regarding a special grand jury presentment in response to citizens’ complaints that noise resulting from the ventilation fan at the Buchanan Mine constitutes a public nuisance. CONSOL Energy and CCC deny that the operation of the ventilation fan is a public nuisance and intend to vigorously defend this proceeding. However, if the operation of the ventilation fan is ordered to be stopped, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, subsidiaries of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and has tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. GeoMet seeks injunctive relief, actual damages of $561,000, treble damages and punitive damages in the amount of $350. CNX Gas and Island Creek have filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. GeoMet has not filed an amended complaint at this time, but they have indicated their intention to do so. CONSOL Energy believes this lawsuit to be without merit and intends to vigorously defend it. However, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

We expensed and paid approximately $28,000 to the Combined Fund for the plan year beginning October 1, 2003 as a result of the higher per beneficiary premium rate calculated by the Commissioner of Social Security and retroactively imposed by the Combined Fund for beneficiaries assigned to CONSOL Energy and its subsidiaries. Additionally, CONSOL Energy expensed approximately $2,000 related to the higher per beneficiary premium rate for the plan year beginning October 1, 2004. The higher per beneficiary premium rate was imposed as a result of court decisions issued prior to June 10, 2003 arising from litigation over the formula used in the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

calculation of the annual per beneficiary premium rate owed by assigned operators, including subsidiaries of CONSOL Energy, to the Combined Fund. In August 2005, after additional litigation cases had been filed concerning the calculation and imposition of the higher per beneficiary premium rate, the United States District Court for the District of Maryland ruled that the calculation by the Commissioner of Social Security was improper, arbitrary and capricious. Subsequently, on December 31, 2006, the United States Court of Appeals for the Fourth Circuit affirmed the decision of the District Court.

On March 28, 2007, the assigned operators, including the subsidiaries of CONSOL Energy, and the Combined Fund entered into a settlement agreement that resolved all issues relating to the calculation and imposition of the higher per beneficiary premium rate. The settlement agreement provides for full reimbursement of the higher per beneficiary premium rate calculated and imposed on the subsidiaries of CONSOL Energy and for the payment of interest on all amounts to be reimbursed. CONSOL Energy received reimbursement of approximately $33,400, which includes the reduction of $2,255 related to the unassigned beneficiary premium liability previously accrued. The reimbursement was reflected as a reduction to cost of goods sold and other changes in the year ended December 31, 2007.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. Two mine atmosphere monitoring stations showed levels of carbon monoxide above ambient levels for several months after the roof falls damaged the ventilation controls. Efforts to eliminate carbon monoxide in the mine were narrowed to an underground area about 400 feet in diameter into which the company pumped inert gas through a number of bore holes that had been drilled. The underground area of the Buchanan Mine encompasses about five square miles. In compliance with safety agency requirements, the mine was temporarily sealed in late November as a final step before reentry into the mine. On January 20, 2008, the restart of the fans was approved by the Commonwealth of Virginia Department of Mines, Minerals and Energy, and by the federal Mine Safety and Health Administration. The temporary mine seals were removed and the ventilation fans were restarted. Specially trained mine rescue teams re-entered the mine on January 28, 2008 and are in the process of evaluating the extent of damage to the mine’s ventilation system and making temporary repairs. This incident is covered under our property and business interruption insurance policy, subject to certain deductibles. Insurance recoveries under our property insurance coverage of $15,000 were recognized as a reduction of Cost of Goods Sold and Other Charges in the year ended December 31, 2007. Business interruption recoveries of $10,000 were recognized as Other Income in the year ended December 31, 2007. The total insurance recoveries of $25,000 were reflected in Other Receivables at December 31, 2007. The majority of this receivable was collected in January 2008. The maximum amount recoverable for this incident under our insurance policy is $75,000. CONSOL Energy is pursuing additional reimbursement from the insurance carriers. There can be no assurance that we will obtain any additional recovery from our insurance carriers.

In January 2003, Mine 84, near Washington, Pennsylvania experienced a fire along several hundred feet of the conveyor belt servicing the longwall section of the mine. The fire was extinguished approximately two weeks later. Recognized insurance recovery for damages of approximately $1,034 was reflected in Other Receivables at December 31, 2007 and 2006. CONSOL Energy received $1,785 of insurance proceeds related to this incident in the year ended December 31, 2005. CONSOL Energy has filed suit against one of the underwriter insurance carriers for insurance proceeds and bad faith settlement practices.

Certain excise taxes paid on export sales of coal during 1991 through 1999 were determined to be unconstitutional. CONSOL Energy subsidiaries filed with the Internal Revenue Service (IRS) claims seeking

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

refunds of these excise taxes that were paid during 1994 through 1999 and accordingly recognized receivables for these claims in 2001. The refunds for the 1994 through 1999 claims, which included interest, were received in 2003 and 2002. CONSOL Energy subsidiaries also filed suit to recover excise taxes paid during the period 1991-1993, which came to be known as the “Tucker Act period.” In a test case addressing Tucker Act period claims of certain coal producers, the United States Court of Appeals for the Federal Circuit upheld the producer’s entitlement to sue in court for damages in the amount of the taxes paid during the Tucker Act period, even though a timely administrative claim had not been filed with the IRS for refund of these taxes. The United States Supreme Court denied the Government’s petition for review of the Federal Circuit’s decision. CONSOL Energy recorded a receivable of $26,006, which excluded an interest component, for this portion of the claim classified in Other Assets at December 31, 2006. CONSOL Energy also recorded a payable of $1,914 related to this claim classified in Other Liabilities at December 31, 2006. In 2004, a judgment in favor of certain unrelated coal producers was entered which provided for refund of the principal amount of coal excise taxes paid during the Tucker Act period relevant to those coal producers, but without interest. On January 22, 2007, a three-judge panel of the U.S. Court of Appeals for the Federal Circuit affirmed the judgment as it awarded a refund of principal and reversed the judgment which withheld interest. On March 7, 2007, the Government filed a petition for rehearing before the entire U.S. Court of Appeals. The petition for rehearing was denied on April 30, 2007, thereby confirming the decision of its three-judge panel that the excise taxes and applicable interest were owing to claimants. The Government appealed the tax and interest issues by filing a Petition for Certiorari with the U.S. Supreme Court. On December 3, 2007 the United States Supreme Court granted the Government’s new petition to hear the case. The Supreme Court’s granting of the petition makes collection of the refund by CONSOL Energy no longer highly probable because of rulings on similar Tucker Act cases during 2007. Accordingly, CONSOL Energy reversed the $26,006 export excise tax receivable (which had been reflected in Other Assets) and the $1,914 related liabilities (which had been reflected in Other Liabilities) until the Supreme Court decides the appeal. We intend to vigorously pursue this action, although there is no assurance that CONSOL Energy will receive any tax refund.

At December 31, 2007, CONSOL Energy and certain subsidiaries have provided the following financial guarantees and unconditional purchase obligations. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Amount and Duration of Commitments
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$174,784	$152,320	$22,464	$—	$—
Environmental	74,343	33,994	40,349	—	—
Gas	14,933	14,913	20	—	—
Other	9,602	9,602	—	—	—

Total Letters of Credit	273,662	210,829	62,833	—	—

Surety Bonds:
Employee-Related	204,308	204,308	—	—	—
Environmental	294,816	291,438	3,375	3	—
Gas	2,981	2,921	60	—	—
Other	8,981	8,652	329	—	—

Total Surety Bonds	511,086	507,319	3,764	3	—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Amount and Duration of Commitments
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Guarantees and unconditional purchase obligations:
Coal	97,008	27,457	46,223	20,231	3,097
Gas	29,370	26,270	—	—	3,100
Gas—Firm Transportation	49,292	7,870	14,379	9,948	17,095
Other	203,529	21,606	41,433	21,166	119,324

Total Guarantees	379,199	83,203	102,035	51,345	142,616

Total Commitments	$1,163,947	$801,351	$168,632	$51,348	$142,616

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

Note 27—Segment Information:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2007, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Mahoning Valley. For the year ended December 31, 2007, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Mill Creek, Wiley-Mill Creek. It also includes the following mines acquired with the AMVEST acquisition: Fola Complex and Terry Eagle Complex. For the year ended December 31, 2007, the Metallurgical aggregated segment includes the following mines: Buchanan and Amonate. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mines. The principal activity of the Gas unit is to produce pipeline-quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2006 and 2005 segment information have been made to conform to the 2007 presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,988,526	$272,131	$237,266	$180,758	$2,678,681	$410,211	$235,454	$—	$3,324,346	(A)
Sales—Purchased Gas	—	—	—	—	—	7,628	—	—	7,628
Sales—Gas Royalty Interests	—	—	—	—	—	46,586	—	—	46,586
Freight—Outside	—	—	—	186,909	186,909	—	—	—	186,909
Intersegment Transfers	—	—	—	—	—	6,242	129,648	(135,890)	—

Total Sales and Freight	$1,988,526	$272,131	$237,266	$367,667	$2,865,590	$470,667	$365,102	$(135,890)	$3,565,469

Earnings (Loss) Before Income Taxes	$353,255	$25,428	$65,080	$(166,256)	$277,507	$214,874	$15,152	$(78,576)	$428,957	(B)

Segment assets					$4,039,513	$1,378,709	$253,792	$536,076	$6,208,090	(C)

Depreciation, depletion and amortization					$257,349	$48,961	$18,405	$—	$324,715

Capital Expenditures					$681,408	$304,088	$54,342	$—	$1,039,838

(A)	There were no sales to customers aggregating over 10% in 2007.
(B)	Includes equity in earnings of unconsolidated affiliates of $1,027, $2,174 and $3,350 for Other Coal, Gas and All Other, respectively.
(C)	Includes investments in unconsolidated equity affiliates of $3,101 and $56,865 and $34,900 for Other Coal, Gas and All Other, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,861,388	$230,781	$357,103	$245,173	$2,694,445	$389,174	$202,903	$—	$3,286,522	(D)
Sales—Purchased Gas	—	—	—	—	—	43,973	—	—	43,973
Sales—Gas Royalty Interests	—	—	—	—	—	51,054	—	—	51,054
Freight—Outside	—	—	—	162,761	162,761	—	—	—	162,761
Intersegment Transfers	—	—	—	—	—	4,372	128,824	(133,196)	—

Total Sales and Freight	$1,861,388	$230,781	$357,103	$407,934	$2,857,206	$488,573	$331,727	$(133,196)	$3,544,310

Earnings (Loss) Before Income Taxes	$261,702	$7,911	$152,490	$(81,511)	$340,592	$252,250	$20,396	$(62,318)	$550,920	(E)

Segment assets					$3,540,276	$1,152,256	$224,477	$746,323	$5,663,332	(F)

Depreciation, depletion and amortization					$240,582	$37,999	$17,656	$—	$296,237

Capital Expenditures					$488,876	$154,243	$47,427	$—	$690,546

(D)	There were no sales to customers aggregating over 10% in 2006.
(E)	Includes equity in earnings (losses) of unconsolidated affiliates of $977 and $224 for Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $52,283 and $31,936 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2005:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,878,267	$233,444	$211,272	$199,165	$2,522,148	$281,455	$127,330	$—	$2,930,933	(G)
Sales—Purchased Gas	—	—	—	—	—	275,148	—	—	275,148
Sales—Gas Royalty Interests	—	—	—	—	—	45,351	—	—	45,351
Sales—Related parties	—	—	—	4,749	4,749	—	—	—	4,749
Freight—Outside	—	—	—	119,343	119,343	—	—	—	119,343
Freight—Related parties	—	—	—	468	468	—	—	—	468
Intersegment Transfers	—	—	—	—	—	1,628	108,209	(109,837)	—

Total Sales and Freight	$1,878,267	$233,444	$211,272	$323,725	$2,646,708	$603,582	$235,539	$(109,837)	$3,375,992

Earnings (Loss) Before Income Taxes	$327,769	$(358)	$21,789	$(97,847)	$251,353	$165,225	$(17,722)	$255,828	$654,684	(H)

Segment assets					$3,239,674	$849,100	$139,584	$843,605	$5,071,963	(I)

Depreciation, depletion and amortization					$213,271	$35,039	$13,541	$—	$261,851

Capital Expenditures					$415,423	$110,752	$6,621	$—	$532,796

(G)	Included in the Coal and Gas segment are sales of $349,537 and $4,475, respectively, to Allegheny Energy.
(H)	Includes equity in earnings (losses) of unconsolidated affiliates of $(1,758), $444 and $4,164 for Other Coal, Gas and All Other, respectively.
(I)	Includes investments in unconsolidated equity affiliates of $49,528 and $2,733 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2007	2006	2005
Total segment sales and freight from external customers	$3,565,469	$3,544,310	$3,375,992
Other income not allocated to segments (Note 4)	196,728	170,861	107,131
Gain on Sale of 18.5% interest in CNX Gas	—	—	327,326

Total Consolidated Revenue and Other Income	$3,762,197	$3,715,171	$3,810,449

Earnings Before Income Taxes:
Segment Earnings Before Income Taxes for total reportable business segments	$492,381	$592,842	$416,578
Segment Earnings (Loss) Before Income Taxes for all other businesses	15,152	20,396	(17,722)
Incentive Compensation(J)	(26,770)	(19,181)	(32,739)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense(J)	(20,983)	(19,113)	(3,609)
Gain on Sale of 18.5% of CNX Gas	—	—	327,326
Interest income (expense), net and other non-operating activity(J)	(30,823)	(24,024)	(35,150)

Earnings Before Income Taxes	$428,957	$550,920	$654,684

	December 31,
	2007	2006	2005
Total Assets:
Segment assets for total reportable business segments	$5,418,222	$4,692,532	$4,088,774
Segment assets for all other businesses	253,792	224,477	139,584
Items excluded from segments assets:
Cash and other investments(J)	9,978	118,085	321,543
Deferred tax assets	505,631	625,227	519,958
Recoverable income taxes	19,090	1,278	—
Bond issuance costs	1,377	1,733	2,104

Total Consolidated Assets	$6,208,090	$5,663,332	$5,071,963

(J)	Excludes amounts specifically related to gas segment.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location:

	For the Years Ended December 31,
	2007	2006	2005
United States	$3,077,573	$3,218,779	$3,104,847
Europe	332,280	199,532	188,271
Canada	115,361	95,850	59,672
South America	40,255	30,149	22,052
Other	—	—	1,150

Total Revenues and Freight from External Customers(K)	$3,565,469	$3,544,310	$3,375,992

(K)	CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31,
	2007	2006
United States	$4,930,339	$4,005,720
Canada	34,565	34,425
Belgium	138	142

Total Property, Plant and Equipment	$4,965,042	$4,040,287

Note 28—Guarantor Subsidiaries Financial Information:

The payment obligations under the $250,000, 7.875 percent per annum notes due March 1, 2012 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (“SEC”), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, an 81.7% owned guarantor subsidiary, the remaining guarantor subsidiaries and the non-guarantor subsidiaries. CNX Gas is presented in a separate column in accordance with SEC Regulation S-X Rule 3-10. CNX Gas Corporation is a reporting company under Section 12(b) of the Securities Exchange Act of 1933, and as such, CNX Gas Corporation files its own financial statements with the Securities and Exchange Commission and those financial statements, when filed, are publicly available on Edgar. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other 100% owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2007

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$416,453	$2,718,493	$201,018	$(11,618)	$3,324,346
Sales—Purchased gas	—	7,628	—	—	—	7,628
Sales—Gas Royalty Interest	—	46,586	—	—	—	46,586
Freight—Outside	—	—	186,909	—	—	186,909
Other Income (including equity earnings)	333,581	8,815	141,735	40,093	(327,496)	196,728

Total Revenue and Other Income	333,581	479,482	3,047,137	241,111	(339,114)	3,762,197
Cost of Goods Sold and Other Operating Charges	63,899	102,278	1,915,666	61,864	207,800	2,351,507
Purchased Gas Costs	—	7,162	—	—	—	7,162
Gas Royalty Interest	—	40,011	—	—	(90)	39,921
Related Party Activity	(4,601)	—	87,459	134,213	(217,071)	—
Freight Expense	—	—	186,909	—	—	186,909
Selling, General and Administrative Expense	—	54,825	51,029	2,810	—	108,664
Depreciation, Depletion and Amortization	7,666	48,961	259,825	10,343	(2,080)	324,715
Interest Expense	24,932	5,606	(250)	563	—	30,851
Taxes Other Than Income	5,790	—	270,762	6,959	—	283,511

Total Costs	97,686	258,843	2,771,400	216,752	(11,441)	3,333,240

Earnings (Loss) Before Income Taxes	235,895	220,639	275,737	24,359	(327,673)	428,957
Income Taxes (Benefit)	(31,887)	84,961	73,848	9,215	—	136,137

Earnings (Loss) Before Minority Interest	267,782	135,678	201,889	15,144	(327,673)	292,820
Minority Interest	—	—	—	—	(25,038)	(25,038)

Net Income (Loss)	$267,782	$135,678	$201,889	$15,144	$(352,711)	$267,782

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2007:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$6,519	$32,048	$—	$3,084	$—	$41,651
Accounts and Notes Receivable:
Trade	—	38,680	—	141,865	—	180,545
Other	840	2,428	34,619	31,884	—	69,771
Inventories	—	—	135,132	28,061	—	163,193
Deferred Income Taxes	132,089	(1,269)	—	—	—	130,820
Recoverable Income Taxes	18,118	972	—	—	—	19,090
Prepaid Expenses	18,130	13,859	40,985	5,111	—	78,085

Total Current Assets	175,696	86,718	210,736	210,005	—	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	103,223	1,480,446	7,274,197	87,446	—	8,945,312
Less-Accumulated Depreciation, Depletion and Amortization	52,103	251,367	3,638,286	38,514	—	3,980,270

Property, Plant and Equipment—Net	51,120	1,229,079	3,635,911	48,932	—	4,965,042
Other Assets:
Deferred Income Taxes	563,226	(188,415)	—	—	—	374,811
Investment in Affiliates	2,817,974	56,865	1,305,043		(4,085,016)	94,866
Other	30,242	6,772	35,600	17,602	—	90,216

Total Other Assets	3,411,442	(124,778)	1,340,643	17,602	(4,085,016)	559,893

Total Assets	$3,638,258	$1,191,019	$5,187,290	$276,539	$(4,085,016)	$6,208,090

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$71,558	$30,263	$110,370	$26,121	$—	$238,312
Accounts Payable (Recoverable)-Related Parties	1,592,539	—	(1,714,595)	122,056	—	—
Short-Term Notes Payable	247,500	—	—	—	—	247,500
Current Portion of Long-Term Debt	—	5,819	10,464	2,000	—	18,283
Other Accrued Liabilities	99,169	25,333	378,788	9,012	—	512,302

Total Current Liabilities	2,010,766	61,415	(1,214,973)	159,189	—	1,016,397
Long-Term Debt	258,848	66,949	154,143	8,985	—	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,700	2,334,109	—	—	2,336,809
Pneumoconiosis	—	—	171,896	—	—	171,896
Mine Closing	—	—	388,710	10,923	—	399,633
Workers’ Compensation	—	—	118,356	—	—	118,356
Deferred Revenue	—	—	3,162	—	—	3,162
Salary Retirement	67,065	327	—	—	—	67,392
Reclamation	—	—	14,497	19,820	—	34,317
Other	87,160	36,391	52,958	17,157	—	193,666

Total Deferred Credits and Other Liabilities	154,225	39,418	3,083,688	47,900	—	3,325,231
Minority Interest	—	—	—	—	163,118	163,118
Stockholders’ Equity	1,214,419	1,023,237	3,164,432	60,465	(4,248,134)	1,214,419

Total Liabilities and Stockholders’ Equity	$3,638,258	$1,191,019	$5,187,290	$276,539	$(4,085,016)	$6,208,090

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2007:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(258,800)	$272,448	$649,136	$21,249	$—	$684,033

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(348,631)	$(372,424)	$(22,059)	$—	$(743,114)
Acquisition of AMVEST	—	—	(296,724)	—	—	(296,724)
Investment in Equity Affiliates	—	(5,783)	(1,274)	—	—	(7,057)
Purchase of Stock in Subsidiary	—	—	(10,000)	—	—	(10,000)
Proceeds from Sale of Assets	—	187	83,754	850	—	84,791

Net Cash Used in Investing Activities	$—	$(354,227)	$(596,668)	$(21,209)	$—	$(972,104)

Cash Flows from Financial Activities:
Dividends Paid	$(56,475)	$—	$—	$—	$—	$(56,475)
Proceeds from Revolver	247,500	—	—	—	—	247,500
Purchase of Treasury Stock	(80,157)	—	—	—	—	(80,157)
Payments on Long Term Notes	—	—	(45,000)	—	—	(45,000)
Other Financing Activities	42,906	6,654	(7,589)	(2,000)	—	39,971

Net Cash Used in Financing Activities	$153,774	$6,654	$(52,589)	$(2,000)	$—	$105,839

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2006:

	Parent	CNX Gas Guarantors	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$393,546	$2,707,277	$196,322	$(10,623)	$3,286,522
Sales—Purchased Gas	—	43,973	—	—	—	43,973
Sales—Gas Royalty Interest	—	51,054	—	—	—	51,054
Freight—Outside	—	—	162,761	—	—	162,761
Freight—Related Parties	—	—	—	—	—	—
Other Income (including equity earnings)	459,550	26,264	98,852	35,521	(449,326)	170,861

Total Revenue and Other Income	459,550	514,837	2,968,890	231,843	(459,949)	3,715,171
Cost of Goods Sold and Other Operating Charges	45,285	93,519	1,895,786	43,857	171,329	2,249,776
Purchased Gas Costs	—	—	44,843	—	—	44,843
Gas Royalty Interest	—	41,998	(119)	—	—	41,879
Related Party Activity	(4,821)	44,843	(128)	137,341	(177,235)	—
Freight Expense	—	—	162,761	—	—	162,761
Selling, General and Administrative Expense	—	39,168	47,775	4,207	—	91,150
Depreciation, Depletion and Amortization	6,959	37,999	243,869	9,784	(2,374)	296,237
Interest Expense	20,189	870	3,427	580	—	25,066
Taxes Other Than Income	4,339	—	239,673	8,527	—	252,539

Total Costs	71,951	258,397	2,637,887	204,296	(8,280)	3,164,251

Earnings (Loss) Before Income Taxes	387,599	256,440	331,003	27,547	(451,669)	550,920
Income Taxes (Benefit)	(21,283)	96,573	26,752	10,388	—	112,430

Earnings Before Minority Interest	408,882	159,867	304,251	17,159	(451,669)	438,490
Minority Interest	—	—	—	—	(29,608)	(29,608)

Net Income (Loss)	$408,882	$159,867	$304,251	$17,159	$(481,277)	$408,882

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2006:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$111,545	$107,173	$121	$5,044	$—	$223,883
Accounts and Notes Receivable:
Trade	—	46,062	10,073	247,040	—	303,175
Other	3,552	5,036	14,858	28,444	—	51,890
Inventories	—	—	127,218	22,089	—	149,307
Deferred Income Taxes	120,322	(3,091)	—	—	—	117,231
Recoverable Income Taxes	3,469	(2,191)	—	—	—	1,278
Prepaid Expenses	18,038	14,465	30,539	4,690	—	67,732

Total Current Assets	256,926	167,454	182,809	307,307	—	914,496
Property, Plant and Equipment:
Property, Plant and Equipment	89,688	1,123,774	6,553,908	82,566	—	7,849,936
Less-Accumulated Depreciation, Depletion and Amortization	44,563	203,121	3,531,594	30,371	—	3,809,649

Property, Plant and Equipment—Net	45,125	920,653	3,022,314	52,195	—	4,040,287
Other Assets:
Deferred Income Taxes	628,004	(120,008)	—	—	—	507,996
Investment in Affiliates	2,134,962	52,283	1,170,725	—	(3,273,751)	84,219
Other	32,177	9,329	63,238	11,590	—	116,334

Total Other Assets	2,795,143	(58,396)	1,233,963	11,590	(3,273,751)	708,549

Total Assets	$3,097,194	$1,029,711	$4,439,086	$371,092	$(3,273,751)	$5,663,332

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$179,208	$27,872	$(503)	$18,483	$—	$225,060
Accounts Payable (Recoverable)-Related Parties	1,365,579	—	(1,627,180)	261,601	—	—
Current Portion of Long-Term Debt	—	2,573	54,945	2,000	—	59,518
Accrued Income Taxes	—	—	—	—	—	—
Other Accrued Liabilities	80,839	21,185	343,529	9,993	—	455,546

Total Current Liabilities	1,625,626	51,630	(1,229,209)	292,077	—	740,124
Long-Term Debt	258,666	63,897	159,197	10,985	—	492,745
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,313	2,249,802	—	—	2,252,115
Pneumoconiosis	—	—	184,424	—	—	184,424
Mine Closing	—	—	379,153	10,743	—	389,896
Workers’ Compensation	—	—	121,337	—	—	121,337
Deferred Revenue	—	—	13,106	—	—	13,106
Salary Retirement	113,755	189	—	—	—	113,944
Reclamation	—	—	8,728	17,733	—	26,461
Other	32,996	31,467	43,890	19,017	—	127,370

Total Deferred Credits and Other Liabilities	146,751	33,969	3,000,440	47,493	—	3,228,653
Minority Interest	—	—	—	—	135,659	135,659
Stockholders’ Equity	1,066,151	880,215	2,508,658	20,537	(3,409,410)	1,066,151

Total Liabilities and Stockholders’ Equity	$3,097,194	$1,029,711	$4,439,086	$371,092	$(3,273,751)	$5,663,332

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2006:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(71,616)	$243,569	$491,590	$1,004	$—	$664,547

Cash Flows from Investing Activities:
Capital Expenditures	$(10,752)	$(154,243)	$(518,792)	$(6,759)	$—	$(690,546)
Investment in Equity Affiliates	—	(1,777)	(29,186)	—	—	(30,963)
Proceeds from Sale of Assets	—	—	59,830	133	—	59,963

Net Cash Used in Investing Activities	$(10,752)	$(156,020)	$(488,148)	$(6,626)	$—	$(661,546)

Cash Flows from Financial Activities:
Dividends Paid	$(51,416)	$—	$—	$—	$—	$(51,416)
Purchase of Treasury Stock	(116,450)	—	—	—	—	(116,450)
Other Financing Activities	53,173	(449)	(3,601)	(1,015)	—	48,108

Net Cash Used in Financing Activities	$(114,693)	$(449)	$(3,601)	$(1,015)	$—	$(119,758)

Income Statement for the Year Ended December 31, 2005:
	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$277,031	$2,522,900	$131,293	$(291)	$2,930,933
Sales—Purchased gas	—	275,148	—	—	—	275,148
Sales—Royalty Interest	—	45,351	—	—	—	45,351
Sales—Related party	—	6,052	1,965	—	(3,268)	4,749
Freight—Outside	—	—	118,972	—	371	119,343
Freight—Related party	—	—	839	—	(371)	468
Gain on CNX Gas Sale	—	—	327,326	—	—	327,326
Other Income (including equity earnings)	646,086	10,304	(5,379)	23,358	(567,238)	107,131

Total Revenue and Other Income	646,086	613,886	2,966,623	154,651	(570,797)	3,810,449
Cost of Goods Sold and Other Operating Charges	49,774	77,625	1,837,522	37,398	119,940	2,122,259
Purchased Gas Costs	—	278,720	—	—	—	278,720
Gas Royalty Interest	—	36,641	—	—	(140)	36,501
Related Party Activity	5,137	—	(416,640)	107,781	303,722	—
Freight Expense	1,854	—	119,811	—	(1,854)	119,811
Selling, General and Administrative Expense	—	19,129	60,068	1,503	—	80,700
Depreciation, Depletion and Amortization	6,681	35,039	218,552	4,076	(2,497)	261,851
Interest Expense	20,354	14	6,946	3	—	27,317
Taxes Other Than Income	5,247	—	219,209	4,150	—	228,606

Total Costs	89,047	447,168	2,045,468	154,911	419,171	3,155,765

Earnings (Loss) Before Income Taxes	557,039	166,718	921,155	(260)	(989,968)	654,684
Income Taxes (Benefit)	(23,822)	64,550	23,705	(94)	—	64,339

Earnings Before Minority Interest	580,861	102,168	897,450	(166)	(989,968)	590,345
Minority Interest	—	—	—	—	(9,484)	(9,484)

Net Income (Loss)	$580,861	$102,168	$897,450	$(166)	$(999,452)	$580,861

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2005:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$307,594	$144,997	$(48,396)	$4,891	$—	$409,086

Cash Flows from Investing Activities:
Capital Expenditures	$(5,297)	$(110,752)	$(395,281)	$(12,137)	$—	$(523,467)
Investment in Equity Affiliates	—	2,465	986	545	—	3,996
Proceeds From Sale of 18.5% Interest in Gas Segment	—	—	420,167	—	—	420,167
Other Investing Activities	18,488	—	6,403	—	—	24,891

Net Cash Provided by (Used in) Investing Activities	$13,191	$(108,287)	$32,275	$(11,592)	$—	$(74,413)

Cash Flows from Financial Activities:
Payments on Short-Term Debt	$(1,700)	$—	$—	$—	$—	$(1,700)
Proceeds from Long-Term Notes	—	—	—	14,000	—	14,000
Issuance of Common Stock	—	420,167	—	—	(420,167)	—
Dividends Paid	(51,321)	(420,167)	—	—	420,167	(51,321)
Other Financing Activities	39,150	(16,640)	(584)	—	16,640	38,566

Net Cash (Used in) Provided by Financing Activities	$(13,871)	$(16,640)	$(584)	$14,000	$16,640	$(455)

Note 29 – Subsequent Event:

On January 29, 2008 CONSOL Energy announced intentions to offer to acquire all of the outstanding shares of CNX Gas Corporation that it does not currently own in a stock-for-stock transaction. CONSOL Energy currently owns approximately 81.7% of the approximately 151 million shares of CNX Gas common stock outstanding and the acquisition of the remaining outstanding shares of CNX Gas supports CONSOL Energy’s strategy of energy asset diversification.

CONSOL Energy intends to offer CNX Gas stockholders 0.4425 shares of CONSOL Energy common stock for each outstanding share of CNX Gas Common stock that CONSOL Energy does not own, the equivalent of $33.70 per share for CNX Gas common stock, or a 12% premium based upon the closing stock prices of CONSOL Energy and CNX Gas on January 28, 2008. The transaction is valued at approximately $932 million. CONSOL Energy currently expects to complete the transaction in the first half of 2008.

In accordance with the purchase method of accounting, the acquired outstanding minority interest of CNX Gas will be accounted for at fair value as of the date of the acquisition.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Supplemental Coal Data (unaudited):

	Millions of Tons For the Year Ended December 31,
	2007	2006	2005	2004	2003
Proved and probable reserves at beginning of period	4,272	4,546	4,509	4,148	4,234
Purchased reserves	177	3	56	15	1
Reserves sold in place	(33)	(2)	(2)	(11)	(32)
Production	(65)	(67)	(69)	(68)	(60)
Revisions and other changes	175	(208)	52	425	5

Consolidated proved and probable reserves at end of period*	4,526	4,272	4,546	4,509	4,148

Proportionate share of proved and probable reserves of unconsolidated equity affiliates*	179	—	—	—	10

*	Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

CONSOL Energy’s coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2007, 999 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2007 include 4,017 million tons of steam coal reserves, of which approximately 7 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 16 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 509 million tons of metallurgical coal in consolidated reserves, of which approximately 61 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and the remaining 39 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

Supplemental Gas Data (unaudited):

(Dollars in thousands)

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules. The data presented is 100% of CNX Gas’ basis; it excludes the 18% minority interest reduction.

Capitalized Costs:

	As of December 31,
	2007	2006
Proved Properties	$125,118	$91,913
Unproved Properties	81,078	765
Wells and Related Equipment	599,382	402,200
Gathering Assets	595,137	520,906
Uncompleted Wells and Related Equipment	72,858	93,414

Total Property, Plant and Equipment	1,473,573	1,109,198
Accumulated Depreciation, Depletion and Amortization	(251,367)	(200,755)

Net Capitalized Costs	$1,222,206	$908,443

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$30,364	$22,139

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Costs incurred for Property Acquisition, Exploration and Development(*)

	For the Year Ended December 31,
	2007		2006		2005
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Property Acquisitions Proved Properties	$33,205	$—	$8,797	$—	$7,666	$20
Unproved Properties	80,313	—	765	—	667	—
Development	257,935	—	151,774	—	86,273	—
Exploration	16,503	—	832	2,334	19,370	412

Total	$387,956	$—	$162,168	$2,334	$113,976	$432

(*)	Includes costs incurred whether capitalized or expensed.

Results of Operations for Producing Activities:

	Years Ended December 31,
	2007		2006		2005
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Production Revenue	$416,452	$2,755	$393,649	$1,913	$283,137	$2,406
Royalty Interest Gas Revenue	46,586	294	51,054	446	45,351	408
Purchased Gas Revenue	7,628	201	43,973	356	275,148	2,561

Total Revenue	470,666	3,250	488,676	2,715	603,636	5,375

Lifting Costs	38,721	679	33,357	480	30,399	623
Gathering Costs	61,798	630	58,102	359	43,903	168
Royalty Expense	40,011	294	41,998	446	36,641	408
Other Production Costs	19,772	646	12,876	541	10,339	915
Purchased Gas Costs	7,162	165	44,843	299	278,720	2,434
Depreciation, Depletion & Amortization	48,961	294	37,999	512	35,039	870

Total Costs	216,425	2,708	229,175	2,637	435,041	5,418

Earnings Before Income Tax	254,241	542	259,501	78	168,595	(43)
Income Taxes	98,595	210	97,728	29	65,280	(17)

Results of Operations for Producing Activities excluding Corporate and Interest Costs	$155,646	$332	$161,773	$49	$103,315	$(26)

	Years Ended December 31,
	2007		2006		2005
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Net Reserve Quantity (Million Cubic Feet equivalent)
Beginning Reserves(a)	1,263,293	2,200	1,127,724	2,672	1,042,403	2,385
Revisions(b)	(25,036)	221	109,116	(584)	57,575	521
Extensions and Discoveries	145,834	1,484	82,363	337	77,917	—
Production	(57,928)	(321)	(55,910)	(225)	(50,171)	(234)
Purchase of Reserves In-Place	13,746	—	—	—	—	—
Sales of Reserves In-Place	—	—	—	—	—	—

Ending Reserves	1,339,909	3,584	1,263,293	2,200	1,127,724	2,672

Proved Developed Reserves:
Beginning of Period	609,700	2,200	549,574	2,672	395,152	2,385

End of Period	667,726	3,584	609,700	2,200	549,574	2,672

(a)	Proved developed and undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations. CONSOL Energy cautions that there are many inherent uncertainties in estimating provided reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are estimated quantities of natural gas and CBM gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.
(b)	2007 revisions are based upon our review of production curves of over 6,000 wells. Revisions were both upward and downward and no well was individually material. Production optimization is an ongoing effort.

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

	December 31,
	2007	2006	2005
Future Cash Flows:
Revenues	$9,509,665	$7,105,265	$11,675,551
Production costs	(3,004,619)	(2,568,731)	(2,852,033)
Development costs	(636,436)	(552,114)	(422,315)
Income tax expense	(2,259,415)	(1,500,533)	(3,251,265)

Future Net Cash Flows	3,609,195	2,483,887	5,149,938
Discounted to present value at a 10% annual rate	(2,219,655)	(1,548,996)	(3,279,144)

Total standardized measure of discounted net cash flows	$1,389,540	$934,891	$1,870,794

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31,
	2007	2006	2005
Balance at Beginning of Period	$934,891	$1,870,794	$1,029,538
Net changes in sales prices and production costs	1,688,906	(5,341,525)	3,539,448
Sales—net of production costs	(208,810)	(438,174)	(234,526)
Net change due to revisions in quantity estimates	485,577	1,492,654	632,547
Net change due to acquisition	2,840	—	—
Development costs incurred, previously estimated	295,422	169,169	110,916
Changes in estimated future development costs	(379,744)	(298,968)	(267,691)
Net change in future income taxes	(758,882)	1,750,732	(1,505,484)
Accretion of discount and other	(670,660)	1,730,209	(1,433,954)

Total Discounted Cash Flow at End of Period	$1,389,540	$934,891	$1,870,794

Supplemental Quarterly Information (unaudited):

(Dollars in thousands)

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Sales	$834,014	$802,977	$895,128	$846,441

Freight Revenue	$54,902	$44,707	$43,667	$43,633

Costs of Goods Sold and Other Operating Charges (including Gas Royalty Interests’ Costs and Purchased Gas Costs)	$618,681	$643,873	$605,130	$530,906

Freight Expense	$54,902	$44,707	$43,667	$43,633

Earnings Before Minority Interest	$12,265	$381	$160,801	$119,373

Net Income	$6,787	$(5,384)	$153,117	$113,262

Total Earnings Per Share:

Basic	$0.04	$(0.03)	$0.84	$0.62

Dilutive	$0.04	$(0.03)	$0.83	$0.61

Weighted Average Shares Outstanding:

Basic	181,835,472	181,866,727	182,195,390	182,371,296

Dilutive	184,417,123	181,866,727	185,000,122	184,815,136

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Sales	$857,480	$770,195	$846,698	$907,176

Freight Revenue	$49,754	$38,239	$37,689	$37,079

Costs of Goods Sold and Other Operating Charges (including Gas Royalty Interests’ Costs and Purchased Gas Costs)	$631,860	$575,943	$557,614	$571,081

Freight Expense	$49,754	$38,239	$37,689	$37,079

Earnings Before Minority Interest	$122,432	$55,246	$117,560	$143,252

Net Income	$115,348	$48,284	$110,494	$134,756

Total Earnings Per Share:
Basic	$0.63	$0.26	$0.60	$0.73

Dilutive	$0.62	$0.26	$0.59	$0.72

Weighted Average Shares Outstanding:
Basic	182,635,480	183,246,777	183,286,425	184,269,386

Dilutive	184,973,417	185,555,687	185,820,234	186,673,274

In September 2006, the FASB issued Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This pronouncement rescinded the accrue-in-advance method of accounting for planned major maintenance activities as it results in the recognition of liabilities that do not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, because it causes the recognition of a liability in a period prior to the occurrence of the transaction. Retrospective adjustments for the three month periods ending March 31, 2006, June 30, 2006 and September 30, 2006 have previously been disclosed within CONSOL Energy’s Form 10-Q for the comparable 2007 periods. The following represents the changes that were made from the previously reported financial information for the three month period ended December 31, 2006.

	Three Months Ended December 31, 2006
	As Previously Reported	Adjustment	Restated Amounts
Sales	$857,480	$—	$857,480

Freight Revenue	$49,754	$—	$49,754

Costs of Goods Sold and Other Operating Charges (including Gas Royalty Interests’ Costs and Purchased Gas Costs)	$614,356	$17,504	$631,860

Freight Expense	$49,754	$—	$49,754

Earnings Before Minority Interest	$135,000	$(12,568)	$122,432

Net Income (Loss)	$127,916	$(12,568)	$115,348

Total Earnings Per Share:
Basic	$0.70	$(0.07)	$0.63

Dilutive	$0.69	$(0.07)	$0.62

Weighted Average Shares Outstanding:
Basic	182,635,480	—	182,635,480

Dilutive	184,973,417	—	184,973,417

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9a.	Controls and Procedures.

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of CONSOL Energy’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of CONSOL Energy’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 8 of this annual report on Form 10-K.

Changes in internal controls over financial reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information under the captions “Proposal No.1—for Election of Directors,” “Board of Directors and Compensation Information – The Board of Directors and Its Committees—The Board of Directors,” “Board of Directors and Compensation Information—The Board of Directors and Its Committees—Membership and Meetings of the Board of Directors and Its Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the annual meeting of shareholders to be held on April 29, 2008 (the “Proxy Statement”).

Executive Officers of CONSOL Energy

The following is a list of CONSOL Energy’s executive officers, their ages as of February 15, 2008 and their positions and offices held with CONSOL Energy.

Name	Age	Position
J. Brett Harvey	57	President and Chief Executive Officer and Director
Nicholas J. DeIuliis	39	President and Chief Executive Officer—CNX Gas Corporation
Jack A. Holt	59	Senior Vice President—Safety
Bart J. Hyita	49	Chief Operating Officer—Coal
Peter B. Lilly	59	President—Coal Group
William J. Lyons	59	Chief Financial Officer
P. Jerome Richey	58	General Counsel and Secretary
Robert P. King	55	Senior Vice President—Administration

J. Brett Harvey has been President and Chief Executive Officer and a Director of CONSOL Energy since January 1998.

Nicholas J. DeIuliis has been the President and Chief Executive Officer of CNX Gas since June 30, 2005, the date of its formation. Prior to that time, he held the following positions at CONSOL Energy: Senior Vice President—Strategic Planning from November 1, 2004 to August 2005; Vice President—Strategic Planning from April 1, 2002 until November 1, 2004; Director—Corporate Strategy from October 1, 2001 to April 1, 2002; Manager—Strategic Planning from January 1, 2001 to October 1, 2001; and Supervisor—Process Engineering from April 1, 1999 to January 1, 2001. Mr. DeIuliis served as a director of Fairmont Supply Company, a wholly-owned subsidiary of CONSOL Energy, until July 2005. Mr. DeIuliis is also a member of the Board of Directors of the Independent Petroleum Association of America and the Carnegie Science Center. Mr. DeIuliis is a registered engineer in the Commonwealth of Pennsylvania, and a member of the Pennsylvania Bar.

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

The information required by this Item is incorporated by reference to the information under the captions “Board of Directors and Compensation Information—Director Compensation Table-2007—Compensation of Directors,” “Board of Directors and Compensation Information—the Board of Directors and Its Committees—Compensation Committee Interlocks and Insider Participation,” “Executive Compensation and Stock Option Information,” and “Potential Payments Upon Termination or Change in Control Agreements” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the caption “Beneficial Ownership of Securities” and “ Securities Authorized for Issuance under CONSOL Energy Compensation Plan” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information requested by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Party Transactions” and “Determination of Director Independence” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the captions “Accountants and Audit Committee—Independent Registered Public Accounting Firm, “including subsections entitled—Audit Fees,” udit Related Fees,” “Accountants and Audit Committee—Tax Fees,” “Accountants and Audit Committee—All Other Fees” and “Accountants and Audit Committee—Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Index

(A) (1)	Financial Statements Contained in Item 8 hereof.

(A)(2)	Financial Statement Schedule—Schedule II Valuation and qualifying accounts.

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2006.

3.2	Third Amended and Restated Bylaws dated as of May 1, 2007 incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 7, 2007.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc., and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003, filed on November 19, 2003.

4.5	Supplemental Indenture No. 3 dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to Form 8-K filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006.

4.9	Supplemental Indenture No. 7 dated as of March 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.9 to Form 10-Q for the quarter ended September 31, 2007, filed on April 30, 2007.

4.10	Supplemental Indenture No. 8 dated as of May 7, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended June 30, 2007, filed on August 1, 2007.

4.11	Supplemental Indenture No. 9 dated as of September 6, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

4.12	Supplemental Indenture No. 10 dated as of November 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.1	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003, filed on August 13, 2003.

10.2	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.3	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.4	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.5	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc., and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.6	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc., and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.7	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc., and Friedman, Billings, Ramsey & Co., Inc , incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.8	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc., and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004.

10.9	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004.

10.10	Agreement, dated ‘February 14, 2005, between CONSOL Energy Inc., and P. Jerome Richey incorporated by reference to Exhibit 10.58 to Form 8-K filed on March 4, 2005.

10.11	Amended and Restated CONSOL Energy Inc. Equity Incentive Plan, incorporated by reference to Appendix A to Schedule 14A filed on March 30, 2007.

10.12	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.65 to Form 8-K filed on June 9, 2005.

10.13	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K filed on August 12, 2005.

10.14	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K filed on August 12, 2005.

10.15	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K filed on August 12, 2005.

10.16	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K filed on August 12, 2005.

10.17	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K filed on August 12, 2005.

10.18	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K filed on August 12, 2005.

10.19	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K filed on August 12, 2005.

10.20	Change in Control Agreement of P. Jerome Richey, dated as of August 12, 2005, incorporated by reference to Exhibit 10.79 to the Form 8-K filed on August 18, 2005.

10.21	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K filed on August 19, 2005.

10.22	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K filed on October 13, 2005.

10.23	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K filed on October 24, 2005.

10.24	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901). filed on March 15, 2006.

10.25	Form of Non-Qualified Stock Option Award Agreement for Employees, incorporated by reference to Exhibit 10.91 to the Form 8-K filed on February 24, 2006.

10.26	Form of Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.92 to the Form 8-K filed on February 24, 2006.

10.27	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.93 to the Form 8-K filed on February 24, 2006.

10.28	Form of Change in Control Agreement for Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.61 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.29	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K filed on May 8, 2006.

10.30	Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc., incorporated by reference to Exhibit 10.102 to Form 10-K for the year ended December 31, 2006 (file no. 001-14901), filed on February 20, 2007.

10.31	First Amendment to Purchase and Sale Agreement dated as of April 30, 2007, entered into among CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc., each an “Originator” and CNX Funding Corporation.

10.32	Second Amendment to Purchase and Sale Agreement dated as of November 16, 2007, entered into among CONSOL Energy Inc. (“CONSOL Energy”), CONSOL Energy Sales Company, CONSOL of Kentucky Inc., Consol Pennsylvania Coal Company LLC, Consolidation Coal Company, Island Creek Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc. (each an “Existing Originator”) and collectively the “Existing Originators”), Fola Coal Company, LLC., Little Eagle Coal Company, LLC., Mon River Towing, Inc., Terry Eagle Coal Company, LLC., Tri-River Fleeting Harbor Service, Inc., and Twin Rivers Towing Company (each, a “New Originator” and collectively the “New Originators”; the Existing Originators and the New Originators, each an “Originator” and collectively, the “Originators”), Windsor Coal Company (the “Released Originator”) and CNX Funding Corporation.

10.33	Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2007, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Marine Terminals Inc., Market Street Funding LLC, Liberty Street Funding LLC, PNC Bank, National Association, and the Bank of Nova Scotia.

10.34	First Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of May 9, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank.

10.35	Second Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of July 27, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer (in such capacity, the “Servicer”), the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank.

10.36	Third Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of November 16, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various new sub-servicers listed on the signature pages of the Amendment, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages hereto and PNC Bank, National Association, as Administrator and as LC Bank.

10.37	Amended and Restated Credit Agreement, dated as of June 27, 2007 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), The Bank of Nova Scotia, Bank of America, N.A., and Union Bank of California, N.A., each in its capacity as a co-syndication agent, and PNC Bank, National Association and Citicorp North America, Inc., in their capacity as co- administrative agents for the Lenders under the Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 3, 2007.

10.38	Amended and Restated Collateral Trust Agreement (“Agreement”) dated as of June 27, 2007, by and among CONSOL Energy Inc., (the “Borrower”), certain subsidiaries of the Borrower which have joined the Agreement, Wilmington Trust Company, not in its individual capacity but solely as corporate trustee, and David A. Vanaskey, not in his individual capacity but solely as individual trustee, as trustees for the Secured Parties.

10.39	Continuing Agreement of Guaranty and Suretyship (“Guaranty”), dated as of June 30, 2004, jointly and severally given by each of the undersigned thereto and each of the other Persons which become Guarantors thereunder from time to time (each a “Guarantor” and collectively the “Guarantors”) in favor of PNC Bank, National Association, as paying agent for the Lenders (the “Paying Agent”), in connection with that certain Credit Agreement as defined therein.

10.40	Amended and Restated Pledge Agreement, dated as of June 27, 2007 made and entered into by each of the pledgors listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption, or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as collateral trustee for the equal and ratable benefit of the Secured Parties (as defined therein) pursuant to the Collateral Trust Agreement.

10.41	Amended and Restated Security Agreement dated as of June 27, 2007, entered into by and between CONSOL Energy Inc., and each of the other parties listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as the collateral trustee for the equal and ratable benefit of the Secured Parties pursuant to the Collateral Trust Agreement.

10.42	Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.106 to Form 10-Q for the quarter ended June 30, 2007 filed on August 1, 2007.

10.43	Amended and Restated Long-Term Incentive Program (2007-09).

10.44	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007.

10.45	Letter Agreement, effective as of July 25, 2007, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2007.

10.46	Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

10.47	Agreement, dated September 12, 2007, by and between CONSOL Energy Inc. and Bart Hyita, regarding CONSOL Energy Inc. Supplemental Retirement Plan, incorporated by reference to Exhibit 10.112 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.48	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.111 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.49	Amended and Restated 2004 CONSOL Energy Inc. Directors’ Deferred Fee Plan.

10.50	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan.

10.51	CONSOL Energy Inc. 1999 Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.67 to Form 8-K filed on August 1, 2005.

10.52	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.68 to Form 8-K filed on August 1, 2005.

10.53	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan.

10.54	Amended and Restated Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct and Ethics, as amended, incorporated by reference to Exhibit 10.86 to Form 8-K filed on October 24, 2005.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of February, 2008.

CONSOL ENERGY INC.

By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 19th day of February, 2008, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JOHN L. WHITMIRE John L. Whitmire	Chairman of the Board

/s/ J. BRETT HARVEY J. Brett Harvey	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM J. LYONS William J. Lyons	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/s/ PATRICIA A. HAMMICK Patricia A. Hammick	Director

/s/ JAMES E. ALTMEYER, SR. James E. Altmeyer, Sr.	Director

/s/ WILLIAM E. DAVIS William E. Davis	Director

/s/ WILLIAM P. POWELL William P. Powell	Director

/s/ JOSEPH T. WILLIAMS Joseph T. Williams	Director

/s/ RAJ K. GUPTA Raj K. Gupta	Director

/s/ DAVID C. HARDESTY David C. Hardesty	Director

/s/ JOHN T. MILLS John T. Mills	Director

EXHIBIT INDEXES:

(A) (1)	Financial Statements Contained in Item 8 hereof.

(A) (2)	Financial Statement Schedule—Schedule II Valuation and qualifying accounts.

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2006.

3.2	Third Amended and Restated Bylaws dated as of May 1, 2007 incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 7, 2007.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc., and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003, filed on November 19, 2003.

4.5	Supplemental Indenture No. 3 dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to Form 8-K filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006.

4.9	Supplemental Indenture No. 7 dated as of March 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.9 to Form 10-Q for the quarter ended September 31, 2007, filed on April 30, 2007.

4.10	Supplemental Indenture No. 8 dated as of May 7, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended June 30, 2007, filed on August 1, 2007.

4.11	Supplemental Indenture No. 9 dated as of September 6, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

4.12	Supplemental Indenture No. 10 dated as of November 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.1	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003, filed on August 13, 2003.

10.2	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.3	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.42 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.4	Form of Amendment to Change in Control Severance Agreement, dated as of July 21, 2003, by and between CONSOL Energy Inc. and each of William J. Lyons, Peter B. Lilly and Ronald E. Smith, incorporated by reference to Exhibit 10.44 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.5	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc., and Peter B. Lilly, incorporated by reference to Exhibit 10.47 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.6	Change in Control Severance Agreement, dated July 21, 2003, by and between CONSOL Energy Inc., and William J. Lyons, incorporated by reference to Exhibit 10.48 to Form 10-K for the year ended December 31, 2003 (file no. 001-14901), filed on March 12, 2004.

10.7	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc., and Friedman, Billings, Ramsey & Co., Inc, incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.8	Chairman’s Agreement, dated as of April 27, 2004, between CONSOL Energy Inc., and John Whitmire, incorporated by reference to Exhibit 10.52 to Form 10-Q for the quarter ended March 31, 2004, filed on May 7, 2004.

10.9	Form of CONSOL Energy Inc. Equity Incentive Plan Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.54 to Form 10-Q for the quarter ended June 30, 2004, filed on August 5, 2004.

10.10	Agreement, dated ‘February 14, 2005, between CONSOL Energy Inc., and P. Jerome Richey incorporated by reference to Exhibit 10.58 to Form 8-K filed on March 4, 2005.

10.11	Amended and Restated CONSOL Energy Inc. Equity Incentive Plan, incorporated by reference to Appendix A to Schedule 14A filed on March 30, 2007.

10.12	Employment Agreement, dated June 3, 2005, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.65 to Form 8-K filed on June 9, 2005.

10.13	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K filed on August 12, 2005.

10.14	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K filed on August 12, 2005.

10.15	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K filed on August 12, 2005.

10.16	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K filed on August 12, 2005.

10.17	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K filed on August 12, 2005.

10.18	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K filed on August 12, 2005.

10.19	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K filed on August 12, 2005.

10.20	Change in Control Agreement of P. Jerome Richey, dated as of August 12, 2005, incorporated by reference to Exhibit 10.79 to the Form 8-K filed on August 18, 2005.

10.21	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K filed on August 19, 2005.

10.22	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K filed on October 13, 2005.

10.23	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K filed on October 24, 2005.

10.24	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901). filed on March 15, 2006.

10.25	Form of Non-Qualified Stock Option Award Agreement for Employees, incorporated by reference to Exhibit 10.91 to the Form 8-K filed on February 24, 2006.

10.26	Form of Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.92 to the Form 8-K filed on February 24, 2006.

10.27	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.93 to the Form 8-K filed on February 24, 2006.

10.28	Form of Change in Control Agreement for Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.61 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.29	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K filed on May 8, 2006.

10.30	Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc., incorporated by reference to Exhibit 10.102 to Form 10-K for the year ended December 31, 2006 (file no. 001-14901), filed on February 20, 2007.

10.31	First Amendment to Purchase and Sale Agreement dated as of April 30, 2007, entered into among CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc., each an “Originator” and CNX Funding Corporation.

10.32	Second Amendment to Purchase and Sale Agreement dated as of November 16, 2007, entered into among CONSOL Energy Inc. (“CONSOL Energy”), CONSOL Energy Sales Company, CONSOL of Kentucky Inc., Consol Pennsylvania Coal Company LLC, Consolidation Coal Company, Island Creek Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc. (each an “Existing Originator”) and collectively the “Existing Originators”), Fola Coal Company, LLC., Little Eagle Coal Company, LLC., Mon River Towing, Inc., Terry Eagle Coal Company, LLC., Tri-River Fleeting Harbor Service, Inc., and Twin Rivers Towing Company (each, a “New Originator” and collectively the “New Originators”; the Existing Originators and the New Originators, each an “Originator” and collectively, the “Originators”), Windsor Coal Company (the “Released Originator”) and CNX Funding Corporation.

10.33	Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2007, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Marine Terminals Inc., Market Street Funding LLC, Liberty Street Funding LLC, PNC Bank, National Association, and the Bank of Nova Scotia.

10.34	First Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of May 9, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank.

10.35	Second Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of July 27, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer (in such capacity, the “Servicer”), the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank.

10.36	Third Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of November 16, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various new sub-servicers listed on the signature pages of the Amendment, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages hereto and PNC Bank, National Association, as Administrator and as LC Bank.

10.37	Amended and Restated Credit Agreement, dated as of June 27, 2007 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), The Bank of Nova Scotia, Bank of America, N.A., and Union Bank of California, N.A., each in its capacity as a co-syndication agent, and PNC Bank, National Association and Citicorp North America, Inc., in their capacity as co- administrative agents for the Lenders under the Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 3, 2007.

10.38	Amended and Restated Collateral Trust Agreement (“Agreement”) dated as of June 27, 2007, by and among CONSOL Energy Inc., (the “Borrower”), certain subsidiaries of the Borrower which have joined the Agreement, Wilmington Trust Company, not in its individual capacity but solely as corporate trustee, and David A. Vanaskey, not in his individual capacity but solely as individual trustee, as trustees for the Secured Parties.

10.39	Continuing Agreement of Guaranty and Suretyship (“Guaranty”), dated as of June 30, 2004, jointly and severally given by each of the undersigned thereto and each of the other Persons which become Guarantors thereunder from time to time (each a “Guarantor” and collectively the “Guarantors”) in favor of PNC Bank, National Association, as paying agent for the Lenders (the “Paying Agent”), in connection with that certain Credit Agreement as defined therein.

10.40	Amended and Restated Pledge Agreement, dated as of June 27, 2007 made and entered into by each of the pledgors listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption, or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as collateral trustee for the equal and ratable benefit of the Secured Parties (as defined therein) pursuant to the Collateral Trust Agreement.

10.41	Amended and Restated Security Agreement dated as of June 27, 2007, entered into by and between CONSOL Energy Inc., and each of the other parties listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as the collateral trustee for the equal and ratable benefit of the Secured Parties pursuant to the Collateral Trust Agreement.

10.42	Short-Term Incentive Compensation Plan, as amended and restated, incorporated by reference to Exhibit 10.106 to Form 10-Q for the quarter ended June 30, 2007 filed on August 1, 2007.

10.43	Amended and Restated Long-Term Incentive Program (2007-09).

10.44	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007.

10.45	Letter Agreement, effective as of July 25, 2007, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2007.

10.46	Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

10.47	Agreement, dated September 12, 2007, by and between CONSOL Energy Inc. and Bart Hyita, regarding CONSOL Energy Inc. Supplemental Retirement Plan, incorporated by reference to Exhibit 10.112 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.48	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.111 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.49	Amended and Restated 2004 CONSOL Energy Inc. Directors’ Deferred Fee Plan.

10.50	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan.

10.51	CONSOL Energy Inc. 1999 Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.67 to Form 8-K filed on August 1, 2005.

10.52	June 2005 Amendment to 1999 CONSOL Energy Inc. Directors Deferred Compensation Plan incorporated by reference to Exhibit 10.68 to Form 8-K filed on August 1, 2005.

10.53	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan.

10.54	Amended and Restated Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct and Ethics, as amended, incorporated by reference to Exhibit 10.86 to Form 8-K filed on October 24, 2005.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ralph E. Davis Associates, Inc.

23.3	Consent of Schlumberger Data and Consulting Services

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SCHEDULE II

CONSOL ENERGY INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Expense	Charged to Deferred Tax Asset	Release of Valuation Allowance
State operating loss carry-forwards	$38,237	$—	$—	$(1,452)	$36,785
Deferred deductible temporary differences	27,847	—	—	(4,724)	23,123

	$66,084	$—	$—	$(6,176)	$59,908