Form 10-Q
period 2008-03-31
CONSOL ENERGY INC
filed 2008-04-30
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐     Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 15, 2008
Common stock, $0.01 par value	182,769,860

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED	FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Sales—Outside	$886,325	$833,100
Sales—Gas Royalty Interests	16,504	12,182
Sales—Purchased Gas	3,539	1,159
Freight—Outside	44,744	43,633
Other Income	74,619	25,111

Total Revenue and Other Income	1,025,731	915,185
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	636,728	519,249
Gas Royalty Interests’ Costs	16,074	10,638
Purchased Gas Costs	3,421	1,019
Freight Expense	44,744	43,633
Selling, General and Administrative Expense	30,470	26,009
Depreciation, Depletion and Amortization	92,728	76,789
Interest Expense	10,176	7,263
Taxes Other Than Income	71,606	68,278

Total Costs	905,947	752,878

Earnings Before Income Taxes and Minority Interest	119,784	162,307
Income Taxes	35,553	42,934

Earnings Before Minority Interest	84,231	119,373
Minority Interest	(9,149)	(6,111)

Net Income	$75,082	$113,262

Basic Earnings Per Share	$0.41	$0.62

Dilutive Earnings Per Share	$0.41	$0.61

Weighted Average Number of Common Shares Outstanding:
Basic	182,572,985	182,371,296

Dilutive	185,192,551	184,815,136

Dividends Paid Per Share	$0.10	$0.07

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$62,775	$41,651
Accounts and Notes Receivable:
Trade	224,002	180,545
Other Receivables	99,518	69,771
Inventories	184,360	163,193
Deferred Income Taxes	158,467	130,820
Recoverable Income Taxes	12,098	19,090
Prepaid Expenses	62,933	78,085

Total Current Assets	804,153	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	9,062,145	8,945,312
Less—Accumulated Depreciation, Depletion and Amortization	4,011,091	3,980,270

Total Property, Plant and Equipment—Net	5,051,054	4,965,042
Other Assets:
Deferred Income Taxes	387,223	374,811
Investment in Affiliates	66,104	94,866
Other	79,237	90,216

Total Other Assets	532,564	559,893

TOTAL ASSETS	$6,387,771	$6,208,090

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$218,510	$238,312
Short-Term Notes Payable	280,000	247,500
Current Portion of Long-Term Debt	18,786	18,283
Other Accrued Liabilities	602,752	512,302

Total Current Liabilities	1,120,048	1,016,397
Long-Term Debt:
Long-Term Debt	411,256	398,077
Capital Lease Obligations	86,610	90,848

Total Long-Term Debt	497,866	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,383,283	2,336,809
Pneumoconiosis Benefits	178,848	171,896
Mine Closing	408,050	399,633
Workers’ Compensation	130,195	118,356
Deferred Revenue	—	3,162
Salary Retirement	73,597	67,392
Reclamation	31,898	34,317
Other	186,846	193,666

Total Deferred Credits and Other Liabilities	3,392,717	3,325,231
Minority Interest	164,178	163,118

Total Liabilities and Minority Interest	5,174,809	4,993,671
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 185,126,526 Issued and 182,726,354 Outstanding at March 31, 2008; 185,126,526 Issued and 182,291,623 Outstanding at December 31, 2007	1,851	1,851
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	980,993	966,544
Retained Earnings	775,707	766,536
Other Comprehensive Loss	(459,637)	(419,284)
Common Stock in Treasury, at Cost—2,400,172 Shares at March 31, 2008 and 2,834,903 Shares at December 31, 2007	(85,952)	(101,228)

Total Stockholders’ Equity	1,212,962	1,214,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,387,771	$6,208,090

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance—December 31, 2007	$1,851	$966,544	$766,536	$(419,284)	$(101,228)	$1,214,419

(Unaudited)
Net Income	—	—	75,082	—	—	75,082
Treasury Rate Lock (Net of ($12) tax)	—	—	—	(21)	—	(21)
Amortization of prior service costs and actuarial gains (loss) (Net of ($53) tax)	—	—	—	(87)	—	(87)
Minority Interest in Other Comprehensive Income and Stock-based Compensation of CNX Gas	—	—	—	9,017	—	9,017
Gas Cash Flow Hedge (Net of ($29,688) tax)	—	—	—	(49,175)	—	(49,175)

Comprehensive Income (Loss)	—	—	75,082	(40,266)	—	34,816
Cumulative Effect of FASB 158 Measurement Adoption (net of $22,951 tax)	—	—	(37,647)	(87)	—	(37,734)
Issuance of Treasury Stock	—	—	(10,009)	—	15,279	5,270
Purchases of Treasury Stock	—	—	—	—	(3)	(3)
Tax Benefit from Stock-Based Compensation	—	9,521	—	—	—	9,521
Amortization of Stock-Based Compensation Awards	—	4,928	—	—	—	4,928
Dividends ($0.10 per share)	—	—	(18,255)	—	—	(18,255)

Balance—March 31, 2008	$1,851	$980,993	$775,707	$(459,637)	$(85,952)	$1,212,962

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net Income	$75,082	$113,262
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	92,728	76,789
Stock-based Compensation	5,658	11,539
Gain on the Sale of Assets	(7,286)	(3,515)
Change in Minority Interest	9,149	6,111
Amortization of Mineral Leases	2,087	1,454
Deferred Income Taxes	14,428	17,646
Equity in Earnings of Affiliates	(1,355)	(879)
Changes in Operating Assets:
Accounts Receivable Securitization	11,400	—
Accounts and Notes Receivable	(81,648)	(35,669)
Inventories	(21,167)	(24,179)
Prepaid Expenses	3,091	7,184
Changes in Other Assets	13,341	13,442
Changes in Operating Liabilities:
Accounts Payable	(13,816)	(17,143)
Other Operating Liabilities	3,487	17,435
Changes in Other Liabilities	38,837	(930)
Other	2,077	820

Net Cash Provided by Operating Activities	146,093	183,367

Investing Activities:
Capital Expenditures	(176,342)	(150,219)
Net Investment in Equity Affiliates	1,536	(1,802)
Proceeds from Sales of Assets	15,803	3,735

Net Cash Used in Investing Activities	(159,003)	(148,286)

Financing Activities:
Proceeds from (Payments on) Miscellaneous Borrowings	5,001	(4,485)
Proceeds from Short-Term Borrowings	32,500	—
Tax Benefit from Stock-Based Compensation	9,521	911
Dividends Paid	(18,255)	(12,775)
Issuance of Treasury Stock	5,270	1,065
Purchases of Treasury Stock	(3)	(25,618)

Net Cash Provided by (Used in) Financing Activities	34,034	(40,902)

Net Increase (Decrease) in Cash and Cash Equivalents	21,124	(5,821)
Cash and Cash Equivalents at Beginning of Period	41,651	223,883

Cash and Cash Equivalents at End of Period	$62,775	$218,062

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2007 included in CONSOL Energy’s Form 10-K.

Certain reclassifications of 2007 data have been made to conform to the three months ended March 31, 2008 classifications.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 385,653 shares and 1,485,041 shares of common stock were outstanding for the three month period ended March 31, 2008 and 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Additionally, unvested restricted stock units and unvested performance share units of 61,246 and 41,581, respectively, were outstanding for the three month period ended March 31, 2008, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options exercised during the three month periods ended March 31, 2008 and 2007 were 392,637 shares and 95,475 shares, respectively. The weighted average exercise price per share of the options exercised during the three month periods ended March 31, 2008 and 2007 was $14.58 and $11.16, respectively. Additionally, during the three month period ended March 31, 2008, 48,538 fully vested restricted stock awards were released.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended March 31,
	2008	2007
Net Income	$75,082	$113,262

Average shares of common stock outstanding:
Basic	182,572,985	182,371,296
Effect of share based payments	2,619,566	2,443,840

Dilutive	185,192,551	184,815,136

Earnings per share:
Basic	$0.41	$0.62

Dilutive	$0.41	$0.61

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In February 2008, CONSOL Energy, through a subsidiary, completed a sale of the Mill Creek Mining Complex located in Kentucky. The sales agreement called for the transfer of all of the assets comprising the complex upon execution. Cash proceeds from the sale were $14,649, with our basis in the assets being $9,934. Accordingly, a gain of $4,715 was recorded on the transaction.

In December 2007, CONSOL Energy, through a subsidiary, completed a sale/lease-back of 35 river barges. Cash proceeds from the sale were $16,895, with our basis in the equipment being $16,951. Accordingly, a loss of $56 was recorded on the transaction. The lease has been accounted for as an operating lease. The lease term is fourteen years.

In October 2007, CONSOL Energy, through a subsidiary, acquired 100% of the outstanding shares in an oil and gas company for a cash payment of $12,385 which was principally allocated to property, plant and equipment. The acquired company is in the business of owning, operating and producing oil and gas wells and related pipelines. The acquired assets consisted of gas wells, equipment and connecting pipelines utilized in well operations. The acquisition was accounted for under the guidance of Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.”

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

The AMVEST acquisition, when combined with CONSOL Energy’s adjacent coal reserves, creates a large contiguous block of coal reserves in the Central Appalachian region. Also included in the acquisition was a highly-skilled workforce proficient in Central Appalachian surface mining. This workforce, combined with CONSOL Energy’s underground mining expertise, will allow us to build and transfer knowledge among operations to focus the best skill sets to development requirements of the various parts of this reserve block.

The unaudited pro forma results for the three months ended March 31, 2007, assuming the acquisition had occurred at January 1, 2007 are estimated to be:

Revenue	$973,960

Earnings Before Taxes	$165,209

Net Income	$115,387

Basic Earnings Per Share	$0.63

Dilutive Earnings Per Share	$0.62

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2007, nor are they necessarily indicative of future consolidated results.

In July 2007, CONSOL Energy, through a subsidiary, completed the acquisition of Piping & Equipment, Inc. for a cash payment, net of cash acquired, of $16,914. Piping & Equipment, Inc. is a pipe, valve and fittings supplier with eight locations in Florida, Alabama, Louisiana and Texas. The fair value of merchandise for resale acquired in this acquisition was $8,481 and was included in inventory on the Consolidated Balance Sheets. The pro forma results for this acquisition are not significant to CONSOL Energy’s financial results.

During the year ended December 31, 2007, CONSOL Energy purchased $10,000 of CNX Gas stock on the open market at an average price of $26.87 per share. The purchase of these 372,000 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.5% to 81.7%.

In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia with Peabody Energy for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets,” and resulted in a pre-tax gain of $50,060.

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

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service costs	$2,438	$2,753	$2,639	$2,747
Interest costs	8,257	7,138	39,959	34,791
Expected return	(8,418)	(7,624)	—	—
Amortization of prior service credits	(278)	(278)	(12,156)	(12,750)
Recognized net actuarial loss	4,182	3,122	15,376	15,308
Settlement loss	—	3,192	—	—

Net periodic cost	$6,181	$8,303	$45,818	$40,096

CONSOL Energy adopted the measurement provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), on January 1, 2008. As a result of this adoption, the Company recognized an increase of $2,278 and $42,599 in the liabilities for pension and other postretirement benefits, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

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

For the three month period ended March 31, 2008, $152 of contributions to pension trusts and pension benefits have been paid from operating cash flows. CONSOL Energy presently anticipates contributing a total of approximately $27,000 to the pension trust in 2008.

We do not expect to contribute to the other post employment benefit plan in 2008. We intend to pay benefit claims as they become due. For the three month period ended March 31, 2008, $35,958 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Service costs	$1,259	$1,410	$7,257	$7,415
Interest costs	2,937	2,850	2,082	2,078
Amortization of actuarial gain	(6,027)	(5,774)	(1,235)	(988)
Legal and administrative costs	675	675	806	815
State administrative fees and insurance bond premiums	—	—	1,293	2,218

Net periodic (benefit) cost	$(1,156)	$(839)	$10,203	$11,538

CONSOL Energy adopted the measurement provisions of Statement of Financial Accounting Standard No. 158, on January 1, 2008. As a result of this adoption, the Company recognized an increase of $4,871 and $10,146 in the liabilities for coal workers’ pneumoconiosis and workers’ compensation, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

CONSOL Energy does not expect to contribute to the CWP plan in 2008. We intend to pay benefit claims as they become due. For the three months ended March 31, 2008, $2,715 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2008. We intend to pay benefit claims as they become due. For the three months ended March 31, 2008, $9,723 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31
	2008		2007
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$41,924	35.0%	$56,807	35.0%
Excess tax depletion	(10,409)	(8.7)	(18,695)	(11.5)
Effect of Domestic Production Activities Deduction	(1,377)	(1.2)	(1,266)	(0.8)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	299	0.3	479	0.3
Net effect of state tax	4,264	3.6	5,195	3.2
Other	852	0.7	414	0.3

Income Tax Expense / Effective Rate	$35,553	29.7%	$42,934	26.5%

CONSOL Energy adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. There were no additions to the liability for unrecognized tax benefits during the three months ending March 31, 2008 and March 31, 2007.

The total amounts of unrecognized tax benefits as of March 31, 2008 and March 31, 2007 were approximately $63,521 and $50,194, respectively. If these unrecognized tax benefits were recognized approximately $12,900 and $10,000, respectively, would affect CONSOL Energy’s effective tax rate.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U.S. federal, various states and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2002. The Internal Revenue Service is in the process of concluding its fieldwork in the examination of CONSOL Energy’s U.S. 2004 and 2005 income tax returns. Within the next twelve months, CONSOL Energy expects to conclude this examination and remit payment of the resulting tax deficiencies to Federal and state taxing authorities. The amount of these deficiencies cannot be estimated at this time, however the Company believes that the amount of the liabilities related to unrecognized tax benefits recorded for these periods is adequate. Consequently, the resolution of the IRS’ examination of the Company’s 2004 and 2005 tax returns should have no further impact on net income during the next twelve-month period. During the period ended March 31, 2008, CONSOL Energy classified Federal and state unrecognized tax benefits relating to the 2004 and 2005 tax returns of $25,653 and $5,443, respectively, as current liabilities in its financial statements. The Company also classified interest expense relating to the two-year audit period of $3,828 as a current liability.

The results of the examination of the Company’s 2002 and 2003 tax returns currently under review by the Appeals Division of the IRS will be concluded in the second quarter of 2008. The Company anticipates that a payment of approximately $1,612 of interest will be made as a result of the settlement of an issue relating to the proper year of deducting certain operating costs.

The statute of limitations will expire for a tax period in one of the states in which the Company conducts business, within the next twelve months. At this time the taxing jurisdiction has not commenced an examination of the Company’s tax return filed for this period. Consequently, the amount of the tax payment to be made regarding this year cannot be projected at this time; however, the Company believes that the impact of the expiration of the statute of limitations in this state is insignificant to its financial statements.

CONSOL Energy recognizes interest expense related to unrecognized tax benefits as a component of interest expense. As of March 31, 2008 and March 31, 2007, the Company accrued interest of approximately $9,297 and $5,965, respectively, for interest related to uncertain tax positions. The accrued interest for the three month periods ending March 31, 2008 and March 31, 2007 include $792 and $1,131, respectively, of interest expense recorded in the Company’s statement of income related to unrecognized tax benefits.

CONSOL Energy recognizes penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008 and March 31, 2007 CONSOL Energy had an accrued liability of approximately $1,200 for tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	March 31, 2008	December 31, 2007
Coal	$67,157	$45,614
Merchandise for resale	24,387	25,418
Supplies	92,816	92,161

Total Inventories	$184,360	$163,193

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive on a revolving basis, up to $165,000. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At March 31, 2008, there were no letters of credit outstanding against the facility.

CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. This retained interest, which is included in Accounts and Notes Receivable Trade in the Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such receivables, our collection experience history and the composition of the designated pool of trade accounts receivable that are part of this program, the fair value of our retained interest approximates the total amount of the designated pool of accounts receivable reduced by the amount of accounts receivables sold to the third-party financial institutions under the program. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $1,577 and $77 for the three month periods ended March 31, 2008 and 2007, respectively. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012.

At March 31, 2008 and 2007, eligible accounts receivable totaled approximately $144,300 and $133,300, respectively. The subordinated retained interest approximated $7,500 and $133,300 at March 31, 2008 and 2007, respectively. Accounts receivables totaling $136,800 were removed from the Consolidated Balance Sheet at March 31, 2008. At March 31, 2007, no accounts receivable were removed from the Consolidated Balance Sheet because CNX Funding retained the total eligible accounts receivable. CONSOL Energy’s $11,400 increase in the accounts receivable securitization program for the quarter ended March 31, 2008 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	March 31, 2008	December 31, 2007
Coal & other plant and equipment	$4,258,499	$4,249,698
Coal properties and surface lands	1,246,862	1,313,440
Gas properties and related development	981,658	889,057
Gas gathering equipment	618,344	596,171
Airshafts	585,651	582,028
Leased coal lands	500,310	458,216
Mine development	498,698	490,876
Coal advance mining royalties	370,165	363,072
Gas advance mining royalties	1,958	2,754

Total property, plant and equipment	9,062,145	8,945,312
Less: Accumulated depreciation, depletion and amortization	4,011,091	3,980,270

Total Net Property, Plant & Equipment	$5,051,054	$4,965,042

NOTE 9—DEBT:

CONSOL Energy has a five-year, $1,000,000 senior secured credit facility. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 11.23 to 1.00 at March 31, 2008. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio covenant was 1.73 to 1.00 at March 31, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At March 31, 2008, the $1,000,000 facility had borrowings of $280,000 outstanding and $263,754 of letters of credit outstanding, leaving $456,246 of capacity available for borrowings and the issuance of letters of credit.

In October 2005, CNX Gas entered into a five-year $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.16 to 1.00 at March 31, 2008. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 57.57 to 1.00 at March 31, 2008. At March 31, 2008, the CNX Gas credit agreement had no borrowings outstanding and $14,933 of letters of credit outstanding, leaving $185,067 of capacity available for borrowings and the issuance of letters of credit.

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

On January 30, 2008, the Pennsylvania Department of Conservation and Natural Resources filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The matter was the subject of a mediation process with an independent, neutral mediator prior to the filing of the Complaint. That process terminated with no resolution and the Commonwealth then filed its Complaint. The Commonwealth claims that the Company’s underground longwall mining activities in the Summer of 2005 in Greene County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly under its role of Parens Patrie to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs, and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud, the last claim seeking punitive damages. The Company has not yet filed its answer to the Complaint, but has filed preliminary motions regarding the propriety of the claims filed by the

Commonwealth. The Company believes it was not responsible for the damage to the dam, that there exist numerous grounds upon which to attack the propriety of the claims, and it will vigorously defend the case. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three months ended March 31, 2008 and the year ended December 31, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. The current estimated cost of remedial action including payment of the EPA’s past and future cost is approximately $30,000. There was no expense recognized in the three months ended March 31, 2008. CONSOL Energy funded $1,440 in the three months ended March 31, 2008 to an independent trust established for this remediation. CONSOL Energy has funded $5,199 since inception of the independent trust established for this remediation. The remaining liability of $4,402 is included in Other Accrued Liabilities at March 31, 2008. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. CONSOL Energy’s portion of probable recoveries are estimated to be $3,420, of which $16 has been collected to date. Accordingly, an asset has been included in Other Assets for these claims. CONSOL Energy expects the majority of payments related to this liability to be made over the next nine months. In addition, the EPA has advised the PRPs that it has completed its investigation of additional areas of potential contamination allegedly related to the Ward Transformer site and published the proposed remedial action plan for public comment. Special notice letters to PRPs have not yet been completed. We are currently working with the EPA in an effort to have special notice letters sent to a large group of PRPs, of which it is probable we will be named. No expense was recognized in the three months ended March 31, 2008 related to the additional areas of Ward Transformer. The $1,000 previously recognized liability related to these areas is included in Other Accrued Liabilities at March 31, 2008. Until the remediation determination is completed, a specific range of potential exposure is not possible to estimate. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims.

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

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claimed the water would adversely affect its remaining coal reserves and coalbed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Court for a temporary restraining order prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Court denied. Subsequently, the court entered an order declaring the parties’ rights under lease, deciding that CCC has the right to store water in the VP3 mine void and dismissed the action. The Virginia Supreme Court allowed an appeal of that order, heard oral arguments on the appeal, and a decision is imminent. We believe that CCC has the right to deposit the water in that void area. CCC intends to vigorously defend any appeal of this action; consequently, we have not recognized any liability related to this action. However, if an injunction were to be issued, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CCC has obtained revision to its environmental permit from the Division of Mined Land Reclamation (“DMLR”) of the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3, and to permit it in the future to discharge water into the nearby Levisa River under controlled conditions. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia, Buchanan County, and others have requested the DMME to reconsider the permit revisions issued by DMLR. Requests for temporary relief to prevent CCC from constructing and operating pursuant to the permit revisions pending a final hearing before the DMME have been rejected by the Director of the DMME. The hearing to be conducted by the Director of the DMME through a Hearing Officer appointed by the Supreme Court of Virginia has not yet been scheduled. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia seeking to enjoin DMLR and DMME from issuing the permit revisions, which were ultimately issued in September 2006 and are the subject of the administrative appeal to the Director of DMME described above. The Levisa Action plaintiff filed a nearly identical action. DMME filed demurrers, but no hearing has been conducted since the DMME issued the permit in September 2006.

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

CNX Gas, an 81.7% owned subsidiary, is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia. CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating or maintaining its pipeline on the property. The court stayed the portion of its order that required GeoMet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. GeoMet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the circuit court’s order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. The remaining portions of the May 23, 2007 order have been certified for interlocutory appeal to the Virginia Supreme Court and the appeal is pending in the Virginia Supreme Court. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. We cannot predict the ultimate outcome of this litigation; however, payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CNX Gas.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead price (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.

In October 2005, CDX Gas, LLC alleged that certain of our vertical to horizontal CBM drilling methods infringe several patents which they own. CDX demanded that we enter into a business arrangement with CDX to use its patented technology. Alternatively, CDX informally demanded a royalty of nine to ten percent of the gross production from the wells we drill utilizing the technology allegedly covered by their patents. A number of our wells, particularly in Northern Appalachia, could be covered by their claim. We deny all of these allegations and we are vigorously contesting them. On November 14, 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania, seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. A hearing was held before a court-appointed special master with regard to the scope of the asserted CDX patents and the special master’s report and recommendations was adopted by order of the court on October 13, 2006. As a result of that order and subject to appellate review, certain of our wells may be found to infringe certain of the CDX claims of the patents in suit, if those patents are ultimately determined to be valid and enforceable. The report of CDX’s damages expert suggests that CDX will seek (i) reasonable royalty damages on production from allegedly infringing wells at a royalty rate of 10%, or approximately $1,900 based on projected production through June 2007, and (ii) “lost profits” damages of approximately $23,600 for allegedly infringing wells drilled though August 2006, which assumes that CNX Gas would have no choice but to have entered into a joint operating arrangement with CDX. We believe that there is no valid basis in the law as applied to the facts of this case for this “lost profits” theory. Further, if infringement were to be found of a valid, enforceable claim of a CDX patent, the report of CNX Gas’ damages expert indicates that any potential damages award would be based on a royalty of 5%, or approximately $400 for wells drilled through June 2007. An updated damages report was recently provided by CDX to CNX to account for additional accused wells that have been drilled on behalf of CNX, the details of which are currently being reviewed by CNX’s damage expert. Cross-motions for summary judgment as to infringement, invalidity and unenforceability were filed and briefed by CNX Gas and CDX and were before a special master for decision in the form of a report and recommendation to the District Court. The special master issued his report and recommendation on November 19, 2007, denying both the CNX and CDX motions for summary judgment in view of what he identified as genuine issues of material fact. The special master did, however, find that CNX had “produced sufficient evidence to call into serious question the validity and enforceability” of the CDX patents-in-suit. A jury trial has been set by the court for May 5, 2008 on a single, limited issue as to the validity of the CDX patents involved in the suit. We continue to believe that we do not infringe any properly construed claim of any valid, enforceable patent. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CNX Gas.

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

On March 28, 2007, the assigned operators, including the subsidiaries of CONSOL Energy, and the Combined Fund entered into a settlement agreement that resolved all issues relating to the calculation and imposition of the higher per beneficiary premium rate. The settlement agreement provides for full reimbursement of the higher per beneficiary premium rate calculated and imposed on the subsidiaries of CONSOL Energy and for the payment of interest on all amounts to be reimbursed. CONSOL Energy received reimbursement of approximately $33,400, which includes the reduction of $2,255 related to the unassigned beneficiary premium liability previously accrued. The reimbursement was reflected as a reduction to cost of goods sold and other changes in the three months ended March 31, 2007.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. On March 17, 2008, Buchanan Mine resumed production. This incident is covered under our property and business interruption insurance policy, subject to certain deductibles. Business interruption recoveries of $50,000 were recognized as Other Income in the three months ended March 31, 2008, $42,000 in the coal segment and $8,000 in the gas segment. Insurance recoveries of $50,000 were reflected in Other Receivables at March 31, 2008. The total recoveries for this incident under our insurance policy were $75,000. No other insurance recoveries for this incident will be received.

At March 31, 2008, CONSOL Energy and certain subsidiaries have provided the following financial guarantees and unconditional purchase obligations. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of Credit:
Employee-Related	$175,183	$129,590	$45,593	$—	$—
Environmental	78,969	78,969	—	—	—
Gas	14,933	14,761	172	—	—
Other	9,602	9,502	100	—	—

Total Letters of Credit	$278,687	$232,822	$45,865	$—	$—

Surety Bonds:
Employee-Related	$202,087	$202,087	$—	$—	$—
Environmental	307,837	306,370	1,464	3	—
Gas	3,196	3,182	14	—	—
Other	9,282	9,256	26	—	—

Total Surety Bonds	$522,402	$520,895	$1,504	$3	$—

Guarantees:
Coal	$95,019	$27,653	$48,475	$15,794	$3,097
Gas	24,415	21,315	—	—	3,100
Gas—Firm Transportation	47,842	7,902	14,296	9,680	15,964
Other	199,675	25,270	36,270	20,568	117,567

Total Guarantees	$366,951	$82,140	$99,041	$46,042	$139,728

Total Commitments	$1,168,040	$835,857	$146,410	$46,045	$139,728

Employee-related financial guarantees have primarily been extended to support various state workers’ compensation self-insurance programs and the United Mine Workers’ of America’s 1992 Benefit Plan. Environmental financial guarantees have primarily been extended to support various performance bonds related to reclamation and other environmental issues. Gas financial guarantees have primarily been provided to support various performance bonds related to land usage, pipeline usage and restorative issues. Other contingent liabilities have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business.

CONSOL Energy and certain of its subsidiaries have also provided guarantees for the delivery of specific quantities of coal and gas to various customers. These guarantees are several or joint and several. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and support various other items necessary in the normal course of business.

NOTE 11—OTHER COMPREHENSIVE INCOME:

Total comprehensive income, net of tax, was as follows:

	Three Months Ended March 31,
	2008	2007
Net Income	$75,082	$113,262
Treasury rate lock	(21)	(20)
Amortization of prior service costs and actuarial losses	(87)	(909)
Pension settlement accounting	—	2,132
Minority interest in other comprehensive income and stock-based compensation of CNX Gas	9,017	2,168
Gas cash flow hedge	(49,175)	(11,684)

Total Comprehensive Income	$34,816	$104,949

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS:

Effective January 1, 2008, CONSOL Energy adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157) and Statement of Financial Accounting Standards 159 “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (SFAS 159). As a result of the adoption, CONSOL Energy elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

The financial liabilities measured at fair value on a recurring basis are summarized below:

Description	Fair Value Measurements at March 31, 2008 Using:
	Quoted Prices in Active Market for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Gas Cash Flow Hedges	$—	$69,261	$—
Coal Sales Options	$—	$—	$10,816

The following table represents a reconciliation of the change in liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2008. The fair values of the Level 3 the coal sales options presented are determined using pricing models that, in managements’ judgment, reflect the assumptions a marketplace participant would use at March 31, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Total Liability at December 31, 2007	$—
Total unrealized losses included in earnings	(9,211)
Issuances	(1,605)

Total Liability at March 31, 2008	$(10,816)

The unrealized losses of $9,211 are included in Other Income on the Consolidated Statement of Income and are related to liabilities held at March 31, 2008.

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the SFAS 159 fair value option was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments:

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	March 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$62,775	$62,775	$41,651	$41,651
Short-term notes payable	$(280,000)	$(280,000)	$(247,500)	$(247,500)
Long-term debt	$(420,082)	$(428,828)	$(406,451)	$(420,203)
Capital leases	$(96,570)	$(96,570)	$(100,757)	$(100,757)

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three months ended March 31, 2008, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run,

McElroy, Loveridge, Bailey, Enlow Fork and Mine 84. For the three months ended March 31, 2008, the Central Appalachian aggregated segment includes the following mines: Jones Fork and Wiley-Mill Creek. It also includes the Fola Complex and the Terry Eagle Complex which were acquired in the July 2007 AMVEST acquisition. For the three months ended March 31, 2008, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2007 segment information have been made to conform to the 2008 presentation.

Industry segment results for the three months ended March 31, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$523,163	$88,926	$10,725	$65,276	$688,090	$127,399	$70,836	$—	$886,325
Sales—gas royalty interest	—	—	—	—	—	16,504	—	—	16,504
Sales—purchased gas	—	—	—	—	—	3,539	—	—	3,539
Freight—outside	—	—	—	44,744	44,744	—	—	—	44,744
Intersegment transfers	—	—	—	—	—	3,142	32,936	(36,078)	—

Total Sales and Freight	$523,163	$88,926	$10,725	$110,020	$732,834	$150,584	$103,772	$(36,078)	$951,112

Earnings (Loss) Before Income Taxes	$113,589	$(4,531)	$(7,853)	$(38,009)	$63,196	$77,926	$2,513	$(23,851)	$119,784	(A)

Segment assets					$4,082,534	$1,454,739	$260,527	$589,971	$6,387,771	(B)

Depreciation, depletion and amortization					$71,836	$15,945	$4,947	$—	$92,728

Capital Expenditures (Including acquisitions)					$85,202	$86,552	$4,588	$—	$176,342

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $456, $110 and $789 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $2,975, $27,440 and $35,689 for Coal, Gas and All Other, respectively.

Industry segment results for the three months ended March 31, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$506,872	$47,072	$85,916	$41,298	$681,158	$99,182	$52,760	$—	$833,100
Sales—gas royalty interest	—	—	—	—	—	12,182	—	—	12,182
Sales—purchased gas	—	—	—	—	—	1,159	—	—	1,159
Freight—outside	—	—	—	43,633	43,633	—	—	—	43,633
Intersegment transfers	—	—	—	—	—	1,079	34,803	(35,882)	—

Total Sales and Freight	$506,872	$47,072	$85,916	$84,931	$724,791	$113,602	$87,563	$(35,882)	$890,074

Earnings (Loss) Before Income Taxes	$128,895	$6,505	$36,211	$(39,729)	$131,882	$52,237	$3,262	$(25,074)	$162,307	(C)

Segment assets					$3,609,400	$1,197,972	$230,468	$755,807	$5,793,647	(D)

Depreciation, depletion and amortization					$60,173	$12,098	$4,518	$—	$76,789

Capital Expenditures					$89,879	$57,535	$2,805	$—	$150,219

(C)	Includes equity in earnings of unconsolidated affiliates of $139, $207 and $533 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $1,119, $53,312 and $32,469 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2008	2007
Segment earnings before income taxes for total reportable business segments	$141,122	$184,119
Segment earnings before income taxes for all other businesses	2,513	3,262
Incentive compensation (A)	(6,779)	(9,769)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (A)	(4,928)	(10,775)
Interest income (expense), net and other non-operating activity (A)	(12,144)	(4,530)

Earnings Before Income Taxes	$119,784	$162,307

(A)	Excludes amounts specifically related to the Gas segment.

Total Assets:

	March 31,
	2008	2007
Segment assets for total reportable business segments	$5,537,273	$4,807,372
Segment assets for all other businesses	260,527	230,468
Items excluded from segment assets:
Cash and other investments (A)	30,805	98,109
Deferred tax assets	545,690	656,056
Recoverable Income Taxes	12,098	—
Bond issuance costs	1,378	1,642

Total Consolidated Assets	$6,387,771	$5,793,647

(A)	Excludes amounts specifically related to the Gas segment.

NOTE 14—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000, 7.875% per annum notes due March 1, 2012 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (“SEC”), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, an 81.7% owned guarantor subsidiary, the remaining guarantor subsidiaries and the non-guarantor subsidiaries. CNX Gas is presented in a separate column in accordance with SEC Regulation S-X Rule 3-10. CNX Gas Corporation is a reporting company under Section 12(b) of the Securities Exchange Act of 1933, and as such, CNX Gas Corporation files its own financial statements with the Securities and Exchange Commission and those financial statements, when filed, are publicly available on Edgar. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other 100% owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the Three Months Ended March 31, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$130,541	$694,318	$65,367	$(3,901)	$886,325
Sales—Purchased Gas	—	3,539	—	—	—	3,539
Sales—Gas Royalty Interests	—	16,504	—	—	—	16,504
Freight—Outside	—	—	44,744	—	—	44,744
Other Income (including equity earnings)	89,140	10,029	56,201	9,243	(89,994)	74,619

Total Revenue and Other Income	89,140	160,613	795,263	74,610	(93,895)	1,025,731
Cost of Goods Sold and Other Operating Charges	13,601	27,025	515,368	26,320	54,414	636,728
Purchased Gas Costs	—	3,421	—	—	—	3,421
Gas Royalty Interests’ Costs	—	16,089	—	—	(15)	16,074
Related Party Activity	(3,614)	—	17,263	38,644	(52,293)	—
Freight Expense	—	—	44,744	—	—	44,744
Selling, General and Administrative Expense	—	15,744	12,294	2,432	—	30,470
Depreciation, Depletion and Amortization	2,111	15,945	73,922	2,635	(1,885)	92,728
Interest Expense	8,301	1,472	268	135	—	10,176
Taxes Other Than Income	1,630	—	67,603	2,373	—	71,606

Total Costs	22,029	79,696	731,462	72,539	221	905,947

Earnings (Loss) Before Income Taxes	67,111	80,917	63,801	2,071	(94,116)	119,784
Income Tax Expense (Benefit)	(7,971)	30,996	11,745	783	—	35,553

Earnings (Loss) before Minority Interest	75,082	49,921	52,056	1,288	(94,116)	84,231
Minority Interest	—	—	—	—	(9,149)	(9,149)

Net Income (Loss)	$75,082	$49,921	$52,056	$1,288	$(103,265)	$75,082

Balance Sheet for March 31, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$25,834	$32,375	$—	$4,566	$—	$62,775
Accounts and Notes Receivable:
Trade	—	60,107	54	163,841	—	224,002
Other	520	13,167	50,389	35,442	—	99,518
Inventories	80		159,122	25,158	—	184,360
Recoverable Income Taxes	18,312	(6,214)	—	—	—	12,098
Deferred Income Taxes	136,221	22,246	—	—	—	158,467
Prepaid Expenses	20,128	1,694	38,959	2,152	—	62,933

Total Current Assets	201,095	123,375	248,524	231,159	—	804,153
Property, Plant and Equipment:
Property, Plant and Equipment	116,097	1,591,976	7,266,576	87,496	—	9,062,145
Less-Accumulated Depreciation, Depletion and Amortization	64,309	270,463	3,635,873	40,446	—	4,011,091

Property, Plant and Equipment—Net	51,788	1,321,513	3,630,703	47,050	—	5,051,054
Other Assets:
Deferred Income Taxes	591,859	(204,636)	—	—	—	387,223
Investment in Affiliates	2,841,553	27,440	530,863	—	(3,333,752)	66,104
Other	23,979	9,120	28,470	17,668	—	79,237

Total Other Assets	3,457,391	(168,076)	559,333	17,668	(3,333,752)	532,564

Total Assets	$3,710,274	$1,276,812	$4,438,560	$295,877	$(3,333,752)	$6,387,771

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$69,458	$26,369	$99,165	$23,518	$—	$218,510
Accounts Payable (Receivable)— Related Parties	1,633,234	—	(1,775,705)	142,471	—	—
Short-Term Notes Payable	280,000	—	—	—	—	280,000
Current Portion of Long-Term Debt	—	5,753	11,033	2,000	—	18,786
Other Accrued Liabilities	127,810	88,891	376,742	9,309	—	602,752

Total Current Liabilities	2,110,502	121,013	(1,288,765)	177,298	—	1,120,048
Long-Term Debt:	258,899	76,304	154,178	8,485	—	497,866
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,806	2,380,477	—	—	2,383,283
Pneumoconiosis	—	—	178,848	—	—	178,848
Mine Closing	—	—	400,609	7,441	—	408,050
Workers‘ Compensation	—	—	130,195	—	—	130,195
Salary Retirement	73,597	—	—	—	—	73,597
Reclamation	—	—	11,876	20,022	—	31,898
Other	54,314	51,680	63,213	17,639	—	186,846

Total Deferred Credits and Other Liabilities	127,911	54,486	3,165,218	45,102	—	3,392,717
Minority Interest			—	—	164,178	164,178
Stockholders‘ Equity	1,212,962	1,025,009	2,407,929	64,992	(3,497,930)	1,212,962

Total Liabilities and Stockholders’ Equity	$3,710,274	$1,276,812	$4,438,560	$295,877	$(3,333,752)	$6,387,771

Income Statement for the Three Months Ended March 31, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$100,261	$690,454	$44,576	$(2,191)	$833,100
Sales—Purchased Gas	—	1,159	—	—	—	1,159
Sales—Gas Royalty Interest	—	12,182	—	—	—	12,182
Freight—Outside	—	—	43,633	—	—	43,633
Other Income (including equity earnings)	132,657	1,530	10,554	9,399	(129,029)	25,111

Total Revenue and Other Income	132,657	115,132	744,641	53,975	(129,029)	915,185
Cost of Goods Sold and Other Operating Charges	22,692	23,172	413,394	5,318	54,673	519,249
Purchased Gas Costs	—	1,019	—	—	—	1,019
Gas Royalty Interest	—	10,665	—	—	(27)	10,638
Related Party Activity	(2,459)	—	15,241	35,584	(48,366)	—
Freight Expense	—	—	43,633	—	—	43,633
Selling, General and Administrative Expense	—	13,721	11,136	1,152	—	26,009
Depreciation, Depletion and Amortization	1,842	12,098	62,348	2,483	(1,982)	76,789
Interest Expense	5,038	1,219	866	140	—	7,263
Taxes Other Than Income	1,451	—	65,166	1,661	—	68,278

Total Costs	28,564	61,894	611,784	46,338	4,298	752,878

Earnings (Loss) Before Income Taxes	104,093	53,238	130,666	7,637	(133,327)	162,307
Income Tax Expense (Benefit)	(9,169)	20,242	29,188	2,673	—	42,934

Earnings (Loss) before Minority Interest	113,262	32,996	101,478	4,964	(133,327)	119,373
Minority Interest	—	—	—	—	(6,111)	(6,111)

Net Income (Loss)	$113,262	$32,996	$95,367	$4,964	$(133,327)	$113,262

Balance Sheet for December 31, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$6,519	$32,048	$—	$3,084	$—	$41,651
Accounts and Notes Receivable:
Trade	—	38,680	—	141,865	—	180,545
Other	840	2,428	34,619	31,884	—	69,771
Inventories	—	—	135,132	28,061	—	163,193
Recoverable Income Taxes	18,118	972	—	—	—	19,090
Deferred Income Taxes	132,089	(1,269)	—	—	—	130,820
Prepaid Expenses	18,130	13,859	40,985	5,111	—	78,085

Total Current Assets	175,696	86,718	210,736	210,005	—	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	103,223	1,480,446	7,274,197	87,446	—	8,945,312
Less-Accumulated Depreciation, Depletion and Amortization	52,103	251,367	3,638,286	38,514	—	3,980,270

Property, Plant and Equipment—Net	51,120	1,229,079	3,635,911	48,932	—	4,965,042
Other Assets:
Deferred Income Taxes	563,226	(188,415)	—	—	—	374,811
Investment in Affiliates	2,817,974	56,865	1,305,043	—	(4,085,016)	94,866
Other	30,242	6,772	35,600	17,602	—	90,216

Total Other Assets	3,411,442	(124,778)	1,340,643	17,602	(4,085,016)	559,893

Total Assets	$3,638,258	$1,191,019	$5,187,290	$276,539	$(4,085,016)	$6,208,090

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$71,558	$30,263	$110,370	$26,121	$—	$238,312
Accounts Payable (Receivable)— Related Parties	1,592,539	—	(1,714,595)	122,056	—	—
Short-Term Notes Payable	247,500	—	—	—	—	247,500
Current Portion of Long- Term Debt	—	5,819	10,464	2,000	—	18,283
Other Accrued Liabilities	99,169	25,333	378,788	9,012	—	512,302

Total Current Liabilities	2,010,766	61,415	(1,214,973)	159,189	—	1,016,397
Long-Term Debt:	258,848	66,949	154,143	8,985	—	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,700	2,334,109	—	—	2,336,809
Pneumoconiosis	—	—	171,896	—	—	171,896
Mine Closing	—	—	388,710	10,923	—	399,633
Workers‘ Compensation	—	—	118,356	—	—	118,356
Deferred Revenue	—	—	3,162	—	—	3,162
Salary Retirement	67,065	327	—	—	—	67,392
Reclamation	—	—	14,497	19,820	—	34,317
Other	87,160	36,391	52,958	17,157	—	193,666

Total Deferred Credits and Other Liabilities	154,225	39,418	3,083,688	47,900	—	3,325,231
Minority Interest	—	—	—	—	163,118	163,118
Stockholders‘ Equity	1,214,419	1,023,237	3,164,432	60,465	(4,248,134)	1,214,419
Total Liabilities and Stockholders’

Equity	$3,638,258	$1,191,019	$5,187,290	$276,539	$(4,085,016)	$6,208,090

Cash Flow for the Three Months Ended March 31, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used In) Operating Activities	$(9,718)	$76,217	$77,120	$2,474	$—	$146,093

Investing Activities:
Capital Expenditures	$—	$(86,552)	$(89,299)	$(491)	$—	$(176,342)
Investment in Equity Affiliates	—	954	582	—	—	1,536
Other Investing Activities	—	—	15,803	—	—	15,803

Net Cash Used in Investing Activities	$—	$(85,598)	$(72,914)	$(491)	$—	$(159,003)

Financing Activities:
Dividends Paid	$(18,255)	$—	$—	$—	$—	$(18,255)
Proceeds from Short Term Borrowing	32,500	—	—	—	—	32,500
Purchase of Treasury Stock	(3)	—	—	—	—	(3)
Other Financing Activities	14,791	9,708	(4,206)	(501)	—	19,792

Net Cash Provided by (Used in)
Financing Activities	$29,033	$9,708	$(4,206)	$(501)	$—	$34,034

Cash Flow for the Three Months Ended March 31, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by (Used In) Operating Activities	$21,523	$73,119	$88,803	$(78)	$—	$183,367

Investing Activities:
Capital Expenditures	$(3,867)	$(57,535)	$(88,599)	$(218)	$—	$(150,219)
Investment in Equity Affiliates	—	(822)	(980)	—	—	(1,802)
Other Investing Activities	—	—	3,735	—	—	3,735

Net Cash Used in Investing Activities	$(3,867)	$(58,357)	$(85,844)	$(218)	$—	$(148,286)

Financing Activities:
Dividends Paid	$(12,775)	$—	$—	$—	$—	$(12,775)
Purchase of Treasury Stock	(25,618)	—	—	—	—	(25,618)
Other Financing Activities	2,029	(608)	(3,430)	(500)	—	(2,509)

Net Cash Provided by (Used in) Financing Activities	$(36,364)	$(608)	$(3,430)	$(500)	$—	$(40,902)

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

In March 2008, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CONSOL Energy’s management is currently assessing the new disclosure requirements required by SFAS 161.

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

General

CONSOL Energy had net income of $75 million for the three months ended March 31, 2008 compared to $113 million in the 2007 period. Net income for the 2008 period declined in comparison to the 2007 period primarily due to lower coal volumes sold, coal sales contract buy outs and mark-to- market adjustments related to free standing coal sales options. Coal sales volumes decreased in the period-to-period comparison due to lower production volumes. Lower production volumes were due to suspended production at the Buchanan Mine after several roof falls in previously mined areas damaged some of the ventilation controls in July 2007. Buchanan Mine resumed longwall production on March 17, 2008. Lower production was also related to several Northern Appalachian mines experiencing delays in resuming longwall production following equipment moves because a new area to be mined was not complete. Lower production was offset, in part, by production from the AMVEST mines which were acquired on July 31, 2007. Also, cost of goods sold and other charges included approximately $16 million of costs related to the Buchanan Mine incident. Earnings before income tax in the 2008 period also included approximately $16 million of expense due to the buyout of coal sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the 2007 period. Mark-to-market adjustments for three free standing coal sales options resulted in a reduction of earnings before income taxes of approximately $9 million. These unrealized losses will reverse as coal is purchased under these options or as the options expire. Cost of goods sold and other charges per unit of produced coal sold and per million cubic feet of gas sold also increased in the period-to-period comparison, lowering net income. These reductions to net income were offset, in part, by $50 million of pre-tax income related to notification from our insurance carriers that the final settlement related to the Buchanan incident will be paid. Reductions to net income were also offset by higher volumes of gas sold and higher average coal and gas sales prices in the period-to-period comparison.

Total coal sales for the three months ended March 31, 2008 were 16.0 million tons, of which 15.7 million tons were produced by CONSOL Energy operations, our equity affiliates, consolidated variable interest entities, or sold from inventory of company-produced coal. This compares with total coal sales of 17.1 million tons for the three months ended March 31, 2007, of which 17.0 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company-produced coal. Company-produced coal production was 16.2 million tons, including our portion of equity affiliates and consolidated variable interest entities, for the three months ended March 31, 2008 compared to 17.8 million tons for the three months ended March 31, 2007. Production was lower due to the continued idling of the Buchanan Mine as discussed above and lower production at several Northern Appalachian mines. Lower production was offset, in part, by production from the AMVEST mines that were acquired on July 31, 2007.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 11.2% to 15.9 billion cubic feet in the 2008 period compared with 14.3 billion cubic feet in the 2007 period. Sales volumes in the 2008 period increased as a result of additional wells coming online from our on-going drilling program, offset, in part, by the deferral of active and sealed gob production related to the idling of the Buchanan Mine. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 16.7% to $8.23 per thousand cubic feet in the 2008 period compared with $7.05 per thousand cubic feet in the 2007 period. The increase in average sales price was a result of CNX Gas, an 81.7% owned subsidiary, realizing general market price increases.

In January 2008, CNX Marine Terminal in the Port of Baltimore suspended vessel loading operations in order to repair a small section of a pier on which the coal loading machine operates. Pilings beneath the section of the pier had deteriorated and had to be reinforced or replaced. Normal loading activity resumed at the end of the month. The company does not expect the suspension of loading that occurred during January 2008, to reduce total coal exports for the year below the tonnage forecast.

In March 2008, CONSOL Energy’s Buchanan Mine resumed production. Production at the mine was suspended on July 9, 2007, after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. The mine employs approximately 520 people and normally expects to produce between 400,000 and 425,000 tons of high-quality metallurgical grade coal per month.

Also in March 2008, CONSOL Energy, Inc. terminated its proposed exchange offer for the shares of CNX Gas Corporation (NYSE:CXG) common stock that it does not currently own. The company does not intend to sell or otherwise divest itself of the shares of CNX Gas that it currently owns. In addition, the company may continue buying shares of CNX Gas common stock from time to time in open market purchases based on a number of considerations, including price.

CNX Gas, our 81.7% subsidiary, became a registered offset provider on the Chicago Climate Exchange (CCX) during the fourth quarter 2007. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who exceed their targets have surplus allowances to sell or bank; those who fall short of their targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. In order to sell or trade CFI’s, approval must be received by the CCX Committee on Offsets and approved projects must then be validated by an independent CCX verifier. Once verified, CCX then issues CFI’s for each specific project. As of March 31, 2008, we have completed the independent verification process for several CCX approved projects relating to the capture of coal mine methane. Credits are granted on the basis of avoiding methane emissions by diverting gas into gas pipelines for commercial sale. After the issuance of registered CFI’s is complete, credits derived from these projects will be eligible to be sold through CCX. Sales of these credits will be reflected in income as they occur. CONSOL Energy also continues to evaluate additional emission credit opportunities.

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

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; providing breathable air for all underground miners for 96 hours; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the placement, in various mine areas, of rescue chambers (structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible and that provide breathable air for all occupants for 96 hours); additional training and testing requirements that created the need to hire additional employees; provide additional mine rescue personnel and equipment; and provide additional transportation for each underground working section. In addition, mines may be required to reconstruct existing seals in worked-out areas.

In reviewing actions taken to date, we estimate that implementation of these new requirements will cost $38 million to $45 million during the period from 2006 until the end of 2009. The actual costs will depend primarily on: the number of additional SCSR oxygen units purchased, the design requirements as well as the extent of deployment of rescue chambers, final guidelines regarding sealed areas, final interpretation of other regulatory requirements, and final approval of mine-by-mine implementation plans.

We have reviewed our coal sales agreements to determine the degree to which costs related to these regulatory requirements may be passed through to customers. While the amount will vary by contract, we have been billing the cost of implementation to customers in most of our existing sales agreements. Responses from customers have varied.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Net Income

Net income changed primarily due to the following items (table in millions):

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$689	$681	$8	1.2%
Produced Gas Sales	127	99	28	28.3%
Gas Royalty Interest	17	12	5	41.7%
Purchased Gas Sales	4	1	3	300.0%
Other Sales and Other Income	189	122	67	54.9%

Total Revenue and Other Income	1,026	915	111	12.1%
Coal Cost of Goods Sold—Produced and Purchased	464	394	70	17.8%
Produced Gas Cost of Goods Sold	35	31	4	12.9%
Gas Royalty Interest costs of Goods Sold	16	11	5	45.5%
Purchased Gas Cost of Goods Sold	3	1	2	200.0%
Other Cost of Goods Sold	137	94	43	45.7%

Total Cost of Goods Sold	655	531	124	23.4%
Other	251	222	29	13.1%

Total Costs	906	753	153	20.3%

Earnings Before Income Taxes and Minority Interest	120	162	(42)	(25.9)%
Income Tax Expense	36	43	(7)	(16.3)%

Earnings Before Minority Interest	84	119	(35)	(29.4)%
Minority Interest	9	6	3	50.0%

Net Income	$75	$113	$(38)	(33.6)%

CONSOL Energy had net income of $75 million for the three months ended March 31, 2008 compared to $113 million in the 2007 period. Net income for the 2008 period declined in comparison to the 2007 period primarily due to lower coal volumes sold, coal sales contract buy outs and mark-to- market adjustments related to free standing coal sales options. Coal sales volumes decreased in the period-to-period comparison due to lower production volumes. Lower production volumes were due to suspended production at the Buchanan Mine after several roof falls in previously mined areas damaged some of the ventilation controls in July 2007. Buchanan Mine resumed longwall production on March 17, 2008. Lower production was also related to several Northern Appalachian mines experiencing delays in resuming longwall production following equipment moves because a new area to be mined was not complete. Lower production was offset, in part, by production from the AMVEST mines which were acquired in July 2007. Also, cost of goods sold and other charges included approximately $16 million of costs related to the Buchanan Mine incident. Earnings before income tax in the 2008 period also included approximately $16 million of expense due to the buyout of coal sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the 2007 period. Mark-to-market adjustments for three free standing coal sales options resulted in a reduction of earnings before income taxes of approximately $9 million. These unrealized losses will reverse as coal is purchased under these options or as the options expire. Cost of goods sold and other charges per unit of produced coal sold and per million cubic feet of gas sold also increased in the period-to-period comparison, lowering net income. These reductions to net income were offset, in part, by $50 million of pre-tax income related to notification from our insurance carriers that the final settlement related to the Buchanan incident will be paid. Reductions to net income were also offset by higher volumes of gas sold and higher average coal and gas sales prices in the period-to-period comparison.

Revenue

Revenue and other income increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$668	$676	$(8)	(1.2)%
Purchased Coal	21	5	16	320.0%
Produced Gas	127	99	28	28.3%
Industrial Supplies	45	31	14	45.2%
Other	25	22	3	13.6%

Total Sales—Outside	886	833	53	6.4%
Gas Royalty Interest	17	12	5	41.7%
Purchased Gas	4	1	3	300.0%
Freight Revenue	45	44	1	2.3%
Other Income	74	25	49	196.0%

Total Revenue and Other Income	$1,026	$915	$111	12.1%

The decrease in company produced coal sales revenue during the 2008 period was due to the decrease in tons sold, offset, in part, by the higher average price per ton sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.7	17.0	(1.3)	(7.6)%
Average Sales Price Per Ton	$42.64	$39.68	$2.96	7.5%

Sales of company-produced coal decreased in the period-to-period comparison due to lower production volumes. Lower production volumes were due to the idling of the Buchanan Mine and lower production at several Northern Appalachian mines as previously discussed. These decreases in production were offset, in part, by production from the AMVEST mines acquired in the July 31, 2007 acquisition. The increase in average sales price in the period-to-period comparison primarily reflects an increase in demand.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The increase of $16 million in company-purchased coal sales revenue was primarily due to an increase in demand in the period-to-period comparison.

The increase in produced gas sales revenue in the 2008 period compared to the 2007 period was primarily due to higher sales volumes and higher average sales price per thousand cubic feet sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	15.5	14.1	1.4	9.9%
Average Sales Price Per thousand cubic feet	$8.22	$7.04	$1.18	16.8%

The increase in average sales price is the result of realizing general market price increases in the period-to-period comparison. CONSOL Energy’s 81.7% owned subsidiary, CNX Gas, periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 6.1 billion cubic feet of our produced gas sales volumes for the three months ended March 31, 2008 at an average price of

$8.39 per thousand cubic feet. In the prior year, these financial hedges represented approximately 3.2 billion cubic feet at an average price of $7.77 per thousand cubic feet. Sales volumes increased as a result of additional wells coming online from our on-going drilling program, offset, in part, by the deferral of active and sealed gob production related to the idling of the Buchanan Mine.

The $14 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes. Sales volumes have increased primarily due to the July 2007 acquisition of Piping & Equipment, Inc.

The $3 million increase in other sales was attributable to increased revenues from barge towing and terminal services. These increases in revenues were offset, in part, by terminal services being suspended for approximately one month due to maintenance needed on a pier in Baltimore.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.8	0.1	5.6%
Average Sales Price Per thousand cubic feet	$8.63	$6.62	$2.01	30.4%

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.5	0.2	0.3	150.0%
Average Sales Price Per thousand cubic feet	$7.18	$7.14	$0.04	0.6%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers, less gathering fees.

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

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Business interruption proceeds	$50	$—	$50	100.0%
Proceeds from relinquishment of mining rights	6	—	6	100.0%
Gain on sale of assets	7	4	3	75.0%
Contract towing	3	—	3	100.0%
Interest income	1	6	(5)	(83.3)%
Litigation settlement	—	5	(5)	(100.0)%
Unrealized losses on options	(9)	—	(9)	100.0%
Other miscellaneous	16	10	6	60.0%

Total Other Income	$74	$25	$49	196.0%

In March 2008, CONSOL Energy received notice from its insurance carriers that $50 million would be paid as final settlement of the insurance claim related the July 2007 Buchanan Mine incident, which was previously discussed. The $50 million represents business interruption coverage which was recognized in other income; the coal segment recognized $42 million and the gas segment recognized $8 million. The final settlement brought the total amount recovered from insurance carriers to $75 million, the maximum allowed per covered event. No additional amounts related to the Buchanan roof caving event will be recovered.

In the three months ended March 31, 2008, approximately $6 million was received from a third party in order for CONSOL Energy to relinquish mining certain in-place coal reserves.

Gain on sale of assets increased $3 million primarily due to the sale of the Mill Creek coal mine. Gain on sale of assets also changed due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

The $3 million of contract towing services represents river towing services for third parties which CONSOL Energy now provides. These services were not provided in the three months ended March 31, 2007.

Interest income decreased $5 million in the period-to-period comparison due to lower cash balances throughout the 2008 period compared to the 2007 period. Lower cash balances were primarily the result of the purchase price paid for the July 31, 2007 acquisition of AMVEST, the June 2007 purchase of certain coalbed methane and gas reserves from Peabody Energy and the July 2007 Buchanan Mine incident.

A litigation settlement with a coal customer in the 2007 period resulted in an additional $5 million of income.

Mark-to-market adjustments for three free standing coal sales options resulted in approximately a $9 million unrealized loss. The unrealized loss will reverse as coal is purchased under these options or as the options expire.

Other miscellaneous income increased $6 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$441	$384	$57	14.8%
Purchased Coal	23	10	13	130.0%
Produced Gas	35	31	4	12.9%
Industrial Supplies	42	30	12	40.0%
Closed and Idle Mines	26	22	4	18.2%
Other	69	42	27	64.3%

Total Sales—Outside	636	519	117	22.5%
Gas Royalty Interest	16	11	5	45.5%
Purchased Gas	3	1	2	200.0%

Total Cost of Goods Sold	$655	$531	$124	23.4%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a higher average unit cost per ton sold, offset, in part, by lower sales volumes.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.7	17.0	(1.3)	(7.6)%
Average Cost of Goods Sold and Other Charges Per Ton	$28.19	$22.54	5.65	25.1%

Average cost of goods sold and other charges per ton increased in the period-to-period comparison primarily due to the impact on fixed unit costs from lower production volumes. Unit costs have also increased due to higher labor costs, Combined Fund costs and health and retirement costs. Higher labor costs were due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor also increased due to the higher number of employees in the 2008 period compared to the 2007 period. Combined Fund costs per unit have also increased in the period-to-period comparison. The increase reflects income recorded as a result of a Combined Fund settlement. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds in 2008 compared to 2007 as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2007 was $1.27 per UMWA hour worked. These increases were offset, in part, by lower volumes of produced coal sold.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The increase of $13 million in purchased coal cost of goods sold and other charges in the 2008 period was primarily due to higher volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 3.2% increase in unit costs of goods sold and other charges and a 9.9% increase in volumes of produced gas sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	15.5	14.1	1.4	9.9%
Average Cost Per thousand cubic feet	$2.24	$2.17	0.07	3.2%

The increase in average cost per thousand cubic feet of gas sold was primarily attributable to additional labor, increased service and maintenance costs due to the additional number of wells on-line, increased compression costs due to additional wells, increased water disposal costs and higher road maintenance costs. These increases were offset, in part, by lower firm transportation and lower power costs.

Industrial supplies cost of goods sold increased $12 million primarily due to the July 2007 acquisition of Piping & Equipment, Inc.

Closed and idle mine cost of goods sold increased approximately $4 million in the 2008 period compared to the 2007 period. This increase was primarily due to the idled Shoemaker Mine incurring additional expenses in the current period related to reduced Combined Fund costs in the 2007 period as previously disclosed, higher expenses related to preparing the mine for the new health and safety regulations and increased repairs and maintenance expenses in continuing to maintain the mine in an idled status.

Other cost of goods sold increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Sales contract buy-outs	$16	$—	$16	100.0%
Buchanan roof collapse	16	—	16	100.0%
Terminal/River operations	21	13	8	61.5%
Stock-based compensation	7	12	(5)	(41.7)%
Litigation settlements and contingencies	—	3	(3)	(100.0)%
Incentive compensation	8	11	(3)	(27.3)%
Miscellaneous	1	3	(2)	(66.7)%

Total Other Cost of Goods Sold	$69	$42	$27	64.3%

In the three months ended March 31, 2008, CONSOL Energy agreed to buy out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the 2007 period.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. In 2008, we have incurred approximately $16 million of cost of goods sold and other charges related to the Buchanan Mine event. The mine resumed longwall production on March 17, 2008.

Terminal/River operation charges have increased in the period-to-period comparison due to increased fuel charges resulting from higher prices and increased operating hours, maintenance dredging at Baltimore and higher labor costs.

Stock-based compensation expense decreased $5 million as a result of a change in the vesting period for awards granted to retiree eligible employees. This decrease was offset, in part, by additional awards granted in the 2008 period.

Litigation settlements and contingencies are attributable to various issues that have occurred throughout both periods, none of which were individually material.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Incentive compensation expense decreased $3 million due to achieving a lower portion of net income compared to annual projections than in the prior year’s first quarter.

Miscellaneous cost of goods sold decreased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.8	0.1	5.6%
Average Cost Per thousand cubic feet	$8.40	$5.78	$2.62	45.3%

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.5	0.2	0.3	150.0%
Average Cost Per thousand cubic feet	$6.94	$6.28	$0.66	10.5%

Purchased gas costs represent volumes of gas purchased from third party producers, less our gathering and marketing fees, that we sell at market prices. The increase in cost of goods sold and other charges related to purchased gas represents overall price increases and contractual differences among customers in the period-to-period comparison.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense.

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Freight expense	$45	$44	$1	2.3%

Selling, general and administrative costs have increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Wages and salaries	$10	$8	$2	25.0%
Association assessments	2	—	2	100.0%
Professional, consulting and other purchased services	8	9	(1)	(11.1)%
Advertising and promotion	1	1	—	—
Other	9	8	1	12.5%

Total Selling, General and Administrative Costs	$30	$26	$4	15.4%

Wages and salaries increased in the period-to-period comparison due to additional staffing at our CNX Gas subsidiary and additional administrative staffing acquired in the July 2007 Piping & Equipment acquisition.

Association assessments have increased in the period-to-period comparison due to CONSOL Energy’s participation in an industry organization, which has launched a program related to the promotion of coal as an energy solution. CONSOL Energy did not participate in this organization in the 2007 period.

Costs of professional, consulting and other purchased services were lower in the 2008 period compared to the 2007 period due to the completion of various projects in prior periods, none of which were individually material.

Advertising and promotion expenses were consistent in the period-to-period comparison.

Other selling, general and administrative costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Coal	$72	$60	$12	20.0%
Gas:
Production	11	7	4	57.1%
Gathering	5	5	—	0.0%

Total Gas	16	12	4	33.3%
Other	5	5	—	—

Total Depreciation, Depletion and Amortization	$93	$77	$16	20.8%

The increase in coal depreciation, depletion and amortization was primarily attributable to additional expense related to the assets purchased in the July 2007 acquisition of AMVEST. The increase was also attributable to assets placed in service after the March 31, 2007 period.

The increase in gas production related depreciation, depletion and amortization was primarily due to increased production combined with an increase in units of production rates in the period-to-period comparison. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves. Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in the period-to-period comparison.

Other depreciation remained consistent in the period-to-period comparison.

Interest expense increased in the 2008 period compared to the 2007 period due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revolver	$3	$—	$3	100.0%
Long-term secured notes	7	8	(1)	(12.5)%
Capitalized lease	2	2	—	—
Other	(2)	(3)	1	(33.3)%

Total Interest Expense	$10	$7	$3	42.9%

Revolver interest expense is related to the amounts drawn on the credit facility throughout the 2008 period. There were no amounts drawn on this facility in the 2007 period.

Interest on long-term secured notes decreased $1 million due to the planned June 2007 principal payment on our $45 million secured note.

Capitalized lease interest expense remained consistent in the period-to-period comparison.

Other interest increased $1 million due to lower amounts of interest capitalized in the 2008 period compared to the 2007 period. Capitalized interest was lower in the 2008 period because capital expenditures which qualify for interest capitalization were lower. These lower expenditures were primarily related to the Robinson Run overland belt which was placed in service after the 2007 period.

Taxes other than income increased primarily due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$41	$40	$1	2.5%
Gas	4	3	1	33.3%

Total Production Taxes	45	43	2	4.7%
Other taxes:
Coal	22	20	2	10.0%
Gas	1	1	—	—
Other	4	4	—	—

Total Other Taxes	27	25	2	8.0%

Total Taxes Other Than Income	$72	$68	$4	5.9%

Increased coal production taxes are primarily due to higher severance taxes, reclamation fee taxes and black lung excise taxes attributable to the increase in average sales price for produced coal. These improvements were offset, in part, by lower coal production volumes in the period-to-period comparison.

Gas production taxes increased $1 million due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

The $2 million increase in other coal taxes is primarily related to the reduction of the Virginia employment enhancement tax credit. Due to the previously discussed Buchanan Mine incident, our employment figures in Virginia have been temporarily reduced. The employment figure reduction has correspondingly reduced the tax credit that we earn. Other coal taxes have also increased in the 2008 period due to property taxes which are based on current assessment values which have increased over the prior year primarily related to the July 31, 2007 acquisition of AMVEST, as previously disclosed.

Other gas and other taxes have remained consistent in the period-to-period comparison.

Income Taxes

	2008 Period	2007 Period	Variance	Percentage Change
Earnings Before Income Taxes	$120	$162	$(42)	$(25.9)%
Tax Expense	$36	$43	$(7)	$(16.3)%
Effective Income Tax Rate	29.7%	26.5%	3.2%

CONSOL Energy’s effective tax is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority Interest

Minority interest represents 18.3% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $1 billion senior secured credit facility which expires in 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The agreement provides for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 11.23 to 1.00 at March 31, 2008. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.73 to 1.00 at March 31, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At March 31, 2008, the facility had approximately $280 million drawn and $264 million of letters of credit outstanding, leaving $456 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. At March 31, 2008, eligible accounts receivable totaled approximately $144 million. Subordinated retained interest was approximately $7 at March 31, 2008. Accounts receivable totaling $137 million were removed from the consolidated balance sheet at March 31, 2008. There were no letters of credit outstanding against the facility at March 31, 2008.

In October 2005, CNX Gas, an 81.7% controlled and consolidated subsidiary of CONSOL Energy, entered into a credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount to $300 million, including borrowings and letters of credit. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.16 to 1.00 at March 31, 2008. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 57.57 to 1.00 at March 31, 2008. At March 31, 2008, this facility had approximately $15 million of letters of credit issued and had no outstanding borrowings, leaving approximately $185 million of unused capacity. As a result of entering into the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005, and are also guarantors of CONSOL Energy’s 7.875% bonds.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net liability of $69.3 million at March 31, 2008. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the three months ended March 31, 2008 and 2007.

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

Cash Flows (in millions)

	2008	2007	Change
Cash flows from operating activities	$146	$183	$(37)
Cash used in investing activities	$(159)	$(148)	$(11)
Cash provided by (used in) financing activities	$34	$(41)	$75

Cash flows from operating activities changed primarily due to the following items:

•

Operating cash flows were lower due to a decrease of approximately $38 million in net income in the 2008 period as previously discussed in Item 2, Management’s Discussion and Analysis, section of this Form 10-Q.

•	Operating cash flows fluctuated due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

•

Operating cash flows were higher by approximately $3 million due to coal inventories. Coal inventories increased 0.4 million tons in the three months ended March 31, 2008 compared to an increase of 0.8 million tons in the three months ended March 31, 2007.

Net cash used in investing activities changed primarily due to the following items:

•	Capital expenditures increased $26 million to $176 million in the 2008 period compared to $150 million in the 2007 period. The increase was primarily related to the expanded gas drilling program.

•

Proceeds from the sale of assets were $16 million in the 2008 period compared to $4 million in the 2007 period. Proceeds in the 2008 period were primarily related to the sale of the Mill Creek Mine. Proceeds in the 2007 period were primarily due to the sale of coal lands. Both periods also included proceeds related to the sale of various properties held by CONSOL Energy.

Net cash provided by (used in) financing activities changed primarily due to the following items:

•	In the 2008 period, CONSOL Energy received proceeds of $33 million from our revolving credit facility. There was no activity under the revolving credit facility in the 2007 period.

•	In the 2007 period, approximately $26 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005.

•

In the 2008 period, approximately $5 million of proceeds were received from miscellaneous borrowings compared to $4 million of payments in the 2007 period. Miscellaneous borrowings consist mainly of debt incurred by variable interest entities and capital leases.

•

In the 2008 period, $10 million of cash was retained, compared to $1 million in the 2007 period, as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in cost of goods sold on the financial statements.

•

$5 million of stock was issued in the three months ended March 31, 2008 compared to $1 million issued in the three months ended March 31, 2007. Stock issuances in both periods were a result of stock option exercises.

•	Dividends of $18 million were paid in the 2008 period compared to $13 million in the 2007 period.

The following is a summary of our significant contractual obligations at March 31, 2008 (in thousands):

Payments due by Year

	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$280,000	$—	$—	$—	$280,000
Purchase Order Firm Commitments	3,467	—	—	—	3,467
Gas Firm Transportation Obligation	7,902	14,296	9,680	15,964	47,842
Long-Term Debt	8,827	124,000	264,853	23,239	420,919
Capital Lease Obligations	16,177	32,356	14,761	63,289	126,583
Operating Lease Obligations	40,258	62,467	32,290	131,017	266,032
Other Long-Term Liabilities (a)	343,054	605,755	528,782	2,164,235	3,641,826

Total Contractual Obligations (b)	$699,685	$838,874	$850,366	$2,397,744	$4,786,669

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure and other long-term liability costs.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At March 31, 2008, CONSOL Energy had total long-term debt of $517 million outstanding, including the current portion of long-term debt of $19 million. This long-term debt consisted of:

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

•	$38 million in advance royalty commitments with an average interest rate of 6.67% per annum;

•

An aggregate principal amount of $10 million on a variable rate note that bears interest at the prime rate, or 5.25% at March 31, 2008. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•

An aggregate principal amount of $19 million on various rate notes with a weighted average interest rate of 6.12% at March 31, 2008. These notes were incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $97 million of capital leases with a weighted average interest rate of 7.13% per annum.

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 6.52% due at various dates ranging from 2008 through 2031.

At March 31, 2008, CONSOL Energy also had $280 million of aggregate principal amounts of outstanding borrowings and approximately $264 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At March 31, 2008, CNX Gas, an 81.7% subsidiary, had no aggregate principal amounts of borrowings and approximately $15 million of letters of credit outstanding under its revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,213 million at March 31, 2008 and $1,214 million at December 31, 2007. Stockholders equity remained consistent primarily due to increases in net income for the three months ended March 31, 2008, the tax benefit from stock-based compensation and the issuance of treasury stock. These increases were offset by changes to the actuarial long-term liability related to the cumulative effect of adopting the change in measurement date due to adopting Statement of Financial Accounting Standards No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and the declaration of dividends. See Consolidated Statements of Stockholders’ Equity.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
April 25, 2008	$0.10	May 6, 2008	May 27, 2008
January 30, 2008	$0.10	February 7, 2008	February 22, 2008

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more and our availability is less than $100 million. The leverage ratio was 1.73 to 1.00 and our availability was approximately $456 million at March 31, 2008. The credit facility does not permit dividend payments in the event of default. There were no defaults in the three months ended March 31, 2008.

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

Recent Accounting Pronouncements

In March 2008, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CONSOL Energy’s management is currently assessing the new disclosure requirements required by SFAS 161.

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

•	increases in the price of commodities used in our mining operations could impact our cost of production;

•	obtaining governmental permits and approvals for our operations;

•	the effects of proposals to regulate greenhouse gas emissions;

•	the effects of government regulation;

•	the effects of stringent federal and state employee health and safety regulations;

•	the effects of mine closing, reclamation and certain other liabilities;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	we do not insure against all potential operating risks;

•	the outcomes of various legal proceedings, which proceedings are more fully described in our reports filed under the Securities Exchange Act of 1934;

•	increased exposure to employee related long-term liabilities;

•	our participation in multi-employer pension plans may expose us to obligations beyond the obligation to our employees;

•	lump-sum payments made to retiring salaried employees pursuant to our defined benefit pension plan;

•	our ability to comply with laws or regulations requiring that we obtain surety bonds for workers’ compensation and other statutory requirements;

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

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	the coalbeds and other strata from which we produce methane gas frequently contain water and the gas often contains impurities that may hamper production;

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	other factors discussed in our 2007 Form 10-K under “Risk Factors” on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CONSOL Energy believes that the use of derivative instruments along with the risk assessment procedures and internal controls mitigates CONSOL Energy’s exposure to material risk. The use of derivative instruments could materially affect CONSOL Energy’s results of operations depending on interest rates, exchange rates or market prices. However, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report Form 10-K for the year ended December 31, 2007.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2008 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2008 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$60.2	$150.7

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2008 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a net loss of $43.3 million (net of $26.0 million of deferred tax) at March 31, 2008. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2008, CONSOL Energy had $506 million aggregate principal amount of debt outstanding under fixed-rate instruments and $290 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $280 million of borrowings outstanding at March 31, 2008. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 4.37% per annum during the three months ended March 31, 2008. Due to the level of borrowings against this facility in the three months ended March 31, 2008, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2008 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through fourteenth paragraphs of Note 10 – Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Index

10.1	Directors Deferred Compensation Plan (the “1999 Plan”), as amended and restated

10.2	Trust Agreement Regarding Directors Deferred Compensation Plan (the “1999 Plan”), as amended and restated

10.3	Directors Deferred Fee Plan (the “2004 Plan”), as amended and restated

10.4	Trust Agreement Regarding Directors Deferred Fee Plan (the “2004 Plan”), as amended and restated

10.5	Short-Term Incentive Compensation Program for Executives (2008)

10.6	Long-Term Incentive Program (2008 - 2010)

10.7	Chairman’s Agreement, as amended and restated

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: April 30, 2008

By:	/s/ J. BRETT HARVEY
J. Brett Harvey, President and Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ WILLIAM J. LYONS
William J. Lyons, Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

10.1	Directors Deferred Compensation Plan (the “1999 Plan”), as amended and restated

10.2	Trust Agreement Regarding Directors Deferred Compensation Plan (the “1999 Plan”), as amended and restated

10.3	Directors Deferred Fee Plan (the “2004 Plan”), as amended and restated

10.4	Trust Agreement Regarding Directors Deferred Fee Plan (the “2004 Plan”), as amended and restated

10.5	Short-Term Incentive Compensation Program for Executives (2008)

10.6	Long-Term Incentive Program (2008 - 2010)

10.7	Chairman’s Agreement, as amended and restated

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.