Form 10-Q
period 2008-06-30
CONSOL ENERGY INC
filed 2008-08-05
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

Indicate by check mark whether the registrant;(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 18, 2008
Common stock, $0.01 par value	183,187,399

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED	FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales—Outside	$1,111,410	$879,300	$1,997,735	$1,712,427
Sales—Gas Royalty Interests	22,515	14,484	39,019	26,666
Sales—Purchased Gas	1,647	1,317	5,186	2,476
Freight—Outside	63,927	43,667	108,671	87,300
Other Income	11,397	121,230	86,016	146,314

Total Revenue and Other Income	1,210,896	1,059,998	2,236,627	1,975,183
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	740,735	591,157	1,377,463	1,110,406
Gas Royalty Interests’ Costs	21,880	12,500	37,954	23,138
Purchased Gas Costs	1,522	1,473	4,943	2,492
Freight Expense	63,927	43,667	108,671	87,300
Selling, General and Administrative Expense	30,644	26,539	61,114	52,548
Depreciation, Depletion and Amortization	95,775	75,689	188,503	152,478
Interest Expense	8,526	6,174	18,702	13,437
Taxes Other Than Income	73,299	62,474	144,905	130,752

Total Costs	1,036,308	819,673	1,942,255	1,572,551

Earnings Before Income Taxes and Minority Interest	174,588	240,325	294,372	402,632
Income Taxes	61,798	79,524	97,351	122,458

Earnings Before Minority Interest	112,790	160,801	197,021	280,174
Minority Interest	(11,778)	(7,684)	(20,927)	(13,795)

Net Income	$101,012	$153,117	$176,094	$266,379

Basic Earnings Per Share	$0.55	$0.84	$0.96	$1.46

Dilutive Earnings Per Share	$0.54	$0.83	$0.95	$1.44

Weighted Average Number of Common Shares Outstanding:
Basic	182,977,726	182,195,390	182,775,355	182,282,857

Dilutive	185,637,248	185,000,122	185,330,300	184,788,415

Dividends Paid Per Share	$0.10	$0.07	$0.20	$0.14

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$55,189	$41,651
Accounts and Notes Receivable:
Trade	282,409	180,545
Other Receivables	52,736	69,771
Inventories	174,660	163,193
Deferred Income Taxes	204,713	130,820
Recoverable Income Taxes	37,186	19,090
Prepaid Expenses	46,865	78,085

Total Current Assets	853,758	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	9,352,002	8,945,312
Less—Accumulated Depreciation, Depletion and Amortization	4,101,556	3,980,270

Total Property, Plant and Equipment—Net	5,250,446	4,965,042
Other Assets:
Deferred Income Taxes	343,823	374,811
Investment in Affiliates	68,199	94,866
Other	75,009	90,216

Total Other Assets	487,031	559,893

TOTAL ASSETS	$6,591,235	$6,208,090

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$267,966	$238,312
Short-Term Notes Payable	207,000	247,500
Current Portion of Long-Term Debt	20,716	18,283
Other Accrued Liabilities	733,880	512,302

Total Current Liabilities	1,229,562	1,016,397
Long-Term Debt:
Long-Term Debt	411,887	398,077
Capital Lease Obligations	85,640	90,848

Total Long-Term Debt	497,527	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,388,980	2,336,809
Pneumoconiosis Benefits	180,535	171,896
Mine Closing	402,270	399,633
Workers’ Compensation	131,356	118,356
Deferred Revenue	—	3,162
Salary Retirement	61,330	67,392
Reclamation	33,821	34,317
Other	269,972	193,666

Total Deferred Credits and Other Liabilities	3,468,264	3,325,231
Minority Interest	158,181	163,118

Total Liabilities and Minority Interest	5,353,534	4,993,671
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 185,126,526 Issued and 183,150,253 Outstanding at June 30, 2008; 185,126,526 Issued and 182,291,623 Outstanding at December 31, 2007	1,851	1,851
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	997,308	966,544
Retained Earnings	852,123	766,536
Accumulated Other Comprehensive Loss	(542,789)	(419,284)
Common Stock in Treasury, at Cost—1,976,273 Shares at June 30, 2008 and 2,834,903 Shares at December 31, 2007	(70,792)	(101,228)

Total Stockholders’ Equity	1,237,701	1,214,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,591,235	$6,208,090

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance—December 31, 2007	$1,851	$966,544	$766,536	$(419,284)	$(101,228)	$1,214,419

(Unaudited)
Net Income	—	—	176,094	—	—	176,094
Treasury Rate Lock (Net of ($31) tax)	—	—	—	(35)	—	(35)
Amortization of Prior Service Costs and Actuarial Loss (Net of ($106) tax)	—	—	—	(173)	—	(173)
Minority Interest in Other Comprehensive Income and Stock-based Compensation of Gas	—	—	—	27,667	—	27,667
Gas Cash Flow Hedge (Net of ($96,703) tax)	—	—	—	(150,877)	—	(150,877)

Comprehensive Income (Loss)	—	—	176,094	(123,418)	—	52,676
Cumulative Effect of FAS 158 Measurement (Net of $22,973 tax)	—	—	(37,647)	(87)	—	(37,734)
Issuance of Treasury Stock	—	—	(16,311)		30,467	14,156
Purchases of Treasury Stock	—	—	—	—	(31)	(31)
Tax Benefit from Stock-Based Compensation	—	19,994	—	—	—	19,994
Amortization of Stock-Based Compensation Awards	—	10,770	—	—	—	10,770
Dividends ($0.20 per share)	—	—	(36,549)	—	—	(36,549)

Balance—June 30, 2008	$1,851	$997,308	$852,123	$(542,789)	$(70,792)	$1,237,701

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net Income	$176,094	$266,379
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	188,503	152,478
Stock-based Compensation	12,425	16,717
Gain on the Sale of Assets	(8,050)	(106,541)
Change in Minority Interest	20,927	13,795
Amortization of Mineral Leases	3,240	3,465
Deferred Income Taxes	68,996	57,034
Equity in Earnings of Affiliates	(3,645)	(2,733)
Changes in Operating Assets:
Accounts Receivable Securitization	29,900	—
Accounts and Notes Receivable	(110,856)	14,059
Inventories	(11,467)	(14,998)
Prepaid Expenses	19,289	11,542
Changes in Other Assets	13,822	16,518
Changes in Operating Liabilities:
Accounts Payable	21,058	(39,195)
Other Operating Liabilities	11,276	36,107
Changes in Other Liabilities	37,739	29,078
Other	726	765

Net Cash Provided by Operating Activities	469,977	454,470

Investing Activities:
Capital Expenditures	(436,277)	(344,599)
Net Investment in Equity Affiliates	(819)	(2,240)
Proceeds from Sales of Assets	17,280	61,055

Net Cash Used in Investing Activities	(419,816)	(285,784)

Financing Activities:
Proceeds from Miscellaneous Borrowings	6,307	284
Payments on Revolver	(40,500)	—
Payments on Long Term Notes	—	(45,000)
Tax Benefit from Stock-Based Compensation	19,994	4,643
Dividends Paid	(36,549)	(25,526)
Issuance of Treasury Stock	14,156	5,153
Purchases of Treasury Stock	(31)	(25,618)

Net Cash Used in Financing Activities	(36,623)	(86,064)

Net Increase in Cash and Cash Equivalents	13,538	82,622
Cash and Cash Equivalents at Beginning of Period	41,651	223,883

Cash and Cash Equivalents at End of Period	$55,189	$306,505

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of 2007 data have been made to conform to the three and six months ended June 30, 2008 classifications.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted, and outstanding stock options were exercised, and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 383,161 shares of common stock were outstanding for both the three and six months ended June 30, 2008, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 137,963 shares and 1,179,871 shares of common stock were outstanding for the three and six months ended June 30, 2007, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

There were 423,977 options and 304,247 options exercised during the three months ended June 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during the three months ended June 30, 2008 and 2007 was $20.98 and $13.44, respectively. There were 816,614 options and 399,722 options exercised during the six months ended June 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during the six months ended June 30, 2008 and 2007 was $17.90 and $12.89, respectively. Additionally, during the three and six months ended June 30, 2008, 391 and 48,929 fully vested restricted stock awards were released, respectively. During the three and six months ended June 30, 2007, no restricted stock awards were released.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$101,012	$153,117	$176,094	$266,379

Average shares of common stock outstanding:
Basic	182,977,726	182,195,390	182,775,355	182,282,857
Effect of stock options	2,659,522	2,804,732	2,554,945	2,505,558

Dilutive	185,637,248	185,000,122	185,330,300	184,788,415

Earnings per share:
Basic	$0.55	$0.84	$0.96	$1.46

Dilutive	$0.54	$0.83	$0.95	$1.44

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In June 2008, CONSOL Energy, through a subsidiary, completed the acquisition of the outstanding 50% interest in Knox Energy, LLC not already owned by CNX Gas for a cash payment of $36,000 which was principally allocated to property, plant, and equipment. Prior to the acquisition of the outstanding interest, Knox Energy, LLC had been proportionately consolidated into CONSOL Energy’s financial statements. Knox Energy, LLC is a natural gas production company with operations in Tennessee. The pro forma results for this acquisition are not significant to CONSOL Energy’s financial results.

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

The unaudited pro forma results for the three and six months ended June 30, 2007, assuming the acquisition had occurred at January 1, 2007 are estimated to be:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$1,120,463	$2,094,424

Earnings Before Taxes	$243,559	$408,769

Net Income	$155,482	$270,870

Basic Earnings Per Share	$0.85	$1.49

Dilutive Earnings Per Share	$0.84	$1.47

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

In June 2007, CONSOL Energy, through a subsidiary, acquired certain coalbed methane and gas rights from Peabody Energy for a cash payment of $15,000 plus approximately $361 of miscellaneous acquisition costs. Subsequent to June 30, 2007, $1,289 of additional acquisition costs were paid related to this acquisition.

In June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53,309. This transaction resulted in a pre-tax gain of $49,868.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and six months ended June 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2,438	$2,754	$4,876	$5,507	$2,639	$2,747	$5,277	$5,494
Interest cost	8,257	7,139	16,515	14,277	39,959	34,791	79,919	69,582
Expected return on plan assets	(8,418)	(7,624)	(16,835)	(15,248)	—	—	—	—
Settlement loss	—	—	—	3,192	—	—	—	—
Amortization of prior service costs (credit)	(279)	(279)	(557)	(557)	(12,157)	(12,750)	(24,313)	(25,500)
Recognized net actuarial loss	4,182	3,122	8,363	6,244	15,376	15,307	30,752	30,615

Net periodic benefit cost	$6,180	$5,112	$12,362	$13,415	$45,817	$40,095	$91,635	$80,191

CONSOL Energy adopted the measurement provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), on January 1, 2008. As a result of this adoption, the Company recognized an increase of $2,278 and $42,599 in the liabilities for pension and other postretirement benefits, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88),” requires that when the lump-sum distributions made for a plan year, which prior to CONSOL Energy’s adoption of SFAS 158 was October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. CONSOL Energy recognized a settlement loss of $3,192 in the six months ended June 30, 2007. The settlement loss was included in costs of goods sold and other operating charges and selling, general and administrative expenses.

For the three and six months ended June 30, 2008, $14,734 and $14,886 of contributions to pension trusts and pension benefits have been paid from operating cash flows. CONSOL Energy presently anticipates contributing a total of $39,000 to the pension trust in 2008.

We do not expect to contribute to the other post employment benefit plan in 2008. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2008, $34,315 and $70,273 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1,259	$1,412	$2,518	$2,822	$7,258	$7,414	$14,515	$14,829
Interest cost	2,937	2,851	5,874	5,701	2,082	2,079	4,164	4,157
Amortization of actuarial gain	(6,027)	(5,776)	(12,056)	(11,550)	(1,235)	(988)	(2,468)	(1,976)
State administrative fees and insurance bond premiums	—	—	—	—	1,750	1,661	3,041	3,879
Legal and administrative costs	675	675	1,350	1,350	806	815	1,612	1,630

Net periodic (benefit) cost	$(1,156)	$(838)	$(2,314)	$(1,677)	$10,661	$10,981	$20,864	$22,519

CONSOL Energy adopted the measurement provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), on January 1, 2008. As a result of this adoption, the Company recognized an increase of $4,871 and $10,146 in the liabilities for coal workers’ pneumoconiosis and workers’ compensation, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

CONSOL Energy does not expect to contribute to the CWP plan in 2008. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2008, $3,110 and $5,825 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2008. We intend to pay benefit claims as they become due. For the three and six months ended June 30, 2008, $9,038 and $18,761 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Six Months Ended June 30,
	2008		2007
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$103,030	35.0%	$140,921	35.0%
Excess tax depletion	(18,163)	(6.2)	(34,872)	(8.7)
Effect of domestic production activities deduction	(1,472)	(0.5)	(2,361)	(0.6)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	589	0.2	878	0.2
Net effect of state tax	11,304	3.8	16,169	4.0
Other	2,063	0.7	1,723	0.5

Income Tax Expense / Effective Rate	$97,351	33.0%	$122,458	30.4%

CONSOL Energy adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. During the three months ended June 30, 2008 CONSOL Energy reduced its liability for unrecognized tax benefits by $7,899 as a result of resolving certain issues with the Internal Revenue Service (IRS) related to its examination of the Company’s 2004 and 2005 income tax returns. The reduction in the liability for unrecognized tax benefits had no impact on net income for the period since the issues involved the proper timing of certain tax deductions, and not the deductibility of the expenses. During the three months ended June 30, 2007 the Company recognized an increase of $970 in its liability for unrecognized tax benefits as a result of tax positions taken during the period. The increase in the liability was accounted for as additional state income tax expense.

The total amounts of unrecognized tax benefits as of June 30, 2008 and June 30, 2007 were approximately $55,622 and $51,164 respectively. If these unrecognized tax benefits were recognized approximately $12,600 and $10,600, respectively, would affect CONSOL Energy’s effective tax rate.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U.S. federal, various states, and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The IRS is in the process of concluding its examination of CONSOL Energy’s U.S. 2004 and 2005 income tax returns. Within the next twelve months, CONSOL Energy expects to conclude this examination, and remit payment of the resulting tax deficiencies to federal and state taxing authorities. The amounts of the tax deficiencies for 2004 and 2005 have not been determined at this time by the IRS, however the Company believes that the recorded amount of the liabilities related to unrecognized tax benefits for these periods is adequate. Consequently, the resolution of the IRS’ examination of the Company’s 2004 and 2005 tax returns should have no impact on net income during the next twelve-month period. As of June 30, 2008, CONSOL Energy classified federal and state unrecognized tax benefits relating to the 2004 and 2005 tax returns of $16,264 and $3,251, respectively, as current liabilities in its financial statements. The Company also classified interest expense relating to the two-year audit period of $5,728 as a current liability.

The IRS Appeals Division concluded its review of the examination results of the Company’s 2002 and 2003 income tax returns during the three months ended June 30, 2008. The Company paid the disputed tax liability in a prior period, and anticipates that approximately $1,612 of interest will be paid as a result of the settlement of an issue relating to the proper year of deducting certain operating costs. The resolution of the issue and payment of interest has no impact on net income since the liability previously had been adequately provided.

Within the next twelve months the statute of limitations will expire for a tax period in one of the states in which the Company conducts business. At this time the taxing jurisdiction has not commenced an examination of the Company’s tax return filed for this period. Consequently, the amount of the tax payment to be made regarding this year cannot be projected at this time; however, the Company believes that the impact of the expiration of the statute of limitations in the state is insignificant to its financial statements.

CONSOL Energy recognizes interest expense related to unrecognized tax benefits as a component of interest expense. As of June 30, 2008 and June 30, 2007 the Company had accrued interest of approximately $9,944 and $7,102, respectively, for interest related to uncertain tax positions. The accrued interest liabilities for the six months ended June 30, 2008 and June 30, 2007 include $1,439 and $2,109, respectively, of interest expense recorded in the Company’s statements of operations related to unrecognized tax benefits.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of June 30, 2008 and June 30, 2007, CONSOL Energy had an accrued liability of approximately $1,200 for tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	June 30, 2008	December 31, 2007
Coal	$60,403	$45,614
Merchandise for resale	22,515	25,418
Supplies	91,742	92,161

Total Inventories	$174,660	$163,193

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive up to $165,000 on a revolving basis. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At June 30, 2008, there were no letters of credit outstanding against the facility.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $1,285 and $2,862 for the three and six months ended June 30, 2008. Costs associated with the receivables facility totaled $112 and $189 for the three and six months ended June 30, 2007. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012.

At June 30, 2008 and 2007, eligible accounts receivable totaled approximately $165,000 and $137,500, respectively. The subordinated retained interest approximated $9,700 and $137,500 at June 30, 2008 and 2007, respectively. Accounts receivables totaling $155,300 were removed from the Consolidated Balance Sheet at June 30, 2008. At June 30, 2007, no accounts receivable were removed from the Consolidated Balance Sheet because CNX Funding retained the total eligible accounts receivable. CONSOL Energy’s $29,900 increase in the accounts receivable securitization program for the six months ended June 30, 2008 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	June 30, 2008	December 31, 2007
Coal & other plant and equipment	$4,349,443	$4,249,698
Coal properties and surface lands	1,251,948	1,313,440
Gas properties and related development	1,106,995	889,057
Gas gathering equipment	660,239	596,171
Airshafts	600,644	582,028
Leased coal lands	502,130	458,216
Mine development	507,053	490,876
Coal advance mining royalties	371,291	363,072
Gas advance royalties	2,259	2,754

Total property, plant and equipment	9,352,002	8,945,312
Less accumulated depreciation, depletion and amortization	4,101,556	3,980,270

Total Net Property, Plant & Equipment	$5,250,446	$4,965,042

NOTE 9—SHORT-TERM NOTE PAYABLE:

CONSOL Energy has a five-year, $1,000,000 senior secured credit facility which extends through June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries, and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 8.96 to 1.00 at June 30, 2008. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio covenant was 1.89 to 1.00 at June 30, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At June 30, 2008, the $1,000,000 facility had borrowings of $180,000 outstanding and $259,413 of letters of credit outstanding, leaving $560,587 of capacity available for borrowings and the issuance of letters of credit.

In October 2005, CNX Gas entered into a five-year, $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.24 to 1.00 at June 30, 2008. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 72.65 to 1.00 at June 30, 2008. At June 30, 2008, the CNX Gas credit agreement had $27,000 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $158,067 of capacity available for borrowings and the issuance of letters of credit.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. Our current estimates related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On January 30, 2008, the Pennsylvania Department of Conservation and Natural Resources filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The matter was the subject of a mediation process with an independent, neutral mediator prior to the filing of the Complaint. That process terminated with no resolution and the Commonwealth then filed its Complaint. The Commonwealth claims that the Company’s underground longwall mining activities in the Summer of 2005 in Greene County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly under its role of Parens Patrie to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud; the last claim seeking punitive damages. The Company has not yet filed its answer to the Complaint, but has filed preliminary motions regarding the propriety of the claims filed by the Commonwealth. The Company believes it was not responsible for the damage to the dam, that there exist numerous grounds upon which to attack the propriety of the claims, and it will vigorously defend the case. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time, and in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three and six months ended June 30, 2008 and the year ended December 31, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. The current estimated cost of remedial action including payment of the EPA’s past and future cost is approximately $40,000. There was $3,200 of expense recognized in the three and six months ended June 30, 2008. CONSOL Energy funded $1,440 and $2,880 in the three and six months ended June 30, 2008, respectively, to an independent trust established for this remediation. CONSOL Energy has funded $6,639 since inception of the independent trust established for this remediation. The remaining liability of $6,162 is included in Other Accrued Liabilities at June 30, 2008. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. CONSOL Energy’s portion of probable recoveries are estimated to be $3,420, of which $16 has been collected to date. Accordingly, an asset has been included in Other Assets for these claims. CONSOL Energy expects the majority of payments related to this liability to be made over the next eighteen months. In addition, the EPA has advised the PRPs that it has completed its investigation of additional areas of potential contamination allegedly related to the Ward Transformer site and published the proposed remedial action plan for public comment. Special notice letters to PRPs have not yet been completed. We are currently working with the EPA in an effort to have special notice letters sent to a large group of PRPs, of which it is probable we will be named. No expense was recognized in the six months ended June 30, 2008 related to the additional areas of Ward Transformer. The $1,000 previously recognized liability related to these areas is included in Other Accrued Liabilities at June 30, 2008. Until the remediation determination is completed, a specific range of potential exposure is not possible to estimate. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims. We cannot predict the ultimate outcome of this Superfund site; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the removal of naturally accumulating and pumped water from the Buchanan Mine:

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

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claimed the water would adversely affect its remaining coal reserves and coalbed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Circuit Court for a temporary restraining order prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Circuit Court denied. Subsequently, the Circuit Court entered an order holding that CCC has the right to store water in the VP3 mine void based upon provisions in this lease and dismissed the action. The Virginia Supreme Court, on appeal, disagreed with the Circuit Court’s interpretation of the lease, held that CCC has no right to store wastewater in VP3 and reversed the dismissal and remanded to the Circuit Court to determine whether under equitable principles a permanent injunction should be issued. We have petitioned the Virginia Supreme Court for reconsideration of its decision. On June 13, 2008 Levisa Coal Company filed a second action against CCC in the Circuit Court of Buchanan County, Virginia relating to the deposit of water by CCC into the void spaces of the VP3 mine which seeks damages of approximately $300,000, plus interest, costs and attorneys’ fees.

Meredith Ellis Jennings and several other individuals and entities filed an action on July 8, 2008 against CCC in the Circuit Court of Buchanan County, Virginia (the “Pobst/Combs Action”). The plaintiffs allege that they hold real property interests and royalty interests in gas including coal bed methane gas in and around the VP3 mine. The action is for injunctive relief and seeks a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of the VP3 mine and requiring CCC to remove water from the void spaces of the VP3 mine.

CCC has obtained revision to its environmental permit from the Division of Mined Land Reclamation (“DMLR”) of the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3, and to permit the discharge of water into the nearby Levisa River under controlled conditions. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy, Virginia, Buchanan County Board of Supervisors, and others have requested the DMME to reconsider the permit revisions issued by DMLR. Requests for temporary relief to prevent CCC from constructing and operating pursuant to the permit revisions pending a final hearing before the DMME have been rejected by the Director of the DMME. The hearing to be conducted by the Director of the DMME through a Hearing Officer appointed by the Supreme Court of Virginia has not yet been scheduled. The plaintiffs in the Yukon Action on June 13, 2006 also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia seeking to enjoin DMLR and DMME from issuing the permit revisions, which were ultimately issued in September 2006 and are the subject of the administrative appeal to the Director of DMME described above. The Levisa Action plaintiff filed a nearly identical action. DMME filed demurrers, but no hearing has been conducted since the DMME issued the permit in September 2006. On December 4, 2006, both the plaintiffs in the Yukon Action and Levisa nonsuited their respective “Citizen Suits.”

We believe that CCC had and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines, including VP3. We also believe DMME properly issued environmental permits to CCC authorizing it to deposit naturally accumulating water from the Buchanan Mine into VP3 as well as discharging water into the Levisa River under the controlled conditions established by the permits. CCC and the other named CONSOL Energy defendants in the Yukon Action, the Levisa Action and the Pobst/Combs Action deny all liability and intend to vigorously defend the actions filed against them in connection with the removal and deposit of water from the Buchanan Mine. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if a temporary restraining order or an injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CNX Gas, an 81.7% subsidiary, is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06). CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating or maintaining its pipeline on the property. The court stayed the portion of its order that required GeoMet to remove its pipeline, pending GeoMet’s appeal of the decision to the Virginia Supreme Court. GeoMet filed an emergency appeal to the Virginia Supreme Court, which on June 20, 2007, overturned the provision of the circuit court’s order requiring GeoMet to remove its pipeline, as well as the related stay and the conditions thereof. The remaining portions of the May 23, 2007 order have been certified for interlocutory appeal to the Virginia Supreme Court, and the appeal is pending in the Virginia Supreme Court. Pocahontas Mining has amended its complaint to seek rescission or reformation of the lease. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

In April 2005, Buchanan County Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (Case No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the cash flows of CONSOL Energy.

In November 2005, we filed a complaint for declaratory judgment in the U.S. District Court for the Western District of Pennsylvania (C.A. No. 05-1574) against CDX Gas, LLC, seeking a judicial determination that we do not infringe any claim of any valid and enforceable CDX patent relating to certain vertical to horizontal CBM drilling methods. CDX filed an answer and counterclaim denying our allegations of invalidity and alleging that we infringe certain claims of their patents. On June 2, 2008, CNX Gas and CDX announced that they had settled this litigation. As part of the settlement, CNX Gas affirmed the validity and enforceability of the patents at issue in the litigation and CNX Gas licensed the CDX technology from CDX. The settlement did not require CNX Gas to pay CDX any cash consideration for CNX Gas’ prior drilling activities. The pending litigation was dismissed with prejudice. The parties have agreed to enter into joint venture arrangements with respect to several properties. The other terms of the settlement agreement are confidential.

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

On March 28, 2007, the assigned operators, including the subsidiaries of CONSOL Energy, and the Combined Fund entered into a settlement agreement that resolved all issues relating to the calculation and imposition of the higher per beneficiary premium rate. The settlement agreement provides for full reimbursement of the higher per beneficiary premium rate calculated and imposed on the subsidiaries of CONSOL Energy and for the payment of interest on all amounts to be reimbursed. CONSOL Energy received reimbursement of approximately $33,400, which includes the reduction of $2,255 related to the unassigned beneficiary premium liability previously accrued. The reimbursement was reflected as a reduction to cost of goods sold and other charges in the six months ended June 30, 2007.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. On March 17, 2008, Buchanan Mine resumed production. This incident is covered under our property and business interruption insurance policy, subject to certain deductibles. Business interruption recoveries of $50,000 were recognized as Other Income in the six months ended June 30, 2008, $42,000 in the coal segment and $8,000 in the gas segment. The total recoveries for this incident under our insurance policy were $75,000. As of June 30, 2008, all recognized recoveries have been collected. No other insurance recoveries for this incident will be received.

At June 30, 2008, CONSOL Energy and certain subsidiaries have provided the following financial guarantees and unconditional purchase obligations. We believe that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition. The fair value of all liabilities associated with these guarantees have been properly recorded and reported in the financial statements.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of Credit:
Employee-Related	$175,618	$113,104	$62,514	$—	$—
Environmental	74,193	71,478	2,715	—	—
Gas	14,933	152	14,781	—	—
Other	9,602	9,502	100	—	—

Total Letters of Credit	$274,346	$194,236	$80,110	$—	$—

Surety Bonds:
Employee-Related	$201,751	$190,251	$11,500	$—	$—
Environmental	309,629	284,959	24,670	—	—
Gas	3,325	3,289	36	—	—
Other	9,390	9,370	20	—	—

Total Surety Bonds	$524,095	$487,869	$36,226	$—	$—

Guarantees:
Coal	$588,403	$291,738	$263,024	$30,544	$3,097
Gas	42,004	38,904	—	—	3,100
Other	223,537	39,155	37,704	26,339	120,339

Total Guarantees	$853,944	$369,797	$300,728	$56,883	$126,536

Total Commitments	$1,652,385	$1,051,902	$417,064	$56,883	$126,536

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

NOTE 11—OTHER COMPREHENSIVE INCOME:

Total comprehensive income, net of tax, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$101,012	$153,117	$176,094	$266,379
Treasury Rate Lock	(14)	(21)	(35)	(41)
Amortization of prior service costs and actuarial gains (loss)	(86)	(909)	(173)	(1,818)
Pension Settlement Accounting		—	—	2,132
Minority Interest in Other Comprehensive Income and Stock- Based Compensation	18,650	(1,905)	27,667	263
Gas Cash Flow Hedge	(101,702)	10,358	(150,877)	(1,326)
FAS 158 Long-Term Liability Deferred Tax Adjustments		(361)		(361)

Total Comprehensive Income	$17,860	$160,279	$52,676	$265,228

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

The financial liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$238,738	$—
Coal Sales Options	$—	$21,652	$—

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	June 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$55,189	$55,189	$41,651	$41,651
Short-term notes payable	$(207,000)	$(207,000)	$(247,500)	$(247,500)
Long-term debt	$(422,128)	$(428,934)	$(406,451)	$(420,203)

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and six months ended June 30, 2008, the Northern Appalachian aggregated segment includes the following mines: Blacksville 2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork and Mine 84. For the three and six months ended June 30, 2008, the Central Appalachian aggregated segment includes the following mines: Jones Fork, Miller Creek and Wiley-Mill Creek. The three and six months ended June 30, 2008 also includes the Fola Complex and the Terry Eagle Complex which were acquired in the July 2007 AMVEST acquisition. For the three and six months ended June 30, 2008, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2007 segment information have been made to conform to the 2008 presentation.

Industry segment results for the three months ended June 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$525,213	$93,656	$130,952	$97,407	$847,228	$179,475	$84,707	$—	$1,111,410
Sales—gas royalty interest	—	—	—	—	—	22,515	—	—	22,515
Sales—purchased gas	—	—	—	—	—	1,647	—	—	1,647
Freight—outside	—	—	—	63,927	63,927	—	—	—	63,927
Intersegment transfers	—	—	—	—	—	1,444	36,391	(37,835)	—

Total Sales and Freight	$525,213	$93,656	$130,952	$161,334	$911,155	$205,081	$121,098	$(37,835)	$1,199,499

Earnings (Loss) Before Income Taxes	$74,621	$(8,836)	$53,097	$(33,913)	$84,969	$103,105	$7,677	$(21,163)	$174,588	(A)

Segment assets					$4,110,732	$1,679,674	$246,675	$554,154	$6,591,235	(B)

Depreciation, depletion and amortization					$74,295	$16,592	$4,888	$—	$95,775

Capital Expenditures (Including acquisitions)					$104,963	$149,254	$5,718	$—	$259,935

(A)	Includes equity in earnings of unconsolidated affiliates of $218, $6 and $2,066 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $6,925, $24,769 and $36,505 for Coal, Gas and All Other, respectively.

Industry segment results for the three months ended June 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$524,074	$56,947	$99,866	$32,972	$713,859	$113,369	$52,072	$—	$879,300
Sales—gas royalty interest	—	—	—	—	—	14,484	—	—	14,484
Sales—purchased gas	—	—	—	—	—	1,317	—	—	1,317
Freight—outside	—	—	—	43,667	43,667	—	—	—	43,667
Intersegment transfers	—	—	—	—	—	1,337	34,835	(36,172)	—

Total Sales and Freight	$524,074	$56,947	$99,866	$76,639	$757,526	$130,507	$86,907	$(36,172)	$938,768

Earnings (Loss) Before Income Taxes	$92,887	$4,768	$40,173	$59,075	$196,903	$65,672	$4,968	$(27,218)	$240,325	(C)

Segment assets					$3,566,640	$1,258,997	$226,696	$860,412	$5,912,745	(D)

Depreciation, depletion and amortization					$59,234	$11,979	$4,476	$—	$75,689

Capital Expenditures					$100,671	$90,130	$3,579	$—	$194,380

(C)	Includes equity in earnings of unconsolidated affiliates of $299, $196 and $1,359 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $2,292, $53,472 and $33,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the six months ended June 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1.048,376	$182,582	$141,677	$162,683	$1,535,318	$306,874	$155,543	$—	$1,997,735
Sales—gas royalty interest	—	—	—	—	—	39,019	—	—	39,019
Sales—purchased gas	—	—	—	—	—	5,186	—	—	5,186
Freight—outside	—	—	—	108,671	108,671	—	—	—	108,671
Intersegment transfers	—	—	—	—	—	4,586	69,327	(73,913)	—

Total Sales and Freight	$1,048,376	$182,582	$141,677	$271,354	$1,643,989	$355,665	$224,870	$(73,913)	$2,150,611

Earnings (Loss) Before Income Taxes	$188,210	$(13,367)	$45,244	$(71,922)	$148,165	$181,031	$10,190	$(45,014)	$294,372	(E)

Segment assets					$4,110,732	$1,679,674	$246,675	$554,154	$6,591,235	(F)

Depreciation, depletion and amortization					$146,131	$32,537	$9,835	$—	$188,503

Capital Expenditures (Including acquisitions)					$190,165	$235,806	$10,306	$—	$436,277

(E)	Includes equity in earnings of unconsolidated affiliates of $674, $116 and $2,855 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $6,925, $24,769 and $36,505 for Coal, Gas and All Other, respectively.

Industry segment results for the six months ended June 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,030,946	$104,019	$185,782	$74,270	$1,395,017	$212,578	$104,832	$—	$1,712,427
Sales—gas royalty interest	—	—	—	—	—	26,666	—	—	26,666
Sales—purchased gas	—	—	—	—	—	2,476	—	—	2,476
Freight—outside	—	—	—	87,300	87,300	—	—	—	87,300
Intersegment transfers	—	—	—	—	—	2,416	69,638	(72,054)	—

Total Sales and Freight	$1,030,946	$104,019	$185,782	$161,570	$1,482,317	$244,136	$174,470	$(72,054)	$1,828,869

Earnings (Loss) Before Income Taxes	$221,782	$11,273	$76,384	$19,346	$328,785	$117,909	$8,230	$(52,292)	$402,632	(G)

Segment assets					$3,566,640	$1,258,997	$226,696	$860,412	$5,912,745	(H)

Depreciation, depletion and amortization					$119,407	$24,077	$8,994	$—	$152,478

Capital Expenditures					$190,550	$147,665	$6,384	$—	$344,599

(G)	Includes equity in earnings of unconsolidated affiliates of $438, $403 and $1,892 for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $2,292, $53,472 and $33,428 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Segment earnings before income taxes for total reportable business segments	$188,074	$262,575	$329,196	$446,694
Segment earnings before income taxes for all other businesses	7,677	4,968	10,190	8,230
Incentive compensation (A)	(5,234)	(16,204)	(12,013)	(25,973)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (A)	(5,842)	(4,357)	(10,770)	(15,132)
Interest income (expense), net and other non-operating activity(A)	(10,087)	(6,657)	(22,231)	(11,187)

Earnings Before Income Taxes	$174,588	$240,325	$294,372	$402,632

(A)	Excludes amounts specifically related to the Gas segment.

Total Assets:

	June 30,
	2008	2007
Segment assets for total reportable business segments	$5,790,406	$4,825,637
Segment assets for all other businesses	246,675	226,696
Items excluded from segment assets:
Cash and other investments (A)	32,503	248,232
Deferred tax assets (A)	483,260	610,631
Recoverable Income Taxes	37,186	—
Bond issuance costs	1,205	1,549

Total Consolidated Assets	$6,591,235	$5,912,745

(A)	Excludes amounts specifically related to the gas segment.

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

Income Statement for the three months ended June 30, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$180,919	$863,301	$68,737	$(1,547)	$1,111,410
Sales—Purchased Gas	—	1,647	—	—	—	1,647
Sales—Gas Royalty Interests	—	22,515	—	—	—	22,515
Freight—Outside	—	—	63,927	—	—	63,927
Other Income (including equity earnings)	120,179	728	482	10,050	(120,042)	11,397

Total Revenue and Other Income	120,179	205,809	927,710	78,787	(121,589)	1,210,896
Cost of Goods Sold and Other Operating Charges	19,082	38,283	638,313	29,917	15,140	740,735
Purchased Gas Costs	—	1,522	—	—	—	1,522
Gas Royalty Interests’ Costs	—	21,913	—	—	(33)	21,880
Related Party Activity	2,353	—	(22,389)	38,047	(18,011)	—
Freight Expense	—	—	63,927	—	—	63,927
Selling, General and Administrative Expense	—	21,430	9,498	(284)	—	30,644
Depreciation, Depletion and Amortization	2,158	16,592	74,236	2,791	(2)	95,775
Interest Expense	4,098	1,683	2,694	135	(84)	8,526
Taxes Other Than Income	1,783	—	69,125	2,391	—	73,299

Total Costs	29,474	101,423	835,404	72,997	(2,990)	1,036,308

Earnings (Loss) Before Income Taxes	90,705	104,386	92,306	5,790	(118,599)	174,588
Income Tax Expense (Benefit)	(10,307)	40,131	29,783	2,191	—	61,798

Earnings (Loss) before Minority Interest	101,012	64,255	62,523	3,599	(118,599)	112,790
Minority Interest	—	—	—	—	(11,778)	(11,778)

Net Income (Loss)	$101,012	$64,255	$62,523	$3,599	$(130,377)	$101,012

Balance Sheet for June 30, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$30,115	$23,101	$—	$1,973	$—	$55,189
Accounts and Notes Receivable:
Trade	—	80,921	—	201,488	—	282,409
Other	1,408	6,132	7,078	38,118	—	52,736
Inventories	80	—	152,052	22,528	—	174,660
Recoverable Income Taxes	37,186	—	—	—	—	37,186
Deferred Income Taxes	139,437	65,276	—	—	—	204,713
Prepaid Expenses	19,585	1,423	23,940	1,917	—	46,865

Total Current Assets	227,811	176,853	183,070	266,024	—	853,758
Property, Plant and Equipment:
Property, Plant and Equipment	118,690	1,759,209	7,385,997	88,106	—	9,352,002
Less-Accumulated Depreciation, Depletion and Amortization	66,429	282,853	3,709,386	42,888	—	4,101,556

Property, Plant and Equipment—Net	52,261	1,476,356	3,676,611	45,218	—	5,250,446
Other Assets:
Deferred Income Taxes	556,739	(212,916)	—	—	—	343,823
Investment in Affiliates	443,857	24,769	1,607,392	—	(2,007,819)	68,199
Other	15,871	4,539	36,644	17,955	—	75,009

Total Other Assets	1,016,467	(183,608)	1,644,036	17,955	(2,007,819)	487,031

Total Assets	$1,296,539	$1,469,601	$5,503,717	$329,197	$(2,007,819)	$6,591,235

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$85,651	$41,768	$113,081	$27,466	$—	$267,966
Accounts Payable (Recoverable)—Related Parties	1,753,187		(1,922,207)	169,020	—	—
Short-Term Notes Payable	180,000	27,000	—	—	—	207,000
Current Portion of Long–Term Debt	—	7,450	11,266	2,000	—	20,716
Other Accrued Liabilities	140,182	207,114	376,808	9,776	—	733,880

Total Current Liabilities	2,159,020	283,332	(1,421,052)	208,262	—	1,229,562
Long-Term Debt:	258,951	76,641	153,950	7,985	—	497,527
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,856	2,386,124	—	—	2,388,980
Pneumoconiosis	—	—	180,535	—	—	180,535
Mine Closing	—	—	394,879	7,391	—	402,270
Workers’ Compensation	—	—	131,356	—	—	131,356
Salary Retirement	61,330	—	—	—	—	61,330
Reclamation	—	—	13,683	20,138	—	33,821
Other	54,943	118,268	78,961	17,800	—	269,972

Total Deferred Credits and Other Liabilities	116,273	121,124	3,185,538	45,329	—	3,468,264
Minority Interest	—	—	—	—	158,181	158,181
Stockholders’ Equity	(1,237,705)	988,504	3,585,281	67,621	(2,166,000)	1,237,701

Total Liabilities and Stockholders’ Equity	$1,296,539	$1,469,601	$5,503,717	$329,197	$(2,007,819)	$6,591,235

Income Statement for the three months ended June 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$114,706	$723,551	$42,380	$(1,337)	$879,300
Sales—Purchased Gas	—	1,317	—	—	—	1,317
Sales—Gas Royalty Interests	—	14,484	—	—	—	14,484
Freight—Outside	—	—	43,667	—	—	43,667
Other Income (including equity earnings)	174,914	3,161	106,334	10,398	(173,577)	121,230

Total Revenue and Other Income	174,914	133,668	873,552	52,778	(174,914)	1,059,998
Cost of Goods Sold and Other Operating Charges	26,326	26,955	479,833	3,531	54,512	591,157
Purchased Gas Costs	—	1,473	—	—	—	1,473
Gas Royalty Interests’ Costs	—	12,528	(28)	—		12,500
Related Party Activity	3,320	—	13,266	38,063	(54,649)	—
Freight Expense	—	—	43,667	—	—	43,667
Selling, General and Administrative Expense	—	12,555	12,441	1,543	—	26,539
Depreciation, Depletion and Amortization	1,895	11,979	59,339	2,494	(18)	75,689
Interest Expense	887	1,246	3,901	140	—	6,174
Taxes Other Than Income	1,237	—	59,631	1,606	—	62,474

Total Costs	33,665	66,736	672,050	47,377	(155)	819,673

Earnings (Loss) Before Income Taxes	141,249	66,932	201,502	5,401	(174,759)	240,325
Income Tax Expense (Benefit)	(11,868)	25,444	64,058	1,890	—	79,524

Earnings (Loss) before Minority Interest	153,117	41,488	137,444	3,511	(174,759)	160,801
Minority Interest	—	—	—	—	(7,684)	(7,684)

Net Income (Loss)	$153,117	$41,488	$137,444	$3,511	$(182,443)	$153,117

Balance Sheet for December 31, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$6,519	$32,048	$—	$3,084	$—	$41,651
Accounts and Notes Receivable:
Trade	—	38,680	—	141,865	—	180,545
Other	840	2,428	34,619	31,884	—	69,771
Inventories	—	—	135,132	28,061	—	163,193
Recoverable Income Taxes	18,118	972	—	—	—	19,090
Deferred Income Taxes	132,089	(1,269)	—	—	—	130,820
Prepaid Expenses	18,130	13,859	40,985	5,111	—	78,085

Total Current Assets	175,696	86,718	210,736	210,005	—	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	103,223	1,480,446	7,274,197	87,446	—	8,945,312
Less-Accumulated Depreciation, Depletion and Amortization	52,103	251,367	3,638,286	38,514	—	3,980,270

Property, Plant and Equipment—Net	51,120	1,229,079	3,635,911	48,932	—	4,965,042
Other Assets:
Deferred Income Taxes	563,226	(188,415)	—	—	—	374,811
Investment in Affiliates	2,817,974	56,865	1,305,043	—	(4,085,016)	94,866
Other	30,242	6,772	35,600	17,602	—	90,216

Total Other Assets	3,411,442	(124,778)	1,340,643	17,602	(4,085,016)	559,893

Total Assets	$3,638,258	$1,191,019	$5,187,290	$276,539	$(4,085,016)	$6,208,090

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$71,558	$30,263	$110,370	$26,121	$—	$238,312
Accounts Payable (Recoverable)–Related Parties	1,592,539	—	(1,714,595)	122,056	—	—
Short-Term Notes Payable	247,500	—	—	—	—	247,500
Current Portion of Long–Term Debt	—	5,819	10,464	2,000	—	18,283
Accrued Income Taxes	—	—	—	—	—	—
Other Accrued Liabilities	99,169	25,333	378,788	9,012	—	512,302

Total Current Liabilities	2,010,766	61,415	(1,214,973)	159,189	—	1,016,397
Long-Term Debt:	258,848	66,949	154,143	8,985	—	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,700	2,334,109	—	—	2,336,809
Pneumoconiosis	—	—	171,896	—	—	171,896
Mine Closing	—	—	388,710	10,923	—	399,633
Workers’ Compensation	—	—	118,356	—	—	118,356
Deferred Revenue	—	—	3,162	—	—	3,162
Salary Retirement	67,065	327	—	—	—	67,392
Reclamation	—	—	14,497	19,820	—	34,317
Other	87,160	36,391	52,958	17,157	—	193,666

Total Deferred Credits and Other Liabilities	154,225	39,418	3,083,688	47,900	—	3,325,231
Minority Interest	—	—	—	—	163,118	163,118
Stockholders’ Equity	1,214,419	1,023,237	3,164,432	60,465	(4,248,134)	1,214,419

Total Liabilities and Stockholders’ Equity	$3,638,258	$1,191,019	$5,187,290	$276,539	$(4,085,016)	$6,208,090

Income Statement for the six months ended June 30, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$311,460	$1,557,619	$134,104	$(5,448)	$1,997,735
Sales—Purchased Gas	—	5,186	—	—	—	5,186
Sales—Gas Royalty Interests	—	39,019	—	—	—	39,019
Freight—Outside	—	—	108,671	—	—	108,671
Other Income (including equity earnings)	209,319	10,757	56,683	19,293	(210,036)	86,016

Total Revenue and Other Income	209,319	366,422	1,722,973	153,397	(215,484)	2,236,627
Cost of Goods Sold and Other Operating Charges	32,683	65,308	1,153,681	56,237	69,554	1,377,463
Purchased Gas Costs	—	4,943	—	—	—	4,943
Gas Royalty Interests’ Costs	—	38,002	—	—	(48)	37,954
Related Party Activity	1,397	—	(7,865)	76,691	(70,223)	—
Freight Expense	—	—	108,671	—	—	108,671
Selling, General and Administrative Expense	—	37,174	21,792	2,148	—	61,114
Depreciation, Depletion and Amortization	4,269	32,537	148,158	5,426	(1,887)	188,503
Interest Expense	9,741	3,155	5,701	270	(165)	18,702
Taxes Other Than Income	3,413	—	136,728	4,764	—	144,905

Total Costs	51,503	181,119	1,566,866	145,536	(2,769)	1,942,255

Earnings (Loss) Before Income Taxes	157,816	185,303	156,107	7,861	(212,715)	294,372
Income Tax Expense (Benefit)	(18,278)	71,127	41,528	2,974	—	97,351

Earnings (Loss) before Minority Interest	176,094	114,176	114,579	4,887	(212,715)	197,021
Minority Interest	—	—	—	—	(20,927)	(20,927)

Net Income (Loss)	$176,094	$114,176	$114,579	$4,887	$(233,642)	$176,094

Income statement for the six months ended June 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$214,994	$1,412,893	$86,956	$(2,416)	$1,712,427
Sales—Purchased Gas	—	2,476	—	—	—	2,476
Sales—Gas Royalty Interests	—	26,666	—	—	—	26,666
Freight—Outside	—	—	87,300	—	—	87,300
Other Income (including equity earnings)	307,571	4,871	116,681	19,797	(302,606)	146,314

Total Revenue and Other Income	307,571	249,007	1,616,874	106,753	(305,022)	1,975,183
Cost of Goods Sold and Other Operating Charges	49,018	50,334	893,047	8,849	109,158	1,110,406
Purchased Gas Costs	—	2,492	—	—	—	2,492
Gas Royalty Interests’ Costs	—	23,193	(55)	—	—	23,138
Related Party Activity	4,728	—	23,561	73,647	(101,936)	—
Freight Expense	—	—	87,300	—	—	87,300
Selling, General and Administrative Expense	—	26,276	23,577	2,695	—	52,548
Depreciation, Depletion and Amortization	3,737	24,077	121,687	4,977	(2,000)	152,478
Interest Expense	2,058	2,465	8,634	280	—	13,437
Taxes Other Than Income	2,688	—	124,797	3,267	—	130,752

Total Costs	62,229	128,837	1,282,548	93,715	5,222	1,572,551

Earnings (Loss) Before Income Taxes	245,342	120,170	334,326	13,038	(310,244)	402,632
Income Tax Expense (Benefit)	(21,037)	45,686	93,246	4,563	—	122,458

Earnings (Loss) before Minority Interest	266,379	74,484	241,080	8,475	(310,244)	280,174
Minority Interest	—	—	—	—	(13,795)	(13,795)

Net Income (Loss)	$266,379	$74,484	$241,080	$8,475	$(324,039)	$266,379

Cash Flow for the six months ended June 30, 2008:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$93,526	$186,779	$189,017	$655	$—	$469,977

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(235,806)	$(199,705)	$(766)	$—	$(436,277)
Investment in Equity Affiliates	—	1,081	(1,900)	—	—	(819)
Other Investing Activities	—	450	16,830	—	—	17,280

Net Cash Used in Investing Activities	$—	$(234,275)	$(184,775)	$(766)	$—	$(419,816)

Cash Flows from Financial Activities:
Dividends Paid	$(36,549)	$—	$—	$—	$—	$(36,549)
(Payments on) Proceeds from Short-Term Borrowings	(67,500)	27,000	—	—	—	(40,500)
Other Financing Activities	34,119	11,549	(4,242)	(1,000)	—	40,426

Net Cash Used in Financing Activities	$(69,930)	$38,549	$(4,242)	$(1,000)	$—	$(36,623)

Cash Flow for the six months ended June 30, 2007:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$179,464	$140,604	$133,134	$1,268	$—	$454,470

Cash Flows from Investing Activities:
Capital Expenditures	$(8,006)	$(191,903)	$(188,386)	$(542)	$44,238	$(344,599)
Investment in Equity Affiliates	—	(786)	(1,454)	—	—	(2,240)
Other Investing Activities	—	40	105,253	—	(44,238)	61,055

Net Cash Used in Investing Activities	$(8,006)	$(192,649)	$(84,587)	$(542)	$—	$(285,784)

Cash Flows from Financial Activities:
Dividends Paid	$(25,526)	$—	$—	$—	$—	$(25,526)
Purchase of Treasury Stock	(25,618)	—	—	—	—	(25,618)
Other Financing Activities	9,831	4,900	(48,651)	(1,000)	—	(34,920)

Net Cash Used in Financing Activities	$(41,313)	$4,900	$(48,651)	$(1,000)	$—	$(86,064)

NOTE 15—RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect this guidance to have a significant impact on CONSOL Energy.

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

General

CONSOL Energy had net income of $101 million for the three months ended June 30, 2008 compared to $153 million in the three months ended June 30, 2007. Net income for the 2008 period declined in comparison to the 2007 period due to:

•	an asset exchange and an asset sale in the 2007 period that resulted in pretax income of approximately $100 million and net income of approximately $59 million;

•	increased unit cost of goods sold and other charges for both coal and gas;

•	mark-to-market adjustments related to free standing coal sales options; and

•

the effective tax rate increased as a result of a higher proportion of pre-tax earnings from gas operations in the 2008 period compared to the 2007 period which lowered the impact of the percentage depletion benefit generated by coal operations.

These decreases in net income were offset, in part, by:

•	higher average prices received for both coal and gas; and

•	higher volumes of gas produced.

Total coal sales for the three months ended June 30, 2008 were 17.5 million tons, of which 17.0 million tons were produced by CONSOL Energy operations, our equity affiliates, consolidated variable interest entities, or sold from inventory of company-produced coal. This compares with total coal sales of 17.1 million tons for the three months ended June 30, 2007, of which 17.0 million tons were produced by CONSOL Energy operations, consolidated variable interest entities, or sold from inventory of company-produced coal. Company-produced coal production was 16.6 million tons, including our portion of equity affiliates and consolidated variable interest entities, for the three months ended June 30, 2008 compared to 16.4 million tons for the three months ended June 30, 2007. Production was higher in the 2008 period as a result of the July 31, 2007 AMVEST acquisition, offset, in part by lower production at our other operations. Lower production at these operations is the result of various factors including, increased frequency of inspections related to health & safety regulations which cause a reduction in mining equipment availability, several Northern Appalachian mines were affected by delays in resumption of longwall production following equipment moves because preparation of a new area to be mined was not complete, as well as various other operating issues at these locations which have lowered efficiency.

Produced coalbed methane gas sales volumes, including a percentage of the sales of equity affiliates equal to our interest in these affiliates, increased 26.5% to 18.6 billion cubic feet in the 2008 period compared with 14.7 billion cubic feet in the 2007 period. Sales volumes in the 2008 period increased as a result of additional wells coming online from our on-going drilling program. Our average sales price for coalbed methane gas, including sales of equity affiliates increased 24.1% to $9.63 per thousand cubic feet in the 2008 period compared with $7.76 per thousand cubic feet in the 2007 period. The increase in average sales price was a result of CNX Gas, an 81.7% owned subsidiary, realizing general market price increases.

CNX Gas has entered into precedent agreements with several interstate gas pipeline companies for the acquisition of approximately 114,000 dekatherms per day of firm transportation capacity at negotiated rates, to transport current and future forecasted production within the Appalachian Basin to market once agreed upon expansions are completed by the gas pipeline companies. We expect to enter into firm transportation contracts upon completion of the related expansion projects, which is expected to occur between December 1, 2008 and November 1, 2009.

CNX Gas has completed the independent verification process for several CCX approved projects relating to the capture of coal mine methane. Approximately 8.4 million metric tons of emission offsets were verified and registered for trading on the Chicago Climate Exchange (CCX) in the three months ended June 30, 2008. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who exceed their targets have surplus allowances to sell or bank; those who fall short of their targets comply by purchasing offsets which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. Sales of these emission offsets will be reflected in income as they occur. To date, no offsets have been sold.

CONSOL Energy also verified approximately 8.3 million metric tons of additional emission offsets. CONSOL Energy has engaged a broker through which we will evaluate emission credit opportunities on the over the counter market. Sales of these emission offsets will be reflected in income as they occur. To date, no offsets have been sold.

Mine accidents involving multiple fatalities occurred during the calendar years 2006 and 2007 at mines operated by other coal companies. These accidents attracted widespread public attention and have resulted in both federal government and some state government changes to statutory and regulatory control of mine safety, particularly for underground mines. Because nearly all of our mines are underground, these legislative and regulatory changes have and could continue to have an affect on our performance.

We estimate that the implementation of compliance with these new requirements will cost $45 million to $55 million during the period from 2006 until the end of 2009. The actual costs will depend primarily on: final guidelines regarding the design requirements as well as the extent of deployment of refuge chambers, final guidelines regarding sealed areas, final guidelines relating to new conveyor belt regulations, final interpretation of other regulatory requirements, and final approval of mine-by-mine implementation plans. We also believe that changes in inspection protocols by the federal mine safety and Health Administration have reduced availability of mining equipment.

We have reviewed our coal sales agreements to determine the degree to which costs related to these regulatory requirements may be passed through to customers. While the amount will vary by contract, we have been billing the cost of implementation to customers in most of our existing sales agreements. Responses from customers have varied.

In July 2008, CONSOL Energy Inc. announced plans to develop its first U. S. coal gasification plant in West Virginia, through a joint venture with Synthesis Energy Systems Inc. (“SES”), a global industrial gasification company. CONSOL and SES formed Northern Appalachia Fuels, LLC, as the company through which the development will occur. The Board of Directors of both companies authorized funds for development activities, including the front-end engineering design (“FEED”) package. Each company will contribute equally to this phase of the project. Aker Solutions US Inc., a subsidiary of Aker Solutions ASA (OSL: AKSO), will perform the FEED. The FEED will include a carbon management strategy which may focus on carbon sequestration in a deep saline aquifer. It is expected that the plant will be a ‘mine mouth’ facility with feedstock supplied directly from CONSOL’s nearby Shoemaker complex. Coal will be converted to syngas utilizing SES’s proprietary U-Gas technology. Syngas is expected to be used to produce approximately 720,000 metric tons per year of methanol which can be converted into approximately 100 million gallons per year of gasoline.

Environmental groups in West Virginia and Kentucky have challenged state and U.S. Army Corps of Engineers permits for mountaintop mining on various grounds. The most recent challenges have focused on the adequacy of the Corps of Engineers analysis of impacts to streams and the adequacy of mitigation plans to compensate for stream impacts. In 2007, the U.S. District Court of the Southern District of West Virginia found other operators permits for mining in these areas to be deficient. The ruling is currently in appeals. The legal issues around these previously issued permits have delayed or prevented the issuance of new permits by the Corp of Engineers. Currently, CONSOL Energy’s surface operations in these areas have not been impacted, but the delay or denial of additional permits could impact some or all of the surface operations within the next twelve to twenty-four months.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Net Income

Net income changed primarily due to the following items (table in millions):

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased	$847	$714	$133	18.6%
Produced Gas Sales	179	113	66	58.4%
Gas Royalty Interest	23	14	9	64.3%
Gain on Sales of Assets	1	103	(102)	(99.0)%
Other Sales and Other Income	161	116	45	38.8%

Total Revenue and Other Income	1,211	1,060	151	14.2%
Coal Cost of Goods Sold—Produced and Purchased	583	452	131	29.0%
Produced Gas Cost of Goods Sold	45	33	12	36.4%
Gas Royalty Interest costs of Goods Sold	22	13	9	69.2%
Other Cost of Goods Sold	114	107	7	6.5%

Total Cost of Goods Sold	764	605	159	26.3%
Other	272	214	58	27.1%

Total Costs	1,036	819	217	26.5%

Earnings Before Income Taxes and Minority Interest	175	241	(66)	(27.4)%
Income Tax Expense	62	80	(18)	(22.5)%

Earnings Before Minority Interest	113	161	(48)	(29.8)%
Minority Interest	12	8	4	50.0%

Net Income	$101	$153	$(52)	(34.0)%

CONSOL Energy had net income of $101 million for the three months ended June 30, 2008 compared to $153 million in the three months ended June 30, 2007. Net income for the 2008 period declined in comparison to the 2007 period due to:

•	an asset exchange and an asset sale in the 2007 period that resulted in pretax income of approximately $100 million and net income of approximately $59 million;

•	increased unit cost of goods sold and other charges for both coal and gas;

•	mark-to-market adjustments related to free standing coal sales options; and

•

the effective tax rate increased as a result of a higher proportion of pre-tax earnings from gas operations in the 2008 period compared to the 2007 period which lowered the impact of the percentage depletion benefit generated by coal operations.

These decreases in net income were offset, in part, by:

•	higher average prices received for both coal and gas; and

•	higher volumes of gas produced.

Revenue

Revenue and other income increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$815	$705	$110	15.6%
Purchased Coal	32	9	23	255.6%
Produced Gas	179	113	66	58.4%
Industrial Supplies	50	31	19	61.3%
Other	35	21	14	66.7%

Total Sales—Outside	1,111	879	232	26.4%
Gas Royalty Interest	23	14	9	64.3%
Purchased Gas	2	1	1	100.0%
Freight Revenue	64	44	20	45.5%
Other Income	11	122	(111)	(91.0)%

Total Revenue and Other Income	$1,211	$1,060	$151	14.2%

The increase in company produced coal sales revenue during the 2008 period was due to higher average prices.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.0	16.9	0.1	0.6%
Average Sales Price Per Ton	$47.99	$41.57	$6.42	15.4%

The increase in the average sales prices of coal are the result of global coal fundamentals remaining strong. Concerns regarding the adequacy of global supplies of coal have strengthened both the international and domestic coal prices and have increased the opportunity for U.S. producers to increase exports of coal. During the quarter, CONSOL Energy has seen a rise in both its Central Appalachian and Northern Appalachian coal prices. Eastern domestic utilities’ coal inventories are lower than expected and increased sales opportunities overseas have driven up the average sales prices for coal. Sales tons were up slightly in the period-to-period comparison primarily attributable to the July 31, 2007 acquisition of AMVEST, offset, in part, by lower production at the underground longwall mines.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers. The increase of $23 million in company-purchased coal sales revenue was primarily due to an increase in demand in the period-to-period comparison.

The increase in produced gas sales revenue in the 2008 period compared to the 2007 period was primarily due to higher average sales price per thousand cubic feet sold and higher sales volumes.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	18.6	14.6	4.0	27.4%
Average Sales Price Per thousand cubic feet	$9.63	$7.75	$1.88	24.3%

The increase in average sales price is the result of realizing general market price increases in the period-to-period comparison. CONSOL Energy’s 81.7% owned subsidiary, CNX Gas, periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 11.7 billion cubic feet of our produced gas sales volumes for the three months ended June 30, 2008 at an average price of $9.28 per thousand cubic feet. In the prior year, these financial hedges represented approximately 4.7 billion cubic feet at an average price of $8.00 per thousand cubic feet. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

The $19 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes. Sales volumes have increased primarily due to the July 2007 acquisition of Piping & Equipment, Inc.

The $14 million increase in other sales was attributable to increased revenues from barge towing and terminal services. The increase was primarily related to revenue generated from the barge towing operations having higher thru-put tons as well as higher average rates for services rendered compared to the prior year.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.9	—	—
Average Sales Price Per thousand cubic feet	$11.99	$7.82	$4.17	53.3%

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.1	0.2	(0.1)	(50.0)%
Average Sales Price Per thousand cubic feet	$12.36	$7.26	$5.10	70.2%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers, less gathering fees.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has increased due to a 15% increase in the number of export tons sold in the 2008 period compared to the 2007 period.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Gain on Sale of Assets	$1	$103	$(102)	(99.0)%
Unrealized losses on options	(11)	—	(11)	(100.0)%
Interest Income	1	4	(3)	(75.0)%
Contract Towing	3	—	3	100.0%
Royalty Income	5	4	1	25.0%
Other miscellaneous	12	11	1	9.1%

Total Other Income	$11	$122	$(111)	(91.0)%

Gain on sale of assets decreased $102 million in the period-to-period comparison primarily due to two transactions that occurred in the 2007 period. In June 2007, CONSOL Energy, through our 81.7% owned subsidiary CNX Gas, exchanged certain coal assets in Northern Appalachia to Peabody Energy for coalbed methane and gas rights, which resulted in a pretax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction resulted in a pretax gain of approximately $50 million. Additionally, there was a $2 million decrease in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Mark-to-market adjustments for three free standing coal sales options resulted in approximately an $11 million unrealized loss. The unrealized loss will reverse as coal is purchased under these options or as the options expire.

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

The $3 million of contract towing represents river towing services for third-parties which CONSOL Energy now provides. These services were not provided in the three months ended June 30, 2007.

Royalty income increased $1 million in the period-to-period comparison due to production by a third-party commencing in August 2007.

Other miscellaneous income increased $1 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$550	$440	$110	25.0%
Purchased Coal	33	12	21	175.0%
Produced Gas	45	33	12	36.4%
Industrial Supplies	50	31	19	61.3%
Closed and Idle Mines	14	34	(20)	(58.8)%
Other	49	41	8	19.5%

Total Cost of Goods Sold and Other
Charges Outside	741	591	150	25.4%
Gas Royalty Interest	22	13	9	69.2%
Purchased Gas	1	1	—	—

Total Cost of Goods Sold	$764	$605	$159	26.3%

Increased cost of goods sold and other charges for company-produced coal were due mainly to a higher average unit cost per ton sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	17.0	16.9	0.1	0.6%
Average Cost of Goods Sold and Other Charges Per Ton	$32.36	$25.96	$6.40	24.7%

Average cost of goods sold and other charges increased in the period-to-period comparison primarily due to an increase in average unit costs related to higher supply costs, lower sales volumes excluding AMVEST mine sales volumes, which were acquired in July 2007, and higher labor and related costs.

Higher supply costs are related to several factors including the higher unit cost impact of the AMVEST mines which were acquired on July 31, 2007. These Central Appalachian surface operations operate on a higher cost per ton basis than the highly mechanized deep longwall operations in Northern Appalachia. Many of our surface locations utilize substantial volumes of diesel fuel for overburden removal, blasting agents and transportation of coal to a central preparation plant which results in additional costs for surface locations. The rising cost of diesel fuel is also impacting the surface operations unit costs.

Higher supply costs are also attributable to the longwall operations incurring additional costs related to roof control and the increased use of contract labor. Additional roof support costs are related to geological conditions, compliance with health & safety regulations, which require additional support be added, and inflation related price increases for steel products. Higher contract labor costs are related to additional maintenance along main line belt haulage systems to comply with current health and safety regulations, as well as additional belt line maintenance in the 2008 period compared to the 2007 period.

Unit costs at the longwall operations have also been adversely affected by the lower volumes of coal sold from these operations in the period-to-period comparison. Lower sales volumes are the result of lower production at the other operations. Lower production at the other operations is the result of various factors including: several Northern Appalachian mines were affected by delays in resumption of longwall production following equipment moves because preparation of a new area to be mined was not complete; various other operating issues, such as mechanical delays with mining equipment and main line belt haulage system delays; and increased frequency of inspections related to health and safety regulations which cause a reduction in mining equipment availability.

Higher labor costs were due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor also increased due to the higher number of employees in the 2008 period compared to the 2007 period somewhat due to the utilization of new work schedules requiring more manpower and operations trainees. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds in 2008 compared to 2007 as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2007 was $1.27 per UMWA hour worked.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third-party coal in our preparation plants. The increase of $21 million in purchased coal cost of goods sold and other charges in the 2008 period was primarily due to higher volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 27.4% increase in volume of produced gas sold and a 9.4% increase in unit costs of goods sold and other charges.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	18.6	14.6	4.0	27.4%
Average Cost Per thousand cubic feet	$2.44	$2.23	$0.21	9.4%

The increase in average cost per thousand cubic feet of gas sold was attributable to changes in well plugging liabilities, higher service and maintenance costs and higher water disposal costs, offset, in part, by lower gathering and transportation costs. Higher well plugging costs were related to the 2007 adjustment to the liability to reflect longer well lives than were previously estimated. This adjustment resulted in a reduction of expense. The adjustment to well plugging liabilities in the 2008 period did not result in a significant adjustment. Higher service and maintenance costs per unit were related to additional work on existing wells in the 2008 period in order to increase future production. The increase in average unit costs was also related to higher water disposal costs due to additional volumes of water produced by CNX Gas wells. These increased unit costs were offset, in part, by lower gathering and transportation unit costs in the period-to-period comparison. Lower gathering and transportation unit costs were due primarily to additional gas volumes produced, offset, in part, by higher compression unit costs related to additional compressors being placed into service along the existing gathering systems in order to flow gas more efficiently.

Industrial supplies cost of goods sold increased $19 million primarily due to the July 2007 acquisition of Piping & Equipment, Inc.

Closed and idle mine cost of goods sold decreased approximately $20 million in the 2008 period compared to the 2007 period. The decrease was primarily due to updated engineering surveys related to mine closing, perpetual care water treatment and reclamation liabilities for closed and idled locations resulting in minimal expense adjustments in the current period compared to $17 million of expense in the 2007 period. The prior period survey adjustments related primarily to perpetual water treatment changes in estimates of water flows and increased hydrated lime costs. These changes in estimates did not occur in the current period. The reduction in closed and idle mine cost of goods sold was also due to Shoemaker Mine restarting longwall operations in May 2008. Shoemaker Mine was idled throughout the 2007 period.

Other cost of goods sold increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Terminal/River operations	$21	$13	$8	61.5%
Stock-based compensation	10	5	5	100.0%
Sales contract buy-outs	3	—	3	100.0%
Incentive compensation	8	18	(10)	(55.6)%
Miscellaneous	7	5	2	40.0%

	$49	$41	$8	19.5%

Terminal/River operation charges have increased in the period-to-period comparison due to increased fuel charges resulting from higher fuel prices and increased operating hours. Costs also have increased due to the acquisition of Tri-River Fleeting on October 3, 2007.

Stock-based compensation expense increased $5 million as a result of higher performance share unit expense related to the increased market value of CNX Gas common stock. Stock-based compensation also increased as a result of a change in the vesting period for awards granted to retiree eligible employees and to additional awards granted in the 2008 period.

In the three months ended June 30, 2008, CONSOL Energy agreed to buy out a sales contract with a customer in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the 2007 period.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Incentive compensation expense decreased $10 million due to achieving a lower portion of net income compared to annual projections than in the prior year.

Miscellaneous cost of goods sold increased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	1.9	1.9	—	0.0%
Average Cost Per thousand cubic feet	$11.65	$6.75	$4.90	72.6%

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.1	0.2	(0.1)	(50.0)%
Average Cost Per thousand cubic feet	$10.62	$6.58	$4.04	61.4%

Purchased gas costs represent volumes of gas purchased from third-party producers, less our gathering and marketing fees, that we sell at market prices. The increase in cost of goods sold and other charges related to purchased gas represents overall price increases and contractual differences among customers in the period-to-period comparison.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has increased due to a 15% increase in the number of export tons sold in the 2008 period compared to the 2007 period.

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Freight expense	$64	$44	$20	45.5%

Selling, general and administrative costs have increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Wages and salaries	$11	$9	$2	22.2%
Association assessments	2	1	1	100.0%
Advertising and promotion	2	1	1	100.0%
Professional, consulting and other purchased services	7	7	—	—
Other	9	9	—	—

Total Selling, General and Administrative	$31	$27	$4	14.8%

Wages and salaries increased in the period-to-period comparison due to additional staffing at our CNX Gas subsidiary, additional administrative staffing acquired in the July 2007 Piping & Equipment acquisition and various other increases in support staff throughout CONSOL Energy.

Association assessments have increased in the period-to-period comparison due to CONSOL Energy’s participation in an industry organization, which has launched a program related to the promotion of coal as an energy solution. CONSOL Energy did not participate in this organization in the 2007 period.

Advertising and promotion expenses were higher due to more print and television ads run in the current period compared to the prior period.

Costs of professional, consulting and other purchased services have remained consistent in the period-to-period comparison.

Other selling, general and administrative costs remained consistent in the period-to-period comparison.

Depreciation, depletion and amortization increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Coal	$74	$60	$14	23.3%
Gas:
Production	12	7	5	71.4%
Gathering	5	5	—	—

Total Gas	17	12	5	41.7%
Other	5	4	1	25.0%

Total Depreciation, Depletion and Amortization	$96	$76	$20	26.3%

The increase in coal depreciation, depletion and amortization was primarily attributable to additional expense related to the assets purchased in the July 2007 acquisition of AMVEST. The increase was also attributable to assets placed in service after the June 30, 2007 period.

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

Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent in the period-to-period comparison.

The $1 million increase in other depreciation was attributable to assets placed in service after the June 30, 2007 period.

Interest expense increased in the 2008 period compared to the 2007 period due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revolver	$2	$—	$2	100.0%
Long-term secured notes	7	7	—	—
Capitalized lease	2	2	—	—
Interest on unrecognized tax benefits	1	1	—	—
Other	(3)	(4)	1	(25.0)%

Total Interest Expense	$9	$6	$3	50.0%

Revolver interest expense is related to the amounts drawn on the credit facility throughout the 2008 period. There were no amounts drawn on this facility in the 2007 period.

Interest on long-term secured notes, capitalized lease interest and interest on unrecognized tax benefits remained consistent in the period-to-period comparison.

Other interest increased $1 million due to lower amounts of interest capitalized in the 2008 period compared to the 2007 period. Capitalized interest was lower in the 2008 period because capital expenditures which qualify for interest capitalization were lower. These lower expenditures were primarily related to the Robinson Run overland belt which was placed in service after the 2007 period.

Taxes other than income increased primarily due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$41	$38	$3	7.9%
Gas	6	4	2	50.0%

Total Production Taxes	47	42	5	11.9%
Other taxes:
Coal	22	17	5	29.4%
Gas	1	1	—	—
Other	3	2	1	50.0%

Total Other Taxes	26	20	6	30.0%

Total Taxes Other Than Income	$73	$62	$11	17.7%

Increased coal production taxes are primarily due to higher severance taxes and reclamation fee taxes attributable to the increase in average sales price for produced coal.

Gas production taxes increased $2 million due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

The $5 million increase in other coal taxes is primarily due to higher payroll related taxes, higher property taxes and lower Virginia employment enhancement tax credits. Higher payroll related taxes were the result of the increased number of employees throughout CONSOL Energy, as discussed in the cost of goods sold and other cost section. Higher property taxes were related to additional properties acquired in the July 31, 2007 acquisition of AMVEST, as previously disclosed. Lower Virginia employment enhancement tax credit is due primarily to the decrease in Virginia production in the period-to-period comparison.

Other gas taxes have remained consistent in the period-to-period comparison.

Other taxes have increased $1 million primarily related to payroll taxes. Higher payroll taxes were the result of additional employees.

Income Taxes

	2008 Period	2007 Period	Variance	Percentage Change
Earnings Before Income Taxes	$175	$241	$(66)	(27.4)%
Tax Expense	$62	$80	$(18)	(22.5)%
Effective Income Tax Rate	35.4%	33.1%	2.3%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority Interest

Minority interest represents 18.3% of CNX Gas’ net income which CONSOL Energy does not own.

Results of Operations

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Net Income

Net income changed primarily due to the following items (table in millions):

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased	$1,536	$1,395	$141	10.1%
Produced Gas Sales	307	213	94	44.1%
Gas Royalty Interest	39	27	12	44.4%
Gain on Sales of Assets	8	107	(99)	(92.5)%
Other Sales and Other Income	347	233	114	48.9%

Total Revenue and Other Income	2,237	1,975	262	13.3%
Coal Cost of Goods Sold—Produced and Purchased	1,047	846	201	23.8%
Produced Gas Cost of Goods Sold	80	63	17	27.0%
Gas Royalty Interest Costs of Goods Sold	38	23	15	65.2%
Other Cost of Goods Sold	255	204	51	25.0%

Total Cost of Goods Sold	1,420	1,136	284	25.0%
Other	523	437	86	19.7%

Total Costs	1,943	1,573	370	23.5%

Earnings Before Income Taxes and Minority Interest	294	402	(108)	(26.9)%
Income Tax Expense	97	122	(25)	(20.5)%

Earnings Before Minority Interest	197	280	(83)	(29.6)%
Minority Interest	21	14	7	50.0%

Net Income	$176	$266	$(90)	(33.8)%

CONSOL Energy had net income of $176 million for the six months ended June 30, 2008 compared to $266 million in the six months ended June 30, 2007. Net income for the year-to-date 2008 period declined in comparison to the year-to-date 2007 period due to:

•	an asset exchange and an asset sale in the year-to-date 2007 period that resulted in pretax income of approximately $100 million and net income of approximately $59 million;

•	increased unit cost of goods sold and other charges for both coal and gas;

•	mark-to-market adjustments related to free standing coal sales options; and

•

the effective tax rate increased as a result of a higher proportion of pre-tax earnings from gas operations in the year-to-date 2008 period compared to the year-to-date 2007 period which lowered the impact of the percentage depletion benefit generated by coal operations.

These decreases in net income were offset, in part, by:

•	higher average prices received for both coal and gas; and

•	higher volumes of gas produced.

Revenue

Revenue and other income increased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$1,483	$1,380	$103	7.5%
Purchased Coal	53	15	38	253.3%
Produced Gas	307	213	94	44.1%
Industrial Supplies	95	61	34	55.7%
Other	60	43	17	39.5%

Total Sales—Outside	1,998	1,712	286	16.7%
Gas Royalty Interest	39	27	12	44.4%
Purchased Gas	5	2	3	150.0%
Freight Revenue	109	87	22	25.3%
Other Income	86	147	(61)	(41.5)%

Total Revenue and Other Income	$2,237	$1,975	$262	13.3%

The increase in company produced coal sales revenue during the year-to-date 2008 period was due to higher average prices, offset, in part, by lower volumes of produced coal sold.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	32.6	34.0	(1.4)	(4.1)%
Average Sales Price Per Ton	$45.42	$40.63	$4.79	11.8%

Concerns regarding the adequacy of global supplies of coal have strengthened both the international and domestic coal prices and have increased the opportunity for U.S. producers to increase exports of coal. During the six months ended June 30, 2008, CONSOL Energy has seen a rise in both its Central Appalachian and Northern Appalachian coal prices. Eastern domestic utilities’ coal inventories are lower than expected and increased sales opportunities overseas have driven up the average sales prices for coal. Sales of company-produced coal decreased in the period-to-period comparison due to lower production volumes. Lower production volumes were due to the continued idling of the Buchanan Mine through mid-March and lower production at several Northern Appalachian mines as previously discussed. These decreases in production were offset, in part, by production from the AMVEST mines acquired on July 31, 2007.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The increase of $38 million in company-purchased coal sales revenue was primarily due to an increase in volumes of purchased coal sold in the year-to-date period-to-period comparison.

The increase in produced gas sales revenue in the year-to-date 2008 period compared to the year-to-date 2007 period was primarily due to higher average sales prices and higher volumes of gas sold.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	34.1	28.7	5.4	18.8%
Average Sales Price Per thousand cubic feet	$8.99	$7.40	$1.59	21.5%

The increase in average sales price is the result of realizing general market price increases in the year-to-date period-to-period comparison. CONSOL Energy’s 81.7% owned subsidiary, CNX Gas, periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 17.8 billion cubic feet of our produced gas sales volumes for the six months ended June 30, 2008 at an average price of $8.97 per thousand cubic feet. In the prior year, these financial hedges represented approximately 7.9 billion cubic feet at an average price of $7.91 per thousand cubic feet. Sales volumes increased as a result of additional wells coming online from the on-going drilling program, offset, in part, by the deferral of active and sealed gob production related to the continued idling of the Buchanan Mine throughout most of the first quarter.

The $34 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes. Sales volumes have increased primarily due to the July 2007 acquisition of Piping & Equipment, Inc.

The $17 million increase in other sales was attributable to increased revenues from barge towing and terminal services. The increase was primarily related to revenue generated from the barge towing operations having higher average rates for services rendered compared to the prior year-to-date period. These increases in revenues were offset, in part, by terminal services being suspended for approximately one month due to maintenance needed on a pier in Baltimore.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.8	3.7	0.1	2.7%
Average Sales Price Per thousand cubic feet	$10.29	$7.22	$3.07	42.5%

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.6	0.3	0.3	100.0%
Average Sales Price Per thousand cubic feet	$8.94	$7.20	$1.74	24.2%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers, less gathering fees.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has increased in the year-to-date period comparison due primarily to freight associated with AMVEST which was acquired on July 31, 2007. Export tons remained consistent in the year-to-date period comparison, but the freight fees related to these sales have increased which also has contributed to the increase in freight revenue.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Gain on sale of assets	$8	$107	$(99)	(92.5)%
Unrealized losses on options	(20)	—	(20)	100.0%
Interest income	1	9	(8)	(88.9)%
Litigation settlement	—	5	(5)	(100.0)%
Royalty income	10	7	3	42.9%
Proceeds from relinquishment of mining rights	6	—	6	100.0%
Contract towing	6	—	6	100.0%
Business interruption proceeds	50	—	50	100.0%
Other miscellaneous	25	19	6	31.6%

Total Other Income	$86	$147	$(61)	(41.5)%

Gain on sale of assets decreased $99 million in the year-to-date period-to-period comparison primarily due to two transactions that occurred in 2007. In June 2007, CONSOL Energy, through our 81.7% owned subsidiary CNX Gas, exchanged certain coal assets in Northern Appalachia to Peabody Energy for coalbed methane and gas rights, which resulted in a pretax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction also resulted in a pretax gain of approximately $50 million. There was also a $1 million increase in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Mark-to-market adjustments for three free standing coal sales options resulted in approximately a $20 million unrealized loss. The unrealized loss will reverse as coal is purchased under these options or as the options expire.

Interest income decreased $8 million in the period-to-period comparison due to lower cash balances throughout the 2008 year-to-date period compared to the 2007 year-to-date period. Lower cash balances were primarily the result of the purchase price paid for the July 31, 2007 acquisition of AMVEST, the June 2007 purchase of certain coalbed methane and gas reserves from Peabody Energy and the July 2007 Buchanan Mine incident.

A litigation settlement with a coal customer in the 2007 year-to-date period resulted in an additional $5 million of income.

Royalty income increased $3 million in the year-to-date period-to-period comparison due to production of CONSOL Energy coal by a third party commencing in August 2007.

In the six months ended June 30, 2008, approximately $6 million was received from a third party in order for CONSOL Energy to relinquish the mining of certain in-place coal reserves.

The $6 million of contract towing services represents river towing services for third parties which CONSOL Energy now provides. These services were not provided in the six months ended June 30, 2007.

In March 2008, CONSOL Energy received notice from its insurance carriers that $50 million would be paid as final settlement of the insurance claim related to the July 2007 Buchanan Mine incident, which idled the mine from July 2007 to mid-March 2008. The $50 million represents business interruption coverage which was recognized in other income; the coal segment recognized $42 million and the gas segment recognized $8 million. The final settlement brought the total amount recovered from insurance carriers to $75 million, the maximum allowed per covered event. No additional amounts related to the Buchanan roof caving event will be recovered. All proceeds from this insurance claim have been received.

Other miscellaneous income increased $6 million in the year-to-date period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$991	$824	$167	20.3%
Purchased Coal	56	22	34	154.5%
Produced Gas	80	63	17	27.0%
Industrial Supplies	94	60	34	56.7%
Closed and Idle Mines	40	56	(16)	(28.6)%
Other	116	86	30	34.9%

Total Sales—Outside	1,377	1,111	266	23.9%
Gas Royalty Interest	38	23	15	65.2%
Purchased Gas	5	2	3	150.0%

Total Cost of Goods Sold	$1,420	$1,136	$284	25.0%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a higher average unit cost per ton sold, offset, in part, by lower sales volumes.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	32.6	34.0	(1.4)	(4.1)%
Average Cost of Goods Sold and Other Charges Per Ton	$30.36	$24.25	$6.11	25.2%

Average cost of goods sold and other charges per unit increased in the year-to-date period-to-period comparison primarily due to an increase in average unit costs related to higher supply costs, impacts of lower sales volumes, and higher labor and related costs.

Higher supply costs are attributable to Central Appalachian surface operations acquired in the July 31, 2007 acquisition of AMVEST operating on a higher cost per ton basis than the highly mechanized deep longwall operations in Northern Appalachia. Many of our surface locations utilize substantial volumes of diesel fuel for overburden removal, blasting agents and transportation of coal to a central preparation plant which results in additional costs for surface locations. The rising cost of diesel fuel is also impacting the surface operations unit costs.

Higher supply costs are also attributable to the Northern Appalachian longwall mines incurring additional costs from using more contract labor costs and additional costs related to roof control. Higher contract labor costs are related to additional maintenance along main line belt haulage systems to comply with current health and safety regulations, as well as additional belt line maintenance in the 2008 period compared to the 2007 period. Additional roof control costs are related to geological conditions, compliance with health and safety regulations which require additional support be added and inflation increases for steel products.

Unit costs at the other operations, excluding AMVEST, have also been adversely affected by the lower volumes of coal sold in the year-to-date period-to-period comparison from these operations. Lower sales volumes are the result of lower production at the other operations. Lower production at these operations is the result of various factors including: several Northern Appalachian mines were affected by delays in resumption of longwall production following equipment moves because preparation of a new area to be mined was not complete; various other operating issues, such as mechanical delays with mining equipment and main line belt haulage system delays; and increased frequency of inspections related to health and safety regulations which cause a reduction in mining equipment availability.

Higher labor costs were due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor also increased due to the higher number of employees in the year-to-date 2008 period compared to the year-to-date 2007 period somewhat due to the utilization of new work schedules requiring more manpower and operations trainees. Higher Combined Fund costs were attributable to the 2007 settlement with the Fund. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds in 2008 compared to 2007 as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2007 was $1.27 per UMWA hour worked.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to customers and costs for processing third-party coal in our preparation plants. The increase of $34 million in purchased coal cost of goods sold and other charges in the year-to-date 2008 period was primarily due to higher volumes purchased.

Gas cost of goods sold and other charges increased due primarily to an 18.8% increase in volumes of produced gas sold and a 6.8% increase in unit costs of goods sold and other charges.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	34.1	28.7	5.4	18.8%
Average Cost Per thousand cubic feet	$2.35	$2.20	$0.15	6.8%

The increase in average cost per thousand cubic feet of gas sold per unit was primarily attributable to higher service and maintenance costs, higher gas well plugging costs, higher fuel costs, higher compression costs and higher water disposal costs. Higher service and maintenance costs per unit were related to additional work on existing wells in the year-to-date 2008 period in order to increase future production. Higher compression unit costs are related to additional compressors being placed into service along the existing gathering systems in order to flow gas more efficiently. Higher well plugging liabilities in the year-to-date 2008 period were related to a 2007 adjustment related to well life which resulted in a reduction of expense. The 2008 period adjustment related to well plugging liabilities did not result in a significant adjustment. Higher fuel costs are a result of the market increase in prices. The increase in average unit costs was also related to higher water disposal costs due to additional volumes of water produced by CNX Gas wells. These increased unit costs were offset, in part, by lower gathering and transportation unit costs in the year to date period-to-period comparison. Lower gathering and transportation unit costs were due primarily to additional gas volumes produced.

Industrial supplies cost of goods sold increased $34 million primarily due to the July 2007 acquisition of Piping & Equipment, Inc.

Closed and idle mine cost of goods sold decreased approximately $16 million in the year-to-date 2008 period compared to the year-to-date 2007 period. The decrease was primarily due to updated engineering surveys related to mine closing, perpetual care water treatment and reclamation liabilities for closed and idled locations resulting in a $6 million expense adjustment in the year-to-date 2008 period compared to $22 million of expense in the year-to-date 2007 period. The prior period survey adjustments related primarily to perpetual water treatment changes in estimates of water flows and increased hydrated lime costs. These changes in estimate did not occur in the current period. The decrease was also related to lower cost of goods sold and other charges at Shoemaker Mine. Shoemaker resumed longwall production in May 2008, but was idled throughout the year-to-date 2007 period.

Other cost of goods sold increased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Sales contract buy-outs	$19	$—	$19	100.0%
Buchanan roof collapse	16	—	16	100.0%
Terminal/River operations	42	27	15	55.6%
Accounts receivable securitization fees	3	—	3	100.0%
Stock-based compensation	16	17	(1)	(5.9)%
Bank fees	3	6	(3)	(50.0)%
Incentive compensation	16	29	(13)	(44.8)%
Miscellaneous	1	7	(6)	(85.7)%

	$116	$86	$30	34.9%

In the year-to-date 2008 period CONSOL Energy agreed to buy out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the year-to-date 2007 period.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. In 2008, we have incurred approximately $16 million of cost of goods sold and other charges related to the Buchanan Mine event. The mine resumed longwall production on March 17, 2008.

Terminal/River operation charges have increased in the year-to-date period-to-period comparison due to increased fuel charges resulting from higher prices. The year-to-date 2008 period increased costs also related to including costs from the operations of Tri-River Fleeting which was acquired on October 3, 2007.

Accounts receivable securitization fees were $3 million in the year-to-date 2008 period due to outstanding amounts drawn on the facility throughout the period. There were no drawings on the facility in the year-to-date 2007 period, therefore no fees were incurred.

Stock-based compensation expense decreased $1 million as a result of a change in the vesting period for awards granted to retiree eligible employees. This decrease was offset, in part, by higher performance share unit expense related to the increased market value of CNX Gas common stock and by additional awards granted in the year-to-date 2008 period.

Bank fees have decreased $3 million in the year-to-date 2008 period primarily related to the changes made in the credit facility in the year-to-date 2007 period. Accelerated expenses of $2 million were recognized in the year-to-date 2007 period related to changes in the banks that support the credit facility. An additional $1 million of bank fees have been incurred in the year-to-date 2008 period related to the utilization of the credit facility in the year-to-date 2008 period.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Incentive compensation expense decreased $13 million due to achieving a lower portion of net income compared to annual projections than in the prior year’s first six months.

Miscellaneous cost of goods sold decreased $6 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.8	3.7	0.1	2.7%
Average Cost Per thousand cubic feet	$10.01	$6.27	$3.74	59.6%

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.6	0.4	0.2	50.0%
Average Cost Per thousand cubic feet	$8.52	$6.45	$2.07	32.1%

Purchased gas costs represent volumes of gas purchased from third-party producers, less our gathering and marketing fees, that we sell at market prices. The increase in cost of goods sold and other charges related to purchased gas represents overall price increases and contractual differences among customers in the period-to-period comparison.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has increased in the year-to-date period comparison due primarily to freight associated with AMVEST which was acquired on July 31, 2007. Export tons remained consistent in the year-to-date period comparison, but the freight fees related to these sales have increased which also has contributed to the increase in freight revenue.

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$109	$87	$22	25.3%

Selling, general and administrative costs have increased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Wages and salaries	$22	$18	$4	22.2%
Association assessments	4	1	3	300.0%
Professional, consulting and other purchased services	15	16	(1)	(6.3)%
Advertising and promotion	2	2	—	—
Other	18	16	2	12.5%

Total Selling, General and Administrative	$61	$53	$8	15.1%

Wages and salaries increased in the year-to-date period-to-period comparison due to additional staffing at our CNX Gas subsidiary, additional administrative staffing acquired in the July 2007 Piping & Equipment acquisition and various other increases in support staff throughout CONSOL Energy.

Association assessments have increased in the year-to-date period-to-period comparison due to CONSOL Energy’s participation in an industry organization, which has launched a program related to the promotion of coal as an energy solution. CONSOL Energy did not participate in this organization in the year-to-date 2007 period.

Costs of professional, consulting and other purchased services were lower in the year-to-date 2008 period compared to the year-to-date 2007 period due to the completion of various projects in prior periods, none of which were individually material.

Advertising and promotion expenses were consistent in the year-to-date period-to-period comparison.

Other selling, general and administrative costs increased $2 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Coal	$146	$119	$27	22.7%
Gas:
Production	23	15	8	53.3%
Gathering	10	9	1	11.1%

Total Gas	33	24	9	37.5%
Other	10	9	1	11.1%

Total Depreciation, Depletion and Amortization	$189	$152	$37	24.3%

The increase in coal depreciation, depletion and amortization was primarily attributable to additional expense related to the assets purchased in the July 2007 acquisition of AMVEST. The increase was also attributable to assets placed in service after June 30, 2007.

The increase in gas production depreciation, depletion and amortization was primarily due to increased production combined with an increase in units of production rates in the year-to-date period-to-period comparison. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased due to additional gathering equipment placed in service after June 30, 2007.

Other depreciation increased $1 million due to various items placed in service after June 30, 2007, none of which are individually material.

Interest expense increased in the year-to-date 2008 period compared to the year-to-date 2007 period due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Revolver	$5	$—	$5	100.0%
Long-term secured notes	13	15	(2)	(13.3)%
Capitalized lease	3	3	—	—
Interest on unrecognized tax benefits	1	2	(1)	(50.0)%
Other	(3)	(7)	4	(57.1)%

Total Interest Expense	$19	$13	$6	46.2%

Revolver interest expense is related to the amounts drawn on the credit facility throughout the year-to-date 2008 period. There were no amounts drawn on this facility in the year-to-date 2007 period.

Interest on long-term secured notes decreased $2 million due to the planned June 2007 principal payment on our $45 million secured note.

Capitalized lease interest expense remained consistent in the year-to-date period-to-period comparison.

Interest on unrecognized tax benefits decreased $1 million due primarily to favorable resolution of uncertain positions during the year-to-date 2008 period.

Other interest increased $4 million due primarily to lower amounts of interest capitalized in the year-to-date 2008 period compared to the year-to-date 2007 period. Capitalized interest was lower in 2008 because capital expenditures which qualify for interest capitalization were lower. These lower expenditures were primarily related to the Robinson Run overland belt which was placed in service after June 30, 2007.

Taxes other than income increased primarily due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$82	$78	$4	5.1%
Gas	10	7	3	42.9%

Total Production Taxes	92	85	7	8.2%
Other taxes:
Coal	44	38	6	15.8%
Gas	3	2	1	50.0%
Other	6	6	—	—

Total Other Taxes	53	46	7	15.2%

Total Taxes Other Than Income	$145	$131	$14	10.7%

Increased coal production taxes are primarily due to higher severance taxes and reclamation fee taxes attributable to the increase in average sales price for produced coal. These improvements were offset, in part, by lower coal production volumes in the year-to-date period-to-period comparison.

Gas production taxes increased $3 million due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

The $6 million increase in other coal taxes is primarily due to higher payroll related taxes, higher property taxes and lower Virginia employment enhancement tax credits. Higher payroll related taxes were the result of additional employees in the year-to-date 2008 period and higher wages paid as discussed in the cost of goods sold and other cost section. Higher property taxes were related to additional properties acquired in the July 31, 2007 acquisition of AMVEST, as previously disclosed. Lower Virginia employment enhancement tax credit is due primarily to the decrease in Virginia production in the year-to-date period-to-period comparison.

Other gas taxes have increased $1 million primarily related to various miscellaneous taxes throughout both periods, none of which were individually significant.

Other taxes have remained consistent in the year-to-date period-to-period comparison.

Income Taxes

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes	$294	$403	$(109)	(27.0)%
Tax Expense	$97	$122	$(25)	(20.5)%
Effective Income Tax Rate	33.0%	30.4%	2.6%

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Minority Interest

Minority interest represents 18.3% of CNX Gas’ net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $1 billion senior secured credit facility which expires in 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The agreement provides for the release of collateral upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 8.96 to 1.00 at June 30, 2008. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.89 to 1.00 at June 30, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At June 30, 2008, the facility had approximately $180 million drawn and $259 million of letters of credit outstanding, leaving $561 million of unused capacity. From time-to-time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. At June 30, 2008, eligible accounts receivable totaled approximately $165 million. Subordinated retained interest was approximately $10 million at June 30, 2008. Accounts receivable totaling $155 million were removed from the consolidated balance sheet at June 30, 2008. There were no letters of credit outstanding against the facility at June 30, 2008.

In October 2005, CNX Gas, an 81.7% controlled and consolidated subsidiary of CONSOL Energy, entered into a five-year credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount to $300 million, including borrowings and letters of credit. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.24 to 1.00 at June 30, 2008. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 72.65 to 1.00 at June 30, 2008. At June 30, 2008, this facility had approximately $15 million of letters of credit issued and had $27 million of outstanding borrowings, leaving approximately $158 million of unused capacity. As a result of entering into the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005, and are also guarantors of CONSOL Energy’s 7.875% bonds.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a liability of $238.7 million at June 30, 2008. The ineffective portion of the changes in the fair value of these contracts was insignificant to earnings in the six months ended June 30, 2008.

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

Cash Flows (in millions)

	Year to Date 2008	Year to Date 2007	Change
Cash flows from operating activities	$470	$454	$16
Cash used in investing activities	$(420)	$(286)	$(134)
Cash used in financing activities	$(37)	$(86)	$49

Cash flows from operating activities changed primarily due to the following items:

•	Operating cash flow in the 2008 period included a $75 million cash receipt from insurance carriers related to the Buchanan incident, as previously disclosed.

•	Operating cash flows were higher in the 2008 period due to $30 million of proceeds from the accounts receivable securitization program.

•

Operating cash flows were higher by approximately $4 million due to coal inventories. Coal inventories remained consistent in the 2008 period compared to an increase of 0.2 million tons in the six months ended June 30, 2007.

•	Operating cash flows decreased due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

Net cash used in investing activities changed primarily due to the following items:

•

Capital expenditures increased $91 million to $436 million in the 2008 period compared to $345 million in the 2007 period. The increase was attributable to the $36 million cash proceeds paid for the acquisition of the 50% interest in Coalfield Pipeline and Knox Energy, LLC which CONSOL Energy did not previously own. The increase was also related to the expanded gas drilling program, as well as additional increases throughout other segments.

•

Proceeds from the sale of assets were $17 million in the 2008 period compared to $61 million in the 2007 period. Proceeds in the 2008 period were primarily related to the sale of the Mill Creek Mine. Proceeds in the 2007 period were primarily due to the $53 million of proceeds from the sale of certain western Kentucky coal reserves to Alliance Resource Partners, L.P.

Net cash used in financing activities changed primarily due to the following items:

•

In the 2008 period, CONSOL Energy paid approximately $68 million of outstanding borrowings on the revolving credit facility. There was no activity under the revolving credit facility in the 2007 period. In the 2008 period, CONSOL Energy’s 81.7% owned subsidiary, CNX Gas, received proceeds of $27 million from its revolving credit facility. There was no activity under the CNX Gas revolving credit facility in the 2007 period.

•	In the 2008 period, CONSOL Energy paid approximately $37 million of dividends compared to approximately $26 million in the 2007 period.

•	In the 2007 period, approximately $26 million of CONSOL Energy stock was repurchased under the share repurchase program that was approved in December 2005 and expired December 31, 2007.

•

In the 2008 period, $20 million of cash was retained, compared to $5 million in the 2007 period, as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in cost of goods sold on the financial statements.

•	$14 million of stock was issued in the 2008 period compared to $5 million issued in the 2007 period. Stock issuances in both periods were a result of stock option exercises.

•

In the 2008 period, approximately $6 million of proceeds were received from miscellaneous borrowings. No borrowings were received from miscellaneous debt in the 2007 period. Miscellaneous borrowings consist mainly of debt incurred by variable interest entities and capital leases.

The following is a summary of our significant contractual obligations at June 30, 2008 (in thousands):

Payments due by Year

	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$207,000	$—	$—	$—	$207,000
Purchase Order Firm Commitments	6,413	1,324	—	—	7,737
Gas Firm Transportation Obligation	8,200	15,181	11,024	15,052	49,457
Long-Term Debt	10,241	51,160	339,006	22,500	422,907
Capital Lease Obligations	16,792	32,356	14,761	61,444	125,353
Operating Lease Obligations	44,269	70,250	39,111	136,177	289,807
Other Long-Term Liabilities (a)	350,644	597,054	513,697	2,189,045	3,650,440

Total Contractual Obligations (b)	$643,559	$767,325	$917,599	$2,424,218	$4,752,701

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure and other long-term liability costs.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At June 30, 2008, CONSOL Energy had total long-term debt of $518 million outstanding, including the current portion of long-term debt of $21 million. This long-term debt consisted of:

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

•

An aggregate principal amount of $10 million on a variable rate note that bears interest at the prime rate, or 5.00% at June 30, 2008. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•

An aggregate principal amount of $21 million on various rate notes with a weighted average interest rate of 6.11% at June 30, 2008. These notes were incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $96 million of capital leases with a weighted average interest rate of 7.13% per annum;

•	An aggregate principal amount of $1 million of variable rate notes with a weighted average interest rate of 6.52% due at various dates ranging from 2008 through 2031.

At June 30, 2008, CONSOL Energy also had $180 million of aggregate principal amounts of outstanding borrowings and approximately $259 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At June 30, 2008, CNX Gas, an 81.7% subsidiary, had $27 million of aggregate principal amounts of outstanding borrowings and approximately $15 million of letters of credit outstanding under its $200 million revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,238 million at June 30, 2008 and $1,214 million at December 31, 2007. Stockholders’ equity remained consistent primarily due to net income in the six months ended June 30, 2008, the tax benefit from stock-based compensation and the issuance of treasury stock. These increases were offset by changes to the cash flow hedges, the actuarial long-term liability related to the cumulative effect of adopting the change in measurement date and the declaration of dividends. See Consolidated Statements of Stockholders’ Equity.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
August 1, 2008	$0.10	August 7, 2008	August 25, 2008
April 25, 2008	$0.10	May 6, 2008	May 27, 2008
January 30, 2008	$0.10	February 7, 2008	February 22, 2008

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more or our availability is less than $100 million. The leverage ratio was 1.89 to 1.00 and our availability was approximately $561 million at June 30, 2008. The credit facility does not permit dividend payments in the event of default. There were no defaults in the six months ended June 30, 2008.

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

Recent Accounting Pronouncements

In May 2008, The Financial Accounting Standards Board (FASB) issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect this guidance to have a significant impact on CONSOL Energy.

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

CONSOL Energy believes that the use of derivative instruments, along with the risk assessment procedures and internal controls, mitigates our exposure to material risk. However, the use of derivative instruments without other risk assessment procedures could materially affect CONSOL Energy results of operations depending on interest rates or market prices. Nevertheless, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements in our Annual Report Form 10-K for the year ended December 31, 2007.

Sensitivity analyses of the incremental effects on pre-tax income for the six months ended June 30, 2008 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of June 30, 2008 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$124.4	$287.4

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2008 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a net loss of $145.8 million (net of $93.0 million of deferred tax) at June 30, 2008. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2008, CONSOL Energy had $508 million aggregate principal amount of debt outstanding under fixed-rate instruments and $217 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $180 million of borrowings outstanding at June 30, 2008. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 3.88% per annum during the six months ended June 30, 2008. Due to the level of borrowings against this facility in the six months ended June 30, 2008, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. CONSOL Energy’s 81.7% subsidiary, CNX Gas, also had outstanding borrowings under their revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $27 million at June 30, 2008 and bore interest at a weighted average rate of 4.10% per annum during the six months ended June 30, 2008. Due to the level of borrowings against this facility in the six months ended June 30, 2008, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2008 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through seventeenth paragraphs of Note 10—Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2008, CONSOL Energy held its annual shareholder meeting for the purpose of (1) electing directors, (2) ratifying the selection of Ernst & Young LLP as CONSOL Energy’s independent registered public accounting firm for the year ending December 31, 2008, (3) approving the CONSOL Energy Inc. Executive Annual Incentive Plan (the “Executive Incentive Plan”), and (4) considering a joint shareholder proposal regarding climate change.

(1) Shareholders elected the following directors and the vote tabulation for each individual director was as follows:

Nominee	Votes For	Votes Withheld
John Whitmire	151,694,303	1,515,194
J. Brett Harvey	150,946,294	2,263,203
James E. Altmeyer, Sr.	98,799,624	54,409,873
William E. Davis	143,772,938	9,436,559
Raj K. Gupta	151,713,055	1,496,442
Patricia A. Hammick	151,696,711	1,512,786
David C. Hardesty, Jr.	151,090,932	2,118,565
John T. Mills	151,701,718	1,507,779
William P. Powell	151,700,669	1,508,828
Joseph T. Williams	151,779,227	1,430,270

There were no abstentions and broker non-votes with respect to the election of directors.

(2) The proposal to ratify the selection of Ernst & Young LLP as CONSOL Energy’s independent registered public accounting firm for the year ending December 31, 2008 was approved by a vote of the shareholders. The number of votes cast for this proposal was 151,283,056 and the number of votes cast against this proposal was 717,386. There were 1,209,055 abstentions and no broker non-votes on this matter.

(3) The proposal to approve the Executive Incentive Plan – a plan that is designed to: (i) promote the attainment of CONSOL Energy’s significant business objectives; (ii) encourage and reward management teamwork across the entire company; (iii) assist in the attraction and retention of employees vital to CONSOL Energy’s long-term success; and (iv) provide awards that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code, was approved by a vote of the shareholders. The number of votes cast for this proposal was 148,019,272 and the number of votes cast against this proposal was 3,837,490. There were 1,352,731 abstentions and 4 broker non-votes on this matter.

(4) The joint shareholder proposal regarding a climate change report of how CONSOL Energy is responding to regulatory, competitive and public pressure to reduce carbon dioxide and other emissions from CONSOL Energy’s products and operations was not approved by a vote of the shareholders. The number of votes cast for this proposal was 41,822,792 and the number of votes cast against this proposal was 63,670,950. There were 37,807,269 abstentions and 9,908,486 broker non-votes on this matter.

ITEM 6.	EXHIBITS

Exhibit Index

4.13	Supplemental Indenture No. 11 dated as of June 3, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

4.14	Supplemental Indenture No. 12 dated as of July 28, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.1	Chairman’s Agreement, dated April 29, 2008, between CONSOL Energy Inc. and John Whitmire.

10.2	CONSOL Energy Inc. Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2008.

10.3	Amendment No. 1 to the Master Cooperation and Safety Agreement, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 2, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	Form 10-Q for the quarterly period ended June 30, 2008 furnished in XBRL.

In accordance with SEC Release 33-8238, Exhibits 32.1, 32.2 and 100 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date: August 5, 2008

By:	/s/ J. BRETT HARVEY
J. Brett Harvey, President and Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ WILLIAM J. LYONS
William J. Lyons, Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

4.13	Supplemental Indenture No. 11 dated as of June 3, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

4.14	Supplemental Indenture No. 12 dated as of July 28, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee.

10.1	Chairman’s Agreement, dated April 29, 2008, between CONSOL Energy Inc. and John Whitmire.

10.2	CONSOL Energy Inc. Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 1, 2008.

10.3	Amendment No. 1 to the Master Cooperation and Safety Agreement, incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 2, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	Form 10-Q for the quarterly period ended June 30, 2008 furnished in XBRL.

In accordance with SEC Release 33-8238, Exhibits 32.1, 32.2 and 100 are being furnished and not filed.