Form 10-Q
period 2008-09-30
CONSOL ENERGY INC
filed 2008-11-04
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14901

CONSOL Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1000 CONSOL Energy Drive Canonsburg, Pennsylvania	15317
(Address of Principal Executive Offices)	(Zip Code)

(724)485-4000

(Registrant’s Telephone Number, Including Area Code)

Consol Plaza, 1800 Washington Road, Pittsburgh, PA 15241

(Registrant’s Former Address)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 17, 2008
Common stock, $0.01 par value	181,193,758

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sales—Outside	$1,052,384	$791,981	$3,050,119	$2,504,408
Sales—Gas Royalty Interests	22,902	10,175	61,921	36,841
Sales—Purchased Gas	1,674	821	6,860	3,297
Freight—Outside	60,458	44,707	169,129	132,007
Other Income	35,688	20,692	121,704	167,006

Total Revenue and Other Income	1,173,106	868,376	3,409,733	2,843,559
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	740,063	634,852	2,117,526	1,745,258
Gas Royalty Interests’ Costs	21,040	8,525	58,994	31,663
Purchased Gas Costs	1,664	496	6,607	2,988
Freight Expense	60,458	44,707	169,129	132,007
Selling, General and Administrative Expense	31,406	26,623	92,520	79,171
Depreciation, Depletion and Amortization	96,288	82,402	284,791	234,880
Interest Expense	9,069	5,820	27,771	19,257
Taxes Other Than Income	69,688	60,064	214,593	190,816

Total Costs	1,029,676	863,489	2,971,931	2,436,040

Earnings Before Income Taxes and Minority Interest	143,430	4,887	437,802	407,519
Income Taxes	41,014	4,506	138,365	126,964

Earnings Before Minority Interest	102,416	381	299,437	280,555
Minority Interest	(12,362)	(5,765)	(33,289)	(19,560)

Net Income (Loss)	$90,054	$(5,384)	$266,148	$260,995

Basic Earnings (Loss) Per Share	$0.49	$(0.03)	$1.46	$1.43

Dilutive Earnings (Loss) Per Share	$0.49	$(0.03)	$1.44	$1.41

Weighted Average Number of Common Shares Outstanding:
Basic	183,202,086	181,866,727	182,918,637	182,123,133

Dilutive	185,591,759	181,866,727	185,349,250	184,517,283

Dividends Paid Per Share	$0.10	$0.07	$0.30	$0.21

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$10,302	$41,651
Accounts and Notes Receivable:
Trade	234,580	180,545
Other Receivables	55,539	69,771
Inventories	175,981	163,193
Deferred Income Taxes	113,102	130,820
Recoverable Income Taxes	10,583	19,090
Prepaid Expenses	152,056	78,085

Total Current Assets	752,143	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	9,650,694	8,945,312
Less—Accumulated Depreciation, Depletion and Amortization	4,188,371	3,980,270

Total Property, Plant and Equipment—Net	5,462,323	4,965,042
Other Assets:
Deferred Income Taxes	317,705	374,811
Investment in Affiliates	69,657	94,866
Other	103,903	90,216

Total Other Assets	491,265	559,893

TOTAL ASSETS	$6,705,731	$6,208,090

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$324,590	$238,312
Short-Term Notes Payable	270,500	247,500
Current Portion of Long-Term Debt	20,829	18,283
Other Accrued Liabilities	564,581	512,302

Total Current Liabilities	1,180,500	1,016,397
Long-Term Debt:
Long-Term Debt	410,910	398,077
Capital Lease Obligations	71,553	90,848

Total Long-Term Debt	482,463	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,392,171	2,336,809
Pneumoconiosis Benefits	181,827	171,896
Mine Closing	406,827	399,633
Workers’ Compensation	133,406	118,356
Deferred Revenue	—	3,162
Salary Retirement	57,380	67,392
Reclamation	33,971	34,317
Other	184,370	193,666

Total Deferred Credits and Other Liabilities	3,389,952	3,325,231
Minority Interest	210,041	163,118

Total Liabilities and Minority Interest	5,262,956	4,993,671
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 183,938,026 Issued and 182,085,298 Outstanding at September 30, 2008; 185,126,526 Issued and 182,291,623 Outstanding at December 31, 2007	1,839	1,851
Capital in Excess of Par Value	996,530	966,544
Retained Earnings	882,228	766,536
Other Comprehensive Loss	(370,825)	(419,284)
Common Stock in Treasury, at Cost—1,852,728 Shares at September 30, 2008 and 2,834,903 Shares at December 31, 2007	(66,997)	(101,228)

Total Stockholders’ Equity	1,442,775	1,214,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,705,731	$6,208,090

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance—December 31, 2007	$1,851	$966,544	$766,536	$(419,284)	$(101,228)	$1,214,419

(Unaudited)
Net Income	—	—	266,148	—	—	266,148
Treasury Rate Lock (Net of ($42) tax)	—	—	—	(56)	—	(56)
Amortization of Prior Service Costs and Actuarial Gains (Loss) (Net of ($154) tax)	—	—	—	(260)	—	(260)
Minority Interest in Other Comprehensive Income and Stock-based Compensation of Gas	—	—	—	(10,947)	—	(10,947)
Gas Cash Flow Hedge (Net of $36,960 tax)	—	—	—	59,809	—	59,809

Comprehensive Income (loss)	—	—	266,148	48,546	—	314,694
Cumulative Effect of FAS 158 Measurement (Net of $22,973 tax)	—	—	(37,647)	(87)	—	(37,734)
Issuance of Treasury Stock	—	—	(20,977)	—	34,316	13,339
Purchases of Treasury Stock	—	—	—	—	(85)	(85)
Retirement of Common Stock	(12)	(9,496)	(36,954)	—	—	(46,462)
Tax Benefit from Stock-Based Compensation	—	23,108	—	—	—	23,108
Amortization of Stock-Based Compensation Awards	—	16,374	—	—	—	16,374
Dividends ($0.30 per share)	—	—	(54,878)	—	—	(54,878)

Balance—September 30, 2008	$1,839	$996,530	$882,228	$(370,825)	$(66,997)	$1,442,775

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net Income	$266,148	$260,995
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	284,791	234,880
Stock-based Compensation	18,911	20,496
Gain on the Sale of Assets	(16,586)	(109,898)
Change in Minority Interest	33,289	19,560
Amortization of Mineral Leases	3,467	3,546
Deferred Income Taxes	56,251	63,643
Equity in Earnings of Affiliates	(5,314)	(5,209)
Changes in Operating Assets:
Accounts Receivable Securitization	39,600	113,300
Accounts and Notes Receivable	(75,530)	34,941
Inventories	(12,788)	10,480
Prepaid Expenses	(8,146)	(9,180)
Changes in Other Assets	14,166	19,977
Changes in Operating Liabilities:
Accounts Payable	14,391	11,822
Other Operating Liabilities	29,554	(21,063)
Changes in Other Liabilities	39,741	(52,182)
Other	1,297	(73)

Net Cash Provided by Operating Activities	683,242	596,035

Investing Activities:
Capital Expenditures	(731,849)	(514,911)
Additions to Mineral Leases	(8,157)	(10,733)
Acquisition of AMVEST, net of cash received		(296,659)
Net Investment in Equity Affiliates	(608)	(3,034)
Purchase of CNX Gas Stock		(10,000)
Proceeds from Sales of Assets	18,799	64,287

Net Cash Used in Investing Activities	(721,815)	(771,050)

Financing Activities:
Proceeds from (Payments on) Miscellaneous Borrowings	1,005	(1,316)
Proceeds from Revolver	23,000	181,000
Payments on Long Term Notes	—	(45,000)
Tax Benefit from Stock-Based Compensation	23,108	6,358
Dividends Paid	(54,878)	(38,282)
Issuance of Treasury Stock	15,074	7,200
Purchases of Common Stock	(85)	(80,132)

Net Cash Provided by Financing Activities	7,224	29,828

Net Decrease in Cash and Cash Equivalents	(31,349)	(145,187)
Cash and Cash Equivalents at Beginning of Period	41,651	223,883

Cash and Cash Equivalents at End of Period	$10,302	$78,696

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for future periods.

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

Certain reclassifications of 2007 data have been made to conform to the three and nine months ended September 30, 2008 classifications.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standards No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted, and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 382,487 shares of common stock were outstanding for both the three and nine months ended September 30, 2008, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. As a result of the net loss for the three months ended September 30, 2007, no options or units were included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 1,174,561 shares of common stock were outstanding for the nine months ended September 30, 2007, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive.

There were 17,678 options and 136,930 options exercised during the three months ended September 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during the three months ended September 30, 2008 and 2007 was $26.23 and $14.95, respectively. There were 834,292 options and 536,652 options exercised during the nine months ended September 30, 2008 and 2007, respectively. The weighted average exercise price per share of the options exercised during the nine months ended September 30, 2008 and 2007 was $18.08 and $13.42, respectively. Additionally, during the three and nine months ended September 30, 2008, 125,395 and 174,324 fully vested restricted stock awards were released, respectively. During both the three and nine months ended September 30, 2007, 172,702 fully vested restricted stock awards were released.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (Loss)	$90,054	$(5,384)	$266,148	$260,995

Average shares of common stock outstanding:
Basic	183,202,086	181,866,727	182,918,637	182,123,133
Effect of stock-based compensation	2,389,673	—	2,430,613	2,394,150

Dilutive	185,591,759	181,866,727	185,349,250	184,517,283

Earnings per share:
Basic	$0.49	$(0.03)	$1.46	$1.43

Dilutive	$0.49	$(0.03)	$1.44	$1.41

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In July 2008, our 81.7% subsidiary, CNX Gas, completed the acquisition of several leases and gas wells from KIS Oil & Gas Inc. for a cash payment of $19,324. The purchase price was principally allocated to property, plant, and equipment. The sales agreement called for the transfer of 30 oil and gas wells and approximately 5,600 leased acres. This acquisition enhanced our acreage position in Northern Appalachia. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results.

In June 2008, CNX Gas completed the acquisition of the outstanding 50% interest in Knox Energy, LLC not already owned by CNX Gas for a cash payment of $36,000 which was principally allocated to property, plant, and equipment. Prior to the acquisition of the outstanding interest, Knox Energy, LLC had been proportionately consolidated into CONSOL Energy’s financial statements. Knox Energy, LLC is a natural gas production company with operations in Tennessee. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results. The acquisition was not material to the CONSOL Energy’s consolidated financial statements.

In February 2008, CONSOL Energy, through a subsidiary, completed a sale of the Mill Creek Mining Complex located in Kentucky. The sales agreement called for the transfer of all of the assets comprising the complex. Cash proceeds from the sale were $14,649, with our basis in the assets being $9,934. Accordingly, a gain of $4,715 was recorded on the transaction.

In December 2007, CONSOL Energy, through a subsidiary, completed a sale/lease-back of 35 river barges. Cash proceeds from the sale were $16,895, with our basis in the equipment being $16,951. Accordingly, a loss of $56 was recorded on the transaction. The lease has been accounted for as an operating lease. The lease term is fourteen years.

In October 2007, CONSOL Energy, through a subsidiary, acquired 100% of the outstanding shares in an oil and gas company for a cash payment of $12,385 which was principally allocated to property, plant and equipment. The acquired company is in the business of owning, operating and producing oil and gas wells and related pipelines. The acquired assets consisted of gas wells, equipment and connecting pipelines utilized in well operations. The acquisition was accounted for under the guidance of Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations.” The acquisition was not material to the CONSOL Energy’s consolidated financial statements.

On July 31, 2007, CONSOL Energy acquired 100% of the voting interest of AMVEST Corporation and certain subsidiaries and affiliates (AMVEST) for a cash payment, net of cash acquired, of $296,659 in a transaction accounted for under SFAS 141. The coal reserves acquired consist of approximately 160 million tons of high quality, low sulfur steam and high-volatile metallurgical coal. Also included in the acquisition were four coal preparation plants, several fleets of modern mining equipment and a common short-line railroad that connects the coal preparation plants to the CSX and Norfolk and Southern rail interchanges. The results of operations of the acquired entities are included in CONSOL Energy’s Consolidated Statement of Income as of August 1, 2007.

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

The unaudited pro forma results for the three and nine months ended September 30, 2007, assuming the acquisition had occurred at January 1, 2007 are estimated to be:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenue	$1,020,904	$3,115,328

Earnings Before Taxes	$1,545	$410,314

Net Income	$(7,815)	$263,054

Basic Earnings (Loss) Per Share	$(0.04)	$1.44

Dilutive Earnings (Loss) Per Share	$(0.04)	$1.43

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of January 1, 2007, nor are they necessarily indicative of future consolidated results.

In July 2007, CONSOL Energy, through a subsidiary, completed the acquisition of Piping & Equipment, Inc. for a cash payment, net of cash acquired, of $16,914. Piping & Equipment, Inc. is a pipe, valve and fittings supplier with eight locations in Florida, Alabama, Louisiana and Texas. The fair value of merchandise for resale acquired in this acquisition was $8,481 and was included in inventory on the Consolidated Balance Sheets. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results.

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

In June 2007, CONSOL Energy, through a subsidiary, acquired certain coalbed methane and gas rights from Peabody Energy for a cash payment of $15,000 plus approximately $1,269 of miscellaneous acquisition costs. Subsequent to September 30, 2007, $381 of additional acquisition costs were paid related to this acquisition.

In June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53,309. This transaction resulted in a pre-tax gain of $49,868.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and nine months ended September 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2,438	$2,754	$7,314	$8,261	$2,639	$2,747	$7,916	$8,241
Interest cost	8,257	7,201	24,771	21,478	39,958	34,814	119,878	104,396
Expected return on plan assets	(8,418)	(7,688)	(25,253)	(22,936)	—	—	—	—
Settlement loss	—	—	—	3,192	—	—	—	—
Amortization of prior service costs (credit)	(278)	(279)	(835)	(836)	(12,156)	(12,750)	(36,469)	(38,251)
Recognized net actuarial loss	4,182	3,122	12,546	9,366	15,376	15,307	46,128	45,923

Net periodic benefit cost	$6,181	$5,110	$18,543	$18,525	$45,817	$40,118	$137,453	$120,309

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

Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits (SFAS 88),” requires that when the lump-sum distributions made for a plan year, which prior to CONSOL Energy’s adoption of SFAS 158 was October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. CONSOL Energy recognized a settlement loss of $3,192 in the nine months ended September 30, 2007. The settlement loss was included in cost of goods sold and other operating charges and selling, general and administrative expenses.

For the three and nine months ended September 30, 2008, $6,409 and $21,295 of contributions to pension trusts and pension benefits have been paid from operating cash flows. CONSOL Energy presently anticipates contributing a total of approximately $42,000 to the pension trust in 2008.

We do not expect to contribute to the other post employment benefit plan in 2008. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2008, $37,000 and $107,273 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1,259	$1,412	$3,777	$4,234	$7,257	$7,415	$21,773	$22,244
Interest cost	2,938	2,935	8,811	8,636	2,081	2,095	6,246	6,253
Amortization of actuarial gain	(6,028)	(5,775)	(18,083)	(17,325)	(1,235)	(988)	(3,704)	(2,965)
State administrative fees and insurance bond premiums	—	—	—	—	1,538	2,024	4,578	5,903
Legal and administrative costs	675	675	2,025	2,025	806	815	2,418	2,445

Net periodic (benefit) cost	$(1,156)	$(753)	$(3,470)	$(2,430)	$10,447	$11,361	$31,311	$33,880

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

CONSOL Energy does not expect to contribute to the CWP plan in 2008. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2008, $3,505 and $9,330 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2008. We intend to pay benefit claims as they become due. For the three and nine months ended September 30, 2008, $8,603 and $27,364 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U. S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Nine Months Ended September 30,
	2008		2007
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$153,231	35.0%	$142,632	35.0%
Excess tax depletion	(31,040)	(7.1)	(38,356)	(9.4)
Effect of Domestic Production Activities Deduction	(6,348)	(1.5)	(1,504)	(0.4)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	963	0.2	1,169	0.3
Effect of Federal Tax Accrual to Tax Return Reconciling Adjustment	473	0.1	4,172	1.0
Net Effect of state tax	17,381	4.0	16,177	4.0
Other	3,705	0.9	2,674	0.6

Income Tax Expense / Effective Rate	$138,365	31.6%	$126,964	31.1%

CONSOL Energy adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. During the three months ended September 30, 2008, CONSOL Energy did not change its liability for unrecognized tax benefits. During the three months ended September 30, 2007, the Company recognized an increase of $9,917 in its liability for unrecognized tax benefits as a result of tax positions taken during the period and uncertain tax positions identified upon the acquisition of AMVEST Corporation and related subsidiaries (AMVEST). Of the total increase in the liability for unrecognized positions, $7,397 results from an increase in uncertain tax positions related to temporary differences similar to those positions that are generated by current operations and are currently under examination by the Internal Revenue Service (IRS) in its audit of CONSOL Energy’s tax returns. The remainder of the increase in the liability for uncertain tax positions, $2,520, was attributable to the acquisition of AMVEST.

The total amounts of unrecognized tax benefits as of September 30, 2008 and September 30, 2007 were approximately $55,622 and $61,082, respectively. If these unrecognized tax benefits were recognized, approximately $12,376 and $13,200, respectively, would affect CONSOL Energy’s effective tax rate.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U.S. federal, various states and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2002. The IRS is in the process of concluding its examination of CONSOL Energy’s U.S. 2004 and 2005 income tax returns. Within the next twelve months, CONSOL Energy expects to conclude this examination and remit payment of the resulting tax deficiencies to federal and state taxing authorities. The amounts of the tax deficiencies for 2004 and 2005 have not been determined at this time by the IRS, however the Company believes that the recorded amount of the liabilities related to unrecognized tax benefits for these periods is adequate. Consequently, the resolution of the IRS’ examination of the Company’s 2004 and 2005 tax returns should have no impact on net income during the next twelve-month period. As of September 30, 2008, CONSOL Energy classified federal and state unrecognized tax benefits relating to the 2004 and 2005 tax returns of $16,264 and $3,251, respectively, as current liabilities in its financial statements. The Company also classified interest expense relating to the audit period of $7,878 as a current liability.

The IRS Appeals Division concluded its review of the examination results of the Company’s 2002 and 2003 income tax returns. The Company paid the disputed tax liability in a prior period, and anticipates that approximately $1,612 of interest will be paid as a result of the settlement of an issue relating to the proper year of deducting certain operating costs. The resolution of the issue and payment of interest has no impact on net income since the liability previously had been adequately provided.

Within the next twelve months the statute of limitations will expire for a tax period in one of the states in which the Company conducts business. At this time, the taxing jurisdiction has not commenced an examination of the Company’s tax return filed for this period. Consequently, the amount of the tax payment to be made regarding this year cannot be projected at this time; however, the Company believes that the impact of the expiration of the statute of limitations in the state is insignificant to its financial statements.

CONSOL Energy recognizes interest expense related to unrecognized tax benefits as a component of interest expense. As of September 30, 2008 and September 30, 2007, the Company had accrued interest of approximately $11,032 and $7,176, respectively, for interest related to uncertain tax positions. The accrued interest liabilities for the nine months ended September 30, 2008 and September 30, 2007 include $2,527 and $2,109, respectively, of interest expense recorded in the Company’s statements of operations related to unrecognized tax benefits.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of September 30, 2008 and September 30, 2007, CONSOL Energy had an accrued liability of approximately $1,200 for tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	September 30, 2008	December 31, 2007
Coal	$60,570	$45,614
Merchandise for resale	24,714	25,418
Supplies	90,697	92,161

Total Inventories	$175,981	$163,193

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive up to $165,000 on a revolving basis. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At September 30, 2008, there were no letters of credit outstanding against the facility.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $1,389 and $4,251 for the three and nine months ended September 30, 2008. Costs associated with the receivables facility totaled $1,231 and $1,420 for the three and nine months ended September 30, 2007. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012.

At September 30, 2008 and 2007, eligible accounts receivable totaled approximately $165,000 and $131,400, respectively. There was no subordinated retained interest at September 30, 2008. The subordinated retained interest approximated $18,100 at September 30, 2007. Accounts receivables totaling $165,000 and $113,300 were removed from the Consolidated Balance Sheet at September 30, 2008 and 2007. CONSOL Energy’s $39,600 and $113,300 increase in the accounts receivable securitization program for the nine months ended September 30, 2008 and 2007, respectively, is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	September 30, 2008	December 31, 2007
Coal & other plant and equipment	$4,445,172	$4,249,698
Coal properties and surface lands	1,257,223	1,313,440
Gas properties and related development	1,245,119	889,057
Gas gathering equipment	705,990	596,171
Airshafts	605,115	582,028
Leased coal lands	502,473	458,216
Mine development	514,604	490,876
Coal advance mining royalties	372,589	363,072
Gas advance royalties	2,409	2,754

Total property, plant and equipment	9,650,694	8,945,312
Less accumulated depreciation, depletion and amortization	4,188,371	3,980,270

Total Net Property, Plant & Equipment	$5,462,323	$4,965,042

NOTE 9—SHORT-TERM NOTE PAYABLE:

CONSOL Energy has a five-year, $1,000,000 senior secured credit facility which extends through June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries, and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral at the request of CONSOL Energy upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 10.74 to 1.00 at September 30, 2008. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio covenant was 1.63 to 1.00 at September 30, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At September 30, 2008, the $1,000,000 facility had borrowings of $212,300 outstanding and $257,658 of letters of credit outstanding, leaving $530,042 of capacity available for borrowings and the issuance of letters of credit.

In October 2005, CNX Gas entered into a five-year, $200,000 unsecured credit agreement. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.32 to 1.00 at September 30, 2008. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 76.43 to 1.00 at September 30, 2008. At September 30, 2008, the CNX Gas credit agreement had $58,200 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $126,867 of capacity available for borrowings and the issuance of letters of credit.

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

On January 30, 2008, the Pennsylvania Department of Conservation and Natural Resources filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The matter was the subject of a mediation process with an independent, neutral mediator prior to the filing of the Complaint. That process terminated with no resolution and the Commonwealth then filed its Complaint. The Commonwealth claims that the Company’s underground longwall mining activities in the summer of 2005 in Greene County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly under its role of Parens Patrie to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud; the last claim seeking punitive damages. The Court, in ruling on the Company’s Preliminary Objections to the Complaint, stayed the current proceedings in the state court, holding that the Commonwealth should pursue administrative agency review of the claim because full compensatory relief, if warranted, could be provided by the particular administrative agency and then the Environmental Hearing Board, if further relief was sought. Furthermore, the Court found that the Commonwealth could not recover natural resources damages under applicable law. The remainder of the Company’s objections were preserved pending the outcome of the administrative proceedings. As to the underlying claim, the Company believes it is not responsible for the damage to the dam, that there exist numerous grounds upon which to attack the propriety of the claims, and it will vigorously defend the case. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time, and in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three and nine months ended September 30, 2008, and the year ended December 31, 2007, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy has also been sued in a limited number of asbestos cases in Pennsylvania and Illinois. All involve claims that the plaintiffs developed asbestos-related diseases as a result of working with or around asbestos containing products used at mines operated by subsidiaries Consolidation Coal Company or CONSOL of Kentucky. CONSOL Energy has raised a number of defenses including lack of jurisdiction and that it is not properly named as a party since CONSOL Energy did not own or operate the mines at which the alleged exposures occurred. Discovery is still in the early stages in each matter. The Company believes it is not responsible for these claims, and it will vigorously defend the cases. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. The current estimated cost of remedial action including payment of the EPA’s past and future cost is approximately $50,000. There was $2,880 and $6,080 of expense recognized in the three and nine months ended September 30, 2008. CONSOL Energy funded $1,840 and $4,720 in the three and nine months ended September 30, 2008, respectively, to an independent trust established for this remediation. CONSOL Energy has funded $8,479 since inception of the independent trust established for this remediation. The remaining liability of $7,202 is included in Other Accrued Liabilities at September 30, 2008. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. CONSOL Energy’s portion of probable recoveries are estimated to be $3,420, of which $16 has been collected to date. Accordingly, an asset has been included in Other Assets for these claims. CONSOL Energy expects the majority of payments related to this liability to be made over the next eighteen months. In addition, the EPA advised the PRPs that it had completed its investigation of additional areas of potential contamination allegedly related to the Ward Transformer site. On September 29, 2008, the EPA issued a Record of Decision (ROD), which is the remedy selection, for the area of the Ward Site designated as Operable Unit 1 (OU1). The ROD estimates the cost of the selected remedy for OU1 at approximately $6,300. However, the selected remedy requires an extensive pre-remedial design sampling program that could determine that the contamination is more widespread than currently estimated by the EPA. That could result in an upward adjustment in the OU1 remedial action cost. On or about September 30, 2008, the EPA sent Special Notice Letters to 61 PRPs, including CONSOL Energy, requesting those PRPs to sign a consent decree committing to do the remedial work at OU1, to conduct a remedial investigation and feasibility study at Operable Unit 2 (OU2), which is generally the area encompassed by the current removal action work, to reimburse the EPA for approximately $2,900 in past costs, and to agree to reimburse the EPA for its future oversight costs. Those PRPs have until December 8, 2008 to submit a response to the Special Notice Letter. CONSOL Energy expects that a new, larger group of PRPs will form in order to respond to the Special Notice Letter. Until that occurs, it is premature to estimate a specific range of potential exposure. No expense was recognized in the nine months ended September 30, 2008 related to the additional areas of Ward Transformer. The $1,000 previously recognized liability related to these areas is included in Other Accrued Liabilities at September 30, 2008. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims. We cannot predict the ultimate outcome of this Superfund site; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the removal of naturally accumulating and pumped water from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action is related to untreated water in connection with mining activities at CCC’s Buchanan Mine being deposited in the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. Plaintiffs have twice amended the original complaint to assert additional claims for compensatory damages to the coal and gas estates of up to $3,252,000, punitive damages in the amount of $350,000, as well as interest, costs, and attorneys’ fees, against CCC. Plaintiffs have also added CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants asserting additional damage claims of $150,000 against those defendants. The Yukon group has recently filed a demand for arbitration against ICCC which makes similar claims relating to breach of the lease for water deposits and lost coal claims. In addition, an appeal of the 2005 Arbitration Award in favor of ICCC is pending before the Buchanan Circuit Court.

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The plaintiff claimed the water would adversely affect its remaining coal reserves and coalbed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Circuit Court for a temporary injunction prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Circuit Court denied. Subsequently, the Circuit Court entered an order holding that CCC has the right to store water in the VP3 mine void based upon provisions in this lease and dismissed the action. The Virginia Supreme Court, on appeal, disagreed with the Circuit Court’s interpretation of the lease, held that CCC has no right to store water in VP3 and reversed the dismissal and remanded to the Circuit Court to determine whether under equitable principles a permanent injunction should be issued. On June 13, 2008 Levisa Coal Company filed a second action against CCC in the Circuit Court of Buchanan County, Virginia relating to the deposit of water by CCC into the void spaces of the VP3 mine which seeks damages of approximately $300,000, plus interest, costs and attorneys’ fees.

Meredith Ellis Jennings and several other individuals and entities filed an action on July 8, 2008 against CCC in the Circuit Court of Buchanan County, Virginia (the “Pobst/Combs Action”). The plaintiffs allege that they hold real property interests and royalty interests in gas including coalbed methane gas in and around the VP3 mine. The action is for injunctive relief and seeks a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of the VP3 mine and requiring CCC to remove water from the void spaces of the VP3 mine.

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

We also believe DMME properly issued environmental permits to CCC authorizing it to deposit naturally accumulating water from the Buchanan Mine into VP3 as well as discharging water into the Levisa River under the controlled conditions established by the permits. CCC and the other named CONSOL Energy defendants in the Yukon Action, the Levisa Action and the Pobst/Combs Action deny all liability and intend to vigorously defend the actions filed against them in connection with the removal and deposit of water from the Buchanan Mine. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if a temporary or permanent injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CNX Gas is a party to a case captioned GeoMet Operating Company, Inc. and Pocahontas Mining Limited Liability Company v. CNX Gas Company LLC in the Circuit Court for Buchanan County, Virginia (Case No. 337-06) filed in 2006. CNX Gas has a coal seam gas lease with Pocahontas Mining in southwest Virginia and southern West Virginia. With the agreement of Pocahontas Mining, GeoMet constructed a pipeline on the property. CNX Gas sought a judicial determination that under the terms of the lease, CNX Gas has the exclusive right to construct and operate pipelines on the property. On May 23, 2007, the circuit court entered an order granting CNX Gas’ motion for summary judgment against GeoMet and Pocahontas Mining. The order provided that CNX Gas has exclusive rights to construct and operate pipelines on the property and prohibited GeoMet from owning, operating or maintaining its pipeline on the property. GeoMet filed an appeal to the Virginia Supreme Court which, on September 12, 2008, reversed the Circuit Court’s decision, holding that CNX Gas’ right to construct and operate pipelines on the property is not an exclusive right, but that Pocahontas Mining and GeoMet may not use the property in a manner that affects CNX Gas’ exercise of its stated lease rights or causes CNX Gas to suffer any inconvenience or other difficulty in its exercise of those rights. The Supreme Court remanded the case to the Circuit Court for further proceedings consistent with its decision. We do not believe that CNX Gas has any exposure for damages in this matter.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. CNX Gas’ action seeking to dismiss GeoMet’s complaint is pending. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (Case No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. The complaint alleges that our calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or the cash flows of CONSOL Energy.

In 1999, CNX Gas was named in a suit brought by a group of royalty owners that leases gas development rights to CNX Gas in southwest Virginia. The suit alleged the underpayment of royalties to the group of royalty owners. The claim of underpayment of royalties related to the interpretation of permissible deductions from production revenues upon which royalties are calculated. The deductions at issue relate to post-production expenses of gathering, compression and transportation. CNX Gas was ordered to pay, and subsequently paid, damages to the group of royalty owners that brought the suit. A final payment was subsequently made to the plaintiffs to adjust all royalties owed to the plaintiffs for subsequent periods, which effectively settled this case. CNX Gas recognized an estimated liability for other similarly situated plaintiffs who could bring similar claims. This amount is included in Other Liabilities on the balance sheet and is evaluated quarterly. CONSOL Energy believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.

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

On March 28, 2007, the assigned operators, including the subsidiaries of CONSOL Energy, and the Combined Fund entered into a settlement agreement that resolved all issues relating to the calculation and imposition of the higher per beneficiary premium rate. The settlement agreement provides for full reimbursement of the higher per beneficiary premium rate calculated and imposed on the subsidiaries of CONSOL Energy and for the payment of interest on all amounts to be reimbursed. CONSOL Energy received reimbursement of approximately $33,400, which includes the reduction of $2,255 related to the unassigned beneficiary premium liability previously accrued. The reimbursement was reflected as a reduction to cost of goods sold and other charges in the nine months ended September 30, 2007.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. On March 17, 2008, Buchanan Mine resumed production. This incident is covered under our property and business interruption insurance policy, subject to certain deductibles. Business interruption recoveries of $50,000 were recognized as Other Income in the nine months ended September 30, 2008, $42,000 in the coal segment and $8,000 in the gas segment. The total recoveries for this incident under our insurance policy were $75,000. As of September 30, 2008, all recognized recoveries have been collected. No other insurance recoveries for this incident will be received.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the Act) was signed into law. The Act contains a section that authorizes certain coal producers who have filed a Black Lung Excise Tax (BLET) return on or after October 1, 1990, to request a refund of the BLET paid on export sales during these years. The Act requires that the U.S. Treasury pay a coal producer an amount equal to the BLET erroneously paid on export sales in prior years along with interest computed at the statutory rates.

CONSOL Energy estimates that it could receive refunds of BLET of approximately $25,000. The estimated interest to be received on BLET refunds is approximately $30,000. The claims for refund of BLET plus interest were filed with the Internal Revenue Service (IRS) on October 30, 2008. At this time, CONSOL Energy cannot be certain that it will receive the refund of BLET and related interest since technical guidance has not been issued by the IRS regarding the type of documentation required before it will approve the refund of BLET and the related payment of interest. As of September 30, 2008, no amounts have been recognized related to the potential BLET refunds.

At September 30, 2007, CONSOL Energy has provided financial guarantees and letters of credit to certain third parties as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities in the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of Credit:
Employee-Related	$175,018	$71,808	$103,210	$—	$—
Environmental	73,790	71,410	2,380	—	—
Gas	14,933	14,913	20	—	—
Other	8,850	250	8,600	—	—

Total Letters of Credit	$272,591	$158,381	$114,210	$—	$—

Surety Bonds:
Employee-Related	$188,251	$188,251	$—	$—	$—
Environmental	315,783	313,529	2,254	—	—
Gas	3,947	3,897	50	—	—
Other	10,233	10,214	19	—	—

Total Surety Bonds	$518,214	$515,891	$2,323	$—	$—

Guarantees:
Coal	$534,908	$292,825	$221,356	$17,018	$3,709
Gas	37,272	34,172	—	—	3,100
Other	205,006	21,062	38,599	27,280	118,065

Total Guarantees	$777,186	$348,059	$259,955	$44,298	$124,874

Total Commitments	$1,567,991	$1,022,331	$376,488	$44,298	$124,874

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

NOTE 11—OTHER COMPREHENSIVE INCOME:

Total comprehensive income, net of tax, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income (Loss)	$90,054	$(5,384)	$266,148	$260,995
Treasury Rate Lock	(21)	(21)	(56)	(62)
Amortization of prior service costs and actuarial loss	(87)	(909)	(260)	(2,727)
Pension Settlement Accounting	—	—	—	2,132
Minority Interest in Other Comprehensive Income	(38,614)	(1,446)	(10,947)	(1,183)
Gas Cash Flow Hedge	210,686	7,875	59,809	6,549
FAS 158 Long-Term Liability Deferred Tax Adjustments	—	—	—	(361)

Total Comprehensive Income	$262,018	$115	$314,694	$265,343

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS:

Effective January 1, 2008, CONSOL Energy adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157) and Statement of Financial Accounting Standards 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (SFAS 159). As a result of the adoption, CONSOL Energy elected not to measure any additional financial assets or liabilities at fair value, other than those which were recorded at fair value prior to the adoption.

The financial assets and (liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$106,994	$—
Coal Sales Options	$—	$(15,294)	$—

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	September 30, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$10,302	$10,302	$41,651	$41,651
Short-term notes payable	$(270,500)	$(270,500)	$(247,500)	$(247,500)
Long-term debt	$(421,206)	$(417,214)	$(406,451)	$(420,203)

NOTE 13—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three and nine months ended September 30, 2008, the Northern Appalachian aggregated segment includes the following mines: Blacksville 2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Shoemaker, and Mine 84. For the three and nine months ended September 30, 2008, the Central Appalachian aggregated segment includes the following mines: Jones Fork, the Fola Complex and the Terry Eagle Complex. For the three and nine months ended September 30, 2008, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2007 segment information have been made to conform to the 2008 presentation.

Industry segment results for the three months ended September 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$491,507	$78,658	$109,189	$101,093	$780,447	$189,689	$82,248	$—	$1,052,384
Sales—gas royalty interest	—	—	—	—	—	22,902	—	—	22,902
Sales—purchased gas	—	—	—	—	—	1,674	—	—	1,674
Freight—outside	—	—	—	60,458	60,458	—	—	—	60,458
Intersegment transfers	—	—	—	—	—	1,510	34,893	(36,403)	—

Total Sales and Freight	$491,507	$78,658	$109,189	$161,551	$840,905	$215,775	$117,141	$(36,403)	$1,137,418

Earnings (Loss) Before Income Taxes	$29,099	$(12,472)	$49,248	$(18,861)	$47,014	$114,214	$5,304	$(23,102)	$143,430	(A)

Segment assets					$4,133,854	$1,854,067	$267,691	$450,119	$6,750,731	(B)

Depreciation, depletion and amortization					$73,517	$17,803	$4,968	$—	$96,288

Capital Expenditures (Including acquisitions)					$122,372	$170,374	$10,983	$—	$303,729

(A)	Includes equity in earnings of unconsolidated affiliates of $589, $236 and $844 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $7,304, $25,005 and $37,348 for Coal, Gas and All Other, respectively.

Industry segment results for the three months ended September 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$456,869	$70,367	$44,373	$58,510	$630,119	$98,389	$63,473	$—	$791,981
Sales—gas royalty interest	—	—	—	—	—	10,175	—	—	10,175
Sales—purchased gas	—	—	—	—	—	821	—	—	821
Freight—outside	—	—	—	44,707	44,707	—	—	—	44,707
Intersegment transfers	—	—	—	—	—	212	28,796	(29,008)	—

Total Sales and Freight	$456,869	$70,367	$44,373	$103,217	$674,826	$109,597	$92,269	$(29,008)	$847,684

Earnings (Loss) Before Income Taxes	$50,675	$4,010	$(6,662)	$(96,425)	$(48,402)	$51,852	$5,025	$(3,588)	$4,887	(C)

Segment assets					$3,975,973	$1,320,124	$255,149	$525,176	$6,076,422	(D)

Depreciation, depletion and amortization					$65,550	$12,248	$4,604	$—	$82,402

Capital Expenditures (Including Acquisitions)					$380,704	$72,571	$24,429	$—	$477,704

(C)	Includes equity in earnings of unconsolidated affiliates of $303, $927 and $1,246 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $2,116, $55,872 and $34,474 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Industry segment results for the nine months ended September 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1.549,663	$261,240	$250,866	$253,996	$2,315,765	$496,563	$237,791	$—	$3,050,119
Sales—gas royalty interest	—	—	—	—	—	61,921	—	—	61,921
Sales—purchased gas	—	—	—	—	—	6,860	—	—	6,860
Freight—outside	—	—	—	169,129	169,129	—	—	—	169,129
Intersegment transfers	—	—	—	—	—	6,096	104,220	(110,316)	—

Total Sales and Freight	$1,549,663	$261,240	$250,866	$423,125	$2,484,894	$571,440	$342,011	$(110,316)	$3,288,029

Earnings (Loss) Before Income Taxes	$205,863	$(25,839)	$94,492	$(81,775)	$192,741	$295,245	$17,932	$(68,116)	$437,802	(E)

Segment assets					$4,133,854	$1,854,067	$267,691	$450,119	$6,705,731	(F)

Depreciation, depletion and amortization					$219,648	$50,340	$14,803	$—	$284,791

Capital Expenditures (Including acquisitions)					$312,537	$406,180	$21,289	$—	$740,006

(E)	Includes equity in earnings of unconsolidated affiliates of $1,263, $352 and $3,699 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $7,304, $25,005 and $37,348 for Coal, Gas and All Other, respectively.

Industry segment results for the nine months ended September 30, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—outside	$1,487,815	$174,386	$230,155	$132,780	$2,025,136	$310,967	$168,305	$—	$2,504,408
Sales—gas royalty interest	—	—	—	—	—	36,841	—	—	36,841
Sales—purchased gas	—	—	—	—	—	3,297	—	—	3,297
Freight—outside	—	—	—	132,007	132,007	—	—	—	132,007
Intersegment transfers	—	—	—	—	—	2,628	98,434	(101,062)	—

Total Sales and Freight	$1,487,815	$174,386	$230,155	$264,787	$2,157,143	$353,733	$266,739	$(101,062)	$2,676,553

Earnings (Loss) Before Income Taxes	$272,457	$15,283	$69,722	$(77,079)	$280,383	$169,761	$13,255	$(55,880)	$407,519	(G)

Segment assets					$3,975,973	$1,320,124	$255,149	$525,176	$6,076,422	(H)

Depreciation, depletion and amortization					$184,957	$36,325	$13,598	$—	$234,880

Capital Expenditures (Including Acquisitions)					$571,254	$220,236	$30,813	$—	$822,303

(G)	Includes equity in earnings of unconsolidated affiliates of $741, $1,330 and $3,138 for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $2,116, $55,872 and $34,474 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax resolution.

Reconciliation of Segment Information to Consolidated Amounts

Earnings Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Segment earnings before income taxes for total reportable business segments	$161,228	$3,450	$487,986	$450,144
Segment earnings (loss) before income taxes for all other businesses	5,304	5,025	17,932	13,255
Incentive compensation (A)	(6,874)	5,736	(18,887)	(20,237)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (A)	(5,605)	(2,949)	(16,375)	(18,081)
Interest income (expense), net and other non-operating activity(A)	(10,623)	(6,375)	(32,854)	(17,562)

Earnings Before Income Taxes	$143,430	$4,887	$437,802	$407,519

Total Assets:

	September 30,
	2008	2007
Segment assets for total reportable business segments	$5,987,921	$5,296,097
Segment assets for all other businesses	267,691	255,149
Items excluded from segment assets:
Cash and other investments (A)	7,610	20,628
Deferred tax assets	430,807	502,999
Recoverable income taxes	10,583	—
Bond issuance costs	1,119	1,549

Total Consolidated Assets	$6,705,731	$6,076,422

(A)	Excludes amounts specifically related to the gas segment.

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

Income Statement for the three months ended September 30, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$191,199	$795,356	$68,416	$(2,587)	$1,052,384
Sales—Purchased Gas	—	1,674	—	—	—	1,674
Sales—Gas Royalty Interests	—	22,902	—	—	—	22,902
Freight—Outside	—	—	60,458	—	—	60,458
Other Income (including equity earnings)	110,447	1,172	25,543	10,131	(111,605)	35,688

Total Revenue and Other Income	110,447	216,947	881,357	78,547	(114,192)	1,173,106
Cost of Goods Sold and Other Operating Charges	22,266	37,639	545,840	31,299	103,019	740,063
Purchased Gas Costs	—	1,664	—	—	—	1,664
Gas Royalty Interests’ Costs	—	21,055	—	—	(15)	21,040
Related Party Activity	2,773	—	67,873	36,509	(107,155)	—
Freight Expense	—	—	60,458	—	—	60,458
Selling, General and Administrative Expense	—	13,527	16,737	1,142	—	31,406
Depreciation, Depletion and Amortization	2,211	17,803	73,680	2,596	(2)	96,288
Interest Expense	3,314	2,412	3,292	135	(84)	9,069
Taxes Other Than Income	1,308	7,272	58,766	2,342	—	69,688

Total Costs	31,872	101,372	826,646	74,023	(4,237)	1,029,676

Earnings (Loss) Before Income Taxes	78,575	115,575	54,711	4,524	(109,955)	143,430
Income Tax Expense (Benefit)	(11,479)	48,160	2,622	1,711	—	41,014

Earnings (Loss) before Minority Interest	90,054	67,415	52,089	2,813	(109,955)	102,416
Minority Interest	—	—	—	—	(12,362)	(12,362)

Net Income (Loss)	$90,054	$67,415	$52,089	$2,813	$(122,317)	$90,054

Balance Sheet for September 30, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$2,810	$3,116	$—	$4,376	$—	$10,302
Accounts and Notes Receivable:
Trade	—	64,356	—	170,224	—	234,580
Other	1,670	7,454	8,018	38,397	—	55,539
Inventories	80	—	150,563	25,338	—	175,981
Recoverable Income Taxes	10,583	—	—	—	—	10,583
Deferred Income Taxes	141,305	(28,203)	—	—	—	113,102
Prepaid Expenses	23,317	79,632	47,679	1,428	—	152,056

Total Current Assets	179,765	126,355	206,260	239,763	—	752,143
Property, Plant and Equipment:
Property, Plant and Equipment	114,959	1,943,084	7,504,244	88,407	—	9,650,694
Less-Accumulated Depreciation, Depletion and Amortization	68,640	301,790	3,773,113	44,828	—	4,188,371

Property, Plant and Equipment—Net	46,319	1,641,294	3,731,131	43,579	—	5,462,323
Other Assets:
Deferred Income Taxes	577,531	(259,826)	—	—	—	317,705
Investment in Affiliates	3,212,133	25,005	1,413,582	—	(4,581,063)	69,657
Other	35,927	34,040	16,193	17,743	—	103,903

Total Other Assets	3,825,591	(200,781)	1,429,775	17,743	(4,581,063)	491,265

Total Assets	$4,051,675	$1,566,868	$5,367,166	$301,085	$(4,581,063)	$6,705,731

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$124,831	$69,101	$107,438	$23,220	$—	$324,590
Accounts Payable (Recoverable)—Related Parties	1,760,582	—	(1,900,521)	139,939	—	—
Short-Term Notes Payable	212,300	58,200	—	—	—	270,500
Current Portion of Long-Term Debt	—	7,563	11,266	2,000	—	20,829
Other Accrued Liabilities	148,743	46,517	357,536	11,785	—	564,581

Total Current Liabilities	2,246,456	181,381	(1,424,281)	176,944	—	1,180,500
Long-Term Debt	249,294	75,365	150,319	7,485	—	482,463
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,896	2,389,275	—	—	2,392,171
Pneumoconiosis	—	—	181,827	—	—	181,827
Mine Closing	—	—	398,725	8,102	—	406,827
Workers’ Compensation	—	—	133,406	—	—	133,406
Salary Retirement	57,380	—	—	—	—	57,380
Reclamation	—	—	13,644	20,327	—	33,971
Other	55,770	39,543	71,528	17,529	—	184,370

Total Deferred Credits and Other Liabilities	113,150	42,439	3,188,405	45,958	—	3,389,952
Minority Interest	—	—	—	—	210,041	210,041
Stockholders’ Equity	1,442,775	1,267,683	3,452,723	70,698	(4,791,104)	1,442,775

Total Liabilities and Stockholders’ Equity	$4,051,675	$1,566,868	$5,367,166	$301,085	$(4,581,063)	$6,705,731

Income Statement for the three months ended September 30, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$98,601	$641,475	$56,469	$(4,564)	$791,981
Sales—Purchased Gas	—	821	—	—	—	821
Sales—Gas Royalty Interests	—	10,175	—	—	—	10,175
Freight—Outside	—	—	44,707	—	—	44,707
Other Income (including equity earnings)	1,833	208	9,967	9,585	(901)	20,692

Total Revenue and Other Income	1,833	109,805	696,149	66,054	(5,465)	868,376
Cost of Goods Sold and Other Operating Charges	1,172	18,731	541,560	25,771	47,618	634,852
Purchased Gas Costs	—	496	—	—	—	496
Gas Royalty Interests’ Costs	—	8,543	55	—	(73)	8,525
Related Party Activity	3,326	—	11,152	29,540	(44,018)	—
Freight Expense	—	—	44,707	—	—	44,707
Selling, General and Administrative Expense	—	12,793	12,990	840	—	26,623
Depreciation, Depletion and Amortization	1,929	12,248	65,485	2,813	(73)	82,402
Interest Expense	2,154	1,221	2,303	142	—	5,820
Taxes Other Than Income	1,433	3,776	53,085	1,770	—	60,064

Total Costs	10,014	57,808	731,337	60,876	3,454	863,489

Earnings (Loss) Before Income Taxes	(8,181)	51,997	(35,188)	5,178	(8,919)	4,887
Income Tax Expense (Benefit)	(2,797)	20,701	(15,566)	2,168	—	4,506

Earnings (Loss) before Minority Interest	(5,384)	31,296	(19,622)	3,010	(8,919)	381
Minority Interest	—	—	—	—	(5,765)	(5,765)

Net Income (Loss)	$(5,384)	$31,296	$(19,622)	$3,010	$(14,684)	$(5,384)

Balance Sheet for December 31, 2007:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$6,519	$32,048	$—	$3,084	$—	$41,651
Accounts and Notes Receivable:
Trade	—	38,680	—	141,865	—	180,545
Other	840	2,428	34,619	31,884	—	69,771
Inventories	—	—	135,132	28,061	—	163,193
Recoverable Income Taxes	18,118	972	—	—	—	19,090
Deferred Income Taxes	132,089	(1,269)	—	—	—	130,820
Prepaid Expenses	18,130	13,859	40,985	5,111	—	78,085

Total Current Assets	175,696	86,718	210,736	210,005	—	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	103,223	1,480,446	7,274,197	87,446	—	8,945,312
Less-Accumulated Depreciation, Depletion and Amortization	52,103	251,367	3,638,286	38,514	—	3,980,270

Property, Plant and Equipment—Net	51,120	1,229,079	3,635,911	48,932	—	4,965,042
Other Assets:
Deferred Income Taxes	563,226	(188,415)	—	—	—	374,811
Investment in Affiliates	2,818,267	56,865	1,305,043	—	(4,085,309)	94,866
Other	30,242	6,772	35,600	17,602	—	90,216

Total Other Assets	3,411,735	(124,778)	1,340,643	17,602	(4,085,309)	559,893

Total Assets	$3,638,551	$1,191,019	$5,187,290	$276,539	$(4,085,309)	$6,208,090

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$71,558	$30,263	$110,370	$26,121	$—	$238,312
Accounts Payable (Recoverable)–Related Parties	1,586,775	—	(1,708,831)	122,056	—	—
Short-Term Notes Payable	247,500	—	—	—	—	247,500
Current Portion of Long-Term Debt	—	5,819	10,464	2,000	—	18,283
Other Accrued Liabilities	105,226	25,333	372,731	9,012	—	512,302

Total Current Liabilities	2,011,059	61,415	(1,215,266)	159,189	—	1,016,397
Long-Term Debt	258,848	66,949	154,143	8,985	—	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,700	2,334,109	—	—	2,336,809
Pneumoconiosis	—	—	171,896	—	—	171,896
Mine Closing	—	—	388,710	10,923	—	399,633
Workers’ Compensation	—	—	118,356	—	—	118,356
Deferred Revenue	—	—	3,162	—	—	3,162
Salary Retirement	67,065	327	—	—	—	67,392
Reclamation	—	—	14,497	19,820	—	34,317
Other	87,160	36,391	52,958	17,157	—	193,666

Total Deferred Credits and Other Liabilities	154,225	39,418	3,083,688	47,900	—	3,325,231
Minority Interest	—	—	—	—	163,118	163,118
Stockholders’ Equity	1,214,419	1,023,237	3,164,725	60,465	(4,248,427)	1,214,419

Total Liabilities and Stockholders’ Equity	$3,638,551	$1,191,019	$5,187,290	$276,539	$(4,085,309)	$6,208,090

Income Statement for the Nine Months Ended September 30, 2008

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$502,659	$2,352,975	$202,520	$(8,035)	$3,050,119
Sales—Purchased Gas	—	6,860	—	—	—	6,860
Sales—Gas Royalty Interests	—	61,921	—	—	—	61,921
Freight—Outside	—	—	169,129	—	—	169,129
Other Income (including equity earnings)	319,766	11,929	82,226	29,424	(321,641)	121,704

Total Revenue and Other Income	319,766	583,369	2,604,330	231,944	(329,676)	3,409,733
Cost of Goods Sold and Other Operating Charges	54,949	90,147	1,712,321	87,536	172,573	2,117,526
Purchased Gas Costs	—	6,607	—	—	—	6,607
Gas Royalty Interests’ Costs	—	59,057	—	—	(63)	58,994
Related Party Activity	4,170	—	60,007	113,200	(177,377)	—
Freight Expense	—	—	169,129	—	—	169,129
Selling, General and Administrative Expense	—	50,701	38,529	3,290	—	92,520
Depreciation, Depletion and Amortization	6,480	50,340	221,838	8,022	(1,889)	284,791
Interest Expense	13,055	5,567	8,994	405	(250)	27,771
Taxes Other Than Income	4,721	20,072	182,694	7,106	—	214,593

Total Costs	83,375	282,491	2,393,512	219,559	(7,006)	2,971,931

Earnings (Loss) Before Income Taxes	236,391	300,878	210,818	12,385	(322,670)	437,802
Income Tax Expense (Benefit)	(29,757)	119,287	44,150	4,685	—	138,365

Earnings (Loss) before Minority Interest	266,148	181,591	166,668	7,700	(322,670)	299,437
Minority Interest	—	—	—	—	(33,289)	(33,289)

Net Income (Loss)	$266,148	$181,591	$166,668	$7,700	$(355,959)	$266,148

Income Statement for the Nine Months Ended September 30, 2007

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$313,595	$2,054,368	$143,425	$(6,980)	$2,504,408
Sales—Purchased Gas	—	3,297	—	—	—	3,297
Sales—Gas Royalty Interests	—	36,841	—	—	—	36,841
Freight—Outside	—	—	132,007	—	—	132,007
Other Income (including equity earnings)	309,404	4,675	127,052	29,382	(303,507)	167,006

Total Revenue and Other Income	309,404	358,408	2,313,427	172,807	(310,487)	2,843,559
Cost of Goods Sold and Other Operating Charges	50,190	59,918	1,443,754	34,620	156,776	1,745,258
Purchased Gas Costs	—	2,988	—	—	—	2,988
Gas Royalty Interests’ Costs	—	31,736	—	—	(73)	31,663
Related Party Activity	8,055	—	34,712	103,187	(145,954)	—
Freight Expense	—	—	132,007	—	—	132,007
Selling, General and Administrative Expense	—	39,069	37,582	2,520	—	79,171
Depreciation, Depletion and Amortization	5,666	36,325	187,172	7,790	(2,073)	234,880
Interest Expense	4,211	3,686	10,938	422	—	19,257
Taxes Other Than Income	4,121	12,519	169,139	5,037	—	190,816

Total Costs	72,243	186,241	2,015,304	153,576	8,676	2,436,040

Earnings (Loss) Before Income Taxes	237,161	172,167	298,123	19,231	(319,163)	407,519
Income Tax Expense (Benefit)	(23,834)	66,387	77,680	6,731	—	126,964

Earnings (Loss) before Minority Interest	260,995	105,780	220,443	12,500	(319,163)	280,555
Minority Interest	—	—	—	—	(19,560)	(19,560)

Net Income (Loss)	$260,995	$105,780	$220,443	$12,500	$(338,723)	$260,995

Cash Flow for the nine months ended September 30, 2008:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$55,236	$306,919	$316,874	$4,213	$—	$683,242

Cash Flows from Investing Activities:
Capital Expenditures	$(6,964)	$(406,180)	$(325,441)	$(1,421)	$—	$(740,006)
Investment in Equity Affiliates	—	1,081	(1,689)	—	—	(608)
Other Investing Activities	—	450	18,349	—	—	18,799

Net Cash Used in Investing Activities	$(6,964)	$(404,649)	$(308,781)	$(1,421)	$—	$(721,815)

Cash Flows from Financial Activities:
Dividends Paid	$(54,878)	$—	$—	$—	$—	$(54,878)
Purchase of Common Stock	(85)	—	—	—	—	(85)
(Payments on) Proceeds from Short Term Borrowings	(35,200)	58,200	—	—	—	23,000
Other Financing Activities	38,182	10,598	(8,093)	(1,500)	—	39,187

Net Cash (Used in) Provided by Financing Activities	$(51,981)	$68,798	$(8,093)	$(1,500)	$—	$7,224

Cash Flow for the nine months ended September 30, 2007:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(161,115)	$211,075	$522,045	$24,030	$—	$596,035

Cash Flows from Investing Activities:
Capital Expenditures	$(11,932)	$(265,116)	$(261,050)	$(21,693)	$44,880	$(514,911)
Acquistion of AMVEST	—	—	(296,659)	—	—	(296,659)
Investment in Equity Affiliates	—	(2,259)	(775)	—	—	(3,034)
Other Investing Activities	—	187	88,247	—	(44,880)	43,554

Net Cash Used in Investing Activities	$(11,932)	$(267,188)	$(470,237)	$(21,693)	$—	$(771,050)

Cash Flows from Financial Activities:
Dividends Paid	$(38,282)	$—	$—	$—	$—	$(38,282)
Proceeds from Revolver	181,000					181,000
Purchase of Common Stock	(80,132)	—	—	—	—	(80,132)
Tax Benefit from Stock-Based Compensation	6,323	35	—	—	—	6,358
Payments on Long Term Notes	—	—	(45,000)	—	—	(45,000)
Other Financing Activities	7,005	7,308	(6,929)	(1,500)	—	5,884

Net Cash (Used in) Provided by Financing Activities	$75,914	$7,343	$(51,929)	$(1,500)	$—	$29,828

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

General

Current forecasts by the U.S. Department of Energy estimate that worldwide energy demand will grow more than 55 percent by 2030 and that the two fastest growing supply segments are expected to be coal and natural gas, which are forecasted to grow approximately 74 percent and 63 percent, respectively. The company believes that the long-term fundamentals of population growth, a desire for improved living standards, and the need to build or repair critical infrastructure in many countries will keep demand for energy strong over the next several decades, despite indications that global economic growth is slowing in the face of a more challenging financial environment.

The impact of current economic conditions on global demand for coal and natural gas in the short-term is far from clear. For instance, the impact on price from a decline in demand for coal is likely to be offset by the continuing challenges of coal production globally. The Company believes that the long-term global demand for coal is very strong and developing countries will continue to grow at rates that will stretch global supplies of coal.

In the short-term, base loading of eastern power generation in the U.S. will continue to create demand for CONSOL’s high-Btu coal. On the supply side, coal production challenges related to permitting, new safety regulations, and complex geology in Appalachia are expected to keep supplies tight.

The company believes it is in a strong position in the near term for a number of reasons:

•	The company has a significant amount of anticipated 2009 coal and gas production already committed for sale;

•	The company’s low-volatile metallurgical coal and its high Btu (British thermal units) steam coal are premium products that should command premium prices even in a weaker demand environment;

•

The company expects to generate strong cash flows during the next 15 months, reflecting both higher priced tons entering the sales mix and the relatively low-cost position of both its coal and gas segments;

•

The company’s relatively low debt and strong liquidity position allows the company to maintain its reputation as a disciplined producer and to make adjustments to production should market conditions require it; and

•	The company has the flexibility to defer or slow certain capital project outlays without undercutting the company’s fundamental growth strategy.

During the second and third quarters, a number of factors impacted production, but no single factor dominated. Factors included: events such as roof falls on main line belt haulage; regulatory issues, particularly related to safety that impacted productivity and costs; technological issues, particularly the challenge of completing development of new longwall coal panels as rapidly as required; and geologic issues such as roof conditions and intrusion of rock into coal seams. We have made a number of important changes that, over the next six months, are expected to positively impact productivity and production. We have focused a lot of attention on the development issue because it is the key to getting the maximum efficiency from our longwall equipped mines.

The company has added crews and changed work schedules to increase longwall panel development; has worked with equipment manufacturers to develop better haulage systems for continuous mining machines to increase rates of advance in development sections of the mine; and is modifying mine plans in a number of longwall-equipped mines to increase the ratio of coal produced by the longwall equipment compared to that produced by the continuous miners.

Some of the changes we have made, such as adding additional crews, should give us benefits very quickly, while things like mine plan modifications take several quarters to fully execute. However, over the next year, we expect the aggregate result of these actions will positively impact productivity.

Regulatory impacts on production are more difficult to manage. Most producers in the eastern U.S. are being impacted by government regulations and enforcement to a much greater extent than we saw only a few years ago. The pace with which government issues permits needed for on-going operations to continue mining has negatively impacted expected production, especially in Central Appalachia. Environmental groups in West Virginia and Kentucky have challenged state and U.S. Army Corps of Engineers permits for mountaintop mining on various grounds. The most recent challenges have focused on the adequacy of the Corp of Engineers analysis of impacts to streams and the adequacy of mitigation plans to compensate for stream impacts. In 2007, the U.S. District Court of the Southern District of West Virginia found other operators’ permits for mining in these areas to be deficient. The ruling is currently in appeals. The legal issues around these previously issued permits have delayed or prevented the issuance of new permits by the Corp of Engineers. Currently, CONSOL Energy’s surface operations in these areas have not been impacted, but the delay or denial of additional permits could impact some or all of the surface operations within the next twelve to twenty-four months. In addition, the length of time needed to bring a new mine into production has increased by several years because of the increased time required to obtain necessary permits. New safety laws and regulations have impacted productivity at underground mines, although the company has not yet been able to ascertain the exact amount of the impact.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the Act) was signed into law. The Act contains a section that authorizes certain coal producers who have filed a Black Lung Excise Tax (BLET) return on or after October 1, 1990, to request a refund of the BLET paid on export sales during these years. The Act requires that the U.S. Treasury pay a coal producer an amount equal to the BLET erroneously paid on export sales in prior years along with interest computed at the statutory rates.

CONSOL Energy estimates that it could receive refunds of BLET of approximately $25 million. The estimated interest to be received on BLET refunds is approximately $30 million. The claims for refund of BLET plus interest must be filed with the Internal Revenue Service (IRS) within 30 days of enactment of the Act. At this time, CONSOL Energy cannot be certain that it will receive the refund of BLET and related interest since technical guidance has not been issued by the IRS regarding the type of documentation required before it will approve the refund of BLET and the related payment of interest. As of September 30, 2008, no amounts have been recognized related to the potential BLET refunds.

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Net Income

Net income changed primarily due to the following items (table in millions):

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased	$780	$630	$150	23.8%
Produced Gas Sales	190	98	92	93.9%
Gas Royalty Interest	23	10	13	130.0%
Other Sales and Other Income	180	130	50	38.5%

Total Revenue and Other Income	1,173	868	305	35.1%
Coal Cost of Goods Sold—Produced and Purchased	577	455	122	26.8%
Produced Gas Cost of Goods Sold	51	30	21	70.0%
Gas Royalty Interest costs of Goods Sold	21	9	12	133.3%
Other Cost of Goods Sold	114	150	(36)	(24.0)%

Total Cost of Goods Sold	763	644	119	18.5%
Depreciation, Depletion and Amortizaton	96	82	14	17.1%
Other	171	137	34	24.8%

Total Costs	1,030	863	167	19.4%

Earnings Before Income Taxes and Minority Interest	143	5	138	2760.0%
Income Tax Expense	41	5	36	720.0%

Earnings Before Minority Interest	102	—	102	100.0%
Minority Interest	12	5	7	140.0%

Net Income (Loss)	$90	$(5)	$95	(1900.0)%

CONSOL Energy had net income of $90 million for the three months ended September 30, 2008 compared to a net loss of $5 million in the three months ended September 30, 2007. Net income for the 2008 period was improved in comparison to the 2007 period due to:

•	the 2007 period including a total of approximately $72 million of pre-tax expenses related to the July 2007 Buchanan Mine incident which idled the mine through March 2008;

•	higher average prices received for both coal and gas; and

•	higher volumes of gas produced.

These increases in net income were offset, in part, by increased unit cost of goods sold and other charges for both coal and gas.

See below for a more detailed description of variances noted. The unit costs described below are not necessarily indicative of future costs.

Revenue

Revenue and other income increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$751	$615	$136	22.1%
Purchased Coal	29	15	14	93.3%
Produced Gas	190	98	92	93.9%
Industrial Supplies	51	43	8	18.6%
Other	31	21	10	47.6%

Total Sales—Outside	1,052	792	260	32.8%
Gas Royalty Interest	23	10	13	130.0%
Purchased Gas	2	1	1	100.0%
Freight Revenue	60	45	15	33.3%
Other Income	36	20	16	80.0%

Total Revenue and Other Income	$1,173	$868	$305	35.1%

The increase in company produced coal sales revenue during the 2008 period was due to higher average prices.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	14.9	15.0	(0.1)	(0.7)%
Average Sales Price Per Ton	$50.50	$40.99	$9.51	23.2%

The increase in the average sales prices of coal are the result of global coal fundamentals remaining strong. Concerns regarding the adequacy of global supplies of coal have strengthened both the international and domestic coal prices and have increased the opportunity for U.S. producers to increase exports of coal. During the quarter, CONSOL Energy saw a rise in both its Central Appalachian and Northern Appalachian coal prices. Eastern domestic utilities’ coal inventories are lower than expected and increased sales opportunities overseas have driven up the average sales prices for coal. Sales tons were down slightly in the period-to-period comparison due mainly to lower production from several Northern Appalachian underground longwall mines, offset, in part, by higher production from several Central Appalachian mines.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third-parties and sold directly to our customers. The increase of $14 million in company-purchased coal sales revenue was primarily due to an increase in demand in the period-to-period comparison.

The increase in produced gas sales revenue in the 2008 period compared to the 2007 period was primarily due to higher average sales price per thousand cubic feet sold and higher sales volumes.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	19.5	14.3	5.2	36.4%
Average Sales Price Per thousand cubic feet	$9.72	$6.87	$2.85	41.5%

The increase in average sales price is the result of realizing general market price increases in the period-to-period comparison. CONSOL Energy periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 12.8 Bcf of our produced gas sales volumes for the three months ended September 30, 2008 at an average price of $9.44 per thousand cubic feet. In the prior year, these financial hedges represented approximately 4.7 Bcf at an average price of $8.00 per thousand cubic feet. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

The $8 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes and higher sales prices.

The $10 million increase in other sales was attributable to increased revenues from barge towing and terminal services. The increase was primarily related to revenue generated from the barge towing operations having higher thru-put tons as well as higher average rates for services rendered compared to the prior year.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.4	1.8	0.6	33.3%
Average Sales Price Per thousand cubic feet	$9.71	$5.81	$3.90	67.1%

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.2	0.1	0.1	100.0%
Average Sales Price Per thousand cubic feet	$10.20	$6.14	$4.06	66.1%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers, less gathering fees.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has increased primarily due to an increase in freight rates for export tons. There were 2.0 million tons and 2.1 million tons of CONSOL Energy coal exported in the 2008 and 2007 periods, respectively.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Gain on Sale of Assets	$9	$3	$6	200.0%
Reversal of unrealized losses on coal options	6	—	6	100.0%
Contract Towing	3	1	2	200.0%
Royalty Income	5	3	2	66.7%
Interest Income	1	2	(1)	(50.0)%
Other miscellaneous	12	11	1	9.1%

Total other income	$36	$20	$16	80.0%

Gain on sale of assets increased $6 million in the period-to-period comparison primarily due to the sale of an idled facility which included the transfer of the mine closing liabilities to the buyer. This transaction resulted in a pre-tax gain.

Mark-to-market adjustments for three free standing coal sales options resulted in approximately a $6 million reversal of unrealized losses which were previously recognized. The remaining unrealized loss will reverse as coal is purchased under these options or as the options expire.

The $2 million increase in contract towing represents river towing services for third-parties which CONSOL Energy provides. CONSOL Energy has increased the amount of services provided to third-parties and has received higher rates in the 2008 period compared to the 2007 period.

Royalty income increased $2 million in the period-to-period comparison due to increased production by third-parties.

Interest income decreased $1 million in the period-to-period comparison due to lower cash balances throughout the 2008 period compared to the 2007 period. Lower cash balances were primarily the result of the July 2007 Buchanan Mine incident, higher capital expenditures in the 2008 period excluding acquisitions and general working capital uses.

Other miscellaneous income increased $1 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$545	$437	$108	24.7%
Purchased Coal	32	18	14	77.8%
Produced Gas	51	30	21	70.0%
Industrial Supplies	51	40	11	27.5%
Closed and Idle Mines	19	23	(4)	(17.4)%
Other	42	87	(45)	(51.7)%

Total Cost of Goods Sold and Other Charges Outside	740	635	105	16.5%
Gas Royalty Interest	21	9	12	133.3%
Purchased Gas	2	—	2	100.0%

Total Cost of Goods Sold	$763	$644	$119	18.5%

Increased cost of goods sold and other charges for company-produced coal were due mainly to a higher average unit cost per ton sold.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	14.9	15.0	(0.1)	(0.7)%
Average Cost of Goods Sold and Other Charges Per Ton	$36.64	$29.11	$7.53	25.9%

Average cost of goods sold and other charges increased in the period-to-period comparison primarily due to an increase in average unit costs related to the following items.

•

Supply and maintenance costs have increased $3.46 per ton sold. The increase is attributable primarily to higher cost items used in the mining process, higher gas well plugging costs, higher roof control costs, higher fuel and explosive costs, and higher equipment maintenance costs. The increase in supply and maintenance costs also reflects the change in the mix of sales tons in the 2008 period compared to the 2007 period. Although sales tons remained relatively the same in the period-to-period comparison, a higher percentage of sales tons came from the higher cost Central Appalachian mines in the 2008 period. In the 2007 period, a higher percentage of tons came from the lower cost Northern Appalachian longwall mines.

•

The installation of higher grade seals and a higher number of seals being built in the 2008 period contributed to the increase in supply cost. The Mine Health and Safety Administration now requires older workings in many of CONSOL Energy mines to be sealed more quickly following the conclusion of mining than was historically the case. At several locations, the installed seals are also required to be stronger. The increase in strength of seals was required to better protect the active sections of the underground mines from explosions, fires or other situations that may occur inside the sealed areas. The installation of higher strength seals and a higher number of seals being completed in the quarter contributed to the increase in supply costs.

•

Gas well plugging costs are expenses related to plugging abandoned gas wells which CONSOL Energy does not own that are in front of the underground mining process. These wells have to be plugged in accordance with current safety regulations in order to mine through the well. CONSOL Energy has plugged more wells in the 2008 period than in the 2007 period, which has contributed to increased supply costs.

•

Higher roof control costs are attributable to higher usage of products used in the mining process due to mining conditions and additional development work. Development work by continuous mining machines requires more roof support products than are used in the area of the mine where extraction is done using a longwall mining system. Roof control costs have also increased due to higher usage of “pumpable cribs” which are more expensive per unit than the standard wooden crib support. The “pumpable crib” is a canvas cylinder hung from the roof and extending to the floor into which concrete is pumped. Because the “pumpable crib” allows concrete to be pumped to the roof level, it eliminates the need to use wood shims to tighten the concrete to the roof. The “pumpable crib” is quicker to install, enhances safety due to customized fit and minimizes the use of combustible products at underground locations. Also, roof control costs have increased in the 2008 period compared to the 2007 period due to approximately 20% inflation related to roof control products.

•

Higher fuel and explosive costs are due to the general increase of these commodities in the period to period comparison. Also, the AMVEST surface locations, which are the primary locations to incur these costs, were acquired on July 31, 2007 and therefore were included in the prior year period for only two months.

•	Higher equipment maintenance costs are also attributable to the AMVEST acquisition.

•

Labor costs have increased $1.53 per ton sold due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor also increased due to the higher number of employees in the 2008 period compared to the 2007 period reflecting the utilization of new work schedules that require more manpower.

•

Other post employment benefit costs have increased $0.66 per ton sold primarily due to a change in the discount rate used to calculate the net periodic benefit costs. The weighted average discount rate for the 2008 period was 6.63% and was 6.00% in the 2007 period.

•

Health & Retirement costs have increased $0.46 per ton sold due to additional contributions required to be made into employee benefit funds in 2008 compared to 2007 as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2007 was $1.27 per UMWA hour worked.

•

Royalty costs have increased $0.40 per ton sold due mainly to production mix. More tons were produced from leased coal in the 2008 period compared to the 2007 period. Increased average sales prices of coal also caused royalty costs to increase.

•

Subsidence costs have increased $0.39 per ton sold due to additional expenses related to settlement agreements entered into in the 2008 period between CONSOL Energy and the Pennsylvania Department of Environmental Protection (PA DEP). The settlement agreements stipulate additional work to be preformed on streams that were impacted by underground mining prior to the current regulation regarding stream disturbance.

•

In-transit costs have increased $0.28 per ton sold. In-transit costs result from the need to move coal from the point of extraction to the preparation plant in order to be processed for sale. These costs have increased due primarily to increased trucking expenses related to higher fuel costs as well as several locations in the current period operating in areas further away from the preparation plants.

•

Contract mining fees have increased $0.25 per ton sold primarily due to additional tons produced by contractors being sold in the 2008 period compared to the 2007 period. Also, the rate per ton produced paid to the contractors has increased in the period-to-period comparison.

•

Power costs have increased $0.22 per ton sold due primarily to Buchanan production being suspended in the 2007 period which caused a reduced amount of power to be used. Although Buchanan’s production was suspended in the 2007 period, tons continued to be shipped from inventory so sales tons were not significantly reduced in the 2007 period. This caused the power rate per ton sold to be lower than normal in the 2007 period.

•	Various other costs decreased $0.12 per ton sold due to various items that occurred throughout both periods, none of which were individually material.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third-party coal in our preparation plants. The increase of $14 million in purchased coal cost of goods sold and other charges in the 2008 period was primarily due to higher volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 36.4% increase in volume of produced gas sold and a 23.9% increase in unit costs of goods sold and other charges.

	2008 Period	2007 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	19.5	14.3	5.2	36.4%
Average Cost Per thousand cubic feet	$2.59	$2.09	$0.50	23.9%

The increase in average cost per thousand cubic feet of gas sold was attributable to increased well service and maintenance costs, increased power costs and increased well closing liability costs. Well service costs increased approximately $0.29 per thousand cubic feet and are primarily attributable to higher material expenses, higher contract labor expenses and additional work on existing wells in the 2008 period in order to slow down expected rates of decline. Power costs increased $0.09 per thousand cubic feet. The increase is related to additional compressors being placed in service along the existing gathering systems in order to flow gas more efficiently. Well closing costs increased $0.05 per thousand cubic feet related to adjustments in the 2007 period related to well lives which resulted in a reduction to expense. The adjustment to well plugging liabilities in the 2008 period did not result in a significant adjustment. Produced gas cost of goods sold and other charges also increased $0.07 due to various other items which occurred throughout both periods, none of which were individually material.

Industrial supplies cost of goods sold increased $11 million primarily due to additional volumes of merchandise sold to third-party customers and higher costs of items sold.

Closed and idle mine cost of goods sold decreased approximately $4 million in the 2008 period compared to the 2007 period. The decrease was primarily due to Shoemaker Mine, which was idled throughout the 2007 period, incurring approximately $7 million of cost of goods sold expenses to maintain the mine during the idled period. Shoemaker Mine was in production during the 2008 period and therefore did not incur any idle mine cost in the period. This reduction of idle mine cost was offset, in part, by a $2 million increase in mine closing, perpetual care water treatment and reclamation liabilities for closed and idled locations. These increased costs primarily related to adjustments to estimated payments used in engineering estimates to actual payments made for remediation work. Closed and idle mine cost of goods sold were also increased by $1 million related to various transactions which occurred throughout both periods, none of which were individually material.

Other cost of goods sold increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Incentive compensation	$9	$(4)	$13	325.0%
Terminal/River operations	20	13	7	53.8%
Ward superfund site	3	—	3	100.0%
Moving related costs	3	—	3	100.0%
Stock-based compensation	3	4	(1)	(25.0)%
Buchanan roof collapse	—	69	(69)	(100.0)%
Miscellaneous	4	5	(1)	(20.0)%

	$42	$87	$(45)	(51.7)%

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Incentive compensation expense increased $13 million due to the 2007 period including adjustments to the incentive compensation estimates related to achieving a reduced portion of net income compared to annual projections. The 2008 period did not include any of these adjustments.

Terminal/River operation charges have increased $7 million in the period-to-period comparison due to increased fuel charges resulting from higher fuel prices and increased operating hours. Costs also have increased due to the acquisition of Tri-River Fleeting on October 3, 2007, as well as higher thru-put volumes in the 2008 period.

The 2008 period includes expense of $3 million related to the Ward Transformer superfund site. In the 2008 period, revised estimates of total costs related to this site were received. The revised estimates indicate an increase in costs to remediate the site. See “Note 10—Commitments and Contingencies” in Item 1, Consolidated Financial Statements for more details.

Moving related costs of $3 million are related to the CEI corporation office relocation to a new site. The expenses include cost of relocation of office files and supplies, as well as costs for new office furniture which did not meet CEI capitalization criteria.

Stock-based compensation expense decreased $1 million as a result of lower performance share unit expense related to the decrease in market value of CNX Gas common stock. This decrease in stock-based compensation was offset, in part, by additional awards granted after the 2007 period.

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere which resulted in approximately $69 million of cost of goods sold and other charges.

Miscellaneous cost of goods sold decreased $1 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

	2008 Period	2007 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.4	1.8	0.6	33.3%
Average Cost Per thousand cubic feet	$8.93	$4.87	$4.06	83.4%

Included in gas royalty interests costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2008 Period	2007 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.2	0.1	0.1	100.0%
Average Cost Per thousand cubic feet	$9.23	$4.78	$4.45	93.1%

Purchased gas costs represent volumes of gas purchased from third-party producers, less our gathering and marketing fees that we sell at market prices. The increase in cost of goods sold and other charges related to purchased gas represents overall price increases and contractual differences among customers in the period-to-period comparison.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has increased primarily due to an increase in freight rates for export tons. There were 2.0 million tons and 2.1 million tons of CONSOL Energy coal exported in the 2008 and 2007 periods, respectively.

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Freight expense	$60	$45	$15	33.3%

Selling, general and administrative costs have increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Wages, salaries and related benefits	$16	$14	$2	14.3%
Association assessments	3	1	2	200.0%
Professional, consulting and other purchased services	6	5	1	20.0%
Advertising and promotion	1	1	—	—
Other	5	6	(1)	(16.7)%

Total Selling, General and Administrative	$31	$27	$4	14.8%

Wages, salaries and related benefits increased $2 million in the period-to-period comparison due to various increases in support staff throughout CONSOL Energy.

Association assessments have increased $2 million in the period-to-period comparison due to CONSOL Energy’s participation in an industry organization, which has launched a program related to the promotion of coal as an energy solution. CONSOL Energy did not participate in this organization in the 2007 period.

Costs of professional, consulting and other purchased services increased $1 million due to various administrative projects throughout both periods, none of which were individually material.

Advertising and promotion expenses remained consistent in the period-to-period comparison

Other selling, general and administrative costs decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Coal	$73	$65	$8	12.3%
Gas:
Production	13	8	5	62.5%
Gathering	5	4	1	25.0%

Total Gas	18	12	6	50.0%
Other	5	5	—	—

Total Depreciation, Depletion and Amortization	$96	$82	$14	17.1%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the September 30, 2007 period. Depreciation, depletion and amortization expense also increased related to the assets purchased in the July 2007 acquisition of AMVEST.

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

Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased slightly due to additional assets placed in service after the September 30, 2007 period.

Other depreciation remained consistent in the period-to-period comparison.

Interest expense increased in the 2008 period compared to the 2007 period due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Revolver	$2	$1	$1	100.0%
Interest on uncertain tax benefits	1	—	1	100.0%
Long-term secured notes	7	7	—	—
Capitalized lease	2	2	—	—
Other	(3)	(4)	1	(25.0)%

Total Interest Expense	$9	$6	$3	50.0%

Revolver interest expense is related to the amounts drawn on the credit facility, for both CONSOL Energy and CNX Gas throughout the 2008 period. There were no amounts drawn by CNX Gas on this facility in the 2007 period.

Interest on uncertain tax benefits increased $1 million due to higher balances of uncertain positions during the 2008 period.

Interest on long-term secured notes and capitalized lease interest remained consistent in the period-to-period comparison.

Other interest increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Taxes other than income increased primarily due to the following items:

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$40	$33	$7	21.2%
Gas	6	3	3	100.0%

Total Production Taxes	46	36	10	27.8%
Other taxes:
Coal	20	20	—	—
Gas	1	1	—	—
Other	3	3	—	—

Total Other Taxes	24	24	—	—

Total Taxes Other Than Income	$70	$60	$10	16.7%

Increased coal production taxes are primarily due to higher severance taxes and reclamation fee taxes attributable to the increase in average sales price for produced coal.

Gas production taxes increased $3 million due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

Other taxes for coal, gas and other have remained consistent in the period-to-period comparison.

Minority Interest

Minority interest represents 18.3% of CNX Gas’ net income which CONSOL Energy does not own.

Income Taxes

	2008 Period	2007 Period	Variance	Percentage Change
Earnings Before Income Taxes	$143	$5	$138	2760.0%
Tax Expense	$41	$5	$36	720.0%
Effective Income Tax Rate	28.6%	92.2%	(63.6)%

CONSOL Energy’s effective tax rate is sensitive to changes in the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 5—Income Taxes” in Item 1, Consolidated Financial Statements of this Form 10-Q.

Results of Operations

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Net Income

Net income changed primarily due to the following items (table in millions):

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Coal Sales—Produced and Purchased	$2,316	$2,026	$290	14.3%
Produced Gas Sales	497	311	186	59.8%
Gas Royalty Interest	62	37	25	67.6%
Gain on Sales of Assets	17	110	(93)	(84.5)%
Other Sales and Other Income	518	360	158	43.9%

Total Revenue and Other Income	3,410	2,844	566	19.9%
Coal Cost of Goods Sold—Produced and Purchased	1,624	1,301	323	24.8%
Produced Gas Cost of Goods Sold	131	93	38	40.9%
Gas Royalty Interest costs of Goods Sold	59	32	27	84.4%
Other Cost of Goods Sold	371	355	16	4.5%

Total Cost of Goods Sold	2,185	1,781	404	22.7%
Other	788	655	133	20.3%

Total Costs	2,973	2,436	537	22.0%

Earnings Before Income Taxes and Minority Interest	437	408	29	7.1%
Income Tax Expense	138	127	11	8.7%

Earnings Before Minority Interest	299	281	18	6.4%
Minority Interest	33	20	13	65.0%

Net Income	$266	$261	$5	1.9%

CONSOL Energy had net income of $266 million for the nine months ended September 30, 2008 compared to $261 million in the nine months ended September 30, 2007. Net income for the year-to-date 2008 period increased in comparison to the year-to-date 2007 period due to:

•

the 2007 period including a total of approximately $72 million of pre-tax expenses related to the Buchanan Mine incident that occurred in July 2007 which idled the mine through March 2008; the 2008 period includes approximately $21 million of pre-tax expenses related to this incident;

•	higher average prices received for both coal and gas; and

•	higher volumes of gas produced.

These increases in net income were offset, in part, by:

•	an asset exchange and an asset sale in the year-to-date 2007 period that resulted in pretax income of approximately $100 million and net income of approximately $59 million;

•	increased unit cost of goods sold and other charges for both coal and gas;

See below for a more detailed description of variances noted. The cost per unit below is not necessarily indicative of unit costs in the future.

Revenue

Revenue and other income increased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$2,234	$1,996	$238	11.9%
Purchased Coal	82	30	52	173.3%
Produced Gas	497	311	186	59.8%
Industrial Supplies	146	104	42	40.4%
Other	91	63	28	44.4%

Total Sales—Outside	3,050	2,504	546	21.8%
Gas Royalty Interest	62	37	25	67.6%
Purchased Gas	7	3	4	133.3%
Freight Revenue	169	132	37	28.0%
Other Income	122	168	(46)	(27.4)%

Total Revenue and Other Income	$3,410	$2,844	$566	19.9%

The increase in company produced coal sales revenue during the year-to-date 2008 period was due to higher average prices, offset, in part, by lower volumes of produced coal sold.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	47.5	49.0	(1.5)	(3.1)%
Average Sales Price Per Ton	$47.01	$40.74	$6.27	15.4%

Concerns regarding the adequacy of global supplies of coal have strengthened both the international and domestic coal prices and have increased the opportunity for U.S. producers to increase exports of coal. During the nine months ended September 30, 2008, CONSOL Energy has seen a rise in both its Central Appalachian and Northern Appalachian coal prices. Eastern domestic utilities’ coal inventories are lower than expected and increased sales opportunities overseas have driven up the average sales prices for coal. Sales of company-produced coal decreased in the period-to-period comparison due to lower production volumes. Lower production volumes were due to lower production at several Northern Appalachian underground mines, as well as lower production at the Buchanan Mine as a result of an adjusted mine plan and start up issues related to the July 2007 incident. These decreases in production were offset, in part, by production from the Central Appalachian AMVEST mines acquired on July 31, 2007.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third-parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The increase of $52 million in company-purchased coal sales revenue was primarily due to an increase in volumes of purchased coal sold in the year-to-date period-to-period comparison.

The increase in produced gas sales revenue in the year-to-date 2008 period compared to the year-to-date 2007 period was primarily due to higher average sales prices and higher volumes of gas sold.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	53.6	43.0	10.6	24.7%
Average Sales Price Per thousand cubic feet	$9.26	$7.23	$2.03	28.1%

The increase in average sales price is the result of CNX Gas, a 81.7% subsidiary, realizing general market price increases in the year-to-date period-to-period comparison. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 30.6 Bcf of our produced gas sales volumes for the nine months ended September 30, 2008 at an average price of $9.17 per Mcf. In the prior year, these financial hedges represented approximately 12.7 Bcf at an average price of $7.95 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program.

The $42 million increase in revenues from the sale of industrial supplies was primarily due to the July 2007 acquisition of Piping & Equipment, Inc. in addition to increased sales volumes and higher sales prices.

The $28 million increase in other sales was attributable to increased revenues from barge towing and terminal services. The increase was primarily related to revenue generated from the barge towing operations having higher average rates for services rendered compared to the prior year-to-date period. The barge towing operations have also increased thru-put tons and delivered tons in the year- to-date 2008 period. Increases in other sales revenues were also attributable to higher terminal services as a result of additional thru-put tons in the year-to-date 2008 period. The higher terminal revenues were offset, in part, due to services being suspended for approximately one month due to maintenance needed on a pier in Baltimore.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	6.1	5.4	0.7	13.0%
Average Sales Price Per thousand cubic feet	$10.07	$6.77	$3.30	48.7%

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.7	0.5	0.2	40.0%
Average Sales Price Per thousand cubic feet	$9.22	$6.91	$2.31	33.4%

Purchased gas sales volumes represent volumes of gas that were sold at market prices that were purchased from third-party producers, less gathering fees.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has increased in the year-to-date period comparison due primarily to freight associated with AMVEST which was acquired on July 31, 2007. Freight revenue has also increased due to higher freight rates being charged for exported tons. There were 6.1 million tons and 6.5 million tons of coal exported by CONSOL Energy in the year-to-date 2008 and 2007 periods, respectively.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Gain on sale of assets	$17	$110	$(93)	(84.5)%
Unrealized losses on options	(14)	—	(14)	(100.0)%
Interest income	2	12	(10)	(83.3)%
Litigation settlement	1	5	(4)	(80.0)%
Royalty income	15	10	5	50.0%
Proceeds from relinquishment of mining rights	6	—	6	100.0%
Contract towing	8	2	6	300.0%
Business interruption proceeds	50	—	50	100.0%
Other miscellaneous	37	29	8	27.6%

Total other income	$122	$168	$(46)	(27.4)%

Gain on sale of assets decreased $93 million in the year-to-date period-to-period comparison primarily due to two transactions that occurred in 2007. In June 2007, CONSOL Energy, through our 81.7% owned subsidiary CNX Gas, exchanged certain coal assets in Northern Appalachia to Peabody Energy for coalbed methane and gas rights, which resulted in a pretax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction also resulted in a pretax gain of approximately $50 million. The year-to-date 2008 period reflects a sale of an idled facility which included the transfer of the mine closing liabilities to the buyer. This transaction resulted in a pretax gain of approximately $8 million. There was also a $1 million decrease in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Mark-to-market adjustments for three free-standing coal sales options resulted in approximately $14 million of unrealized losses. The unrealized loss will reverse as coal is purchased under these options or as the options expire.

Interest income decreased $10 million in the period-to-period comparison due to lower cash balances throughout the 2008 year-to-date period compared to the 2007 year-to-date period. Lower cash balances were primarily the result of the purchase price paid for the July 31, 2007 acquisition of AMVEST, the June 2007 purchase of certain coalbed methane and gas rights from Peabody Energy and the July 2007 Buchanan Mine incident.

A litigation settlement with a coal customer in the 2007 year-to-date period resulted in $5 million of income. A litigation settlement with a royalty holder resulted in $1 million of income in the 2008 year-to-date period.

Royalty income increased $5 million in the year-to-date period-to-period comparison due to production of CONSOL Energy coal by a third-party commencing in August 2007.

In the nine months ended September 30, 2008, approximately $6 million was received from a third party in order for CONSOL Energy to relinquish the mining of certain in-place coal reserves.

The $6 million increase in contract towing services represents river towing services for third-parties which CONSOL Energy now provides. These services were minimal in the nine-months ended September 30, 2007.

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

Other miscellaneous income increased $8 million in the year-to-date period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,536	$1,261	$275	21.8%
Purchased Coal	88	40	48	120.0%
Produced Gas	131	93	38	40.9%
Industrial Supplies	145	100	45	45.0%
Closed and Idle Mines	59	79	(20)	(25.3)%
Other	159	173	(14)	(8.1)%

Total Sales—Outside	2,118	1,746	372	21.3%
Gas Royalty Interest	59	32	27	84.4%
Purchased Gas	7	3	4	133.3%

Total Cost of Goods Sold	$2,184	$1,781	$403	22.6%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a higher average unit cost per ton sold, offset, in part, by lower sales volumes.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Tons Sold (in millions)	47.5	49.0	(1.5)	(3.1)%
Average Cost of Goods Sold and Other Charges Per Ton	$32.33	$25.74	$6.59	25.6%

Average cost of goods sold and other charges increased in the period-to-period comparison primarily due to an increase in average unit costs related to the following items.

•

Supply and maintenance costs have increased $2.95 per ton sold. Higher supply and maintenance costs were primarily due to higher cost items used in the mining process, higher gas well plugging costs, higher roof control costs, higher fuel and explosive costs, and higher equipment maintenance costs. The increase in supply and maintenance costs also reflects the change in the mix of sales tons in the 2008 period compared to the 2007 period. The decrease in production tons from the Northern Appalachian underground mines, was offset, in part, by higher production from the Central Appalachian mines, primarily due to the July 31, 2007 acquisition of AMVEST.

•

The installation of higher grade seals and a higher number of seals being built in the year-to-date 2008 period contributed to the increase in supply cost. The Mine Health and Safety Administration now requires older workings in many of CONSOL Energy mines to be sealed more quickly following the conclusion of mining than was historically the case. At several locations, the installed seals are also required to be stronger. The increase in strength of seals was required to better protect the active sections of the underground mines from explosions, fires, or other situations that may occur inside the sealed areas. The installation of higher strength seals and a higher number of seals being completed in the quarter contributed to the increase in supply costs.

•

Higher roof control costs are attributable to higher usage of products used in the mining process due to mining conditions and additional development work. Development work by continuous mining machines requires more roof support products than are used in the area of the mine where extraction is done using a longwall mining system. Roof control costs have also increased due to higher usage of “pumpable cribs” which are more expensive per unit than the standard wooden crib support. The “pumpable crib” is a canvas cylinder hung from the roof and extending to the floor into which concrete is pumped. Because the “pumpable crib” allows concrete to be pumped to the roof level, it eliminates the need to use wood shims to tighten the concrete to the roof. The “pumpable crib” is quicker to install, enhances safety due to customized fit and minimizes the use of combustible products at underground locations. Also, roof control costs have increased in the year-to-date 2008 period compared to the year-to-date 2007 period due to approximately 8% inflation related to roof control products.

•

Gas well plugging costs are expenses related to plugging abandoned gas wells which CONSOL Energy does not own that are in front of the underground mining process. These wells have to be plugged in accordance with current safety regulations in order to mine through. CONSOL Energy has plugged more wells in the 2008 period than in the 2007 period, which has contributed to increased supply costs.

•

Higher fuel and explosive costs are due to the general increase of these commodities in the period-to-period comparison. The AMVEST surface locations were acquired on July 31, 2007. These surface locations are a large consumer of these products.

•	Higher equipment maintenance costs are also attributable to the AMVEST July 31, 2007 acquisition.

•

Labor costs have increased $1.18 per ton sold due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor also increased due to a higher number of employees in the 2008 period compared to the 2007 period somewhat due to the utilization of new work schedules requiring more manpower and operations trainees.

•

Other post employment benefit costs have increased $0.48 per ton sold primarily due to a change in the discount rate used to calculate the net periodic benefit costs. The weighted average discount rate for the 2008 period was 6.63% and was 6.00% in the 2007 period.

•

Combined Fund costs have increased $0.47 per ton sold due to the 2007 settlement with the Fund. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal.

•

Health & Retirement costs have increased $0.40 per ton sold due to additional contributions required to be made into employee benefit funds in 2008 compared to 2007 as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2007 was $1.27 per UMWA hour worked.

•

In-transit costs have increased $0.29 per ton sold. In-transit costs are costs to move coal from the point of extraction to the preparation plant in order to be processed for sale. These costs have increased due primarily to increased trucking expenses related to higher fuel costs as well as several locations in the current period operating in areas further away from the preparation plants.

•	Various other costs have increased $0.82 per ton sold due to various items that have occurred throughout both periods, none of which individually increased or decreased costs per ton sold.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to customers and costs for processing third-party coal in our preparation plants. The increase of $48 million in purchased coal cost of goods sold and other charges in the year-to-date 2008 period was primarily due to higher volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 24.7% increase in volumes of produced gas sold and a 12.4% increase in unit costs of goods sold and other charges.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	53.6	43.0	10.6	24.7%
Average Cost Per thousand cubic feet	$2.44	$2.17	$0.27	12.4%

The increase in average cost per thousand cubic feet of gas sold per unit was primarily attributable to $0.16 per thousand cubic feet of higher service and maintenance costs, $0.06 per thousand cubic feet of higher gas well plugging costs and $0.08 per thousand cubic feet of higher various other costs, offset, in part, by $0.03 per thousand cubic feet of lower gathering and transportation costs. Higher service and maintenance costs per unit were related to additional work on existing wells in the year-to-date 2008 period in order to slow down expected rates of decline. These costs also include higher compression unit costs related to additional compressors being placed into service along the existing gathering systems in order to flow gas more efficiently. Higher well plugging liabilities in the year-to-date 2008 period were related to a 2007 adjustment related to well life which resulted in a reduction of expense. The 2008 period adjustment related to well plugging liabilities did not result in a significant adjustment. Higher fuel costs are a result of the market increase in prices. Other costs also increased due to various transactions that occurred throughout both periods, none of which were individually significant. These increased unit costs were offset, in part, by lower gathering and transportation unit costs in the year-to-date period-to-period comparison. Lower gathering and transportation unit costs were due primarily to additional gas volumes produced.

Industrial supplies cost of goods sold increased $45 million primarily due to the July 2007 acquisition of Piping & Equipment, Inc. The increase was also related to additional volumes of goods sold and higher costs of good sold throughout the year-to-date 2008 period.

Closed and idle mine cost of goods sold decreased approximately $20 million in the year-to-date 2008 period compared to the year-to-date 2007 period. The decrease was primarily due to updated engineering surveys related to mine closing, perpetual care water treatment and reclamation liabilities for closed and idled locations resulting in $13 million of expense in the year-to-date 2008 period compared to $27 million of expense in the year-to-date 2007 period. The prior period survey adjustments related primarily to perpetual water treatment changes in estimates of water flows and increased hydrated lime costs. The decrease was also related to $8 million of lower cost of goods sold and other charges at Shoemaker Mine. Shoemaker resumed longwall production in May 2008, but was idled throughout the year-to-date 2007 period. These reductions to closed and idle mine cost of goods sold and other charges, were offset, in part by a $2 million increase in various other charges which occurred throughout both periods, none of which were individually significant.

Other cost of goods sold decreased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Buchanan roof collapse	$16	$68	$(52)	(76.5)%
Bank fees	4	7	(3)	(42.9)%
Stock-based compensation	19	20	(1)	(5.0)%
Ward superfund site	6	(1)	7	(700.0)%
Sales contract buy-outs	19	—	19	100.0%
Terminal/River operations	62	40	22	55.0%
Incentive compensation	25	25	—	—
Miscellaneous	8	14	(6)	(42.9)%

	$159	$173	$(14)	(8.1)%

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. In 2008, we have incurred approximately $16 million of cost of goods sold and other charges related to the Buchanan Mine event compared to $68 million in the prior year-to-date period. The mine resumed longwall production on March 17, 2008.

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

Stock-based compensation expense decreased $1 million primarily as a result of a $4 million reduction in the performance share unit expense related to the decreased market value of CNX Gas common stock. The reduction was offset by $3 million increase in expenses related to additional awards granted to CONSOL Energy and CNX Gas employees in the year-to-date 2008 period.

The year-to-date 2008 period includes expense of $6 million related to the Ward Transformer superfund site. In the year-to-date 2008 period, revised estimates of total costs related to this site were received. The revised estimates indicate an increase in costs to remediate the site. See “Note 10—Commitments and Contingencies” of Item 1, of the Consolidated Financial Statements for more details.

In the year-to-date 2008 period CONSOL Energy agreed to buy-out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices which resulted in $19 million of expense. No such agreements were made in the year-to-date 2007 period.

Terminal/River operation charges have increased $22 million in the period-to-period comparison due to increased fuel charges resulting from higher fuel prices and increased operating hours. Costs also have increased due to the acquisition of Tri-River Fleeting on October 3, 2007, as well as higher thru-put volumes in the year-to-date 2008 period.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Incentive compensation expense remained consistent in the period-to-period comparison.

Miscellaneous cost of goods sold and other charges decreased $6 million due to various transactions which occurred throughout both periods, none of which were individually material.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	6.1	5.4	0.7	13.0%
Average Cost Per thousand cubic feet	$9.61	$5.82	$3.79	65.1%

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.8	0.5	0.3	60.0%
Average Cost Per thousand cubic feet	$8.69	$6.10	$2.59	42.5%

Purchased gas costs represent volumes of gas purchased from third-party producers, less our gathering and marketing fees, that we sell at market prices. Purchase gas volumes also include the impact of pipeline imbalances. The increase in cost of goods sold and other charges related to purchased gas represents overall price increases and contractual differences among customers in the period-to-period comparison.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has increased in the year-to-date period comparison due primarily to freight associated with AMVEST which was acquired on July 31, 2007. Freight expense has also increased due to higher freight rates being charged for exported tons. There were 6.1 million tons and 6.5 million tons of coal exported by CONSOL Energy in the year-to-date 2008 and 2007 period, respectively.

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Freight expense	$169	$132	$37	28.0%

Selling, general and administrative costs have increased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Wages, salaries and related benefits	$46	$38	$8	21.1%
Association assessments	7	2	5	250.0%
Advertising and promotion	4	3	1	33.3%
Professional, consulting and other purchased services	21	21	—	—
Other	15	15	—	—

Total Selling, General and Administrative	$93	$79	$14	17.7%

Wages, salaries and related benefits increased $8 million in the year-to-date period-to-period comparison due to additional staffing at our CNX Gas subsidiary, additional administrative staffing acquired in the July 2007 Piping & Equipment acquisition and various other increases in support staff throughout CONSOL Energy.

Association assessments have increased $5 million in the year-to-date period-to-period comparison due to CONSOL Energy’s participation in an industry organization which has launched a program related to the promotion of coal as an energy solution. CONSOL Energy did not participate in this organization in the year-to-date 2007 period.

Advertising and promotion expenses increased slightly in the year-to-date period-to-period comparison due to various additional promotions entered into throughout the current period.

Costs of professional, consulting and other purchased services remained consistent in the period-to-period comparison.

Other selling, general and administrative costs remained consistent in the period-to-period comparison.

Depreciation, depletion and amortization increased due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Coal	$219	$185	$34	18.4%
Gas:
Production	35	22	13	59.1%
Gathering	14	13	1	7.7%

Total Gas	49	35	14	40.0%
Other	16	15	1	6.7%

Total Depreciation, Depletion and Amortization	$284	$235	$49	20.9%

The increase in coal depreciation, depletion and amortization was primarily attributable to additional expense related to the assets purchased in the July 2007 acquisition of AMVEST. The increase was also attributable to assets placed in service after September 30, 2007.

The increase in gas production related depreciation, depletion and amortization was primarily due to higher volumes combined with an increase in the units of production rates in the year-to-date period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased due to additional assets placed in service after the year-to-date 2007 period.

Other depreciation increased $1 million due to various items placed in service after September 30, 2007, none of which were individually material.

Interest expense increased in the year-to-date 2008 period compared to the year-to-date 2007 period due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Revolver	$8	$1	$7	700.0%
Interest on uncertain tax benefits	3	2	1	50.0%
Capitalized lease	5	5	—	—
Long-term secured notes	20	22	(2)	(9.1)%
Other	(8)	(11)	3	(27.3)%

Total Interest Expense	$28	$19	$9	47.4%

Revolver interest expense is related to the amounts drawn by CONSOL Energy and CNX Gas on the credit facility throughout the year-to- date 2008 period. There were no amounts drawn on this facility by CONSOL Energy until August in the year-to-date 2007 period. CNX Gas had no amounts drawn throughout all of the year-to-date 2007 period.

Interest on uncertain tax benefits increased $1 million due primarily to a higher balance of uncertain tax positions in the current period.

Capitalized lease interest expense remained consistent in the year-to-date period-to-period comparison.

Interest on long-term secured notes decreased $2 million due to the planned June 2007 principal payment on our $45 million secured note.

Other interest increased $3 million due primarily to lower amounts of interest capitalized in the year-to-date 2008 period compared to the year-to-date 2007 period. Capitalized interest was lower in 2008 because capital expenditures which qualify for interest capitalization were lower. These lower expenditures were primarily related to the Robinson Run overland belt which was placed in service in September 30, 2007.

Taxes other than income increased primarily due to the following items:

	2008 Year to Date Period	2007 Year to Date Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$123	$112	$11	9.8%
Gas	15	9	6	66.7%

Total Production Taxes	138	121	17	14.0%
Other taxes:
Coal	63	58	5	8.6%
Gas	5	3	2	66.7%
Other	9	9	—	—

Total Other Taxes	77	70	7	10.0%

Total Taxes Other Than Income	$215	$191	$24	12.6%

Increased coal production taxes are primarily due to higher severance taxes and reclamation fee taxes attributable to the increase in average sales price for produced coal. These improvements were offset, in part, by lower coal production volumes in the year-to-date period-to-period comparison.

Gas production taxes increased $6 million due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

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

Other gas taxes have increased $2 million primarily related to various miscellaneous transactions that occurred throughout both periods, none of which were individually significant.

Other taxes have remained consistent in the year-to-date period-to-period comparison.

Income Taxes

	2008 Year to Date Period	2007 Year to Date Period	Variance	Percentage Change
Earnings Before Income Taxes	$438	$408	$30	7.4%
Tax Expense	$138	$127	$11	8.7%
Effective Income Tax Rate	31.6%	31.2%	0.4%

CONSOL Energy’s effective tax rate is sensitive to changes in the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 5—Income Taxes” in Item 1, Consolidated Financial Statements of this Form 10-Q.

Minority Interest

Minority interest represents 18.3% of CNX Gas’ net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $1 billion senior secured credit facility which expires in 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The agreement provides for the release of collateral at the request of CONSOL Energy upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 10.74 to 1.00 at September 30, 2008. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.63 to 1.00 at September 30, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At September 30, 2008, the facility had approximately $212 million drawn and $258 million of letters of credit outstanding, leaving $530 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

Pennsylvania Department of Environmental Protection (PA DEP) and CONSOL Energy has been negotiating a Consent Order and Agreement (the Agreement) that addresses financial assurance required by the State for CONSOL Energy’s Pennsylvania mine water treatment facilities. The Agreement requires the company to post approximately $34 million of financial assurance over a 10-year time frame as follows; 25% of the total required by March 15, 2009, and 10% of balance by March 15 of each year from 2010 through 2019. CONSOL Energy plans to use its revolving credit facility to satisfy these requirements.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. At September 30, 2008, eligible accounts receivable totaled approximately $165 million. There was no subordinated retained interest at September 30, 2008. Accounts receivable totaling $165 million were removed from the consolidated balance sheet at September 30, 2008. There were no letters of credit outstanding against the facility at September 30, 2008.

In October 2005, CNX Gas, an 81.7% controlled and consolidated subsidiary of CONSOL Energy, entered into a five-year credit agreement with a group of commercial lenders. The credit agreement provides for a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit. CNX Gas also has the ability to request an increase in aggregate outstanding principal amount to $300 million, including borrowings and letters of credit. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.32 to 1.00 at September 30, 2008. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 76.43 to 1.00 at September 30, 2008. At September 30, 2008, this facility had approximately $15 million of letters of credit issued and had $58 million of outstanding borrowings, leaving approximately $127 million of unused capacity. As a result of entering into the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture and as of October 21, 2005, and are also guarantors of CONSOL Energy’s 7.875% bonds.

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the market brings additional potential risks to CONSOL Energy. The risks include additional declines in our stock value, less availability and higher costs of additional credit streams, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that could be considered a take-over candidates. We have no indication that any such transactions would impact our current credit facility; however, the possibility does exist. Financial market disruptions may impact our collection of trade receivables. The credit worthiness of our customers is constantly monitored by CONSOL Energy. We believe that our current group of customers are sound and represent no abnormal business risk.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedge, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of $106,994 at September 30, 2008. The ineffective portion of these contracts was insignificant to earnings in the nine months ended September 30, 2008. Hedge counterparties consists of commercial banks who participate in the revolving credit facility. These counterparties have maintained good credit profiles and no issues related to our hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	Year to Date 2008	Year to Date 2007	Change
Cash flows from operating activities	$683	$596	$87
Cash used in investing activities	$(722)	$(771)	$49
Cash provided by financing activities	$7	$30	$(23)

Cash flows from operating activities changed primarily due to the following items:

•

Operating cash flow increased in the 2008 period due to higher net income in the period-to-period comparison, lower contribution to the pension fund in the 2008 period, as well as various other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both periods.

•	Operating cash flow in the 2008 period included a $75 million cash receipt from insurance carriers related to the Buchanan incident, as previously disclosed.

•	Operating cash flows were lower in the 2008 period due to $74 million of reduced proceeds from the accounts receivable securitization program.

•	Operating cash flows were lower by approximately $23 million due to coal inventories. Coal inventories decreased 122 tons in the 2008 period. Coal inventories remained consistent in the 2007 period.

Net cash used in investing activities changed primarily due to the following items:

•

Total capital expenditures decreased $82 million to $740 million in the 2008 period compared to $822 million in the 2007 period. The decrease was attributable to $297 million of cash proceeds paid in the 2007 period for the acquisition of AMVEST. The decrease was offset, in part, by the $36 million cash proceeds paid for the acquisition of the 50% interest in Coalfield Pipeline and Knox Energy, LLC, which CNX Gas did not previously own. Increases in capital expenditures were also related to the expanded gas drilling program, as well as additional increases in capital spending throughout other segments.

•	The 2007 period included $10 million in cash proceeds paid to acquire CNX Gas common stock on the open market.

•

Proceeds from the sale of assets were $19 million in the 2008 period compared to $64 million in the 2007 period. Proceeds in the 2008 period were primarily related to the sale of the Mill Creek Mine. Proceeds in the 2007 period were primarily due to the $53 million of proceeds from the sale of certain western Kentucky coal reserves to Alliance Resource Partners, L.P.

Net cash provided by financing activities changed primarily due to the following items:

In the 2008 period, CONSOL Energy paid approximately $35 million of outstanding borrowings on the revolving credit facility. In the 2007 period, CONSOL Energy received approximately $181 million of proceeds from this facility. In the 2008 period, CONSOL Energy’s 81.7% owned subsidiary, CNX Gas, received proceeds of $58 million from its revolving credit facility. There was no activity under the CNX Gas revolving credit facility in the 2007 period.

•	In the 2008 period, CONSOL Energy paid approximately $55 million of dividends compared to approximately $38 million in the 2007 period.

•

In the 2008 period, $23 million of cash was retained, compared to $6 million in the 2007 period, as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements that are not included in cost of goods sold on the financial statements.

•

$15 million of stock was issued in the 2008 period compared to $7 million issued in the 2007 period. Stock issuances in both periods were a result of stock option exercises and vesting of restricted stock units.

The following is a summary of our significant contractual obligations at September 30, 2008 (in thousands):

Payments due by Year

	Less Than 1 Year	1–3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$270,500	$—	$—	$—	$270,500
Purchase Order Firm Commitments	9,786	—	—	—	9,786
Gas Firm Transportation Obligation	18,030	34,975	30,318	235,037	318,360
Long-Term Debt	10,296	57,927	331,205	22,500	421,928
Capital Lease Obligations	16,792	27,958	14,761	59,599	119,110
Operating Lease Obligations	45,403	72,391	40,893	135,661	294,348
Other Long-Term Liabilities (a)	355,436	606,806	507,138	2,193,521	3,662,901

Total Contractual Obligations (b)	$726,243	$800,057	$924,315	$2,646,318	$5,096,933

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, defined benefit pension plans, mine reclamation and closure and other long-term liability costs.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At September 30, 2008, CONSOL Energy had total long-term debt of $503 million outstanding, including the current portion of long-term debt of $21 million. This long-term debt consisted of:

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

•	$38 million in advance royalty commitments with an average interest rate of 6.66% per annum;

•

An aggregate principal amount of $21 million on various notes with a weighted average interest rate of 6.11% at September 30, 2008. These notes were incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•

An aggregate principal amount of $10 million on a variable rate note that bears interest at the prime rate, or 5.00% at September 30, 2008. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds a 49% ownership interest;

•	An aggregate principal amount of $82 million of capital leases with a weighted average interest rate of 7.16% per annum;

At September 30, 2008, CONSOL Energy also had $212 million of aggregate principal amounts of outstanding borrowings and approximately $258 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At September 30, 2008, CNX Gas, an 81.7% subsidiary, had $58 million of aggregate principal amounts of outstanding borrowings and approximately $15 million of letters of credit outstanding under its $200 million revolving credit facility.

On September 15, 2008 Standard and Poor’s raised our corporate credit rating to BB+ from BB and removed all ratings from CreditWatch. The rating BB+ is the 11th lowest out of 22 rating categories. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,443 million at September 30, 2008 and $1,214 million at December 31, 2007. Stockholders’ equity increased primarily due to net income in the nine months ended September 30, 2008, changes in the cash flow hedges, the tax benefit from stock-based compensation and the issuance of treasury stock. These increases were offset by the declaration of dividends, the retirement of common stock purchased under the share repurchase program and changes in the actuarial long-term liability related to the cumulative effect of adopting the change in measurement date. See Consolidated Statements of Stockholders’ Equity.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
October 24, 2008	$0.10	November 5, 2008	November 21, 2008
August 1, 2008	$0.10	August 7, 2008	August 25, 2008
April 25, 2008	$0.10	May 6, 2008	May 27, 2008
January 30, 2008	$0.10	February 7, 2008	February 22, 2008

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more or our availability is less than $100 million. The leverage ratio was 1.63 to 1.00 and our availability was approximately $530 million at September 30, 2008. The credit facility does not permit dividend payments in the event of default. There were no defaults in the nine months ended September 30, 2008.

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

•

uncertainty in financial markets brings additional potential risks including declines in stock value, less availability and higher costs of additional credit streams, potential counterparty defaults and further commercial bank failures;

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

Sensitivity analyses of the incremental effects on pre-tax income for the nine months ended September 30, 2008 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of September 30, 2008 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$58.1	$152.4

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2008 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a net gain of $66.3 million (net of $40.7 million of deferred tax) at September 30, 2008. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CONSOL Energy’s natural gas derivative instruments also participate in CONSOL Energy’s revolving credit facility. See Liquidity and Capital Resources section of Item 2 for further discussion of current capital markets.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2008, CONSOL Energy had $494 million aggregate principal amount of debt outstanding under fixed-rate instruments and $280 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $212 million of borrowings outstanding at September 30, 2008. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 3.69% per annum during the nine months ended September 30, 2008. Due to the level of borrowings against this facility in the nine months ended September 30, 2008, a 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. CONSOL Energy’s 81.7% subsidiary, CNX Gas, also had outstanding borrowings under their revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $58 million at September 30, 2008 and bore interest at a weighted average rate of 3.83% per annum during the nine months ended September 30, 2008. Due to the level of borrowings against this facility in the nine months ended September 30, 2008, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2008 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through sixteenth paragraphs of Note 10 – Commitments and Contingencies in the notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CONSOL Energy’s Board of Directors authorized a share repurchase program of up to $500 million of the company’s common stock during a 24-month period beginning September 9, 2008. The share repurchase plan will be used from time-to-time depending on a number of factors including: current market conditions; the company’s financial outlook; business conditions, including cash flows and internal capital requirements; as well as alternative investment options.

Issuer purchases of equity securities (1):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted) (2)
As of September 9, 2008	—	—	—	$500,000

September 9 through September 30, 2008	1,188,500	39.05	1,188,500	$453,585

Total	1,188,500	39.05	1,188,500	$453,585

(1)	On September 12, 2008 CONSOL Energy’s Board of Directors announced a share repurchase program of up to $500 million of the company’s common stock during a 24-month period beginning September 9, 2008 and ending August 31, 2010.
(2)	Management cannot estimate the number of shares that will be repurchased prior to August 31, 2010 because purchases are made based on company outlook, business condition and current investment opportunity.

ITEM 6.	EXHIBITS

Exhibit Index

10.1	Amendment No. 1 to Change in Control Severance Agreement, by and between CONSOL Energy Inc. and William J. Lyons, dated as of October 6, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	Form 10-Q for the quarterly period ended September 30, 2008 furnished in XBRL. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the official publicly filed financial statements of CONSOL Energy Inc. The purpose of submitting this XBRL formatted document is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished document and not rely on this information in making investment decisions.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.

Date:	November 4, 2008

By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ WILLIAM J. LYONS
William J. Lyons,
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

10.1	Amendment No. 1 to Change in Control Severance Agreement, by and between CONSOL Energy Inc. and William J. Lyons, dated as of October 6, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100	Form 10-Q for the quarterly period ended September 30, 2008 furnished in XBRL. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL document is unaudited and these are not the official publicly filed financial statements of CONSOL Energy Inc. The purpose of submitting this XBRL formatted document is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished document and not rely on this information in making investment decisions.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.