Form 10-K
period 2008-12-31
CONSOL ENERGY INC
filed 2009-02-17
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the fiscal year ended December 31, 2008;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from

Commission file number: 001-14901

CONSOL ENERGY INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNX Center

1000 CONSOL Energy Drive

Canonsburg, PA 15317-6506

(Address of principal executive offices including zip code)

Registrant’s telephone number including area code: 724-485-4000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $20,580,593,930.

The number of shares outstanding of the registrant’s common stock as of January 29, 2009 is 180,583,141 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Consol Energy’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009,

are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

FORWARD-LOOKING STATEMENTS

Various statements in this document, including those that express a belief, expectation, or intention, as well as those that are not statements of historical fact, are forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934). The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “would,” “will,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward-looking statements. The forward-looking statements in this document speak only as of the date of this document; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the deteriorating economic conditions;

•	an extended decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	reliance on customers honoring existing contracts, extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	the disruption of rail, barge and other systems that deliver our coal;

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

•

the risks inherent in coal mining being subject to unexpected disruptions, including geological conditions, equipment failure, timing of completion of significant construction or repair of equipment, fires, accidents and weather conditions which could impact financial results;

•	increases in the price of commodities used in our mining operations could impact our cost of production;

•	obtaining governmental permits and approvals for our operations;

•	the effects of proposals to regulate greenhouse gas emissions;

•	the effects of government regulation;

•	the effects of stringent federal and state employee health and safety regulations;

•	the effects of mine closing, reclamation and certain other liabilities;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	the outcomes of various legal proceedings, which are more fully described in our reports filed under the Securities Exchange Act of 1934;

•	increased exposure to employee related long-term liabilities;

•

minimum funding requirements by the Pension Protection Act of 2006 (the Pension Act) coupled with the significant investment and plan asset losses suffered during the current economic decline has exposed us to making additional required cash contributions to fund the pension benefit plans which we sponsor and the multi-employer pension benefit plans in which we participate;

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

•	other persons could have ownership rights in our advanced gas extraction techniques which could force us to cease using those techniques or pay royalties;

•	our ability to acquire water supplies needed for drilling, or our ability to dispose of water used or removed from strata at a reasonable cost and within applicable environmental rules;

•	the coalbeds and other strata from which we produce methane gas frequently contain impurities that may hamper production;

•

the enactment of Pennsylvania severance tax on natural gas may impact results of existing operations and impact the economic viability of exploiting new gas drilling and production opportunities in Pennsylvania;

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	other factors discussed in our 2008 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

We are including this cautionary statement in this document to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us.

Item 1.	Business.

CONSOL Energy’s History

We are a multi-fuel energy producer and energy services provider primarily serving the electric power generation industry in the United States. The electric power industry generates over two-thirds of its output by burning coal or gas, the two fuels we produce. During the year ended December 31, 2008, we produced high-Btu bituminous coal from 17 mining complexes in the United States. Coal produced from our mines has a high-Btu content which creates more energy per unit when burned compared to coals with lower Btu content. As a result, coals with greater Btu content can be more efficient to use. We are the majority shareholder (83.3%) of CNX Gas Corporation (CNX Gas). CNX Gas primarily produces pipeline-quality coalbed methane gas from our coal properties in the Northern and the Central Appalachian basin, other western basins, and oil and gas from properties in the Appalachian and Illinois Basins. We believe that the use of coal and gas will continue to be the principal way in which the United States generates its electricity.

Historically, we rank among the largest coal producers in the United States based upon total revenue, net income and operating cash flow. Our production of approximately 65 million tons of coal in 2008 accounted for approximately 6% of the total tons produced in the United States and approximately 13% of the total tons produced east of the Mississippi River during 2008. We are one of the premier coal producers in the United States by several measures:

•	We mine more high-Btu bituminous coal than any other United States producer;

•	We are the largest coal producer east of the Mississippi River;

•	We control the second largest amount of recoverable coal reserves among United States coal producers; and

•	We are the largest United States producer of coal from underground mines.

Our Subsidiary, CNX Gas, also ranks as one of the largest coalbed methane gas companies in the United States based on both their proved reserves and their current daily production. Our position as a gas producer is highlighted by several measures:

•	Our principal coalbed methane operations produce gas from coal seams (single layers or stratum of coal) with a high gas content;

•	We had approximately 246 million cubic feet of net average daily production for the month of December 2008;

•	At December 31, 2008, we had 3,496 net producing wells; and

•	We controlled approximately 1.4 trillion cubic feet of net proved reserves at December 31, 2008, of which 97% were coalbed methane reserves.

Additionally, we provide energy services, including river and dock services, terminal services, industrial supply services, coal waste disposal services and land resource management services.

CONSOL Energy was organized as a Delaware corporation in 1991. We use “CONSOL Energy” to refer to CONSOL Energy Inc. and our subsidiaries, unless the context otherwise requires.

Industry Segments

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and of metallurgical coal, sold to steel and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2008, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Shoemaker. For the year ended December 31, 2008, the Central Appalachian aggregated segment includes the following mines: Jones Fork Complex, the Fola Complex and the Terry Eagle Complex. For the year ended December 31, 2008, the Metallurgical aggregated segment includes the following mines: Buchanan and Amonate Complex. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline-quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of building and flight operations. Financial information concerning industry segments, as defined by accounting principles generally accepted in the United States, for the years ended December 31, 2008, 2007 and 2006 is included in Note 26 of Notes to Audited Consolidated Financial Statements included as Item 8 in Part II of this Annual Report on Form 10-K.

Coal Operations

Mining Complexes

During the year ended December 31, 2008, CONSOL Energy had 17 active mining complexes, including a 49% equity affiliate, all located in the United States.

The following map provides the location of CONSOL Energy’s operations by region:

The following table provides the location of CONSOL Energy’s mining complexes and the coal reserves associated with each.

CONSOL ENERGY MINING COMPLEXES

Proven and Probable Assigned and Accessible Coal Reserves as of December 31, 2008 and 2007

Mine/Reserve	Location	Reserve Class	Coal Seam	Average Seam Thickness (feet)	As Received Heat Value(1) (Btu/lb)		Recoverable Reserves(2)			Recoverable Reserves (tons in Millions) 12/31/2007
					Typical	Range	Owned (%)	Leased (%)	Tons in Millions 12/31/2008
ASSIGNED—OPERATING
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)
Enlow Fork	Enon, PA	Assigned	Pittsburgh	5.3	12,940	12,860 – 13,060	97%	3%	160.3	171.2
		Accessible	Pittsburgh	5.4	12,900	12,830 – 13,000	75%	25%	185.3	185.3
Bailey	Enon, PA	Assigned	Pittsburgh	5.7	12,950	12,860 – 13,060	20%	80%	33.4	43.4
		Accessible	Pittsburgh	5.7	12,900	12,830 – 13,000	44%	56%	144.2	144.2
Mine 84	Eighty Four, PA	Assigned	Pittsburgh	5.6	13,120	12,950 – 13,250	44%	56%	26.9	28.7
		Accessible	Pittsburgh	5.4	13,050	12,880 – 13,180	91%	9%	86.7	86.7
McElroy	Glen Easton, WV	Assigned	Pittsburgh	5.9	12,570	12,450 – 12,650	100%	—%	201.5	211.1
		Accessible	Pittsburgh	5.8	12,530	12,410 – 12,610	99%	1%	69.0	69.0
Shoemaker(3)	Moundsville, WV	Assigned	Pittsburgh	5.6	12,200	11,700 – 12,300	97%	3%	60.2	61.3
		Accessible	Pittsburgh	5.6	12,250	11,990 – 12,390	100%	—%	35.8	35.8
Loveridge	Fairview, WV	Assigned	Pittsburgh	7.7	13,150	13,070 – 13,370	89%	11%	47.0	22.3
		Accessible	Pittsburgh	7.5	13,100	13,020 – 13,320	94%	6%	25.7	61.6
Robinson Run	Shinnston, WV	Assigned	Pittsburgh	7.6	12,940	12,600 – 13,300	90%	10%	67.2	12.2
		Accessible	Pittsburgh	6.9	12,940	12,600 – 13,300	52%	48%	154.1	219.9
Blacksville #2	Wana, WV	Assigned	Pittsburgh	6.6	13,060	12,850 – 13,250	100%	—%	32.2	5.7
		Accessible	Pittsburgh	6.8	13,100	12,890 – 13,290	99%	1%	16.5	55.7
Harrison Resources(4)	Cadiz, OH	Assigned	Multiple	4.3	11,570	11,350 – 11,850	100%	—%	9.6	9.8

Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)
Buchanan	Mavisdale, VA	Assigned	Pocahontas 3	5.7	13,980	13,700 – 14,200	14%	86%	39.9	47.1
		Accessible	Pocahontas 3	6.1	13,930	13,650 – 14,150	12%	88%	64.4	64.4
AMVEST—Fola Complex	Bickmore, WV	Assigned	Multiple	5.9	12,380	12,250 – 12,550	96%	4%	104.0	107.8
AMVEST—Terry Eagle Complex	Bickmore, WV	Assigned	Multiple	3.2	13,300	13,200 – 13,350	—%	100%	22.8	23.2
Mill Creek Complex(5)	Deane, KY	Assigned	Multiple	—	—	—	—%	—%	—	11.6
		Accessible	Multiple	—	—	—	—%	—%	—	0.7
Jones Fork Complex	Mousie, KY	Assigned	Multiple	3.2	12,530	12,450 – 12,650	74%	26%	35.8	37.7
		Accessible	Multiple	2.8	12,330	12,250 – 12,450	100%	—%	1.4	1.7
Amonate Complex	Amonate, VA	Assigned	Multiple	3.8	13,100	12,850 – 13,350	70%	30%	19.6	21.9
Miller Creek Complex	Delbarton, WV	Assigned	Multiple	8.9	12,000	11,600 – 12,650	30%	70%	7.1	6.5
Southern West Virginia Energy(6)	Mingo County, WV	Assigned	Multiple	8.1	12,100	11,600 – 12,650	—%	100%	6.1	7.3
		Accessible	Multiple	7.1	11,900	11,600 – 12,650	—%	100%	9.1	9.1
Western U.S. (Utah)
Emery	Emery Co., UT	Assigned	Ferron I	7.5	12,260	12,000 – 13,000	81%	19%	16.9	18.0

Total Assigned Operating and Accessible									1,682.7	1,780.9

(1)	The heat value shown for assigned reserves is based on the quality of coal mined and processed during the year ended December 31, 2008. The heat value shown for accessible reserves is based on the same mining and processing methods as for the assigned reserves with adjustments made based on the variability found in exploration drill core samples. The heat values given have been adjusted to include moisture that may be added during mining or processing and for dilution by rock lying above or below the coal seam.
(2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustments for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam. Reserves are reported only for those coal seams that are controlled by ownership or leases.
(3)	Shoemaker was in production during 2008. Shoemaker was idled for all of 2007 and was therefore not reported on this table in the prior year.
(4)	Harrison Resources is an equity affiliate in which CONSOL Energy owns a 49% interest. Reserves reported equal CONSOL Energy’s 49% proportionate interest in Harrison Resources’ reserves.
(5)	Mill Creek Complex was sold on February 8, 2008 and therefore shows no reserves at December 31, 2008.
(6)	Southern West Virginia Energy (SWVE) was a variable interest entity as defined by Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” in which CONSOL Energy acquired a 49% ownership interest in 2005. Accordingly, reserve tonnage reflects 100% of SWVE. The remaining 51% which CONSOL Energy previously did not own was purchased on December 3, 2008.

Excluded from the table above are approximately 131.3 million tons of reserves at December 31, 2008 that are assigned to projects that have not produced coal in 2008 or 2007. These assigned reserves are in the Northern Appalachia (northern West Virginia), Central Appalachia (Virginia and eastern Kentucky) and Illinois Basin (Illinois) regions. These reserves are approximately 59% owned and 41% leased.

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

Coal Reserves

At December 31, 2008, CONSOL Energy had an estimated 4.5 billion tons of proven and probable reserves. Reserves are the portion of the proven and probable tonnage that meet CONSOL Energy’s economic criteria regarding mining height, preparation plant recovery, depth of overburden and stripping ratio. Generally, these reserves would be commercially mineable at year-end price and cost levels.

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

Our estimate of proven and probable coal reserves has been determined by CONSOL Energy’s geologists and mining engineers. Our coal reserves are periodically reviewed by an independent third party consultant. The independent consultant has reviewed the procedures used by us to prepare our internal estimates, verified the accuracy of approximately 97% of our property reserve estimates and retabulated reserve groups according to standard classifications of reliability.

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

CONSOL Energy’s reserves are located in northern Appalachia (63%), central Appalachia (13%), the mid-western United States (18%), the western United States (4%), and in western Canada (2%) at December 31, 2008.

The following table sets forth our unassigned proven and probable reserves by region:

CONSOL Energy—UNASSIGNED Recoverable Coal Reserves as of 12/31/08

	As Received Heat Value(1) (Btu/lb)	Recoverable Reserves 12/31/08(2)			Recoverable Reserves (tons in millions) 12/31/2007
Coal Producing Region		Owned (%)	Leased (%)	Tons (in millions)
Northern Appalachia (Pennsylvania, Ohio, Northern West Virginia)	11,400 – 13,500	74%	26%	1,437.1	1,331.8
Central Appalachia (Virginia, Southern West Virginia, Eastern Kentucky)	11,900 – 14,200	48%	52%	264.5	233.9
Illinois Basin (Illinois, Western Kentucky, Indiana)	11,500 – 11,900	43%	57%	780.6	780.6
Western U.S. (Wyoming)	9,400	100%	—%	169.1	169.1
Western Canada (Alberta)	12,400 – 12,900	—%	100%	77.9	77.9

Total		62%	38%	2,729.2	2,593.3

(1)	The heat value estimates for Northern Appalachian and Central Appalachian Unassigned coal reserves include adjustments for moisture that may be added during mining or processing as well as for dilution by rock lying above or below the coal seam. The mining and processing methods currently in use are used for these estimates. The heat value estimates for the Illinois Basin, Western U.S. and Western Canada Unassigned reserves are based primarily on exploration drill core data that may not include adjustments for moisture added during mining or processing or for dilution by rock lying above or below the coal seam.
(2)	Recoverable reserves are calculated based on the area in which mineable coal exists, coal seam thickness, and average density determined by laboratory testing of drill core samples. This calculation is adjusted to account for coal that will not be recovered during mining and for losses that occur if the coal is processed after mining. Reserve calculations do not include adjustment for moisture that may be added during mining or processing, nor do the calculations include adjustments for dilution from rock lying above or below the coal seam.

The following table summarizes our proven and probable reserves as of December 31, 2008 by region and type of coal or sulfur content (sulfur content per million British thermal units). Proven and probable reserves include both assigned and unassigned reserves. The table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter. Coal is ranked by the degree of alteration it has undergone since the initial deposition of the organic material. The lowest ranked coal, lignite, has undergone less transformation than the highest ranked coal, anthracite. From the lowest to the highest rank, the coals are: lignite; sub-bituminous; bituminous and anthracite. The ranking is determined by measuring the fixed carbon to volatile matter ratio and the heat content of the coal. As rank increases, the amount of fixed carbon increases, volatile matter decreases, and heat content increases. Bituminous coals are further characterized by the amount of volatile matter present. Bituminous coals with high volatile matter content are also ranked. High volatile “A” bituminous coals have higher heat content than high volatile “C” bituminous coals. These characterizations of coal allow a user to predict the behavior of a coal when burned in a boiler to produce heat or when it is heated in the absence of oxygen to produce coke for steel production.

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES

BY PRODUCING REGION AND PRODUCT (IN MILLIONS OF TONS) AS OF DECEMBER 31, 2008

	≤1.20 lbs			> 1.20 ≤ 2.50 lbs			> 2.50 lbs			Total	Percentage By Region
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Region	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu
Northern Appalachia:
Metallurgical:
High Vol A Bituminous	—	—	—	—	—	162.3	—	—	—	162.3	3.6%
Steam:
High Vol A Bituminous	—	—	—	—	—	135.9	57.4	133.0	2,336.3	2,662.6	58.6%
Low Vol Bituminous	—	—	—	—	—	33.7	—	—	—	33.7	0.7%

Region Total	—	—	—	—	—	331.9	57.4	133.0	2,336.3	2,858.6	62.9%
Central Appalachia:
Metallurgical:
High Vol A Bituminous	33.6	4.9	21.5	—	—	18.3	—	—	1.3	79.6	1.8%
Med Vol Bituminous	0.5	2.8	82.4	—	—	—	—	—	—	85.7	1.9%
Low Vol Bituminous	—	—	123.5	2.3	—	—	—	—	—	125.8	2.8%
Steam:
High Vol A Bituminous	40.7	74.3	14.1	64.5	45.5	61.5	1.2	2.5	5.2	309.5	6.8%

Region Total	74.8	82.0	241.5	66.8	45.5	79.8	1.2	2.5	6.5	600.6	13.3%
Midwest—Illinois Basin:
Steam:
High Vol B Bituminous	—	—	—	—	79.4	—	—	460.6	—	540.0	11.9%
High Vol C Bituminous	—	—	—	—	159.5	—	108.3	—	—	267.8	5.9%

Region Total	—	—	—	—	238.9	—	108.3	460.6	—	807.8	17.8%
Northern Powder River Basin:
Steam:
Subbituminous B	—	—	169.1	—	—	—	—	—	—	169.1	3.7%

Region Total	—	—	169.1	—	—	—	—	—	—	169.1	3.7%
Utah—Emery Field:
High Vol B Bituminous	—	—	—	—	29.2	—	—	—	—	29.2	0.6%

Region Total	—	—	—	—	29.2	—	—	—	—	29.2	0.6%
Western Canada:
Metallurgical:
Med Vol Bituminous	30.2	47.7	—	—	—	—	—	—	—	77.9	1.7%

Region Total	30.2	47.7	—	—	—	—	—	—	—	77.9	1.7%

Total Company	105.0	129.7	410.6	66.8	313.6	411.7	166.9	596.1	2,342.8	4,543.2	100.0%

Percent of Total	2.3%	2.8%	9.0%	1.5%	6.9%	9.1%	3.7%	13.1%	51.6%	100.0%

CONSOL ENERGY PROVEN AND PROBABLE RECOVERABLE COAL RESERVES BY PRODUCT

(MILLIONS OF TONS) AS OF DECEMBER 31, 2008

The following table classifies bituminous coal as high volatile A, B and C. High volatile A, B and C bituminous coals are classified on the basis of heat value. The table also classifies bituminous coals as medium and low volatile which are classified on the basis of fixed carbon and volatile matter.

	≤1.20 lbs			> 1.20 ≤ 2.50 lbs			> 2.50 lbs
	S02/MMBtu			S02/MMBtu			S02/MMBtu
By Product	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Low Btu	Med Btu	High Btu	Total	Percentage By Product
Metallurgical:
High Vol A Bituminous	33.6	4.9	21.5	—	—	180.6	—	—	1.3	241.9	5.3%
Med Vol Bituminous	30.7	50.5	82.4	—	—	—	—	—	—	163.6	3.6%
Low Vol Bituminous	—	—	123.5	2.3	—	—	—	—	—	125.8	2.8%

Total Metallurgical	64.3	55.4	227.4	2.3	—	180.6	—	—	1.3	531.3	11.7%
Steam:
High Vol A Bituminous	40.7	74.3	14.1	64.5	45.5	197.4	58.6	135.5	2,341.5	2,972.1	65.4%
High Vol B Bituminous	—	—	—	—	108.6	—	—	460.6	—	569.2	12.5%
High Vol C Bituminous	—	—	—	—	159.5	—	108.3	—	—	267.8	5.9%
Low Vol Bituminous	—	—	—	—	—	33.7	—	—	—	33.7	0.8%
Subbituminous B	—	—	169.1	—	—	—	—	—	—	169.1	3.7%

Total Steam	40.7	74.3	183.2	64.5	313.6	231.1	166.9	596.1	2,341.5	4,011.9	88.3%

Total	105.0	129.7	410.6	66.8	313.6	411.7	166.9	596.1	2,342.8	4,543.2	100.0%

Percent of Total	2.3%	2.8%	9.0%	1.5%	6.9%	9.1%	3.7%	13.1%	51.6%	100.0%

The following table categorizes the relative Btu values (low, medium and high) for each of CONSOL Energy’s producing regions in Btu’s per pound of coal.

Region	Low		Medium	High
Northern, Central Appalachia and Canada	<	12,500	12,500 – 13,000	>	13,000
Midwest Appalachia	<	11,600	11,600 – 12,000	>	12,000
Northern Powder River Basin	<	8,400	8,400 – 8,800	>	8,800
Colorado and Utah	<	11,000	11,000 – 12,000	>	12,000

Compliance Compared to Non-Compliance Coal

Coals are sometimes characterized as compliance or non-compliance coal. The phrase compliance coal, as it is commonly used in the coal industry, refers to compliance only with sulfur dioxide emissions standards and indicates that when burned, the coal will produce emissions that will meet the current standard without further cleanup. A coal considered a compliance coal for meeting sulfur dioxide standards may not meet an emission standard for a different pollutant such as mercury. Moreover, the term compliance coal is always used with reference to the then-current regulatory limit. Clean air regulations that further restrict sulfur dioxide emissions will likely reduce significantly the amount of coal that can be labeled compliance. Currently, a compliance coal will meet the power plant emission standard of 1.2 pounds of sulfur dioxide per million British thermal units of fuel consumed. At December 31, 2008, 0.6 billion tons, or 14%, of our coal reserves met the current standard as a compliance coal. It is possible that no coal will be considered compliance coal with emission standards restricted to a level that requires emissions-control technology to be used regardless of the sulfur content of the coal. Our customers have responded to these standards in many cases by retrofitting flue gas desulfurization systems (scrubbers) to many of their existing power plants. Because these systems remove sulfur dioxide before it is emitted into the atmosphere, our customers are less concerned about the sulfur content of our coal.

As a result of a 1998 court decision forcing the establishment of mercury emissions standards for power plants, the Environmental Protection Agency also promulgated a regulatory program for controlling mercury. CONSOL Energy coals have mercury contents typical for their rank and location (approximately 0.07-0.15 parts mercury per million British thermal unit). Because most CONSOL Energy coals have high heating values, they have lower mercury contents (on a pound per British thermal unit basis) than lower rank coals at a given mercury concentration. Eastern bituminous coals tend to produce a greater proportion of flue gas mercury in the ionic or oxidized form (which is captured by scrubbers installed for sulfur control) than sub-bituminous coal, including coals produced in the Powder River Basin. High rank coals also may be more amenable to other methods of controlling mercury emissions, such as by carbon injection. The EPA’s proposed control of mercury was recently acted on by a federal court requiring the EPA to develop a new proposal on mercury controls. Some states have adopted a control program for mercury.

Production

In the year ended December 31, 2008, 90% of CONSOL Energy’s production came from underground mines and 10% from surface mines. Where the geology is favorable and reserves are sufficient, CONSOL Energy employs longwall mining systems in our underground mines. For the year ended December 31, 2008, 84% of our production came from mines equipped with longwall mining systems. Underground longwall systems are highly mechanized, capital intensive operations. Mines using longwall systems have a low variable cost structure compared with other types of mines and can achieve high productivity levels compared with those of other underground mining methods. Because CONSOL Energy has substantial reserves readily suitable to these operations, CONSOL Energy believes that these longwall mines can increase capacity at low incremental cost.

The following table shows the production, in millions of tons, for CONSOL Energy’s mines in the year ended December 31, 2008, 2007 and 2006, the location of each mine, the type of mine, the type of equipment used at each mine and the year each mine was established or acquired by us.

Mine	Location	Mine Type	Mining Equipment	Transportation	Tons Produced (in millions)			Year Established or Acquired
					2008	2007	2006
Northern Appalachia
Enlow Fork	Enon, Pennsylvania	U	LW/CM	R R/B	11.1	11.2	10.7	1990
Bailey	Enon, Pennsylvania	U	LW/CM	R R/B	10.0	9.9	10.2	1984
McElroy	Glen Easton, West Virginia	U	LW/CM	B	9.6	9.7	10.5	1968
Robinson Run	Shinnston, West Virginia	U	LW/CM	R CB	5.6	6.5	5.7	1966
Loveridge	Fairview, West Virginia	U	LW/CM	R T	5.2	6.6	6.4	1956
Blacksville 2	Wana, West Virginia	U	LW/CM	R R/B T	5.6	5.1	5.0	1970
Mine No. 84	Eighty Four, Pennsylvania	U	LW/CM	R R/B T	1.8	3.6	3.5	1998
Shoemaker	Moundsville, West Virginia	U	LW/CM	B	1.1	—	1.0	1966
Harrison Resource Corporation(1)(6)	Cadiz, Ohio	S	S/L	R T	0.2	0.1	—	2007
Mahoning Valley	Cadiz, Ohio	S	S/L	R T	—	—	0.2	1979
Central Appalachia
AMVEST-Fola Complex(1)(2)(3)	Bickmore, West Virginia	U/S	A S/L CM	R	3.9	1.8	—	2007
Buchanan(4)	Mavisdale, Virginia	U	LW/CM	R	3.5	2.8	5.0	1983
Jones Fork Complex(1)(3)	Mousie, Kentucky	U/S	CM	R T	2.5	3.1	3.1	1992
Miller Creek Complex(1)(3)	Delbarton, West Virginia	U/S	CM/S/L	T	1.9	0.6	0.9	2004
Southern West Virginia Resources(1)(3)(5)	Mingo County, West Virginia	U/S	CM/S/L	T R	1.2	0.8	1.2	2005
Amonate Complex(1)	Amonate, Virginia	U/S	CM/S/L	R T	0.4	0.6	0.5	1925
AMVEST-Terry Eagle Complex(2)	Jodie, West Virginia	U/S	CM A S/L	R T	0.4	0.1	—	2007
Mill Creek(1)(8)	Deane, Kentucky	U/S	CM	R	—	1.1	2.1	1994
VP-8(7)	Rowe, Virginia	U	LW/CM	R	—	—	0.3	1993
Western U.S.
Emery	Emery County, Utah	U	CM	T	1.1	1.0	1.1	1945

A= Auger

S = Surface

U = Underground

LW = Longwall

CM = Continuous Miner

S/L = Stripping Shovel and Front End Loaders

R = Rail

B = Barge

R/B = Rail to Barge

T = Truck

CB = Conveyor Belt

(1)	Harrison Resources, Amonate, Mill Creek, Miller Creek, Jones Fork, AMVEST-Fola Complex and Southern West Virginia Resources complexes include facilities operated by independent mining contractors.
(2)	Mine Acquired in AMVEST Corporation acquisition on July 31, 2007.
(3)	Mine was idled for part of the year ended December 31, 2008 due to market conditions.
(4)	Buchanan Mine was idled for part of the year ended December 31, 2008 and part of the year ended December 31, 2007 after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine.
(5)	The amounts shown for Southern West Virginia Energy (SWVE) represent 100% of SWVE production for the period the entity was a variable interest entity as defined by Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2008, CONSOL Energy purchased the remaining 51% interest which it did not previously own.
(6)	Production amounts represent CONSOL Energy’s 49% ownership interest.
(7)	Mine was idled due to depletion of economic coal reserves.
(8)	Mine was sold in February 2008.

Our sales of bituminous coal were at an average sales price per ton produced as follows:

	Years Ended December 31,
	2008	2007	2006
Average Sales Price Per Ton Produced	$48.77	$40.60	$38.99

Construction of the new slope and overland belt at the Bailey Mine in Pennsylvania continued during 2008. The project was slowed because of delays in permitting, but permits have been received and the project is now scheduled for completion in the first quarter of 2010. Construction on a new slope, overland belt and underground belt haulage system at the Shoemaker Mine in West Virginia continued on schedule and is expected to be completed in the first quarter of 2010. Both projects are expected to improve productivity, increase production, reduce costs, and enhance safety. Modern conveyor systems typically provide high availability rates, thereby allowing mining equipment to produce at higher levels. Overland belts do not require the daily maintenance of the roof as is the case with underground haulage, allowing manpower to be reduced or redeployed to more productive work. Finally, mine safety is expected to be enhanced because the overland belt transportation systems allow older underground belt areas to be sealed.

The Buchanan Mine returned to production on March 17, 2008, after being idled on July 9, 2007 because of a roof failure. A new mining area has been developed that incorporates changes in the mine layout that are expected to minimize failures of this nature.

In December 2008, CONSOL Energy acquired the remaining 51% interest, which we previously did not own, of our Southern West Virginia Energy (SWVE) joint venture mining project. The acquisition is expected to create synergies between SWVE and CONSOL Energy’s adjoining Miller Creek properties.

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

The following table sets forth, with respect to properties that we lease to other coal operators, the total royalty tonnage, acreage leased and the amount of income (net of related expenses) we received from royalty payments for the years ended December 31, 2008, 2007 and 2006.

Year	Total Royalty Tonnage (in thousands)	Total Coal Acreage Leased	Total Royalty Income (in thousands)
2008	11,757	218,273	$18,775
2007	13,909	218,089	$11,362
2006	16,445	281,165	$14,757

Royalty tonnage leased to third parties is not included in the amounts of produced tons that we report. Proven and probable reserves do not include reserves attributable to properties that we lease to third parties.

At December 31, 2008, CONSOL Energy operates approximately 23% of the United States’ longwall mining systems.

The following table ranks the 20 largest underground mines in the United States by tons of coal produced in calendar year 2007.

MAJOR U.S. UNDERGROUND COAL MINES—2007

In millions of tons

Mine Name	Operating Company	Production
Enlow Fork	CONSOL Energy	11.2
Bailey	CONSOL Energy	9.9
McElroy	CONSOL Energy	9.7
Twenty Mile	Peabody Energy Subsidiary	7.9
Cumberland Resources	Cumberland Resources, LP. (Foundation)	7.3
Century	American Energy Corp. (Murray)	7.1
San Juan	BHP Billiton	6.9
West Elk	Arch Coal, Inc.	6.8
SUFCO	Arch Coal, Inc.	6.7
Loveridge	CONSOL Energy	6.6
Robinson Run	CONSOL Energy	6.5
Emerald Resources	Emerald Resources, LP. (Foundation)	5.7
Blacksville 2	CONSOL Energy	5.2
Warrier	Warrier Coal, LLC (Alliance)	4.7
Dotiki	Webster County Coal LLC (Alliance)	4.6
Powhatan No. 6	The Ohio Valley Coal Company (Murray)	4.6
West Ridge	West Ridge Resources (Murray)	4.2
Federal No. 2	Eastern Associated Coal Co. LLC (Patriot)	4.0
Dugout Canyon	Arch Coal, Inc	4.0
Highland	Highland Mining Co. LLC (Patriot)	3.9

Source: National Mining Association

Marketing and Sales

We sell coal produced by our mining complexes and additional coal that is purchased by us for resale from other producers. We maintain United States sales offices in Atlanta, Philadelphia and Pittsburgh and an overseas office in Brussels, Belgium. In addition, we sell coal through agents and to brokers and unaffiliated trading companies. In 2008, we sold 66.2 million tons of coal, including our portion of equity affiliates and a consolidated 49% owned variable interest entity. Eighty-seven percent (87%) of these sales were sold in domestic markets. Our direct sales to domestic electricity generators represented 81% of our total tons sold in 2008. We had approximately 115 customers in 2008. During 2008, no coal customers individually accounted for more than 10% of total revenue. However, the top four coal customers accounted for more than 25% of our total revenues.

Coal Contracts

We sell coal to customers under arrangements that are the result of both bidding procedures and unsolicited offers leading to extensive negotiations. We sell coal for terms that range from a single shipment to multi-year agreements for millions of tons. During the year ended December 31, 2008, approximately 90% of the coal we produced was sold under contracts with terms of one year or more. The pricing mechanisms under our multiple-year agreements typically consist of contracts with one or more of the following pricing mechanisms:

•	Fixed price contracts with pre-established prices; or

•	Periodically negotiated prices that reflect market conditions at the time or are restricted to an agreed upon percentage increase or decrease; or

•	Base-price-plus-escalation methods which allow for periodic price adjustments based on inflation indices.

Several contracts provide the opportunity to periodically adjust the contract prices. Contract prices may be adjusted as often as quarterly based upon indices which are pre-negotiated. Most of our contracts have terms no longer than five years. However, some of our contracts range in term from seven years to twenty years.

The following table sets forth, as of January 12, 2009, the total tons of coal CONSOL Energy is committed to deliver from 2009 through 2013.

	Tons of Coal to be Delivered (in millions of nominal tons)
	2009	2010	2011	2012	2013
(1) Commitments to deliver coal at predetermined prices	63.9	30.4	17.8	5.8	3.6
(2) Commitments to deliver coal at prices to be determined by mutual agreement of the parties, including some agreements which contain predetermined price ranges	2.8	25.1	27.6	28.1	28.6

	66.7	55.5	45.4	33.9	32.2

We routinely engage in efforts to renew or extend contracts scheduled to expire. Although there are no guarantees, we generally have been successful in renewing or extending contracts in the past.

Contracts also typically contain force majeure provisions allowing for the suspension of performance by the customer or us for the duration of specified events beyond the control of the affected party, including labor disputes and extraordinary geological conditions. Some contracts may terminate upon continuance of an event of force majeure for an extended period, which is generally three to twelve months. Contracts also typically specify minimum and maximum quality specifications regarding the coal to be delivered. Failure to meet these conditions could result in price reductions, damages, suspension of deliveries or termination of the contract, at the election of the customer. Although the volume to be delivered under a long-term contract is stipulated, we or the buyer may vary the timing of delivery within specified limits.

Distribution

Coal is transported from CONSOL Energy’s mining complexes to customers by means of railroad cars, river barges, trucks, conveyor belts or a combination of these means of transportation. We employ transportation specialists who negotiate freight and equipment agreements with various transportation suppliers, including railroads, barge lines, terminal operators, ocean vessel brokers and trucking companies for certain customers. Most customers negotiate their own freight contracts.

At December 31, 2008 we operated 24 towboats, 5 harbor boats and a fleet of more than 700 barges that serve customers along the Ohio, Allegheny, Kanawha and Monongahela Rivers. The barge operation allows us to control delivery schedules and has served as temporary floating storage for coal where land storage is unavailable.

Competition

The United States coal industry is highly competitive, with numerous producers selling into all markets that use coal. CONSOL Energy competes against other large producers and hundreds of small producers in the United States and overseas. The five largest producers are estimated by the 2007 National Mining Association Survey to have produced approximately 52% (based on tonnage produced) of the total United States production in 2007. The U.S. Department of Energy reported 1,358 active coal mines in the United States in 2007, the latest year for which government statistics are available. Demand for our coal by our principal customers is affected by:

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

Gas Operations

Our gas operations are primarily conducted by CNX Gas Corporation (CNX Gas), an 83.3% owned subsidiary of CONSOL Energy at December 31, 2008. Information presented below is 100% of CNX Gas’ basis; it does not include 16.7% minority interest reduction. CNX Gas primarily produces coalbed methane, which is gas that resides in coal seams. In the eastern United States, conventional natural gas fields typically are located in various types of sedimentary formations at depths ranging from 2,000 to 15,000 feet. Exploration companies often put their capital at risk by searching for gas in commercially exploitable quantities at these depths. By contrast, gas in the coal seams that we drill or anticipate drilling is typically in formations less than 2,500 feet deep which are usually better defined than deeper formations. CNX Gas believes that this contributes to lower exploration costs than those incurred by producers that operate in deeper, less defined formations. However, we have continued to increase our exploratory efforts in the shale and deeper formations.

CNX Gas has not filed reserve estimates with any federal agency.

Areas of Operation

In the Appalachian Basin we operate principally in Central Appalachia and Northern Appalachia, which represent our two reportable segments. We also operate in the Illinois Basin. Our primary operating areas are:

•

Central Appalachia Virginia Operations CBM, in Southwest Virginia, our traditional and largest area of operation, where we have typically produced CBM from vertical wells which we drill ahead of mining and gob gas wells;

•	Northern Appalachia Mountaineer CBM in northwestern West Virginia and southwestern Pennsylvania where we drill vertical-to-horizontal CBM wells;

•	Northern Appalachia Nittany CBM in central Pennsylvania, where we drill vertical CBM wells;

•

Northern Appalachia, Mountaineer-Conventional, in northwest West Virginia and southwest Pennsylvania, where we began development in 2008 in the Marcellus Shale and shallow conventional zones, and we expect additional growth in the future;

•	Tennessee, Knox-Chattanooga Shale, in eastern Tennessee, where we intend to convert our horizontal exploration program in the Chattanooga Shale into a full scale development program;

•	Illinois Basin, Cardinal, in western Kentucky, Indiana and Illinois, where we are conducting an exploration program in the New Albany Shale and shallow oil zones;

In addition to the above areas, we believe we have Appalachian shale potential in the Marcellus, Huron, and Chattanooga shales. Additional potential exists in the Trenton Black River formation which is thought to underlie nearly all of the Appalachian shales. We will continue to evaluate our acreage position in these areas with the continuation of our exploration program.

Drilling

During 2008, 2007 and 2006, we drilled in the aggregate, 534, 370 and 272 net development wells, respectively. Gob wells, and wells drilled by other operators that we participate in are excluded. As of December 31, 2008, 67 wells are still in process. The following table illustrates the wells referenced above by geographic region:

Development Wells

	For the Years Ended December 31,
	2008	2007	2006
Central Appalachia	321	294	253
Northern Appalachia	213	76	19

Total	534	370	272

During 2008, 2007, and 2006, we drilled in the aggregate 60, 9 and 4 net exploratory wells, respectively. The following table illustrates the exploratory wells by geographic region:

Exploratory Wells

	As of December 31,
	2008	2007	2006
Central Appalachia	26	3	2
Northern Appalachia	26	—	2
Other	8	6	—

Total	60	9	4

Eighteen Central Appalachia, twenty Northern Appalachia and four Other wells are still being evaluated. There was one Central Appalachia well drilled in the prior year which was determined to be dry, and therefore was written off. There were three Other dry holes drilled in 2008 which were written off. There were no dry holes previously.

Production

The following table sets forth CNX Gas net sales volume produced for the periods indicated. The year ended December 31, 2008 does not include any equity affiliates due to the proportional consolidation of Knox Energy, LLC as of December 31, 2007 and the subsequent purchase of the remaining interests in this entity. The years ended December 31, 2007 and 2006 include our portion of equity interests.

	For the Years Ended December 31,
	2008	2007	2006
Total produced coalbed methane (in millions of cubic feet)	76,562	58,249	56,135

Average Sales Prices and Lifting Costs

The following table sets forth the average sales price and the average net lifting cost (prior years include our portion of equity interests) for all our gas production for the periods indicated. Lifting cost is the cost of raising gas to the gathering system and does not include depreciation, depletion or amortization.

	For the Years Ended December 31,
	2008	2007	2006
Average gas sales price before effects of financial settlements (per thousand cubic feet)	$8.99	$6.87	$6.72
Average effects of financial settlements (per thousand cubic feet)	$—	$0.33	$0.32

Average gas sales price including effects of financial settlements (per thousand cubic feet)	$8.99	$7.20	$7.04
Average net lifting cost (per thousand cubic feet)	$0.89	$0.68	$0.60

Productive Wells and Acreage

The following table sets forth at December 31, 2008, the number of CNX Gas’ producing wells, developed acreage and undeveloped acreage.

	Gross	Net(1)
Producing Wells	5,236	3,496
Proved Developed Acreage	246,476	236,190
Proved Undeveloped Acreage	50,671	48,769
Unproved Acreage	3,936,252	3,382,498

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

Sales

CNX Gas enters into physical natural gas sales transactions with various counterparties for terms varying in length. Reserves and production estimates are believed to be sufficient to satisfy these obligations. In the past, other than interstate pipeline outages related to maintenance, we have not failed to deliver quantities required under contract. CNX Gas has also entered into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions and represented approximately 43.4 billion cubic feet of our produced gas sales volumes for the year ended December 31, 2008 at an average price of $9.25 per thousand cubic feet. As of December 31, 2008, we expect these transactions will cover approximately 41.9 billion cubic feet of our estimated 2009 production at an average price of $9.74 per thousand cubic feet.

CNX Gas purchased firm transportation capacity on various interstate pipelines to ensure gas production flows to market. As of December 31, 2008, CNX Gas has secured firm transportation capacity to cover more than its 2009 hedged production.

The hedging strategy and information regarding derivative instruments used are outlined in item 7A, “Qualitative and Quantitative Disclosures About Market Risk” and in Note 24 to the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

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

	Net Gas Reserves (millions of cubic feet)
	As of December 31,
	2008		2007		2006
	Consolidated Operations	Affiliates	Consolidated Operations	Affiliates	Consolidated Operations	Affiliates
Estimated proved developed reserves	783,290	—	667,726	3,584	609,700	2,200
Estimated proved undeveloped reserves	638,756	—	672,183	—	653,593	—

Total estimated proved developed and undeveloped reserves	1,422,046	—	1,339,909	3,584	1,263,293	2,200

Discounted Future Net Cash Flows

The following table shows our estimated future net cash flows and total standardized measure of discounted, at 10%, future net cash flows:

	Discounted Future Net Cash Flows ($ in millions)
	As of December 31,
	2008	2007	2006
Future net cash flows (net of income tax)	$2,824	$3,609	$2,484
Total standardized measure of after-tax discounted future net cash flows	$1,218	$1,390	$935

Competition

We operate primarily in the eastern United States. We believe that the natural gas market is highly fragmented and not dominated by any single producer. We believe that several of our competitors have devoted far greater resources than we have to natural gas exploration and development. CNX Gas believes that competition within our market is based primarily on natural gas commodity trading fundamentals and pipeline transportation availability to the diverse market opportunities.

Power Generation

Through a joint venture with Allegheny Energy Supply Company, LLC, an affiliate of one of our largest coal customers, our 83.3% owned subsidiary, CNX Gas, owns a 50% interest in an 88-megawatt, gas-fired electric generating facility. This facility is used for meeting peak load demands for electricity. The facility is located in southwest Virginia and uses coalbed methane gas that we produce. Because it is a peaking power facility, it does not operate at all times of the year, but the facility does provide a potential sales outlet for CNX Gas of up to 22 million cubic feet per day.

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

Industrial Supply Services

Fairmont Supply Company, a CONSOL Energy subsidiary, is a general-line distributor of mining and industrial supplies in the United States. Fairmont Supply has 25 customer service centers nationwide. Fairmont Supply also provides integrated supply procurement and management services. Integrated supply procurement is a materials management strategy that utilizes a single, full-line distribution to minimize total cost in the maintenance, repair and operating supply chain.

Fairmont Supply provides mine supplies to CONSOL Energy’s mining operations. Approximately 43% of Fairmont Supply’s sales in 2008 were made to CONSOL Energy’s mines.

Fairmont Supply Company’s 100% owned subsidiary, Piping and Equipment, is a specialty distributor of pipe, valve and fittings. Piping and Equipment has eight locations in Florida, Alabama, Louisiana and Texas.

In November 2008, Fairmont Supply Company acquired the assets of North Penn Pipe & Supply, LLC for a cash payment of approximately $23 million. North Penn Pipe & Supply, LLC, located in Warren, Pennsylvania, is a distributor of oil and gas field products, primarily tubular goods to the Northern Appalachia basin.

Terminal Services

In 2008, approximately 9.1 million tons of coal were shipped through CONSOL Energy’s subsidiary, CNX Marine Terminal Inc.’s exporting terminal in the Port of Baltimore. Approximately 40% of the tonnage shipped was produced by CONSOL Energy coal mines. The terminal can either store coal or load coal directly into vessels from rail cars. It is also one of the few terminals in the United States served by two railroads, Norfolk Southern and CSX Transportation, Inc.

River and Dock Services

CONSOL Energy’s river operations, located in Monessen, Pennsylvania, transport coal from our mines, coal from other mines and non-coal commodities from river loadout facilities primarily along the Monongahela and Ohio Rivers in northern West Virginia and southwestern Pennsylvania. Products are delivered to customers along the Monongahela, Ohio, Kanawha and Allegheny rivers. At December 31, 2008, we operated 24 towboats, 5 harbor boats and more than 700 barges. In 2008, our river vessels transported a total of 23.6 million tons of coal and other commodities, including 8.0 million tons of coal produced by CONSOL Energy mines.

CONSOL Energy provides dock services for our mines as well for third parties at our Alicia Dock, located on the Monongahela River in Fayette County, Pennsylvania. CONSOL Energy transfers coal from rail cars to barges for customers that receive coal on the river system.

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

Employee and Labor Relations

At December 31, 2008, CONSOL Energy had 8,176 employees, 33% of whom were represented by the United Mine Workers of America (UMWA). A five-year labor agreement commenced January 1, 2007. This agreement expires December 31, 2011 and provides for a 20% across-the-board wage increase over its duration. Wages increased $1.00 per hour in 2008, and will increase $0.50 per hour for 2009 through 2011. Other terms of the agreement require additional contributions to be made into the employee benefit funds. Full health-care benefits for active and retired members and their dependents will continue with no increase in co-payments. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007 will not be eligible to receive retiree health care benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked.

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

While it is not possible to quantify the expenditures we incur to maintain compliance with all applicable federal and state laws, those costs have been and are expected to continue to be significant. We post surety performance bonds or letters of credit pursuant to federal and state mining laws and regulations for the estimated costs of reclamation and mine closing, often including the cost of treating mine water discharge when necessary. Compliance with these laws has substantially increased the cost of coal mining and gas production for all domestic coal and gas producers. We also post performance bonds or letters of credit pursuant to state oil and gas laws and regulations to guarantee reclamation of gas well sites and plugging of gas wells. We endeavor to conduct our mining and gas operations in compliance with all applicable federal, state and local laws and regulations. However, because of extensive and comprehensive regulatory requirements, violations during mining and gas operations occur from time to time. None of the violations to date, or the monetary penalties assessed have been material. CONSOL Energy made capital expenditures for environmental control facilities of approximately $10.6 million, $17.6 million and $10.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. CONSOL Energy expects to have capital expenditures of $55.4 million for 2009 for environmental control facilities. The projected increase in 2009 is due to the construction of a water processing system at Buchanan Mine.

Mine Health and Safety Laws

Mine accidents involving multiple fatalities at mines operated by other coal companies in recent years attracted widespread public attention and resulted in both federal government and some state government changes to statutory and regulatory control of mine safety, particularly for underground mines. Because nearly all of our mines are underground, these legislative and regulatory changes affect our performance. In addition to changes that require us to purchase additional safety equipment, construct stronger seals to isolate mined out areas, and engage in additional training, we have experienced more aggressive inspection protocols resulting in the issuance of more citations, increases in the amount of fines, and a reduction in mine productivity.

The actions taken thus far by federal and state governments include requiring: the caching of additional supplies of self-contained self rescuer (SCSR) devices underground; providing breathable air for all underground miners for 96 hours; the purchase and installation during the next several years of electronic communication and personal tracking devices underground; the placement, in various mine areas, of rescue chambers, which are structures designed to provide refuge for groups of miners for long periods of time during a mine emergency when evacuation from the mine is not possible which will provide breathable air for 96 hours; the reconstruction of existing seals in worked-out areas of mines; and additional training and testing that created the need to hire additional employees.

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

The Coal Act required some of our subsidiaries to make premium payments to the Combined Fund and to the 1992 Benefit Plan for the cost of our retirees and orphan retirees in the Combined Fund and the 1992 Benefit Plan. In addition, the collective bargaining agreement with the United Mine Workers requires our signatory subsidiaries to make specified payments to the 1993 Benefit Plan through 2011. The Tax Relief and Health Care Act of 2006 (the 2006 Act) provides additional federal funding for these orphan costs by authorizing general fund revenues and expanding transfers of interest from the Abandoned Mine Land (AML) trust fund. The additional federal funding, depending upon its magnitude and the amount of orphan benefits payable, should cover the orphan premium payments due under the Combined Fund as well as, after a phase-in period, the orphan premium payments due under the 1992 Benefit Plan. The 1992 Plan has a phase-in period for the federal contributions. Federal contributions were 25% in 2008. Federal contributions will be 50% in 2009, 75% in 2010 and 100% thereafter. In addition, federal contributions are also to be phased-in over this same period with respect to the costs for those orphan retirees as of December 31, 2006 under the 1993 Plan. Under the 2006 Act, these general fund contributions to the Combined Fund, the 1992 Benefit Plan, the 1993 Benefit Plan and certain Abandoned Mine Land payments to the states and Indian tribes are collectively limited by an aggregate annual cap of $490 million. These federal contributions do not apply to our subsidiaries’ assigned retired miners, and therefore our subsidiaries will continue to make premium payments for our assigned retired miners who receive benefits from the Combined Fund, the 1992 Benefit Plan and for certain beneficiaries of the 1993 Benefit Plan. In addition, our subsidiaries remain responsible for making orphan premium payments to these Plans to the extent that the federal contributions are not sufficient to cover the benefits.

Pension Protection Act

The Pension Protection Act of 2006 (the Pension Act) has simplified and transformed rules governing the funding of defined benefit plans, accelerated funding obligations of employers, made permanent certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), made permanent the diversification rights and investment education provisions for plan participants and encourages automatic enrollment in defined contribution 401(k) plans. In general, most provisions of the Pension Act of 2006 are in effect for plan years beginning on or after December 31, 2008. Plans generally are required to set a funding target of 100% of the present value of accrued benefits and sponsors are required to amortize unfunded liabilities over a 7-year period. The Pension Act includes a funding target phase-in provision consisting of a 92% funding target in 2008, 94% in 2009, 96% in 2010, and 100% thereafter. Plans with a funded ratio of less than 80%, or less than 70% using special assumptions, will be deemed to be “at risk” and will be subject to additional funding requirements. The 2008 plan year funding ratio was 92%. Our intent is to meet the 100% funding requirement by 2014.

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

Surface Mining Control and Reclamation Act

The Surface Mining Control and Reclamation Act (“SMCRA”) establishes minimum national operational, reclamation and closure standards for all surface mines as well as most aspects of deep mines. The Act requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement (“OSM”) or, where state regulatory agencies have adopted federally approved state programs under SMCRA, the appropriate state regulatory authority. States that operate federally approved state programs may impose standards which are more stringent than the requirements of SMCRA and OSM’s regulations and in many instances, have done so. All states in which CONSOL Energy’s active mining operations are located have achieved primary jurisdiction for enforcement of the Act through approved state programs.

SMCRA permit provisions include requirements for coal exploration; baseline environmental data collection and analysis; mine plan development; topsoil removal, storage and replacement; selective handling of overburden materials; mine pit backfilling and grading; protection of the hydrologic balance; subsidence control for underground mines; refuse disposal plans; surface drainage control; mine drainage and mine discharge control and treatment; and site reclamation. The mining permit application process, whether state or federal, is initiated by collecting baseline data to adequately characterize the pre-mine environmental condition of the permit area. This work includes surveys of cultural resources, soils, vegetation and wildlife, and assessment of surface and ground water hydrology, climatology and wetlands. In conducting this work, we collect geologic data to define and model the soil and rock structures and coal that we will mine. We develop mine and reclamation plans by utilizing this geologic data and incorporating elements of the environmental data. The mine and reclamation plan incorporates the provisions of SMCRA, the state programs and the complementary environmental programs that impact coal mining. Detailed engineering plans are included for all surface facilities built as part of the mine, including roads, ponds, shafts and slopes, boreholes, portals, pipelines and power lines, excess spoil disposal areas and coal refuse disposal facilities. Also included in the permit application are documents defining corporate ownership and control, property ownership and agreements pertaining to coal, minerals, oil and gas, water rights, rights of way and surface land and documents required by the OSM Applicant Violator System. We also must list all public and privately-owned structures located within minimum defined distances near to or above our mines and mining facilities. Once a permit application is prepared and submitted to the regulatory agency, it goes through an administrative completeness review and a separate technical review. Public notice of the proposed permit application is given in a local newspaper followed by a public comment period before a permit can be issued. Some mining permits take over a year to prepare, depending on the size and complexity of the mine and can take six months to three years to be issued. Regulatory authorities have considerable discretion in the timing of the permit issuance. The public has the right to comment on and otherwise participate in the permitting process, including through administrative appeals of permits and possibly further appeals in the courts. The mine operator must submit a bond or otherwise secure the performance of reclamation obligations, including, as deemed appropriate by the regulatory authority, a bond sufficient to cover the costs of long-term treatment of mine drainage discharges from closed facilities or ones from which a post-mining discharge is anticipated. The earliest a reclamation bond can be fully released is five years after reclamation has been completed, however, partial releases may be obtained as certain stages of reclamation are completed. All states impose on mine operators the responsibility for repairing or compensating for damage occurring on the surface as a result of mine subsidence, a possible consequence of longwall or other methods of underground mining, including an obligation to restore or replace domestic water supplies adversely affected by underground mining. All states also impose an obligation on surface mining operations to replace domestic, agricultural or industrial water supplies adversely affected by such operations. In addition, SMCRA imposes a reclamation fee on all current mining operations, the proceeds of which are deposited in the Abandoned Mine Reclamation Fund (AML Fund), which is used to restore unreclaimed and abandoned mine lands mined before 1977. The original amounts of the reclamation fees were $0.35 per ton for surface mined coal and $0.15 per ton for underground mined coal. The Tax Relief and Health Care Act of 2006 amended SMCRA to provide for two reductions (each being ten percent of the original fee amounts) that should take effect in federal fiscal years 2008 and 2013. Thus, from October 1, 2007 through September 30, 2012, the per ton fees will be $0.315 per ton for surface mined coal and $0.135 per ton for underground mined coal. From October 1, 2012 through September 30, 2021, the fees will be $0.28 per ton for surface mined coal and $0.12 per ton for underground mined coal.

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

Mine accidents in recent years mentioned above have led to more stringent enforcement of state and federal mine safety laws and regulations, resulting in the issuance of more citations. Additionally, the federal civil penalty regulations were amended in 2007 to increase the amounts of civil penalties for most violations.

In the Commonwealth of Pennsylvania, where CONSOL Energy operates four longwall mines, approximately $8.2 million and $16.0 million of expenses were incurred during the years ended December 31, 2008 and 2007, respectively, to abate enforcement actions related to the impacts on streams from subsidence. Recent interpretations of technical guidance documents related to impacts of longwall mining on Pennsylvania streams requires additional analysis on stream flows and biological statistics. We have received violation notices for past longwall activities which resulted in lower stream flows and water pooling areas both of which we are in the process of remediating. We also are completing additional stream analysis in order to comply with these recent interpretations at current Pennsylvania mining operations. Future Pennsylvania Department of Environmental Protection enforcement actions could cause CONSOL Energy to change mine plans, to incur significant costs, and potentially even shut down mines in order to meet compliance requirements. However, these impacts on streams have occurred primarily at the Bailey Mine. The degree to which the mine impacts a stream is related to the geology of the area, including the vertical distance from the stream channel to the coal seam. Over the next several years the coal seam being mined by the Bailey Mine becomes progressively deeper. This change in geologic setting is expected to lessen the adverse impacts on streams. We currently estimate expenses related to subsidence of streams in Pennsylvania will be approximately $12.7 million for the year ended December 31, 2009.

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

CONSOL Energy believes we have obtained all necessary permits under the Clean Air Act. These permits have various expiration dates through March 2015. CONSOL Energy monitors permits required by operations regularly and takes appropriate action to extend or obtain permits as needed.

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

Further sulfur dioxide emission reductions were proposed by a regulation called the Clean Air Interstate Rules (“CAIR”), which were promulgated by the EPA in 2005. In order to meet the proposed new limits for sulfur dioxide emissions from electric power plants, many coal users need to install scrubbers, use sulfur dioxide emission allowances (some of which they may purchase), blend high sulfur coal with low sulfur coal or switch to low sulfur coal or other fuels. More strict emission limits mean few coals can be burned without the installation of supplemental environmental control technology in the form of scrubbers. Many of our customers are in the process of installing scrubbers in response to the new emissions requirements. We estimate that by 2012, more than half of the installed, coal-fired power plant capacity east of the Mississippi will be scrubbed. The increase in scrubbed capacity allows customers to consider purchasing more of our higher sulfur coals.

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

In 2005, the EPA finalized the Clean Air Mercury Rule (“CAMR”) which imposes caps on mercury emissions from coal-fired electric generating units. The first phase of the emission caps take effect in 2010. The CAMR provides for an allocation of mercury emission allowances to individual power plants based on the type of coal fired in the unit. Units firing bituminous coal are allocated less emission allowances than those firing subbituminous coal. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the CAMR. No new rulemaking has been initiated. However, in October 2008, New York and the New England states submitted a petition to EPA under the Clean Water Act requesting EPA to convene a conference to address contributions of airborne mercury emissions that upwind states are alleged to be making to downwind water quality. This petition appears to be aimed at coal fired power plants. Various states have promulgated or are considering more stringent emission limits on mercury emissions from coal-fired electric generating units. Regulation of mercury emissions from coal-fired electric generating units could impact the market for coal.

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

In July 2008, EPA published an Advance Notice of Proposed Rulemaking (“ANPR”) seeking comments and discussion of the complex issues associated with the possible regulation of greenhouse gases under the Clean Air Act. The deadline for comments on the ANPR was November 28, 2008. EPA sought comments and discussion on: (i) advantages and disadvantages of regulating greenhouse gases under various provisions of the Clean Air Act; (ii) how a decision to regulate greenhouse gases under one provision of the Clean Air Act would lead to regulation under other provisions; (iii) issues relevant to legislation to regulate greenhouse gases and the potential overlap of the Clean Air Act and such future legislation; and (iv) scientific information relevant to, and the issues raised by, an analysis as to whether greenhouse gas emissions from automobiles may reasonably be anticipated to endanger public health or welfare.

Clean Water Act

The federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. In combination with existing requirements, new requirements under the Clean Water Act and corresponding state laws; including those relating to protection of “impaired waters” so designated by individual states through the use of new effluent limitations known as Total Maximum Daily Load (“TMDL”) limits; anti-degradation regulations which protect state designated “high quality/exceptional use” streams by restricting or prohibiting “discharges” which result in degradation; and requirements to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides and selenium; and “protecting” streams, wetlands, other regulated water sources and associated riparian lands from surface mining and/or the surface impacts of underground mining, may cause CONSOL Energy to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows.

The Army Corps of Engineers (the “COE”) is empowered to issue “nationwide” permits for specific categories of filing activity that are determined to have minimal environmental adverse effects in order to save the cost and time of issuing individual permits under Section 404 of the Clean Water Act. Individual permits are required for activities determined to have more significant impacts to waters of the United States. Nationwide Permit 21 authorizes the disposal of dredge-and-fill material from mining activities into the waters of the United States. Nationwide Permit 21 was renewed in 2007 allowing its continued use. On October 23, 2003, several citizens groups sued the COE in the U.S. District Court for the Southern District of West Virginia seeking to invalidate “nationwide” permits utilized by the COE and the coal industry for permitting most in-stream disturbances associated with coal mining, including excess spoil valley fills and refuse impoundments. The plaintiffs sought to enjoin the prospective approval of these nationwide permits and to enjoin some coal operators from additional use of existing nationwide permit approvals until they obtain more detailed “individual” permits. On July 8, 2004, the court issued an order enjoining the further issuance of Nationwide Permit 21 and rescinded certain listed permits where construction of valley fills and surface impoundments had not commenced. On August 13, 2004, the court extended the ruling to all Nationwide Permit 21 issued within the Southern District of West Virginia. Although CONSOL Energy had no operations that were interrupted, based on the District Court Opinion, we decided to convert certain current and planned applications for Nationwide Permit 21 in southern West Virginia to applications for individual permits. A similar lawsuit was filed on January 27, 2005 in the U.S. District Court for the Eastern District of Kentucky. However, the District Court for the Southern District of West Virginia opinion was reversed by the Fourth Circuit Court of Appeals. Because of legal challenges to the validity and use of Nationwide Permit 21, CONSOL Energy decided to apply for individual permits for its facilities as needed in southern West Virginia and Kentucky. In addition to the challenges to Nationwide Permit 21, another suit was filed in the Southern District of West Virginia in 2005 challenging the validity of COE determinations to issue individual permits for valley fills associated with certain surface mining operations. In March 2007, the District Court issued a decision remanding the individual permits back to the COE to, among other things, reconsider the COE’s determinations that the permits required adequate mitigation of the impacts of fills on streams. That District Court opinion is on appeal to the Fourth Circuit Court of Appeals. Although the 2007 District Court decision did not interrupt any of our mining operations, we amended mitigation plans in pending individual permit applications to address the concerns stated in the District Court decision. The various challenges to Nationwide Permit 21 and to individual COE permits resulted in a period of time when the COE was not issuing permits, which resulted in a backlog of pending permit applications. Thus, we may not receive COE permits when they are needed or the permits may be challenged when they are issued, as was the case with an individual permit issued to a CONSOL Energy subsidiary in the Spring of 2008. In that situation, surface mining has been allowed to proceed on a limited basis pending a trial on the merits of the challenge to the individual permit. Additional permit delays and costs have resulted from implementation by the COE and EPA of guidance on Clean Water Act jurisdictional determinations of waters of the United States, which was in response to the 2006 U.S. Supreme Court decision in Rapanos v. U.S. The Rapanos guidance is also likely to lead to an increase in streams and wetlands that are identified as requiring protection and/or mitigation under the Clean Water Act.

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

RCRA exempted fossil fuel combustion wastes from hazardous waste regulation until the EPA completed a report to Congress and made a determination on whether the wastes should be regulated as hazardous. In a 1993 regulatory determination, the EPA addressed some high volume-low toxicity coal combustion wastes generated at electric utility and independent power producing facilities, such as coal ash. In May 2000, the EPA concluded that coal combustion wastes do not warrant regulation as hazardous under RCRA resulting in coal combustion wastes remaining exempt from hazardous waste regulation. However, the EPA has also determined that national non-hazardous waste regulations under RCRA are needed for coal combustion wastes disposed in surface impoundments and landfills and used as mine-fill, and the Office of Surface Mining is currently developing these regulations. The agency also concluded that beneficial uses of these wastes, other than for mine-filling, pose no significant risk and no additional national regulations are needed. Most state hazardous waste laws also exempt coal combustion waste, and instead treat it as either a solid waste or a special waste. The loss of the hazardous waste exemption for coal combustion waste, or the adoption of new regulations for disposing of coal combustion waste which impose significant additional costs, could adversely affect the demand for coal for electricity generation.

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

State Regulation of Gas Operations

CNX Gas’ operations are also subject to regulation at the state and in some cases, county, municipal and local governmental levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells, the disposal of fluids used in connection with operations, and gas operations producing coalbed methane in relation to active mining. CNX Gas’ operations are also subject to various conservation laws and regulations. These include regulations that affect the size of drilling and spacing units or proration units, the density of wells which may be drilled and the unitization or pooling of gas properties. In addition, state conservation laws establish maximum rates of production from gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. A number of states have either enacted new laws or may be considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. CNX Gas’ gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although CNX Gas does not believe that they would be affected by such regulation any differently than other natural gas producers or gatherers. However, these regulatory burdens may affect profitability, and CNX Gas is unable to predict the future cost or impact of complying with such regulations.

Available Information

CONSOL Energy maintains a website on the World Wide Web at www.consolenergy.com. CONSOL Energy makes available, free of charge, on this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), as soon as reasonably practicable after such reports are available, electronically filed with, or furnished to the SEC, and are also available at the SEC’s website at www.sec.gov.

Executive Officers of The Registrant

Incorporated by reference into this Part I is the information set forth in Part III, Item 10 under the caption “Directors and Executive Officers of CONSOL Energy” (included herein pursuant to Item 401 (b) of Regulation S-K).

Item 1A.	Risk Factors.

Investment in our securities is subject to various risks, including risks and uncertainties inherent in our business. The following sets forth factors related to our business, operations, financial position or future financial performance or cash flows which could cause an investment in our securities to decline and result in a loss.

The current financial crisis and deteriorating economic conditions may have material adverse impacts on our business and financial condition that we currently cannot predict.

As widely reported, economic conditions in the United States and globally have been deteriorating. Financial markets in the United States, Europe and Asia have been experiencing a period of unprecedented turmoil and upheaval characterized by extreme volatility and declines in security prices, severely diminished liquidity and credit availability, inability to access capital markets, the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government and other governments. Unemployment has risen while business and consumer confidence have declined and there are fears of a prolonged recession. Although we cannot predict the impacts on us of the deteriorating economic conditions, they could materially adversely affect our business and financial condition. For example:

•	the demand for natural gas may decline due to the deteriorating economic conditions which could negatively impact the revenues, margins and profitability of our natural gas business;

•

the demand for electricity and/or for steel may decline due to the deteriorating economic conditions which could negatively impact the revenues, margins and profitability of our steam coal and metallurgical coal businesses;

•

the tightening of credit or lack of credit availability to our customers could adversely affect our ability to collect our trade receivables and the amount of receivables eligible for sale pursuant to our accounts receivable facility may decline;

•

our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital for our business including for exploration and/or development of our coal or gas reserves;

•	our commodity hedging arrangements could become ineffective if our counterparties are unable to perform their obligations or seek bankruptcy protection.

A significant extended decline in the prices CONSOL Energy receives for our coal and gas could adversely affect our operating results and cash flows.

Our financial results are significantly affected by the prices we receive for our coal and gas. Extended or substantial price declines for coal would adversely affect our operating results for future periods and our ability to generate cash flows necessary to improve productivity and expand operations. Prices of coal may fluctuate due to factors beyond our control such as overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; technological advances affecting energy consumption; domestic and foreign government regulations; price and availability of alternative fuels; price of foreign imports and weather conditions. Any adverse change in these factors could result in weaker demand and possibly lower prices for our production, which would reduce our revenues.

Gas prices are closely linked to consumption patterns of the electric generation industry and certain industrial and residential patterns where gas is the principal fuel. Natural gas prices are very volatile, and even relatively modest drops in prices can significantly affect our financial results and impede growth. Changes in natural gas prices have a significant impact on the value of our reserves and on our cash flow. In the past we have used hedging transactions to reduce our exposure to market price volatility when we deemed it appropriate. If we choose not to engage in, or reduce our use of hedging arrangements in the future, we may be more adversely affected by changes in natural gas and oil prices than our competitors who engage in hedging arrangements to a greater extent than we do. Prices for natural gas may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas, market uncertainty and a variety of additional factors that are beyond our control, such as: the domestic and foreign supply of natural gas; the price of foreign imports; overall domestic and global economic conditions; the consumption pattern of industrial consumers, electricity generators and residential users; weather conditions; technological advances affecting energy consumption; domestic and foreign governmental regulations; proximity and capacity of gas pipelines and other transportation facilities; and the price and availability of alternative fuels. Many of these factors may be beyond our control. Earlier in this decade, natural gas prices were lower than they are today. Lower natural gas prices may not only decrease our revenues on a per unit basis, but may also limit our access to capital. A significant decrease in price levels for an extended period would negatively affect us in several ways including our cash flow would be reduced, decreasing funds available for capital expenditures employed to replace reserves or increase production; and access to other sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable. Additionally, lower natural gas prices may reduce the amount of natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our estimates of development costs increase, production data factors change or our exploration results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our natural gas properties. We are required to perform impairment tests on our assets whenever events or changes in circumstances lead to a reduction of the estimated useful life or estimated future cash flows that would indicate that the carrying amount may not be recoverable or whenever management’s plans change with respect to those assets. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

If customers do not extend existing contracts, do not honor existing contracts, or do not enter into new long-term contracts for coal, profitability of CONSOL Energy’s operations could be affected

During the year ended December 31, 2008, approximately 90% of the coal CONSOL Energy produced was sold under long-term contracts (contracts with terms of one year or more). If a substantial portion of CONSOL Energy’s long-term contracts are modified or terminated or if force majeure is exercised, CONSOL Energy would be adversely affected if we are unable to replace the contracts or if new contracts were not at the same level of profitability. If existing customers do not honor current contract commitments, our revenue would be adversely affected. The profitability of our long-term coal supply contracts depends on a variety of factors, which vary from contract to contract and fluctuate during the contract term, including our production costs and other factors. Price changes, if any, provided in long-term supply contracts may not reflect our cost increases, and therefore, increases in our costs may reduce our profit margins. In addition, in periods of declining market prices, provisions for adjustment or renegotiation of prices and other provisions may increase our exposure to short-term coal price volatility. As a result, CONSOL Energy may not be able to obtain long-term agreements at favorable prices (compared to either market conditions, as they may change from time to time, or our cost structure) and long-term contracts may not contribute to our profitability.

The loss of, or significant reduction in, purchases by our largest customers could adversely affect our revenues.

For the year ended December 31, 2008, we derived over 25% of our total revenues from sales to our four largest coal customers. At December 31, 2008, we had approximately 24 coal supply agreements with these customers that expire at various times from 2009 to 2021. We are currently discussing the extension of existing agreements or entering into new long-term agreements with some of these customers, but these negotiations may not be successful and these customers may not continue to purchase coal from us under long-term coal supply agreements. If any one of these four customers were to significantly reduce their purchases of coal from us, or if we were unable to sell coal to them on terms as favorable to us as the terms under our current agreements, our financial condition and results of operations could suffer materially.

Our ability to collect payments from our customers could be impaired if their creditworthiness declines or if they fail to honor their contracts with us.

Our ability to receive payment for coal sold and delivered depends on the continued creditworthiness of our customers. Some power plant owners may have credit ratings that are below investment grade. If the creditworthiness of our customers declines significantly, our $165 million accounts receivable securitization program and our business could be adversely affected. In addition, if a customer refuses to accept shipments of our coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customer’s contractual obligations are honored.

Disruption of rail, barge, overland conveyor and other systems that deliver CONSOL Energy’s coal, or an increase in transportation costs, could make CONSOL Energy’s coal less competitive.

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

Competition within the coal and gas industries may adversely affect our ability to sell our products. A loss of our competitive position because of overcapacity in these industries could adversely affect pricing which could impair our profitability.

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

Recent increases in coal prices could encourage existing producers to expand capacity or for new producers to enter the market. If overcapacity results, our revenues could be reduced if prices fell or we cannot sell our coal.

The gas industry is intensely competitive with companies from various regions of the United States and we may compete with foreign companies for domestic sales, many of whom are larger and have greater financial, technological, human and other resources. If we are unable to compete, our company, our operating results and financial position may be adversely affected. For example, one of our competitive strengths is being a low-cost producer of gas. If our competitors can produce gas at a lower cost than us, it would effectively eliminate our competitive strength in that area. In addition, larger companies may be able to pay more to acquire new gas properties for future exploration, limiting our ability to replace gas we produce or to grow our production. Our ability to acquire additional properties and to discover new gas resources also depends on our ability to evaluate and select suitable properties and to consummate these transactions in a highly competitive environment.

We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.

Most of our workforce is comprised of people with technical skills related to the production of coal and gas. Approximately 50 percent of our workforce is 50 years of age or older. Based on our experience, we expect a high percentage of our employees to retire between now and the next five to seven years. This will require us to conduct an expanded and sustained effort to recruit new employees to replace those who retire and to fill new jobs as we grow our business. Some areas of Appalachia, most notably in eastern Kentucky, currently have a shortage of skilled labor. Because we have operations in this area, the shortage could make it more difficult to meet our staffing needs and therefore, our results may be adversely affected. Finally, a lack of qualified people may also affect companies that we use to perform certain specialized work. If these companies cannot find enough qualified workers, it may delay projects done for us or increase our costs.

The characteristics of coal may make it difficult for coal users to comply with various environmental standards. These standards are continually under review by international, federal and state agencies, related to coal combustion. As a result, coal users may switch to other fuels, which would affect the volume of CONSOL Energy’s coal sales.

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

We compete in international markets against coal produced in other countries. Coal is sold internationally in U.S. dollars. As a result, mining costs in competing producing countries may be reduced in U.S. dollar terms based on currency exchange rates, providing an advantage to foreign coal producers. Currency fluctuations among countries purchasing and selling coal could adversely affect the competitiveness of our coal in international markets.

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

For mining and drilling operations, CONSOL Energy must obtain, maintain, and renew governmental permits and approvals which can be a costly and time consuming process and can result in restrictions on our operations.

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

Global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases (GHGs), such as carbon dioxide and methane. Combustion of fossil fuels, such as the coal and gas we produce, results in the creation of carbon dioxide that is currently emitted into the atmosphere by coal and gas end users, such as coal-fired electric generation power plants. Numerous proposals have been made and are likely to continue to be made at the international, national, regional, and state levels of government that are intended to limit emissions of GHGs. Several states have already adopted measures requiring reduction of GHGs within state boundaries. Further regulation of GHGs could occur in the United States pursuant to treaty obligations, regulation under the Clean Air Act, or states enacting new laws and regulations. Internationally, the Kyoto Protocol, which set binding emission targets for developed countries (including the United States but has not been ratified by the

United States), expires in 2012 and negotiations are underway for a new protocol. In 2007, the U.S. Supreme Court upheld in Massachusetts v. Environmental Protection Agency (EPA), that the EPA had authority to regulate GHG’s under the Clean Air Act and a number of states have filed lawsuits seeking to force the EPA to adopt GHG regulations. President Obama has pledged to implement an economy-wide cap-and-trade program to reduce greenhouse gas emissions 80 percent by 2050 and that he would cause the United States to be a world leader on GHG reduction and re-engage with the United Nations Framework Convention on Climate Change to develop a global GHG program. Apart from governmental regulation, on February 4, 2008 three of Wall Street’s largest investment banks announced that they had adopted climate change guidelines for lenders to evaluate carbon risks in the financing of utility power plants which may make it more difficult for utilities to obtain financing for coal-fired plants. If comprehensive laws focusing on GHGs emission reductions were to be enacted by the United States, individual states, in other countries where we sell coal, or if utilities were to have difficulty obtaining financing in connection with coal-fired plants, it may adversely affect the use of and demand for fossil fuels, particularly coal, which could have a material adverse effect on our results of operations, cash flows and financial condition.

In July 2008, the EPA published an Advance Notice of Proposed Rulemaking (“ANPR”) seeking comments and discussion of the complex issues associated with the possible regulation of greenhouse gases under the Clean Air Act. The deadline for comments on the ANPR was November 28, 2008. The EPA sought comments and discussion on: (i) advantages and disadvantages of regulating greenhouse gases under various provisions of the Clean Air Act; (ii) how a decision to regulate greenhouse gases under one provision of the Clean Air Act would lead to regulation under other provisions; (iii) issues relevant to legislation to regulate greenhouse gases and the potential overlap of the Clean Air Act and such future legislation; and (iv) scientific information relevant to, and the issues raised by, an analysis as to whether greenhouse gas emissions from automobiles may reasonably be anticipated to endanger public health or welfare.

Coalbed methane must be expelled from our underground coal mines for mining safety reasons. Coalbed methane enhances the greenhouse gas effect to a greater degree than carbon dioxide. Our gas operations capture coalbed methane from our underground coal mines, although some coalbed methane is vented into the atmosphere when the coal is mined. If regulation of GHG emissions does not exempt the release of coalbed methane, we may have to curtail coal production, pay higher taxes, or incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines. The amount of coalbed methane we capture is recorded, on a voluntarily basis, with the U.S Department of Energy. We have recorded the amounts we have captured since the early 1990’s and our subsidiary, CNX Gas has registered as an offset provider of credits with the Chicago Climate Exchange. If regulation of GHGs does not give us credit for capturing methane that would otherwise be released into the atmosphere at our coal mines, any value associated with our historical or future credits would be reduced or eliminated.

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

For example, the federal Clean Water Act and corresponding state laws affect coal mining and gas operations by imposing restrictions on discharges into regulated surface waters. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. In combination with existing requirements under the Clean Water Act and corresponding state laws (including those relating to protection of “impaired waters” so designated by individual states through the use of new effluent limitations known as Total Maximum Daily Load (“TMDL”) limits; anti-degradation regulations which protect state designated “high quality/exceptional use” streams by restricting or prohibiting “discharges” which result in degradation; and requirements to treat discharges from coal mining properties for non-traditional pollutants, such as chlorides and selenium; and “protecting” streams, wetlands, other regulated water sources and associated riparian lands from the surface impacts of underground mining), may cause CONSOL Energy to incur significant additional costs that could adversely affect our operating results, financial condition and cash flows or may prevent us from being able to mine portions of our reserves. In addition, CONSOL Energy incurs and will continue to incur significant costs associated with the investigation and remediation of environmental contamination under the federal Comprehensive Environmental Response, Compensation, and Liability Act (Superfund) and similar state statutes and has been named as a potentially responsible party at Superfund sites in the past.

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

Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations, and may place restrictions on our methods of operation. In addition, government inspectors under certain circumstances, have the ability to order our operations to be shut down based on safety considerations.

Stringent health and safety standards were imposed by federal legislation when the Federal Coal Mine Health and Safety Act of 1969 were adopted. The Federal Coal Mine Safety and Health Act of 1977 expanded the enforcement of safety and health standards of the Coal Mine Health and Safety Act of 1969 and imposed safety and health standards on all (non-coal as well as coal) mining operations. Regulations are comprehensive and affect numerous aspects of mining operations, including training of mine personnel, mining procedures, the equipment used in mine emergency procedures, mine plans and other matters. Several mining accidents at our competitors’ mines that resulted in fatalities in early 2006 led to adoption of additional safety regulations by the Mine Safety and Health Administration and the adoption in June 2006 of the Mine Improvement and New Emergency Response Act of 2006 (“the MINER Act”). The additional requirements of the MINER Act and implementing federal regulations include, among other things, expanded emergency response plans, providing additional quantities of breathable air for emergencies, installation of refuge chambers in underground coal mines, installation of two-way communications and tracking systems for underground coal mines, new standards for sealing mined out areas of underground coal mines, more available mine rescue teams and enhanced training for emergencies. Most states in which CONSOL Energy operates have programs for mine safety and health regulation and enforcement. We believe that the combination of federal and state safety and health regulations in the coal mining industry is, perhaps, the most comprehensive system for protection of employee safety and health affecting any industry. Most aspects of mine operations, particularly underground mine operations, are subject to extensive regulation. The various requirements mandated by law or regulation can place restrictions on our methods of operations, creating a significant effect on operating costs and productivity. In addition, government inspectors under certain circumstances, have the ability to order our operation to be shut down based on safety considerations.

CONSOL Energy has reclamation and mine closure obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.

The Surface Mining Control and Reclamation Act establish operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation and mine-closing liabilities, which are based upon permit requirements and our experience, were approximately $464 million at December 31, 2008. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proven reserves, assumptions involving profit margins, inflation rates, and the assumed credit-adjusted risk-free interest rates. Furthermore, these obligations are unfunded. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be adversely affected.

CONSOL Energy faces uncertainties in estimating our economically recoverable coal reserves, and inaccuracies in our estimates could result in lowers than expected revenues, higher than expected costs and decreased profitability.

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

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time and, in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the year ended December 31,

2008, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy has also been sued in a limited number of asbestos cases in Pennsylvania and Illinois. All involve claims that the plaintiffs developed asbestos-related disease as a result of working with or around asbestos containing products used at mines operated by subsidiaries of Consolidation Coal Company or CONSOL of Kentucky. CONSOL Energy has raised a number of defenses including lack of jurisdiction and that it is not properly named as a party since CONSOL Energy did not own or operate the mines at which the alleged exposures occurred. Discovery is still in the early stages in each matter. The Company believes it is not responsible for these claims, and it will vigorously defend the cases. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL and its subsidiaries are subject to various legal proceedings, which may have a material effect on our business.

We are party to a number of legal proceedings incident to normal business activities. There is the potential that an individual matter or the aggregation of many matters could have an adverse effect on our cash flows, results of operations or financial position. See Note 25 in the Notes to the Audited Consolidated Financial Statements for further discussion.

CONSOL Energy has obligations for long-term employee benefits for which we accrue based upon assumptions which, if inaccurate, could result in CONSOL Energy being required to expense greater amounts than anticipated.

CONSOL Energy provides various long-term employee benefits to inactive and retired employees. We accrue amounts for these obligations. At December 31, 2008, the current and non-current portions of these obligations included:

•	post retirement medical and life insurance ($2.6 billion);

•	coal workers’ black lung benefits ($200.1 million);

•	salaried retirement benefits ($196.5 million); and

•	workers’ compensation ($159.8 million).

However, if our assumptions are inaccurate, we could be required to expend greater amounts than anticipated. These obligations are unfunded, except for salaried retirement benefits. The 2008 plan year funding ratio was 92%. In addition, several states in which we operate consider changes in workers’ compensation and black lung laws from time to time. Such changes, if enacted, could increase our benefit expense.

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

The minimum funding level requirements of the Pension Protection Act of 2006 (“Pension Act”) applicable to single employer and multi-employer defined benefit pension plans, coupled with significant investment asset losses suffered by such pension plans during the current historic decline in equity markets and the current volatile economic environment, have exposed CONSOL Energy to having to make additional cash contributions to fund the pension benefit plans which we sponsor and the multi-employer pension benefit plans in which we participate.

CONSOL Energy sponsors a defined benefit retirement plan that covers substantially all employees not participating in multi-employer pension plans. For this pension plan, the Pension Act requires a funding target of 100% of the present value of accrued benefits. The Pension Act includes a funding target phase-in provision that establishes a funding target of 92% in 2008, 96% in 2010, and 100% thereafter for the defined benefit pension plan. Any such plan with a funded ratio of less than 80%, or less than 70% using special assumptions, will be deemed to be “at risk” and will be subject to additional funding requirements under the Pension Act. The 2008 plan year funding ratio was 92%. The current volatile economic environment and the rapid deterioration in the equity markets have caused investment income and the value of investment assets held in our pension trust to decline and lose value. As a result, CONSOL Energy may be required to increase the amount of cash contributions it makes into the pension trust in order to meet the funding level requirements of the Pension Act.

Certain subsidiaries of CONSOL Energy also participate in a defined benefit multi-employer pension plan negotiated with the United Mine Workers of America (“UMWA”) and contained in the National Bituminous Coal Wage Agreement (“NBCWA”). The NBCWA currently calls for contribution amounts to be paid into the multi-employer 1974 Pension Trust based principally on hours worked by UMWA-represented employees. The current contribution rates called for by the NBCWA are: $3.50 per hour worked in 2008, $4.25 per hour worked in 2009, $5.00 per hour worked in 2010, and $5.50 per hour worked in 2011. These multi-employer pension plan contributions are expensed as incurred. The Pension Act requires a minimum funding ratio of 80% be maintained for this multi-employer pension plan and if the plan is determined to have a funded ratio of less than 80% it will be deemed to be “endangered”, and if less than 60% it will be deemed to be “critical”, and will in either case be subject to additional funding requirements. Based on an estimated funding percentage of 91.4%, a certification was provided by the multi-employer plan actuary, stating that the plan is in neither “endangered” nor “critical” status for the plan year beginning July 1, 2008. However, the current volatile economic environment and the rapid deterioration in the equity markets have caused investment income and the value of investment assets held in the 1974 Pension Trust to decline and lose value. In the event that an estimate or a certification of the funding ratio were to be performed by the multi-employer pension plan actuary at December 31, 2008, a likely result would be the plan being deemed to be in “endangered” or “critical” status because the funding ratio under the Pension Act would be less than 80%. Such a determination would require certain subsidiaries of CONSOL Energy to make additional contributions pursuant to a funding improvement plan implemented in accordance with the Pension Act and, therefore, could have a material impact our operating results.

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

CONSOL Energy’s defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution for benefits earned up through December 31, 2005 in lieu of annual payments when they retire from CONSOL Energy. Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans for the Terminations Benefits,” requires that if the lump-sum distributions made for a plan year, which currently for CONSOL Energy is January 1 to December 31, exceed the total of the service cost and interest cost for the plan year, CONSOL Energy would need to recognize for that year’s results of operations an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year.

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

Acquisitions that we have completed, acquisitions that we may undertake in the future, as well as expanding existing company mines involve a number of risks, any of which could cause us not to realize the anticipated benefits.

We have completed several acquisitions and mine expansions in the past. We continually seek to grow our business by adding and developing coal and gas reserves through acquisitions; and by expanding the production at existing mines and existing gas operations. If we are unable to successfully integrate the companies, businesses or properties we acquire, our profitability may decline and we could experience a material adverse effect on our business, financial condition, or results of operations. Mine expansion, gas operation expansion and acquisition transactions involve various inherent risks, including:

•

Uncertainties in assessing the value, strengths, and potential profitability of, and identifying the extent of all weaknesses, risks, contingent and other liabilities (including environmental liabilities) of expansion and acquisition opportunities;

•	The potential loss of key customers, management and employees of an acquired business;

•	The ability to achieve identified operating and financial synergies anticipated to result from an expansion or an acquisition opportunity;

•	Problems that could arise from the integration of the acquired business; and

•	Unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying our rationale for pursuing the expansion or the acquisition opportunity.

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

Our exploration and development activities may not be commercially successful.

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

Our future drilling activities may not be successful, and our drilling success rates could decline. Unsuccessful drilling activities could result in higher costs without any corresponding revenues.

We have a limited operating history in certain of our operating natural gas areas, and our increased focus on new development projects in these and other unexplored areas increases the risks inherent in our gas and oil activities.

In 2009 and beyond we plan to conduct testing and development activities in areas where we have little or no proved reserves, such as certain areas in Pennsylvania, Kentucky and Tennessee. These exploration, drilling and production activities will be subject to many risks, including the risk that coalbed methane or other natural gas is not present in sufficient quantities in the coal seam or target strata, or that sufficient permeability does not exist for the gas to be produced economically. We have invested in property, and will continue to invest in property, including undeveloped leasehold acreage, that we believe will result in projects that will add value over time. Drilling for coalbed methane, other natural gas and oil may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net reserves to return a profit after deducting drilling, operating and other costs. We cannot be certain that the wells we drill in these new areas will be productive or that we will recover all or any portion of our investments.

Our natural gas business depends on transportation facilities owned by others. Disruption of, capacity constraints in, or proximity to pipeline systems could limit sales of our gas.

We transport our gas to market by utilizing pipelines owned by others. If pipelines do not exist near our producing wells, if pipeline capacity is limited or if pipeline capacity is unexpectedly disrupted, our gas sales could be limited, reducing our profitability. If we cannot access pipeline transportation, we may have to reduce our production of gas or vent our produced gas to the atmosphere because we do not have facilities to store excess inventory. If our sales are reduced because of transportation constraints, our revenues will be reduced, which will also increase our unit costs. If we cannot obtain transportation capacity and we do not have the ability to store gas, we may have to reduce production. If pipeline quality tariffs change, we might be required to install additional processing equipment which could increase our costs. The pipeline could curtail our flows until the gas delivered to their pipeline is in compliance.

Increased natural gas industry activity may create shortages of field services, equipment and personnel, which may increase our costs and may limit our ability to drill and produce from our natural gas properties.

The demand for well service providers, related equipment, and qualified and experienced field personnel to drill wells and conduct field operations, including geologists, geophysicists, engineers and other professionals in the natural gas and oil industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. These shortages may lead to escalating prices, the possibility of poor services, inefficient drilling operations, and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services and add costs for damages due to accidents sustained from the over use of equipment and inexperienced personnel. Higher oil and natural gas prices generally stimulate increased demand and result in increased prices for drilling equipment, crews and associated supplies, equipment and services. In addition, the costs and delivery times of equipment and supplies are substantially greater in periods of peak demand. Accordingly, we cannot assure that we will be able to obtain necessary drilling equipment and supplies in a timely manner or on satisfactory terms, and we may experience shortages of, or material increases in the cost of, drilling equipment, crews and associated supplies, equipment and services in the future. Any such delays and price increases could adversely affect our ability to pursue our drilling program and our results of operations.

Unless we replace our natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition, results of operations and cash flows.

Producing natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Because total estimated proved reserves include our proved undeveloped reserves at December 31, 2008, production is expected to decline even if those proved undeveloped reserves are developed and the wells produce as expected. The rate of decline will change if production from our existing wells declines in a different manner than we have estimated and can change under other circumstances. Thus, our future natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

We may incur additional costs and delays to produce gas because we have to acquire additional property rights to perfect our title to the gas estate.

Some of the gas rights we believe we control are in areas where we have not yet done any exploratory or production drilling. Most of these properties were acquired by CONSOL Energy primarily for the coal rights, and, in many cases were acquired years ago. While chain of title work for the coal estate was generally fully developed, in many cases, the gas estate title work is less robust. Our practice is to perform a thorough title examination of the gas estate before we commence drilling activities and to acquire any additional rights needed to perfect our ownership of the gas estate for development and production purposes. We may incur substantial costs to acquire these additional property rights and the acquisition of the necessary rights may not be feasible in some cases. Our inability to obtain these rights may adversely impact our ability to develop those properties. Some states permit us to produce the gas without perfected ownership under an administrative process known as “forced pooling,” which require us to give notice to all potential claimants and pay royalties into escrow until the undetermined rights are resolved. As a result, we may have to pay royalties to produce gas on acreage that we control and these costs may be material. Further, the forced pooling process is time-consuming and may delay our drilling program in the affected areas.

In addition, although we have the rights to coal, in some cases CONSOL Energy may not possess the rights to extract and produce gas from coal seams and from shale locations. If we are unable in such cases to obtain those rights from their owners, we will not enjoy the rights to develop the coalbed methane with our mining of coal. Our failure to obtain these rights may adversely impact our ability in the future to increase gas production and gas reserves. For example, we have substantial acreage in West Virginia for which we have not reviewed the title to determine what, if any, additional rights would be needed to produce coalbed methane from those locations or the feasibility of obtaining those rights.

Currently the majority of our natural gas producing properties is located in three counties in southwestern Virginia, making us vulnerable to risks associated with having our production concentrated in one area.

The vast majority of our producing properties are geographically concentrated in three counties in Virginia. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions of production from these wells caused by significant governmental regulation, transportation capacity constraints, curtailment of production, natural disasters or interruption of transportation of natural gas produced from the wells in this basin or other events which impact this area.

Our natural gas drilling and production operations require the removal of water from the coal, shale and other strata from which we produce gas. In addition, we must find adequate sources of water to facilitate the drilling and fracturing process. If we are unable to acquire supplies of water for drilling or are unable to dispose of the water we use or remove from the strata at a reasonable cost and within applicable environmental rules, our ability to produce gas commercially and in commercial quantities could be impaired.

Coal, shale and other strata frequently contain water that must be removed in order for the gas to detach from the coal and flow to the wellbore. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce gas in commercial quantities. Also, the cost of water disposal may affect our profitability.

We use a substantial amount of water in our gas well drilling operations. Our inability to locate sufficient amounts of water, or dispose of water after drilling, could impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of natural gas. Furthermore, new environmental regulations governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may also increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse affect on our operations and financial performance.

Coalbed methane and other gas that we produce often contain impurities that must be removed, and the gas must be processed before it can be sold, which can adversely affect our operations and financial performance.

A substantial amount of our gas needs to be processed in order to make it salable to our intended customers. At times, the cost of processing this gas relative to the quantity of gas produced from a particular well, or group of wells, may outweigh the economic benefit of selling that gas. Our profitability may decrease due to the reduced production and sale of gas.

Enactment of a Pennsylvania severance tax on natural gas could adversely impact our results of existing operations and the economic viability of exploiting new gas drilling and production opportunities in Pennsylvania.

As a result of a funding gap in the Pennsylvania state budget due to significant declines in anticipated tax revenues, the Pennsylvania governor has proposed to its legislature the adoption of a wellhead or severance tax on the production of natural gas in Pennsylvania. The amount of the proposed tax is 5 percent of the value of the natural gas at wellhead plus 4.7 cents per 1,000 cubic feet of natural gas severed. In Pennsylvania we have rights in significant acreage for coalbed methane and other natural gas extraction on which we have drilled and expect to continue to drill producing wells. In 2008, 12%, or 9.1 bcf, of our production was from PA. In addition, a significant amount of our Marcellus shale play acreage is in Pennsylvania. We cannot predict whether Pennsylvania will adopt any such tax, nor if adopted the rate of tax. If Pennsylvania adopts such a tax, it could adversely impact our results of existing operations and the economic viability of exploiting new gas drilling and production opportunities in Pennsylvania.

Our hedging activities may prevent us from benefiting from price increases and may expose us to other risks.

To manage our exposure to fluctuations in the price of natural gas, we enter into hedging arrangements with respect to a portion of our expected production. As of December 31, 2008, we had hedges on approximately 41.9 Bcf of our targeted 2009 natural gas production. To the extent that we engage in hedging activities, we may be prevented from realizing the benefits of price increases above the levels of the hedges.

In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	our production is less than expected;

•	the counterparties to our contracts fail to perform the contracts; or

•	the creditworthiness of our counterparties or their guarantors is substantially impaired.

If our gas hedges would no longer qualify for hedge accounting, we will be required to mark them to market and recognize the adjustments through current year earnings. This may result in more volatility in our income in future periods.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

See “Coal Operations” and “Gas Operations” in Item 1 of this 10-K for a description of CONSOL Energy’s properties.

Item 3.	Legal Proceedings.

The first through seventeenth paragraphs of Note 25 of the Notes to the Audited Consolidated Financial Statements included as Item 8 in Part II of this Form 10-K are incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

Our common stock is listed on the New York Stock Exchange under the symbol CNX. The following table sets forth for the periods indicated the range of high and low sales prices per share of our common stock as reported on the New York Stock Exchange and the cash dividends declared on the common stock for the periods indicated:

	High	Low	Dividends
Year Period Ended December 31, 2008:
Quarter Ended March 31, 2008	$84.18	$53.63	$0.10
Quarter Ended June 30, 2008	$119.10	$67.33	$0.10
Quarter Ended September 30, 2008	$112.23	$36.25	$0.10
Quarter Ended December 31, 2008	$44.95	$18.50	$0.10
Year Period Ended December 31, 2007:
Quarter Ended March 31, 2007	$39.90	$29.15	$0.07
Quarter Ended June 30, 2007	$49.85	$38.37	$0.07
Quarter Ended September 30, 2007	$50.21	$34.37	$0.07
Quarter Ended December 31, 2007	$74.18	$45.04	$0.10

As of February 10, 2009, there were 195 holders of record of our common stock. The computation of the approximate number of shareholders is based upon a broker search.

The following performance graph compares the yearly percentage change in the cumulative total shareholder return on the common stock of CONSOL Energy to the cumulative shareholder return for the same period of a peer group and the Standard & Poor’s 500 Stock Index. The peer group is comprised of CONSOL Energy, Alliance Resource Partners, Alpha Natural Resources, Inc., Anadarko Petroleum Corp., Apache Corp., Arch Coal, Inc., Cabot Oil & Gas Corp., Callon Petroleum Co., Cheasapeake Energy, Corp., Climarex Energy, Co., Comstock Resources, Inc., Denbury Resources, Inc., Devon Energy Corp., Encana Corp., EOG Resources, Inc., Foundation Coal Holdings, Inc., International Coal Group, Inc., James River Coal Co., Massey Energy Co., Newfield Exploration Co., Nexen Inc., Noble Energy Inc., Peabody Energy Corp., Penn Virginia Corp., Pioneer Natural Resources Co., Rio Tinto PLC (ADR), St. Mary Land & Exploration, Stone Energy Corp., Ultra Petroleum Corp., and Westmorland Coal Co. The graph assumes that the value of the investment in CONSOL Energy common stock and each index was $100 at December 31, 2003. The graph also assumes that all dividends were reinvested and that the investments were held through December 31, 2008.

	2003	2004	2005	2006	2007	2008
CONSOL Energy Inc.	100.0	160.7	220.8	220.2	343.8	284.3
Peer Group	100.0	132.0	190.1	193.0	253.3	202.2
S&P 500 Stock Index	100.0	110.7	115.5	131.1	136.5	99.9

Cumulative Total Shareholder Return Among CONSOL Energy Inc., Peer Group and

S&P 500 Stock Index

The above information is being furnished pursuant to Regulation S-K, Item 201 (e) (Performance Graph).

On January 30, 2009, CONSOL Energy’s board of directors declared a dividend of $0.10 per share, payable on February 20, 2009, to shareholders of record on February 9, 2009.

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the board of directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or greater or our availability is less than $100 million. The leverage ratio was 1.34 to 1.00 and our availability was approximately $244 million at December 31, 2008. The credit facility does not permit dividend payments in the event of defaults. There were no defaults in the year ended December 31, 2008.

On September 12, 2008, CONSOL Energy Board of Directors announced a share repurchase program of up to $500 million of the company’s common stock during a 24-month period beginning September 9, 2008. The share repurchase plan will be used from time-to-time depending on a number of factors including: current market conditions; the company’s financial outlook; business conditions, including cash flows and internal capital requirements; as well as alternative investment options. We repurchased common stock under this program in 2008 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Share Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (000’s omitted)
As of September 9, 2008	—	—	—	$500,000
September 9, 2008—September 30, 2008	1,188,500	$39.05	1,188,500	$453,585
October 1, 2008—December 31, 2008	1,552,800	$32.95	2,741,300	$402,427

Total	2,741,300	$35.59

Previously, on December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300 million of the company’s common stock during a 24-month period beginning January 1, 2006 and ending December 31, 2007. The program was not renewed. We repurchased common stock under this program in each of the quarters of 2006 and 2007 as follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly announced Share Repurchase Program
January 1, 2006—March 31, 2006	2,391,800	$32.22	2,391,800
April 1, 2006—June 30, 2006	158,000	$41.28	2,549,800
July 1, 2006—September 30, 2006	965,000	$33.97	3,514,800
October 1, 2006—December 31, 2006	—	—	3,514,800

Total 2006 Repurchases	3,514,800	$33.11
January 1, 2007—March 31, 2007	730,000	$35.05	4,244,800
April 1, 2007—June 30, 2007	1,357,800	$39.80	5,602,600
July 1, 2007—September 30, 2007	—	—	5,602,600
October 1, 2007—December 31, 2007	—	—	5,602,600

Total 2007 Repurchases	2,087,800	$38.14

Total Repurchases under Program	5,602,600	$35.18

See Part III, Item 12. “Security ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for information relating to CONSOL Energy’s equity compensation plans.

Item 6.	Selected Financial Data.

The following table presents our selected consolidated financial and operating data for, and as of the end of, each of the periods indicated. The selected consolidated financial data for, and as of the end of, each of the years ended December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements. The selected consolidated financial and operating data are not necessarily indicative of the results that may be expected for any future period. The selected consolidated financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in this report.

STATEMENT OF INCOME DATA

(In thousands except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Revenue and Other Income:
Sales—Outside and Related Party	$4,181,569	$3,324,346	$3,286,522	$2,935,682	$2,425,206
Sales—Purchased Gas	8,464	7,628	43,973	275,148	112,005
Sales—Gas Royalty Interests	79,302	46,586	51,054	45,351	41,858
Freight—Outside and Related Party(A)	216,968	186,909	162,761	119,811	110,175
Other Income	166,142	196,728	170,861	107,131	87,505
Gain on Sale of 18.5% interest in CNX Gas	—	—	—	327,326	—

Total Revenue and Other Income	4,652,445	3,762,197	3,715,171	3,810,449	2,776,749
Costs:
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	2,843,203	2,352,000	2,249,776	2,122,259	1,855,033
Purchased Gas Costs	8,175	7,162	44,843	278,720	113,063
Gas Royalty Interests Costs	73,962	39,921	41,879	36,501	32,914
Freight Expense	216,968	186,909	162,761	119,811	110,175
Selling, General and Administrative Expense	124,543	108,664	91,150	80,700	72,870
Depreciation, Depletion and Amortization	389,621	324,715	296,237	261,851	280,397
Interest Expense	36,183	30,851	25,066	27,317	31,429
Taxes Other Than Income	289,990	258,926	252,539	228,606	198,305
Black Lung Excise Tax Refunds	(55,795)	24,092	—	—	—

Total Costs	3,926,850	3,333,240	3,164,251	3,155,765	2,694,186

Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	725,595	428,957	550,920	654,684	82,563
Income Taxes (Benefits)	239,934	136,137	112,430	64,339	(32,646)

Earnings Before Minority Interest and Cumulative Effect of Change in Accounting principle	485,661	292,820	438,490	590,345	115,209
Minority Interest	(43,191)	(25,038)	(29,608)	(9,484)	—
Cumulative Effect of Change in Accounting for Workers’ Compensation Liability, Net of Income Taxes of $53,080	—	—	—	—	83,373

Net Income	$442,470	$267,782	$408,882	$580,861	$198,582

Earnings Per Share before Cumulative Effect of Change in Accounting:
Basic	$2.43	$1.47	$2.23	$3.17	$0.64

Dilutive	$2.40	$1.45	$2.20	$3.13	$0.63

Earnings Per Share From Net Income:
Basic(B)	$2.43	$1.47	$2.23	$3.17	$1.10

Dilutive(B)	$2.40	$1.45	$2.20	$3.13	$1.09

Weighted Average Number of Common Shares Outstanding:
Basic(C)	182,386,011	182,050,627	183,354,732	183,489,908	180,461,386

Dilutive(C)	184,679,592	184,149,751	185,638,106	185,534,980	182,399,890

Dividend Per Share	$0.40	$0.31	$0.28	$0.28	$0.28

BALANCE SHEET DATA

(In thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Working (deficiency) capital	$(527,926)	$(333,242)	$174,372	$194,578	$(243,275)
Total assets	7,370,458	6,208,090	5,663,332	5,071,963	4,195,611
Short-term debt	557,700	247,500	—	—	5,060
Long-term debt (including current portion)	490,752	507,208	552,263	442,996	429,645
Total deferred credits and other liabilities	3,716,021	3,325,231	3,228,653	2,726,563	2,582,318
Stockholders’ equity	1,462,187	1,214,419	1,066,151	1,025,356	469,021

OTHER OPERATING DATA

(Unaudited)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Coal:
Tons sold (in thousands)(D)(E)	66,236	65,462	68,920	70,401	69,537
Tons produced (in thousands)(E)	65,077	64,617	67,432	69,126	67,745
Productivity (tons per manday)(E)	36.80	41.29	38.41	37.95	40.51
Average production cost ($ per ton produced)(E)	$41.08	$33.68	$32.53	$30.06	$27.54
Average sales price of tons produced ($ per ton produced)(E)	$48.77	$40.60	$38.99	$35.61	$30.06
Recoverable coal reserves (tons in millions)(E)(F)	4,543	4,526	4,272	4,546	4,509
Number of active mining complexes (at period end)	17	15	14	17	16
Gas:
Net sales volume produced (in billion cubic feet)(E)	76.56	58.25	56.14	48.39	48.56
Average sale price ($ per mcf)(E)(G)	$8.99	$7.20	$7.04	$5.90	$4.90
Average cost ($ per mcf)(E)	$3.67	$3.33	$2.88	$2.69	$2.45
Proved reserves (in billion cubic feet)(E)(H)	1,422	1,343	1,265	1,130	1,045

CASH FLOW STATEMENT DATA

(In thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net cash provided by operating activities	$1,029,464	$684,033	$664,547	$409,086	$358,091
Net cash used in investing activities	(1,098,856)	(972,104)	(661,546)	(74,413)	(400,542)
Net cash provided by (used in) financing activities	166,253	105,839	(119,758)	(455)	42,360

OTHER FINANCIAL DATA (Unaudited) (In thousands)

Capital expenditures	$1,061,669	$1,039,838	$690,546	$532,796	$420,965
EBIT(I)	685,574	421,978	531,009	664,451	108,616
EBITDA(I)	1,075,195	746,693	827,246	926,302	389,013
Ratio of earnings to fixed charges(J)	10.67	7.48	11.36	15.95	2.76

(A)	See Note 26 of Notes to the Audited Consolidated Financial Statements for sales and freight by operating segment.
(B)	Basic earnings per share are computed using weighted average shares outstanding. Differences in the weighted average number of shares outstanding for purposes of computing dilutive earnings per share are due to the inclusion of the weighted average dilutive effect of employee and non-employee director stock options granted, totaling 2,293,581 shares, 2,099,124 shares, 2,283,374 shares, 2,045,072 shares and 1,938,504 shares for the year ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.
(C)	On May 4, 2006, CONSOL Energy’s Board of Directors declared a two-for-one stock split of the common stock. The stock split resulted in the issuance of approximately 92.5 million additional shares of common stock. Shares and earnings per share for all periods presented are reflected on a post-split basis.
(D)	Includes sales of coal produced by CONSOL Energy and purchased from third parties. Of the tons sold, CONSOL Energy purchased the following amount from third parties: 1.7 million tons in the year ended December 31, 2008, 0.5 million tons in the year ended December 31, 2007, 1.3 million tons in the year ended December 31, 2006, 1.5 million tons in year ended December 31, 2005 and 2.1 million tons in the year ended December 31, 2004. Also, includes 1.2 million, 0.8 million and 1.1 million sales tons for the year ended December 31, 2008, 2007 and 2006, respectively, which is 100% of tons sold by our fully consolidated, 49% owned variable interest entity. The remaining 51% interest, which CONSOL Energy did not previously own, was purchased on December 3, 2008. Sales of coal produced by equity affiliates were 0.2 million tons in the year ended December 31, 2008, 0.1 million ton in the year ended December 31, 2007, no tons in the year ended December 31, 2006, insignificant in the year ended December 31, 2005 and 0.1 million tons in the year ended December 31, 2004.
(E)	Amounts include intersegment transactions. For entities that are not wholly owned but in which CONSOL Energy owns at least 50% equity interest, includes a percentage of their net production, sales or reserves equal to CONSOL Energy’s percentage equity ownership. For coal, amounts include 100% of our fully consolidated, 49% owned variable interest entity. The remaining 51% interest, which CONSOL Energy did not previously own, was purchased on December 3, 2008. Also for coal, Glennies Creek Mine is reported as an equity affiliate through February 2004. For gas, amounts include 100% of CNX Gas’ basis; they exclude the minority interest reduction. Also for gas, Knox Energy makes up the equity earnings data in 2007, 2006, 2005, and 2004. The remaining interest in Knox that CNX Gas did not previously own was purchased on June 18, 2008. Our proportionate share of proved reserves for gas equity affiliates is 3.6 bcf, 2.2 bcf, 2.7 bcf, and 2.4 bcf at December 31, 2007, 2006, 2005 and 2004, respectively. Sales of gas produced by equity affiliates were 0.32 bcf in the year ended December 31, 2007; 0.22 bcf in the year ended December 31, 2006; 0.23 bcf in the year ended December 31, 2005; and 0.20 bcf in the year ended December 31, 2004.
(F)	Represents proven and probable coal reserves at period end.
(G)	Represents average net sales price before the effect of derivative transactions.
(H)	Represents proved developed and undeveloped gas reserves at period end.

(I)	EBIT is defined as earnings before deducting net interest expense (interest expense less interest income) and income taxes. EBITDA is defined as earnings before deducting net interest expense (interest expense less interest income), income taxes and depreciation, depletion and amortization. For 2004 we have excluded the impacts of cumulative effects of accounting changes in the computation of EBIT and EBITDA. Although EBIT and EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating CONSOL Energy because they are widely used in the coal industry as measures to evaluate a company’s operating performance before debt expense and cash flow. Financial covenants in our credit facility include ratios based on EBITDA. EBIT and EBITDA do not purport to represent cash generated by operating activities and should not be considered in isolation or as a substitute for measures of performance in accordance with generally accepted accounting principles. In addition, because EBIT and EBITDA are not calculated identically by all companies, the presentation here may not be comparable to other similarly titled measures of other companies. Management’s discretionary use of funds depicted by EBIT and EBITDA may be limited by working capital, debt service and capital expenditure requirements, and by restrictions related to legal requirements, commitments and uncertainties. A reconcilement of EBIT and EBITDA to financial net income is as follows:

(Unaudited))

(In thousands)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net Income	$442,470	$267,782	$408,882	$580,861	$198,582
Add: Interest expense	36,183	30,851	25,066	27,317	31,429
Less: Interest income	(2,363)	(12,792)	(15,369)	(8,066)	(5,376)
Less: Interest income included in black lung excise tax refund	(30,650)	—	—	—	—
Less: Cumulative Effect of Changes in Accounting for Workers’ Compensation Liability, net of Income Taxes of $53,080	—	—	—	—	(83,373)
Add: Income Tax Expense (Benefit)	239,934	136,137	112,430	64,339	(32,646)

Earnings before interest and taxes (EBIT)	685,574	421,978	531,009	664,451	108,616
Add: Depreciation, depletion and amortization	389,621	324,715	296,237	261,851	280,397

Earnings before interest, taxes and depreciation, depletion and amortization (EBITDA)	$1,075,195	$746,693	$827,246	$926,302	$389,013

(J)	For purposes of computing the ratio of earnings to fixed charges, earnings represent income before income taxes plus fixed charges. Fixed charges include (a) interest on indebtedness (whether expensed or capitalized), (b) amortization of debt discounts and premiums and capitalized expenses related to indebtedness and (c) the portion of rent expense we believe to be representative of interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Although current forecasts regarding world wide demand for coal and natural gas are less robust than estimates a year ago because of the high degree of uncertainty regarding global economic growth, the company believes that the long-term fundamentals of population growth, a desire for improved living standards, and the need to build or repair critical infrastructure in many countries will be the primary drivers for energy over the next several decades. In the short term, economic stimulus spending by the United States and other countries should result in improvements in demand for coal and gas as infrastructure projects are initiated and economic activity increases.

In the short-term, base loading of eastern U. S. power generation in the key markets will continue to create demand for CONSOL’s high-Btu coal. On the supply side, coal production challenges related to permitting, new safety regulations, and complex geology in Appalachia are expected to keep supplies tight.

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

•

The company’s relatively low debt and strong liquidity position allows the company to maintain its reputation as a disciplined producer and to make adjustments to production should market conditions require it, in addition the company has no principal debt payments due in 2009 and the company’s revolving line of credit is in place through 2012; and

•	The company has the flexibility to defer or slow certain capital project outlays without undercutting the company’s fundamental growth strategy.

During the second and third quarters of 2008, a number of factors impacted coal production, but no single factor dominated. Factors included: events such as roof falls on main line belt haulage; regulatory issues, particularly related to safety that impacted productivity and costs; technological issues, particularly the challenge of completing development of new longwall coal panels as rapidly as required; and geologic issues such as roof conditions and intrusion of rock into coal seams. We have made a number of important changes that positively impacted productivity and production in the fourth quarter, resulting in a reduction in costs.

We have taken various steps with respect to the development issue because it is key to maximizing efficiency from our longwall equipped mines. The company has added crews and changed work schedules to increase longwall panel development; has worked with equipment manufacturers to develop better haulage systems for continuous mining machines to increase rates of advance in development sections of the mine; and is modifying mine plans in a number of longwall-equipped mines to increase the ratio of coal produced by the longwall equipment compared to that produced by the continuous miners.

Some of the changes we have made, such as adding additional crews, have given us immediate benefits. Other activities, such as mine plan modifications, may take several quarters to fully execute. However, over the next year, we expect the aggregate result of these actions will positively impact productivity.

Regulatory impacts on production are more difficult to manage. Most producers in the eastern U.S. are being impacted by government regulations and enforcement to a much greater extent than a few years ago. The pace with which government issues permits needed for on-going operations to continue mining has negatively impacted expected production, especially in Central Appalachia. Environmental groups in Southern West Virginia and Kentucky have challenged state and U.S. Army Corps of Engineers permits for mountaintop mining on various grounds. The most recent challenges have focused on the adequacy of the Corps of Engineers analysis of impacts to streams and the adequacy of mitigation plans to compensate for stream impacts. In 2007, the U.S. District Court of the Southern District of West Virginia found other operators’ permits for mining in these areas to be deficient. The ruling is currently in appeals. The legal issues around these previously issued permits have delayed or prevented the issuance of new permits by the Corps of Engineers. Currently, CONSOL Energy’s surface operations in these areas have been impacted to a limited extent, but the delay or denial of additional permits could impact some or all of the surface operations within the next twelve to twenty-four months.

In addition, over the past few years, the length of time needed to bring a new mine into production has increased by several years because of the increased time required to obtain necessary permits. New safety laws and regulations have impacted productivity at underground mines, although the company has not yet been able to ascertain the exact amount of the impact.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the EESA Act) was signed into law. The EESA Act contains a section that authorizes certain coal producers and exporters who have filed a Black Lung Excise Tax (BLET) return on or after October 1, 1990, to request a refund of the BLET paid on export sales. The EESA Act requires that the U.S. Treasury refund a coal producer or exporter an amount equal to the BLET erroneously paid on export sales in prior years along with interest computed at the statutory rates applicable to overpayments.

CONSOL Energy filed timely claims for refunds under the EESA Act of the BLET with the Internal Revenue Service in the amount of approximately $27 million. In addition, the estimated interest related to the BLET refunds expected to be received is approximately $32 million. In relation to this receivable, CONSOL Energy also recognized approximately $3 million of expense that will be owed to third parties upon collection of the refunds. CONSOL Energy believes that it will receive refunds of BLET erroneously paid on export sales in the amounts requested in its filing with the Internal Revenue Service plus interest as required by the Act prior to December 31, 2009.

Our 83.3% subsidiary, CNX Gas completed the independent verification process for several Chicago Climate Exchange (CCX) approved projects relating to the capture of coalbed methane. Approximately 8.4 million metric tons of emissions offsets were verified and registered on the CCX in the year ended December 31, 2008. CCX is a rules-based Greenhouse Gas (GhG) allowance trading system. CCX emitting members make a voluntary but legally binding commitment to meet annual GhG emission reduction targets. Those emitting members who exceed their targets have surplus allowances to sell or bank; those who fall short of their targets comply by purchasing offset which are called CCX Carbon Financial Instruments (CFI) contracts. As a CCX offset provider, CNX Gas is not bound to any emission reduction targets. An offset provider is an owner of an offset project that registers and sells offsets on its own behalf. Sales of these emission offsets will be reflected in income as they occur.

CONSOL Energy also verified approximately 8.3 million metric tons of additional emission offsets. CONSOL Energy has engaged a broker through which we will evaluate emission credit opportunities on the over the counter market. Sales of these emission offsets will be reflected in income as they occur. To date, no offsets have been sold by either CONSOL Energy or CNX Gas.

Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net Income

Net income changed primarily due to the following items (table in millions):

	2008 Period	2007 Period	Dollar Variance	Percentage Change
Sales Outside	$4,182	$3,324	$858	25.8%
Sales Purchased Gas	8	8	—	—
Sales Gas Royalty Interest	79	47	32	68.1%
Freight—Outside	217	187	30	16.0%
Other Income	166	196	(30)	(15.3)%

Total Revenue and Other Income	4,652	3,762	890	23.7%
Coal Cost of Goods Sold and Other and Purchased Charges	2,843	2,351	492	20.9%
Purchased Gas Costs	8	7	1	14.3%
Gas Royalty Interest Costs	74	40	34	85.0%

Total Cost of Goods Sold	2,925	2,398	527	22.0%
Freight Expense	217	187	30	16.0%
Selling, General and Administrative Expense	125	109	16	14.7%
Depreciation, Depletion and Amortizaton	390	325	65	20.0%
Interest Expense	36	31	5	16.1%
Black Lung Excise Tax Refund	(56)	24	(80)	(333.3)%
Taxes Other Than Income	290	259	31	12.0%

Total Costs	3,927	3,333	594	17.8%

Earnings Before Income Taxes and Minority Interest	725	429	296	69.0%
Income Tax Expense	240	136	104	76.5%

Earnings Before Minority Interest	485	293	192	65.5%
Minority Interest	43	25	18	72.0%

Net Income	$442	$268	$174	64.9%

CONSOL Energy had net income of $442 million for the year ended December 31, 2008 compared to $268 million in the year ended December 31, 2007. Net income for 2008 increased in comparison to 2007 due to:

•	higher average prices received for both coal and gas;

•	higher volumes of gas sold;

•

2007 included a total of approximately $94 million of pre-tax expenses, net of insurance recoveries, related to the Buchanan Mine incident that occurred in July 2007 which idled the mine through March 2008; the 2008 period includes approximately $28.6 million of pre-tax income related to this incident;

•	Black Lung excise tax refund receivable recognized for taxes paid in 1991-1993 due to legislation passed in October 2008; and

•	Receivable write off of $24 million in 2007 related to the Supreme Court decision which rendered the Black Lung Excise Tax receivable for 1991-1993 uncollectible.

These increases in net income were offset, in part, by:

•	an asset exchange and an asset sale in 2007 that resulted in pretax income of approximately $100 million and net income of approximately $59 million;

•	increased unit cost of goods sold and other charges for both coal and gas.

See below for a more detailed description of variances noted. The cost per unit below is not necessarily indicative of unit costs in the future.

Revenue

Revenue and other income increased due to the following items:

	2008	2007	Dollar Variance	Percentage Change
Sales:
Produced Coal	$3,067	$2,640	$427	16.2%
Purchased Coal	118	38	80	210.5%
Produced Gas	681	410	271	66.1%
Industrial Supplies	196	147	49	33.3%
Other	120	89	31	34.8%

Total Sales—Outside	4,182	3,324	858	25.8%
Gas Royalty Interest	79	47	32	68.1%
Purchased Gas	8	8	—	—
Freight Revenue	217	187	30	16.0%
Other Income	166	196	(30)	(15.3)%

Total Revenue and Other Income	$4,652	$3,762	$890	23.7%

The increase in company produced coal sales revenue during 2008 was due to higher average prices, offset, in part, by slightly lower volumes of produced coal sold.

	2008	2007	Variance	Percentage Change
Produced Tons Sold (in millions)	64.3	64.8	(0.5)	(0.8)%
Average Sales Price Per Ton	$47.66	$40.74	$6.92	17.0%

The increase year-to-year in the average sales prices of coal was the result of global coal fundamentals being more favorable in the current year. Concerns regarding the adequacy of global supplies of coal have strengthened both the international and domestic coal prices and have increased the opportunity for U.S. producers to increase exports of coal. Sales tons were slightly lower in the year-to-year comparison.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third-parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The increase of $80 million in company-purchased coal sales revenue was primarily due to an increase in volumes of purchased coal sold in the year-to-year comparison.

The increase in produced gas sales revenue in 2008 compared to 2007 was primarily due to higher average sales prices and higher volumes of gas sold.

	2008	2007	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	75.7	57.1	18.6	32.6%
Average Sales Price Per thousand cubic feet	$9.00	$7.18	$1.82	25.3%

The increase in average sales price is the result of CNX Gas, an 83.3% subsidiary at December 31, 2008, realizing general market price increases in the year-to-year comparison. CNX Gas periodically enters into various gas swap transactions that qualify as financial cash flow hedges. These gas swap transactions exist parallel to the underlying physical transactions. These financial hedges represented approximately 43.4 Bcf of our produced gas sales volumes for the year ended December 31, 2008 at an average price of $9.25 per Mcf. In the prior year, these financial hedges represented approximately 18.4 Bcf at an average price of $8.01 per Mcf. Sales volumes increased as a result of additional wells coming online from our on-going drilling program. Also, prior year sales volumes were impacted by the deferral of production at the Buchanan Mine.

The $49 million increase in revenues from the sale of industrial supplies was primarily due to the July 2007 acquisition of Piping & Equipment, Inc. in addition to an overall increase in sales volumes and higher sales prices.

The $30 million increase in other sales was attributable to increased revenues from barge towing and terminal services. The increase was primarily related to revenue generated from the barge towing operations having higher average rates for services rendered compared to the prior year. The barge towing operations have also increased thru-put tons and delivered tons in 2008. Increases in other sales revenues were also attributable to higher terminal services as a result of additional thru-put tons in 2008. The higher terminal revenues were offset, in part, due to services being suspended for approximately one month due to maintenance needed on a pier in Baltimore.

	2008	2007	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	8.5	7.2	1.3	18.1%
Average Sales Price Per thousand cubic feet	$9.32	$6.44	$2.88	44.7%

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-year change.

	2008	2007	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	1.0	1.1	(0.1)	(9.1)%
Average Sales Price Per thousand cubic feet	$8.76	$7.19	$1.57	21.8%

Purchased gas sales volumes represent volumes of gas that were sold at market prices that were purchased from third-party producers, less gathering fees.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has increased $30 million in 2008 due primarily to freight associated with AMVEST, which was acquired on July 31, 2007. Freight revenue has also increased due to higher freight rates being charged for exported tons. These increases in freight revenue were offset, in part, by lower export tons shipped in 2008 compared to 2007. There were 7.0 million tons and 7.6 million tons of coal exported by CONSOL Energy in 2008 and 2007, respectively.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2008	2007	Dollar Variance	Percentage Change
Gain on sale of assets	$23	$112	$(89)	(79.5)%
Interest income	2	13	(11)	(84.6)%
Litigation settlement	1	5	(4)	(80.0)%
Equity in earnings of affiliates	11	7	4	57.1%
Railroad spur income	4	1	3	300.0%
Proceeds from relinquishment of mining rights	6	—	6	100.0%
Royalty income	21	14	7	50.0%
Contract towing	11	3	8	266.7%
Business interruption proceeds	50	10	40	400.0%
Other miscellaneous	37	31	6	19.4%

Total other income	$166	$196	$(30)	(15.3)%

Gain on sale of assets decreased $89 million in the year-to-year comparison primarily due to two transactions that occurred in 2007. In June 2007, CONSOL Energy, through our 83.3% owned subsidiary, CNX Gas, exchanged certain coal assets in Northern Appalachia to Peabody Energy for coalbed methane and gas rights, which resulted in a pretax gain of $50 million. Also, in June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53 million. This transaction also resulted in a pretax gain of approximately $50 million. The 2008 period reflects a sale of an idled facility which included the transfer of the mine closing liabilities to the buyer. This transaction resulted in a pretax gain of approximately $8 million. There was also a $3 million increase in the year-to-year comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Interest income decreased $11 million in the year-to-year comparison due to lower cash balances throughout 2008 compared to 2007. Lower cash balances were primarily the result of the purchase price paid for the June 2008 acquisition of the remaining interest in Knox Energy, LLC, the July acquisition of several leases and gas wells from KIS Oil & Gas, Inc., the July 31, 2007 acquisition of AMVEST, the June 2007 purchase of certain coalbed methane and gas rights from Peabody Energy and the July 2007 Buchanan Mine incident.

A litigation settlement with a coal customer in 2007 resulted in $5 million of income. A litigation settlement with a royalty holder resulted in $1 million of income in 2008.

Equity in earnings of affiliates increased $4 million related to our interest in a specialty contracting company, our interest in a real estate development company and our interest in a coal mining company. These increases were offset, in part, by the June 2008 acquisition of our remaining interest in Knox Energy, LLC.

Income related to a railroad spur acquired with the July 2007 acquisition of AMVEST increased $3 million. This income was due to reimbursements from the rail carrier for maintenance completed on the spur during the year. The income is offset in its entirety with the related expenses reflected in cost of goods sold and other charges.

In 2008, approximately $6 million was received from a third party in order for CONSOL Energy to relinquish the mining of certain in-place coal reserves.

Royalty income increased $7 million in the year-to-year comparison due to production of CONSOL Energy coal by a third-party commencing in August 2007. Royalties have also increased due to the higher sales price of coal sold throughout 2008 compared to 2007.

The $8 million increase in contract towing services represents river towing services for third-parties which CONSOL Energy now provides. These services were minimal in 2007.

In 2008, CONSOL Energy received $50 million as final settlement of the insurance claim related to the July 2007 Buchanan Mine incident, which idled the mine from July 2007 to mid-March 2008. The $50 million represents business interruption coverage which was recognized in other income; the coal segment recognized $42 million and the gas segment recognized $8 million. CONSOL Energy had received $10 million of business interruption proceeds related to this incident in 2007; the coal segment recognized $8 million and the gas segment recognized $2 million. In 2007, $15 million was also received from the insurance carrier for reimbursement of fire brigade costs. This was recognized as a reduction of cost of goods sold and other charges as discussed below. The final settlement brought the total amount recovered from insurance carriers to $75 million, the maximum allowed per covered event. No additional amounts related to the Buchanan roof caving event will be recovered. All proceeds from this insurance claim have been received.

Other miscellaneous income increased $6 million in the year-to-year comparison due to various miscellaneous transactions that occurred throughout both years, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2008	2007	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$2,031	$1,685	$346	20.5%
Purchased Coal	124	52	72	138.5%
Produced Gas	189	129	60	46.5%
Industrial Supplies	186	141	45	31.9%
Closed and Idle Mines	78	105	(27)	(25.7)%
Other	235	239	(4)	(1.7)%

Total Sales—Outside	2,843	2,351	492	20.9%
Gas Royalty Interest	74	40	34	85.0%
Purchased Gas	8	7	1	14.3%

Total Cost of Goods Sold	$2,925	$2,398	$527	22.0%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a higher average unit cost per ton sold, offset slightly by lower sales volumes.

	2008	2007	Variance	Percentage Change
Produced Tons Sold (in millions)	64.3	64.8	(0.5)	(0.8)%
Average Cost of Goods Sold and Other Charges Per Ton	$31.57	$25.99	5.58	21.5%

Average cost of goods sold and other charges increased in the year-to-year comparison primarily due to an increase in average unit costs related to the following items.

•	Supply and maintenance costs have increased $2.77 per ton sold due to the following items:

•

The increase in supply and maintenance costs reflects the change in the mix of sales tons in 2008 compared to 2007. Production tons from the Northern Appalachian underground mines decreased, while production from the Central Appalachian mines increased. This was primarily due to the July 31, 2007 acquisition of AMVEST and to the Buchanan Mine being idled for half of 2007.

•

The installation of higher grade seals and a higher number of seals being built in 2008 contributed to the increase in supply cost. The Mine Health and Safety Administration now requires higher strength seals to be constructed in order to isolate old, abandoned areas or previously sealed areas of the mine. At several locations, the installed seals are also required to be stronger. The increase in strength of seals was required to better protect the active sections of the underground mines from explosions, fires, or other situations that may occur within the sealed areas. The installation of higher strength seals and a higher number of seals being completed contributed to the increase in supply costs.

•

Higher roof control costs are attributable to higher usage of products used in the mining process due to mining conditions and additional development work. Development work by continuous mining machines requires more roof support products than are used in the area of the mine where extraction is done using a longwall mining system. Roof control costs have also increased due to higher usage of “pumpable cribs” which are more expensive per unit than the standard wooden crib support. The “pumpable crib” is a canvas cylinder hung from the roof and extending to the floor into which concrete is pumped. Because the “pumpable crib” allows concrete to be pumped to the roof level, it eliminates the need to use wood shims to tighten the concrete to the roof. The “pumpable crib” is quicker to install, enhances safety due to the customized fit and minimizes the use of combustible products at underground locations. Also, roof control costs have increased due to approximately a 9% inflation rate related to roof control products.

•

Gas well plugging/drilling costs related to the mining process have increased in 2008 compared to 2007. Gas well plugging expenses are related to plugging abandoned gas wells which CONSOL Energy does not own that are in front of the underground mining process. These wells have to be plugged in accordance with current safety regulations in order to mine through. CONSOL Energy has plugged more wells in 2008 than in 2007, which has contributed to increased supply costs. Gas well drilling ahead of mining, vents the gas from the coal seam which then allows for the longwall process to extract coal from a ventilated seam. CONSOL Energy drilled more wells ahead of mining in 2008 than in 2007 primarily due to Buchanan Mine being idled for half of 2007, as previously discussed.

•

Higher fuel and explosive costs are due to the general increase of these commodities in the year-to-year comparison. The AMVEST surface locations were acquired on July 31, 2007. These surface locations are a large consumer of these products.

•	Higher equipment maintenance costs are also attributable to the acquisition of AMVEST on July 31, 2007.

•

These increases in supply costs were offset, in part, by expenses for self contained self rescuers which were purchased in 2007 in compliance with the Miner Act. There were fewer self-contained self rescuers purchased in 2008.

•

Labor costs have increased $1.14 per ton sold due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor also increased due to a higher number of employees in 2008 compared to 2007. This was somewhat due to the utilization of new work schedules requiring more manpower and operations trainees.

•

Other post employment benefit costs have increased $0.49 per ton sold primarily due to a change in the discount rate used to calculate the net periodic benefit costs. The weighted average discount rate for 2008 was 6.63% and was 6.00% in 2007.

•

Combined Fund costs have increased $0.33 per ton sold due to the 2007 settlement with the Fund. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal.

•

Health & Retirement costs have increased $0.25 per ton sold due to additional contributions required to be made into employee benefit funds in 2008 compared to 2007 as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2007 was $1.27 per UMWA hour worked.

•

In-transit costs have increased $0.25 per ton sold. In-transit costs are costs to move coal from the point of extraction to the preparation plant in order for the coal to be processed for sale. These costs have increased due primarily to increased trucking expenses related to higher fuel costs as well as several locations operating in the current year that did not operate in 2007.

•	Various other costs have increased $0.35 per ton sold due to various items that have occurred throughout both periods, none of which individually increased or decreased costs per ton sold.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to customers and costs for processing third-party coal in our preparation plants. The increase of $72 million in purchased coal cost of goods sold and other charges in 2008 was primarily due to higher volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 32.6% increase in volumes of produced gas sold and an 11.1% increase in unit costs of goods sold and other charges.

	2008	2007	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	75.7	57.1	18.6	32.6%
Average Cost Per thousand cubic feet	$2.50	$2.25	0.25	11.1%

Average cost of goods sold and other charges per unit sold increased in the current year as a result of the following items:

•

Fuel and power increased $0.08 per thousand cubic feet for both lifting and gathering combined. This increase was primarily due to additional compressors being placed in service along the existing gathering systems in order to flow gas more efficiently.

•

Well closing costs were impaired $0.05 per thousand cubic feet in the year-to-year comparison. Well closing liabilities were adjusted in 2007 to reflect longer well lives than were previously estimated. This adjustment resulted in a reduction to expense. The adjustments to well closing liabilities were insignificant in 2008.

•	Water disposal costs have increased $0.05 per thousand cubic feet due to additional volumes of water produced by CNX Gas wells in 2008 compared to 2007.

•	Repairs and maintenance costs have increased $0.02 per thousand cubic feet due to higher material costs and higher contract labor costs.

•	Compression expenses increased $0.03 per thousand cubic feet due to the additional compressors discussed above.

•	Various other costs have also increased by $0.03 per thousand cubic feet for various items which occurred throughout both years, none of which were individually material.

Industrial supplies cost of goods sold increased $45 million primarily due to the July 2007 acquisition of Piping & Equipment, Inc. The increase was also related to additional volumes of goods sold and higher costs of good sold throughout 2008.

Closed and idle mine cost of goods sold decreased approximately $27 million in 2008 compared to 2007. The decrease was primarily due to $16 million of lower cost of goods sold and other charges at Shoemaker Mine.

Shoemaker resumed longwall production in May 2008, but was idled throughout all of 2007. The decrease was also related to updated engineering surveys related to mine closing, perpetual care water treatment and reclamation liabilities for closed and idled locations resulting in $23 million of expense in 2008 compared to $33 million of expense in 2007. The higher 2007 survey adjustments related primarily to perpetual water treatment changes in estimates of water flows and increased hydrated lime costs. Closed and idle mine cost of goods sold and other charges also increased $1 million due to various other charges which occurred throughout both periods, none of which were individually significant.

Other cost of goods sold decreased due to the following items:

	2008	2007	Dollar Variance	Percentage Change
Buchanan roof collapse	$17	$95	$(78)	(82.1)%
Contract settlement	—	6	(6)	(100.0)%
Incentive compensation	33	35	(2)	(5.7)%
Ward superfund site	7	5	2	40.0%
Accounts receivable securitization	6	3	3	100.0%
Railroad spur expenses	4	1	3	300.0%
Asset impairment	6	—	6	100.0%
Stock-based compensation	34	24	10	41.7%
Profit splits	15	—	15	100.0%
Sales contract buy-outs	19	—	19	100.0%
Terminal/River operations	81	58	23	39.7%
Miscellaneous	13	12	1	8.3%

Total of the Cost of Goods Sold and Other Charges	$235	$239	$(4)	(1.7)%

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. In 2008, we have incurred approximately $17 million of cost of goods sold and other charges related to the Buchanan Mine event compared to $95 million in the prior year. The 2007 expense figure is net of $15 million related to insurance proceeds received as reimbursement for costs incurred under the policy. The mine resumed longwall production on March 17, 2008.

In 2007, CONSOL Energy agreed to a $6 million settlement for a contract violation with a customer.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined earnings targets and the employees reach predetermined performance targets. Incentive compensation expense decreased $2 million due to the level of earnings in comparison to the predetermined performance target in the year-to-year comparison.

The year ended December 31, 2008 includes expense of $7 million related to the Ward Transformer superfund site. In 2008, revised estimates of total costs related to this site were received. The revised estimates indicate an increase in costs to remediate the site. The year ended December 31, 2007 includes $5 million of expense related to this site. See “Note 25—Commitments and Contingencies” of Item 8, of the Consolidated Financial Statements for more details.

Accounts receivable securitization fees increased $3 million in the year-to-year comparison. Higher amounts have been drawn under this program throughout 2008 compared to 2007.

Expenses increased $3 million in 2008 related to a railroad spur acquired with the July 2007 AMVEST. The increase was related to maintenance completed on the spur during the year. These expenses are offset with the related income reflected in other income.

Asset impairment expenses of $6 million were recognized in 2008 primarily related to loans made to, and options to purchase shares of common stock, with a start up company whose efforts are to commercialize technology to burn waste coal with near zero emissions to generate power. Due mainly to the downturn in the economy, it is not probable that the company can repay these loans, or that the company will complete a public offering. Therefore, the asset values have been written down.

Stock-based compensation expense increased $10 million primarily as a result of additional awards granted to CONSOL Energy and CNX Gas employees in 2008. In additional, stock-based compensation expense increased due to changes in expected value of the cash payout related to the performance share units of CNX Gas.

Cost of goods sold and other charges includes $15 million in 2008 related to contracts with certain customers which were unable to take delivery of previously contracted coal tonnage. These customers have agreed to allow CONSOL Energy to sell the released tonnage, but require CONSOL Energy to split the incremental sales price over the original contract sales price evenly with them. The $15 million represents the additional sales price received for the tonnage sold that is owed to the original customer.

In 2008, CONSOL Energy agreed to buy-out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices which resulted in $19 million of expense. No such agreements were made in 2007.

Terminal/River operation charges have increased $23 million in the year-to-year comparison due to increased fuel charges resulting from higher fuel prices and increased operating hours. Costs also have increased due to the acquisition of Tri-River Fleeting on October 3, 2007, as well as higher thru-put volumes in 2008.

Miscellaneous cost of goods sold and other charges increased $1 million due to various transactions throughout both periods, none of which were individually material.

	2008	2007	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	8.5	7.2	1.3	18.1%
Average Cost Per thousand cubic feet	$8.69	$5.52	$3.17	57.4%

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2008	2007	Variance	Change
Purchased Sales Volumes (in billion cubic feet)	1.0	1.1	(0.1)	(9.1)%
Average Cost Per thousand cubic feet	$8.13	$6.66	$1.47	22.1%

Purchased gas costs represent volumes of gas purchased from third-party producers, less our gathering and marketing fees, that we sell at market prices. Purchased gas volumes also include the impact of pipeline imbalances. The increase in cost of goods sold and other charges related to purchased gas represents overall price increases and contractual differences among customers in the year-to-year comparison.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight expense is the amount billed to customers for transportation costs incurred. Freight expense has increased in 2008 due primarily to freight associated with AMVEST, which was acquired on July 31, 2007. Freight expense has also increased due to higher freight rates being charged for exported tons.

These increases in freight expense were offset, in part, by lower export tons shipped in 2008 compared to 2007. There were 7.0 million tons and 7.6 million tons of coal exported by CONSOL Energy in 2008 and 2007, respectively.

	2008	2007	Dollar Variance	Percentage Change
Freight expense	$217	$187	$30	16.0%

Selling, general and administrative costs have increased due to the following items:

	2008	2007	Dollar Variance	Percentage Change
Wages, salaries and related benefits	$61	$52	$9	17.3%
Association/charitable contributions	12	6	6	100.0%
Advertising and promotion	6	4	2	50.0%
Professional, consulting and other purchased services	27	29	(2)	(6.9)%
Other	19	18	1	5.6%

Total Selling, General and Administrative	$125	$109	$16	14.7%

Wages, salaries and related benefits increased $9 million in the year-to-year comparison due to additional staffing at our CNX Gas subsidiary, additional administrative staffing acquired in the July 2007 Piping & Equipment acquisition and various other increases in support staff throughout CONSOL Energy.

Association assessments have increased $6 million in the year-to-year comparison due primarily to CONSOL Energy’s participation in an industry organization which has launched a program related to the promotion of coal as an energy solution. CONSOL Energy did not participate in this organization in 2007. Also, CONSOL Energy participates in various associations and contributes to various charities in an effort to support the professions and the communities in which we do business. The level of funding made to these organizations varies from year-to-year.

Advertising and promotion expenses increased $2 million in 2008 due to various additional advertising and promotion agreements entered into throughout the current year.

Costs of professional, consulting and other purchased services decreased $2 million due to various administrative projects throughout both years, none of which are individually material.

Other selling, general and administrative costs increased $1 million due to various transactions that have occurred throughout both years, none of which are individually material.

Depreciation, depletion and amortization increased due to the following items:

	2008	2007	Dollar Variance	Percentage Change
Coal	$299	$258	$41	15.9%
Gas:
Production	50	31	19	61.3%
Gathering	20	18	2	11.1%

Total Gas	70	49	21	42.9%
Other	21	18	3	16.7%

Total Depreciation, Depletion and Amortization	$390	$325	$65	20.0%

The increase in coal depreciation, depletion and amortization was primarily attributable to additional expense related to the assets purchased in the July 2007 acquisition of AMVEST. The increase was also attributable to assets placed in service after December 31, 2007.

The increase in gas production related depreciation, depletion and amortization was primarily due to higher volumes combined with an increase in the units of production rates in the year-to-year comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased due to additional assets placed in service after December 31, 2007.

Other depreciation increased $3 million due to various items placed in service after December 31, 2007, none of which were individually material.

Interest expense increased in 2008 compared to 2007 due to the following items:

	2008	2007	Dollar Variance	Percentage Change
Revolver	$11	$5	$6	120.0%
Interest on unrecognized tax benefits	2	3	(1)	(33.3)%
Capitalized lease	6	7	(1)	(14.3)%
Long-term secured notes	27	28	(1)	(3.6)%
Other	(10)	(12)	2	(16.7)%

Total Interest Expense	$36	$31	$5	16.1%

Revolver interest expense increased $6 million due to the amounts drawn by CONSOL Energy and CNX Gas on the credit facility throughout 2008. There were no amounts drawn until August 2007 on this facility by CONSOL Energy. CNX Gas had no amounts drawn throughout all of 2007. These increases were offset, in part, by lower interest rates in the year-to-year comparison.

Interest on uncertain tax benefits decreased $1 million due primarily to the settlement of various uncertain tax positions due to receipt of the audit report related to the years 2004-2005.

Interest on capital leases decreased $1 million due to the planned payments made on these leases after December 31, 2007.

Interest on long-term secured notes decreased $1 million due to the planned June 2007 principal payment on our $45 million secured note.

Other interest increased $2 million due primarily to lower amounts of interest capitalized in 2008 compared to 2007. Capitalized interest was lower in 2008 because capital expenditures which qualify for interest capitalization were lower. These lower expenditures were primarily related to the Robinson Run overland belt which was placed in service in September 30, 2007.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the EESA Act) was signed into law. The EESA Act contains a section that authorizes certain coal producers and exporters who have filed a Black Lung Excise Tax (BLET) return on or after October 1, 1990, to request a refund of the BLET paid on export sales. The EESA Act requires that the U.S. Treasury refund a coal producer or exporter an amount equal to the BLET erroneously paid on export sales in prior years along with interest computed at the statutory rates applicable to overpayments. CONSOL Energy filed timely claims for refunds under the EESA Act of the BLET with the Internal Revenue Service in the amount of approximately $27 million. In addition, the estimated interest related to the BLET refunds expected to be received is approximately $32 million. In relation to this receivable, CONSOL Energy also recognized approximately $3 million of expense will be owed to third parties upon collection of the refunds. CONSOL Energy believes that it will receive refunds of BLET erroneously paid on export sales in the amounts requested in its filing with the Internal Revenue Service plus interest as required by the Act prior to December 31, 2009. The year ended December 31, 2007 included a $24 million charge related to the reversal of the receivable that had been recognized in previous quarters related to the BLET refund. The Federal Circuit court had ruled that the damage claim for BLET paid for the period 1991-1993 be repaid. The Government appealed a similar case to the U.S. Supreme Court. On December 3, 2007 the United States Supreme Court granted the Government’s appeal to hear the case. The Supreme Court’s appeal of the petition made collection of the refund no longer highly probable because of the adverse ruling by the Supreme Court during 2007 under the statute on which our claim for this period was based. Accordingly, CONSOL Energy reversed the BLET receivable it had previously recognized.

Taxes other than income increased primarily due to the following items:

	2008	2007	Dollar Variance	Percentage Change
Production taxes:
Coal	$168	$150	$18	12.0%
Gas	20	13	7	53.8%

Total Production Taxes	188	163	25	15.3%
Other taxes:
Coal	84	79	5	6.3%
Gas	7	5	2	40.0%
Other	11	12	(1)	(8.3)%

Total Other Taxes	102	96	6	6.3%

Total Taxes Other Than Income	$290	$259	$31	12.0%

Coal production taxes increased $18 million due to higher severance taxes and reclamation fee taxes attributable to the increase in average sales price for produced coal. Coal production taxes also increased due to higher tons produced in 2008 than 2007.

Gas production taxes increased $7 million due to higher severance taxes attributable to higher average sales prices for gas and higher gas sales volumes.

The $5 million increase in other coal taxes is primarily due to higher payroll related taxes and higher property taxes. Higher payroll related taxes were the result of additional employees in 2008 and higher wages paid as discussed in the cost of goods sold and other cost section. Higher property taxes were related to additional properties acquired in the July 31, 2007 AMVEST acquisition, as previously disclosed.

Other gas taxes have increased $2 million primarily related to payroll taxes and capital stock & franchise taxes due to the on-going growth of the company.

Other taxes decreased $1 million due to various transactions that occurred throughout both years, none of which were individually material.

Income Taxes

	2008	2007	Variance	Change
Earnings Before Income Taxes	$725	$429	$296	$69.0%
Tax Expense	$240	$136	$104	$76.5%
Effective Income Tax Rate	33.1%	31.7%	1.4%

CONSOL Energy’s effective tax rate is sensitive to changes in the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 6—Income Taxes” in Item 8, Consolidated Financial Statements of this Form 10-K.

Minority Interest

Minority interest represents 18.3% of CNX Gas net income which CONSOL Energy did not own through September 30, 2008, 18.0% for October 2008, 16.9% for November 2008 and 16.7% for December 2008. The minority interest in CNX Gas has been changing due to the share repurchase program that was approved by the CEI Board of Directors on October 21, 2008.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net Income

Net income changed primarily due to the following items (table in millions):

	2007	2006	Dollar Variance	Percentage Change
Coal Sales-Produced and Purchased	$2,678	$2,694	$(16)	(0.6)%
Produced Gas Sales	410	389	21	5.4%
Purchased Gas Sales	8	44	(36)	(81.8)%
Other Sales and Other Income	666	588	78	13.3%

Total Revenue and Other Income	3,762	3,715	47	1.3%
Coal Cost of Goods Sold—Produced and Purchased	1,737	1,785	(48)	(2.7)%
Produced Gas Cost of Goods Sold	129	107	22	20.6%
Purchased Gas Cost of Goods Sold	7	45	(38)	(84.4)%
Other Cost of Goods Sold	526	399	127	31.8%

Total Cost of Goods Sold	2,399	2,336	63	2.7%
Depreciation, Depletion and Amortization	325	296	29	9.8%
Other	585	532	53	10.0%
Export Excise Tax Adjustment	24	—	24	100.0%

Total Costs	3,333	3,164	169	5.3%

Earnings Before Income Taxes and Minority Interest	429	551	(122)	(22.1)%
Income Tax Expense	136	112	24	21.4%

Earnings Before Minority Interest	293	439	(146)	(33.3)%
Minority Interest	25	30	(5)	(16.7)%

Net Income	$268	$409	$(141)	(34.5)%

CONSOL Energy had net income of $268 million for the year ended December 31, 2007 compared to $409 million for the year ended December 31, 2006. Net income for 2007 decreased in comparison to 2006 primarily due to several roof falls which suspended production at the Buchanan Mine in early July 2007. Production was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In the year ended December 31, 2007, we incurred expenses of $119 million, primarily classified as cost of goods sold and depreciation, depletion and amortization, in relation to these activities. These costs were offset, in part, by a $15 million advance under CONSOL Energy insurance policies. We have also received notice from our insurance carriers that an advance of $10 million would be paid related to business interruption coverage; $8 million related to the coal segment and $2 million related to the gas segment. Net income was also adversely affected by reduced sales of coal from the Buchanan Mine. Customers who purchase coal from the mine were notified that a force majeure condition exists and deliveries under their sales agreements for coal from the mine were reduced during the year ended December 31, 2007. CNX Gas production was also adversely impacted by the idling of the Buchanan Mine. Also, 2006 included proceeds from the insurance company of $79 million; the coal segment recognized $69 million and the gas segment recognized $10 million, related to the 2005 fire and skip hoist incidents at the Buchanan Mine.

Net income was also impacted by $24 million of expense related to the previously recognized Export Excise Tax receivable being reversed in 2007. The Federal Circuit court had ruled that the damage claim for export excise taxes paid for the period 1991-1993 be repaid. The Government appealed a similar case to the U.S. Supreme Court. On December 3, 2007 the United States Supreme Court granted the Government’s new petition to hear that case. The Supreme Court’s granting of the appeal makes collection of the refund and interest by CONSOL Energy no longer highly probable because of adverse rulings by the Supreme Court during 2007 under the statute of which our claim for this period is based. Accordingly, CONSOL Energy reversed the export excise tax receivable until the Supreme Court decides the appeal. Net income in 2007 was also impacted by a lower volume of produced coal sales, and higher cost per ton sold. Net income was also lower due to higher depreciation, depletion and amortization related to the additional assets received in the July 31, 2007 acquisition of AMVEST. Income tax expense also adversely impacted the period-to-period comparison. In 2006, income tax expense was reduced by the release of certain valuation allowances related to state income taxes in Pennsylvania and West Virginia.

Reductions to net income were offset, in part, by two transactions which occurred in 2007; an asset exchange and an asset sale that resulted in pretax income of approximately $100 million and net income of approximately $59 million. Net income reductions were also offset, in part, by the March 2007 settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Combined Fund. Total pre-tax income, including interest, recognized related to the Combined Fund settlement was approximately $33 million. Reductions to net income were also offset, in part, by lower salary pension costs. Our defined benefit pension plan for salaried employees allows such employees to receive a lump-sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standards (SFAS) No. 88, “Employers’ Accounting for Settlement & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy was October 1 to September 30, exceed the total of the service cost and interest cost for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total 2007 accelerated actuarial amortization was approximately $3 million of expense. The total 2006 accelerated actuarial amortization was approximately $18 million of expense.

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

Sales of company produced coal decreased in the period-to-period comparison due to the idling of the Buchanan Mine as previously discussed, lower production at the McElroy Mine due to poor geological conditions and the idling of certain Central Appalachian mines due to market conditions. Lower sales tons were offset, in part, by coal sales from the AMVEST mines that were acquired on July 31, 2007. Company coal production, excluding equity affiliates, was 64.5 million tons in 2007 compared to 67.4 million tons in 2006. The increase in average sales price primarily reflects stronger term prices negotiated in 2006 and early 2007 resulting from an overall improvement in prices in the eastern coal market for domestic and foreign power generators and steel producers. There was also a surge in spot market prices in 2007.

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

	2007	2006	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	57.1	55.3	1.8	3.3%
Average Sales Price Per Thousand Cubic Feet	$7.18	$7.04	$0.14	2.0%

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

The $27 million increase in revenues from the sale of industrial supplies was primarily due to increased sales volumes. Sales volumes have increased primarily due to the July acquisition of Piping & Equipment, Inc. See Note 2 in Item 8, Notes to the Audited Financial Statements in this Form 10-K.

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

	2007	2006	Variance	Percentage Change
Produced Tons Sold (in million)	64.8	67.6	(2.8)	(4.1)%
Average Cost of Goods Sold and Other Charges Per Ton	$25.99	$25.22	$0.77	3.1%

Cost of goods sold and other charges for produced coal decreased $20 million mainly due to lower volumes of company-produced coal. Average cost of goods sold and other charges per ton increased in the year-to-year comparison primarily due to higher health and retirement costs, higher labor costs, higher supply costs and the lower volume impact on fixed unit costs. Higher health and retirement costs were attributable to additional contributions required to be made into employee benefit funds as a result of the five-year labor agreement with the United Mine Workers of America (UMWA) that commenced January 1, 2007. The contribution increase over 2006 was $3.50 per UMWA hour worked. Higher labor costs were due to the effects of wage increases at the union and non-union mines due to new labor contracts. Higher labor unit costs were also due to additional costs incurred to comply with health and safety standards. Supply costs increased due to additional costs incurred to comply with new federal and state safety regulations. These regulations require additional supplies of self- contained self rescuer devices and other safety items as previously discussed. Supply cost increases were also the result of higher costs for products and chemicals, such as roof control products and magnetite, used in the mining and coal preparation process. These increases were offset, in part, by income recorded as a result of the Combined Fund settlement. In March 2007, CONSOL Energy entered into a settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of the payments. The total income, including interest, as a result of this settlement was approximately $33.4 million, of which approximately $28.1 million impacted cost of goods sold and other charges for produced coal. Decreased costs also reflect the prior year adjustment which accelerated previously unrecognized actuarial losses related to our salary pension plan. Our defined benefit pension plan for salaried employees allows such employees to receive a lump sum distribution in lieu of annual payments when they retire from CONSOL Energy and its subsidiaries. Statement of Financial Accounting Standard (SFAS) No. 88, “Employers’ Accounting for Settlements & Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” requires that when the lump-sum distributions made for a plan year, which for CONSOL Energy is October 1 to September 30, exceeds the total of the service costs and interest costs for the plan year, an adjustment equaling the unrecognized actuarial gain or loss resulting from each individual who received a lump sum in that year be recognized. The total 2007 accelerated actuarial amortization was $2.7 million of expenses, of which $2.1 million impacted cost of goods sold and other charges for produced coal. The total prior year accelerated actuarial amortization was $17.8 million, of which $13.8 million impacted cost of goods sold and other charges for produced coal. Increased costs were also offset, in part, by lower contract mining fees due to the idling of certain Central Appalachia contract mine locations. Royalty expenses were also lower in 2007 compared to 2006 due to a larger proportion of coal production coming from owned reserves versus leased reserves.

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

Industrial supplies cost of goods sold increased $22 million primarily due to the July acquisition of Piping & Equipment, Inc. See Note 2 in Item 8, Notes to Audited Consolidated Financial Statements in this Form 10-K.

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

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. We drilled bore holes and injected nitrogen in order to stabilize and evaluate the mine atmosphere. In 2007, we have incurred cost of goods sold expenses of approximately $110 million in relation to these activities. Also, $15 million advance was paid to recover a portion of the cost incurred to date for this incident. Insurance coverage, after certain deductibles have been reached including a 90 day waiting period, includes property damage and cost recoveries as well as business interruption recoveries.

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

Costs of professional, consulting and other purchased services were higher in 2007 compared to 2006 primarily due to $4 million of additional costs incurred by CNX Gas related to a new computer system and legal fees associated with outstanding legal cases. The remaining $2 million increase is due to various transactions that occurred throughout both periods, none of which are individually material.

Advertising and promotion expenses were $3 million higher in 2007 compared to 2006 due to an advertising campaign launched in 2007 to raise corporate awareness and recruit the next generation of employees.

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

CONSOL Energy began recording interest on unrecognized tax benefits as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109” (FIN 48) in 2007. See Note 6 in Item 8, Notes to the Audited Financial Statements Data of this Form 10-K.

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

CONSOL Energy’s effective tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. See Note 6 in Item 8, Notes to the Audited Financial Statements of this Form 10-K. CONSOL Energy’s 2006 effective income tax rate includes the impact of state income tax benefits resulting from a change in a state tax statute.

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

Other Post Employment Benefits

Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. The medical plans contain certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare. Prior to August 1, 2003, substantially all employees become eligible for these benefits if they had ten years of company service and attained age 55. Effective August 1, 2003, the base eligibility was changed to age 55 with 20 years of service for salaried employees. In addition, effective January 1, 2004, a medical plan cost sharing arrangement with all salaried employees and retirees was adopted. These participants will now contribute a minimum of 20% of medical plan operating costs. Contributions may be higher, dependent on either years of service or a combination of age and years of service at retirement. Prospective annual cost increases of up to 6% will be shared 80% by CONSOL Energy and 20% by the participants. Annual cost increases in excess of 6% will be the sole responsibility of the participant. Also, any salaried or non-represented hourly employees that were hired or rehired effective January 1, 2007 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance for each year of service at retirement. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007, will not be eligible to receive retiree benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked.

After our review, various actuarial assumptions, including discount rate, expected trend in health care costs, average remaining service period, average remaining life expectancy, per capita costs and participation level in each future year are used by our independent actuary to estimate the cost and benefit obligations for our retiree health plans. Most assumptions used in 2008 have not differed materially from the prior year actual experience. Expected trend in health care cost assumptions have been changed since the prior year. The initial expected trend in health care costs at this year’s measurement date, which was December 31, 2008, was 9.6% compared to a prior year expected 2008 trend in health care cost of 8.0%. In addition, the year the ultimate trend rate is reached was extended from 2013 to 2015. A 1.0% decrease in the health care trend rate would decrease interest and service cost for 2008 by approximately $17.3 million. A 1.0% increase in the health care trend rate would increase the interest and service cost by approximately $20.7 million. The discount rate is also determined each year at the measurement date. The discount rate is estimated by utilizing a corporate yield curve model developed from corporate bond data using only bonds rated Aa by Moody’s as of the measurement date. All future post employment benefit expected payments were discounted using a spot rate yield curve as of December 31, 2008. The appropriate discount rate was then selected from resulting discounted cash flows. For the years ended December 31, 2008 and 2007, the discount rate used to calculate the period end liability and the following year’s expense was 6.20% and 6.63%, respectively. A 0.25% increase in the discount rate would have decreased 2008 net periodic postretirement benefit costs by approximately $4.0 million. A 0.25% decrease in the discount rate would have increased 2008 net periodic postretirement benefit costs by approximately $4.1 million. Deferred gains and losses are primarily due to historical changes in the discount rate and medical cost inflation differing from expectations in prior years. Changes to interest rates for the rates of returns on instruments that could be used to settle the actuarially determined plan obligations introduce substantial volatility to our costs. Accumulated actuarial gains or losses in excess of a pre-established corridor are amortized on a straight-line basis over the expected future service of active salary employees to their assumed retirement age. At December 31, 2008 the average remaining service period for our salaried plans is approximately 10 years. Accumulated actuarial gains or losses in excess of a pre-established corridor are amortized on a straight-line basis over the expected remaining life of our retired United Mine Workers of America (UMWA) population. The average remaining service period of this population is not used for amortization purposes because the majority of the UMWA population of our plan is retired. At December 31, 2008, the average remaining life expectancy of our retired UMWA population used to calculate the following year’s expense is approximately 13 years.

Per capita costs on a per annum basis for Other Postretirement Benefits were assumed to be $5,783 at December 31, 2008. This was approximately a 4.8% decrease from the per capita cost on a per annum basis at December 31, 2007. The decrease was due to more favorable experience than expected, healthcare cost trends and was within the range expected by our assumptions. If the actual change in per capita cost of medical services or other postretirement benefits are significantly greater or less than the projected trend rates, the per capita cost assumption would need to be adjusted, which could have a significant effect on the costs and liabilities recognized in the financial statements.

Significant increases in health and prescription drug costs for represented hourly retirees could have a material adverse effect on CONSOL Energy’s operating cash flow. However, the effect on CONSOL Energy’s cash flow from operations for salaried employees has been limited to approximately 6% of the previous year’s medical cost for salaried employees due to the cost sharing provision in the benefit plan.

On September 29, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision became effective for CONSOL Energy for the year ended December 31, 2008 and required a change in the measurement date from September 30 to December 31. As a result of the adoption, the company recognized an increase of $42.6 million in the other postretirement liability. This increase was accounted for as a reduction in the January 1, 2008 balance of retained earnings.

The estimated liability recognized in the December 31, 2008 financial statements was $2.6 billion. For the year ended December 31, 2008, we paid approximately $143.0 million for Other Postretirement Benefits, all of which were paid from operating cash flow. Our obligations with respect to these liabilities are unfunded at December 31, 2008. CONSOL Energy does not expect to contribute to the other postretirement plan in 2009. We intend to pay benefit claims as they are due.

Salaried Pensions

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi–employer plans. The benefits for these plans are based primarily on years of service and employee’s pay near retirement. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans began accruing service. The CONSOL Energy salaried plan allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employees’ election. The Restoration Plan was frozen effective December 31, 2006 and was replaced prospectively with the CONSOL Energy Supplemental Retirement Plan. In addition, the CONSOL Energy’s Restoration Plan allows only for lump-sum distributions earned up until December 31, 2006.

Effective January 1, 2007, employees hired by CNX Gas, an 83.3% owned subsidiary, will not be eligible to participate in CNX Gas’ non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit plan, these employees began receiving an additional 3% company contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005 or who were employees of CONSOL Energy prior to this date were given a one-time opportunity to elect to remain in the defined benefit plan or opt to freeze their service accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees hired on or after January 1, 2006, but on or before December 31, 2006 had their current non-contributory defined benefit frozen and began receiving the additional 3% company contribution into their defined contribution plan, effective January 1, 2007. CNX Gas intends to freeze all defined benefit accruals as of December 31, 2016 for CNX Gas employees that elected to remain in the defined benefit plan.

Our independent actuaries calculate the actuarial present value of the estimated retirement obligation based on assumptions including rates of compensation, mortality rates, retirement age and interest rates. For the year ended December 31, 2008, compensation increases are assumed to range from 3% to 8% depending on age and job classification. The discount rate is determined each year at the measurement date. The discount rate is estimated by utilizing a corporate yield curve model developed from corporate bond data using only bonds rated Aa by Moody’s as of the measurement date. All expected benefit payments from the CONSOL Energy retirement plan were discounted using a spot rate yield curve as of December 31, 2008. The appropriate equivalent discount rate was then selected for the resulting discounted pension cash flows. For the years ended December 31, 2008 and 2007, the discount rate used to calculate the period end liability and the following year’s expense was 6.28% and 6.57%, respectively. A 0.25% increase in the discount rate would have decreased the 2008 net periodic pension cost by $1.0 million. A 0.25% decrease in the discount rate would have increased the 2008 net periodic pension cost by $1.0 million. Deferred gains and losses are primarily due to historical changes in the discount rate and earnings on assets differing from expectations in prior years. At December 31, 2008 the average remaining service period is approximately 10 years. Changes to any of these assumptions introduce substantial volatility to our costs.

On September 29, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision became effective for CONSOL Energy for the year ended December 31, 2008 and required a change in the measurement date from September 30 to December 31. As a result of this adoption, the company recognized an increase of $2.3 million in the liability for salaried pension. This increase was accounted for as a reduction in the January 1, 2008 balance of retained earnings.

The market related asset value is derived by taking the cost value of assets as of December 31, 2008 and multiplying it by the average 36-month ratio of the market value of assets to the cost value of assets. CONSOL Energy’s pension plan weighted average asset allocations at December 31, 2008 consisted of 63% equity securities and 37% debt securities. The current volatile economic environment and rapid deterioration in the equity markets have caused investment income and the value of investment assets held in our pension trust to decline and lose value. As a result, we may be required to increase the amount of cash contributions we make into the pension trust.

According to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” plans that pay lump-sum distributions need to monitor the distributions for a plan year. If total payments, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. Lump-sum payments exceeded this threshold in the Restoration Plan during 2007. CONSOL Energy recognized an additional expense of $2.7 million in 2007’s results of operations. The adjustment equaled the previously unrecognized actuarial loss resulting from each individual who received a lump sum in that year. CONSOL regularly monitors this situation. If settlement accounting is triggered again in the future, the adjustment could materially impact operating results.

The estimated liability recognized in the December 31, 2008 financial statements was $196.5 million. For the year ended December 31, 2008, we contributed approximately $42.1 million for defined benefit retirement plans other than multi-employer plans. Our obligations with respect to these liabilities are partially funded at December 31, 2008. CONSOL Energy does expect to contribute to the defined benefit retirement plans during 2009. We intend to contribute an amount that will avoid benefit restrictions for the following plan year.

Workers’ Compensation and Coal Workers’ Pneumoconiosis

Workers’ compensation is a system by which individuals who sustain employment related physical injuries or some type of occupational diseases are compensated for their disabilities, medical costs, and on some occasions, for the costs of their rehabilitation. Workers’ compensation will also compensate the survivors of workers who suffer employment related deaths. The workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy records an actuarially calculated liability, which is determined using various assumptions, including discount rate, future healthcare cost trends, benefit duration and recurrence of injuries. The discount rate is determined each year at the measurement date. The discount rate is estimated by utilizing a corporate yield curve model developed from corporate bond data using only bonds rated Aa by Moody’s as of the measurement date. All future workers compensation expected benefit payments were discounted using a spot rate yield curve as of December 31, 2008. The appropriate equivalent discount rate was then selected from the resulting discounted workers’ compensation cash flows. For the years ended December 31, 2008 and 2007, the discount rate used to calculate the period end liability and the following year’s expense was 5.90% and 5.94%, respectively. A 0.25% increase or decrease in the discount rate would not have materially decreased or increased the 2008 workers’ compensation expense. Deferred gains and losses are primarily due to historical changes in the discount rates, several years of favorable claims experience, various favorable claims experience, various favorable state legislation changes and an over all lower incident rate than our assumptions. Accumulated actuarial gains or losses are amortized on a straight-line basis over the expected future benefit duration of current claimants. At December 31, 2008, the average expected benefit duration for this group is approximately 9 years. The estimated liability recognized in the financial statements at December 31, 2008 was approximately $159.8 million. CONSOL Energy’s policy has been to provide for workers’ compensation benefits from operating cash flow. No funding has been provided to cover these benefits. For the year ended December 31, 2008, we made payments for workers’ compensation benefits of approximately $38.8 million, all of which was paid from operating cash flow.

CONSOL Energy is responsible under the Federal Coal Mine Health and Safety Act of 1969, as amended, for medical and disability benefits to employees and their dependents resulting from occurrences of coal workers’ pneumoconiosis disease. CONSOL Energy is also responsible under various state statutes for pneumoconiosis benefits. After our review, our independent actuaries calculate the actuarial present value of the estimated pneumoconiosis obligation based on assumptions regarding disability incidence, medical costs, mortality, death benefits, dependents and discount rates. The discount rate is determined each year at the measurement date. The discount rate is estimated by utilizing a corporate yield curve model developed from corporate bond data using only bonds rated Aa by Moody’s as of the measurement date. All future coal workers’ pneumoconiosis expected benefit payments were discounted using a spot rate yield curve at December 31, 2008. The appropriate equivalent discount rate was then selected from the resulting discounted coal workers’ pneumoconiosis cash flows. For the years ended December 31, 2008 and 2007, the discount rate used to calculate the period end liability and the following year’s expense was 6.23% and 6.62%, respectively. A 0.25% increase or decrease in the discount rate would not have materially decreased or increased the 2008 coal workers’ pneumoconiosis expense. Actuarial gains associated with coal workers’ pneumoconiosis have resulted from numerous legislative changes over many years which have resulted in lower approval rates for filed claims than our assumptions originally reflected. Actuarial gains have also resulted from lower incident rates and lower severity of claims filed than our assumption originally reflected. The estimated liability recognized in the financial statements at December 31, 2008 was $200.1 million. For the year ended December 31, 2008, we paid coal workers’ pneumoconiosis benefits of approximately $11.5 million. Our obligations with respect to these liabilities are unfunded at December 31, 2008.

On September 29, 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined pension benefit plan and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Additionally, SFAS 158 requires an employer to measure the funded status of its plans as of the date of its year-end statement of financial position. This provision became effective for CONSOL Energy for the year ended December 31, 2008 and required a change in the measurement date from September 30 to December 31. As a result of this adoption, the company recognized an increase of $4.9 million and $11.5 million in the liabilities for coal workers’ pneumoconiosis and workers’ compensation, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

Reclamation, Mine Closure and Gas Well Closing Obligations

The Surface Mining Control and Reclamation Act established operational, reclamation and closure standards for all aspects of surface mining as well as most aspects of deep mining. CONSOL Energy accrues for the costs of current mine disturbance and final mine and gas well closure, including the cost of treating mine water discharge where necessary. Estimates of our total reclamation, mine-closing liabilities, and gas well closing which are based upon permit requirements and CONSOL Energy engineering expertise related to these requirements, including the current portion, were approximately $544.3 million at December 31, 2008. This liability is reviewed annually by CONSOL Energy management and engineers. The estimated liability can significantly change if actual costs vary from assumptions or if governmental regulations change significantly.

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

Income Taxes

CONSOL Energy accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. At December 31, 2008, CONSOL Energy has deferred tax assets in excess of deferred tax liabilities of approximately $394.1 million. The deferred tax assets are evaluated periodically to determine if a valuation allowance is necessary. There were no significant changes in the deferred tax valuation allowances in the year ended December 31, 2008.

For 2008, CONSOL Energy continues to report a deferred tax asset of approximately $34.7 million relating to CONSOL Energy’s state net operating loss carry-forwards with a full valuation allowance. A review of the positive and negative evidence regarding these benefits, primarily the history of book and tax losses on a separate company basis, concluded that a valuation allowance was warranted. A valuation allowance of $26.2 million has also been recorded against the deferred state tax asset attributable to future deductible differences for certain subsidiaries with histories of book and tax losses. These net operating losses expire at various times from 2009 to 2027. Management will continue to assess the realization of deferred tax assets based upon updated income forecast data and the feasibility of future tax planning strategies, and may record adjustments to valuation allowances against deferred tax assets in future periods as appropriate that could materially impact net income.

CONSOL Energy adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (FIN 48) on January 1, 2007. CONSOL Energy evaluates all tax positions taken on the state and federal tax filings to determine if the position is more likely than not to be sustained upon examination. For positions that meet the more likely than not to be sustained criteria, an evaluation to determine the largest amount of benefit, determined on a cumulative probability basis that is more likely than not to be realized upon ultimate settlement is determined. A previously recognized tax position is derecognized when it is subsequently determined that a tax position no longer meets the more likely than not threshold to be sustained. The evaluation of the sustainability of a tax position and the probable amount that is more likely than not is based on judgment, historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates, that are not readily apparent from other sources, form the basis for recognizing a FIN 48 liability. Actual results could differ from those estimates upon subsequent resolution of identified matters. Estimates of our uncertain tax liabilities, including interest and the current portion, were approximately $71.2 million at December 31, 2008.

Stock Based Compensation

CONSOL Energy uses the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (SFAS No. 123R). As of December 31, 2008, we have issued three types of share based payment awards: options, restricted stock units, and performance stock units. The Black-Scholes option pricing model is used to determine fair value of stock options at the grant date. Various inputs are utilized in the Black-Scholes pricing model, such as:

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

The fair value of each restricted stock unit awarded is equivalent to the closing market price of a share of our company’s stock. The fair value of each performance share unit is determined by the underlying share price of our company stock on the date of the grant and management’s estimate of the probability that the performance conditions required for vesting will be achieved.

As of December 31, 2008, $15.7 million of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 1.54 years. See Note 18 in the Notes to the Audited Consolidated Financial Statements in Item 8 in this Form 10-K for more information.

Contingencies

CONSOL Energy is currently involved in certain legal proceedings. We have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with legal counsel involved in the defense of these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or the outcome of these proceedings. See Note 25 in the Notes to the Audited Consolidated Financial Statements in Item 8 in this Form 10-K for more information.

Successful Efforts Accounting

We use the “successful efforts” method to account for our gas exploration and production activities. Under this method, cost of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination can not be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. We use this accounting policy instead of the “full cost” method because it provides a more timely accounting of the success or failure of our gas exploration and production activities.

Derivative Instruments

CNX Gas enters into financial derivative instruments to manage our exposure to natural gas and oil price volatility. Our derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. We measure every derivative instrument at fair value and record them on the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CNX Gas currently utilizes only cash flow hedges that are considered highly effective.

CNX Gas formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedge item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CNX Gas will discontinue hedge accounting prospectively.

Coal and Gas Reserve Values

There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal and gas reserves, including many factors beyond our control. As a result, estimates of economically recoverable coal and gas reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled and analyzed by our staff. Our gas reserves have been reviewed by independent experts. Our coal reserves are periodically reviewed by an independent third party consultant. Some of the factors and assumptions which impact economically recoverable reserve estimates include:

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $1 billion senior secured credit facility which expires in 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The agreement provides for the release of collateral at the request of CONSOL Energy upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 16.78 to 1.00 at December 31, 2008. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.34 to 1.00 at December 31, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At December 31, 2008, the facility had approximately $485 million drawn and $271 million of letters of credit outstanding, leaving $244 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

Pennsylvania Department of Environmental Protection (PA DEP) and CONSOL Energy have been negotiating a Consent Order and Agreement (the Agreement) that addresses financial assurance required by the State for CONSOL Energy’s Pennsylvania mine water treatment facilities. The Agreement requires the company to post approximately $34 million of financial assurance over a 10-year time frame as follows; 25% of the total required by March 15, 2009, and 10% of balance by March 15 of each year from 2010 through 2019. CONSOL Energy plans to use its revolving credit facility to satisfy these requirements.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding or letter of credit. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institution. At December 31, 2008, eligible accounts receivable totaled approximately $165 million. There was no subordinated retained interest at December 31, 2008. Accounts receivable totaling $165 million were removed from the consolidated balance sheet at December 31, 2008. There were no letters of credit outstanding against the facility at December 31, 2008.

CNX Gas, an 83.3% consolidated subsidiary of CONSOL Energy, utilizes a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit, which expires in 2010. CNX Gas can request an increase in aggregate outstanding principal amount to $300 million. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.32 to 1.00 at December 31, 2008. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 77.29 to 1.00 at December 31, 2008. At December 31, 2008, this facility had approximately $15 million of letters of credit issued and had approximately $73 million of outstanding borrowings, leaving approximately $112 million of unused capacity. As a result of the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture on October 21, 2005, guaranteeing of CONSOL Energy’s 7.875% bonds.

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the market brings additional potential risks to CONSOL Energy. The risks include additional declines in our stock value, less availability and higher costs of additional credit streams, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that have been and could be considered take-over candidates. We have no indication that any such transactions would impact our current credit facility; however, the possibility does exist. Financial market disruptions may impact our collection of trade receivables. The credit worthiness of our customers is constantly monitored by CONSOL Energy. We believe that our current group of customers are sound and represent no abnormal business risk.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedge, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of $207 million at December 31, 2008. The ineffective portion of these contracts was insignificant to earnings in the year ended December 31, 2008. Hedge counterparties consists of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	2008	2007	Change
Cash flows provided by operating activities	$1,029	$684	$345
Cash used in investing activities	$(1,099)	$(972)	$(127)
Cash provided by financing activities	$166	$106	$60

Cash flows from operating activities changed primarily due to the following items:

•

Operating cash flow increased in 2008 due to higher net income in the year-to-year comparison, as well as various other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both years.

•

Operating cash flow in 2008 included a $75 million cash receipt from insurance carriers related to the Buchanan incident, as previously disclosed. Operating cash flow in 2007 included a $5 million cash receipt from insurance carriers related to a previous Buchanan incident.

•	Operating cash flows were lower in 2008 due to $85 million of reduced proceeds from the accounts receivable securitization program.

•

Operating cash flows were lower in 2008 by approximately $67 million due to coal inventories. Coal inventories increased 462 thousand tons in 2008. Coal inventories decreased 147 thousand tons in 2007.

Net cash used in investing activities changed primarily due to the following items:

•

Total capital expenditures increased $22 million to $1,062 million in 2008 compared to $1,040 million in 2007. The increase was attributable to the $36 million cash proceeds paid for the acquisition of the remaining interest in Coalfield Pipeline and Knox Energy, LLC, which CNX Gas did not previously own. Increases in capital expenditures were also related to the expanded gas drilling program, as well as additional increases in capital spending throughout other segments. The increases in capital expenditures were offset, in part, by the $297 million of cash proceeds paid in 2007 for the acquisition of AMVEST.

•	CONSOL Energy purchased $67 million of CNX Gas common stock on the open market during 2008. Cash proceeds of $10 million were paid in 2007 to acquire CNX Gas common stock on the open market.

•

Proceeds from the sale of assets were $28 million in 2008 compared to $85 million in 2008. Proceeds in 2008 were primarily related to the sale of the Mill Creek Mine. Proceeds in 2007 were primarily due to the $53 million of proceeds from the sale of certain western Kentucky coal reserves to Alliance Resource Partners, L.P.

Net cash provided by financing activities changed primarily due to the following items:

•

In 2008, CONSOL Energy received approximately $237 million of proceeds from the revolving credit facility. In 2007, CONSOL Energy received approximately $248 million of proceeds from this facility. In 2008, CONSOL Energy’s 83.3% owned subsidiary, CNX Gas, received proceeds of approximately $73 million from its revolving credit facility. There was no activity under the CNX Gas revolving credit facility in 2007.

•	In 2007, CONSOL Energy paid $45 million to redeem its medium-term notes that were due in June 2007. There were no long-term debt repayments in 2008.

•	CONSOL Energy repurchased $98 million of its common stock on the open market under the share repurchase program in 2008 compared to $80 million of its common stock purchased in 2007.

•	In 2008, CONSOL Energy paid approximately $73 million of dividends compared to approximately $56 million in 2007.

The following is a summary of our significant contractual obligations at December 31, 2008 (in thousands):

Payments due by Year

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$557,700	$—	$—	$—	$557,700
Purchase Order Firm Commitments	22,624	16,253	—	—	38,877
Gas Firm Transportation Obligation	19,449	36,494	32,235	239,196	327,374
Long-Term Debt	10,036	125,063	255,094	14,870	405,063
Capital Lease Obligations	21,065	33,261	15,734	57,788	127,848
Operating Lease Obligations	55,720	96,440	58,175	168,757	379,092
Other Long-Term Liabilities(a)	365,385	488,830	481,658	2,359,741	3,695,614

Total Contractual Obligations(b)	$1,051,979	$796,341	$842,896	$2,840,352	$5,531,568

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, mine reclamation and closure and other long-term liability costs. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Estimated 2009 contributions are expected to range from $47 million to $67 million.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At December 31, 2008, CONSOL Energy had total long-term debt of $491 million outstanding, including the current portion of long-term debt of $22 million. This long-term debt consisted of:

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

•	$30 million in advance royalty commitments with an average interest rate of 10.7% per annum;

•

An aggregate principal amount of $20 million on a variable rate note that bears interest at 6.10% at December 31, 2008. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $89 million of capital leases with a weighted average interest rate of 7.31% per annum;

At December 31, 2008, CONSOL Energy also had $485 million of aggregate principal amounts of outstanding borrowings and approximately $271 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At December 31, 2008, CNX Gas, an 83.3% owned subsidiary, had $73 million of aggregate principal amounts of outstanding borrowings and approximately $15 million of letters of credit outstanding under its $200 million revolving credit facility.

On September 15, 2008, Standard and Poor’s raised our corporate credit rating to BB+ from BB and removed all ratings from CreditWatch. The rating BB+ is the 11th lowest out of 22 rating categories. Standard and Poor’s defines an obligation rated ‘BB’ as less vulnerable to nonpayment than other speculative issues. However, the rating indicates that an obligor faces major ongoing uncertainties or exposure to adverse business, financial or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,462 million at December 31, 2008 and $1,214 million at December 31, 2007. Stockholders’ equity increased primarily due to net income for the year ended December 31, 2008 and changes in the cash flow hedges. These increases were offset by changes in the actuarial long-term liabilities, the declaration of dividends, and the retirement 2.1 million shares of common stock. See Consolidated Statements of Stockholders’ Equity in the Audited Consolidated Financial Statements in Item 8 of this Form 10-K.

In September 2008, CONSOL Energy announced a share repurchase program of up to $500 million of the company’s common stock during a 24-month period beginning in September 2008. The share repurchase plan will be used from time-to-time depending on a number of factors including: current market conditions; the company’s financial outlook; business conditions, including cash flows and internal capital requirements; as well as alternative investment options. As of December 31, 2008, we have purchased a total of 2,741,300 shares at an average price of $35.59 per share under this program.

Recent dividend information is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
January 30, 2009	$0.10	February 9, 2009	February 20, 2009
October 24, 2008	$0.10	November 5, 2008	November 21, 2008
August 1, 2008	$0.10	August 7, 2008	August 25, 2008
April 25, 2008	$0.10	May 6, 2008	May 27, 2008
January 30, 2008	$0.10	February 7, 2008	February 22, 2008

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more or our availability is less than $100 million. The leverage ratio was 1.34 to 1.00 and our availability was approximately $244 million at December 31, 2008. The credit facility does not permit dividend payments in the event of default. There were no defaults in the year ended December 31, 2008.

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

Recent Accounting Pronouncements

In May 2008, The Financial Accounting Standards Board (FASB) issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing Amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect this guidance to have a significant impact on CONSOL Energy.

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements.

Sensitivity analyses of the incremental effects on pre-tax income for the year ended December 31, 2008 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of December 31, 2008 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas(a)	$40.3	$102.6

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2009 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a net gain of $119 million (net of $77 million of deferred tax) at December 31, 2008. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CONSOL Energy’s natural gas derivative instruments also participate in CONSOL Energy’s revolving credit facility. The Company has not experienced any issues of non-performance by derivative counterparties. See “Liquidity and Capital Resources” for further discussion of current capital markets.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2008, CONSOL Energy had $491 million aggregate principal amount of debt outstanding under fixed-rate instruments and $558 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $485 million of borrowings outstanding at December 31, 2008. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 3.52% per annum during the year ended December 31, 2008. A 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. CONSOL Energy’s 83.3% subsidiary, CNX Gas, also had outstanding borrowings under their revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $73 million at December 31, 2008 and bore interest at a weighted average rate of 3.51% per annum during the year ended December 31, 2008. Due to the level of borrowings against this facility and the low weighted average interest rate in the year ended December 31, 2008, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CONSOL Energy Inc.

We have audited the accompanying consolidated balance sheet of CONSOL Energy Inc. (and Subsidiaries) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CONSOL Energy Inc. (and Subsidiaries) at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, during the year ended December 31, 2008, the Company adopted the measurement provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CONSOL Energy, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, PA February 17, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CONSOL Energy Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2007 present fairly, in all material respects, the financial position of CONSOL Energy Inc. and its subsidiaries (“CONSOL Energy”) at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of CONSOL Energy’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, CONSOL Energy changed the manner in which it accounts for stock-based compensation; defined benefit pension, other postretirement benefit plans, and other employee benefits; and purchases and sales of gas with the same counterparty in 2006.

/s/    PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

February 18, 2008

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Sales—Outside	$4,181,569	$3,324,346	$3,286,522
Sales—Purchased Gas	8,464	7,628	43,973
Sales—Gas Royalty Interests	79,302	46,586	51,054
Freight—Outside	216,968	186,909	162,761
Other Income (Note 3)	166,142	196,728	170,861

Total Revenue and Other Income	4,652,445	3,762,197	3,715,171
Costs of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	2,843,203	2,352,000	2,249,776
Purchased Gas Costs	8,175	7,162	44,843
Gas Royalty Interests Costs	73,962	39,921	41,879
Freight Expense	216,968	186,909	162,761
Selling, General and Administrative Expenses	124,543	108,664	91,150
Depreciation, Depletion and Amortization	389,621	324,715	296,237
Interest Expense (Note 4)	36,183	30,851	25,066
Taxes Other Than Income (Note 5)	289,990	258,926	252,539
Black Lung Excise Tax Refund	(55,795)	24,092	—

Total Costs	3,926,850	3,333,240	3,164,251
Earnings Before Income Taxes and Minority Interest	725,595	428,957	550,920
Income Taxes (Note 6)	239,934	136,137	112,430

Earnings Before Minority Interest	485,661	292,820	438,490
Minority Interest	(43,191)	(25,038)	(29,608)

Net Income	$442,470	$267,782	$408,882

Earnings Per Share (Note 1):
Basic	$2.43	$1.47	$2.23

Dilutive	$2.40	$1.45	$2.20

Weighted Average Number of Common Shares Outstanding (Note 1):
Basic	182,386,011	182,050,627	183,354,732

Dilutive	184,679,592	184,149,751	185,638,106

Dividends per Share	$0.40	$0.31	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$138,512	$41,651
Accounts and Notes Receivable:
Trade	221,729	180,545
Other Receivables	79,552	69,771
Inventories (Note 8)	227,810	163,193
Recoverable Income Taxes	33,862	19,090
Deferred Income Taxes (Note 6)	60,599	130,820
Prepaid Expenses	221,750	78,085

Total Current Assets	983,814	683,155
Property, Plant and Equipment (Note 10):
Property, Plant and Equipment	9,980,288	8,945,312
Less—Accumulated Depreciation, Depletion and Amortization	4,214,316	3,980,270

Total Property, Plant and Equipment—Net	5,765,972	4,965,042
Other Assets:
Deferred Income Taxes (Note 6)	333,543	374,811
Investment in Affiliates	72,996	94,866
Other	214,133	90,216

Total Other Assets	620,672	559,893

TOTAL ASSETS	$7,370,458	$6,208,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$385,197	$238,312
Short-Term Notes Payable (Note 11)	557,700	247,500
Current Portion of Long-Term Debt (Note 13 and Note 14)	22,401	18,283
Other Accrued Liabilities (Note 12)	546,442	512,302

Total Current Liabilities	1,511,740	1,016,397
Long-Term Debt:
Long-Term Debt (Note 13)	393,312	398,077
Capital Lease Obligations (Note 14)	75,039	90,848

Total Long-Term Debt	468,351	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions (Note 15)	2,493,344	2,336,809
Pneumoconiosis Benefits (Note 16)	190,261	171,896
Mine Closing	404,629	399,633
Workers’ Compensation (Note 16)	128,477	118,356
Deferred Revenue	—	3,162
Salary Retirement (Note 15)	194,567	67,392
Reclamation	38,193	34,317
Other	266,550	193,666

Total Deferred Credits and Other Liabilities	3,716,021	3,325,231
Minority Interest	212,159	163,118

Total Liabilities and Minority Interest	5,908,271	4,993,671

Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 183,014,426 Issued and 180,549,851 Outstanding at December 31, 2008; 185,126,526 Issued and 182,291,623 Outstanding at December 31, 2007	1,830	1,851
Capital in Excess of Par Value	993,478	966,544
Preferred Stock, 15,000,000 authorized; Non issued and outstanding	—	—
Retained Earnings	1,010,902	766,536
Accumulated Other Comprehensive Loss (Note 19)	(461,900)	(419,284)
Common Stock in Treasury, at Cost—2,464,575 shares at December 31, 2008 and 2,834,903 Shares at December 31, 2007	(82,123)	(101,228)

Total Stockholders’ Equity	1,462,187	1,214,419

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,370,458	$6,208,090

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock Units	Common Stock in Treasury	Total Stockholders’ Equity
Balance at December 31, 2005	$1,850	$883,316	$252,109	$(105,162)	$(6,757)	$—	$1,025,356
Net Income	—	—	408,882	—	—	—	408,882
Minimum Pension Liability (Net of $6,614 Tax)	—	—	—	10,390	—	—	10,390
Treasury Rate Lock (Net of $53 Tax)	—	—	—	(81)	—	—	(81)
Minority Interest in Other Comprehensive Income and Stock-Based Compensation of Gas	—	(1,996)	—	(6,877)	—	—	(8,873)
Gas Cash Flow Hedge (Net of ($23,860) Tax)	—	—	—	36,382	—	—	36,382

Comprehensive Income (Loss)	—	(1,996)	408,882	39,814	—	—	446,700
Adjustment to Apply SFAS 158, (Net of $156,100 Tax), to Defined Benefit Postretirement Plans	—	—	—	(310,369)	—	—	(310,369)
Stock Options Exercised	1	1,361	—	—	—	—	1,362
Issuance of Treasury Stock	—	(11,703)	(9,034)	—	—	34,045	13,308
Dividends ($0.28 per Share)	—	—	(51,416)	—	—	—	(51,416)
Tax Benefit from Stock-Based Compensation	—	38,545	—	—	—	—	38,545
Purchases of Treasury Stock	—	—	—	—	—	(116,450)	(116,450)
Amortization of Stock-Based Compensation Awards	—	19,115	—	—	—	—	19,115
Elimination of Unearned Compensation on Restricted Stock Units	—	(6,757)	—	—	6,757	—	—

Balance at December 31, 2006	1,851	921,881	600,541	(375,717)	—	(82,405)	1,066,151
Net Income	—	—	267,782	—	—	—	267,782
Treasury Rate Lock (Net of $52 Tax)	—	—	—	(81)	—	—	(81)
Minority Interest in Other Comprehensive Income and Stock-Based Compensation of Gas	—	—	—	(691)	—	—	(691)
Gas Cash Flow Hedge (Net of ($2,146) Tax)	—	—	—	4,214	—	—	4,214
FAS 158 Long-Term Liability Adjustments (net of ($27,991) Tax);	—	—	—	(47,009)	—	—	(47,009)

Comprehensive Income (Loss)	—	—	267,782	(43,567)	—	—	224,215
Cumulative Effect of FASB Interpretation No. 48 Adoption	—	—	(3,202)	—	—	—	(3,202)
Issuance of Treasury Stock	—	—	(42,110)	—	—	61,334	19,224
Purchases of Treasury Stock	—	—	—	—	—	(80,157)	(80,157)
Tax Benefit from Stock-Based Compensation	—	23,682	—	—	—	—	23,682
Amortization of Stock-Based Compensation Awards	—	20,981	—	—	—	—	20,981
Dividends ($0.31 per share)	—	—	(56,475)	—	—	—	(56,475)

Balance at December 31, 2007	1,851	966,544	766,536	(419,284)	—	(101,228)	1,214,419
Net Income	—	—	442,470	—	—	—	442,470
Treasury Rate Lock (Net of $55 Tax)	—	—	—	(77)	—	—	(77)
Minority Interest in Other Comprehensive Income and Stock-Based Compensation of Gas	—	—	—	(20,793)	—	—	(20,793)
Gas Cash Flow Hedge (Net of ($77,292) Tax)	—	—	—	118,646	—	—	118,646
FAS 158 Long-Term Liability Adjustments (Net of ($82,156) Tax)	—	—	—	(140,305)	—	—	(140,305)

Comprehensive Income (Loss)	—	—	442,470	(42,529)	—	—	399,941
Adjustment to apply SFAS 158 Measurement Provision (net of $23,652 Tax)	—	—	(38,606)	(87)	—	—	(38,693)
Issuance of Treasury Stock	—	—	(21,519)	—	—	34,980	13,461
Purchases of Treasury Stock	—	—	—	—	—	(15,875)	(15,875)
Retirement of Common Stock (2,112,200 Shares)	(21)	(16,876)	(65,022)	—	—	—	(81,919)
Tax Benefit from Stock-Based Compensation	—	22,003	—	—	—	—	22,003
Amortization of Stock-Based Compensation Awards	—	21,807	—	—	—	—	21,807
Dividends ($0.40 per share)	—	—	(72,957)	—	—	—	(72,957)

Balance at December 31, 2008	$1,830	$993,478	$1,010,902	$(461,900)	$—	$(82,123)	$1,462,187

The accompanying notes are an integral part of these consolidated financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$442,470	$267,782	$408,882
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	389,621	324,715	296,237
Stock-based Compensation	25,186	24,243	22,841
Gain on Sale of Assets	(23,368)	(112,389)	(10,417)
Change in Minority Interest	43,191	25,038	29,608
Amortization of Mineral Leases	4,871	4,519	3,773
Deferred Income Taxes	135,594	59,555	19,041
Equity in Earnings of Affiliates	(11,140)	(6,551)	(1,201)
Changes in Operating Assets:
Accounts Receivable Securitization	39,600	125,400	—
Accounts and Notes Receivable	(79,747)	14,074	(52,898)
Inventories	(53,994)	13,448	(7,427)
Prepaid Expenses	(5,032)	(9,145)	(9,011)
Changes in Other Assets	17,081	40,164	19,020
Changes in Operating Liabilities:
Accounts Payable	64,851	(2,435)	(4,769)
Other Operating Liabilities	(14,020)	(30,978)	(115,967)
Changes in Other Liabilities	51,546	(54,924)	59,604
Other	2,754	1,517	7,231

Net Cash Provided by Operating Activities	1,029,464	684,033	664,547

Cash Flows from Investing Activities:
Capital Expenditures	(1,061,669)	(743,114)	(690,546)
Acquisition of AMVEST	—	(296,724)	—
Proceeds from Sale of Assets	28,193	84,791	59,963
Purchase of Stock in Subsidiary	(67,259)	(10,000)	—
Net Investment in Equity Affiliates	1,879	(7,057)	(30,963)

Net Cash Used in Investing Activities	(1,098,856)	(972,104)	(661,546)

Cash Flows from Financing Activities:
Payments on Long-Term Debt	—	(45,000)	—
Proceeds from Short-Term Debt	310,200	247,500	—
Payments on Miscellaneous Borrowings	(10,414)	(2,935)	(5,107)
Tax Benefit from Stock-Based Compensation	22,003	23,682	38,545
Dividends Paid	(72,957)	(56,475)	(51,416)
Issuance of Treasury Stock	15,215	19,224	13,308
Purchases of Treasury Stock	(97,794)	(80,157)	(116,450)
Stock Options Exercised	—	—	1,362

Net Cash Provided by (Used In) Financing Activities	166,253	105,839	(119,758)
Net Increase (Decrease) in Cash and Cash Equivalents	96,861	(182,232)	(116,757)
Cash and Cash Equivalents at Beginning of Period	41,651	223,883	340,640

Cash and Cash Equivalents at End of Period	$138,512	$41,651	$223,883

The accompanying notes are an integral part of these consolidated financial statements.

See Note 21—Supplemental Cash Flow Information

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Property, Plant and Equipment:

Property, plant and equipment is carried at cost. Expenditures which extend the useful lives of existing plant and equipment are capitalized. Interest costs applicable to major asset additions are capitalized during the construction period. Costs of additional mine facilities required to maintain production after a mine reaches the production stage, generally referred to as “receding face costs,” are expensed as incurred; however, the costs of additional airshafts and new portals are capitalized. Planned major maintenance costs which do not extend the useful lives of existing plant and equipment are expensed as incurred.

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

Gas well activity is accounted for under the successful efforts method of accounting. Costs of property acquisitions, successful exploratory wells, development wells and related support equipment and facilities are capitalized. Costs of unsuccessful exploratory wells are expensed when such wells are determined to be non-productive, or if the determination cannot be made after finding sufficient quantities of reserves to continue evaluating the viability of the project. The costs of producing properties and mineral interests are amortized using the ratio of current production to the estimated aggregate proved gas reserves. Wells and related equipment and intangible drilling costs are amortized on a units-of-production method using the ratio of current production to the estimated aggregate proved developed gas reserves. Units-of-production amortization rates are revised when events and circumstances indicate an adjustment is necessary, but at least once a year; those revisions are accounted for prospectively as changes in accounting estimates.

Depreciation of plant and equipment is calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Years
Building and improvements	10 to 45
Machinery and equipment	3 to 25
Leasehold improvements	Life of Lease

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Costs to obtain coal lands are capitalized based on the fair value at acquisition and are amortized using the units-of-production method over all estimated proven and probable reserve tons assigned to the mine. Proven and probable coal reserves exclude non-recoverable coal reserves and anticipated processing losses. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when events and circumstances indicate a reserve change is needed, or at a minimum once a year. Amortization of coal interests begins when the coal reserve is produced. At an underground mine, a ton is considered produced once it reaches the surface area of the mine. Any material income effect from changes in estimates is disclosed in the period the change occurs.

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

Impairment of Long-lived Assets:

Impairment of long-lived assets is recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying value. The carrying value of the assets is then reduced to their estimated fair value which is usually measured based on an estimate of future discounted cash flows. Impairment of equity investments is recorded when indicators of impairment are present and the estimated fair value of the investment is less than the assets’ carrying value. Impairment expense of $6,273 was recognized in cost of goods sold and other operating charges in December 2008 when it became probable that an option to purchase preferred equity in PFBC Environment Energy Technology would not be exercised.

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

Postretirement Benefits Other Than Pensions:

Postretirement benefits other than pensions, except for those established pursuant to the Coal Industry Retiree Health Benefit Act of 1992 (the Health Benefit Act), are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS No. 112, “Employers’ Accounting for Post employment Benefits” as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R),” which requires employers to accrue the cost of such retirement benefits for the employees’ active service periods. Such liabilities are determined on an actuarial basis and CONSOL Energy is primarily self-insured for these benefits. Postretirement benefit obligations established by the Health Benefit Act are treated as a multi-employer plan which requires expense to be recorded for the associated obligations as payments are made. This treatment is in accordance with Emerging Issues Task Force (EITF) No. 92-13, “Accounting for Estimated Payments in Connection with the Coal Industry Retiree Health Benefit Act of 1992.”

Pneumoconiosis Benefits and Workers’ Compensation:

CONSOL Energy is required by federal and state statutes to provide benefits to certain current and former totally disabled employees or their dependents for awards related to coal workers’ pneumoconiosis. CONSOL Energy is also required by various state statutes to provide workers’ compensation benefits for employees who sustain employment related physical injuries or some types of occupational disease. Workers’ compensation benefits include compensation for their disability, medical costs, and on some occasions, the cost of rehabilitation. CONSOL Energy is primarily self-insured for these benefits. Provisions for estimated benefits are determined on an actuarial basis.

Mine Closing, Reclamation and Gas Well Closing Costs:

CONSOL Energy accrues for mine closing costs, perpetual care costs and dismantling and removing costs of gas related facilities using the accounting treatment prescribed by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement requires the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. Depreciation of the capitalized asset retirement cost is generally determined on a units-of-production basis. Accretion of the asset retirement obligation is recognized over time

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in the Cost of Goods Sold and other charges line on the Consolidated Statements of Income. Asset retirement obligations primarily relate to the closure of mines and gas wells, and the reclamation of land upon exhaustion of coal and gas reserves.

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

Retirement Plans:

CONSOL Energy has non-contributory defined benefit retirement plans covering substantially all employees not covered by multi-employer retirement plans. Effective January 1, 2006, employees hired between August 1, 2004 and December 31, 2005 that were not previously eligible to participate in the plans began accruing service. Also, as of January 1, 2006, an amendment was made to the salaried pension plan related to lump sum distributions. The CONSOL Energy salaried plan allows for lump-sum distributions of benefits earned up until December 31, 2005, at the employee’s election. CONSOL Energy’s policy is to annually fund the defined benefit pension plans at or above the minimum required by law.

Effective January 1, 2007, employees hired by CNX Gas, an 83.3% owned subsidiary, will not be eligible to participate in CNX Gas’ non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit plan, these employees began receiving an additional 3% company contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005, or who were employees of CONSOL Energy prior to this date, were given a one time opportunity to elect to remain in the defined benefit plan or opt to freeze their service accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees hired on or after January 1, 2006, but on or before December 31, 2006, had their current non-contributory defined benefit frozen and began receiving the additional 3% company contribution into their defined contribution plan effective January 1, 2007. CNX Gas intends to freeze all defined benefit accruals as of December 31, 2016 for CNX Gas employees that elected to remain in the defined benefit plan.

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CNX Gas has an operational gas-balancing agreement with Columbia interstate pipeline. The imbalance agreement is managed internally using the sales method of accounting. The sales method recognizes revenue when the gas is taken by the purchaser.

CNX Gas sells gas to accommodate the delivery points of its customers. In general this gas is purchased at market price and re-sold on the same day at market price less a small transaction fee. These matching buy/sell transactions include a legal right of offset of obligations and have been simultaneously entered into with the counterparty which qualify for netting under EITF no. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counter-Party,” and are therefore reflected net on the income statement in cost of goods sold and other charges.

CNX Gas also provides gathering services to third parties by purchasing gas produced by the third party, at market prices less a fee. The gas purchased from third party producers is then resold by CNX Gas to end users or gas marketers at current market prices. These revenues and expenses are recorded gross as purchased gas revenue and purchased gas costs in the consolidated statement of income. Purchased gas revenue is recognized when title passes to the customer. Purchased gas costs are recognized when title passes to CNX Gas from the third party producer.

CONSOL Energy also has royalty interests which are the portion of the mineral interest retained by the lessor. This interest entitles the royalty interest owner to a fractional amount of the production from the property, in kind or in value, less the applicable severance taxes.

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

Contingencies:

CONSOL Energy, or our subsidiaries, from time to time is subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes, and other claims and actions, arising out of the normal course of business. Liabilities are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. Estimates are developed through consultation with legal counsel involved in the defense and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Environmental liabilities are not discounted or reduced by possible recoveries from third parties. Legal fees associated with defending these various lawsuits and claims are expensed when incurred.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Treasury Stock:

On September 12, 2008, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $500,000 of the company’s common stock during a twenty-four month period beginning September 9, 2008, and ending September 8, 2010. Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in our Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added to or deducted from Capital in Excess of Par Value.

On December 21, 2005, CONSOL Energy’s Board of Directors announced a share repurchase program of up to $300,000 of the company’s common stock during a twenty-four month period beginning January 1, 2006 and ending December 31, 2007.

For the years ended December 31, 2008 and 2007, we had cash expenditures under our repurchase program of $97,794 and $80,157, respectively, funded primarily by cash generated from operations. The total common shares repurchased for the years ended December 31, 2008 and 2007 were 2,741,300 and 2,087,800 at an average cost of $35.59 and $38.14 per share, respectively.

Stock-Based Compensation:

Effective January 1, 2006, CONSOL Energy uses the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS 123R). Under this transition method, stock-based compensation expense for the year ended December 31, 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. See Note 18 to the Audited Consolidated Financial Statements for a further discussion on stock-based compensation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Earnings per Share:

Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, and the assumed vesting of restricted and performance stock units if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and outstanding restricted and performance stock units were released and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. In accordance with the provisions of SFAS 123R, CONSOL Energy includes the impact of the proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method. Options to purchase 370,987 shares, 133,343 shares and 714,453 shares of common stock were outstanding at December 31, 2008, 2007 and 2006, respectively, but were not included in the computation of dilutive earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the year ended December 31, 2008, 18,176 performance stock units were not included in the computation of dilutive earnings per share as their effect would be anti-dilutive.

	For the Years Ended December 31,
	2008	2007	2006
Net income	$442,470	$267,782	$408,882

Average shares of common stock outstanding:
Basic	182,386,011	182,050,627	183,354,732
Effect of stock-based compensation awards	2,293,581	2,099,124	2,283,374

Dilutive	184,679,592	184,149,751	185,638,106

Earnings per share:
Basic	$2.43	$1.47	$2.23

Dilutive	$2.40	$1.45	$2.20

Shares of common stock were outstanding as follows:

	2008	2007	2006
Balance, beginning of year	182,291,623	182,654,629	185,050,824
Issuance(1)	1,027,250	1,755,457	1,118,605
Repurchased-Treasury Stock Shares	(656,922)	(2,118,463)	(3,514,800)
Repurchased-Retired Shares	(2,112,100)	—	—

Balance, end of year	180,549,851	182,291,623	182,654,629

(1)	See Note—18 Stock-based Compensation for additional information

Accounting for Derivative Instruments:

CONSOL Energy accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and its

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

corresponding amendments. SFAS No. 133 requires CONSOL Energy to measure every derivative instrument (including certain derivative instruments embedded in other contracts) at fair value and record them in the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income. The ineffective portions of hedges are recognized in earnings in the current period.

CONSOL Energy formally assesses, both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, CONSOL Energy will discontinue hedge accounting prospectively.

Accounting for Business Combinations:

The company accounts for its business acquisitions under the purchase method of accounting consistent with the requirements of SFAS No. 141, “Business Combinations.” The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions with respect to future cash inflows and outflows, discount rates and asset lives, among other items.

Accounting for Carbon Emissions Offsets:

In 2008, CNX Gas, an 83.3% subsidiary, completed the independent verification and registration processes necessary to sell carbon emission offsets on the Chicago Climate Exchange. CNX Gas has verified approximately 8.4 million metric tons of offsets, CONSOL Energy has also verified approximately 8.3 million metric tons of offsets which may sell on the over-the-counter market. These offsets are recorded at their historical cost, which is zero. Sales of these emission offsets will be reflected in income as they occur. To date, no offsets have been sold.

Recent Accounting Pronouncements:

In May 2008, The Financial Accounting Standards Board (FASB) issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 establishes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect this guidance to have a significant impact on CONSOL Energy.

In March 2008, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (SFAS 161). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

better understand their effects on an entity’s financial positions, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under SFAS 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. CONSOL Energy’s management is currently assessing the new disclosure requirements required by SFAS 161.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (SFAS 141R), and Statement of Financial Accounting Standards No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 141R and SFAS 160 will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141R retains the fundamental requirements in SFAS 141 “Business Combinations” while providing additional definitions, such as the definition of the acquirer in a purchase and improvements in the application of how the acquisition method is applied. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests, and classified as a component of equity. These statements become simultaneously effective January 1, 2009. Early adoption is not permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Reclassifications:

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2008 with no effect on previously reported net income or stockholders’ equity.

Note 2—Acquisitions and Dispositions:

In October 2008 CONSOL Energy Inc.’s Board of Directors has authorized a purchase program for shares of CNX Gas Corporation common stock for an aggregate purchase price of up to $150 million. The authorization, which is not intended to take CNX Gas private, was effective as of October 21, 2008 for a twenty-four month period. During the year ended December 31, 2008, CONSOL Energy completed the purchase of $67,259 of CNX Gas stock on the open market at an average price of $26.53 per share. The purchase of these 2,531,400 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.7% to 83.3% at December 31, 2008. During the year ended December 31, 2007, CONSOL Energy purchased $10,000 of CNX Gas stock on the open market at an average price of $26.87 per share. The purchase of these 372,000 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.5% to 81.7% at December 31, 2007.

In December 2008, CONSOL Energy, through a subsidiary, completed the acquisition of the outstanding 51% interest in Southern West Virginia Energy, LLC (“SWVE”) for a cash payment of $11,521. This amount is included in capital expenditures in cash used in investing activities on the Consolidated Statement of Cash Flows. The purchase price was principally allocated to property, plant and equipment. SWVE wholly-owns Southern West Virginia Resources, LLC and Minway Contracting, LLC, and had previously been a 49% subsidiary of CONSOL Energy. Prior to the acquisition of the outstanding interest, SWVE had been fully consolidated in accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” by CONSOL Energy. The proforma results for this acquisition are not material to CONSOL Energy’s financial results.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In November 2008, CONSOL Energy, through a subsidiary, completed the acquisition of North Penn Pipe & Supply, Inc. for a cash payment, net of cash acquired, of $22,550. This amount is included in capital expenditures in cash used in investing activities on the Consolidated Statements of Cash Flows. North Penn Pipe & Supply, Inc. is a distributor of oil and gas field equipment, primarily tubular goods, to the northern Appalachian Basin, a region stretching from the state of New York to southwestern Pennsylvania and northern West Virginia. The fair value of merchandise for resale acquired in this acquisition is $10,623 and is included in inventory on the Consolidated Balance Sheets. The proforma results for this acquisition are not significant to CONSOL Energy’s financial results.

In July 2008, our 83.3% subsidiary, CNX Gas, completed the acquisition of several leases and gas wells from KIS Oil & Gas Inc. for a cash payment of $19,324. The purchase price was principally allocated to property, plant and equipment. The sales agreement called for the transfer of 30 oil and gas wells and approximately 5,600 leased acres. This acquisition enhanced our acreage position in Northern Appalachia. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results.

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC and Coalfield Pipeline Company not already owned by CNX Gas for a cash payment of $36,000 which was principally allocated to property, plant and equipment. Prior to the acquisition of the outstanding interest, Knox Energy, LLC had been proportionately consolidated into CONSOL Energy’s financial statements during 2008. During 2006 and 2007 the equity method was used to account for these entities. Knox Energy, LLC is a natural gas production company and Coalfield Pipeline Company is a gathering and transportation company with operations in Tennessee. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results. The acquisition was not material to the CONSOL Energy’s consolidated financial statements.

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

The application of purchase accounting under SFAS 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on the fair values of assets and liabilities at acquisition date. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Assets
Current Assets:
Cash and Cash Equivalents	$7,028
Accounts and Notes Receivable:
Trade	21,343
Other Receivables	5,149
Inventories	18,459
Prepaid Expenses	937

Total Current Assets	52,916
Property, Plant and Equipment:	482,847
Other Assets:
Other	297

Total Other Assets	297

Total Assets	$536,060

Liabilities
Current Liabilities:
Accounts Payable	$12,595
Accrued Income Taxes	43,060
Other Accrued Liabilities	25,541

Total Current Liabilities	81,196
Deferred Credits and Other Liabilities:
Deferred Income Taxes	120,442
Postretirement Benefits Other Than Pensions	2,130
Pneumoconiosis Benefits	8,055
Mining Closing	9,345
Workers’ Compensation	1,744
Reclamation	3,911
Other	5,485

Total Deferred Credits and Other Liabilities	151,112

Total Liabilities	232,308

Net Assets Acquired	$303,752

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The unaudited proforma results, assuming the acquisition had occurred at the beginning of each period presented below are estimated to be:

	For the Year Ended December 31,
	2007	2006
Revenue	$3,902,186	$3,982,175

Earnings Before Taxes	$444,409	$583,102

Net Income	$279,074	$432,188

Basic Earnings Per Share	$1.53	$2.36

Dilutive Earnings Per Share	$1.52	$2.33

The proforma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

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

In June 2007, CONSOL Energy, through a subsidiary, exchanged certain coal assets in Northern Appalachia with Peabody Energy for coalbed methane and gas rights. This transaction was accounted for as a non-monetary exchange under Statement of Financial Accounting Standards No. 153, “Exchanges of Non-Monetary Assets,” resulting in a pre-tax gain of $50,060. Also in June 2007, CONSOL Energy, through a subsidiary, acquired certain coalbed methane and gas rights from Peabody Energy for a cash payment of $15,000 plus approximately $1,650 of various other acquisition costs.

In June 2007, CONSOL Energy, through a subsidiary, sold the rights to certain western Kentucky coal in the Illinois Basin to Alliance Resource Partners, L.P. for $53,309. This transaction resulted in a pre-tax gain of $49,868.

In December 2006, CONSOL Energy, through a subsidiary, completed a sale/lease-back transaction for its future headquarters property. Cash proceeds were $9,548 which did not result in a gain or loss on the sale. The initial lease term is twenty years and includes an option to renew the lease term for an additional five-year period and a subsequent four-and-one-half year lease term. The lease was accounted for as a capital lease during the construction period, in accordance with the guidance provided by the Emerging Issues Task Force (“EITF”) on Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction.” Since completion of construction in August 2008, the lease has been accounted for as an operating lease. Estimated monthly rental payments of $462 will be made for the period January 1, 2009 through July 31, 2010; $552 for the period August 1, 2010 through July 31, 2018; and $581 for the period August 1, 2018 through July 31, 2028.

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

In January 2006, CONSOL Energy, through a subsidiary, completed the acquisition of Mon River Towing and J.A.R. Barge Lines, LLC from The Guttman Group for a cash payment of $24,750. The acquisition included 13 towboats and more than 350 barges with the capacity to transport 13 million tons of coal annually. Mon River Towing transports petroleum products, coal, limestone and other bulk commodities to various locations along the navigable rivers of Pennsylvania, Ohio, West Virginia and Kentucky. J.A.R. Barge Lines, LLC charters motor vessels and barges to other river transportation firms along the inland waterways.

Note 3—Other Income:

	For the Years Ended December 31,
	2008	2007	2006
Buchanan roof collapse insurance proceeds	$50,000	$10,000	$—
Gain on disposition of assets	23,368	112,389	10,417
Royalty income	20,673	14,205	27,915
Service income	14,298	12,623	13,345
Equity in earnings of affiliates	11,140	6,551	1,201
Charter & Tramp Towing Income	11,164	2,601	—
Interest income	2,363	12,792	15,369
Buchanan skip hoist damage and business interruption insurance proceeds	—	—	40,792
Buchanan fire business interruption insurance proceeds	—	—	38,415
Other	33,136	25,567	23,407

Total Other Income	$166,142	$196,728	$170,861

Note 4—Interest Expense:

	For the Years Ended December 31,
	2008	2007	2006
Interest on debt	$45,627	$40,766	$33,605
Interest on other payables	2,718	4,648	2,213
Interest capitalized	(12,162)	(14,563)	(10,752)

Total Interest Expense	$36,183	$30,851	$25,066

Note 5—Taxes Other Than Income:

	For the Years Ended December 31,
	2008	2007	2006
Production taxes	$188,581	$163,346	$169,163
Payroll taxes	49,829	43,828	42,035
Property taxes	44,107	41,586	34,991
Capital Stock & Franchise Tax	6,568	7,475	7,293
VA Employment Enhancement Tax Credit	(4,190)	(3,159)	(5,003)
Other	5,095	5,850	4,060

Total Taxes Other Than Income	$289,990	$258,926	$252,539

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 6—Income Taxes:

Income taxes (benefits) provided on earnings consisted of:

	For the Years Ended December 31,
	2008	2007	2006
Current:
U.S. Federal	$87,658	$62,704	$72,839
U.S. State	14,549	11,284	12,247
Non-U.S.	2,133	2,594	770

	104,340	76,582	85,856
Deferred:
U.S. Federal	101,869	40,278	46,332
U.S. State	33,725	19,277	(19,758)

	135,594	59,555	26,574

Total Income Taxes	$239,934	$136,137	$112,430

The components of the net deferred tax assets are as follows:

	December 31, 2008	December 31, 2007
Deferred Tax Assets:
Postretirement benefits other than pensions	$990,336	$997,930
Alternative minimum tax	168,276	197,009
Mine closing	133,591	139,742
Pneumoconiosis benefits	75,124	59,506
Net operating loss	57,370	63,866
Workers’ compensation	59,687	57,055
Salary retirement	74,967	38,839
Capital lease	32,212	41,415
Reclamation	14,581	13,277
Other	78,923	81,702

Total Deferred Tax Assets	1,685,067	1,690,341
Valuation Allowance**	(60,898)	(59,908)

Net Deferred Tax Assets	1,624,169	1,630,433
Deferred Tax Liabilities:
Property, plant and equipment	(1,085,054)	(1,058,596)
Advance mining royalties	(23,445)	(23,493)
Gas hedge	(81,061)	(3,738)
Other	(40,467)	(38,975)

Total Deferred Tax Liabilities	(1,230,027)	(1,124,802)

Net Deferred Tax Assets	$394,142	$505,631

**	Valuation allowances of ($2,663) and ($58,235) have been allocated between current and long-term deferred tax assets respectively for 2008. Valuation allowances of ($2,476) and ($57,432) have been allocated between current and long-term deferred tax assets respectively for 2007.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

According to Statement of Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”, a deferred tax asset should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. All available evidence, both positive and negative, must be considered in determining the need for a valuation allowance. For the years ended December 31, 2008 and December 31, 2007, positive evidence considered included future income projections based on existing fixed price contracts and forecasted expenses, reversals of book to tax temporary differences, and the implementation of and/or ability to employ various tax planning strategies. Negative evidence included book and tax losses generated in prior periods, and the inability to achieve forecasted results for those periods.

During 2006, CONSOL Energy concluded that a valuation allowance was no longer warranted against a portion of its state net operating loss carry forwards in certain tax jurisdictions. In 2007 CONSOL Energy implemented a prudent and feasible tax strategy that ensured the realization of Pennsylvania loss carry forward tax benefits. For 2008 and 2007, CONSOL Energy continues to report a deferred tax asset of $22,656 and $27,881, respectively, on an after Federal tax adjusted basis relating to the remainder of its state operating loss carry forwards after valuation allowance. A review of the positive and negative evidence regarding these tax benefits, primarily the history of book and tax losses on a separate company basis, concluded that a valuation allowance was warranted. A valuation allowance of $26,184 and $23,123 on an after Federal tax adjusted basis have also been recorded for 2008 and 2007, respectively, against the deferred state tax asset attributable to future deductible temporary differences for certain CONSOL Energy subsidiaries with histories of book and tax losses. The net operating losses expire at various times between 2009 and 2027. Management will continue to assess the potential for realizing deferred tax assets based upon updated income forecast data and the feasibility of future tax planning strategies, and may record adjustments to valuation allowances against deferred tax assets in future periods as appropriate that could materially impact net income. Included in the valuation allowance against the deferred state tax assets attributable to future deductible temporary differences for 2008 and 2007 are $8,496 and $7,687, respectively, of valuation allowances for deferred tax assets related to Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans” (SFAS No. 158) in state jurisdictions which are subject to a full valuation allowance. The increase in the valuation allowances recognized on SFAS No. 158 was recognized through other comprehensive income in the applicable period.

We estimate that CONSOL Energy will utilize Federal alternative minimum tax credits of $30,464 for the year ended December 31, 2009, thereby reducing the deferred tax asset associated with the prior years’ minimum tax credits. During 2008, the Federal alternative minimum tax credits were increased $1,731 as a result of the 2007 accrual to 2007 return adjustments.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following is a reconciliation stated as a percentage of pretax income, of the United States statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Years Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$253,958	35.0%	$150,135	35.0%	$192,822	35.0%
Excess tax depletion	(48,859)	(6.7)	(43,502)	(10.1)	(55,229)	(10.0)
Effect of medicare prescription drug, improvement and modernization act of 2003	2,112	0.3	1,796	0.4	1,796	0.3
Effect of domestic production activities	(7,721)	(1.1)	(915)	(0.2)	(2,538)	(0.4)
Net effect of state tax	31,169	4.3	20,086	4.7	(15,549)	(2.8)
Effect of foreign tax	2,133	0.3	787	0.2	770	0.1
Other	7,142	1.0	7,750	1.7	(9,642)	(1.8)

Income Tax (Benefit) Expense/Effective Rate	$239,934	33.1%	$136,137	31.7%	$112,430	20.4%

CONSOL Energy adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $3,202 in the liability for unrecognized tax benefits upon adoption, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. During the year ending December 31, 2008, the Company recognized a decrease of $2,726 in the liability for unrecognized tax benefits as a result of reevaluating the potential outcome of the ongoing audit of its 2004 and 2005 tax returns by the IRS, and identifying additional uncertain tax positions relating to state income taxes. During the year ending December 31, 2007, the Company recognized an increase of $13,317 in the liability for unrecognized tax benefits as a result of tax positions taken during the current period, and uncertain tax positions identified upon the acquisition of Amvest Corporation. Of the total increase in the liability for unrecognized tax benefits for the year ending December 31, 2007, $10,497 was accounted for as a reclassification from deferred Federal and state income taxes and $2,520 is attributable to uncertain tax positions recognized as a result of the acquisition of Amvest Corporation. The change in unrecognized tax benefits during 2008 and 2007 resulted in reductions in net income of $1,833 and $300, respectively.

The total amount of unrecognized tax benefits as of December 31, 2008 and 2007 were $60,691 and $63,417, respectively. If these unrecognized tax benefits were recognized, $14,657 and $12,871, respectively, would affect CONSOL Energy’s effective income tax rate.

CONSOL Energy and its subsidiaries file income tax returns in the U. S. federal, various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The IRS is currently finalizing its audit report relating to CONSOL Energy’s income tax returns filed for 2004 and 2005. The Company expects to conclude this examination, and remit payment of the resulting tax deficiencies to Federal and state taxing authorities before June 30, 2009. The estimated Federal tax deficiency payable to the IRS is $12,500. This payment will have no impact on net income since the tax deficiencies for 2004 and 2005 are primarily the result of changes in the timing of tax deductible expenses.

The IRS’ examination of the Company’s 2002 and 2003 tax returns has been completed. CONSOL Energy estimates that an additional payment of approximately $1,300 of interest related to the examination will be made before March 31, 2009.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of December 31, 2008 and 2007, the Company had an accrued liability of $10,518 and $8,503, respectively, for interest related to uncertain tax positions. The accrued interest liabilities include $2,012 and $3,426 that were recorded in the Company’s Consolidated Income Statements for the years ended December 31, 2008 and 2007, respectively.

CONSOL recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of December 31, 2008, there were no accrued penalties recognized. As of December 31, 2007, there was $1,200 of accrued penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance of unrecognized tax benefits at December 31, 2007	$63,417
Increase in unrecognized tax benefits resulting from tax positions taken during current period	$14,444
Decrease in unrecognized tax benefits resulting from tax positions taken during prior period	($17,170)

Balance of unrecognized tax benefits at December 31, 2008	$60,691

The majority of CONSOL Energy earnings before income tax was generated from domestic entities.

Note 7—Mine Closing, Reclamation & Gas Well Closing Costs:

CONSOL Energy accrues for mine closing, perpetual water care costs, and dismantling and removal costs for gas related facilities using the accounting treatment prescribed by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). CONSOL Energy recognizes capitalized asset retirement costs by increasing the carrying amount of related long-lived assets, net of the associated accumulated depreciation. The obligation for asset retirements is included in Mine Closing, Reclamation, Other Accrued Liabilities and Other Liabilities in the Consolidated Balance Sheets.

The reconciliation of changes in the asset retirement obligations at December 31, 2008 and 2007 is as follows:

	As of December 31,
	2008	2007
Balance at beginning of period	$530,897	$492,308
Accretion Expense	34,888	32,469
Payments	(32,085)	(28,427)
Revisions in Estimated Cash Flows	30,409	2,901
Other	(19,795)	31,646

Balance at end of period	$544,314	$530,897

For the year ended December 31, 2008, Other includes ($19,618) for asset dispositions and ($177) of various other items, none of which are individually significant. For the year ended December 31, 2007, Other includes obligations for reclamation, mine closing, and perpetual care of $18,974 related to the acquisition of AMVEST in July 2007. In addition, $14,907 is included in Other for gas well closing obligations related to gas wells acquired with the acquisition of the outstanding shares of an oil and gas company in October 2007. The remaining ($2,235) included in Other relates to various other items, none of which are individually significant.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 8—Inventories:

	December 31,
	2008	2007
Coal	$93,875	$45,614
Merchandise for resale	43,074	25,418
Supplies	90,861	92,161

Total Inventories	$227,810	$163,193

Merchandise for resale is valued using the LIFO cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $14,716 and $14,389 at December 31, 2008 and 2007, respectively.

Note 9—Accounts Receivable Securitization:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive up to $165,000 on a revolving basis. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At December 31, 2008, there were no letters of credit outstanding against the facility.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $5,814 and $3,440 for the year ended December 31, 2008 and 2007, respectively. These costs have been recorded as financing fees, which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012.

At December 31, 2008 and 2007, eligible accounts receivable totaled approximately $165,000 and $115,500, respectively. There were no subordinated retained interests at December 31, 2008 or December 31, 2007. Accounts receivables totaling $165,000 and $125,400 were removed from the Consolidated Balance Sheet at December 31, 2008 and 2007, respectively. In accordance with the facility agreement, the company is able to receive proceeds based upon total eligible accounts receivable at the previous month-end. Proceeds at December 31, 2007, determined by eligible accounts receivable at November 30, 2007, exceeded the eligible

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

accounts receivable at December 31, 2007. The $9,900 not supported by accounts receivable at December 31, 2007 is included in the $125,400, of accounts receivable, which was removed from the consolidated balance sheet at December 31, 2007. CONSOL Energy’s $39,600 and $125,400 increase in the accounts receivable securitization program for the years ended December 31, 2008 and 2007, respectively, is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

Note 10—Property, Plant and Equipment

	December 31,
	2008	2007
Coal & other plant and equipment	$4,533,793	$4,249,698
Coal properties and surface lands	1,313,496	1,313,440
Gas properties and related development	1,379,012	889,057
Gas gathering equipment	740,396	596,171
Airshafts	615,512	582,028
Leased coal lands	502,521	458,216
Mine development	527,991	490,876
Coal advance mining royalties	365,380	363,072
Gas advance royalties	2,187	2,754

Total Property, Plant and Equipment	9,980,288	8,945,312

Less—Accumulated depreciation, depletion and amortization	4,214,316	3,980,270

Net Property, Plant and Equipment	$5,765,972	$4,965,042

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

Amortization of capitalized mine development costs associated with a coal reserve is computed on a units-of-production basis as the coal is produced so that each ton of coal is assigned a portion of the unamortized costs. We employ this method to match costs with the related revenues realized in a particular period. Rates are updated when revisions to coal reserve estimates are made. Coal reserve estimates are reviewed when information becomes available that indicates a reserve change is needed, or at a minimum once a year. Any material income effect from changes in estimates is disclosed in the period the change occurs. Amortization of

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

development costs begins when the development phase is complete and the production phase begins. At an underground mine, the end of the development phase and the beginning of the production phase takes place when construction of the mine for economic extraction is substantially complete. Coal extracted during the development phase is incidental to the mine’s production capacity and is not considered to shift the mine into the production phase. Amortization of wells and related equipment and intangible drilling costs are amortized on a units-of-production method using the ratio of current production to the estimated aggregate proved developed gas reserves. Units-of-production amortization rates are revised whenever there is an indication of the need for a revision, but at least once a year, and accounted for prospectively.

The following assets are amortized using the units-of-production method. Amounts reflect properties where mining or drilling operations have not yet commenced and therefore are not yet being amortized for the years ended December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
Coal properties and surface land	$401,427	$468,699
Airshafts	$70,017	$75,337
Mine development	$98,842	$67,328
Leased coal lands	$311,778	$243,177
Advance mining royalties	$43,861	$40,750
Gas properties and related development	$220,848	$101,680

As of December 31, 2008 and 2007, plant and equipment includes gross assets under capital lease of $112,890 and $113,645, respectively. For the years ended December 31, 2008 and 2007, the Northern Appalachian coal segment maintains a $37,018 capital lease for longwall shields at Enlow Fork. In addition, for the years ended December 31, 2008 and 2007, the Gas segment maintains a capital lease for the Jewell Ridge Pipeline of $66,919. As of December 31, 2008 the Gas segment also maintains a capital lease for vehicles of $3,071. All Other segment maintains a capital lease for vehicles of $5,882 at December 31, 2008. As of December 31, 2007, All Other segment maintained a capital lease for the construction of a new corporate office building of $9,708. Accumulated amortization for capital leases was $31,929 and $18,533 at December 31, 2008 and 2007, respectively. See Note 14—Leases for additional capital lease details.

Note 11—Short-Term Notes Payable:

CONSOL Energy has a five-year $1,000,000 senior secured credit facility, which extends through June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral at the request of CONSOL Energy upon achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 16.78 to 1.00 at December 31, 2008. The facility also includes a maximum leverage ratio of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.34 to 1.00 at December 31, 2008. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At December 31, 2008, the $1,000,000 facility had $485,000 of borrowings outstanding and $270,752 of letters of credit outstanding, leaving $244,248 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 3.52% for the year ended December 31, 2008.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through 2010. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.32 to 1.00 at December 31, 2008. The facility also includes a minimum interest coverage ratio of no less than 3.00 to 1.00, measured quarterly. This ratio was 77.29 to 1.00 at December 31, 2008. At December 31, 2008, the CNX Gas credit agreement had $72,700 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $112,367 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 3.51% for the year ended December 31, 2008.

Note 12—Other Accrued Liabilities:

	December 31,
	2008	2007
Accrued payroll and benefits	$59,765	$52,850
Subsidence	54,013	46,590
Accrued other taxes	41,916	31,898
Royalties	33,857	20,068
Short-term incentive compensation	29,329	23,309
FIN 48 Liability	28,903	1,536
Other	78,925	64,508
Current portion of long-term liabilities:
Postretirement benefits other than pensions	145,429	148,020
Workers’ compensation	32,778	45,000
Mine closing	16,833	42,828
Pneumoconiosis benefits	9,833	10,976
Reclamation	4,108	5,545
Deferred Revenue	3,330	12,359
Salary retirement	2,034	1,623
Long Term Disability	5,389	5,192

Total Other Accrued Liabilities	$546,442	$512,302

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 13—Long-Term Debt:

	December 31,
	2008	2007
Debt:
Secured notes due 2012 at 7.875% (par value of $250,000 less unamortized discount of $654 at December 31, 2008)	$249,346	$249,139
Baltimore Port Facility revenue bonds in series due 2010 and 2011 at 6.50%	102,865	102,865
Advance royalty commitments	30,019	33,901
Notes due through 2011 at 6.10%	18,936	7,648
Notes due through 2013 at prime	—	10,985
Other long-term notes maturing at various dates through 2031 (total value of $1,132 less unamortized discount of $11 at December 31, 2008)	1,121	1,913

	402,287	406,451
Less amounts due in one year	8,975	8,374

Total Long-Term Debt	$393,312	$398,077

Advance royalty commitments and the other long-term variable rate notes had a weighted average interest rate of approximately 10.65% at December 31, 2008 and 6.80% at December 31, 2007. The bonds and notes are carried net of debt discount, which is being amortized over the life of the issue.

Annual undiscounted maturities on long-term debt during the next five years are as follows:

Year Ended December 31,	Amount
2009	$8,975
2010	38,890
2011	85,123
2012	252,694
2013	2,400
Thereafter	14,870

Total Long-Term Debt Maturities	$402,952

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 14—Leases:

CONSOL Energy uses various leased facilities and equipment in our operations. Future minimum lease payments under capital and operating leases, together with the present value of the net minimum capital lease payments, at December 31, 2008, are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
2009	$21,065	$55,720
2010	19,228	53,435
2011	14,033	43,005
2012	8,218	30,160
2013	7,516	28,015
Thereafter	57,788	168,757

Total minimum lease payments	$127,848	$379,092

Less amount representing interest (4.38%-7.36%)	39,383

Present value of minimum lease payments	88,465
Less amount due in one year	13,426

Total Long-Term Capital Lease Obligation	$75,039

Rental expense under operating leases was $63,170, $47,765 and $43,611 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 15—Pension and Other Postretirement Benefit Plans:

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

As of January 1, 2006, lump sum benefits have been frozen and prospectively the lump sum option has been eliminated. According to Statement of Financial Accounting Standards No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” if the lump sum distributions made for the plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments did not exceed the threshold during 2008. Lump sum payments exceeded this threshold during 2007 and 2006. Accordingly, CONSOL Energy recognized expense of $2,734 and $17,756 for the years ended December 31, 2007 and 2006, respectively, in the results of operations. The adjustment equaled the unrecognized actuarial loss resulting from each individual who received a lump sum in that year. CONSOL Energy regularly monitors this situation.

Effective January 1, 2007, employees hired by CNX Gas, an 83.3% owned subsidiary, will not be eligible to participate in CNX Gas’ non-contributory defined benefit retirement plan. In lieu of participation in the non-contributory defined benefit retirement plan, these employees began receiving an additional 3% company

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

contribution into their defined contribution plan. CNX Gas employees who were hired prior to December 31, 2005, or who were employees of CONSOL Energy prior to this date, were given a one time opportunity to elect to remain in the defined benefit plan or opt to freeze their services accruals and participate in the additional 3% company contribution into their defined contribution plan. All employees hired on or after January 1, 2006, but on or before December 31, 2006, had their current non-contributory defined benefit frozen and began receiving the additional 3% company contribution into their defined contribution plan, effective January 1, 2007. CNX Gas intends to freeze all defined benefit accruals as of December 31, 2016 for CNX Gas employees that elected to remain in the defined benefit plan.

Certain subsidiaries of CONSOL Energy provide medical and life insurance benefits to retired employees not covered by the Coal Industry Retiree Health Benefit Act of 1992. The medical plans contain certain cost sharing and containment features, such as deductibles, coinsurance, health care networks and coordination with Medicare. Prior to August 1, 2003, substantially all employees became eligible for these benefits if they had ten years of company service and attained age 55. Effective August 1, 2003, the base eligibility was changed to age 55 with 20 years of service for salaried employees. In addition, effective January 1, 2004, a medical plan cost sharing arrangement with all salaried employees and retirees was adopted. These participants will now contribute a minimum of 20% of medical plan operating costs. Contributions may be higher, dependent on either years of service or a combination of age and years of service at retirement. Prospective annual cost increases of up to 6% will be shared 80% by CONSOL Energy and 20% by the participants. Annual cost increases in excess of 6% will be the sole responsibility of the participant. Also, any salaried or non-represented hourly employees that were hired or rehired effective January 1, 2007 or later will not become eligible for retiree health benefits. In lieu of traditional retiree health coverage, if certain eligibility requirements are met, these employees may be eligible to receive a retiree medical spending allowance for each year of service at retirement. Newly employed inexperienced employees represented by the UMWA, hired after January 1, 2007, will not be eligible to receive retiree benefits. In lieu of these benefits, these employees will receive a defined contribution benefit of $1 per each hour worked.

CONSOL Energy adopted the measurement provisions of SFAS 158 during the year ended December 31, 2008. As a result of the adoption, the Company recognized an increase of $2,278 and $42,599 in the liabilities for pension and other postretirement benefits, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The reconciliation of changes in the benefit obligation, plan assets and funded status of these plans at December 31, 2008 and 2007, is as follows:

	Pension Benefits at December 31,		Other Benefits at December 31,
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of period	$523,381	$486,695	$2,484,829	$2,386,716
AMVEST acquisition	—	5,900	—	2,130
Contractual liability(a)	103	—	2,486	—
Service cost (9/30-12/31)	2,438	—	2,639	—
Service cost	9,752	11,015	10,554	10,988
Interest cost (9/30-12/31)	8,257	—	39,960	—
Interest cost	33,029	28,710	159,837	139,221
Actuarial loss	54,243	40,271	95,372	66,000
Plan amendments	49	—	22,456	17,267
Participant contributions (9/30-12/31)	—	—	1,221	—
Participant contributions	—	—	4,884	4,487
Benefits paid (9/30-12/31)	(12,536)	—	(37,545)	—
Benefits paid	(46,944)	(49,210)	(147,920)	(141,980)

Benefit obligation at end of period	$571,772	$523,381	$2,638,773	$2,484,829

Change in plan assets:
Fair value of plan assets at beginning of period	$453,203	$369,847	$—	$—
AMVEST acquisition	—	4,800	—	—
Actual return on plan assets	(60,256)	43,806	—	—
Company contributions (9/30-12/31)	905	—	36,323	—
Company contributions	42,080	84,729	143,036	137,493
Participant contributions(9/30-12/31)	—	—	1,221	—
Participant contributions	—	—	4,884	4,487
Benefits and other payments (9/30-12/31)	(12,536)	—	(37,544)	—
Benefits and other payments	(48,135)	(49,979)	(147,920)	(141,980)

Fair value of plan assets at end of period	$375,261	$453,203	$—	$—

Funded status:
Noncurrent assets	$90	$458	$—	$—
Current liabilities	(2,034)	(1,623)	(145,429)	(148,020)
Noncurrent liabilities	(194,567)	(69,013)	(2,493,344)	(2,336,809)

Net obligation recognized	$(196,511)	$(70,178)	$(2,638,773)	$(2,484,829)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$336,541	$200,577	$1,005,922	$1,023,754
Prior service credit	(7,621)	(9,061)	(214,976)	(298,213)

Net amount recognized (before tax effect)	$328,920	$191,516	$790,946	$725,541

(a)	Amounts offset by a contractual receivable included in Other Assets on the Consolidated Balance Sheets.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of net periodic benefit costs are as follows:

	Pension Benefits			Other Benefits
	For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$9,752	$11,015	$15,807	$10,555	$10,988	$10,093
Interest cost	33,029	28,710	28,248	159,837	139,221	129,665
Expected return on plan assets	(33,671)	(30,656)	(26,125)	—	—	—
Settlement	—	2,734	17,756	—	—	—
Amortization of prior service cost (credit)	(1,114)	(1,114)	(1,085)	(48,625)	(51,001)	(56,619)
Recognized net actuarial loss	16,728	12,487	16,686	61,503	61,230	64,302

Benefit cost	$24,724	$23,176	$51,287	$183,270	$160,438	$147,441

Amounts included in accumulated other comprehensive income, expected to be recognized in 2009 net periodic benefit costs:

	Pension Benefits	Postretirement Benefits
Prior service cost (benefit) recognition	$(1,109)	$(46,415)
Actuarial loss recognition	$22,060	$59,879

The following table provides information related to pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2008	2007
Projected benefit obligation	$571,155	$522,201
Accumulated benefit obligation	$511,275	$467,710
Fair value of plan assets	$374,657	$451,564

Assumptions:

The weighted-average assumptions used to determine benefit obligations are as follows:

	Pension Benefits For the Year Ended December 31,		Other Benefits For the Year Ended December 31,
	2008	2007	2008	2007
Discount rate	6.28%	6.57%	6.20%	6.63%
Rate of compensation increase	4.05%	4.01%	—	—

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The weighted-average assumptions used to determine net periodic benefit costs are as follows:

	Pension Benefits at December 31,			Other Benefits at December 31,
	2008	2007	2006	2008	2007	2006
Discount rate	6.57%	6.00%	5.75%	6.63%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—
Rate of compensation increase	4.01%	3.65%	4.11%	—	—	—

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

The assumed health care cost trend rates are as follows:

	December 31,
	2008	2007	2006
Health care cost trend rate for next year	9.60%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches ultimate trend rate	2015	2013	2011

Assumed health care cost trend rates have a significant effect on the amounts reported for the medical plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest costs components	$20,693	$(17,286)
Effect on accumulated postretirement benefit obligation	$300,914	$(257,908)

Assumed discount rates also have a significant effect on the amounts reported for both pension and other benefit costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Pension benefit costs (decrease) increase	$(961)	$1,004
Other postemployment benefits costs (decrease) increase	$(3,959)	$4,105

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Plan Assets:

There are no assets in the other postretirement benefit plans at December 31, 2008 or September 30, 2007. CONSOL Energy’s pension benefit plans weighted average asset allocations at December 31, 2008 and September 30, 2007 are as follows:

	Pension Plan Assets at December 31, September 30,
	2008	2007
Asset Category:
Equity Securities	63%	60%
Debt Securities	37%	40%

Total	100%	100%

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

There are no investments in CONSOL Energy stock held by these plans at December 31, 2008 or September 30, 2007.

Cash Flows:

CONSOL Energy expects to contribute to the pension trust using prudent funding methods. Currently, depending on asset values and asset returns held in the trust, we expect to contribute between $47,435 and $67,435 to our pension plan trust in 2009. Pension benefit payments are primarily funded from the trust. CONSOL Energy does not expect to contribute to the other postemployment plan in 2009. We intend to pay benefit claims as they are due.

The following benefit payments, reflecting expected future service, are expected to be paid:

	Pension Benefits	Other Benefits
2009	$46,542	$145,429
2010	$36,290	$152,893
2011	$34,877	$163,063
2012	$34,636	$173,455
2013	$36,470	$179,866
Year 2014-2018	$214,871	$957,530

Note 16—Coal Workers’ Pneumoconiosis (CWP) and Workers’ Compensation:

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

CONSOL Energy is also responsible to compensate individuals who sustain employment related physical injuries or some types of occupational diseases and, on some occasions, for costs of their rehabilitation. Workers’ compensation laws will also compensate survivors of workers who suffer employment related deaths. Workers’ compensation laws are administered by state agencies with each state having its own set of rules and regulations regarding compensation that is owed to an employee that is injured in the course of employment. CONSOL Energy primarily provides for these claims through a self-insurance program. CONSOL Energy recognizes an actuarial present value of the estimated workers’ compensation obligation calculated by independent actuaries. The calculation is based on claims filed and an estimate of claims incurred but not yet reported as well as various assumptions. The assumptions include discount rate, future health care trend rate, benefit duration and recurrence of injuries. Actuarial gains associated with workers’ compensation have resulted from discount rate changes, several years of favorable claims experience, various favorable state legislation changes and overall lower incident rates than our assumptions.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy adopted the measurement provisions of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) during the year ended December 31, 2008. As a result of this adoption, the Company recognized an increase of $4,871 and $11,523 in liabilities for coal workers’ pneumoconiosis and workers’ compensation, respectively. These increases were accounted for as a reduction in the January 1, 2008 balance of retained earnings.

	CWP December 31,		Workers’ Compensation December 31,
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of period	$182,872	$195,609	$162,060	$166,668
AMVEST acquisition	—	8,055	—	1,744
Contractual liability(a)	1,689	—	355	—
State administrative fees and insurance bond premiums	—	—	5,509	—
Service cost (9/30-12/31)	1,934	—	7,257	—
Service cost	7,736	5,856	29,030	29,659
Interest cost (9/30-12/31)	2,937	—	2,082	—
Interest cost	11,748	11,401	8,328	8,356
Actuarial (gain) loss	4,117	(30,303)	(4,236)	(11,422)
Benefits paid (9/30-12/31)	(1,455)	—	(11,834)	—
Benefits paid	(11,484)	(7,746)	(38,790)	(32,945)

Benefit obligation at end of period	$200,094	$182,872	$159,761	$162,060

Current liabilities	$(9,833)	$(10,976)	$(32,778)	$(45,000)
Noncurrent liabilities	(190,261)	(171,896)	(126,983)	(117,060)

Net obligation recognized	$(200,094)	$(182,872)	$(159,761)	$(162,060)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial gain	$(187,672)	$(219,563)	$(59,257)	$(43,952)
Prior service credit	(2,579)	(3,489)	—	—

Net amount recognized (before tax effect)	$(190,251)	$(223,052)	$(59,257)	$(43,952)

(a)	Amounts offset by a contractual receivable included in Other Assets on the Consolidated Balance Sheets.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The components of the net periodic cost (credit) are as follows:

	CWP For the Years Ended December 31,			Workers’ Compensation For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Cost (Credit):
Service cost	$5,036	$5,856	$5,962	$29,030	$29,659	$30,295
Interest cost	11,748	11,401	12,068	8,328	8,356	8,368
Legal and administrative costs	2,700	2,700	2,700	3,224	3,259	3,487
Amortization of prior service cost	(728)	(728)	(728)	—	—	—
Recognized net actuarial gain	(23,383)	(22,371)	(21,121)	(4,938)	(3,953)	(2,767)
State administrative fees and insurance bond premiums	—	—	—	5,509	10,591	7,603

Net periodic cost (credit)	$(4,627)	$(3,142)	$(1,119)	$41,153	$47,912	$46,986

Amounts included in accumulated other comprehensive income, expected to be recognized in 2009 net periodic benefit costs:

	CWP Benefits	Workers’ Compensation Benefits
Prior service benefit recognition	$(728)	$—
Actuarial gain recognition	$(19,590)	$(4,200)

Assumptions:

The weighted-average discount rate used to determine benefit obligations and net periodic (benefit) cost are as follows:

	CWP For Years Ended December 31,			Workers’ Compensation For Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Benefit obligations	6.23%	6.62%	6.00%	5.90%	5.94%	6.00%
Net Periodic (benefit) costs	6.62%	6.00%	5.75%	5.94%	6.00%	5.75%

Assumed discount rates have a significant effect on the amounts reported for both CWP benefits and Workers’ Compensation costs. A one-quarter percentage point change in assumed discount rate would have the following effect on benefit costs:

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
CWP benefit (decrease) increase	$655	$(643)
Workers’ Compensation costs (decrease) increase	$(146)	$146

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Cash Flows:

CONSOL Energy does not intend to make contributions to the CWP or Workers’ Compensation plans in 2009. We intend to pay benefit claims as they become due.

The following benefit payments, which reflect expected future claims as appropriate, are expected to be paid:

		Workers’ Compensation
	CWP Benefits	Total Benefits	Actuarial Benefits	Other Benefits
2009	$9,833	$38,930	$32,778	$6,152
2010	$10,319	$41,198	$34,800	$6,398
2011	$10,907	$42,441	$35,787	$6,654
2012	$11,527	$43,345	$36,425	$6,920
2013	$12,128	$43,934	$36,737	$7,197
Year 2014-2018	$68,547	$219,146	$178,605	$40,541

Note 17—Other Employee Benefit Plans:

UMWA Pension and Benefit Trusts:

Certain subsidiaries of CONSOL Energy were required under prior National Bituminous Coal Wage Agreements (NBCWA) with the United Mine Workers of America (UMWA) to pay amounts to the UMWA Pension Trusts based principally on hours worked by UMWA represented employees. These multi-employer pension trusts provide benefits to eligible retirees through a defined benefit plan. A five-year labor agreement was reached in December 2006 and is effective from January 1, 2007 through December 31, 2011 (the 2007 Agreement). The 2007 Agreement requires contributions to be paid to the UMWA 1974 Pension Trust based on a rate per hour worked by UMWA employees. The contribution per hour is as follows: $2.00 per hour worked in 2007, $3.50 per hour worked in 2008, $4.25 per hour worked in 2009, $5.00 per hour worked in 2010 and $5.50 per hour worked in 2011. Total contributions for a year may differ from total expenses for the year due to the timing of actual contributions compared to the date of assessment. Total contributions to the UMWA 1974 Pension Trust were $21,140 and $11,354 for the years ended December 31, 2008 and 2007, respectively. The Pension Protection Act of 2006 (the Pension Act) requires a minimum funding ratio of 80% be maintained for this multi-employer pension plan and if the plan is determined to have a funded ratio of less than 80% it will be deemed to be “endangered”, and if less than 60% it will be deemed to be “critical”, and will in either case be subject to additional funding requirements. Based on an estimated funding percentage of 91.4%, a certification was provided by the multi-employer plan actuary, stating that the plan is in neither “endangered” nor “critical” status for the plan year beginning July 1, 2008. However, the current volatile economic environment and the rapid deterioration in the equity markets have caused investment income and the value of investment assets held in the 1974 Pension Trust to decline and lose value. In the event that an estimate or a certification of the funding ratio were to be performed by the multi-employer pension plan actuary at December 31, 2008, a likely result would be the plan being deemed to be in “endangered” or “critical” status because the funding ratio under the Pension Act would be less than 80%. Such a determination would require certain subsidiaries of CONSOL Energy to make additional contributions pursuant to a funding improvement plan implemented in accordance with the Pension Act and, therefore, could have a material impact on our operating results. The Employee Retirement Income Security Act of 1974 (ERISA), as amended in 1980, imposes certain liabilities on contributors to multi-employer pension plans in the event of a contributor’s withdrawal from the plan. The withdrawal liability would be calculated based on the contributor’s proportionate share of the plan’s unfunded vested liabilities.

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

The Combined Fund provides medical and death benefits for all beneficiaries of the former UMWA Benefit Trusts who were actually receiving benefits as of July 20, 1992. The 1992 Benefit Fund provides medical and death benefits to orphan UMWA-represented members eligible for retirement on February 1, 1993, and who actually retired between July 20, 1992 and September 30, 1994. The Act provides for the assignment of beneficiaries to former employers and the allocation of unassigned beneficiaries (referred to as orphans) to companies using a formula set forth in the Act. The Act requires that responsibility for funding the benefits to be paid to beneficiaries be assigned to their former signatory employers or related companies. This cost is recognized when contributions are assessed. Total contributions under the Act were $24,343, $32,916 and $38,147 for the years ended December 31, 2008, 2007 and 2006, respectively. Costs were reduced in 2007 by $30,389 due to the March 2007 settlement agreement with the Combined Fund that resolved all previous issues relating to the calculation of payments to the Combined Fund. See Note 25—Commitments and Contingencies in Notes to Audited Financial Statements for additional details on the settlement agreement. Based on available information at December 31, 2008, CONSOL Energy’s obligation for the Act is estimated at approximately $213,000.

The UMWA 1993 Benefit Plan is a defined contribution plan that was created as the result of negotiations for the NBCWA of 1993. This plan provides health care benefits to orphan UMWA retirees who are not eligible to participate in the Combined Fund, the 1992 Benefit Fund, or whose last employer signed the 1993 or a later NBCWA and who subsequently goes out of business. Contributions to the trust under the 2007 agreement are $1.77 per hour worked by UMWA represented employees for the 2008 period, comprised of a $0.50 per hour worked under the labor agreement and $1.27 per hour worked by UMWA represented employees under the Tax Relief and Health Care Act of 2006 (the 2006 Act). The contribution rate for the 2007 period was $2.00 per hour worked by UMWA represented employees, comprised of $0.50 per hour worked under the labor agreement and $1.50 per hour worked under the 2006 Act. Total contributions were $11,494, $11,627 and $3,356 for the years ended December 31, 2008, 2007 and 2006, respectively.

Pursuant to the provisions of the 2006 Act and the 1992 Plan, CONSOL Energy is required to provide security in an amount based on the annual cost of providing health care benefits for all individuals receiving benefits from the 1992 Plan who are attributable to CONSOL Energy, plus all individuals receiving benefits from an individual employer plan maintained by CONSOL Energy who are entitled to receive such benefits. In accordance with the 2006 Act and the 1992 Plan, the outstanding letters of credit to secure our obligation were $60,695 and $62,464 for years ended December 31, 2008 and 2007, respectively. The 2008 and 2007 security amounts were based on the annual cost of providing health care benefits and included a reduction in the number of eligible employees.

At December 31, 2008, approximately 33% of CONSOL Energy’s workforce was represented by the UMWA.

Equity Incentive Plans:

CONSOL Energy has an equity incentive plan that provides grants of stock-based awards to key employees and to non-employee directors. See Note 18 for a further discussion of CONSOL Energy’s stock-based compensation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The CNX Gas equity incentive plan consists of the following components: stock options, stock appreciation rights, restricted stock units, performance awards, performance share units, cash awards and other stock-based awards. The total number of shares of CNX Gas common stock with respect to which awards may be granted under CNX Gas’ plan is 2,500,000. CNX Gas stock-based compensation expense resulted in pre-tax expense of $3,379, $3,260 and $3,733 to CONSOL Energy for the years ended December 31, 2008, 2007 and 2006, respectively.

CNX Gas also has a Long-Term Incentive Program. This program allows for the award of performance share units (PSUs). A PSU represents a contingent right to receive a cash payment, determined by reference to the value of one share of the CNX Gas common stock. The total number of units earned, if any, by a participant will be based on the CNX Gas total stockholder return relative to the stockholder return of a pre-determined peer group of companies. CNX Gas will recognize compensation costs over the requisite service period. The basis of the compensation costs will be re-valued quarterly. As of December 2008, there were two tranches of PSUs outstanding. The first tranche, awarded in 2006, had 183,280 units outstanding and a performance measurement period from October 11, 2006 to December 31, 2009. The second tranche, awarded in 2008, had 187,382 units outstanding and a performance measurement period from January 1, 2008 to December 31, 2010. The combined fair value of these awards recorded as a liability at December 31, 2008 was $11,780. For the years ended 2008, 2007 and 2006, approximately $8,779, $2,231 and $770 of compensation costs have been recognized, respectively.

Investment Plan:

CONSOL Energy has an investment plan available to all domestic, non-represented employees. Effective January 1, 2006, the company match was 6% of base pay for all non-represented employees except for those employees of Fairmont Supply Company whose match remains at 50% of the first 12% of base pay. In addition, effective January 1, 2007, the definition of eligible compensation for employee deferrals and company match was amended to include overtime for all non-represented employees except for those employees of Fairmont Supply Company whose definition of eligible compensation will remain unchanged. Total payments and costs were $23,091, $17,896 and $14,527 for the years ended December 31, 2008, 2007 and 2006, respectively.

Long-Term Disability:

CONSOL Energy has a Long-Term Disability Plan available to all full-time salaried employees. The benefits for this plan are based on a percentage of monthly earnings, offset by all other income benefits available to the disabled.

	For The Years Ended December 31,
	2008	2007	2006
Benefit Costs	$3,998	$3,050	$4,260
Discount rate assumption used to determine net periodic benefit obligations	5.92%	5.99%	6.00%

Liabilities included in Deferred Credits and Other Liabilities—Other and Other Accrued Liabilities amounted to $29,645 and $27,659 for years ended December 31, 2008 and 2007, respectively.

Note 18—Stock-Based Compensation:

CONSOL Energy adopted the CONSOL Energy Inc. Equity Incentive Plan on April 7, 1999. The plan provides for grants of stock-based awards to key employees and to non-employee directors. Amendments to the

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

plan have been approved by the Board of Directors since the commencement of the plan, and the total number of shares of common stock that can be covered by grants at December 31, 2008 is 18,200,000 of which 2,600,000 are available for issuance of awards other than stock options. No award of stock options may be exercised under the plan after the tenth anniversary of the effective date of the award.

Effective January 1, 2006, CONSOL Energy adopted the fair value recognition provisions of SFAS 123R, “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. Under this transition method, stock-based compensation expense for the years presented includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. CONSOL Energy recognizes these compensation costs net of an estimated forfeiture rate and recognizes the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term, or to an employee’s eligible retirement date, if earlier and applicable. The total stock-based compensation expense recognized was $21,807, $20,983 and $19,113 for the years ended December 31, 2008, 2007 and 2006, respectively. The related deferred tax benefit totaled $8,293, $7,938 and $7,339, for the years ended December 31, 2008, 2007 and 2006, respectively.

CONSOL Energy examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, CONSOL Energy identified two distinct employee populations. CONSOL Energy used the Black-Scholes option pricing model to value the options for each of the employee populations. The table below presents the weighted average expected term in years of the two employee populations. The expected term computation is based upon historical exercise patterns and post-vesting termination behavior of the populations. The risk-free interest rate was determined for each vesting tranche of an award based upon the calculated yield on U.S. Treasury obligations for the expected term of the award. The expected forfeiture rate is based upon historical forfeiture activity. A combination of historical and implied volatility is used to determine expected volatility and future stock price trends. Total fair value of options granted during the years ended December 31, 2008, 2007 and 2006 were $11,395, $9,912 and $11,621, respectively. The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	December 31,
	2008	2007	2006
Weighted average fair value of grants	$29.44	$11.93	$15.46
Risk-free interest rate	2.59%	4.7%	5.0%
Expected dividend yield	0.5%	0.8%	0.6%
Expected forfeiture rate	2.0%	2.0%	2.0%
Expected volatility	46.6%	38.2%	38.5%
Expected term in years	3.97 years	4.07 years	4.17 years

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of the status of stock options granted is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2007	5,401,500	$21.50	6.58
Granted	387,070	$78.62
Exercised	(852,192)	$17.86
Forfeited	(41,514)	$50.68

Balance at December 31, 2008	4,894,864	$26.40	5.93	$43,465

Vested and expected to vest	4,859,444	$26.25	5.92	$43,465

Exercisable at December 31, 2008	3,397,259	$26.40	5.06	$42,113

These stock options will terminate ten years after the date on which they were granted. The employee stock options, covered by the Equity Incentive Plan adopted April 7, 1999, vest 25% per year, beginning one year after the grant date for awards granted prior to 2007. Employee stock options awarded after December 31, 2006 vest 33% per year, beginning one year after the grant date. There are 4,336,863 stock options outstanding under the Equity Incentive plan. Additionally, there are 460,520 fully vested employee stock options outstanding which had vesting terms ranging from six months to one year. Non-employee director stock options vest 33% per year, beginning one year after the grant date. There are 97,481 stock options outstanding under these grants. The vesting of all options will accelerate in the event of death, disability or retirement and may accelerate upon a change of control of CONSOL Energy. In 2008, the compensation committee of the board of directors changed the retirement eligible acceleration of vesting to require a minimum vesting period of 12 months. This change is effective for all stock based compensation awards issued after January 1, 2008.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between CONSOL Energy’s closing stock price on the last trading day of the year ended December 31, 2008, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount varies based on the fair market value of CONSOL Energy’s stock. Total intrinsic value of options exercised for the year ended December 31, 2008, 2007 and 2006 was $55,131, $65,294 and $23,677, respectively.

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $15,215, $19,224 and $14,670, respectively. The excess tax benefit realized for the tax deduction from option exercises totaled $22,003, $23,682 and $38,545 for the years ended December 31, 2008, 2007 and 2006, respectively. This excess tax benefit is included in cash flows from financing activities in the Consolidated Statement of Cash Flows.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Under the Equity Incentive Plan, CONSOL Energy granted certain employees and non-employee directors restricted stock unit awards. These awards entitle the holder to receive shares of common stock as the award vests. Compensation expense will be recognized over the vesting period of the units. The total fair value of the restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 were $5,950, $6,373 and $7,049, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $4,720, $3,641 and $2,492, respectively. The following represents the unvested restricted stock units and corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	492,562	$31.75
Granted	76,847	$77.43
Vested	(175,058)	$26.96
Forfeited	(5,055)	$64.22

Nonvested at December 31, 2008	389,296	$42.57

Under the Equity Incentive Plan, CONSOL Energy granted certain employees performance share unit awards. These awards entitle the holder to receive shares of common stock subject to the achievement of certain market and performance goals. Compensation expense will be recognized over the performance measurement period of the units in accordance with the provisions of SFAS 123R for awards with market and performance vesting conditions. At December 31, 2008, achievement of the market and performance goals is believed to be probable. The total fair value of performance share units granted during the years ended December 31, 2008, 2007 and 2006 were $4,904, $3,237 and $0. The following represents the unvested performance share unit awards and their corresponding fair value (based upon the closing share price) at the date of grant:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	76,007	$42.59
Granted	50,870	$96.40

Nonvested at December 31, 2008	126,877	$64.16

As of December 31, 2008, $15,749 of total unrecognized compensation cost related to unvested awards is expected to be recognized over a weighted-average period of 1.54 years. When employee stock options are exercised and restricted and performance stock unit awards become vested, the issuances are made from CONSOL Energy’s treasury stock shares which have been acquired as part of CONSOL Energy’s share repurchase program as previously discussed in Note 1.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 19—Accumulated Other Comprehensive Loss:

Components of accumulated other comprehensive loss consist of the following:

	Treasury Rate Lock	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Adjustments for FASB Statement No. 158	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$502	$(28,300)	$(77,364)	$—	$(105,162)
Net increase in value of cash flow hedges	—	54,002	—	—	54,002
Reclassification of cash flow hedges from other comprehensive income to earnings	—	(17,620)	—	—	(17,620)
Current period change	(81)		77,364	(377,343)	(300,060)
Minority Interest in change	—	(6,736)	—	(141)	(6,877)

Balance at December 31, 2006	421	1,346	—	(377,484)	(375,717)
Net increase in value of cash flow hedges	—	23,943	—	—	23,943
Reclassification of cash flow hedges from other comprehensive income to earnings	—	(19,729)	—	—	(19,729)
Current period change	(81)	—	—	(47,009)	(47,090)
Minority Interest in change	—	(769)	—	78	(691)

Balance at December 31, 2007	340	4,791	—	(424,415)	(419,284)
Net increase in value of cash flow hedges	—	117,699	—	—	117,699
Reclassification of cash flow hedges from other comprehensive income to earnings	—	947	—	—	947
Current period change	(77)	—	—	(140,305)	(140,382)
Prior period adjustment	—	—	—	(87)	(87)
Minority Interest in change	—	(20,812)	—	19	(20,793)

Balance at December 31, 2008	$263	$102,625	$—	$(564,788)	$(461,900)

The cash flow hedges that CONSOL Energy holds are disclosed in Note 24. The adjustments for FASB Statement No. 158 are disclosed in Note 15 and Note 16.

Note 20—Research and Development Costs:

CONSOL Energy operates a research and development facility devoted to providing technical support to coal, gas and other functions. Costs related to research and development are expensed as incurred. These costs were $4,003, $3,876 and $2,844 for the years ended December 31, 2008, 2007 and 2006, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Note 21—Supplemental Cash Flow Information:

	For the Years Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest (net of amounts capitalized)	$33,219	$26,415	$23,345
Income taxes	$95,101	$103,194	$80,272
Non-cash investing and financing activities:
Adoption of FIN 48
Change in Assets	$—	$(39,207)	$—
Change in Liabilities	$—	$(39,207)	$—
Businesses acquired (Note 2)
Fair value of assets acquired	$(26,892)	$(132,694)	$(2,776)
Liabilities assumed	$(26,892)	$(132,694)	$(2,776)
Note received from property sales	$—	$(200)	$—
Capital Lease Obligation
Change in Assets	$2,622	$(1,083)	$(113,671)
Change in Liabilities	$2,622	$(1,083)	$(113,671)
Purchase Obligation for Real Estate
Change in Assets	$—	$—	$(811)
Change in Liabilities	$—	$—	$(811)
Purchase of Property, Plant and Equipment
Change in Assets	$(75,818)	$3,219	$(31,136)
Change in Liabilities	$(75,818)	$3,219	$(31,136)
Accounting for Mine Closing, Reclamation and Gas Well Closing Costs
Change in Assets	$(29,088)	$3,403	$(18,647)
Change in Liabilities	$(29,088)	$3,403	$(18,647)

Note 22—Concentration of Credit Risk and Major Customers:

CONSOL Energy markets steam coal, principally to electric utilities in the United States, Canada and Western Europe, and metallurgical coal to steel and coke producers worldwide. As of December 31, 2008 and 2007, accounts receivable from utilities were $251,845 and $174,536, respectively, and from steel and coke producers were and $40,788 and $23,214, respectively. Credit is extended based on an evaluation of the customer’s financial condition, and generally collateral is not required. Credit losses consistently have been minimal.

For the years ended December 31, 2008, 2007 and 2006, no customer comprised over 10% of our revenues.

Note 23—Fair Values of Financial Instruments:

Effective January 1, 2008, CONSOL adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements” (FAS 157) and Statement of Financial Accounting Standards 159—“The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (FAS 159). As a result of the adoption, CONSOL elected not to measure any additional financial assets or liabilities at fair value, other than those which were previously recorded at fair value prior to the adoption.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The financial assets/(liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$206,509	$—
Coal Sales Options	$—	$(1,937)	$—

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (FAS 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the FAS 159 fair value option was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments:

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

The carrying amounts and fair values of financial instruments, excluding derivative financial instruments disclosed in Note 24, are as follows:

	December 31, 2008		December 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$138,512	$138,512	$41,651	$41,651
Short-term notes payable	$(557,700)	$(557,700)	$(247,500)	$(247,500)
Long-term debt	$(402,287)	$(390,278)	$(406,451)	$(420,203)

Note 24—Derivative Instruments:

CONSOL Energy holds or purchases derivative financial instruments for purposes other than trading to convert the market prices related to these anticipated sales of natural gas to fixed prices. These instruments are designated as cash flow hedges and extend through 2010. The net fair values of the outstanding instruments are an asset of $206,509 and $9,619 at December 31, 2008 and 2007, respectively.

CONSOL Energy entered into cash flow hedges for natural gas in 2008, 2007 and 2006. Gains or losses related to these derivative instruments were recognized when the sale of the natural gas affected earnings. The ineffective portion of the changes in the fair value of these contracts was insignificant in 2008, 2007 and 2006.

For these cash flow hedge strategies, the fair values of the derivatives are recorded on the balance sheet. The effective portions of the changes in fair values of the derivatives are recorded in other comprehensive income or loss and are reclassified to sales in the period in which earnings are impacted by the hedged items or in the period

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

that the transaction no longer qualifies as a cash flow hedge. There were no transactions that ceased to qualify as a cash flow hedge in 2008, 2007 or 2006.

Assuming market rates remain constant with rates at December 31, 2008, $91,486 of the $124,510 net gain included in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months. The remaining net gain is expected to be recognized through 2010.

CONSOL Energy did not have any derivatives designated as fair value hedges in 2008, 2007 or 2006.

On February 19, 2002, CONSOL Energy entered into an interest rate lock agreement with a notional amount of $250,000 to manage the interest rate volatility prior to March 7, 2002, the pricing date of CONSOL Energy’s bond offering. This agreement essentially fixed the underlying treasury rate of the bonds at 4.928% and resulted in a net payment of $1,332 to CONSOL Energy. This receipt resulted in other comprehensive income of $814 (net of $518 deferred tax), which will be amortized to interest income over the life of the notes using the straight-line method. For the years ended December 31, 2008, 2007 and 2006, $81, $81, and $81 was amortized to interest income, respectively.

Note 25—Commitments and Contingent Liabilities:

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

On January 30, 2008, the Pennsylvania Department of Conservation and Natural Resources filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The matter was the subject of a mediation process with an independent, neutral mediator prior to the filing of the Complaint. That process terminated with no resolution and the Commonwealth then filed its Complaint. The Commonwealth claims that the Company’s underground longwall mining activities in the summer of 2005 in Greene County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly under its role of Parens Patrie to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud; the last claim seeking punitive damages. The Court, in ruling on the Company’s Preliminary Objections to the Complaint, stayed the current proceedings in the state court, holding that the Commonwealth should pursue administrative agency review of the claim because full compensatory relief, if warranted, could be provided by the particular administrative agency and then the Environmental Hearing Board, if further relief was sought. Furthermore, the Court found that the Commonwealth could not recover natural resources damages under applicable law. The remainder of the Company’s objections was preserved pending the outcome of the administrative proceedings. As to the underlying claim, the Company believes it is not responsible for the damage to the dam, that there exist numerous grounds upon which to attack the propriety of

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the claims, and it will vigorously defend the case. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi and New Jersey. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time, and in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the years ended December 31, 2008, 2007 and 2006, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation share from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. In June 2008, while conducting the PCB soil excavation on the Ward property, it was determined that PCBs may have migrated onto two adjacent properties. Estimates of removal action plans for the additional area are not yet complete. Also, in September 2008, the EPA notified CONSOL Energy and 60 other PRPs that there were additional areas of potential contamination allegedly related to the Ward Transformer Site. Estimates of the cost of the removal action plans for the additional areas are not yet complete.

The current estimated cost of remedial action for the area CONSOL Energy was originally named a PRP, including payment of the EPA’s past and future cost, is approximately $50,000. Estimates of remediation cost for

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the additional areas discovered are not yet available and a removal action plan is not yet approved by the EPA. Therefore, estimated costs for these areas, nor a range of estimated cost for these areas, are available. There was $7,080, $1,780 and $4,820 of expense recognized in Cost of Goods Sold and Other Charges for the years ended December 31, 2008, 2007 and 2006, respectively. CONSOL Energy funded $6,000, $1,256 and $3,759 in the years ended December 31, 2008, 2007 and 2006, respectively, to an independent trust established for this remediation. The remaining liability of $7,994 is reflected in Other Accrued Liabilities at December 31, 2008. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. CONSOL Energy’s portions of probable recoveries are estimated to be $3,420. Accordingly, an asset has been included in Other Assets for these claims. CONSOL Energy expects the majority of payments related to this liability to be made over the next year. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims. We cannot predict the ultimate outcome of this Superfund site; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the removal of naturally accumulating and pumped water from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action is related to CCC’s depositing of untreated water from its Buchanan Mine into the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. Plaintiffs have twice amended the original complaint to assert additional claims for compensatory damages to the coal and gas estates of up to $3,252,000, punitive damages in the amount of $350,000, as well as interest, costs, and attorneys’ fees, against CCC. Plaintiffs have also added CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants asserting additional damage claims of $150,000 against those defendants. The Yukon group has recently filed a demand for arbitration against ICCC which makes similar claims relating to breach of the lease for water deposits and lost coal claims. In addition, an appeal of the 2005 Arbitration Award in favor of ICCC is pending before the Buchanan Circuit Court.

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Circuit Court of Buchanan County, Virginia (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The Plaintiff also seeks an injunction requiring CCC to remove the water already deposited in the VP3 Mine. The plaintiff claims the water adversely affects its remaining coal reserves and coalbed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Circuit Court for a temporary injunction prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Circuit Court denied. Subsequently, the Circuit Court entered an order holding that CCC has the right to store water in the VP3 mine void based upon provisions in this lease and dismissed the action. The Virginia Supreme Court, on appeal, disagreed with the Circuit Court’s interpretation of the lease, held that CCC has no right to store water in VP3 under the lease, and reversed the dismissal and remanded the case to the Circuit Court to determine whether under equitable principles a permanent injunction should be issued. On June 13, 2008 Levisa Coal Company filed a second action against CCC in the Circuit Court of Buchanan County, Virginia relating to the deposit of

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

water by CCC into the void spaces of the VP3 mine which seeks damages of approximately $300,000, plus interest, costs and attorneys’ fees; however, this case was non-suited by the plaintiffs without prejudice. On September 18, 2008 the Virginia Supreme Court denied CCC’s request for a rehearing of its June 6, 2008 decision and CCC subsequently filed a petition of certiorari with the United States Supreme Court requesting the United States Supreme Court to review and overturn the decision of the Virginia Supreme Court. Levisa Coal Company filed additional motions in the original action with the Circuit Court seeking among other things (i) a permanent injunction to halt the deposit of water in the VP3 mine void, and (ii) as additional relief, that CCC disgorge profits and other monetary benefits including avoided losses generated by the operation of the Buchanan Mine from the date of the decision of the Virginia Supreme Court or alternatively since the date of its denial of CCC’s rehearing request until such time as all depositing and/or storage of water in the VP3 mine from the Buchanan Mine ceases. On February 10, 2009, the Circuit Court entered an order permanently enjoining CCC from depositing water in the VP3 mine void and ruled that other issues, including other requested injunctive and monetary relief, were reserved for trial or further rulings of the court. CCC has ceased depositing water into the VP3 mine void and is evaluating its options with respect to the Court’s order, including possibly appealing the order to the Virginia Supreme Court. CCC is continuing to operate the Buchanan Mine, utilizing other alternatives available to it for storing and disposing of water. CCC is also pursuing other alternatives for the disposal of this water, including the construction of a reverse osmosis plant to treat the water. However, if the permanent injunction remains in effect, there is no assurance that other alternatives will be available for the disposal of water, and CCC may be required to idle the Buchanan Mine.

Meredith Ellis Jennings and several other individuals and entities filed an action on July 8, 2008 against CCC and CNX Gas in the Circuit Court of Buchanan County, Virginia (the “Pobst/Combs Action”). The plaintiffs allege that they hold real property interests and royalty interests in gas including coalbed methane gas in and around the VP3 mine. The action is for injunctive relief and seeks a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of the VP3 mine and requiring CCC to remove water from the void spaces of the VP3 mine.

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

We also believe DMME properly issued environmental permits to CCC authorizing it to deposit naturally accumulating water from the Buchanan Mine into VP3 as well as discharging water into the Levisa River under the controlled conditions established by the permits. CCC and the other named CONSOL Energy defendants in the Yukon Action, the Levisa Action and the Pobst/Combs Action deny all liability and intend to vigorously defend the actions filed against them in connection with the removal and deposit of water from the Buchanan

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Mine. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if the permanent injunction in the Levisa Action remains in place, if an additional injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. CNX Gas’ action seeking to dismiss GeoMet’s complaint is pending. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

On January 7, 2009, CNX Gas received a civil investigative demand for information and documents from the Attorney General of the Commonwealth of Virginia regarding the company’s exploration, production, transportation and sale of coalbed methane gas in Virginia. According to the request, the Attorney General is investigating whether the company may have violated the Virginia Antitrust Act. The request for information does not constitute the commencement of legal proceedings and does not make any specific allegations against the company. CNX Gas does not believe that it has violated the Virginia Antitrust Act and the company intends to cooperate with the Attorney General’s investigation.

The Company is a party to a case captioned Earl Kennedy et. al v. CNX Gas and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania (Case No. 225 of 2007). The lawsuit alleges that CNX Gas and CONSOL Energy conspired and were unjustly enriched, trespassed, converted, and committed fraud relating to gas and other minerals allegedly belonging to Mr. Kennedy. The suit also seeks to overturn existing law as to the ownership of coalbed methane in Pennsylvania. The complaint, as amended, seeks injunctive relief, including having us be removed from the property, quiet title and compensatory damages of $20,000. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (Case No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. These cases have been consolidated. The complaint alleges that our calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that we have calculated the tax correctly and in accordance with the applicable rules and regulations of Buchanan County and intend to vigorously defend our position. However, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations or cash flows of CONSOL Energy.

In 1999, CNX Gas was named in a suit brought by a group of royalty owners that lease gas development rights to CNX Gas in southwest Virginia. The suit alleged the underpayment of royalties to the group of royalty owners. The claim of underpayment of royalties related to the interpretation of permissible deductions from production revenues upon which royalties are calculated. The deductions at issue relate to post-production expenses of gathering, compression and transportation. CNX Gas was ordered to pay, and subsequently paid, damages to the group of royalty owners that brought the suit. A final payment was subsequently made to the plaintiffs to adjust all royalties owed to the plaintiffs for subsequent periods, which effectively settled this case. CNX Gas recognized an estimated liability for other similarly situated plaintiffs who could bring similar claims. This amount is included in Other Liabilities on the balance sheet and is evaluated quarterly. CNX Gas believes that the final resolution of this matter will not have a material effect on our financial position, results of operations or cash flows.

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

On March 28, 2007, the assigned operators, including the subsidiaries of CONSOL Energy, and the Combined Fund entered into a settlement agreement that resolved all issues relating to the calculation and imposition of the higher per beneficiary premium rate. The settlement agreement provides for full reimbursement of the higher per beneficiary premium rate calculated and imposed on the subsidiaries of CONSOL Energy and for the payment of interest on all amounts to be reimbursed. CONSOL Energy received reimbursement of approximately $33,400, which includes the reduction of $2,255 related to the unassigned beneficiary premium liability previously accrued. The reimbursement was reflected as a reduction to cost of goods sold and other charges in the year ended December 31, 2007.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. On March 17, 2008, Buchanan Mine resumed production. This incident is covered under our property and business interruption insurance policy, subject to certain deductibles. Business interruption recoveries of $50,000 were recognized as Other Income in the year ended December 31, 2008, $42,000 in the coal segment and $8,000 in the gas segment. The total recoveries for this incident under our insurance policy were $75,000. As of December 31, 2008, all recognized recoveries have been collected. No other insurance recoveries for this incident will be received.

On October 3, 2008 the Emergency Economic Stabilization Act of 2008 (the EESA Act) was signed into law. The EESA Act contains a section that authorizes certain coal producers and exporters who have filed a Black Lung Excise Tax (BLET) return on or after October 1, 1990, to request a refund of the BLET paid on export sales during these years. The EESA Act requires that the U.S. Treasury refund a coal producer or exporter an amount equal to the BLET erroneously paid on export sales in prior years along with interest computed at the statutory rates applicable to overpayments.

CONSOL Energy filed timely claims for refunds of the BLET with the Internal Revenue Service in the amount of $26,539. In addition, the estimated interest related to the BLET refunds expected to be received is $32,444. In relation to this receivable, CONSOL Energy also recognized $3,187 of expense that will be owed to third parties upon collection of the refunds. CONSOL Energy believes that it will receive refunds of BLET erroneously paid on export sales in the amounts requested in its filing with the Internal Revenue Service plus interest as required by the EESA Act prior to December 31, 2009.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At December 31, 2008, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credits are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount and Duration of Commitments
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$186,818	$164,154	$22,664	$—	$—
Environmental	63,502	24,945	38,557	—	—
Gas	14,933	14,933	—	—	—
Other	20,432	20,282	150	—	—

Total Letters of Credit	285,685	224,314	61,371	—	—

Surety Bonds:
Employee-Related	188,251	188,251	—	—	—
Environmental	318,712	316,425	2,287	—	—
Gas	4,272	4,207	65	—	—
Other	9,890	9,588	302	—	—

Total Surety Bonds	521,125	518,471	2,654	—	—

Guarantees and unconditional purchase obligations:
Coal	448,599	271,203	171,921	2,222	3,253
Gas	32,841	29,741	—	—	3,100
Other	204,518	22,065	39,356	27,865	115,232

Total Guarantees	685,958	323,009	211,277	30,087	121,585

Total Commitments	$1,492,768	$1,065,794	$275,302	$30,087	$121,585

Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Gas financial guarantees have primarily been provided to support various performance bonds related to land usage and restorative issues. Other guarantees have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and support various other items necessary in the normal course of business.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy Inc. and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheet. As of December 31, 2008, the purchase obligations for each of the next five years were as follows:

Year Ended December 31,	Amount
2009	$42,072
2010	35,438
2011	17,309
2012	16,354
2013	15,881
Thereafter	239,196

Total purchase obligations	$366,250

Note 26—Segment Information:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the year ended December 31, 2008, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Mine 84 and Shoemaker. For the year ended December 31, 2008, the Central Appalachian aggregated segment includes the following mines: Jones Fork Complex, the Fola Complex and the Terry Eagle Complex. For the year ended December 31, 2008, the Metallurgical aggregated segment includes the following mines: Buchanan and Amonate Complex. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mines. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$2,126,182	$330,752	$371,539	$355,971	$3,184,444	$680,990	$316,135	$—	$4,181,569	(A)
Sales—Purchased Gas	—	—	—	—	—	8,464	—	—	8,464
Sales—Gas Royalty Interests	—	—	—	—	—	79,302	—	—	79,302
Freight—Outside	—	—	—	216,968	216,968	—	—	—	216,968
Intersegment Transfers	—	—	—	—	—	7,337	145,856	(153,193)	—

Total Sales and Freight	$2,126,182	$330,752	$371,539	$572,939	$3,401,412	$776,093	$461,991	$(153,193)	$4,486,303

Earnings (Loss) Before Income Taxes	$323,348	$(35,385)	$189,304	$(70,229)	$407,038	$385,954	$18,526	$(85,923)	$725,595	(B)

Segment assets					$4,387,584	$2,094,748	$322,137	$565,989	$7,370,458	(C)

Depreciation, depletion and amortization					$299,831	$70,010	$19,780	$—	$389,621

Capital Expenditures					$445,594	$560,663	$55,412	$—	$1,061,669

(A)	There were no sales to individual customers aggregating over 10% of revenue in 2008.
(B)	Includes equity in earnings of unconsolidated affiliates of $2,534, $551 and $8,055 for Coal, Gas and All Other, respectively.
(C)	Includes investments in unconsolidated equity affiliates of $9,386 and $25,204 and $38,406 for Other Coal, Gas and All Other, respectively. Also, included in the Coal segment is $58,983 of receivables related to the Emergency Economic Stabilization Act of 2008.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2007:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,988,526	$272,131	$237,266	$180,758	$2,678,681	$410,211	$235,454	$—	$3,324,346	(D)
Sales—Purchased Gas	—	—	—	—	—	7,628	—	—	7,628
Sales—Gas Royalty Interests	—	—	—	—	—	46,586	—	—	46,586
Freight—Outside	—	—	—	186,909	186,909	—	—	—	186,909
Intersegment Transfers	—	—	—	—	—	6,242	129,648	(135,890)	—

Total Sales and Freight	$1,988,526	$272,131	$237,266	$367,667	$2,865,590	$470,667	$365,102	$(135,890)	$3,565,469

Earnings (Loss) Before Income Taxes	$353,255	$25,428	$65,080	$(166,256)	$277,507	$214,874	$15,152	$(78,576)	$428,957	(E)

Segment assets					$4,039,513	$1,378,709	$253,792	$536,076	$6,208,090	(F)

Depreciation, depletion and amortization					$257,349	$48,961	$18,405	$—	$324,715

Capital Expenditures					$681,408	$304,088	$54,342	$—	$1,039,838

(D)	There were no sales to individual customers aggregating over 10% of revenue in 2007.
(E)	Includes equity in earnings of unconsolidated affiliates of $1,027, $2,174 and $3,350 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $3,101 and $56,865 and $34,900 for Coal, Gas and All Other, respectively.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Segment results for the year ended December 31, 2006:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate Adjustments & Eliminations	Consolidated
Sales—Outside	$1,861,388	$230,781	$357,103	$245,173	$2,694,445	$389,174	$202,903	$—	$3,286,522	(G)
Sales—Purchased Gas	—	—	—	—	—	43,973	—	—	43,973
Sales—Gas Royalty Interests	—	—	—	—	—	51,054	—	—	51,054
Freight—Outside	—	—	—	162,761	162,761	—	—	—	162,761
Intersegment Transfers	—	—	—	—	—	4,372	128,824	(133,196)	—

Total Sales and Freight	$1,861,388	$230,781	$357,103	$407,934	$2,857,206	$488,573	$331,727	$(133,196)	$3,544,310

Earnings (Loss) Before Income Taxes	$261,702	$7,911	$152,490	$(81,511)	$340,592	$252,250	$20,396	$(62,318)	$550,920	(H)

Segment assets					$3,540,276	$1,152,256	$224,477	$746,323	$5,663,332	(I)

Depreciation, depletion and amortization					$240,582	$37,999	$17,656	$—	$296,237

Capital Expenditures					$488,876	$154,243	$47,427	$—	$690,546

(G)	There were no sales to individual customers aggregating over 10% of revenue in 2006.
(H)	Includes equity in earnings (losses) of unconsolidated affiliates of $977 and $224 for Gas and All Other, respectively.
(I)	Includes investments in unconsolidated equity affiliates of $52,283 and $31,936 for Gas and All Other, respectively. Also, included in the Coal segment is $26,006 of receivables related to the Export Sales Excise Tax Resolution.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Reconciliation of Segment Information to Consolidated Amounts:

Revenue and Other Income:

	For the Years Ended December 31,
	2008	2007	2006
Total segment sales and freight from external customers	$4,486,303	$3,565,469	$3,544,310
Other income not allocated to segments (Note 3)	166,142	196,728	170,861

Total Consolidated Revenue and Other Income	$4,652,445	$3,762,197	$3,715,171

Earnings Before Income Taxes:
Segment Earnings Before Income Taxes for total reportable business segments	$792,992	$492,381	$592,842
Segment Earnings (Loss) Before Income Taxes for all other businesses	18,526	15,152	20,396
Incentive Compensation(J)	(24,872)	(26,770)	(19,181)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense(J)	(21,807)	(20,983)	(19,113)
Interest income (expense), net and other non-operating activity(J)	(39,244)	(30,823)	(24,024)

Earnings Before Income Taxes	$725,595	$428,957	$550,920

	December 31,
	2008	2007	2006
Total Assets:
Segment assets for total reportable business segments	$6,482,332	$5,418,222	$4,692,532
Segment assets for all other businesses	322,137	253,792	224,477
Items excluded from segments assets:
Cash and other investments(J)	136,951	9,978	118,085
Deferred tax assets	394,142	505,631	625,227
Recoverable income taxes	33,862	19,090	1,278
Bond issuance costs	1,034	1,377	1,733

Total Consolidated Assets	$7,370,458	$6,208,090	$5,663,332

(J)	Excludes amounts specifically related to gas segment.

Enterprise-Wide Disclosures:

CONSOL Energy’s Revenues by geographical location:

	For the Years Ended December 31,
	2008	2007	2006
United States	$3,841,665	$3,077,573	$3,218,779
Europe	462,291	332,280	199,532
South America	94,230	40,255	30,149
Canada	88,106	115,361	95,850
Other	11	—	—

Total Revenues and Freight from External Customers (K)	$4,486,303	$3,565,469	$3,544,310

(K)	CONSOL Energy attributes revenue to individual countries based on the location of the customer.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

CONSOL Energy’s Property, Plant and Equipment by geographical location are:

	December 31,
	2008	2007
United States	$5,732,021	$4,930,339
Canada	33,828	34,565
Belgium	123	138

Total Property, Plant and Equipment	$5,765,972	$4,965,042

Note 27—Guarantor Subsidiaries Financial Information:

The payment obligations under the $250,000, 7.875 percent per annum notes due March 1, 2012 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (“SEC”), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, an 83.3% owned guarantor subsidiary, the remaining guarantor subsidiaries and the non-guarantor subsidiaries. CNX Gas is presented in a separate column in accordance with SEC Regulation S-X Rule 3-10. CNX Gas Corporation is a reporting company under Section 12(b) of the Securities Exchange Act of 1933, and as such, CNX Gas Corporation files its own financial statements with the Securities and Exchange Commission and those financial statements, when filed, are publicly available on Edgar. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other 100% owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2008:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$688,325	$3,231,164	$271,612	$(9,532)	$4,181,569
Sales—Purchased gas	—	8,464	—	—	—	8,464
Sales—Gas Royalty Interest	—	79,302	—	—	—	79,302
Freight—Outside	—	—	216,968	—	—	216,968
Other Income (including equity earnings)	513,910	13,330	117,486	38,376	(516,960)	166,142

Total Revenue and Other Income	513,910	789,421	3,565,618	309,988	(526,492)	4,652,445
Cost of Goods Sold and Other Operating Charges	72,790	129,974	2,324,210	112,402	203,827	2,843,203
Purchased Gas Costs	—	8,175	—	—	—	8,175
Gas Royalty Interest	—	74,041	—	—	(79)	73,962
Related Party Activity	5,622	—	48,856	155,305	(209,783)	—
Freight Expense	—	—	216,968	—	—	216,968
Selling, General and Administrative Expense	—	80,246	39,660	4,637	—	124,543
Depreciation, Depletion and Amortization	9,382	70,010	300,635	11,485	(1,891)	389,621
Interest Expense	17,888	7,820	10,312	498	(335)	36,183
Taxes Other Than Income	5,887	26,426	248,118	9,559	—	289,990
Black Lung Excise Tax Refund	—	—	(55,795)	—	—	(55,795)

Total Costs	111,569	396,692	3,132,964	293,886	(8,261)	3,926,850

Earnings (Loss) Before Income Taxes	402,341	392,729	432,654	16,102	(518,231)	725,595
Income Taxes (Benefit)	(40,129)	153,656	120,315	6,092	—	239,934

Earnings (Loss) Before Minority Interest	442,470	239,073	312,339	10,010	(518,231)	485,661
Minority Interest	—	—	—	—	(43,191)	(43,191)

Net Income (Loss)	$442,470	$239,073	$312,339	$10,010	$(561,422)	$442,470

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2008:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$132,471	$1,926	$1,714	$2,401	$—	$138,512
Accounts and Notes Receivable:
Trade	—	61,764	35	159,930	—	221,729
Other	1,767	3,080	68,910	5,795	—	79,552
Inventories	—	—	184,140	43,670	—	227,810
Deferred Income Taxes	115,599	(55,000)	—	—	—	60,599
Recoverable Income Taxes	3,560	30,302	—	—	—	33,862
Prepaid Expenses	23,612	152,786	40,409	4,943	—	221,750

Total Current Assets	277,009	194,858	295,208	216,739	—	983,814
Property, Plant and Equipment:
Property, Plant and Equipment	175,027	2,112,233	7,608,072	84,956	—	9,980,288
Less-Accumulated Depreciation, Depletion and Amortization	71,781	322,470	3,793,378	26,687	—	4,214,316

Property, Plant and Equipment—Net	103,246	1,789,763	3,814,694	58,269	—	5,765,972
Other Assets:
Deferred Income Taxes	664,881	(331,338)	—	—	—	333,543
Investment in Affiliates	3,734,125	25,204	930,708	1,102	(4,618,143)	72,996
Other	77,253	60,148	33,184	43,548	—	214,133

Total Other Assets	4,476,259	(245,986)	963,892	44,650	(4,618,143)	620,672

Total Assets	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$87,734	$100,565	$159,677	$37,221	$—	$385,197
Accounts Payable (Recoverable)-Related Parties	1,788,768	—	(1,925,829)	137,061	—	—
Short-Term Notes Payable	485,000	72,700	—	—	—	557,700
Current Portion of Long-Term Debt	1,473	8,462	12,093	373	—	22,401
Other Accrued Liabilities	474,947	44,323	17,322	9,850	—	546,442

Total Current Liabilities	2,837,922	226,050	(1,736,737)	184,505	—	1,511,740
Long-Term Debt	252,145	74,682	140,956	568	—	468,351
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,728	2,490,616	—	—	2,493,344
Pneumoconiosis	—	—	190,261	—	—	190,261
Mine Closing	—	—	393,112	11,517	—	404,629
Workers’ Compensation	—	—	128,477	—	—	128,477
Salary Retirement	194,567	—	—	—	—	194,567
Reclamation	—	—	15,363	22,830	—	38,193
Other	109,693	50,301	80,851	25,705	—	266,550

Total Deferred Credits and Other Liabilities	304,260	53,029	3,298,680	60,052	—	3,716,021
Minority Interest	—	—	—	—	212,159	212,159
Stockholders’ Equity	1,462,187	1,384,874	3,370,895	74,533	(4,830,302)	1,462,187

Total Liabilities and Stockholders’ Equity	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2008:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$34,647	$447,375	$512,108	$35,334	$—	$1,029,464

Cash Flows from Investing Activities:
Capital Expenditures	$(11,371)	$(560,663)	$(464,603)	$(25,032)	$—	$(1,061,669)
Investment in Equity Affiliates	—	1,081	798	—	—	1,879
Purchase of Stock in Subsidiary	—	—	(67,259)	—	—	(67,259)
Proceeds from Sale of Assets	—	450	27,743		—	28,193

Net Cash Used in Investing Activities	$(11,371)	$(559,132)	$(503,321)	$(25,032)	$—	$(1,098,856)

Cash Flows from Financial Activities:
Dividends Paid	$(72,957)	$—	$—	$—	$—	$(72,957)
Proceeds from Revolver	237,500	72,700	—	—	—	310,200
Purchase of Treasury Stock	(97,794)	—	—	—	—	(97,794)
Other Financing Activities	37,218	8,935	(8,364)	(10,985)	—	26,804

Net Cash Provided by (Used in) Financing Activities	$103,967	$81,635	$(8,364)	$(10,985)	$—	$166,253

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2007:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$416,453	$2,718,493	$201,018	$(11,618)	$3,324,346
Sales—Purchased gas	—	7,628	—	—	—	7,628
Sales – Gas Royalty Interest	—	46,586	—	—	—	46,586
Freight—Outside	—	—	186,909	—	—	186,909
Other Income (including equity earnings)	333,581	8,815	141,735	40,093	(327,496)	196,728

Total Revenue and Other Income	333,581	479,482	3,047,137	241,111	(339,114)	3,762,197
Cost of Goods Sold and Other Operating Charges	63,899	102,278	1,916,159	61,864	207,800	2,352,000
Purchased Gas Costs	—	7,162	—	—	—	7,162
Gas Royalty Interest	—	40,011	—	—	(90)	39,921
Related Party Activity	9,961	—	72,897	134,213	(217,071)	—
Freight Expense	—	—	186,909	—	—	186,909
Selling, General and Administrative Expense	—	54,825	51,029	2,810	—	108,664
Depreciation, Depletion and Amortization	7,666	48,961	259,825	10,343	(2,080)	324,715
Interest Expense	10,370	5,606	14,312	563	—	30,851
Taxes Other Than Income	5,790	—	246,177	6,959	—	258,926
Black Lung Excise Tax Refund	—	—	24,092	—	—	24,092

Total Costs	97,686	258,843	2,771,400	216,752	(11,441)	3,333,240

Earnings (Loss) Before Income Taxes	235,895	220,639	275,737	24,359	(327,673)	428,957
Income Taxes (Benefit)	(31,887)	84,961	73,848	9,215	—	136,137

Earnings (Loss) Before Minority Interest	267,782	135,678	201,889	15,144	(327,673)	292,820
Minority Interest	—	—	—	—	(25,038)	(25,038)

Net Income (Loss)	$267,782	$135,678	$201,889	$15,144	$(352,711)	$267,782

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Balance Sheet for December 31, 2007:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$5,228	$32,048	$1,291	$3,084	$—	$41,651
Accounts and Notes Receivable:
Trade	—	38,680	—	141,865	—	180,545
Other	840	2,428	34,619	31,884	—	69,771
Inventories	—	—	135,132	28,061	—	163,193
Deferred Income Taxes	132,089	(1,269)	—	—	—	130,820
Recoverable Income Taxes	18,118	972	—	—	—	19,090
Prepaid Expenses	18,130	13,859	40,985	5,111	—	78,085

Total Current Assets	174,405	86,718	212,027	210,005	—	683,155
Property, Plant and Equipment:
Property, Plant and Equipment	103,223	1,480,446	7,274,197	87,446	—	8,945,312
Less-Accumulated Depreciation, Depletion and Amortization	52,103	251,367	3,638,286	38,514	—	3,980,270

Property, Plant and Equipment—Net	51,120	1,229,079	3,635,911	48,932	—	4,965,042
Other Assets:
Deferred Income Taxes	563,226	(188,415)	—	—	—	374,811
Investment in Affiliates	2,818,267	56,865	1,305,043	—	(4,085,309)	94,866
Other	30,242	6,772	35,600	17,602	—	90,216

Total Other Assets	3,411,735	(124,778)	1,340,643	17,602	(4,085,309)	559,893

Total Assets	$3,637,260	$1,191,019	$5,188,581	$276,539	$(4,085,309)	$6,208,090

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$71,558	$30,263	$110,370	$26,121	$—	$238,312
Accounts Payable (Recoverable)-Related Parties	1,585,484	—	(1,707,540)	122,056	—	—
Short-Term Notes Payable	247,500	—	—	—	—	247,500
Current Portion of Long-Term Debt	—	5,819	10,464	2,000	—	18,283
Other Accrued Liabilities	105,226	25,333	372,731	9,012	—	512,302

Total Current Liabilities	2,009,768	61,415	(1,213,975)	159,189	—	1,016,397
Long-Term Debt	258,848	66,949	154,143	8,985	—	488,925
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,700	2,334,109	—	—	2,336,809
Pneumoconiosis	—	—	171,896	—	—	171,896
Mine Closing	—	—	388,710	10,923	—	399,633
Workers’ Compensation	—	—	118,356	—	—	118,356
Deferred Revenue	—	—	3,162	—	—	3,162
Salary Retirement	67,065	327	—	—	—	67,392
Reclamation	—	—	14,497	19,820	—	34,317
Other	87,160	36,391	52,958	17,157	—	193,666

Total Deferred Credits and Other Liabilities	154,225	39,418	3,083,688	47,900	—	3,325,231
Minority Interest	—	—	—	—	163,118	163,118
Stockholders’ Equity	1,214,419	1,023,237	3,164,725	60,465	(4,248,427)	1,214,419

Total Liabilities and Stockholders’ Equity	$3,637,260	$1,191,019	$5,188,581	$276,539	$(4,085,309)	$6,208,090

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

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Income Statement for the Year Ended December 31, 2006:

	Parent	CNX Gas Guarantors	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Sales—Outside	$—	$393,546	$2,707,277	$196,322	$(10,623)	$3,286,522
Sales—Purchased Gas	—	43,973	—	—	—	43,973
Sales—Gas Royalty Interest	—	51,054	—	—	—	51,054
Freight—Outside	—	—	162,761	—	—	162,761
Freight—Related Parties	—	—	—	—	—	—
Other Income (including equity earnings)	459,550	26,264	98,852	35,521	(449,326)	170,861

Total Revenue and Other Income	459,550	514,837	2,968,890	231,843	(459,949)	3,715,171
Cost of Goods Sold and Other Operating Charges	45,285	93,519	1,895,786	43,857	171,329	2,249,776
Purchased Gas Costs	—	—	44,843	—	—	44,843
Gas Royalty Interest	—	41,998	(119)	—	—	41,879
Related Party Activity	5,931	44,843	(10,880)	137,341	(177,235)	—
Freight Expense	—	—	162,761	—	—	162,761
Selling, General and Administrative Expense	—	39,168	47,775	4,207	—	91,150
Depreciation, Depletion and Amortization	6,959	37,999	243,869	9,784	(2,374)	296,237
Interest Expense	9,437	870	14,179	580	—	25,066
Taxes Other Than Income	4,339	—	239,673	8,527	—	252,539

Total Costs	71,951	258,397	2,637,887	204,296	(8,280)	3,164,251

Earnings (Loss) Before Income Taxes	387,599	256,440	331,003	27,547	(451,669)	550,920
Income Taxes (Benefit)	(21,283)	96,573	26,752	10,388	—	112,430

Earnings Before Minority Interest	408,882	159,867	304,251	17,159	(451,669)	438,490
Minority Interest	—	—	—	—	(29,608)	(29,608)

Net Income (Loss)	$408,882	$159,867	$304,251	$17,159	$(481,277)	$408,882

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2006:

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non-Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(71,616)	$243,569	$491,590	$1,004	$—	$664,547

Cash Flows from Investing Activities:
Capital Expenditures	$(10,752)	$(154,243)	$(518,792)	$(6,759)	$—	$(690,546)
Investment in Equity Affiliates	—	(1,777)	(29,186)	—	—	(30,963)
Proceeds from Sale of Assets	—	—	59,830	133	—	59,963

Net Cash Used in Investing Activities	$(10,752)	$(156,020)	$(488,148)	$(6,626)	$—	$(661,546)

Cash Flows from Financial Activities:
Dividends Paid	$(51,416)	$—	$—	$—	$—	$(51,416)
Purchase of Treasury Stock	(116,450)	—	—	—	—	(116,450)
Other Financing Activities	53,173	(449)	(3,601)	(1,015)	—	48,108

Net Cash Used in Financing Activities	$(114,693)	$(449)	$(3,601)	$(1,015)	$—	$(119,758)

Supplemental Coal Data (unaudited):

	Millions of Tons For the Year Ended December 31,
	2008	2007	2006	2005	2004
Proved and probable reserves at beginning of period	4,526	4,272	4,546	4,509	4,148
Purchased reserves	—	177	3	56	15
Reserves sold in place	(12)	(33)	(2)	(2)	(11)
Production	(65)	(65)	(67)	(69)	(68)
Revisions and other changes	94	175	(208)	52	425

Consolidated proved and probable reserves at end of period*	4,543	4,526	4,272	4,546	4,509

Proportionate share of proved and probable reserves of unconsolidated equity affiliates*	171	179	—	—	—

*	Proved and probable coal reserves are the equivalent of “demonstrated reserves” under the coal resource classification system of the U.S. Geological Survey. Generally, these reserves would be commercially mineable at year-end prices and cost levels, using current technology and mining practices.

CONSOL Energy’s coal reserves are located in nearly every major coal-producing region in North America. At December 31, 2008, 1,022 million tons were assigned to mines either in production or under development. The proved and probable reserves at December 31, 2008 include 4,012 million tons of steam coal reserves, of which approximately 7 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million British thermal unit (Btu), and an additional 15 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. The reserves also include 531 million tons of metallurgical coal in consolidated reserves, of which approximately 65 percent has a sulfur content equivalent to less than 1.2 pounds sulfur dioxide per million Btu, and an additional 34 percent has a sulfur content equivalent to between 1.2 and 2.5 pounds sulfur dioxide per million Btu. A significant portion of this metallurgical coal can also serve the steam coal market.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Supplemental Gas Data (unaudited):

(Dollars in thousands)

The following information was prepared in accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities” and related accounting rules. The data presented is 100% of CNX Gas’ basis; it excludes any minority interest reduction.

Capitalized Costs:

	As of December 31,
	2008	2007
Proved Properties	$121,605	$104,515
Unproved Properties	220,848	101,680
Wells and Related Equipment	1,001,381	698,600
Gathering Assets	740,396	596,173

Total Property, Plant and Equipment	2,084,230	1,500,968
Accumulated Depreciation, Depletion and Amortization	(319,959)	(252,779)

Net Capitalized Costs	$1,764,271	$1,248,189

Proportionate Share of Gas Producing Net Property, Plant and Equipment of Unconsolidated Equity Affiliates	$—	$28,581

Costs incurred for Property Acquisition, Exploration and Development (*):

	For the Years Ended December 31,
	2008		2007		2006
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Property acquisitions
Proved Properties	$17,090	$—	$33,205	$—	$8,797	$—
Unproved Properties	119,168	—	80,313	—	765	—
Development	378,119	—	257,935	—	151,774	—
Exploration	68,495	—	16,503	—	832	2,334

Total	$582,872	$—	$387,956	$—	$162,168	$2,334

(*)	Includes costs incurred whether capitalized or expensed

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Results of Operations for Producing Activities:

	For the Years Ended December 31,
	2008		2007		2006
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Production Revenue	$688,325	$—	$416,452	$2,755	$393,649	$1,913
Royalty Interest Gas Revenue	79,302	—	46,586	294	51,054	446
Purchased Gas Revenue	8,464	—	7,628	201	43,973	356

Total Revenue	776,091	—	470,666	3,250	488,676	2,715

Lifting Costs	67,653	—	38,721	679	33,357	480
Gathering Costs	83,752	—	61,798	630	58,102	359
Royalty Expense	74,041	—	40,011	294	41,998	446
Other Costs	34,078	—	19,772	646	12,876	541
Purchased Gas Costs	8,175	—	7,162	165	44,843	299
DD&A	70,010	—	48,961	294	37,999	512

Total Costs	337,709	—	216,425	2,708	229,175	2,637

Pre-tax Operating Income	438,382	—	254,241	542	259,501	78
Income Taxes	171,407	—	98,595	210	97,728	29

Results of Operations for Producing Activities excluding Corporate and Interest Costs	$266,975	$—	$155,646	$332	$161,773	$49

Net Reserve Quantity (mmcfe)
Beginning Reserves(a)	1,339,909	3,584	1,263,293	2,200	1,127,724	2,672
Revisions(b)	(30,828)	—	(25,036)	221	109,116	(584)
Extensions and Discoveries(c)	182,701	—	145,834	1,484	82,363	337
Production	(76,562)	—	(57,928)	(321)	(55,910)	(225)
Acquisition of Remaining Interest in Equity Affiliate	3,584	(3,584)	—	—	—	—
Purchases of Reserves In-Place	3,242	—	13,746	—	—	—
Sales of Reserves In-Place	—	—	—	—	—	—

Ending Reserves	1,422,046	—	1,339,909	3,584	1,263,293	2,200

Proved Developed Reserves:
Beginning of Period	667,726	3,584	609,700	2,200	549,574	2,672

End of Period	783,290	—	667,726	3,584	609,700	2,200

(a)

Proved developed and proved undeveloped gas reserves are defined by the Securities and Exchange Commission Rule 4.10(a) of Regulation S-X. Generally, these reserves would be commercially recovered under current economic conditions, operating methods and government regulations. CNX Gas cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and gas reserves are estimated quantities of natural gas and CBM gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

(b)	Revisions are primarily due to the lower pricing used at December 31, 2008 for reserve estimates.
(c)	Extensions and discoveries are the result of additional drilling activities which bring in offset locations as proved reserves. Additionally, extensions and discoveries are the result of the state oil and gas board’s approval of additional well locations.

CNX Gas proved gas reserves are located in the United States.

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

The projections should not be viewed as realistic estimates of future cash flows, nor should the “standardized measure” be interpreted as representing current value to CNX Gas. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary. CNX Gas’ investment and operating decisions are not based on the information presented, but on a wide range of reserve estimates that include probable as well as proved reserves and on different price and cost assumptions.

The standardized measure is intended to provide a better means for comparing the value of CNX Gas’ proved reserves at a given time with those of other gas producing companies than is provided by a comparison of raw proved reserve quantities.

	December 31,
	2008	2007	2006
Future Cash Flows:
Revenues	$8,856,817	$9,509,665	$7,105,265
Production costs	(3,525,902)	(3,004,619)	(2,568,731)
Development costs	(793,592)	(636,436)	(552,114)
Income tax expense	(1,713,713)	(2,259,415)	(1,500,533)

Future Net Cash Flows	2,823,610	3,609,195	2,483,887
Discounted to present value at a 10% annual rate	(1,605,176)	(2,219,655)	(1,548,996)

Total standardized measure of discounted net cash flows	$1,218,434	$1,389,540	$934,891

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following are the principal sources of change in the standardized measure of discounted future net cash flows during:

	December 31,
	2008		2007		2006
	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates	Consolidated Operations	Equity Affiliates
Balance at Beginning of Period	$1,384,983	$4,557	$933,186	$1,705	$1,865,097	$5,697
Net changes in sales prices and production costs	(676,358)	—	1,681,550	7,356	(5,327,975)	(13,550)
Sales net of production costs	(438,382)	—	(207,688)	(1,122)	(435,909)	(2,265)
Net change due to revisions in quantity estimates	(63,547)	—	479,618	5,959	1,495,140	(2,486)
Net change due to acquisition	4,158	—	2,840	—	—	—
Acquisition of Remaining Interest in Equity Affiliate	4,557	(4,557)
Development costs incurred during the period	378,119	—	257,935	—	151,774	—
Difference in previously estimated development costs compared to actual costs incurred during the period	(136,742)	—	(87,408)	—	(40,466)	—
Changes in estimated future development costs	(398,534)	—	(254,635)	(214)	(241,095)	(12)
Net change in future income taxes	545,702	—	(754,209)	(4,673)	1,743,570	7,162
Accretion of discount and other	614,478	—	(666,206)	(4,454)	1,723,050	7,159

Total Discounted Cash Flow at End of Period	$1,218,434	$—	$1,384,983	$4,557	$933,186	$1,705

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Supplemental Quarterly Information (unaudited):

(Dollars in thousands)

	Three Months Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Sales	$1,150,435	$1,076,960	$1,135,572	$906,368

Freight Revenue	$47,839	$60,458	$63,927	$44,744

Costs of Goods Sold and Other Operating Charges (including Gas Royalty Interests’ Costs and Purchased Gas Costs)	$686,418	$762,767	$764,137	$656,223

Freight Expense	$47,839	$60,458	$63,927	$44,744

Earnings Before Minority Interest	$186,224	$102,416	$112,790	$84,231

Net Income	$176,322	$90,054	$101,012	$75,082

Total Earnings Per Share:
Basic	$0.98	$0.49	$0.55	$0.41

Dilutive	$0.97	$0.49	$0.54	$0.41

Weighted Average Shares Outstanding:
Basic	180,799,712	183,202,086	182,977,726	182,572,985

Dilutive	182,327,963	185,591,759	185,637,248	185,192,551

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Sales	$834,014	$802,977	$895,128	$846,441

Freight Revenue	$54,902	$44,707	$43,667	$43,633

Costs of Goods Sold and Other Operating Charges (including Gas Royalty Interests’ Costs and Purchased Gas Costs)	$643,266	$643,873	$605,130	$530,906

Freight Expense	$54,902	$44,707	$43,667	$43,633

Earnings Before Minority Interest	$12,265	$381	$160,801	$119,373

Net Income	$6,787	$(5,384)	$153,117	$113,262

Total Earnings Per Share:
Basic	$0.04	$(0.03)	$0.84	$0.62

Dilutive	$0.04	$(0.03)	$0.83	$0.61

Weighted Average Shares Outstanding:
Basic	181,835,472	181,866,727	182,195,390	182,371,296

Dilutive	184,417,123	181,866,727	185,000,122	184,815,136

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Changes in Accountants.

On February 19, 2008 (Dismissal Date) CONSOL Energy dismissed PricewaterhouseCoopers LLP (PwC) as the Company’s independent registered public accounting firm. The Audit Committee of the Board of Directors of the Company recommended and approved the dismissal of PwC.

The reports of PwC on the consolidated financial statements of the Company for the years ended December 31, 2007 and 2006, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2007 and 2006 and through the Dismissal Date, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its reports on the financial statements of the Company for such years. During the years ended December 31, 2007 and 2006, and through the Dismissal Date, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K.

Also, on February 19, 2008, the Audit Committee recommended and approved the selection of Ernst & Young LLP (“Ernst & Young), effective immediately, as the Company’s new independent registered public accounting firm.

During the years ended December 31, 2007 and 2006, and through the Dismissal Date, neither the Company, nor anyone on its behalf, consulted Ernst & Young regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Company, and no written report was provided to the Company or oral advice was provided that Ernst & Young concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Management assessed the effectiveness of CONSOL Energy’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management has concluded that CONSOL Energy maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of CONSOL Energy’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst and Young, an independent registered public accounting firm, as stated in their report set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 9a of this annual report on Form 10-K.

Changes in internal controls over financial reporting.

There were no changes that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of CONSOL Energy Inc.

We have audited CONSOL Energy Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CONSOL Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CONSOL Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CONSOL Energy Inc. (and Subsidiaries) as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, PA

February 17, 2009

Item 9b.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the information under the captions “PROPOSAL NO. 1—ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION—BOARD OF DIRECTORS AND ITS COMMITTEES—Board of Directors,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION—BOARD OF DIRECTORS AND ITS COMMITTEES—Membership and Meetings of the Board of Directors and Its Committees” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement for the annual meeting of shareholders to be held on April 28, 2009 (the “Proxy Statement”).

Executive Officers of CONSOL Energy

The following is a list of CNX Gas executive officers, their ages as of February 15, 2009 and their positions and offices held with CNX Gas.

Name	Age	Position
J. Brett Harvey	58	Chairman of the Board and Chief Executive Officer
Nicholas J. DeIuliis	40	President and Chief Operating Officer
William J. Lyons	60	Executive Vice President and Chief Financial Officer
P. Jerome Richey	59	Executive Vice President Corporate Affairs and Chief Legal Officer
Robert P. King	56	Executive Vice President Business Advancements and Support Services
Robert F. Pusateri	58	Executive Vice President Energy Sales and Transmission Transportation Services

J. Brett Harvey has been President and Chief Executive Officer and a Director of CONSOL Energy since January 1998. He has been a Director of CNX Gas Corporation since June 30, 2005 and he became Chairman of the Board and Chief Executive Officer of CNX Gas Corporation on January 16, 2009. Mr. Harvey is a Director of Barrick Gold Corporation, the world’s largest gold producer, and Allegheny Technologies Incorporated, a specialty metals producer.

Nicholas J. DeIuliis was Senior Vice President—Strategic Planning of CONSOL Energy from November 2004 until August 2005. Prior to that time, Mr. DeIuliis served as Vice President Strategic Planning from April 2002 until November 2004, Director—Corporate Strategy from October 2001 until April 2002, Manager—Strategic Planning from January 2001 until October 2001 and Supervisor—Process Engineering from April 1999 until January 2001. He resigned from his position with CONSOL Energy as of August 8, 2005. He was a Director and President and Chief Executive Officer of CNX Gas Corporation from June 30, 2005 to January 16, 2009, when he became President and Chief Operating Officer of CNX Gas Corporation and Executive Vice President and Chief Operating Officer of CONSOL Energy.

William J. Lyons has been Chief Financial Officer of CONSOL Energy since February 2001 and Chief Financial Officer of CNX Gas Corporation since April 28, 2008. He added the title of Executive Vice President of CONSOL Energy on May 2, 2005 and of CNX Gas Corporation on January 16, 2009. From January 1995 until February 2001, Mr. Lyons held the position of Vice President—Controller for CONSOL Energy. Mr. Lyons joined CONSOL Energy in 1976. He was a Director of CNX Gas Corporation from October 17, 2005 to January 16, 2009. Mr. Lyons is a director of Calgon Carbon Corporation, a supplier of products and services for purifying water and air.

P. Jerome Richey became Executive Vice President—Corporate Affairs and Chief Legal Officer of CONSOL Energy and CNX Gas Corporation on January 16, 2009. He was General Counsel and Corporate Secretary of CONSOL Energy since March 2005, and on June 20, 2007, he added the title of Senior Vice President. Prior to joining CONSOL Energy, Mr. Richey, for more than five years, was a shareholder in the

Pittsburgh office for the law firm of Buchanan Ingersoll & Rooney PC.

Robert P. King became Executive Vice President—Business Advancement and Support Services of CONSOL Energy and CNX Gas Corporation on January 16, 2009. Prior to that, he was Senior Vice President—Administration since February 2, 2007 and he served as Vice President—Land from August 2006 to February 2007. Prior to joining CONSOL Energy, Mr. King was Vice President of Interwest Mining Company (a subsidiary of PacifiCorp). Mr. King joined PacifiCorp in November 1990.

Robert F. Pusateri became Executive Vice President Energy Sales and Transportation Services of CONSOL Energy and CNX Gas Corporation on January 16, 2009. Prior to that, he was named Vice President Sales of CONSOL Energy in 1996 and held that position until he was elected President of CONSOL Energy Sales Company in August 2005. He first became an officer in May 1996.

CONSOL Energy has a written Code of Business Conduct that applies to CONSOL Energy’s Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) and others. The Code of Business Conduct is available on CONSOL Energy’s website at www.consolenergy.com. Any amendments to, or waivers from, a provision of our code of employee business conduct and ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions and that relates to any element of the code of ethics enumerated in paragraph (b) of Item 406 of Regulation S-K shall be disclosed by posting such information on our website.

By certification dated May 16, 2008, CONSOL Energy’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the Company of the NYSE corporate governance listing standards. In addition, the required Sarbanes-Oxley Act, Section 302 certifications regarding the quality of our public disclosures were filed by CONSOL Energy as exhibits to this Form 10-K.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information under the captions “BOARD OF DIRECTORS AND COMPENSATION INFORMATION—DIRECTOR COMPENSATION TABLE—2008,” “BOARD OF DIRECTORS AND COMPENSATION INFORMATION—BOARD OF DIRECTORS AND ITS COMMITTEES—Compensation Committee Interlocks and Insider Participation,” “EXECUTIVE COMPENSATION AND STOCK OPTION INFORMATION,” and “POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLES” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the information under the caption “BENEFICIAL OWNERSHIP OF SECURITIES” and “SECURITIES AUTHORIZED FOR ISSUANCE UNDER CONSOL ENERGY EQUITY COMPENSATION PLAN” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information requested by this Item is incorporated by reference to the information under the caption “Certain Relationships and Related Party Transactions” and “Determination of Director Independence” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the captions “ACCOUNTANTS AND AUDIT COMMITTEE—INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” including subsections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement.

Item 15.	Exhibit Index

(A) (1)	Financial Statements Contained in Item 8 hereof.

(A)(2)	Financial Statement Schedule—Schedule II Valuation and qualifying accounts.

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2006.

3.2	Third Amended and Restated Bylaws dated as of May 1, 2007 incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 7, 2007.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc., and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003, filed on November 19, 2003.

4.5	Supplemental Indenture No. 3 dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to Form 8-K filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006.

4.9	Supplemental Indenture No. 7 dated as of March 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.9 to Form 10-Q for the quarter ended September 31, 2007, filed on April 30, 2007.

4.10	Supplemental Indenture No. 8 dated as of May 7, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended June 30, 2007, filed on August 1, 2007.

4.11	Supplemental Indenture No. 9 dated as of September 6, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

4.12	Supplemental Indenture No. 10 dated as of November 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

4.13	Supplemental Indenture No. 11 dated as of June 3, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.13 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

4.14	Supplemental Indenture No. 12 dated as of July 28, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.14 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.1	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003, filed on August 13, 2003.

10.2	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.3	Change in Control Agreement by and between CONSOL Energy Inc. and J. Brett Harvey.

10.4	Change in Control Agreement by and between CONSOL Energy Inc. and William J. Lyons.

10.5	Change in Control Agreement by and between CONSOL Energy Inc. and Peter B. Lilly.

10.6	Change in Control Agreement by and between CONSOL Energy Inc. and P. Jerome Richey.

10.7	Change in Control Agreement by and between CONSOL Energy Inc. and Nicholas J. DeIuliis.

10.8	Change in Control Agreement by and between CONSOL Energy Inc. and Robert Pusateri.

10.9	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc., and Friedman, Billings, Ramsey & Co., Inc, incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.10	Chairman’s Agreement (as Amended and Restated), incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ending June 30, 2008, filed on August 5, 2008.

10.11	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K filed on May 8, 2006.

10.12	Executive Officer Term Sheet with P. Jerome Richey

10.13	Equity Incentive Plan, As Amended and Restated on February 19, 2008, effective May 3, 2005, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.14	Employment Agreement, dated December 2, 2008, between CONSOL Energy Inc. and J. Brett Harvey.

10.15	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K filed on August 12, 2005.

10.16	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K filed on August 12, 2005.

10.17	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K filed on August 12, 2005.

10.18	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K filed on August 12, 2005.

10.19	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K filed on August 12, 2005.

10.20	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K filed on August 12, 2005.

10.21	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K filed on August 12, 2005.

10.22	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K filed on August 19, 2005.

10.23	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K filed on October 13, 2005.

10.24	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K filed on October 24, 2005.

10.25	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901). filed on March 15, 2006.

10.26	Form Of Non-Qualified Stock Option Award Agreement For Employees, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.27	Form Of Restricted Stock Unit Award Agreement For CONSOL Employees, incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.28	Form Of Restricted Stock Unit Award Agreement For Directors, incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.29	Form of Change in Control Agreement for Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.61 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.30	Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc.

10.31	First Amendment to Purchase and Sale Agreement dated as of April 30, 2007, entered into among CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc., each an “Originator” and CNX Funding Corporation, incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.32	Second Amendment to Purchase and Sale Agreement dated as of November 16, 2007, entered into among CONSOL Energy Inc. (“CONSOL Energy”), CONSOL Energy Sales Company, CONSOL of Kentucky Inc., Consol Pennsylvania Coal Company LLC, Consolidation Coal Company, Island Creek Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc. (each an “Existing Originator”) and collectively the “Existing Originators”), Fola Coal Company, LLC., Little Eagle Coal Company, LLC., Mon River Towing, Inc., Terry Eagle Coal Company, LLC., Tri-River Fleeting Harbor Service, Inc., and Twin Rivers Towing Company (each, a “New Originator” and collectively the “New Originators”; the Existing Originators and the New Originators, each an “Originator” and collectively, the “Originators”), Windsor Coal Company (the “Released Originator”) and CNX Funding Corporation, incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.33	Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2007, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Marine Terminals Inc., Market Street Funding LLC, Liberty Street Funding LLC, PNC Bank, National Association, and the Bank of Nova Scotia, incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.34	First Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of May 9, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.35	Second Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of July 27, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer (in such capacity, the “Servicer”), the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.36	Third Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of November 16, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various new sub-servicers listed on the signature pages of the Amendment, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages hereto and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.
10.37	Amended and Restated Credit Agreement, dated as of June 27, 2007 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), The Bank of Nova Scotia, Bank of America, N.A., and Union Bank of California, N.A., each in its capacity as a co-syndication agent, and PNC Bank, National Association and Citicorp North America, Inc., in their capacity as co- administrative agents for the Lenders under the Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 3, 2007, incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.38	Amended and Restated Collateral Trust Agreement (“Agreement”) dated as of June 27, 2007, by and among CONSOL Energy Inc., (the “Borrower”), certain subsidiaries of the Borrower which have joined the Agreement, Wilmington Trust Company, not in its individual capacity but solely as corporate trustee, and David A. Vanaskey, not in his individual capacity but solely as individual trustee, as trustees for the Secured Parties, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.39	Continuing Agreement of Guaranty and Suretyship (“Guaranty”), dated as of June 30, 2004, jointly and severally given by each of the undersigned thereto and each of the other Persons which become Guarantors thereunder from time to time (each a “Guarantor” and collectively the “Guarantors”) in favor of PNC Bank, National Association, as paying agent for the Lenders (the “Paying Agent”), in connection with that certain Credit Agreement as defined therein, incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.40	Amended and Restated Pledge Agreement, dated as of June 27, 2007 made and entered into by each of the pledgors listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption, or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as collateral trustee for the equal and ratable benefit of the Secured Parties (as defined therein) pursuant to the Collateral Trust Agreement, incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.41	Amended and Restated Security Agreement dated as of June 27, 2007, entered into by and between CONSOL Energy Inc., and each of the other parties listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as the collateral trustee for the equal and ratable benefit of the Secured Parties pursuant to the Collateral Trust Agreement, incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.42	2008 STIC Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.43	Amended and Restated Long-Term Incentive Program (2007-09), incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.44	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007.

10.45	Letter Agreement, effective as of July 25, 2007, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2007.

10.46	Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

10.47	Agreement, dated September 12, 2007, by and between CONSOL Energy Inc. and Bart Hyita, regarding CONSOL Energy Inc. Supplemental Retirement Plan, incorporated by reference to Exhibit 10.112 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.48	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.111 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.49	Directors’ Deferred Fee Plan (2004 Plan) (Amended and Restated on December 4, 2007), incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.50	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.51	Directors Deferred Compensation Plan (1999 Plan), incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.52	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.53	Amended and Restated Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007, incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.54	Trust Agreement (Amended and Restated on March 20, 2008) (1999 Directors Deferred Compensation Plan), incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.55	Trust Agreement (Amended and Restated on March 20, 2008) (2004 Directors Deferred Fee Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.56	Long-Term Incentive Program (2008 - 2010), incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.57	Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2008.

10.58	Amendment No. 1 To The Master Cooperation And Safety Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 2, 2008.

10.59	First Amendment to Amended and Restated Credit Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct, incorporated by reference to Exhibit 14.1 to Form 8-K filed on December 5, 2008.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of Ernst & Young LLP

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Ralph E. Davis Associates, Inc.

23.4	Consent of Schlumberger Data and Consulting Services

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of February, 2009.

CONSOL ENERGY INC.

By:	/S/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of the 17th day of February, 2009, by the following persons on behalf of the registrant in the capacities indicated:

Signature	Title

/s/ JOHN L. WHITMIRE John L. Whitmire	Chairman of the Board

/s/ J. BRETT HARVEY J. Brett Harvey	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ WILLIAM J. LYONS William J. Lyons	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)

/s/ PATRICIA A. HAMMICK Patricia A. Hammick	Director

/s/ JAMES E. ALTMEYER, SR. James E. Altmeyer, Sr.	Director

/s/ WILLIAM E. DAVIS William E. Davis	Director

/s/ WILLIAM P. POWELL William P. Powell	Director

/s/ JOSEPH T. WILLIAMS Joseph T. Williams	Director

/s/ RAJ K. GUPTA Raj K. Gupta	Director

/s/ DAVID C. HARDESTY David C. Hardesty	Director

/s/ JOHN T. MILLS John T. Mills	Director

/s/ PHILIP W. BAXTER Philip W. Baxter	Director

(A)(1)	Financial Statements Contained in Item 8 hereof.

(A)(2)	Financial Statement Schedule—Schedule II Valuation and qualifying accounts.

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc. incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 8, 2006.

3.2	Third Amended and Restated Bylaws dated as of May 1, 2007 incorporated by reference to Exhibit 3.2 to Form 8-K filed on May 7, 2007.

4.1	Indenture, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.1 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002 (“Form 10-K”).

4.2	Supplemental Indenture No. 1, dated March 7, 2002, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-K for the transition period of July 31, 2001 to December 31, 2001 (file no. 001-14901), filed on March 29, 2002.

4.3	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc., and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K filed on December 22, 2003.

4.4	Supplemental Indenture No. 2, dated as of September 30, 2003, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended November 30, 2003, filed on November 19, 2003.

4.5	Supplemental Indenture No. 3 dated as of April 15, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended June 30, 2005, filed on August 3, 2005.

4.6	Supplemental Indenture No. 4 dated as of August 8, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.78 to Form 8-K filed on August 12, 2005.

4.7	Supplemental Indenture No. 5 dated as of October 21, 2005, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Form S-1 for CNX Gas Corporation, filed on October 27, 2005.

4.8	Supplemental Indenture No. 6 dated as of August 2, 2006, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.8 to Form 10-Q for the quarter ended September 30, 2006, filed on November 2, 2006.

4.9	Supplemental Indenture No. 7 dated as of March 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.9 to Form 10-Q for the quarter ended September 31, 2007, filed on April 30, 2007.

4.10	Supplemental Indenture No. 8 dated as of May 7, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc., and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.10 to Form 10-Q for the quarter ended June 30, 2007, filed on August 1, 2007.

4.11	Supplemental Indenture No. 9 dated as of September 6, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

4.12	Supplemental Indenture No. 10 dated as of November 12, 2007, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.12 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

4.13	Supplemental Indenture No. 11 dated as of June 3, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.13 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

4.14	Supplemental Indenture No. 12 dated as of July 28, 2008, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, incorporated by reference to Exhibit 4.14 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.1	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q for the quarter ended June 30, 2003, filed on August 13, 2003.

10.2	Form of Director Indemnification Agreement for all existing members of the Board of Directors (and which Agreement will also be used for any future members of the Board of Directors), incorporated by reference to Exhibit 10.40 to Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10.3	Change in Control Agreement by and between CONSOL Energy Inc. and J. Brett Harvey.

10.4	Change in Control Agreement by and between CONSOL Energy Inc. and William J. Lyons.

10.5	Change in Control Agreement by and between CONSOL Energy Inc. and Peter B. Lilly.

10.6	Change in Control Agreement by and between CONSOL Energy Inc. and P. Jerome Richey.

10.7	Change in Control Agreement by and between CONSOL Energy Inc. and Nicholas J. DeIuliis.

10.8	Change in Control Agreement by and between CONSOL Energy Inc. and Robert Pusateri.

10.9	Amendment No. 1 to Registration Rights Agreement, dated February 20, 2004, by and among, CONSOL Energy Inc., and Friedman, Billings, Ramsey & Co., Inc , incorporated by reference to Exhibit 10.52 to Form S-1 (file no. 333-113775), filed on March 19, 2004.

10.10	Chairman’s Agreement (as Amended and Restated), incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ending June 30, 2008, filed on August 5, 2008.

10.11	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K filed on May 8, 2006.

10.12	Executive Officer Term Sheet with P. Jerome Richey

10.13	Equity Incentive Plan, As Amended and Restated on February 19, 2008, effective May 3, 2005, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.14	Employment Agreement, dated December 2, 2008, between CONSOL Energy Inc. and J. Brett Harvey.

10.15	Master Separation Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.69 to the Form 8-K filed on August 12, 2005.

10.16	Master Cooperation and Safety Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation and each of their respective subsidiaries, dated as of August 1, 2005, incorporated by reference to Exhibit 10.70 to the Form 8-K filed on August 12, 2005.

10.17	Services Agreement, by and among CONSOL Energy Inc., CNX Gas Corporation, and the subsidiaries of CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.71 to the Form 8-K filed on August 12, 2005.

10.18	Tax Sharing Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.72 to the Form 8-K filed on August 12, 2005.

10.19	Intercompany Revolving Credit Agreement, by and between CONSOL Energy Inc. and CNX Gas Corporation, dated as of August 1, 2005, incorporated by reference to Exhibit 10.73 to the Form 8-K filed on August 12, 2005.

10.20	Master Lease dated August 1, 2005 by and between CONSOL Energy Inc. and certain of its subsidiaries and CNX Gas Company LLC, incorporated by reference to Exhibit 10.74 to the Form 8-K filed on August 12, 2005.

10.21	Originator Release by and among CONSOL Energy Inc., certain of its subsidiaries and certain banking parties dated as of August 8, 2005, incorporated by reference to Exhibit 10.77 to the Form 8-K filed on August 12, 2005.

10.22	Summary of Employment Terms of Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.80 to the Form 8-K filed on August 19, 2005.

10.23	Credit Agreement, by and among CNX Gas Corporation, the lender parties thereto, and PNC Bank National Association and Citibank, N.A., as agents, dated as of October 7, 2005, incorporated by reference to Exhibit 10.82 to the Form 8-K filed on October 13, 2005.

10.24	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K filed on October 24, 2005.

10.25	Agreement, dated October 2, 2002 between CONSOL Energy Inc. and Peter B. Lilly, incorporated by reference to Exhibit 10.89 to Form 10-K for the year ended December 31, 2005 (file no. 001-14901). filed on March 15, 2006.

10.26	Form Of Non-Qualified Stock Option Award Agreement For Employees, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.27	Form Of Restricted Stock Unit Award Agreement For CONSOL Employees, incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.28	Form Of Restricted Stock Unit Award Agreement For Directors, incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.29	Form of Change in Control Agreement for Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.61 to Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-127483) filed on September 29, 2005 by CNX Gas Corporation.

10.30	Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc.

10.31	First Amendment to Purchase and Sale Agreement dated as of April 30, 2007, entered into among CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc., each an “Originator” and CNX Funding Corporation, incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.32	Second Amendment to Purchase and Sale Agreement dated as of November 16, 2007, entered into among CONSOL Energy Inc. (“CONSOL Energy”), CONSOL Energy Sales Company, CONSOL of Kentucky Inc., Consol Pennsylvania Coal Company LLC, Consolidation Coal Company, Island Creek Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc. (each an “Existing Originator”) and collectively the “Existing Originators”), Fola Coal Company, LLC., Little Eagle Coal Company, LLC., Mon River Towing, Inc., Terry Eagle Coal Company, LLC., Tri-River Fleeting Harbor Service, Inc., and Twin Rivers Towing Company (each, a “New Originator” and collectively the “New Originators”; the Existing Originators and the New Originators, each an “Originator” and collectively, the “Originators”), Windsor Coal Company (the “Released Originator”) and CNX Funding Corporation, incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.33	Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2007, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Marine Terminals Inc., Market Street Funding LLC, Liberty Street Funding LLC, PNC Bank, National Association, and the Bank of Nova Scotia, incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.34	First Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of May 9, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.35	Second Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of July 27, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer (in such capacity, the “Servicer”), the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.36	Third Amendment to Amended and Restated Receivables Purchase Agreement (this “Amendment”), dated as of November 16, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various new sub-servicers listed on the signature pages of the Amendment, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages hereto and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.37	Amended and Restated Credit Agreement, dated as of June 27, 2007 by and among CONSOL Energy Inc., the Guarantors (as defined therein), the Lenders (as defined therein), The Bank of Nova Scotia, Bank of America, N.A., and Union Bank of California, N.A., each in its capacity as a co-syndication agent, and PNC Bank, National Association and Citicorp North America, Inc., in their capacity as co- administrative agents for the Lenders under the Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 3, 2007, incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.38	Amended and Restated Collateral Trust Agreement (“Agreement”) dated as of June 27, 2007, by and among CONSOL Energy Inc., (the “Borrower”), certain subsidiaries of the Borrower which have joined the Agreement, Wilmington Trust Company, not in its individual capacity but solely as corporate trustee, and David A. Vanaskey, not in his individual capacity but solely as individual trustee, as trustees for the Secured Parties, incorporated by reference to Exhibit 10.38 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.39	Continuing Agreement of Guaranty and Suretyship (“Guaranty”), dated as of June 30, 2004, jointly and severally given by each of the undersigned thereto and each of the other Persons which become Guarantors thereunder from time to time (each a “Guarantor” and collectively the “Guarantors”) in favor of PNC Bank, National Association, as paying agent for the Lenders (the “Paying Agent”), in connection with that certain Credit Agreement as defined therein, incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.40	Amended and Restated Pledge Agreement, dated as of June 27, 2007 made and entered into by each of the pledgors listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption, or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as collateral trustee for the equal and ratable benefit of the Secured Parties (as defined therein) pursuant to the Collateral Trust Agreement, incorporated by reference to Exhibit 10.40 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.41	Amended and Restated Security Agreement dated as of June 27, 2007, entered into by and between CONSOL Energy Inc., and each of the other parties listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption or otherwise, and Wilmington Trust Company, not in its individual capacity but solely as the collateral trustee for the equal and ratable benefit of the Secured Parties pursuant to the Collateral Trust Agreement, incorporated by reference to Exhibit 10.41 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.42	2008 STIC Plan, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.43	Amended and Restated Long-Term Incentive Program (2007-09), incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.44	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 7, 2007.

10.45	Letter Agreement, effective as of July 25, 2007, by and between CONSOL Energy Inc. and Ronald E. Smith, incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 31, 2007.

10.46	Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 24, 2007.

10.47	Agreement, dated September 12, 2007, by and between CONSOL Energy Inc. and Bart Hyita, regarding CONSOL Energy Inc. Supplemental Retirement Plan, incorporated by reference to Exhibit 10.112 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.48	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.111 of Form 10-Q for the quarter ended September 30, 2007, filed on November 1, 2007.

10.49	Directors’ Deferred Fee Plan (2004 Plan) (Amended and Restated on December 4, 2007), incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.50	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan, incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.51	Directors Deferred Compensation Plan (1999 Plan), incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.52	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan, incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.53	Amended and Restated Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007, incorporated by reference to Exhibit 10.54 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.54	Trust Agreement (Amended and Restated on March 20, 2008) (1999 Directors Deferred Compensation Plan), incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.55	Trust Agreement (Amended and Restated on March 20, 2008) (2004 Directors Deferred Fee Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.56	Long-Term Incentive Program (2008 - 2010), incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ending March 31, 2008, filed on April 30, 2008.

10.57	Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2008.

10.58	Amendment No. 1 To The Master Cooperation And Safety Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 2, 2008.

10.59	First Amendment to Amended and Restated Credit Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

14.1	Code of Employee Business Conduct, incorporated by reference to Exhibit 14.1 to Form 8-K filed on December 5, 2008.

21	Subsidiaries of CONSOL Energy Inc.

23.1	Consent of Ernst & Young LLP

23.2	Consent of PricewaterhouseCoopers LLP.

23.3	Consent of Ralph E. Davis Associates, Inc.

23.4	Consent of Schlumberger Data and Consulting Services

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SCHEDULE II

CONSOL ENERGY INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

(Dollars in thousands)

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Expense	Charged to Deferred Tax Asset	Release of Valuation Allowance
State operating loss carry-forwards	$36,785	$—	$—	$(2,071)	$34,714
Deferred deductible temporary differences	23,123	—	3,061	—	26,184

	$59,908	$—	$3,061	$(2,071)	$60,898