Form 10-Q
period 2009-03-31
CONSOL Energy Inc
filed 2009-04-27
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-14901

CONSOL Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1000 CONSOL Drive Canonsburg, Pennsylvania	15317-6506
(Address of Principal Executive Offices)	(Zip Code)

(724) 485-4000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 17, 2009
Common stock, $0.01 par value	180,638,248

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Sales—Outside	$1,150,244	$886,325
Sales—Gas Royalty Interests	12,632	16,504
Sales—Purchased Gas	1,465	3,539
Freight—Outside	30,916	44,744
Other Income	23,494	74,619

Total Revenue and Other Income	1,218,751	1,025,731
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	667,974	636,728
Gas Royalty Interests’ Costs	10,591	16,074
Purchased Gas Costs	1,530	3,421
Freight Expense	30,916	44,744
Selling, General and Administrative Expense	30,816	30,470
Depreciation, Depletion and Amortization	106,219	92,728
Interest Expense	8,512	10,176
Taxes Other Than Income	77,839	71,606
Black Lung Excise Tax Refund	(352)	—

Total Costs	934,045	905,947

Earnings Before Income Taxes	284,706	119,784
Income Taxes	79,735	35,553

Net Income	204,971	84,231
Less: Net Income Attributable to Noncontrolling Interest	(9,152)	(9,149)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$195,819	$75,082

Basic Earnings Per Share	$1.08	$0.41

Diluted Earnings Per Share	$1.08	$0.41

Weighted Average Number of Common Shares Outstanding:
Basic	180,576,479	182,572,985

Dilutive	182,150,090	185,192,551

Dividends Paid Per Share	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$71,555	$138,512
Accounts and Notes Receivable:
Trade	259,879	221,729
Other Receivables	71,985	79,552
Inventories	277,676	227,810
Deferred Income Taxes	48,811	60,599
Recoverable Income Taxes	—	33,862
Prepaid Expenses	269,092	221,750

Total Current Assets	998,998	983,814
Property, Plant and Equipment:
Property, Plant and Equipment	10,110,603	9,980,288
Less—Accumulated Depreciation, Depletion and Amortization	4,269,952	4,214,316

Total Property, Plant and Equipment—Net	5,840,651	5,765,972
Other Assets:
Deferred Income Taxes	310,590	333,543
Investment in Affiliates	75,637	72,996
Other	181,411	214,133

Total Other Assets	567,638	620,672

TOTAL ASSETS	$7,407,287	$7,370,458

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$274,730	$385,197
Short-Term Notes Payable	520,400	557,700
Current Portion of Long-Term Debt	22,045	22,401
Accrued Income Taxes	28,913	—
Other Accrued Liabilities	511,812	546,442

Total Current Liabilities	1,357,900	1,511,740
Long-Term Debt:
Long-Term Debt	393,019	393,312
Capital Lease Obligations	70,988	75,039

Total Long-Term Debt	464,007	468,351
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,494,558	2,493,344
Pneumoconiosis Benefits	193,009	190,261
Mine Closing	418,827	404,629
Workers’ Compensation	130,345	128,477
Salary Retirement	188,638	194,567
Reclamation	19,867	38,193
Other	240,516	266,550

Total Deferred Credits and Other Liabilities	3,685,760	3,716,021

Total Liabilities	5,507,667	5,696,112
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 183,014,426 Issued and 180,603,707 Outstanding at March 31, 2009; 183,014,426 Issued and 180,549,851 Outstanding at December 31, 2008	1,830	1,830
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	1,002,682	993,478
Retained Earnings	1,186,324	1,010,902
Other Comprehensive Loss	(436,503)	(461,900)
Common Stock in Treasury, at Cost—2,410,719 Shares at March 31, 2009 and 2,464,575 Shares at December 31, 2008	(80,203)	(82,123)

Total CONSOL Energy Inc. Stockholders’ Equity	1,674,130	1,462,187
Noncontrolling Interest	225,490	212,159

Total Equity	1,899,620	1,674,346

TOTAL LIABILITIES AND EQUITY	$7,407,287	$7,370,458

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total CONSOL Energy, Inc. Stockholders’ Equity	Noncont- rolling Interest	Total Equity
Balance—December 31, 2008	$1,830	$993,478	$1,010,902	$(461,900)	$(82,123)	$1,462,187	$212,159	$1,674,346

(Unaudited)
Net Income	—	—	195,819	—	—	195,819	9,152	204,971
Treasury Rate Lock (Net of ($12) tax)	—	—	—	(20)	—	(20)	—	(20)
FASB 158 Long-Term Liability Adjustment (Net of $915 tax)	—	—	—	1,497	—	1,497	(4)	1,493
Gas Cash Flow Hedge (Net of $18,295 tax)	—	—	—	23,920	—	23,920	4,785	28,705

Comprehensive Income	—	—	195,819	25,397	—	221,216	13,933	235,149
Issuance of Treasury Stock	—	—	(2,337)	—	1,920	(417)	—	(417)
Tax Benefit from Stock-Based Compensation	—	140	—	—	—	140	—	140
Amortization of Stock-Based Compensation Awards	—	8,786	—	—	—	8,786	1,120	9,906
Stock-Based Compensation Awards to CNX Gas	—	278	—	—	—	278	(278)	—
Net Change in Crown Drilling Noncontrolling Interest	—	—	—	—	—	—	(1,444)	(1,444)
Dividends ($0.10 per share)	—	—	(18,060)	—	—	(18,060)	—	(18,060)

Balance—March 31, 2009	$1,830	$1,002,682	$1,186,324	$(436,503)	$(80,203)	$1,674,130	$225,490	$1,899,620

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net Income	$204,971	$84,231
Adjustments to Reconcile Net Income Attributable to CONSOL Energy Inc. to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	106,219	92,728
Stock-based Compensation	9,906	5,657
Gain on the Sale of Assets	(1,871)	(7,286)
Amortization of Mineral Leases	1,671	2,087
Deferred Income Taxes	16,452	14,428
Equity in Earnings of Affiliates	(3,361)	(1,355)
Changes in Operating Assets:
Accounts Receivable Securitization	—	11,400
Accounts and Notes Receivable	(30,459)	(81,648)
Inventories	(49,866)	(21,167)
Prepaid Expenses	2,320	3,091
Changes in Other Assets	5,327	13,341
Changes in Operating Liabilities:
Accounts Payable	(43,690)	(13,816)
Other Operating Liabilities	26,250	3,487
Changes in Other Liabilities	2,938	38,837
Other	2,973	2,078

Net Cash Provided by Operating Activities	249,780	146,093

Investing Activities:
Capital Expenditures	(299,560)	(176,342)
Net Investment in Equity Affiliates	720	1,536
Proceeds from Sales of Assets	43,827	15,803

Net Cash Used in Investing Activities	(255,013)	(159,003)

Financing Activities:
(Payments on) Proceeds from Miscellaneous Borrowings	(6,425)	5,001
(Payments on) Proceeds from Short-Term Borrowings	(37,300)	32,500
Tax Benefit from Stock-Based Compensation	140	9,521
Dividends Paid	(18,060)	(18,255)
Issuance of Treasury Stock	121	5,270
Purchases of Treasury Stock	—	(3)
Noncontrolling Interest Member Distribution	(200)	—

Net Cash Provided by (Used in) Financing Activities	(61,724)	34,034

Net Increase (Decrease) in Cash and Cash Equivalents	(66,957)	21,124
Cash and Cash Equivalents at Beginning of Period	138,512	41,651

Cash and Cash Equivalents at End of Period	$71,555	$62,775

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2008 included in CONSOL Energy’s Form 10-K.

Effective January 1, 2009, CONSOL Energy adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (SFAS 160).” This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements. Additionally, certain reclassifications of prior period data have been made to conform to the three months ended March 31, 2009 classifications required by SFAS 160.

Basic earnings per share are computed by dividing net income attributable to CONSOL Energy by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 2,404,604 shares and 385,653 shares of common stock were outstanding for the three month period ended March 31, 2009 and 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Unvested restricted stock units and unvested performance share units of 284 and 106,540, respectively, were outstanding for the three month period ended March 31, 2009, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Additionally, unvested restricted stock units and unvested performance share units of 61,246 and 41,581, respectively, were outstanding for the three month period March 31, 2008, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options exercised during the three months ended March 31, 2009 and 2008 were 18,674 shares and 392,637 shares, respectively. The weighted average exercise price per share of the options exercised during the three months ended March 31, 2009 and 2008 was $8.12 and $14.58, respectively. Additionally, during the three months ended March 31, 2009 and 2008, respectively, 56,004 and 48,538 fully vested restricted stock awards were released.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended March 31,
	2009	2008
Net Income Attributable to CONSOL Energy Inc. Shareholders	$195,819	$75,082

Average shares of common stock outstanding:
Basic	180,576,479	182,572,985
Effect of share based payments	1,573,611	2,619,566

Dilutive	182,150,090	185,192,551

Earnings per share:
Basic	$1.08	$0.41

Dilutive	$1.08	$0.41

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In February 2009, CONSOL Energy completed a sale/lease-back of longwall shields for Bailey Mine. Cash proceeds from the sale were $42,282, which was the same as our basis in the equipment. Accordingly, no gain or loss was recognized on the transaction. The lease has been accounted for as an operating lease. The lease term is five years.

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

In October 2008, CONSOL Energy’s Board of Directors authorized a purchase program for shares of CNX Gas Corporation common stock for an aggregate purchase price of up to $150 million. The authorization, which is not intended to take CNX Gas private, was effective as of October 21, 2008 for a twenty-four month period. During the year ended December 31, 2008, CONSOL Energy completed the purchase of $67,259 of CNX Gas stock on the open market at an average price of $26.53 per share. The purchase price was allocated to property, plant and equipment. The purchase of these 2,531,400 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.7% to 83.3% at December 31, 2008. CONSOL Energy did not purchase any additional shares of CNX Gas stock during the three months ended March 31, 2009.

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

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC and Coalfield Pipeline Company not already owned by CNX Gas for a cash payment of $36,000 which was principally allocated to property, plant and equipment. Prior to the acquisition of the outstanding interest, Knox Energy, LLC had been proportionately consolidated into CONSOL Energy’s financial statements during 2008. During 2006 and 2007, the equity method was used to account for these entities. Knox Energy, LLC is a natural gas production company and Coalfield Pipeline Company is a gathering and transportation company with operations in Tennessee. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results. The acquisition was not material to the CONSOL Energy’s consolidated financial statements.

In February 2008, CONSOL Energy, through a subsidiary, completed a sale of the Mill Creek Mining Complex located in Kentucky. The sales agreement called for the transfer of all of the assets comprising the complex. Cash proceeds from the sale were $14,649, with our basis in the assets being $9,934. Accordingly, a gain of $4,715 was recorded on the transaction.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$2,867	$2,438	$3,378	$2,639
Interest cost	8,659	8,257	39,735	39,959
Expected return on plan assets	(9,070)	(8,418)	—	—
Amortization of prior service costs (credit)	(277)	(278)	(11,604)	(12,156)
Recognized net actuarial loss	5,440	4,182	14,970	15,376

Net periodic benefit cost	$7,619	$6,181	$46,479	$45,818

For the three months ended March 31, 2009, $8,393 of contributions to the pension trusts and pension benefits have been paid from operating cash flows. CONSOL Energy presently anticipates contributing a total of approximately $65,600 to the pension trust in 2009.

We do not expect to contribute to the other post employment benefit plan in 2009. We intend to pay benefit claims as they become due. For the three months ended March 31, 2009, $40,033 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Service cost	$1,769	$1,259	$7,099	$7,257
Interest cost	3,014	2,937	2,191	2,082
Amortization of actuarial gain	(5,080)	(6,027)	(1,050)	(1,235)
State administrative fees and insurance bond premiums	—	—	1,759	1,293
Legal and administrative costs	675	675	850	806

Net periodic (benefit) cost	$378	$(1,156)	$10,849	$10,203

CONSOL Energy does not expect to contribute to the CWP plan in 2009. We intend to pay benefit claims as they become due. For the three months ended March 31, 2009, $2,588 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2009. We intend to pay benefit claims as they become due. For the three months ended March 31, 2009, $9,584 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2009		2008
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$99,647	35.0%	$41,924	35.0%
Excess tax depletion	(27,816)	(9.8)	(10,409)	(8.7)
Effect of Domestic Production Activities Deduction	(4,328)	(1.5)	(1,377)	(1.2)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	712	0.3	299	0.3
Net Effect of state tax	10,904	3.8	4,264	3.6
Other	616	0.2	852	0.7

Income Tax Expense / Effective Rate	$79,735	28.0%	$35,553	29.7%

The effective tax rate for the three months ended March 31, 2009 was calculated using the annual effective rate projection on recurring earnings and includes tax liabilities related to certain discrete transactions. The effective tax rate for the three months ended March 31, 2008 was calculated using the annual effective rate projection on recurring earnings.

The total amounts of unrecognized tax benefits as of March 31, 2009 and March 31, 2008 were approximately $60,691 and $63,521, respectively. If these unrecognized tax benefits were recognized approximately $14,657 and $12,900, respectively, would affect CONSOL Energy’s effective tax rate. There were no additions to the liability for unrecognized tax benefits during the three months ended March 31, 2009 and March 31, 2008.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U.S. federal, various states, and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service has issued its audit report relating to the examination of CONSOL Energy’s 2004 and 2005 U.S. income tax returns. The estimated Federal and state income tax deficiencies payable as a result of the changes to taxable incomes for the audit years are $12,806 and $3,008, respectively. Payment of these income tax deficiencies will have no impact on net income attributable to CONSOL Energy since the 2004 and 2005 deficiencies are the result of changes in the timing of tax deductible expenses. During the three months ended March 31, 2009, CONSOL Energy classified Federal and state unrecognized tax benefits of $12,883 and $3,008, respectively, as current liabilities relating to the 2004 and 2005 audit periods in its financial statements. The Company also classified interest expense relating to the two-year audit period of $4,206 as a current liability.

The IRS’ examination of the Company’s 2002 and 2003 tax returns has been completed. During the three months ended March 31, 2009, CONSOL Energy paid interest of approximately $1,421 relating to the tax deficiencies for this audit period.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of March 31, 2009 and March 31, 2008, the Company reported an accrued interest liability relating to uncertain tax positions of $9,724 and $9,297, respectively. The accrued interest liability includes $627 and $792 of interest expense that is reflected in the Company’s consolidated income statements for the three months ended March 31, 2009 and March 31, 2008, respectively.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of March 31, 2009, CONSOL Energy had no accrued liability for tax penalties. As of March 31, 2008, CONSOL Energy had an accrued liability of approximately $1,200 for tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	March 31, 2009	December 31, 2008
Coal	$127,646	$93,875
Merchandise for resale	59,234	43,074
Supplies	90,796	90,861

Total Inventories	$277,676	$227,810

Merchandise for resale is valued using the Last in First Out (LIFO) cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $10,547 and $14,716 at March 31, 2009 and December 31, 2008, respectively.

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive on a revolving basis, up to $165,000. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At March 31, 2009, there were no letters of credit outstanding against the facility.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $935 and $1,577 for the three months ended March 31, 2009 and 2008, respectively. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012 with the underlying liquidity agreement renewing annually each April.

At March 31, 2009 and 2008, eligible accounts receivable totaled approximately $165,000 and $144,300, respectively. There was no subordinated retained interest at March 31, 2009. The subordinated retained interest approximated $7,500 at March 31, 2008. Accounts receivable totaling $165,000 and $136,800 were removed from the Consolidated Balance Sheet at March 31, 2009 and 2008, respectively. CONSOL Energy’s $11,400 increase in the accounts receivable securitization program for the quarter ended March 31, 2008 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows. There was no change in the facility usage in the three months ended March 31, 2009.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	March 31, 2009	December 31, 2008
Coal & other plant and equipment	$4,544,827	$4,533,793
Coal properties and surface lands	1,306,115	1,313,496
Gas properties and related development	1,468,899	1,379,012
Gas gathering equipment	765,064	740,396
Airshafts	604,235	615,512
Leased coal lands	510,865	502,521
Mine development	538,126	527,991
Coal advance mining royalties	370,131	365,380
Gas advance royalties	2,341	2,187

Total property, plant and equipment	10,110,603	9,980,288
Less Accumulated depreciation, depletion and amortization	4,269,952	4,214,316

Total Net Property, Plant and Equipment	$5,840,651	$5,765,972

NOTE 9—SHORT-TERM NOTES PAYABLE:

CONSOL Energy has a five-year $1,000,000 senior secured credit facility, which extends through June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral at the request of CONSOL Energy upon achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 21.95 to 1.00 at March 31, 2009. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.10 to 1.00 at March 31, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At March 31, 2009, the $1,000,000 facility had $440,000 of borrowings outstanding and $267,136 of letters of credit outstanding, leaving $292,864 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.2% for the three months ended March 31, 2009.

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.32 to 1.00 at March 31, 2009. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 76.68 to 1.00 at March 31, 2009. At March 31, 2009, the CNX Gas credit agreement had $80,400 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $104,667 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.5% for the three months ended March 31, 2009.

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

On January 30, 2008, the Pennsylvania Department of Conservation and Natural Resources filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The Commonwealth claims that the Company’s underground longwall mining activities in the summer of 2005 in Greene County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly under its role of Parens Patrie to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud; the last claim seeking punitive damages. The Court, in ruling on the Company’s Preliminary Objections to the Complaint, stayed the current proceedings in the state court, holding that the Commonwealth should pursue administrative agency review of the claim because full compensatory relief, if warranted, could be provided by the particular administrative agency and then the Environmental Hearing Board, if further relief was sought. Furthermore, the Court found that the Commonwealth could not recover natural resources damages under applicable law. The remainder of the Company’s objections was preserved pending the outcome of the administrative proceedings. The matter is in the early stages of review by the Department of Environmental Protection (DEP). The DEP has set specific dates for the submission of materials regarding the issue of causation with August 14, 2009 being the prospective date or target date for its causation decision. The

Company has submitted extensive material including comments from its mining expert indicating and showing that longwall mining activity did not cause damage to the dam. If the DEP determines that there is causation, a second phase will be set to determine the remedy. As to the underlying claim, the Company believes it is not responsible for the damage to the dam, that there exist numerous grounds upon which to attack the propriety of the claims, and it will vigorously defend the case. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi, New Jersey and Illinois. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time, and in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the three months ended March 31, 2009 and 2008, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

Another of our subsidiaries, Island Creek Coal Company, is named in one single-plaintiff asbestos case in West Virginia in which the plaintiff claims to have been exposed to asbestos products while working at a coal mine operated by Island Creek. Discovery has been stayed until the case is set for trial. CONSOL Energy has also been sued in a single plaintiff FELA case in Pennsylvania. The Company has filed a Motion to Dismiss in that case in which it maintains that the plaintiff has failed to plead facts sufficient to satisfy jurisdictional requirements. The Company believes that it is not responsible for these claims, and it will vigorously defend these cases. However, it is reasonably possible that the ultimate liability with respect to these claims in the future may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation share from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. In June 2008, while conducting the PCB soil excavation on the Ward property, it was determined that PCBs may have migrated onto two adjacent properties. Also, in September 2008, the EPA notified CONSOL Energy and 60 other PRPs that there were additional areas of potential contamination allegedly related to the Ward Transformer Site. Current estimates of the cost or potential range of cost for this area is not yet available.

The current estimated cost of remedial action for the area CONSOL Energy was originally named a PRP, including payment of the EPA’s past and future cost, is approximately $51,500. The current estimated cost of the most likely remediation plan for the additional areas discovered is approximately $6,800, although the removal action plan is not yet approved by the EPA. There was $2,336 of expense recognized in Cost of Goods Sold and

Other Charges for the three months ended March 31, 2009. No expense was recognized in the three months ended March 31, 2008. CONSOL Energy funded $2,000 in the three months ended March 31, 2009, to an independent trust established for this remediation. The remaining liability of $7,330 is reflected in Other Accrued Liabilities at March 31, 2009. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. CONSOL Energy’s portion of probable recoveries are estimated to be $3,420. Accordingly, an asset has been included in Other Assets for these claims. CONSOL Energy expects the majority of payments related to this liability to be made over the next year. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims. We cannot predict the ultimate outcome of this Superfund site; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the removal of naturally accumulating and pumped water from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action is related to CCC’s depositing of untreated water from its Buchanan Mine into the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover $300,000 of compensatory and trebled damages and to recover punitive damages. Plaintiffs have twice amended the original complaint to assert additional claims for compensatory damages to the coal and gas estates of up to $3,252,000, punitive damages in the amount of $350,000, as well as interest, costs, and attorneys’ fees, against CCC. Plaintiffs have also added CONSOL Energy, CNX Gas Company, LLC and ICCC as additional defendants asserting additional damage claims of $150,000 against those defendants. The Yukon group has recently filed a demand for arbitration (the “2008 Arbitration”) against ICCC which makes similar claims relating to breach of the lease for water deposits and lost coal claims.

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Buchanan County Circuit Court (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The Plaintiff also has noted its intent to also seek an injunction requiring CCC to remove the water already deposited in the VP3 Mine. The plaintiff claims the water adversely affects its remaining coal reserves and coalbed methane production, thereby impacting the plaintiff’s future royalties. In mid-November 2006, Levisa Coal Company petitioned the Circuit Court for a temporary injunction prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Buchanan County Circuit Court denied. Subsequently, the Circuit Court entered an order holding that CCC has the right to store water in the VP3 mine void based upon provisions in this lease and dismissed the action. The Supreme Court of Virginia, on appeal, disagreed with the Circuit Court’s interpretation of the lease, held that CCC has no right to store water in VP3 under the lease, reversed the dismissal, and remanded the case to the Circuit Court to determine whether under equitable principles a permanent injunction should be issued. On September 18, 2008, the Virginia Supreme Court denied CCC’s request for a rehearing of its June 6, 2008 decision and CCC subsequently filed a petition of certiorari with the United States Supreme Court requesting the United States Supreme Court to review and overturn the decision of the Virginia Supreme Court (“CCC’s Petition”) . The Supreme Court of the United States directed Levisa to file a response to CCC’s Petition, which response was filed on April 2, 2009. In January 2009, Levisa moved for summary judgment, requesting the issuance of a permanent injunction preventing further water storage and contending that the Supreme Court of Virginia’s opinion directed CCC to cease pumping. On February 10, 2009, the Circuit Court granted Levisa’s motion and permanently enjoined CCC from any further storage of water in VP3, which injunction was later dissolved on March 17, 2009 by the Supreme Court of Virginia on CCC’s Petition. In addition, Levisa Coal Company has filed an additional motion in the original action with the Circuit Court seeking as additional relief that CCC disgorge profits and other monetary benefits including avoided losses generated by the operation of the Buchanan Mine from the date of the decision of the Virginia Supreme Court or alternatively since the date of its denial of CCC’s rehearing request until such time as all depositing and/or storage of water in the VP3 Mine from the Buchanan Mine ceases.

On June 13, 2008 Levisa Coal Company filed a second action against CCC in the Circuit Court of Buchanan County, Virginia relating to the deposit of water by CCC into the void spaces of the VP3 mine which seeks damages of approximately $300,000, plus interest, costs and attorneys’ fees, which second action CCC moved to consolidate with the Levisa Action. This action was voluntarily dismissed by Levisa on or about February 10, 2009 without prejudice.

Meredith Ellis Jennings and several other individuals and entities filed an action on July 8, 2008 against CCC and CNX Gas in the Circuit Court of Buchanan County, Virginia (the “Pobst/Combs Action”). The plaintiffs alleged that they hold real property interests and royalty interests in gas including coalbed methane gas in and around the VP3 mine. The action, which has been voluntarily dismissed, was for injunctive relief and a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of the VP3 mine and requiring CCC to remove water from the void spaces of the VP3 mine.

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

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a “Motion for Judgment Pursuant to the Declaratory Judgment Act Virginia Code § 8.01-184” against CNX Gas Company LLC in the Circuit Court of the County of Buchanan (Case No. CL05000149-00) for the year 2002; the county has since filed and served two substantially similar cases for years 2003, 2004 and 2005. These cases have been consolidated. The complaint alleges that our calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, we paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. However, we have been accruing an additional liability reflected in Other Liabilities on our balance sheet in an amount based on the difference between our calculation of the tax and Buchanan County’s calculation. We believe that this litigation will settle on terms that will not have a material adverse impact on the financial position or the results of operations of CNX Gas.

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

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine by employees. The mine atmosphere was continually monitored to determine the impact of the roof falls on the mine’s ventilation system and the overall mine atmosphere. On March 17, 2008, Buchanan Mine resumed production. This incident was covered under our property and business interruption insurance policy, subject to certain deductibles. Business interruption recoveries of $50,000 were recognized as Other Income in the three months ended March 31, 2008, $42,000 in the coal segment and $8,000 in the gas segment. The total recoveries for this incident under our insurance policy were $75,000. No other insurance recoveries for this incident will be received.

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

In the quarter ended December 31, 2008, CONSOL Energy filed timely claims for refunds of the BLET with the Internal Revenue Service in the amount of $26,539. In addition, the estimated interest related to the BLET refunds expected to be received was $32,444. In relation to this receivable, CONSOL Energy also recognized $3,187 of expense in the quarter ended December 31, 2008 that will be owed to third parties upon collection of the refunds. CONSOL Energy recognized an additional $352 of interest income related to these claims in the three months ended March 31, 2009. CONSOL Energy believes that it will receive refunds of BLET erroneously paid on export sales in the amounts requested in its filing with the Internal Revenue Service plus interest as required by the EESA Act prior to December 31, 2009.

At March 31, 2009, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credits are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount and Duration of Commitment
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$191,685	$191,685	$—	$—	$—
Environmental	63,502	63,502	—	—	—
Gas	14,933	14,781	152	—	—
Other	11,949	11,949	—	—	—

Total Letters of Credit	282,069	281,917	152	—	—

Surety Bonds:
Employee-Related	192,151	173,151	19,000	—	—
Environmental	336,245	324,666	11,579	—	—
Gas	4,711	4,697	14	—	—
Other	9,975	9,954	21	—	—

Total Surety Bonds	543,082	512,468	30,614	—	—

Guarantees:
Coal	360,661	218,735	136,451	2,222	3,253
Gas	32,808	29,708	—	—	3,100
Other	252,235	32,488	59,265	47,535	112,947

Total Guarantees	645,704	280,931	195,716	49,757	119,300

Total Commitments	$1,470,855	$1,075,316	$226,482	$49,757	$119,300

Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Gas financial guarantees have primarily been provided to support various performance bonds related to land usage and restorative issues. Other guarantees have been extended to support insurance policies, legal matters and various other items necessary in the normal course of business. Other guarantees have also been provided to promise the full and timely payments to lessors of mining equipment and support various other items necessary in the normal course of business. Surety bonds are typically renewed each year. However, the majority of the surety bonds are non-cancelable by the issuer, most notably for employee-related and environmental obligations.

CONSOL Energy and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheet. As of March 31, 2009, the purchase obligations for each of the next five years were as follows:

Obligations Due	Amount
Less than 1 year	$50,737
1-3 years	43,948
3-5 years	31,977
More than 5 years	234,480

Total purchase obligations	$361,142

NOTE 11—DERIVATIVES

CONSOL Energy enters into financial derivative instruments to manage our exposure to natural gas price volatility. Our derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. We measure every derivative instrument at fair value and record them on the balance sheet as either an asset or liability. Changes in fair value of derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CONSOL Energy currently utilizes only cash flow hedges that are considered highly effective.

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

CONSOL Energy has entered into forward and option contracts on various commodities to manage the price risk associated with forecasted revenues of those commodities. The objective of the hedges is to reduce the variability of cash flows associated with the forecasted revenues of those commodities.

As of March 31, 2009, the total notional amount of the Company’s outstanding natural gas forward contracts that were entered into to hedge forecasted revenues was 56.3 Bcf. The forward contracts are forecasted to settle through December 31, 2010. Over the next twelve months, $120,177 of gain is expected to be reclassified out of Other Comprehensive Income and into Earnings. No gains or losses were reclassified into earnings as a result of the discontinuance of cash flow hedges.

As of March 31, 2009, the total notional amount of the Company’s outstanding coal sales options was 250 tons. These coal sales options do not qualify for hedge accounting under SFAS 133. The options are expected to settle or expire over the next nine months.

The fair value of CONSOL Energy’s derivative instruments at March 31, 2009 are as follows:

	Asset Derivatives		Liability Derivatives
As of March 31	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Natural Gas Price Swaps	Prepaid Expense	$199,909		$—
Natural Gas Price Swaps	Other assets	53,225		—

Total derivatives designated as hedging instruments under Statement 133		$253,134		$—

Derivative not designated as hedging instruments under Statement 133
Coal Sales Options		$—	Other Liabilities	$83

Total derivatives not designated as hedging instruments under Statement 133		$—		$83

Total Derivatives		$253,134		$83

Derivative in Statement 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$78,948	Outside Sales	$50,618	Outside Sales	$(375)

Total	$78,948		$50,618		$(375)

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative 2009
Coal Sales Options	Other Income	$2,135

Total		$2,135

NOTE 12—OTHER COMPREHENSIVE INCOME:

Total comprehensive income, net of tax, was as follows:

	Treasury Rate Lock	Change in Fair Value of Cash Flow Hedges	Minimum Pension Liability	Adjustments for FASB Statement No. 158	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$263	$102,625	$—	$(564,788)	$(461,900)
Net increase in value of cash flow hedges	—	65,788	—	—	65,788
Reclassification of cash flow hedges from other comprehensive income to earnings	—	(41,868)	—	—	(41,868)
Current period change	(20)	—	—	1,497	1,477

Comprehensive Income	243	126,545	—	(563,291)	(436,503)
Comprehensive income attributable to Noncontrolling Interest	—	4,785	—	(4)	4,781

Balance at March 31, 2009	$243	$131,330	$—	$(563,295)	$(431,722)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The financial assets (liabilities) measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$253,134	$—
Coal Sales Options	$—	$(83)	$—

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$71,555	$71,555	$138,512	$138,512
Short-term notes payable	$(520,400)	$(520,400)	$(557,700)	$(557,700)
Long-term debt	$(401,250)	$(403,940)	$(402,287)	$(390,278)

NOTE 14—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the three months ended March 31, 2009, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Shoemaker and Mine 84. For the three months ended March 31, 2009, the Central Appalachian aggregated segment includes the following mines: Jones Fork, the Fola Complex and the Terry Eagle Complex. For the three months ended March 31, 2009, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2008 segment information have been made to conform to the 2009 presentation.

Industry segment results for the three months ended March 31, 2009:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—Outside	$684,322	$74,639	$70,952	$88,323	$918,236	$161,905	$70,103	$—	$1,150,244
Sales—Gas Royalty Interests	—	—	—	—	—	12,632	—	—	12,632
Sales—Purchased Gas	—	—	—	—	—	1,465	—	—	1,465
Freight—outside	—	—	—	30,916	30,916		—	—	30,916
Intersegment transfers	—	—	—	—	—	435	37,519	(37,954)	—

Total Sales and Freight	$684,322	$74,639	$70,952	$119,239	$949,152	$176,437	$107,622	$(37,954)	$1,195,257

Earnings (Loss) Before Income Taxes	$248,330	$(11,822)	$22,261	$(43,128)	$215,641	$89,005	$9,003	$(28,943)	$284,706	(A)

Segment assets					$4,438,165	$2,203,067	$334,027	$432,028	$7,407,287	(B)

Depreciation, depletion and amortization					$78,205	$22,819	$5,195	$—	$106,219

Capital expenditures					$160,935	$133,550	$5,075	$—	$299,560

(A)	Includes equity in earnings (losses) of unconsolidated affiliates of $1,428, $262 and $1,671 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $10,093, $25,446 and $40,078 for Coal, Gas and All Other, respectively. Also included in the Coal segment is $59,354 of receivables related to the Emergency Economic Stabilization Act of 2008.

Industry segment results for the three months ended March 31, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—Outside	$523,163	$88,926	$10,725	$65,276	$688,090	$127,399	$70,836	$—	$886,325
Sales—Gas Royalty Interests	—	—	—	—	—	16,504	—	—	16,504
Sales—Purchased Gas	—	—	—	—	—	3,539	—	—	3,539
Freight—outside	—	—	—	44,744	44,744		—	—	44,744
Intersegment transfers	—	—	—	—	—	3,142	32,936	(36,078)	—

Total Sales and Freight	$523,163	$88,926	$10,725	$110,020	$732,834	$150,584	$103,772	$(36,078)	$951,112

Earnings (Loss) Before Income Taxes	$113,589	$(4,531)	$(7,853)	$(38,009)	$63,196	$77,926	$2,513	$(23,851)	$119,784	(C)

Segment assets					$4,082,534	$1,454,739	$260,527	$589,971	$6,387,771	(D)

Depreciation, depletion and amortization					$71,836	$15,945	$4,947	$—	$92,728

Capital expenditures					$85,202	$86,552	$4,588	$—	$176,342

(C)	Includes equity in earnings of unconsolidated affiliates of $456, $110 and $789 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $2,975, $27,440 and $35,689 for Coal, Gas and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2009	2008
Segment Earnings Before Income Taxes for total reportable business segments	$304,646	$141,122
Segment Earnings Before Income Taxes for all other businesses	9,003	2,513
Incentive Compensation (E)	(8,841)	(6,779)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (E)	(8,786)	(4,928)
Interest income (expense), net and other non-operating activity (E)	(8,432)	(12,144)
Corporate Restructuring (E)	(2,884)	—

Earnings Before Income Taxes	$284,706	$119,784

Total Assets:

	March 31,
	2009	2008
Segment assets for total reportable business segments	$6,641,232	$5,537,273
Segment assets for all other businesses	334,027	260,527
Items excluded from segment assets:
Cash and other investments (E)	71,680	30,805
Deferred tax assets	359,401	545,690
Recoverable income taxes	—	12,098
Bond issuance costs	947	1,378

Total Consolidated Assets	$7,407,287	$6,387,771

(E)	Excludes amounts specifically related to the gas segment.

NOTE 15—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

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

Income Statement for the Three Months Ended March 31, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$162,340	$938,424	$50,480	$(1,000)	$1,150,244
Sales—Purchased Gas	—	1,465	—	—	—	1,465
Sales—Gas Royalty Interests	—	12,632	—	—	—	12,632
Freight—Outside	—	—	30,916	—	—	30,916
Other Income (including equity earnings)	214,359	1,947	12,744	5,962	(211,518)	23,494

Total Revenue and Other Income	214,359	178,384	982,084	56,442	(212,518)	1,218,751
Cost of Goods Sold and Other Operating Charges	18,496	33,274	530,487	47,842	37,875	667,974
Purchased Gas Costs	—	1,530	—	—	—	1,530
Gas Royalty Interests’ Costs	—	10,601	—	—	(10)	10,591
Related Party Activity	547	—	28,158	428	(29,133)	—
Freight Expense	—	—	30,916	—	—	30,916
Selling, General and Administrative Expense	—	19,122	11,369	325	—	30,816
Depreciation, Depletion and Amortization	3,343	22,819	81,250	661	(1,854)	106,219
Interest Expense	3,825	1,957	2,812	4	(86)	8,512
Taxes Other Than Income	1,880	—	75,310	649	—	77,839
Black Lung Excise Tax Refund	—	—	(352)	—	—	(352)

Total Costs	28,091	89,303	759,950	49,909	6,792	934,045

Earnings (Loss) Before Income Taxes	186,268	89,081	222,134	6,533	(219,310)	284,706
Income Tax Expense (Benefit)	(9,551)	34,440	52,374	2,472	—	79,735

Net Income	195,819	54,641	169,760	4,061	(219,310)	204,971
Less: Net Income Attributable to Noncontrolling Interest	—	263	(263)	—	(9,152)	(9,152)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$195,819	$54,904	$169,497	$4,061	$(228,462)	$195,819

Balance Sheet for March 31, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$66,936	$246	$2,291	$2,082	$—	$71,555
Accounts and Notes Receivable:
Trade	—	36,784	171	222,924	—	259,879
Other	719	930	65,585	4,751	—	71,985
Inventories	—		218,442	59,234	—	277,676
Deferred Income Taxes	123,173	(74,362)	—	—	—	48,811
Prepaid Expenses	31,270	201,717	34,545	1,560	—	269,092

Total Current Assets	222,098	165,315	321,034	290,551	—	998,998
Property, Plant and Equipment:
Property, Plant and Equipment	170,424	2,228,279	7,682,611	29,289	—	10,110,603
Less—Accumulated Depreciation, Depletion and Amortization	72,956	346,369	3,830,590	20,037	—	4,269,952

Property, Plant and Equipment—Net	97,468	1,881,910	3,852,021	9,252	—	5,840,651
Other Assets:
Deferred Income Taxes	658,953	(348,363)	—	—	—	310,590
Investment in Affiliates	4,080,960	25,466	834,372	1,102	(4,866,263)	75,637
Other	77,636	55,843	35,555	12,377	—	181,411

Total Other Assets	4,817,549	(267,054)	869,927	13,479	(4,866,263)	567,638

Total Assets	$5,137,115	$1,780,171	$5,042,982	$313,282	$(4,866,263)	$7,407,287

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$67,437	$88,525	$99,584	$19,184	$—	$274,730
Accounts Payable (Recoverable)—Related Parties	1,927,951	—	(2,137,238)	209,287	—	—
Short-Term Notes Payable	440,000	80,400	—	—	—	520,400
Current Portion of Long-Term Debt	409	8,732	12,492	412	—	22,045
Accrued Income Taxes	42,953	(14,040)	—	—	—	28,913
Other Accrued Liabilities	434,919	26,951	42,654	7,288	—	511,812

Total Current Liabilities	2,913,669	190,568	(1,982,508)	236,171	—	1,357,900
Long-Term Debt:	250,107	72,948	140,313	639	—	464,007
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,791	2,491,767	—	—	2,494,558
Pneumoconiosis	—	—	193,009	—	—	193,009
Mine Closing	—	—	418,827	—	—	418,827
Workers’ Compensation	—	—	130,345	—	—	130,345
Salary Retirement	188,638	—	—	—	—	188,638
Reclamation	—	—	19,867	—	—	19,867
Other	110,571	45,727	84,218	—	—	240,516

Total Deferred Credits and Other Liabilities	299,209	48,518	3,338,033	—	—	3,685,760
Noncontrolling Interest	—	(1,445)	—	—	226,935	225,490
Total Consol Energy Inc. Stockholders’ Equity	1,674,130	1,469,582	3,547,144	76,472	(5,093,198)	1,674,130

Total Liabilities and Stockholders’ Equity	$5,137,115	$1,780,171	$5,042,982	$313,282	$(4,866,263)	$7,407,287

Income Statement for the Three Months Ended March 31, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$130,541	$694,318	$65,367	$(3,901)	$886,325
Sales—Purchased Gas	—	3,539	—	—	—	3,539
Sales—Gas Royalty Interests	—	16,504	—	—	—	16,504
Freight—Outside	—	—	44,744	—	—	44,744
Other Income (including equity earnings)	89,140	10,029	56,201	9,243	(89,994)	74,619

Total Revenue and Other Income	89,140	160,613	795,263	74,610	(93,895)	1,025,731
Cost of Goods Sold and Other Operating Charges	13,601	26,817	515,576	26,320	54,414	636,728
Purchased Gas Costs	—	3,421	—	—	—	3,421
Gas Royalty Interests’ Costs	—	16,089	—	—	(15)	16,074
Related Party Activity	(3,614)	—	17,263	38,644	(52,293)	—
Freight Expense	—	—	44,744	—	—	44,744
Selling, General and Administrative Expense	—	16,093	11,945	2,432	—	30,470
Depreciation, Depletion and Amortization	2,111	15,945	73,922	2,635	(1,885)	92,728
Interest Expense	8,301	1,472	268	135	—	10,176
Taxes Other Than Income	1,630	—	67,603	2,373	—	71,606

Total Costs	22,029	79,837	731,321	72,539	221	905,947

Earnings (Loss) Before Income Taxes	67,111	80,776	63,942	2,071	(94,116)	119,784
Income Tax Expense (Benefit)	(7,971)	30,996	11,745	783	—	35,553

Net Income	75,082	49,780	52,197	1,288	(94,116)	84,231
Less: Net Income Attributable to Noncontrolling Interest	—	141	(141)	—	(9,149)	(9,149)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$75,082	$49,921	$52,056	$1,288	$(103,265)	$75,082

Balance Sheet for December 31, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$132,471	$1,926	$1,714	$2,401	$—	$138,512
Accounts and Notes Receivable:
Trade	—	61,764	35	159,930	—	221,729
Other	1,767	3,080	68,910	5,795	—	79,552
Inventories	—		184,140	43,670	—	227,810
Recoverable Income Taxes	3,560	30,302	—			33,862
Deferred Income Taxes	115,599	(55,000)	—	—	—	60,599
Prepaid Expenses	23,612	152,786	40,409	4,943	—	221,750

Total Current Assets	277,009	194,858	295,208	216,739	—	983,814
Property, Plant and Equipment:
Property, Plant and Equipment	175,027	2,113,570	7,606,735	84,956	—	9,980,288
Less—Accumulated Depreciation, Depletion and Amortization	71,781	322,470	3,793,378	26,687	—	4,214,316

Property, Plant and Equipment—Net	103,246	1,791,100	3,813,357	58,269	—	5,765,972
Other Assets:
Deferred Income Taxes	664,881	(331,338)	—	—	—	333,543
Investment in Affiliates	3,734,125	25,204	930,708	1,102	(4,618,143)	72,996
Other	77,253	58,811	34,521	43,548	—	214,133

Total Other Assets	4,476,259	(247,323)	965,229	44,650	(4,618,143)	620,672

Total Assets	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$87,734	$100,565	$159,677	$37,221	$—	$385,197
Accounts Payable (Recoverable)—Related Parties	1,853,629	—	(1,990,690)	137,061	—	—
Short-Term Notes Payable	485,000	72,700	—	—	—	557,700
Current Portion of Long-Term Debt	1,473	8,462	12,093	373	—	22,401
Accrued Income Taxes	—	—	—	—	—	—
Other Accrued Liabilities	410,086	44,323	82,183	9,850	—	546,442

Total Current Liabilities	2,837,922	226,050	(1,736,737)	184,505	—	1,511,740
Long-Term Debt:	252,145	74,682	140,956	568	—	468,351
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,728	2,490,616	—	—	2,493,344
Pneumoconiosis	—	—	190,261	—	—	190,261
Mine Closing	—	—	393,112	11,517	—	404,629
Workers’ Compensation	—	—	128,477	—	—	128,477
Deferred Revenue	—	—	—	—	—	—
Salary Retirement	194,567	—	—	—	—	194,567
Reclamation	—	—	15,363	22,830	—	38,193
Other	109,693	50,301	80,851	25,705	—	266,550

Total Deferred Credits and Other Liabilities	304,260	53,029	3,298,680	60,052	—	3,716,021
Noncontrolling Interest	—	—	—	—	212,159	212,159
Total Consol Energy Inc. Stockholders’ Equity	1,462,187	1,384,874	3,370,895	74,533	(4,830,302)	1,462,187

Total Liabilities and Stockholders’ Equity	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

Cash Flow for the Three Months Ended March 31, 2009:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(2,583)	$126,437	$126,122	$(196)	$—	$249,780

Cash Flows from Investing Activities:
Capital Expenditures	$(29)	$(133,550)	$(165,981)	$—	$—	$(299,560)
Investment in Equity Affiliates	—	—	720	—	—	720
Other Investing Activities	—	—	43,827	—	—	43,827

Net Cash Used in Investing Activities	$(29)	$(133,550)	$(121,434)	$—	$—	$(255,013)

Cash Flows from Financial Activities:
Dividends Paid	$(18,060)	$—	$—	$—	$—	$(18,060)
Proceeds from Short Term Borrowing	(45,000)	7,700	—	—	—	(37,300)
Other Financing Activities	137	(2,267)	(4,111)	(123)	—	(6,364)

Net Cash Used in Financing Activities	$(62,923)	$5,433	$(4,111)	$(123)	$—	$(61,724)

Cash Flow for the Three Months Ended March 31, 2008:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(9,718)	$76,217	$77,120	$2,474	$—	$146,093

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(86,552)	$(89,299)	$(491)	$—	$(176,342)
Investment in Equity	—	954	582	—	—	1,536
Other Investing Activities	—	—	15,803	—	—	15,803

Net Cash Used in Investing Activities	$—	$(85,598)	$(72,914)	$(491)	—	(159,003)

Cash Flows from Financial Activities:
Dividends Paid	$(18,255)	$—	$—	$—	$—	$(18,255)
Purchase of Treasury Stock	(3)	—	—	—	—	(3)
Proceeds from Short Term Borrowing	32,500	—	—	—	—	32,500
Other Financing Activities	14,791	9,708	(4,206)	(501)	—	19,792

Net Cash Used in Financing Activities	$29,033	$9,708	$(4,206)	$(501)	$—	$34,034

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, the Financial Accounting Standards Board issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial

Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We do not expect this guidance to have a significant impact on CONSOL Energy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The global demand for both coal and gas has been adversely impacted by the current economic recession and has led to lower capacity utilization in the industrial production sector. CONSOL Energy believes that a reduction in electricity generation load has been the major factor year-to-date regarding the demand for steam coal and natural gas. Consequently, this has led to higher stockpiles of coal at power generators when compared to historical averages as well as elevated natural gas storage levels as the country enters the shoulder season.

Coal stockpile levels at power generators and the domestic gas storage level is impacting near-term pricing. However, we believe that the rapid response by coal and natural gas producers will bring the current oversupplied situation back to equilibrium more rapidly than in previous downturns. We believe that stockpile levels for utilities burning Northern Appalachian coals are still at significantly lower levels than those burning Powder River Basin coals. In addition, energy companies with less than stellar financial positions could find it very difficult to obtain reasonable financing terms to maintain their operations. We believe that this will impact supply and could set the stage for higher coal and natural gas prices as early as 2010.

Because of the economy, CONSOL Energy is working with some of its customers to postpone shipments where needed. We have long term relationships with our customers that we value highly, but we expect to capture the value for our shareholders in the contracts we have signed. CONSOL Energy will continue to manage production to meet expected delivery schedules in order to prevent building large coal inventory balances.

The scrubber build-out continues to occur leading to increased demand for and switching to higher sulfur, high-Btu coal, which comprise more than 80 percent of CONSOL Energy’s coal production. In addition, we continue to successfully develop non-conventional sources of natural gas at attractive rates of return. Finally, we have a transportation option with our inland waterways division and our terminal at the Port of Baltimore. This will likely give us the flexibility to respond to the eventual global recovery and the long-term fundamentals of rising global energy demand as developing countries strive to improve their standard of living.

In the first quarter of 2009, the U.S. Environmental Protection Agency (EPA) began to more critically review valley fill permits required for mountaintop mining and has been recommending that those permits be denied because of concerns by EPA of potential impacts to water quality in streams below valley fills. EPA’s objections have effectively resulted in a hold on the issuance of permits until those concerns are addressed. Future permits required for our surface operations will likely be affected by the EPA’s current position, which will likely adversely impact those operations.

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net Income Attributable to CONSOL Energy

Net income attributable to CONSOL Energy changed primarily due to the following items (table in millions):

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Sale Outside	$1,150	$886	$264	29.8%
Sales Purchased Gas	1	4	(3)	(75.0)%
Sales Gas Royalty Interest	13	17	(4)	(23.5)%
Freight—Outside	31	45	(14)	(31.1)%
Other Income	24	74	(50)	(67.6)%

Total Revenue and Other Income	1,219	1,026	193	18.8%
Coal Cost of Goods Sold and Other Charges	666	637	29	4.6%
Purchased Gas Costs	2	3	(1)	(33.3)%
Gas Royalty Interest Costs	11	16	(5)	(31.3)%

Total Cost of Goods Sold	679	656	23	3.5%
Freight Expense	31	45	(14)	(31.1)%
Selling, General and Administrative Expense	31	30	1	3.3%
Depreciation, Depletion and Amortization	106	93	13	14.0%
Interest Expense	9	10	(1)	(10.0)%
Taxes Other Than Income	78	72	6	8.3%

Total Costs	934	906	28	3.1%

Earnings Before Income Taxes	285	120	165	137.5%
Income Tax Expense	80	36	44	122.2%

Net Income	205	84	121	144.0%
Noncontrolling Interest	9	9	—	0.0%

Net Income Attributable to CONSOL Energy	$196	$75	$121	161.3%

Net income attributable to CONSOL Energy for the three months ended March 31, 2009 was $196 million compared to $75 million in the 2008 period. Net income attributable to CONSOL Energy for the 2009 period increased in comparison to the 2008 period primarily due to:

•	Higher average coal prices received;

•	Higher gas sales volumes;

•	Cost of goods sold and other charges of $16 million incurred in the 2008 period which related to the Buchanan roof collapse event which idled the mine throughout the 2008 period; and

•	Contract buy-outs which were negotiated with customers to release tonnage under a contract resulted in $16 million of expense in the 2008 period.

Improvements in net income attributable to CONSOL Energy were offset, in part, by the following items:

•	Higher average cost of goods sold and other charges per ton sold of company coal production in the 2009 period;

•	Business interruption insurance settlement of $50 million recognized in the 2008 period related to the Buchanan roof collapse incident; and

•

Higher depreciation, depletion and amortization costs incurred in the 2009 period due mainly to higher gas volumes produced, higher rates per unit produced and additional assets placed in service after the 2008 period.

Revenue

Revenue and other income increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$905	$668	$237	35.5%
Purchased Coal	14	21	(7)	(33.3)%
Produced Gas	162	127	35	27.6%
Industrial Supplies	50	45	5	11.1%
Other	19	25	(6)	(24.0)%

Total Sales—Outside	1,150	886	264	29.8%
Gas Royalty Interest	13	17	(4)	(23.5)%
Purchased Gas	1	4	(3)	(75.0)%
Freight Revenue	31	45	(14)	(31.1)%
Other Income	24	74	(50)	(67.6)%

Total Revenue and Other Income	$1,219	$1,026	$193	18.8%

The increase in company produced coal sales revenue during the 2009 period was due to the higher average price per ton sold, offset, in part, by lower sales volumes of company produced coal sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.3	15.7	(0.4)	(2.5)%
Average Sales Price Per Ton	$59.27	$42.64	$16.63	39.0%

The increase in average sales price in the period-to-period comparison primarily reflects higher prices negotiated in previous periods when there was an increase in demand for coal. Sales of company-produced coal decreased in the current period due to a softening in the market for Central Appalachian steam coal and metallurgical grade coals. Lower volumes sold reduced sales income by approximately $17 million dollars in the period-to-period comparison.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The decrease of $7 million in company-purchased coal sales revenue was primarily due to a decrease in demand in the period-to-period comparison, offset, in part, by higher sales prices.

The increase in produced gas sales revenue in the 2009 period compared to the 2008 period was due to higher sales volumes, offset, in part, by lower average sales price per thousand cubic feet sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.0	15.5	6.5	41.9%
Average Sales Price Per thousand cubic feet	$7.38	$8.22	$(0.84)	(10.2)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions that CNX Gas has entered. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 10.7 Bcf of our produced gas sales volumes for the three months ended March 31, 2009 at an average price of $9.85 per Mcf. In the prior year, these financial hedges represented approximately 6.1 Bcf at an average price of $8.39 per Mcf.

The $5 million increase in revenues from the sale of industrial supplies was primarily due to higher sales volumes. The higher sales volumes relates to the November 2008 acquisition of North Penn Pipe & Supply, LLC.

The $6 million decrease in other sales was attributable to decreased revenues from barge towing and terminal services. The decrease is related to lower tonnage moved by the barge towing and terminal services in the 2009 period compared to the 2008 period.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.2	1.9	0.3	15.8%
Average Sales Price Per thousand cubic feet	$5.65	$8.63	$(2.98)	(34.5)%

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.3	0.5	(0.2)	(40.0)%
Average Sales Price Per thousand cubic feet	$5.75	$7.18	$(1.43)	(19.9)%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers, less gathering fees.

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has decreased $14 million in the 2009 period primarily due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Insurance proceeds	$—	$50	$(50)	(100.0)%
Proceeds from relinquishments of mining rights	—	6	(6)	(100.0)%
Gain on Sale of Assets	2	7	(5)	(71.4)%
Reversal/recognition of unrealized losses on options	2	(9)	11	(122.2)%
Equity in earnings of affiliates	3	1	2	200.0%
Other miscellaneous	17	19	(2)	(10.5)%

Total other income	$24	$74	$(50)	(67.6)%

In March 2008, CONSOL Energy received notice from its insurance carriers that $50 million would be paid as final settlement of the insurance claim related to the July 2007 Buchanan Mine incident that idled the mine.

The $50 million represented business interruption coverage which was recognized in other income; the coal segment recognized $42 million and the gas segment recognized $8 million. The final settlement brought the total amount recovered from insurance carriers to $75 million, the maximum allowed per covered event.

In the 2008 period, approximately $6 million was received from a third party in order for CONSOL Energy to relinquish mining certain in-place coal reserves.

Gain on sale of assets decreased $5 million in the period-to-period comparison. Gain on sale of assets changed due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Mark-to-market adjustments for free standing coal sales options resulted in approximately a $2 million reversal in the 2009 period of previously recognized unrealized losses. The reversal of losses was primarily due to the decrease in market price of coal at March 31, 2009 compared to March 31, 2008. These free standing coal sales options mark-to-market adjustments resulted in a $9 million unrealized loss in the 2008 period.

Equity in earnings of affiliates increased $2 million in the 2009 period due to various transactions entered into by our equity affiliates throughout both periods, none of which were individually material.

Other miscellaneous income decreased $2 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$482	$441	$41	9.3%
Purchased Coal	15	23	(8)	(34.8)%
Produced Gas	49	35	14	40.0%
Industrial Supplies	51	42	9	21.4%
Closed and Idle Mines	33	26	7	26.9%
Other	36	70	(34)	(48.6)%

Total Cost of Goods Sold and Other Charges Outside	666	637	29	4.6%
Gas Royalty Interest	11	16	(5)	(31.3)%
Purchased Gas	2	3	(1)	(33.3)%

Total Cost of Goods Sold	$679	$656	$23	3.5%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a higher average unit cost per ton sold, offset, in part, by lower sales volumes.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.3	15.7	(0.4)	(2.5)%
Average Cost of Goods Sold and Other Charges Per Ton	$31.61	$28.19	3.42	12.1%

Average cost of goods sold and other charges increased in the period-to-period comparison primarily due to an increase in average unit costs related to the following items.

•

Supply and maintenance costs have increased $1.81 per ton sold. The increase is attributable primarily to construction of additional seals used in the mining process, higher gas well plugging costs, higher roof control costs, and higher equipment maintenance costs.

•

The installation of higher grade seals and a higher number of seals being built in the 2009 period contributed to the increase in supply cost. The Mine Health and Safety Administration now requires older workings in many of CONSOL Energy mines to be sealed more quickly following the conclusion of mining than was historically the case. At several locations, the installed seals are also required to be stronger. The increase in strength of seals was required to better protect the active sections of the underground mines from explosions, fires or other situations that may occur inside the sealed areas. The installation of higher strength seals and a higher number of seals being constructed in the quarter contributed to the increase in supply costs.

•

Gas well plugging costs are expenses related to plugging abandoned gas wells which CONSOL Energy does not own that are in front of the underground mining process. These wells have to be plugged in accordance with current safety regulations in order to mine through the well. CONSOL Energy has plugged more wells in the 2009 period than in the 2008 period, which has contributed to increased supply costs.

•

Higher roof control costs are attributable to higher usage of products used in the mining process due to mining conditions and additional development work. Development work by continuous mining machines requires more roof support products than are used in the area of the mine where extraction is done using a longwall mining system.

•	Higher equipment maintenance costs are also attributable to the AMVEST location incurring high maintenance costs in order to keep the surface equipment working.

•

Labor costs have increased $0.66 per ton sold due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor costs also increased due to the higher average number of employees in the 2009 period compared to the 2008 period reflecting the utilization of new work schedules that require more manpower. Labor costs were also higher in the period-to-period comparison due to additional overtime hours being paid in 2009.

•

Contract mining fees have increased $0.34 per ton sold primarily due to higher rates paid to the contractors in the period-to-period comparison. The increase in rates was offset, in part, by lower volumes of tons produced by contractors in the 2009 period.

•	Power costs have increased $0.28 per ton sold due primarily to various rate increases that occurred throughout our operations.

•

Other post employment benefit costs have increased $0.25 per ton sold primarily due to a change in the plan’s participation which as of January 1, 2009 included approximately 500 additional employees. These employees were part of the AMVEST acquisition which originally did not participate in the CONSOL Energy Other Post Employment Benefit plan. These increases were offset, in part, by a reduction in the discount rate used to calculate the net periodic benefit costs. The weighted average discount rate for the 2009 period was 6.20% and was 6.63% in the 2008 period.

•

In-transit costs have increased $0.14 per ton sold. In-transit costs result from the need to move coal from the point of extraction to the preparation plant in order to be processed for sale. These costs have increased due primarily to increased trucking expenses related to several locations in the current period operating in areas further away from the preparation plants.

•	Various other costs decreased $0.06 per ton sold due to various items that occurred throughout both periods, none of which were individually material.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $8 million in purchased coal cost of goods sold and other charges in the 2009 period was primarily due to lower volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 41.9% increase in volumes of produced gas sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.0	15.5	6.5	41.9%
Average Cost Per thousand cubic feet	$2.23	$2.24	$(0.01)	(0.4)%

Average costs per unit decreased in the 2009 period as a result of several factors.

•

Compression costs, rental charges and gob well collection costs were $0.06 lower per thousand cubic feet per unit sold. Dollars spent for these items have remained consistent in the period-to-period comparison; therefore, additional volumes gathered and transported have lowered the related unit costs for these components.

•	Other costs decreased $0.09 per thousand cubic feet for various items that occurred throughout both periods, none of which were individually material.

These decreases in costs were offset, in part, by the following items:

•	Firm transportation costs have increased $0.10 per thousand cubic feet due to acquiring additional capacity in the Northern Appalachian region.

•

CNX Gas has incurred approximately $.04 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of the drilling contracts that CNX Gas is party to require various minimums to be paid when drill rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These charges resulted in an increase to costs.

Industrial supplies cost of goods sold increased $9 million primarily due to adjustments in the last-in-first-out inventory values related to changes in inventory volumes in the period-to-period comparison. Changes in industrial supplies cost of goods sold also relates to increased sales volumes as a result of the November 2008 acquisition of North Penn Pipe Supply, LLC.

Closed and idle mine cost of goods sold increased approximately $7 million in the 2009 period compared to the 2008 period. This increase was primarily due to the idled Shoemaker Mine incurring additional expenses in the current period related to continuing to maintain the mine in an idled status. Increased expenses were primarily associated with higher employee counts and increased repairs and maintenance expense in the period-to-period comparison. Closed and idle mine cost of goods sold were also higher due to perpetual water treatment costs related to additional estimated gallons of water to be treated, coupled with increased costs related to water quality changes.

Other cost of goods sold decreased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Buchanan roof collapse	$—	$16	$(16)	(100.0)%
Contract buyouts	—	16	(16)	(100.0)%
Terminal/River operations	15	21	(6)	(28.6)%
Stock-based compensation	6	7	(1)	(14.3)%
Incentive compensation	12	8	4	50.0%
Severance pay	3	—	3	100.0%
Miscellaneous other	—	2	(2)	(100.0)%

Other cost of goods sold and other charges	$36	$70	$(34)	(48.6)%

In July 2007, production at the Buchanan Mine was suspended after several roof falls in previously mined areas damaged some of the ventilation controls inside the mine, requiring a general evacuation of the mine. In 2008, we incurred approximately $16 million of cost of goods sold and other charges related to the Buchanan Mine event. The mine resumed longwall production on March 17, 2008.

In the three months ended March 31, 2008, CONSOL Energy agreed to buy out sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the 2009 period.

Terminal/River operation charges have decreased approximately $6 million in the period-to-period comparison due to lower tonnage moved and lower employee counts throughout the 2009 period.

Stock-based compensation expense decreased $1 million in the period-to-period comparison primarily due to changes in the value of the CNX Gas performance share units relative to the predetermined peer group.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined production, safety and cost targets and the employees reach predetermined performance targets. Incentive compensation expense increased $4 million due to exceeding the predetermined targets in the 2009 period.

Severance pay relates to the administrative staff reductions in force which occurred due to the economic environment in which we operate.

Miscellaneous other cost of goods sold and other charges decreased $2 million due to various transactions, none of which were individually material.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.2	1.9	0.3	15.8%
Average Cost Per thousand cubic feet	$4.73	$8.40	$(3.67)	(43.7)%

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and the decrease in price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Sales Volumes (in billion cubic feet)	0.3	0.5	(0.2)	(40.0)%
Average Cost Per thousand cubic feet	$4.42	$7.09	$(2.67)	(37.7)%

Purchased gas costs represent volumes of gas purchased from third party producers that we sell at market prices. The increase in cost of goods sold and other charges related to purchased gas represents overall price changes and contractual differences among customers in the period-to-period comparison.

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has decreased in the 2009 period primarily due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer.

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Freight expense	$31	$45	$(14)	(31.1)%

Selling, general and administrative costs have increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Wages, salaries and related benefits	$15	$15	$—	—
Rentals	2	1	1	100.0%
Advertising and promotion	2	1	1	100.0%
Association/charitable contributions	1	2	(1)	(50.0)%
Professional, consulting and other purchased services	7	8	(1)	(12.5)%
Other	4	3	1	33.3%

Total Selling, General and Administrative	$31	$30	$1	3.3%

Wages and salaries have remained consistent in the period-to-period comparison.

Rentals have increased primarily due to rent expense related to the new CEI headquarters.

Advertising and promotion expenses increased $1 million due to additional advertising campaigns entered into in the 2009 period.

Association assessments and charitable contributions have decreased $1 million in the period-to-period comparison due to the timing of various items throughout both periods, none of which were individually material.

Costs of professional, consulting and other purchased services were lower in the 2009 period compared to the 2008 period due to the completion of various projects in prior periods, none of which were individually material.

Other selling, general and administrative costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Coal	$77	$72	$5	6.9%
Gas:
Production	18	11	7	63.6%
Gathering	5	5	—	—

Total Gas	23	16	7	43.8%
Other	6	5	1	20.0%

Total Depreciation, Depletion and Amortization	$106	$93	$13	14.0%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2008 period.

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

Other depreciation increased $1 million in the period-to-period comparison due to various assets being placed in service after the 2008 period, none of which were individually material.

Interest expense decreased in the 2009 period compared to the 2008 period due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revolver	$2	$3	$(1)	(33.3)%
Capitalized lease	2	2	—	—
Interest on unrecognized tax benefits	1	1	—	—
Long-term secured notes	7	7	—	—
Other	(3)	(3)	—	—

Total Interest Expense	$9	$10	$(1)	(10.0)%

Revolver interest expense is related to the amounts drawn on the credit facility. The decrease is related to lower interest rates on the facility in the 2009 compared to 2008, offset, in part, by higher average amounts drawn in 2009.

Interest expense relate to capitalized leases, unrecognized tax benefits, long-term secured notes and other items remained consistent in the period-to-period comparison.

Taxes other than income increased primarily due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$49	$41	$8	19.5%
Gas	1	4	(3)	(75.0)%

Total Production Taxes	50	45	5	11.1%
Other taxes:
Coal	23	23	—	—
Gas	2	1	1	100.0%
Other	3	3	—	—

Total Other Taxes	28	27	1	3.7%

Total Taxes Other Than Income	$78	$72	$6	8.3%

Increased coal production taxes are primarily due to higher severance taxes, reclamation fee taxes and black lung excise taxes attributable to the increase in average sales price for produced coal. These improvements were offset, in part, by lower coal production volumes in the period-to-period comparison.

Gas production taxes decreased $3 million due to lower severance taxes attributable to an adjustment related to a revised estimate of pending litigation. Gas severance taxes also decreased due to the lower average sales prices for gas, offset, in part, by higher gas sales volumes.

Other coal taxes remained consistent in the period-to-period comparison.

Other gas taxes increased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Other taxes have remained consistent in the period-to-period comparison.

Black Lung Excise Tax Refund has increased $352 thousand in the 2009 period due to additional interest earned on the claims made in 2008 which have not yet been received. CONSOL Energy expects to receive the principal claim and related interest, a total of $56 million net of amounts owed to third parties before the end of 2009.

Income Taxes

	2009 Period	2008 Period	Variance	Percentage Change
Earnings Before Income Taxes	$285	$120	$165	$137.5%
Tax Expense	$80	$36	$44	$122.2%
Effective Income Tax Rate	28.0%	29.7%	(1.7)%

CONSOL Energy’s effective tax is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Noncontrolling Interest

Noncontrolling interest represents 16.7% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $1 billion senior secured credit facility which expires in 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The agreement provides for the release of collateral at the request of CONSOL Energy upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 21.95 to 1.00 at March 31, 2009. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 1.10 to 1.00 at March 31, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At March 31, 2009, the facility had approximately $440 million drawn and $267 million of letters of credit outstanding, leaving $293 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

Pennsylvania Department of Environmental Protection (PA DEP) and CONSOL Energy have been negotiating a Consent Order and Agreement (the Agreement) that addresses financial assurance required by the State for CONSOL Energy’s Pennsylvania mine water treatment facilities. The Agreement requires the company to post approximately $34 million of financial assurance over a 10-year time frame as follows; 25% of the total required by June 15, 2009, and 10% of balance by June 15 of each year from 2010 through 2019. CONSOL Energy plans to use its revolving credit facility to satisfy these requirements.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding or letters of credit. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institutions. At March 31, 2009, eligible accounts receivable totaled approximately $165 million. There was no subordinated retained interest at March 31, 2009. Accounts receivable totaling $165 million were removed from the consolidated balance sheet at March 31, 2009. There were no letters of credit outstanding against the facility at March 31, 2009.

CNX Gas, an 83.3% consolidated subsidiary of CONSOL Energy, utilizes a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit, which expires in 2010. CNX Gas can request an increase in the aggregate outstanding principal amount to $300 million. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.32 to 1.00 at March 31, 2009. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 76.68 to 1.00 at March 31, 2009. At March 31, 2009, this facility had approximately $15 million of letters of credit issued and had approximately $80 million of outstanding borrowings, leaving approximately $105 million of unused capacity. As a result of the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture on October 21, 2005, guaranteeing CONSOL Energy’s 7.875% bonds.

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the markets brings additional potential risks to CONSOL Energy. The risks include additional declines in our stock price, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that have been and could be considered take-over candidates. We have no indication that any such transactions would impact our current credit facility; however, the possibility does exist. Financial market disruptions may impact our collection of trade receivables. The credit worthiness of our customers is constantly monitored by CONSOL Energy. We believe that our current group of customers are sound and represent no abnormal business risk.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of $253 million at March 31, 2009. The ineffective portion of these contracts was insignificant to earnings in the three months ended March 31, 2009. Hedge counterparties consist of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	2009 Period	2008 Period	Change
Cash flows from operating activities	$250	$146	$104
Cash used in investing activities	$(255)	$(159)	$(96)
Cash provided by (used in) financing activities	$(62)	$34	$(96)

Cash flows from operating activities changed primarily due to the following items:

•

Operating cash flow increased in 2009 due to higher net income attributable to CONSOL Energy in the period-to-period comparison, as well as various other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both years.

•

Operating cash flows were lower in 2009 due to no proceeds being received from the accounts receivable securitization program. In the 2008 period, $11 million of proceeds were received from the accounts receivable securitization program.

•

Operating cash flows were lower in 2009 by approximately $12 million due to coal inventories. Coal inventories increased 651 thousand tons in 2009. Coal inventories increased 445 thousand tons in 2008.

Net cash used in investing activities changed primarily due to the following items:

•

Total capital expenditures increased $124 million to $300 million in 2009 compared to $176 million in 2008. Capital expenditures for the gas segment increased $47 million due to the drilling program and various acquisitions of gas rights. Capital expenditures for coal and other activities increased $77 million due to various projects including the continued work at Shoemaker to replace the track haulage with belt haulage, the face extension work at Bailey, the purchase of longwall shields which were sold and leased back, and the Buchanan water handling system.

•

Proceeds from the sale of assets were $44 million in 2009 compared to $16 million in 2008. Proceeds in 2009 were primarily related to the sale leaseback of various mining equipment as discussed in Note 2—Acquisitions and Dispositions to the Consolidated Financial Statements.

Net cash provided by (used in) financing activities changed primarily due to the following items:

•

In 2009, CONSOL Energy repaid borrowings of approximately $45 million from the revolving credit facility. In 2008, CONSOL Energy received approximately $33 million of proceeds from this facility. In 2009, CONSOL Energy’s 83.3% owned subsidiary, CNX Gas, received proceeds of approximately $8 million from its revolving credit facility. There was no activity under the CNX Gas revolving credit facility in the 2008 period.

•

CONSOL Energy’s variable interest entity repaid principal on its outstanding debt of $1 million in the 2009 period. The variable interest entity received approximately $10 million of proceeds from this debt in the 2008 period.

The following is a summary of our significant contractual obligations at March 31, 2009 (in thousands):

	Payments Due
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term Notes Payable	$520,400	$—	$—	$—	$520,400
Purchase Order Firm Commitments	31,328	8,295	—	—	39,623
Gas Firm Transportation	19,409	35,653	31,977	234,480	321,519
Long-term Debt	9,081	372,807	5,094	14,879	401,861
Capital (Finance) Lease Obligations	19,739	27,880	15,438	55,917	118,974
Operating Lease Obligations	68,328	117,770	79,368	168,433	433,899
Other Long-Term Obligations (a)	329,408	499,062	501,593	2,434,752	3,764,815

Total Obligations (b)	$997,693	$1,061,467	$633,470	$2,908,461	$5,601,091

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, mine reclamation and closure and other long-term liability costs. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Estimated 2009 contributions are expected to be approximately $66 million.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At March 31, 2009, CONSOL Energy had total long-term debt of $486 million outstanding, including the current portion of long-term debt of $22 million. This long-term debt consisted of:

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

•

An aggregate principal amount of $19 million on a variable rate note that bears interest at 6.10% at March 31, 2009. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $85 million of capital leases with a weighted average interest rate of 6.63% per annum;

At March 31, 2009, CONSOL Energy also had $440 million of aggregate principal amounts of outstanding borrowings and approximately $267 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At March 31, 2009, CNX Gas, an 83.3% owned subsidiary, had $80 million of aggregate principal amounts of outstanding borrowings and approximately $15 million of letters of credit outstanding under its $200 million revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,900 million at March 31, 2009 and $1,674 million at December 31, 2008. Stockholders’ equity increased primarily due to net income attributable to CONSOL Energy for the three months ended March 31, 2009, changes in cash flow hedges and amortization of stock-based compensation. These increases were offset, in part, by the declaration of dividends. See Consolidated Statements of Stockholders’ Equity. Stockholders’ equity also changed due to the implementation of Statement of Financial Accounting Standard No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. This statement required minority interest to be recharacterized as noncontrolling interests, and classified as a component of equity for all periods presented as of January 1, 2009.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
April 24, 2009	$0.10	May 5, 2009	May 22, 2009
January 30, 2009	$0.10	February 9, 2009	February 20, 2009

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more or our availability is less than $100 million. The leverage ratio was 1.10 to 1.00 and our availability was approximately $293 million at March 31, 2009. The credit facility does not permit dividend payments in the event of default. There were no defaults in the three months ended March 31, 2009.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CONSOL Energy participates in various multi-employer benefit plans such as the United Mine Workers’ of America (UMWA) 1974 Pension Plan, the UMWA Combined Benefit Fund and the UMWA 1993 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at March 31, 2009. The various multi-employer benefit plans are discussed in Note 17-Other Employee Benefit Plans of the 2008 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at March 31, 2009. Management believes these items will expire without being funded. See Note 10-Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued three final staff positions intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements.” FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. We do not expect this guidance to have a significant impact on CONSOL Energy.

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements on the 2008 Form 10-K.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2009 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2009 are provided in the following table:

Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price,

Exchange Rate or Interest Rate Change of:

	10%	25%
	(in millions)
Natural Gas (a)	$24.8	$64.7

(a)

CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2009 through 2010 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. The fair value of these contracts was a net gain of $29 million (net of $18 million of deferred tax) at March 31, 2009. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

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

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2009, CONSOL Energy had $486 million aggregate principal amount of debt outstanding under fixed-rate instruments and $520 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $440 million of borrowings outstanding at March 31, 2009. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 1.21% per annum during the three months ended March 31, 2009. A 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income attributable to CONSOL Energy for the period. CONSOL Energy’s 83.3% subsidiary, CNX Gas, also had outstanding borrowings under their revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $80 million at March 31, 2009 and bore interest at a weighted average rate of 1.48% per annum during the three months ended March 31, 2009. Due to the level of borrowings against this facility and the low weighted average interest rate in the three months ended March 31, 2009, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income attributable to CONSOL Energy for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2009 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through nineteenth paragraphs of Note 10—Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The following risk factor is updated from our annual report on Form 10-K for the year ended December 31, 2008.

For mining and drilling operations, CONSOL Energy must obtain, maintain, and renew governmental permits and approvals which can be a costly and time consuming process and can result in restrictions on our operations.

Most producers in the eastern U.S. are being impacted by government regulations and enforcement to a much greater extent than a few years ago. The pace with which government issues permits needed for on-going operations to continue mining has negatively impacted expected production, especially in Central Appalachia. Environmental groups in Southern West Virginia and Kentucky have challenged state and U.S. Army Corps of Engineers permits for mountaintop mining on various grounds. The most recent challenges have focused on the adequacy of the Corps of Engineers analysis of impacts to streams and the adequacy of mitigation plans to compensate for stream impacts resulting from valley fill permits required for mountaintop mining. In 2007, the U.S. District Court for the Southern District of West Virginia found other operators’ permits for mining in these areas to be deficient. In February 2009, the U.S. Court of Appeals for the Fourth Circuit reversed that decision, finding that the permits were adequate. However, since that reversal, the U.S. Environmental Protection Agency (EPA) began to more critically review valley fill permits and has been recommending that they be denied because of concerns by EPA of potential impacts to water quality in streams below valley fills. EPA’s objections have effectively resulted in a hold on the issuance of permits until those concerns are addressed. At this time it is not possible to predict how long it will take for the permits to be issued. CONSOL Energy’s surface operations in these areas have been impacted to a limited extent to date, but future permits will likely be affected by the EPA’s current position, which will likely adversely impact our surface operations.

In addition, over the past few years, the length of time needed to bring a new mine into production has increased by several years because of the increased time required to obtain necessary permits. New safety laws and regulations have impacted productivity at underground mines, although the company has not yet been able to ascertain the exact amount of the impact.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2009, we privately placed 23,093 CONSOL Energy restricted stock units with certain Directors and an officer of CONSOL Energy, in exchange for their surrender to CNX Gas of 24,050 CNX Gas restricted stock units. Each surrendered CNX Gas restricted stock unit was exchanged for approximately 0.96 of a CONSOL Energy restricted stock unit. Each CONSOL Energy restricted stock unit represents, upon vesting, the right to receive one share of CONSOL Energy common stock. All other material terms of the CONSOL Energy restricted stock units received in this private placement are similar to those of the CNX Gas restricted stock units that were surrendered. We relied upon the exemptions under Sections 4(2) and 4(6), and Rule 506, of the Securities Act of 1933, as amended, in connection with this private placement.

ITEM 6.	EXHIBITS

Exhibit Index

10.1	Long-Term Incentive Program (2009-2011)

10.2	Election Form to Exchange CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement)

10.3	Form of CONSOL Energy Inc. Restricted Stock Unit Award Agreement for Individuals Exchanging CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2009 furnished in XBRL. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.
Date: April 27, 2009

	By:	/s/ J. BRETT HARVEY
J. Brett Harvey, President and Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ WILLIAM J. LYONS
William J. Lyons, Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

10.1	Long-Term Incentive Program (2009-2011)

10.2	Election Form to Exchange CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement)

10.3	Form of CONSOL Energy Inc. Restricted Stock Unit Award Agreement for Individuals Exchanging CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2009 furnished in XBRL. Users of this data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.