Form 10-Q
period 2009-06-30
CONSOL Energy Inc
filed 2009-08-03
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 24, 2009
Common stock, $0.01 par value	180,700,590

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales—Outside	$994,141	$1,111,410	$2,144,385	$1,997,735
Sales—Gas Royalty Interests	8,666	22,515	21,298	39,019
Sales—Purchased Gas	1,166	1,647	2,631	5,186
Freight—Outside	27,087	63,927	58,003	108,671
Other Income	39,505	11,397	62,999	86,016

Total Revenue and Other Income	1,070,565	1,210,896	2,289,316	2,236,627
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	642,856	740,735	1,310,478	1,377,461
Gas Royalty Interests’ Costs	6,458	21,880	17,049	37,954
Purchased Gas Costs	390	1,522	1,920	4,943
Freight Expense	27,087	63,927	58,003	108,671
Selling, General and Administrative Expense	35,627	30,644	66,443	61,114
Depreciation, Depletion and Amortization	107,475	95,775	213,694	188,503
Interest Expense	6,945	8,526	15,457	18,704
Taxes Other Than Income	70,472	73,299	148,311	144,905

Total Costs	897,310	1,036,308	1,831,355	1,942,255

Earnings Before Income Taxes	173,255	174,588	457,961	294,372
Income Taxes	54,416	61,798	134,151	97,351

Net Income	118,839	112,790	323,810	197,021
Less: Net Income Attributable to Noncontrolling Interest	(5,500)	(11,778)	(14,652)	(20,927)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$113,339	$101,012	$309,158	$176,094

Basic Earnings Per Share	$0.63	$0.55	$1.71	$0.96

Dilutive Earnings Per Share	$0.62	$0.54	$1.69	$0.95

Weighted Average Number of Common Shares Outstanding:
Basic	180,644,498	182,977,726	180,610,676	182,775,355

Dilutive	183,073,413	185,637,248	182,833,111	185,330,300

Dividends Paid Per Share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$108,311	$138,512
Accounts and Notes Receivable:
Trade	180,752	221,729
Other Receivables	20,921	79,552
Inventories	324,655	227,810
Deferred Income Taxes	63,103	60,599
Recoverable Income Taxes	—	33,862
Prepaid Expenses	228,462	221,750

Total Current Assets	926,204	983,814
Property, Plant and Equipment:
Property, Plant and Equipment	10,265,654	9,980,288
Less—Accumulated Depreciation, Depletion and Amortization	4,362,575	4,214,316

Total Property, Plant and Equipment—Net	5,903,079	5,765,972
Other Assets:
Deferred Income Taxes	301,511	333,543
Investment in Affiliates	77,706	72,996
Other	148,800	214,133

Total Other Assets	528,017	620,672

TOTAL ASSETS	$7,357,300	$7,370,458

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) June 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$232,136	$385,197
Short-Term Notes Payable	452,000	557,700
Current Portion of Long-Term Debt	22,231	22,401
Accrued Income Taxes	4,891	—
Other Accrued Liabilities	554,190	546,442

Total Current Liabilities	1,265,448	1,511,740
Long-Term Debt:
Long-Term Debt	391,856	393,312
Capital Lease Obligations	69,736	75,039

Total Long-Term Debt	461,592	468,351
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,494,054	2,493,344
Pneumoconiosis Benefits	194,984	190,261
Mine Closing	393,653	404,629
Gas Well Plugging	84,114	80,554
Workers’ Compensation	131,959	128,477
Salary Retirement	167,587	194,567
Reclamation	21,818	38,193
Other	155,300	185,996

Total Deferred Credits and Other Liabilities	3,643,469	3,716,021

Total Liabilities	5,370,509	5,696,112
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 183,014,426 Issued and 180,665,103 Outstanding at June 30, 2009; 183,014,426 Issued and 180,549,851 Outstanding at December 31, 2008	1,830	1,830
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	1,013,810	993,478
Retained Earnings	1,279,979	1,010,902
Other Comprehensive Loss	(467,193)	(461,900)
Common Stock in Treasury, at Cost—2,349,323 Shares at June 30, 2009 and 2,464,575 Shares at December 31, 2008	(78,150)	(82,123)

Total Consol Energy Inc. Stockholders’ Equity	1,750,276	1,462,187
Noncontrolling Interest	236,515	212,159

Total Equity	1,986,791	1,674,346

TOTAL LIABILITIES AND EQUITY	$7,357,300	$7,370,458

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total Consol Energy, Inc. Stockholders’ Equity	Noncont- rolling Interest	Total Equity
Balance—December 31, 2008	$1,830	$993,478	$1,010,902	$(461,900)	$(82,123)	$1,462,187	$212,159	$1,674,346

(Unaudited)
Net Income	—	—	309,158	—	—	309,158	14,652	323,810
Treasury Rate Lock (Net of ($24) tax)	—	—	—	(41)	—	(41)	—	(41)
FASB 158 Long-Term Liability Adjustment (Net of $116 tax)	—	—	—	190	—	190	11	201
Gas Cash Flow Hedge (Net of $4,775 tax)	—	—	—	(5,442)	—	(5,442)	(1,085)	(6,527)

Comprehensive Income	—	—	309,158	(5,293)	—	303,865	13,578	317,443
Issuance of Treasury Stock	—	—	(3,953)	—	3,973	20	—	20
Issuance of CNX Gas Stock	—	—	—	—	—	—	121	121
Tax Benefit from Stock-Based Compensation	—	(110)	—	—	—	(110)	(1)	(111)
Amortization of Stock-Based Compensation Awards	—	16,942	—	—	—	16,942	15,190	32,132
Stock-Based Compensation Awards to CNX Gas	—	3,500	—	—	—	3,500	(2,916)	584
Net Change in Crown Drilling Noncontrolling Interest	—	—	—	—	—	—	(1,616)	(1,616)
Dividends ($0.20 per share)	—	—	(36,128)	—	—	(36,128)	—	(36,128)

Balance—June 30, 2009	$1,830	$1,013,810	$1,279,979	$(467,193)	$(78,150)	$1,750,276	$236,515	$1,986,791

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net Income	$323,810	$197,021
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	213,694	188,503
Stock-based Compensation	21,783	12,425
Gain on the Sale of Assets	(9,788)	(8,050)
Amortization of Mineral Leases	2,398	3,240
Deferred Income Taxes	34,488	68,996
Equity in Earnings of Affiliates	(6,800)	(3,645)
Changes in Operating Assets:
Accounts Receivable Securitization	—	29,900
Accounts and Notes Receivable	100,554	(110,856)
Inventories	(96,845)	(11,467)
Prepaid Expenses	18,505	19,289
Changes in Other Assets	5,347	13,822
Changes in Operating Liabilities:
Accounts Payable	(64,959)	21,058
Other Operating Liabilities	45,117	11,276
Changes in Other Liabilities	(30,977)	37,739
Other	9,919	726

Net Cash Provided by Operating Activities	566,246	469,977

Investing Activities:
Capital Expenditures	(496,419)	(436,277)
Net Investment in Equity Affiliates	2,090	(819)
Proceeds from Sales of Assets	48,184	17,280

Net Cash Used in Investing Activities	(446,145)	(419,816)

Financing Activities:
Proceeds from (Payments on) Miscellaneous Borrowings	(9,282)	6,307
Payments on Short-Term Borrowings	(105,700)	(40,500)
Tax Benefit from Stock-Based Compensation	397	19,994
Dividends Paid	(36,128)	(36,549)
Issuance of Treasury Stock	611	14,156
Purchases of Treasury Stock	—	(31)
Noncontrolling Interest Member Distribution	(200)	—

Net Cash Used in Financing Activities	(150,302)	(36,623)

Net Increase(Decrease) in Cash and Cash Equivalents	(30,201)	13,538
Cash and Cash Equivalents at Beginning of Period	138,512	41,651

Cash and Cash Equivalents at End of Period	$108,311	$55,189

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for future periods.

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

Effective January 1, 2009, CONSOL Energy adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (SFAS 160).” This adoption resulted in modifications to the reporting of noncontrolling interests in the Consolidated Financial Statements. Additionally, certain reclassifications of prior period data have been made to conform to the three and six months ended June 30, 2009 classifications required by SFAS 160.

During the three months ended June 30, 2009, CONSOL Energy recognized the effect of an exchange offer that allows participants in the CNX Gas Long-Term Incentive Program to exchange their unvested performance share units for CONSOL Energy restricted stock units. The excess fair value of the replacement restricted stock units over the original performance stock units resulted in $2,738 of incremental expense being immediately recognized. Additionally, a liability of $10,347 for the cash settlement of CNX Gas performance share units was removed from the balance sheet.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of dilutive potential common shares outstanding during the period as calculated in accordance with Statement of Financial Accounting Standard No. 123R (SFAS 123R). The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 1,659,105 and 1,659,695 shares of common stock were outstanding for the three and six months ended June 30, 2009, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 383,161 shares of common stock were outstanding for both the three and six-months ended June 30, 2008, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Unvested restricted stock units of 4,716 and 5,096, respectively, were outstanding for the three and six months ended June 30, 2009, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. No unvested restricted stock units were outstanding for the three and six months ended June 30, 2008 that were not included in the computation of dilutive earnings per share. Unvested performance share units of 33,364 and 120,645, respectively, were outstanding for the three and six months ended June 30,

2009, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. There were no unvested performance share units outstanding for the three and six months ended June 30, 2008 that were not included in the computation of dilutive earnings per share.

Options exercised during the three months ended June 30, 2009 and 2008 were 38,413 shares and 423,977 shares, respectively. The weighted average exercise price per share of the options exercised during the three months ended June 30, 2009 and 2008 was $13.42 and $20.98, respectively. There were 57,087 and 816,614 options exercised during the six months ended June 30, 2009 and 2008, respectively. The weighted average exercise price per share of the options exercised during the six months ended June 30, 2009 and 2008 was $11.69 and $17.90, respectively. There were 25,668 and 81,672 fully vested restricted stock awards released during the three and six months ended June 30, 2009. Additionally, during the three and six months ended June 30, 2008, there were 391 and 48,929 fully vested restricted stock awards released, respectively.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Income Attributable to CONSOL Energy Shareholders	$113,339	$101,012	$309,158	$176,094

Average shares of common stock outstanding:
Basic	180,644,498	182,977,726	180,610,676	182,775,355
Effect of share based payments	2,428,915	2,659,522	2,222,435	2,554,945

Dilutive	183,073,413	185,637,248	182,833,111	185,330,300

Earnings per share:
Basic	$0.63	$0.55	$1.71	$0.96

Dilutive	$0.62	$0.54	$1.69	$0.95

We have evaluated all subsequent events through August 3, 2009, the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In June 2009, CONSOL Energy recognized the fair value of the remaining lease payments in the amount of $11,848 in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” related to the Company’s previous headquarters. This liability has been recorded in Other Liabilities on the consolidated balance sheet at June 30, 2009. Total expense related to this transaction was $13,374 which was recognized in Cost of Goods Sold and Other Operating Charges. This amount includes the fair value of the remaining lease payments of $11,848 as well as the removal of a related asset of $1,526. Additionally, $5,832 was recognized in Other Income for the acceleration of a deferred gain associated with the initial sale-leaseback of the premises that occurred in 2005.

In June 2009, CONSOL Energy recognized the fair value of the remaining lease payments partially offset by projected sublease income in the amount of $831 in accordance with SFAS 146 related to a subsidiary’s previous headquarters. This liability has been recorded in Other Liabilities on the consolidated balance sheet at June 30, 2009. Total expense related to this transaction was $824 which was recognized in Cost of Goods Sold and Other Operating Charges. This amount includes the fair value of the remaining lease payments offset by projected sublease income of $831 and the removal of the tenant improvement asset and related liability of $7.

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

In November 2008, CONSOL Energy, through a subsidiary, completed the acquisition of the assets of North Penn Pipe & Supply, Inc. for a cash payment, net of cash acquired, of $22,550. This amount is included in capital expenditures in cash used in investing activities on the Consolidated Statements of Cash Flows. North Penn Pipe & Supply, Inc. is a distributor of oil and gas field equipment, primarily tubular goods, to the northern Appalachian Basin, a region stretching from the state of New York to southwestern Pennsylvania and northern West Virginia. The fair value of merchandise for resale acquired in this acquisition is $10,623 and is included in inventory on the Consolidated Balance Sheets as of the acquisition date. The proforma results for this acquisition are not significant to CONSOL Energy’s financial results.

In October 2008, CONSOL Energy’s Board of Directors authorized a purchase program for shares of CNX Gas Corporation common stock for an aggregate purchase price of up to $150 million. The authorization, which is not intended to take CNX Gas private, was effective as of October 21, 2008 for a twenty-four month period. During the year ended December 31, 2008, CONSOL Energy completed the purchase of $67,259 of CNX Gas stock on the open market at an average price of $26.53 per share. The purchase price was allocated to property, plant and equipment. The purchase of these 2,531,400 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.7% to 83.3% at December 31, 2008. CONSOL Energy did not purchase any additional shares of CNX Gas stock during the six months ended June 30, 2009.

In July 2008, our 83.3% subsidiary, CNX Gas, completed the acquisition of several leases and gas wells from KIS Oil & Gas Inc. for a cash payment of $19,324. The purchase price was principally allocated to property, plant and equipment. The sales agreement called for the transfer of approximately 5,600 leased acres and 30 oil and gas wells. This acquisition enhanced our acreage position in Northern Appalachia. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results.

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC and Coalfield Pipeline Company not already owned by CNX Gas for a cash payment of $36,000, which was principally allocated to property, plant and equipment. Prior to the acquisition of the remaining interest, Knox Energy, LLC had been proportionately consolidated into CONSOL Energy’s financial statements during 2008. During 2006 and 2007, the equity method was used to account for these entities. Knox Energy, LLC is a natural gas production company and Coalfield Pipeline Company is a natural gas transportation company with operations in Tennessee. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results.

In February 2008, CONSOL Energy, through a subsidiary, completed a sale of the Mill Creek Mining Complex located in Kentucky. The sales agreement called for the transfer of all of the assets comprising the complex. Cash proceeds from the sale were $14,649, with our basis in the assets being $9,934. Accordingly, a gain of $4,715 was recorded on the transaction.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and six months ended June 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3,302	$2,438	$6,169	$4,876	$2,949	$2,639	$6,327	$5,277
Interest cost	9,082	8,257	17,741	16,515	35,991	39,959	75,726	79,919
Expected return on plan assets	(9,245)	(8,418)	(18,315)	(16,835)	—	—	—	—
Amortization of prior service costs (credit)	(277)	(279)	(554)	(557)	(11,604)	(12,157)	(23,207)	(24,313)
Recognized net actuarial loss	5,692	4,182	11,131	8,363	10,209	15,376	25,178	30,752

Net periodic benefit cost	$8,554	$6,180	$16,172	$12,362	$37,545	$45,817	$84,024	$91,635

For the six months ended June 30, 2009, $33,208 of contributions to pension trusts and pension benefits have been paid from operating cash flows. CONSOL Energy presently anticipates contributing a total of $65,600 to the pension trust in 2009.

We do not expect to contribute to the other post employment benefit plan in 2009. We intend to pay benefit claims as they become due. For the six months ended June 30, 2009, $77,611 of other post employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and six months ended June 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$1,769	$1,259	$3,537	$2,518	$7,099	$7,258	$14,197	$14,515
Interest cost	3,013	2,937	6,027	5,874	2,191	2,082	4,382	4,164
Amortization of actuarial gain	(5,079)	(6,027)	(10,159)	(12,056)	(1,050)	(1,235)	(2,100)	(2,468)
State administrative fees and insurance bond premiums	—	—	—	—	1,793	1,750	3,552	3,041
Legal and administrative costs	675	675	1,350	1,350	850	806	1,701	1,612

Net periodic (benefit) cost	$378	$(1,156)	$755	$(2,314)	$10,883	$10,661	$21,732	$20,864

CONSOL Energy does not expect to contribute to the CWP plan in 2009. We intend to pay benefit claims as they become due. For the six months ended June 30, 2009, $5,948 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2009. We intend to pay benefit claims as they become due. For the six months ended June 30, 2009, $18,604 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is reconciliation, stated in dollars as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Six Months Ended June 30,
	2009		2008
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$160,286	35.0%	$103,030	35.0%
Excess tax depletion	(38,927)	(8.5)	(18,163)	(6.2)
Effect of Domestic Production Activities Deduction	(7,327)	(1.6)	(1,472)	(0.5)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	1,374	0.3	589	0.2
Net Effect of state tax	18,318	4.0	11,304	3.8
Other	427	0.1	2,063	0.7

Income Tax Expense / Effective Rate	$134,151	29.3%	$97,351	33.0%

The effective tax rate for the six months ended June 30, 2009 and 2008 was calculated using the annual effective rate projection on recurring earnings and includes tax liabilities related to certain discrete transactions.

During the three months ended June 30, 2009 and 2008, CONSOL Energy reduced its liability for unrecognized tax benefits by $15,711 and $7,899, respectively. The reduction in unrecognized tax benefits for the three months ended June 30, 2009 was the result of the payment of Federal and state income tax deficiencies related to the Internal Revenue Service’s (IRS) examination of the Company’s 2004 and 2005 tax returns and the use of state operating loss carry forwards to reduce the anticipated state tax deficiencies arising from the IRS’ changes to taxable income for these years. The reduction in unrecognized tax benefits for the three months ended June 30, 2008 was attributable to the successful resolution of certain tax issues raised by the IRS during its examination of the Company’s 2004 and 2005 tax returns.

The total amounts of unrecognized tax benefits at June 30, 2009 and 2008 were $44,980 and $55,622, respectively. If these unrecognized tax benefits were recognized approximately $14,657 and $12,600 would affect CONSOL Energy’s effective tax rate for the six months ended June 30, 2009 and 2008, respectively.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U.S. federal, various states, and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service has issued its audit report relating to the examination of CONSOL Energy’s 2004 and 2005 U.S. income tax returns. During the three months ended June 30, 2009, CONSOL Energy paid Federal and state income tax deficiencies of $12,798 and $608, respectively. The Federal and state income tax deficiencies paid as a result of the IRS’ examination of the Company’s 2004 and 2005 tax returns had an insignificant impact on net income since the tax deficiencies are the result of changes in the timing of certain tax deductions. During the six months ended June 30, 2009, CONSOL Energy classified various state unrecognized tax benefits of $4,800 as a current liability. The Company also classified interest expense relating to the various state unrecognized tax benefits of $2,320 as a current liability.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of June 30, 2009 and 2008, the Company reported an accrued interest liability relating to uncertain tax positions of $6,359 and $9,944, respectively. The accrued interest liability includes $438 and $1,439 of interest expense that is reflected in the Company’s consolidated income statements for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, CONSOL Energy paid interest of $4,590 related to income tax deficiencies previously paid to the IRS as a result of its examinations of the Company’s tax returns from 2002 through 2005.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. At June 30, 2009, CONSOL had no accrued penalties. At June 30, 2008, an accrued liability of approximately $1,200 was recognized.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	June 30, 2009	December 31, 2008
Coal	$176,193	$93,875
Merchandise for resale	58,347	43,074
Supplies	90,115	90,861

Total Inventories	$324,655	$227,810

Merchandise for resale is valued using the Last In First Out (LIFO) cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $9,934 and $14,716 at June 30, 2009 and December 31, 2008, respectively.

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive on a revolving basis, up to $165,000. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At June 30, 2009, there were no letters of credit outstanding against the facility.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $833 and $1,768 for the three and six months ended June 30, 2009. Costs associated with the receivables facility totaled $1,285 and $2,862 for the three and six months ended June 30, 2008. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012 with the underlying liquidity agreement renewing annually each April.

At June 30, 2009 and 2008, eligible accounts receivable totaled approximately $165,000. There was no subordinated retained interest at June 30, 2009. The subordinated retained interest approximated $9,700 at June 30, 2008. Accounts receivable totaling $165,000 and $155,300 were removed from the Consolidated Balance Sheet at June 30, 2009 and 2008, respectively. CONSOL Energy’s $29,900 increase in the accounts receivable securitization program for the six months ended June 30, 2008 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows. There was no change in the facility usage in the six months ended June 30, 2009.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	June 30, 2009	December 31, 2008
Coal & other plant and equipment	$4,620,840	$4,533,793
Coal properties and surface lands	1,257,956	1,264,920
Gas properties and related development	1,563,172	1,427,588
Gas gathering equipment	780,804	740,396
Airshafts	608,484	615,512
Leased coal lands	510,858	502,521
Mine development	549,878	527,991
Coal advance mining royalties	371,272	365,380
Gas advance royalties	2,390	2,187

Total property, plant and equipment	10,265,654	9,980,288
Less Accumulated depreciation, depletion and amortization	4,362,575	4,214,316

Total Net Property, Plant and Equipment	$5,903,079	$5,765,972

NOTE 9—SHORT-TERM NOTES PAYABLE:

CONSOL Energy has a five-year $1,000,000 senior secured credit facility, which extends through June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral at the request of CONSOL Energy upon achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 24.44 to 1.00 at June 30, 2009. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.93 to 1.00 at June 30, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At June 30, 2009, the $1,000,000 facility had $371,000 of borrowings outstanding and $268,176 of letters of credit outstanding, leaving $360,824 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.21% for the six months ended June 30, 2009.

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.35 to 1.00 at June 30, 2009. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 68.35 to 1.00 at June 30, 2009. At June 30, 2009, the CNX Gas credit agreement had $81,000 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $104,067 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.50% for the six months ended June 30, 2009.

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

On January 30, 2008, the Pennsylvania Department of Conservation and Natural Resources filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The Commonwealth claims that the Company’s underground longwall mining activities in the summer of 2005 in Greene County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud; the last claim seeking punitive damages. The Court, in ruling on the Company’s Preliminary Objections to the Complaint, stayed the current proceedings in the state court, holding that the Commonwealth should pursue administrative agency review of the claim because full compensatory relief, if warranted, could be provided by the particular administrative agency and then the Environmental Hearing Board, if further relief was sought. Furthermore, the Court found that the Commonwealth could not recover natural resources damages under applicable law. The remainder of the Company’s objections was preserved pending the outcome of the administrative proceedings. The matter is in the early stages of review by the Department of Environmental Protection (DEP). The DEP has set specific dates for the submission of materials regarding the issue of causation with August 3, 2009 being the date for replying to several written inquiries from the DEP. The DEP will likely issue its causation decision prior to year end. The Company has submitted extensive material, including comments from its mining expert that longwall mining activity did not cause damage to the dam. If the DEP determines that there is causation, a second phase will be set to determine the remedy. As to the underlying claim, the Company believes it is not responsible for the damage to the dam, that numerous grounds exist upon which to attack the propriety of the claims, and it will vigorously defend the case. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 25,000 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi, New Jersey and Illinois. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time, and in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the six months ended June 30, 2009 and 2008, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

The current estimated cost of remedial action for the area CONSOL Energy was originally named a PRP, including payment of the EPA’s past and future cost, is approximately $55,000. The current estimated cost of the most likely remediation plan for the additional areas discovered is approximately $6,800, although the removal action plan is not yet approved by the EPA. There was $1,120 and $3,456 of expense recognized in Cost of Goods Sold and Other Charges for the three and six months ended June 30, 2009, respectively. CONSOL Energy funded $4,000 in the six months ended June 30, 2009 to an independent trust established for this remediation. The remaining liability of $5,392 is reflected in Other Accrued Liabilities at June 30, 2009. CONSOL Energy and the other participating PRPs are investigating contribution claims against other, non-participating PRPs, and such claims will be brought to recover a share of the costs incurred. CONSOL Energy’s portion of probable recoveries are estimated to be $3,149. Accordingly, an asset has been included in Other Assets for these claims. CONSOL Energy expects the majority of payments related to this liability to be made over the next year. There may be some delay in negotiating settlements with other PRPs who may want settlement of all Ward-related claims. We cannot predict the ultimate outcome of this Superfund site; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy. Also, in September 2008, the EPA notified CONSOL Energy and 60 other PRPs that there were additional areas of potential contamination allegedly related to the Ward Transformer Site. Current estimates of the cost or potential range of cost for this area are not yet available.

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

Levisa Coal Company filed an action on July 10, 2006 against CCC in the Buchanan County Circuit Court (the “Levisa Action”). The action is for injunctive relief and declaratory judgment and sought a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of ICCC’s VP3 mine, part of which is under lease from Levisa Coal Company. The Plaintiff also has noted its intent to also seek an injunction requiring CCC to remove the water already deposited in the VP3 Mine. The plaintiff claims the water adversely affects its remaining coal reserves and coalbed methane production. In mid-November 2006, Levisa Coal Company petitioned the Circuit Court for a temporary injunction prohibiting the further depositing of water into the void spaces which, after a two-day hearing, the Buchanan County Circuit Court denied. Subsequently, the Circuit Court entered an order holding that CCC has the right to store water in the VP3 mine void based upon provisions in this lease and dismissed the action. The Supreme Court of Virginia, on appeal, disagreed with the Circuit Court’s interpretation of the lease, held that CCC has no right to store water in VP3 under the lease, reversed the dismissal, and remanded the case to the Circuit Court to determine whether under equitable principles a permanent injunction should be issued. On September 18, 2008, the Virginia Supreme Court denied CCC’s request for a rehearing of its June 6, 2008 decision and CCC subsequently filed a petition of certiorari with the United States Supreme Court requesting the United States Supreme Court to review and overturn the decision of the Virginia Supreme Court (“CCC’s Petition”). The Supreme Court of the United States directed Levisa to file a response to CCC’s Petition, which response was filed on April 2, 2009 after which the Supreme Court denied CCC’s petition. In January 2009, Levisa moved for summary judgment, requesting the issuance of a permanent injunction preventing further water storage and contending that the Supreme Court of Virginia’s opinion directed CCC to cease pumping. On February 10, 2009, the Circuit Court granted Levisa’s motion and permanently enjoined CCC from any further storage of water in VP3, which injunction was later dissolved on March 17, 2009 by the Supreme Court of Virginia on CCC’s Petition. In addition, Levisa Coal Company has filed an additional motion in the original action with the Circuit Court seeking as additional relief that CCC disgorge profits and other monetary benefits including avoided losses generated by the operation of the Buchanan Mine from the date of the decision of the Virginia Supreme Court or alternatively since the date of its denial of CCC’s rehearing request until such time as all depositing and/or storage of water in the VP3 Mine from the Buchanan Mine ceases. The parties have settled this matter. Under the terms of the settlement, the Company paid Levisa $15,400 in cash and surrendered to Levisa certain leased coal resources and reserves. The settlement has been recognized in Cost of Goods Sold and Other Operating Charges in the six months ended June 30, 2009. Levisa conveyed to CCC the coal and related rights in and around the VP3 mine and assigned to CCC the lease to ICCC that covers that coal.

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

Meredith Ellis Jennings and several other individuals and entities filed an action on July 8, 2008 against CCC and CNX Gas in the Circuit Court of Buchanan County, Virginia (the “Pobst/Combs Action”). The plaintiffs alleged that they hold real property interests and royalty interests in gas including coalbed methane gas in and around the VP3 mine. The action, which has been voluntarily dismissed, was for injunctive relief and a court order prohibiting CCC from depositing water from its Buchanan Mine into the void spaces of the VP3 mine and requiring CCC to remove water from the void spaces of the VP3 mine. The settlement of the Pobst/Combs Action is covered by the settlement agreement in principal which settled the Levisa Action, as described above.

CCC has obtained revision to its environmental permit from the Division of Mined Land Reclamation (“DMLR”) of the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3, and to permit the discharge of water into the nearby Levisa River under controlled conditions. Plaintiffs in the Yukon Action and the Levisa Action along with the Town of Grundy,

Virginia, Buchanan County Board of Supervisors, and others have requested the DMME to reconsider the permit revisions issued by DMLR. Requests for temporary relief to prevent CCC from constructing and operating pursuant to the permit revisions pending a final hearing before the DMME have been rejected by the Director of the DMME. The hearing to be conducted by the Director of the DMME through a Hearing Officer appointed by the Supreme Court of Virginia has not yet been scheduled. On June 13, 2006, the plaintiffs in the Yukon Action also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia seeking to enjoin DMLR and DMME from issuing the permit revisions, which were ultimately issued in September 2006 and are the subject of the administrative appeal to the Director of DMME described above. The Levisa Action plaintiff filed a nearly identical action. DMME filed demurrers, but no hearing has been conducted since the DMME issued the permit in September 2006. On December 4, 2006, both the plaintiffs in the Yukon Action and Levisa nonsuited their respective “Citizen Suits,” and Buchanan County is expected to agree to not to pursue its objections, subject to certain conditions, as part of the settlement of the Buchanan County license tax issues described below.

We believe that CCC has and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines, including VP3. We also believe DMME properly issued environmental permits to CCC authorizing it to deposit naturally accumulating water from the Buchanan Mine into VP3 as well as discharging water into the Levisa River under the controlled conditions established by the permits. CCC and the other named CONSOL Energy defendants in the Yukon Action, the Levisa Action and the Pobst/Combs Action deny all liability and intend to vigorously defend the actions filed against them in connection with the removal and deposit of water from the Buchanan Mine that the Levisa Action and the Pobst/Combs Action have been settled as described above without the admission of any liability. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions, except in connection with the tentative settlement of the Levisa Action and Pobst Combs Action described above. However, if a temporary or permanent injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

On August 1, 2007, Bluestone Coal Corporation filed a lawsuit against the Company and its subsidiary, CNX Land Resources, in the United States District Court for the Southern District of West Virginia. The suit alleges that the Company breached a contract that allegedly provides Bluestone with an option to lease coal reserves within a seven-and-one-half mile radius of Bishop, WV and seeks damages of $1,200,000. The writing relied upon only refers to a right of first refusal, rather than an option. The Company has filed a motion for summary judgment based upon the fact that the alleged option did not contain the material terms necessary to avoid the bar of the statute of frauds. The Company believes that it should prevail as a matter of law and, if the motion is denied, intends to vigorously defend the case. However, if there were to be an adverse jury verdict, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CNX Gas Company LLC and Island Creek Coal Company, a subsidiary of CONSOL Energy, in the Circuit Court for the County of Tazewell, Virginia (Case No. CL07000065-00). The lawsuit alleged that CNX Gas conspired with Island Creek and has violated the Virginia Antitrust Act and tortiously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. CNX Gas and Island Creek filed motions to dismiss all counts of the complaint. On December 19, 2007, the court granted CNX Gas’ and Island Creek’s motions to dismiss all counts, with leave for GeoMet to file an amended complaint. On March 31, 2008, GeoMet filed an amended complaint. The amended complaint is again against CNX Gas and Island Creek, but it added CONSOL Energy and Cardinal States Gathering Company as additional defendants. The amended complaint restates allegations that CNX Gas, Island Creek and now CONSOL Energy and Cardinal States Gathering Company violated the Virginia Antitrust Act and tortuously interfered with GeoMet’s contractual relations, prospective contracts and business expectancies. The amended complaint seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. On June 3, 2009, the court granted in part and denied in part CNX Gas’ motion to dismiss the case on the basis of the pleadings only, dismissing the anti-trust claim of violating the essential facilities doctrine and the state law claims of tortious interference with contractual relations, prospective contracts and business expectancies, but allowing the remaining claims to proceed in the litigation. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

On January 7, 2009, CNX Gas received a civil investigative demand for information and documents from the Attorney General of the Commonwealth of Virginia regarding the company’s exploration, production, transportation and sale of coalbed methane gas in Virginia. According to the request, the Attorney General is investigating whether the company may have violated the Virginia Antitrust Act. The request for information does not constitute the commencement of legal proceedings and does not make any specific allegations against the company. CNX Gas does not believe that it has violated the Virginia Antitrust Act and the company is cooperating with the Attorney General’s investigation.

The Company is a party to a case captioned Earl Kennedy et. al v. CNX Gas and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania (Case No. 225 of 2007). The lawsuit alleges that CNX Gas and CONSOL Energy conspired and were unjustly enriched, trespassed, converted, and committed fraud relating to gas and other minerals allegedly belonging to Mr. Kennedy. The complaint, as amended, seeks injunctive relief, including having CNX Gas and CONSOL Energy be removed from the property, quiet title and compensatory damages of $20,000. The suit also sought to overturn existing law as to the ownership of coalbed methane in Pennsylvania, but that claim was dismissed by the court on July 2, 2009, in response to cross motions for summary judgment on that issue. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

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

In the three months ended June 30, 2009, CONSOL Energy collected the BLET receivable and related interest in the amount of $59,723. Upon collection of the refunds, CONSOL Energy paid third parties $4,358. CONSOL Energy recognized $55,795 in the year ended December 31, 2008 that was included in Black Lung Excise Tax Refund in the consolidated statements of income. In the three and six months ended June 30, 2009, CONSOL Energy recognized additional income related to the collection of the receivable in the amount of $348 and $700, respectively, which was also reflected in Black Lung Excise Tax Refund line in the consolidated statements of income. CONSOL Energy also recognized additional expense related to the collection of the receivable in the amount of $1,134 for the three and six months ended June 30, 2009 that is included in Cost of Goods Sold and Other Operating Charges.

At June 30, 2009, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credits are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount and Duration of Commitment
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$192,724	$96,471	$96,253	$—	$—
Environmental	63,502	60,637	2,865	—	—
Gas	14,933	172	14,761	—	—
Other	11,950	11,850	100	—	—

Total Letters of Credit	283,109	169,130	113,979	—	—

Surety Bonds:
Employee-Related	192,151	180,651	11,500	—	—
Environmental	340,515	315,560	24,955	—	—
Gas	4,904	4,863	41	—	—
Other	10,222	10,158	64	—	—

Total Surety Bonds	547,792	511,232	36,560	—	—

Guarantees:
Coal	358,257	215,055	138,234	1,999	2,969
Gas	33,048	29,948	—	—	3,100
Other	252,789	33,374	59,889	47,993	111,533

Total Guarantees	644,094	278,377	198,123	49,992	117,602

Total Commitments	$1,474,995	$958,739	$348,662	$49,992	$117,602

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

CONSOL Energy and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheet. As of June 30, 2009, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$66,576
1-3 years	63,773
3-5 years	50,282
More than 5 years	314,826

Total purchase obligations	$495,457

NOTE 11—DERIVATIVES

CONSOL Energy enters into financial derivative instruments to manage our exposure to commodity price volatility. Our derivatives are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as amended. We measure every derivative instrument at fair value and record it on the balance sheet as either an asset or liability. Changes in the fair value of the derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income or loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CONSOL Energy currently utilizes only cash flow hedges that are considered highly effective.

CONSOL Energy formally assesses both at inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in the fair values or the cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge or if a derivative ceases to be a highly effective hedge, CONSOL Energy will discontinue hedge accounting prospectively.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CONSOL Energy’s natural gas derivative instruments also participate in CONSOL Energy’s revolving credit facility. The Company has not experienced any issues of non-performance by derivative counterparties.

CONSOL Energy has entered into forward and option contracts on various commodities to manage the price risk associated with the forecasted revenues from those commodities. The objective of these hedges is to reduce the variability of the cash flows associated with the forecasted revenues from the underlying commodities.

As of June 30, 2009, the total notional amount of the Company’s outstanding natural gas forward contracts was 96.3 Bcf. These forward contracts are forecasted to settle through December 31, 2012 and meet the criteria for cash flow hedge accounting prescribed under SFAS 133. During the next twelve months, $106,452 of unrealized gain is expected to be reclassified from other comprehensive income and into earnings. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

As of June 30, 2009, the total notional amount of the Company’s outstanding coal sales options was 138 tons. These options do not qualify for hedge accounting under SFAS 133 and are expected to settle or expire over the next six months.

The fair value of CONSOL Energy’s derivative instruments at June 30, 2009 is as follows:

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133
Natural Gas Price Swaps	Prepaid Expense	$175,463		$—
Natural Gas Price Swaps	Other Assets	18,874		—

Total derivatives designated as hedging instruments under Statement 133		$194,337		$—

Derivatives not designated as hedging instruments under Statement 133
Coal Sales Options		$—	Other Liabilities	$30

Total derivatives not designated as hedging instruments under Statement 133		$—		$30

Total Derivatives		$194,337		$30

The Effect of Derivative Instruments on the Consolidated Statement of Income

for the Three Months Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivatives 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives 2009
Natural Gas Price Swaps	$30,394	Outside Sales	$66,120	Outside Sales	$(494)

Total	$30,394		$66,120		$(494)

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives 2009
Coal Sales Options	Other Income	$203

Total		$203

The Effect of Derivative Instruments on the Consolidated Statement of Income

for the Six Months Ended June 30, 2009

Derivatives in Statement 133 Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivatives 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives 2009
Natural Gas Price Swaps	$109,342	Outside Sales	$116,738	Outside Sales	$(869)

Total	$109,342		$116,738		$(869)

Derivatives not Designated as Hedging Instruments under Statement 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives 2009
Coal Sales Options	Other Income	$2,338

Total		$2,338

NOTE 12—OTHER COMPREHENSIVE INCOME:

Total comprehensive income, net of tax, for the six months ended June 30, 2009 was as follows:

	Treasury Rate Lock	Change in Fair Value of Cash Flow Hedges	Adjustments for SFAS 158	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$263	$102,625	$(564,788)	$(461,900)
Net increase in value of cash flow hedges	—	91,112	—	91,112
Reclassification of cash flow hedges from other comprehensive income to earnings	—	(96,554)	—	(96,554)
Current period change	(41)	—	190	149

Comprehensive Income	222	97,183	(564,598)	(467,193)
Comprehensive income attributable to Noncontrolling Interest	—	(1,085)	11	(1,074)

Balance at June 30, 2009	$222	$96,098	$(564,587)	$(468,267)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009
Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$194,337	$—
Coal Sales Options	$—	$(30)	$—

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) fair value option was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments:

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

The carrying amounts and fair values of financial instruments for which SFAS 159 was not elected are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$108,311	$108,311	$138,512	$138,512
Short-term notes payable	$(452,000)	$(452,000)	$(557,700)	$(557,700)
Long-term debt	$(400,013)	$(406,149)	$(402,287)	$(390,278)

NOTE 14—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the six months ended June 30, 2009, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Shoemaker and Mine 84. For the six months ended June 30, 2009, the Central Appalachian aggregated segment includes the following mines: Jones Fork, the Fola Complex, the Miller Creek Complex and the Terry Eagle Complex. For the six months ended June 30, 2009, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2008 segment information have been made to conform to the 2009 presentation. Reclassifications include changes between mines reflected in Central Appalachian and Other Coal segments to reflect the current aggregation criteria.

Industry segment results for the three months ended June 30, 2009:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$618,034	$125,382	$16,419	$23,031	$782,866	$150,759	$60,516	$—	$994,141
Sales—Gas Royalty Interests	—	—	—	—	—	8,666	—	—	8,666
Sales—Purchased Gas	—	—	—	—	—	1,166	—	—	1,166
Freight—outside	—	—	—	27,087	27,087	—	—	—	27,087
Intersegment transfers	—	—	—	—	—	107	37,664	(37,771)	—

Total Sales and Freight	$618,034	$125,382	$16,419	$50,118	$809,953	$160,698	$98,180	$(37,771)	$1,031,060

Earnings (Loss) Before Income Taxes (A)	$165,020	$23,439	$(40,250)	$1,517	$149,726	$53,116	$(3,072)	$(26,515)	$173,255

Segment assets (B)					$4,382,989	$2,182,678	$324,952	$466,681	$7,357,300

Depreciation, depletion and amortization					$77,585	$24,883	$5,007	$—	$107,475

Capital expenditures					$111,961	$80,213	$4,685	$—	$196,859

(A)	Includes equity in earnings of unconsolidated affiliates of $1,046, $295 and $2,098 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $11,419, $24,511 and $41,776 for Coal, Gas and All Other, respectively.

Industry segment results for the three months ended June 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$525,213	$130,674	$130,952	$60,389	$847,228	$179,475	$84,707	$—	$1,111,410
Sales—Gas Royalty Interests	—	—	—	—	—	22,515	—	—	22,515
Sales—Purchased Gas	—	—	—	—	—	1,647	—	—	1,647
Freight—outside	—	—	—	63,927	63,927	—	—	—	63,927
Intersegment transfers	—	—	—	—	—	1,444	36,391	(37,835)	—

Total Sales and Freight	$525,213	$130,674	$130,952	$124,316	$911,155	$205,081	$121,098	$(37,835)	$1,199,499

Earnings (Loss) Before Income Taxes (C)	$74,621	$(7,270)	$53,097	$(35,479)	$84,969	$103,105	$7,677	$(21,163)	$174,588

Segment assets (D)					$4,110,732	$1,614,398	$246,675	$619,430	$6,591,235

Depreciation, depletion and amortization					$74,295	$16,592	$4,888	$—	$95,775

Capital expenditures					$104,963	$149,254	$5,718	$—	$259,935

(C)	Includes equity in earnings of unconsolidated affiliates of $218, $6 and $2,066 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $6,925, $24,769 and $36,505 for Coal, Gas and All Other, respectively.

Industry segment results for the six months ended June 30, 2009:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$1,302,356	$251,881	$87,371	$59,494	$1,701,102	$312,664	$130,619	$—	$2,144,385
Sales—Gas Royalty Interests	—	—	—	—	—	21,298	—	—	21,298
Sales—Purchased Gas	—	—	—	—	—	2,631	—	—	2,631
Freight—outside	—	—	—	58,003	58,003	—	—	—	58,003
Intersegment transfers	—	—	—	—	—	542	75,183	(75,725)	—

Total Sales and Freight	$1,302,356	$251,881	$87,371	$117,497	$1,759,105	$337,135	$205,802	$(75,725)	$2,226,317

Earnings (Loss) Before Income Taxes (E)	$413,350	$22,362	$(17,989)	$(52,356)	$365,367	$142,121	$5,931	$(55,458)	$457,961

Segment assets (F)					$4,382,989	$2,182,678	$324,952	$466,681	$7,357,300

Depreciation, depletion and amortization					$155,790	$47,702	$10,202	$—	$213,694

Capital expenditures					$272,896	$213,763	$9,760	$—	$496,419

(E)	Includes equity in earnings of unconsolidated affiliates of $2,474, $557 and $3,769 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $11,419, $24,511 and $41,776 for Coal, Gas and All Other, respectively.

Industry segment results for the six months ended June 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$1,048,376	$257,307	$141,677	$87,958	$1,535,318	$306,874	$155,543	$—	$1,997,735
Sales—Gas Royalty Interests	—	—	—	—	—	39,019	—	—	39,019
Sales—Purchased Gas	—	—	—	—	—	5,186	—	—	5,186
Freight—outside	—	—	—	108,671	108,671	—	—	—	108,671
Intersegment transfers	—	—	—	—	—	4,586	69,327	(73,913)	—

Total Sales and Freight	$1,048,376	$257,307	$141,677	$196,629	$1,643,989	$355,665	$224,870	$(73,913)	$2,150,611

Earnings (Loss) Before Income Taxes (G)	$188,210	$(9,961)	$45,244	$(75,328)	$148,165	$181,031	$10,190	$(45,014)	$294,372

Segment assets (H)					$4,110,732	$1,614,398	$246,675	$619,430	$6,591,235

Depreciation, depletion and amortization					$146,131	$32,537	$9,835	$—	$188,503

Capital expenditures					$190,165	$235,806	$10,306	$—	$436,277

(G)	Includes equity in earnings of unconsolidated affiliates of $674, $116 and $2,855 for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $6,925, $24,769 and $36,505 for Coal, Gas and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings Before Income Taxes:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Segment Earnings Before Income Taxes for total reportable business segments	$202,842	$188,074	$507,488	$329,196
Segment Earnings Before Income Taxes for all other businesses	(3,072)	7,677	5,931	10,190
Incentive Compensation (I)	(6,139)	(5,234)	(14,980)	(12,013)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (I)	(6,116)	(5,842)	(14,902)	(10,770)
Interest income (expense), net and other non-operating activity (I)	(6,754)	(10,087)	(15,186)	(22,231)
Corporate Restructuring (I)	37	—	(2,847)	—
Lease Settlement (I)	(7,543)	—	(7,543)	—

Earnings Before Income Taxes	$173,255	$174,588	$457,961	$294,372

	June 30,
	2009	2008
Total Assets:
Segment assets for total reportable business segments	$6,565,667	$5,725,130
Segment assets for all other businesses	324,952	246,675
Items excluded from segment assets:
Cash and other investments (I)	101,206	32,503
Deferred tax assets	364,614	548,536
Recoverable income taxes	—	37,186
Bond issuance costs	861	1,205

Total Consolidated Assets	$7,357,300	$6,591,235

(I)	Excludes amounts specifically related to the gas segment.

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

Income Statement for the three months ended June 30, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$150,863	$799,027	$44,686	$(435)	$994,141
Sales—Purchased Gas	—	1,166	—	—	—	1,166
Sales—Gas Royalty Interests	—	8,666	—	—	—	8,666
Freight—Outside	—	—	27,087	—	—	27,087
Other Income (including equity earnings)	140,605	913	26,225	5,669	(133,907)	39,505

Total Revenue and Other Income	140,605	161,608	852,339	50,355	(134,342)	1,070,565
Cost of Goods Sold and Other Operating Charges	28,843	53,360	463,940	43,993	53,068	643,204
Purchased Gas Costs	—	390	—	—	—	390
Gas Royalty Interests’ Costs	—	6,470	—	—	(12)	6,458
Related Party Activity	2,972	—	33,288	359	(36,619)	—
Freight Expense	—	—	27,087	—	—	27,087
Selling, General and Administrative Expense	—	18,366	32,473	341	(15,553)	35,627
Depreciation, Depletion and Amortization	3,284	24,883	78,643	665	—	107,475
Interest Expense	3,147	1,931	1,951	4	(88)	6,945
Taxes Other Than Income	1,536	3,406	64,831	699	—	70,472
Black Lung Excise Tax Refund	—	—	(348)	—	—	(348)

Total Costs	39,782	108,806	702,213	46,061	796	897,310

Earnings (Loss) Before Income Taxes	100,823	52,802	150,126	4,294	(135,138)	173,255
Income Tax Expense (Benefit)	(12,516)	20,146	45,162	1,624	—	54,416

Earnings (Loss) before Noncontrolling Interest	113,339	32,656	104,964	2,670	(135,138)	118,839
Noncontrolling Interest	—	321	(321)	—	(5,500)	(5,500)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$113,339	$32,977	$104,643	$2,670	$(140,638)	$113,339

Balance Sheet at June 30, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$94,405	$7,570	$2,540	$3,796	$—	$108,311
Accounts and Notes Receivable:
Trade	—	32,990	114	147,648	—	180,752
Other	188	1,859	12,755	6,119	—	20,921
Inventories	—	—	266,308	58,347	—	324,655
Recoverable Income Taxes	—	—	—	—	—	—
Deferred Income Taxes	127,873	(64,770)	—	—	—	63,103
Prepaid Expenses	29,324	176,855	20,904	1,379	—	228,462

Total Current Assets	251,790	154,504	302,621	217,289	—	926,204
Property, Plant and Equipment: Property, Plant and Equipment	174,758	2,287,374	7,775,249	28,273	—	10,265,654
Less-Accumulated Depreciation, Depletion and Amortization	76,419	372,770	3,894,043	19,343	—	4,362,575

Property, Plant and Equipment—Net	98,339	1,914,604	3,881,206	8,930	—	5,903,079
Other Assets:
Deferred Income Taxes	642,326	(340,815)	—	—	—	301,511
Investment in Affiliates	4,243,806	24,511	828,285	2,251	(5,021,147)	77,706
Other	68,557	24,174	43,926	12,143	—	148,800

Total Other Assets	4,954,689	(292,130)	872,211	14,394	(5,021,147)	528,017

Total Assets	$5,304,818	$1,776,978	$5,056,038	$240,613	$(5,021,147)	$7,357,300

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$67,977	$57,201	$88,685	$18,273	$—	$232,136
Accounts Payable (Recoverable)- Related Parties	2,117,517	4,892	(2,255,958)	133,549	—	—
Short-Term Notes Payable	371,000	81,000	—	—	—	452,000
Current Portion of Long-Term Debt	412	8,461	12,935	423	—	22,231
Accrued Income Taxes	(4,049)	8,940	—	—	—	4,891
Other Accrued Liabilities	469,221	25,546	52,257	7,166	—	554,190

Total Current Liabilities	3,022,078	186,040	(2,102,081)	159,411	—	1,265,448
Long-Term Debt:	250,097	70,506	140,357	632	—	461,592
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,917	2,491,137	—	—	2,494,054
Pneumoconiosis	—	—	194,984	—	—	194,984
Mine Closing	—	—	393,653	—	—	393,653
Gas Well Closing	—	7,951	76,163	—	—	84,114
Workers’ Compensation	—	—	131,959	—	—	131,959
Deferred Revenue	—	—	—	—	—	—
Salary Retirement	167,587	—	—	—	—	167,587
Reclamation	—	—	21,818	—	—	21,818
Other	114,780	29,773	10,747	—	—	155,300

Total Deferred Credits and Other Liabilities	282,367	40,641	3,320,461	—	—	3,643,469
Noncontrolling Interest	—	(1,616)	1,616	—	236,515	236,515
Stockholders’ Equity	1,750,276	1,481,407	3,695,685	80,570	(5,257,662)	1,750,276

Total Liabilities and Stockholders’ Equity	$5,304,818	$1,776,978	$5,056,038	$240,613	$(5,021,147)	$7,357,300

Income Statement for the three months ended June 30, 2008

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$180,919	$863,301	$68,737	$(1,547)	$1,111,410
Sales—Purchased Gas	—	1,647	—	—	—	1,647
Sales—Gas Royalty Interests	—	22,515	—	—	—	22,515
Freight—Outside	—	—	63,927	—	—	63,927
Other Income (including equity earnings)	120,179	728	482	10,050	(120,042)	11,397

Total Revenue and Other Income	120,179	205,809	927,710	78,787	(121,589)	1,210,896
Cost of Goods Sold and Other Operating Charges	19,082	37,472	629,859	29,917	24,405	740,735
Purchased Gas Costs	—	1,522	—	—	—	1,522
Gas Royalty Interests’ Costs	—	21,913	—	—	(33)	21,880
Related Party Activity	5,011	—	(25,129)	38,047	(17,929)
Freight Expense	—	—	63,927	—	—	63,927
Selling, General and	—	—	—	—	—
Administrative Expense	—	14,883	25,310	(284)	(9,265)	30,644
Depreciation, Depletion and	—	—	—	—	—	—
Amortization	2,158	16,592	74,236	2,791	(2)	95,775
Interest Expense	1,440	1,683	5,434	135	(166)	8,526
Taxes Other Than Income	1,783	7,575	61,550	2,391	—	73,299

Total Costs	29,474	101,640	835,187	72,997	(2,990)	1,036,308

Earnings (Loss) Before Income Taxes	90,705	104,169	92,523	5,790	(118,599)	174,588
Income Tax Expense (Benefit)	(10,307)	40,131	29,783	2,191	—	61,798

Earnings (Loss) before Noncontrolling Interest	101,012	64,038	62,740	3,599	(118,599)	112,790
Noncontrolling Interest	—	217	(217)	—	(11,778)	(11,778)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$101,012	$64,255	$62,523	$3,599	$(130,377)	$101,012

Balance Sheet at December 31, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$132,471	$1,926	$1,714	$2,401	$—	$138,512
Accounts and Notes Receivable:
Trade	—	61,764	35	159,930	—	221,729
Other	1,767	3,080	68,910	5,795	—	79,552
Inventories	—		184,140	43,670	—	227,810
Recoverable Income Taxes	3,560	30,302	—	—	—	33,862
Deferred Income Taxes	115,599	(55,000)	—	—	—	60,599
Prepaid Expenses	23,612	152,786	40,409	4,943	—	221,750

Total Current Assets	277,009	194,858	295,208	216,739	—	983,814
Property, Plant and Equipment:
Property, Plant and Equipment	175,027	2,111,383	7,608,922	84,956	—	9,980,288
Less—Accumulated Depreciation, Depletion and Amortization	71,781	322,470	3,793,378	26,687	—	4,214,316

Property, Plant and Equipment—Net	103,246	1,788,913	3,815,544	58,269	—	5,765,972
Other Assets:
Deferred Income Taxes	664,881	(331,338)	—	—	—	333,543
Investment in Affiliates	3,734,125	25,204	930,708	1,102	(4,618,143)	72,996
Other	77,253	60,998	32,334	43,548	—	214,133

Total Other Assets	4,476,259	(245,136)	963,042	44,650	(4,618,143)	620,672

Total Assets	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$87,734	$100,565	$159,677	$37,221	$—	$385,197
Accounts Payable (Recoverable)—Related Parties	1,853,629	2,234	(1,992,924)	137,061	—	—
Short-Term Notes Payable	485,000	72,700	—	—	—	557,700
Current Portion of Long-Term Debt	1,473	8,462	12,093	373	—	22,401
Accrued Income Taxes	—	—	—	—	—	—
Other Accrued Liabilities	410,086	42,089	84,417	9,850	—	546,442

Total Current Liabilities	2,837,922	226,050	(1,736,737)	184,505	—	1,511,740
Long-Term Debt:	252,145	74,682	140,956	568	—	468,351
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,728	2,490,616	—	—	2,493,344
Pneumoconiosis	—	—	190,261	—	—	190,261
Mine Closing	—	—	393,112	11,517	—	404,629
Gas Well Closing	—	7,401	73,153	—	—	80,554
Workers’ Compensation	—	—	128,477	—	—	128,477
Deferred Revenue	—	—	—	—	—	—
Salary Retirement	194,567	—	—	—	—	194,567
Reclamation	—	—	15,363	22,830	—	38,193
Other	109,693	42,900	7,698	25,705	—	185,996

Total Deferred Credits and Other Liabilities	304,260	53,029	3,298,680	60,052	—	3,716,021
Noncontrolling Interest			—	—	212,159	212,159
Total Consol Energy Inc. Stockholders’ Equity	1,462,187	1,384,874	3,370,895	74,533	(4,830,302)	1,462,187

Total Liabilities and Stockholders’ Equity	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

Income Statement for the six months ended June 30, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$313,203	$1,737,451	$95,166	$(1,435)	$2,144,385
Sales—Purchased Gas	—	2,631	—	—	—	2,631
Sales—Gas Royalty Interests	—	21,298	—	—	—	21,298
Freight—Outside	—	—	58,003	—	—	58,003
Other Income (including equity earnings)	354,964	2,860	38,969	11,631	(345,425)	62,999

Total Revenue and Other Income	354,964	339,992	1,834,423	106,797	(346,860)	2,289,316
Cost of Goods Sold and Other Operating Charges	47,339	86,973	982,236	91,835	102,795	1,311,178
Purchased Gas Costs	—	1,920	—	—	—	1,920
Gas Royalty Interests’ Costs	—	17,071	—	—	(22)	17,049
Related Party Activity	3,519	—	61,446	787	(65,752)	—
Freight Expense	—	—	58,003	—	—	58,003
Selling, General and Administrative Expense	—	34,616	58,566	666	(27,405)	66,443
Depreciation, Depletion and Amortization	6,627	47,702	159,893	1,326	(1,854)	213,694
Interest Expense	6,972	3,888	4,763	8	(174)	15,457
Taxes Other Than Income	3,416	5,939	137,608	1,348	—	148,311
Black Lung Excise Tax Refund	—	—	(700)			(700)

Total Costs	67,873	198,109	1,461,815	95,970	7,588	1,831,355

Earnings (Loss) Before Income Taxes	287,091	141,883	372,608	10,827	(354,448)	457,961
Income Tax Expense (Benefit)	(22,067)	54,586	97,536	4,096	—	134,151

Earnings (Loss) before Noncontrolling Interest	309,158	87,297	275,072	6,731	(354,448)	323,810
Noncontrolling Interest	—	584	(584)	—	(14,652)	(14,652)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$309,158	$87,881	$274,488	$6,731	$(369,100)	$309,158

Income Statement for the six months ended June 30, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$311,460	$1,557,619	$134,104	$(5,448)	$1,997,735
Sales—Purchased Gas	—	5,186	—	—	—	5,186
Sales—Gas Royalty Interests	—	39,019	—	—	—	39,019
Freight—Outside	—	—	108,671	—	—	108,671
Other Income (including equity earnings)	209,319	10,757	56,683	19,293	(210,036)	86,016

Total Revenue and Other Income	209,319	366,422	1,722,973	153,397	(215,484)	2,236,627
Cost of Goods Sold and Other Operating Charges	32,683	62,319	1,140,901	56,237	85,321	1,377,461
Purchased Gas Costs	—	4,943	—	—	—	4,943
Gas Royalty Interests’ Costs	—	38,002	—	—	(48)	37,954
Related Party Activity	1,397	—	(7,866)	76,691	(70,222)	—
Freight Expense	—	—	108,671	—	—	108,671
Selling, General and Administrative Expense	—	27,721	47,012	2,148	(15,767)	61,114
Depreciation, Depletion and Amortization	4,269	32,537	148,158	5,426	(1,887)	188,503
Interest Expense	9,741	3,155	5,704	270	(166)	18,704
Taxes Other Than Income	3,413	12,800	123,928	4,764	—	144,905

Total Costs	51,503	181,477	1,566,508	145,536	(2,769)	1,942,255

Earnings (Loss) Before Income Taxes	157,816	184,945	156,465	7,861	(212,715)	294,372
Income Tax Expense (Benefit)	(18,278)	71,127	41,528	2,974	—	97,351

Earnings (Loss) before Noncontrolling Interest	176,094	113,818	114,937	4,887	(212,715)	197,021
Noncontrolling Interest	—	358	(358)	—	(20,927)	(20,927)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$176,094	$114,176	$114,579	$4,887	$(233,642)	$176,094

For the six months ended June 30, 2009:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$111,297	$214,075	$239,235	$1,639	$—	$566,246

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(213,763)	$(282,656)	$—	$—	$(496,419)
Investment in Equity Affiliates	—	1,250	840	—	—	2,090
Other Investing Activities	—	245	47,939	—	—	48,184

Net Cash Used in Investing Activities	$—	$(212,268)	$(233,877)	$—	$—	$(446,145)

Cash Flows from Financial Activities:
Dividends Paid	$(36,128)	$—	$—	$—	$—	$(36,128)
Purchase of Common Stock	—	—	—	—	—	—
Proceeds from Short Term Borrowing	(114,000)	8,300	—	—	—	(105,700)
Other Financing Activities	765	(4,463)	(4,532)	(244)	—	(8,474)

Net Cash (Used in) Provided by Financing Activities	$(149,363)	$3,837	$(4,532)	$(244)	$—	$(150,302)

For the six months ended June 30, 2008:

	Parent	CNX Gas	Guarantor	Non- Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$93,526	$186,779	$189,017	$655	$—	$469,977

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(235,806)	$(199,705)	$(766)	$—	$(436,277)
Investment in Equity Affiliates	—	1,081	(1,900)	—	—	(819)
Other Investing Activities	—	450	16,830	—	—	17,280

Net Cash Used in Investing Activities	$—	$(234,275)	$(184,775)	$(766)	$—	$(419,816)

Cash Flows from Financial Activities:
Dividends Paid	$(36,549)	$—	$—	$—	$—	$(36,549)
Purchase of Treasury Stock	(31)	—	—	—	—	(31)
Proceeds from Short Term Borrowing	(67,500)	27,000	—	—	—	(40,500)
Other Financing Activities	34,150	11,549	(4,242)	(1,000)	—	40,457

Net Cash (Used in) Provided by Financing Activities	$(69,930)	$38,549	$(4,242)	$(1,000)	$—	$(36,623)

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166), that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS 166 requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This Statement is effective for an entity’s first annual reporting period after November 15, 2009. Management is currently assessing this guidance to determine the impact on CONSOL Energy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The U.S. economy continued to contract in the second quarter driven by a decrease in industrial production in the manufacturing sector. This has led to a reduction in electricity generation, thereby negatively impacting demand and consumption of steam coal and natural gas. Milder weather this summer in most areas of the U.S. has further exacerbated the demand situation which has resulted in higher than normal coal stockpiles and gas storage levels across the country.

Many domestic coal companies have responded to the reduced coal demand by reducing production. Industry experts predict coal production will be reduced by at least 100 million tons in 2009. CONSOL Energy has a long history of being a production disciplined company. This year several other coal producers have also curtailed production due to market conditions. We believe that coal production cuts will continue into next year and that this should bode well for a sustained recovery in coal contract prices.

In addition, natural gas producers have rapidly idled drilling rigs since the beginning of the economic downturn, with total active natural gas drilling rigs falling by more than 50 percent. Industry analysts expect gas rig counts to remain relatively flat for the remainder of 2009 and 2010.

Capacity utilization at steel plants in the U.S. continues to improve following substantial inventory destocking efforts in late 2008 and early 2009. Steel plant capacity utilization in the U.S. has steadily increased since its low in December 2008. In addition, there are reports that nearly all metallurgical spot coal is sold out for 2009 due to preemptive buying by China since the beginning of the year and met coal production cutbacks. The current outlook is improving in the steel industry and we are cautiously optimistic regarding a recovery in metallurgical coal demand and pricing. We are seeing increased interest from South American and European steel producers that are methodically restarting previously idled blast furnaces and coking operations.

Although there is still much uncertainty in the economy, certain leading economic indicators have shown improvement. We believe that as the overall economy improves, coal production cuts will have a profound impact on contract prices. Furthermore, we expect our low-cost position in coal and gas to enable us to outperform our peers during this bottoming process.

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Net Income Attributable to CONSOL Energy

Net income attributable to CONSOL Energy changed primarily due to the following items (table in millions):

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Sale Outside	$994	$1,111	$(117)	(10.5)%
Sales Purchased Gas	1	2	(1)	(50.0)%
Sales Gas Royalty Interest	9	23	(14)	(60.9)%
Freight—Outside	27	64	(37)	(57.8)%
Other Income	39	11	28	254.5%

Total Revenue and Other Income	1,070	1,211	(141)	(11.6)%
Coal Cost of Goods Sold and Other Charges	643	741	(98)	(13.2)%
Purchased Gas Costs	—	1	(1)	(100.0)%
Gas Royalty Interest Costs	6	21	(15)	(71.4)%

Total Cost of Goods Sold	649	763	(114)	(14.9)%
Freight Expense	27	64	(37)	(57.8)%
Selling, General and Administrative Expense	36	31	5	16.1%
Depreciation, Depletion and Amortization	107	96	11	11.5%
Interest Expense	7	9	(2)	(22.2)%
Taxes Other Than Income	71	73	(2)	(2.7)%

Total Costs	897	1,036	(139)	(13.4)%

Earnings Before Income Taxes and Noncontrolling Interest	173	175	(2)	(1.1)%
Income Tax Expense	54	62	(8)	(12.9)%

Earnings Before Noncontrolling Interest	119	113	6	5.3%
Noncontrolling Interest	6	12	(6)	(50.0)%

Net Income Attributable to CONSOL Energy Inc. Shareholders	$113	$101	$12	11.9%

Net income attributable to CONSOL Energy shareholders for the three months ended June 30, 2009 was $113 million compared to $101 million in the 2008 period. Net income attributable to CONSOL Energy shareholders for the 2009 period increased in comparison to the 2008 period primarily due to:

•	Higher average coal sales prices received;

•	Higher gas sales volumes;

•	Free standing coal option mark-to-market adjustments that resulted in a $11 million net loss in the 2008 period; and

•	Coal contract customer buyouts that resulted in $14 million of income in the 2009 period.

Improvements in net income attributable to CONSOL Energy shareholders were offset, in part, by the following items:

•	Lower volumes of coal sold;

•	Lower average sales prices received for volumes of gas sold; and

•

Higher depreciation, depletion and amortization costs incurred in the 2009 period due mainly to higher gas volumes sold, higher rates per unit produced and additional assets placed in service after the 2008 period.

See discussion below for additional details of the changes in net income in the period-to-period comparison.

Revenue

Revenue and other income decreased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$775	$815	$(40)	(4.9)%
Purchased Coal	8	32	(24)	(75.0)%
Produced Gas	151	179	(28)	(15.6)%
Industrial Supplies	44	50	(6)	(12.0)%
Other	16	35	(19)	(54.3)%

Total Sales—Outside	994	1,111	(117)	(10.5)%
Gas Royalty Interest	9	23	(14)	(60.9)%
Purchased Gas	1	2	(1)	(50.0)%
Freight Revenue	27	64	(37)	(57.8)%
Other Income	39	11	28	254.5%

Total Revenue and Other Income	$1,070	$1,211	$(141)	(11.6)%

The decrease in company produced coal sales revenue during the 2009 period was due to lower volumes of coal sold, offset, in part, by higher average sales prices per ton sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	13.2	17.0	(3.8)	(22.4)%
Average Sales Price Per Ton	$58.70	$47.99	$10.71	22.3%

Sales of company-produced coal decreased in the current period due to delivery deferments of Central and Northern Appalachian steam and metallurgical grade coals. Coal consumption by the electric power sector continued to decline during the quarter due mainly to lack of industrial demand. Metallurgical grade coal sales volumes were also reduced due to a decline in the demand for steel in the period-to-period comparison. Lower volumes sold reduced sales income by approximately $182 million dollars in the period-to-period comparison. The increase in average sales price in the period-to-period comparison primarily reflects higher prices negotiated in previous periods when there was an increase in demand for coal.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The decrease of $24 million in company-purchased coal sales revenue was primarily due to lower demand in the period-to-period comparison, offset, in part, by higher sales prices.

The $28 million decrease in produced gas sales revenue in the 2009 period compared to the 2008 period was due to lower average sales price per thousand cubic feet sold, offset, in part, by higher sales volumes.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.4	18.6	3.8	20.4%
Average Sales Price Per thousand cubic feet	$6.73	$9.67	$(2.94)	(30.4)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. These increases in sales volumes were offset, in part, by approximately 1.0 Bcf due to the idling of Buchanan Mine’s longwall system throughout most of the 2009 period. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions that CNX Gas has entered. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 12.5 Bcf of our produced gas sales volumes for the three months ended June 30, 2009 at an average price of $8.96 per Mcf. In the prior year, these financial hedges represented approximately 11.7 Bcf at an average price of $9.28 per Mcf.

The $6 million decrease in revenues from the sale of industrial supplies was primarily due to lower sales volumes. Economic conditions had a negative impact on several mining customers which resulted in lower sales to this customer base. Economic conditions also resulted in the loss of sales to other major manufacturing customers.

The $19 million decrease in other sales was attributable to decreased revenues from barge towing and terminal services. The decrease is related to lower tonnage moved by barge towing and terminal services in the 2009 period compared to the 2008 period.

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.6	1.9	0.7	36.8%
Average Sales Price Per thousand cubic feet	$3.30	$11.99	$(8.69)	(72.5)%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.3	0.1	0.2	200.0%
Average Sales Price Per thousand cubic feet	$3.83	$12.36	$(8.53)	(69.0)%

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has decreased $37 million in the 2009 period primarily due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer. Also, freight revenue decreased due to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Customer buyout of coal contracts	$14	$—	$14	100.0%
Reversal/recognition of unrealized losses on options	—	(11)	11	100.0%
Gain on sale of assets	8	1	7	700.0%
Equity in earnings of affiliates	3	2	1	50.0%
Contract towing	1	3	(2)	(66.7)%
Other miscellaneous	13	16	(3)	(18.8)%

Total other income	$39	$11	$28	254.5%

In the three months ended June 30, 2009, $14 million of income was recognized related to contracts with certain customers who were unable to take delivery of previously contracted coal tonnage. These customers agreed to buy out their contracts in order to release them from the requirement of taking delivery of previously committed tons.

Mark-to-market adjustments for free standing coal sales options resulted in approximately $11 million of unrealized losses in the 2008 period. The June 30, 2009 market price of coal did not materially change from March 31, 2009 and therefore, the mark-to-market adjustments did not result in any significant income adjustment in the 2009 period.

Gain on sale of assets increased $7 million in the period-to-period comparison. Approximately $6 million of the gain on sale of assets relates to the recognition of the deferred gain on the 2005 sale/leaseback of the previous CONSOL Energy corporate office building. CONSOL Energy has relocated the corporate headquarters and has ceased use of the previous corporate office building. Accordingly, a liability for the present value of the remaining lease payments has been recognized in Cost of Goods Sold and Other Charges and the remaining deferred gain from the original transaction has been recognized in Other Income. Gain on sale of assets also changed $1 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Equity in earnings of affiliates increased $1 million in the 2009 period due to various transactions entered into by our equity affiliates throughout both periods, none of which were individually material.

Contract towing revenue has decreased approximately $2 million due primarily to the general slow-down in the economy, negatively impacting the volume of material being shipped via river transportation.

Other miscellaneous income decreased $3 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges decreased due to the following:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$446	$550	$(104)	(18.9)%
Purchased Coal	11	33	(22)	(66.7)%
Produced Gas	52	45	7	15.6%
Industrial Supplies	42	53	(11)	(20.8)%
Closed and Idle Mines	9	14	(5)	(35.7)%
Other	83	46	37	80.4%

Total Cost of Goods Sold and Other Charges Outside	643	741	(98)	(13.2)%
Gas Royalty Interest	6	21	(15)	(71.4)%
Purchased Gas	—	1	(1)	(100.0)%

Total Cost of Goods Sold	$649	$763	$(114)	(14.9)%

Produced coal cost of goods sold and other charges decreased primarily due to lower sales volumes, offset, in part, by a 4.4% increase in average unit cost per ton sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	13.2	17.0	(3.8)	(22.4)%
Average Cost of Goods Sold and Other Charges Per Ton	$33.80	$32.36	$1.44	4.4%

Average cost of goods sold and other charges per ton sold increased in the period-to-period comparison primarily due to an increase in average unit costs related to the following items:

•

In general, the average cost of goods sold per unit has increased due to the reduced amount of tons sold from CONSOL Energy mines. The reduction in tons sold reflects the weak economic environment which has affected electricity generation and correspondingly impacted the demand for coal. Fixed costs incurred at our mining operations are now spread over fewer tons sold, which has negatively impacted average unit costs. Also, the Buchanan Mine longwall was idled throughout most of the 2009 period, while the continuous mining machines continued to operate to prepare the mine for the advancement of the longwall equipment. Continuous mining machine average unit costs per ton are higher than a longwall average unit cost per ton. This is due to the continuous mining machine being more labor and supply intensive than the longwall.

•

Labor costs have increased $1.59 per ton sold primarily due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor costs also increased due to the higher average number of employees in the 2009 period compared to the 2008 period reflecting the utilization of new work schedules that require more manpower. The average increase in unit cost for labor was also impacted by lower sales volumes due to the economic environment as discussed above.

•

Subsidence unit costs have increased $1.12 per ton sold primarily due to additional estimated Pennsylvania stream remediation requirements. We have received notices for past longwall activities which resulted in lower stream flows and water pooling areas, both of which we are required to remediate. The revised estimated cost of the remediation was recognized in the three months ended June 30, 2009.

•	Other unit costs decreased due to various items that occurred throughout both periods, none of which were individually material.

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

Gas cost of goods sold and other charges increased due primarily to a 20.4% increase in volumes of produced gas sold, offset, in part by a 4.5% decrease in average unit costs.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	22.4	18.6	3.8	20.4%
Average Cost Per thousand cubic feet	$2.31	$2.42	$(0.11)	(4.5)%

Average costs per unit decreased in the 2009 period as a result of several factors.

•	Well service costs have decreased by $0.11 per thousand cubic feet due to lower contract rig hours needed as a result of less pump maintenance being required in the 2009 period.

•	Gob well collection costs decreased $0.06 per thousand cubic feet due primarily to the idling of the Buchanan longwall throughout the majority of the 2009 period.

•

Compression expenses decreased $0.04 per thousand cubic feet due primarily to a reduction in the number of compressors utilized in the Northern Appalachian production field. Due to the slow-down in the drilling program in Northern Appalachia, rented compressors have been returned to more appropriately design the gathering fields for existing needs.

•

Other costs decreased $0.16 per thousand cubic feet due primarily to the impact of additional volumes in the period-to-period comparison. Fixed costs which remained consistent in the period-to-period comparison are spread over the additional volumes sold to positively impact average unit costs. The other decrease was also attributable to various transactions that occurred throughout both periods, none of which were individually material.

These decreases in average unit costs were offset, in part, by the following items:

•

CNX Gas has incurred approximately $0.12 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of CNX Gas’ drilling contracts with third parties require various minimums to be paid when drill rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment which caused the minimums to be incurred.

•	Firm transportation costs have increased $0.09 per thousand cubic feet due primarily to acquiring additional capacity in the Northern Appalachian region after the 2008 period.

•	Power and fuel costs increased $0.05 per thousand cubic feet due primarily to a power rate increase which occurred after the 2008 period.

Industrial supplies cost of goods sold decreased $11 million primarily due to lower sales volumes as a result of the slow-down in the economic environment. Decreases in cost of goods sold were also related to changes in the last-in-first-out (LIFO) inventory values related to changes in inventory volumes in the period-to-period comparison as well as reduced metal indexes used in calculating the LIFO reserve.

Closed and idle mine cost of goods sold decreased approximately $5 million in the 2009 period compared to the 2008 period. The decrease was primarily attributable to a reduction of $23 million of expense due to decreases in the mine closing, perpetual care water treatment and reclamation liabilities. These decreases in costs primarily related to adjustments in engineering estimates of water quality and flows, as well as changes in the credit adjusted risk free interest rates. This reduction in costs was offset, in part, by increased costs related to

Mine 84. Expenses of approximately $12 million were incurred to pull underground equipment out of the mine in preparation of idling and to construct seals to close sections of the underground mine works so that the mine can be maintained in a more efficient manner. Increases were also attributable to the idled Shoemaker Mine incurring approximately $2 million of additional expenses in the current period related to continuing to maintain the mine in an idled status. Closed and idle mine cost of goods sold were also $4 million higher due to various transactions that occurred throughout both periods, none of which were individually material.

Other cost of goods sold increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Legal settlement	$15	$—	$15	100.0%
Cease use expenses	13	—	13	100.0%
Dry hole and other costs	6	—	6	100.0%
Stock-based compensation	14	10	4	40.0%
Incentive compensation	11	8	3	37.5%
Terminal/River operations	14	21	(7)	(33.3)%
Miscellaneous other	10	7	3	42.9%

Other cost of goods sold and other charges	$83	$46	$37	80.4%

Legal settlement of $15 million represents the amount accrued for the settlement of the Levisa Action and the Pobst/Combs Action, which is discussed in “Note 10—Commitments and Contingencies” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Approximately $13 million of cease use expense relates to the relocation of CONSOL Energy corporate office and the cease use of the old facility. Accordingly, a liability for the present value of the remaining lease payments has been recognized in Cost of Goods Sold and Other Charges and resulted in $13 million of expense. The remaining deferred gain from the original transaction was also recognized as discussed in the other income.

Dry hole and other costs of $6 million were incurred by the gas segment in the 2009 period. These costs primarily related to the determination that certain areas where an exploration well had been drilled would not be economical to pursue development. The costs for the exploration well, which were previously capitalized, were expensed. Other costs include costs which were previously capitalized related to permitting certain areas in advance of drilling. Costs related to particular permits where management has determined that no drilling will take place have been expensed. None of these charges were incurred in the 2008 period.

Stock-based compensation expense increased $4 million in the period-to-period comparison primarily due to $3 million of fair value adjustments associated with the exchange offer to convert CNX Gas performance share units into CONSOL restricted stock units. The 2009 period also includes approximately $1 million of additional expense due to expanding the stock-based compensation program to include additional employees.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined production, safety and cost targets and the employees reach predetermined performance targets. Incentive compensation expense increased $3 million due to exceeding the predetermined targets in the 2009 period.

Terminal/River operation charges have decreased approximately $7 million in the period-to-period comparison due to lower tonnage moved and lower employee counts throughout the 2009 period.

Miscellaneous other cost of goods sold and other charges increased $3 million due to various transactions that occurred throughout both periods, none of which were individually material.

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and the decrease in costs relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.6	1.9	0.7	36.8%
Average Cost Per thousand cubic feet	$2.46	$11.65	$(9.19)	(78.9)%

Purchased gas costs represent volumes of gas purchased from third party producers that we sell at market prices. The $1 million decrease in cost of goods sold and other charges related to purchased gas represents overall price changes and contractual differences among customers in the year-to-date period-to-period comparison.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	0.2	0.1	0.1	100.0%
Average Cost Per thousand cubic feet	$2.26	$11.42	$(9.16)	(80.2)%

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has decreased in the 2009 period primarily due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer. Also, freight expense decreased due to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer.

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Freight expense	$27	$64	$(37)	(57.8)%

Selling, general and administrative costs have increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Association/charitable contributions	$5	$3	$2	66.7%
Wages, salaries and related benefits	16	15	1	6.7%
Rentals	2	1	1	100.0%
Professional, consulting and other purchased services	8	7	1	14.3%
Advertising and promotion	1	2	(1)	(50.0)%
Other	4	3	1	33.3%

Total Selling, General and Administrative	$36	$31	$5	16.1%

Association assessments and charitable contributions have increased $2 million in the period-to-period comparison due to increased level of giving and participation in associations.

Wages, salaries and related benefits have increased approximately $1 million primarily due to increased costs of salaried benefits.

Rentals have increased $1 million primarily due to rent expense related to the new CONSOL Energy headquarters.

Costs of professional, consulting and other purchased services were $1 million higher in the 2009 period compared to the 2008 period due to various consulting expenses related to strategic and financial advisory service in the 2009 period, none of which were individually material.

Advertising and promotion expenses decreased $1 million due to timing of various advertising expenses throughout both periods, none of which were individually material.

Other selling, general and administrative costs increased $1 million due to timing of various transactions that have occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Coal	$77	$74	$3	4.1%
Gas:
Production	20	12	8	66.7%
Gathering	5	5	—	—

Total Gas	25	17	8	47.1%
Other	5	5	—	—

Total Depreciation, Depletion and Amortization	$107	$96	$11	11.5%

The $3 million increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2008 period.

The $8 million increase in gas production related depreciation, depletion and amortization was primarily due to increased production combined with an increase in units of production rates in the period-to-period comparison. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded on the straight-line method and remained consistent at $5 million in the period-to-period comparison.

Other depreciation remained consistent at $5 million in the period-to-period comparison.

Interest expense decreased in the 2009 period compared to the 2008 period due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Interest on unrecognized tax benefits	$—	$1	$(1)	(100.0)%
Revolver	2	2	—	—
Capitalized lease	1	1	—	—
Long-term secured notes	7	7	—	—
Other	(3)	(2)	(1)	50.0%

Total Interest Expense	$7	$9	$(2)	(22.2)%

Interest on unrecognized tax benefits decreased $1 million primarily due to the settlement of uncertain tax positions after the 2008 period.

Revolver interest expense is related to the amounts drawn on the credit facility. The expense related to the revolver remained consistent in the period-to-period comparison due to the lower interest rates on the facility in the 2009 period compared to the 2008 period, offset by higher average amounts drawn in the 2009 period.

Interest expense related to capitalized leases and long-term secured notes remained consistent in the period-to-period comparison.

Other interest expense decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Taxes other than income decreased $2 million primarily due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$41	$41	$—	—
Gas	2	6	(4)	(66.7)%

Total Production Taxes	43	47	(4)	(8.5)%
Other taxes:
Coal	24	21	3	14.3%
Gas	1	2	(1)	(50.0)%
Other	3	3	—	—

Total Other Taxes	28	26	2	7.7%

Total Taxes Other Than Income	$71	$73	$(2)	(2.7)%

Coal production taxes remained consistent in the period-to-period comparison primarily due to the increase in average sales price for produced coal offset by lower coal production volumes in the period-to-period comparison.

Gas production taxes decreased $4 million due to lower severance taxes attributable to the lower average sales prices for gas, offset, in part, by higher gas sales volumes.

Other coal taxes increased $3 million in the 2009 period primarily due to a reduction in the tax credit generated by production in the state of Virginia as a result of the idling of the longwall at the Buchanan Mine which reduced production during the 2009 period.

Other gas taxes decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Other taxes have remained consistent in the period-to-period comparison.

Income Taxes

	2009 Period	2008 Period	Variance	Percentage Change
Earnings Before Income Taxes	$173	$175	$(2)	(1.1)%
Income Tax Expense	$54	$62	$(8)	(12.9)%
Effective Income Tax Rate	31.4%	35.4%	(4.0)%

CONSOL Energy’s effective income tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Noncontrolling Interest

Noncontrolling interest represents 16.7% of CNX Gas net income which CONSOL Energy does not own.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Net Income Attributable to CONSOL Energy Shareholders

Net income attributable to CONSOL Energy shareholders changed primarily due to the following items (table in millions):

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Sale Outside	$2,144	$1,998	$146	7.3%
Sales Purchased Gas	3	5	(2)	(40.0)%
Sales Gas Royalty Interest	21	39	(18)	(46.2)%
Freight—Outside	58	109	(51)	(46.8)%
Other Income	63	86	(23)	(26.7)%

Total Revenue and Other Income	2,289	2,237	52	2.3%
Coal Cost of Goods Sold and Other
Charges	1,311	1,377	(66)	(4.8)%
Purchased Gas Costs	2	5	(3)	(60.0)%
Gas Royalty Interest Costs	17	38	(21)	(55.3)%

Total Cost of Goods Sold	1,330	1,420	(90)	(6.3)%
Freight Expense	58	109	(51)	(46.8)%
Selling, General and Administrative Expense	66	61	5	8.2%
Depreciation, Depletion and Amortization	214	189	25	13.2%
Interest Expense	15	19	(4)	(21.1)%
Taxes Other Than Income	148	145	3	2.1%

Total Costs	1,831	1,943	(112)	(5.8)%

Earnings Before Income Taxes and Noncontrolling Interest	458	294	164	55.8%
Income Tax Expense	134	97	37	38.1%

Earnings Before Noncontrolling Interest	324	197	127	64.5%
Noncontrolling Interest	15	21	(6)	(28.6)%

Net Income attributable to CONSOL Energy Inc. Shareholders	$309	$176	$133	75.6%

Net income attributable to CONSOL Energy shareholders for the six months ended June 30, 2009 was $309 million compared to $176 million in the six months ended June 30, 2008. Net income attributable to CONSOL Energy shareholders for the year-to-date 2009 period increased in comparison to the year-to-date 2008 period primarily due to:

•	Higher average coal sales prices;

•	Higher gas sales volumes;

•	Customer coal contract buy-outs which resulted in $14 million of income; and

•	Contract buy-outs which were negotiated with customers to release tonnage under lower priced contracts resulted in $19 million of expense in the year-to-date 2008 period.

Improvements in net income attributable to CONSOL Energy shareholders were offset, in part, by the following items:

•	Lower volume of coal sold;

•	Lower average sales prices for gas volumes sold;

•	Business interruption insurance settlement of $50 million recognized in the year-to-date 2008 period related to the Buchanan roof collapse incident; and

•

Higher depreciation, depletion and amortization costs incurred in the year-to-date 2009 period due mainly to higher gas volumes produced, higher rates per unit produced and additional assets placed in service after the 2008 period.

See discussion below for additional details of the changes in net income in the year-to-date period-to-period comparison.

Revenue

Revenue and other income increased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$1,679	$1,483	$196	13.2%
Purchased Coal	22	53	(31)	(58.5)%
Produced Gas	313	307	6	2.0%
Industrial Supplies	94	95	(1)	(1.1)%
Other	36	60	(24)	(40.0)%

Total Sales—Outside	2,144	1,998	146	7.3%
Gas Royalty Interest	21	39	(18)	(46.2)%
Purchased Gas	3	5	(2)	(40.0)%
Freight Revenue	58	109	(51)	(46.8)%
Other Income	63	86	(23)	(26.7)%

Total Revenue and Other Income	$2,289	$2,237	$52	2.3%

The increase in company produced coal sales revenue during the year-to-date 2009 period was due to the higher average price per ton sold, offset, in part, by lower sales volumes of company produced coal sold.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	28.5	32.6	(4.1)	(12.6)%
Average Sales Price Per Ton	$59.01	$45.42	$13.59	29.9%

The increase in average sales price in the year-to-date period-to-period comparison primarily reflects higher prices negotiated in previous periods when there was an increase in demand for coal. Sales of company-produced coal decreased in the current period due to delivery deferments of Central and Northern Appalachian steam and metallurgical grade coals. Coal consumption by the electric power sector continued to decline during the year-to-date period due mainly to lack of industrial demand. Metallurgical grade coal sales volumes were also reduced due to a decline in the demand for steel in the period-to-period comparison. Lower volumes sold reduced sales income by approximately $190 million dollars in the year-to-date period-to-period comparison.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The decrease of $31 million in company-purchased coal sales revenue was primarily due to a decrease in demand in the year-to-date period-to-period comparison, offset, in part, by higher sales prices.

The increase of $6 million in produced gas sales revenue in the year-to-date 2009 period compared to the 2008 period was due to higher sales volumes, offset, in part, by lower average sales price per thousand cubic feet sold.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	44.2	34.0	10.2	30.0%
Average Sales Price Per thousand cubic feet	$7.08	$9.04	$(1.96)	(21.7)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. These increases in sales volumes were offset, in part, by approximately 1.2 Bcf due to the idling of Buchanan mine longwall system throughout the majority of the year-to-date 2009 period. The decrease in average sales price is the result of the general market price decreases in the year-to-date period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions that CNX Gas has entered. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 23.2 Bcf of our produced gas sales volumes for the six months ended June 30, 2009 at an average price of $9.37 per Mcf. In the prior year, these financial hedges represented approximately 17.8 Bcf at an average price of $8.97 per Mcf.

The $1 million decrease in revenues from the sale of industrial supplies was primarily due to lower sales volumes. Economic conditions had a negative impact on several mining customers which impacts sales revenue. Economic conditions also resulted in the loss of sales to other major manufacturing customers. These decreases were offset, in part, by higher sales volumes related to the November 2008 acquisition of North Penn Pipe & Supply, LLC.

The $24 million decrease in other sales was attributable to decreased revenues from barge towing and terminal services. The decrease is related to lower tonnage moved by the barge towing and terminal services in the 2009 period compared to the 2008 period. Lower tonnage moved reflects the weak economic environment which has reduced the volume of products moved on the rivers.

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	4.9	3.8	1.1	28.9%
Average Sales Price Per thousand cubic feet	$4.38	$10.29	$(5.91)	(57.4)%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.6	0.6	—	—
Average Sales Price Per thousand cubic feet	$4.63	$8.94	$(4.31)	(48.2)%

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has decreased $51 million in the year-to-date 2009 period primarily due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer. Also, freight revenue decreased due to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Insurance proceeds	$—	$50	$(50)	(100.0)%
Proceeds from relinquishments of mining rights	—	6	(6)	(100.0)%
Contract towing	3	6	(3)	(50.0)%
Royalty income	7	10	(3)	(30.0)%
Gain on Sale of Assets	10	8	2	25.0%
Equity in earnings of affiliates	7	4	3	75.0%
Customer buyout of coal contracts	14	—	14	100.0%
Reversal/recognition of unrealized losses on options	2	(20)	22	(110.0)%
Other miscellaneous	20	22	(2)	(9.1)%

Total other income	$63	$86	$(23)	(26.7)%

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

In the year-to-date 2008 period, approximately $6 million was received from a third party in order for CONSOL Energy to relinquish mining certain in-place coal reserves.

Contract towing revenue has decreased approximately $3 million due primarily to the general slow-down in the economy negatively impacting the volume of material being shipped via river transportation.

Royalty income decreased $3 million primarily due to lower volumes of CONSOL Energy coal produced by third-parties.

Gain on sale of assets increased $2 million in the period-to-period comparison. Approximately $6 million of the gain on sale of assets relates to the recognition of the deferred gain on the 2005 sale/leaseback of the previous CONSOL Energy corporate office building. CONSOL Energy has relocated the corporate headquarters and has ceased use of the previous corporate office building. Accordingly, a liability for the present value of the remaining lease payments has been recognized in Cost of Goods Sold and Other Charges and the remaining deferred gain from the original transaction has been recognized in Other Income. Gain on sale of assets also decreased $4 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Equity in earnings of affiliates increased $3 million in the year-to-date 2009 period due to various transactions entered into by our equity affiliates throughout both periods, none of which were individually material.

In the year-to-date 2009 period, $14 million of income was recognized related to contracts with certain customers that were unable to take delivery of previously contracted coal tonnage. These customers agreed to buy out their contracts in order to release them from the requirement of taking delivery of previously committed tons.

In the year-to-date 2009 period, mark-to-market adjustments for free standing coal sales options resulted in approximately a $2 million reversal of previously recognized unrealized losses. The reversal of losses was primarily due to the decrease in market price of coal at June 30, 2009 compared to December 31, 2008. These free standing coal sales options mark-to-market adjustments resulted in a $20 million unrealized loss in the year-to-date 2008 period.

Other miscellaneous income decreased $2 million in the year-to-date period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges decreased due to the following:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$929	$991	$(62)	(6.3)%
Purchased Coal	26	56	(30)	(53.6)%
Produced Gas	98	79	19	24.1%
Industrial Supplies	84	94	(10)	(10.6)%
Closed and Idle Mines	46	40	6	15.0%
Other	128	117	11	9.4%

Total Cost of Goods Sold and Other Charges Outside	1,311	1,377	(66)	(4.8)%
Gas Royalty Interest	17	38	(21)	(55.3)%
Purchased Gas	2	5	(3)	(60.0)%

Total Cost of Goods Sold	$1,330	$1,420	$(90)	(6.3)%

Produced coal cost of goods sold and other charges decreased primarily due to lower sales volumes, offset, in part, by a 7.5% increase in average unit cost per ton sold.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	28.5	32.6	(4.1)	(12.6)%
Average Cost of Goods Sold and Other Charges Per Ton	$32.63	$30.36	$2.27	7.5%

Average cost of goods sold and other charges increased in the period-to-period comparison primarily due to an increase in average unit costs related to the following items:

•

In general, average cost of goods sold per unit has increased due to the reduced amount of tons sold from CONSOL Energy mines. The reduction in tons sold reflects the weak economic environment which has affected electricity generation and correspondingly the demand for coal. Fixed costs incurred at our mining operations are now spread over fewer tons sold, which has negatively impacted average unit costs. Also, the Buchanan Mine longwall was idled throughout most of the current period, while the continuous mining machines continued to operate to prepare the mine for the advancement of the longwall equipment. Continuous mining machine average unit costs per ton are higher than a longwall unit average unit cost per ton. This is due to the continuous mining machine being more labor and supply intensive than the longwall unit.

•

Labor costs have increased $1.09 per ton sold due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor costs also increased due to the higher average number of employees in the year-to-date 2009 period compared to the year to date 2008 period reflecting the utilization of new work schedules that require more manpower. The average increase in unit cost for labor was also impacted by lower sales volumes due to the economic environment as discussed above.

•

Subsidence unit costs have increased $0.55 per ton sold primarily due to additional estimated Pennsylvania stream remediation requirements. We have received violation notices for past longwall activities which resulted in lower stream flows and water pooling areas both of which we are required to remediate.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $30 million in purchased coal cost of goods sold and other charges in the year-to-date 2009 period was primarily due to lower volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 30.0% increase in volumes of produced gas sold, offset, in part, by lower average cost per unit sold.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	44.2	34.0	10.2	30.0%
Average Cost Per thousand cubic feet	$2.23	$2.33	(0.10)	(4.3)%

Average costs per unit decreased in the year-to-date 2009 period as a result of several factors:

•

Well service costs per unit have decreased by $0.07 per thousand cubic feet due to lower contract service rig hours needed as a result of fewer pump changes being required in the year-to-date 2009 period.

•

Lower gob collection charges per unit were primarily due to the Buchanan longwall being idled throughout most of the period. Gob collection charges were $0.04 per thousand cubic feet lower in the year-to-date 2009 period compared to the year-to-date 2008 period.

•

Compression costs were $0.03 per thousand cubic feet lower in the period-to-period comparison. The dollars spent on compression were consistent in the period-to-period comparison, therefore the increased volumes sold reduced the per unit calculation.

•	Other costs decreased $0.13 per thousand cubic feet due primarily to the impact of additional volumes of gas sold during the year-to-date 2009 period.

These decreases in costs were offset, in part, by the following items:

•	Firm transportation costs have increased $0.09 per thousand cubic feet due primarily to acquiring additional capacity in the Northern Appalachian region after the 2008 period.

•

CNX Gas has incurred approximately $0.08 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of the drilling contracts that CNX Gas is party to require various minimums to be paid when drill rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These charges resulted in an increase to costs.

Industrial supplies cost of goods sold decreased $10 million primarily due to decreased sales volumes as a result of slow-down in the economic environment. Decreases in cost of goods sold were also related to changes in the last-in-first-out (LIFO) inventory values related to changes in inventory volumes in the period-to-period comparison as well as reduced metal indexes used in calculating the LIFO reserve.

Closed and idle mine cost of goods sold increased approximately $6 million in the year-to-date 2009 period compared to the year-to-date 2008 period. Approximately $16 million of increased expenses were incurred at Mine 84 to pull underground equipment out of the mine in preparation of idling and to construct seals to close sections of the underground mine works so that the mine can be maintained in a more efficient manner. Increases were also attributable to the idled Shoemaker Mine incurring approximately $7 million of additional expenses in the current period related to continuing to maintain the mine in an idled status. Closed and idle mine cost of goods sold were also $6 million higher due to various transactions that occurred throughout both periods, none of which were individually material. The increase in closed and idle mine cost of goods sold were offset, in part, by a reduction of $23 million of expense due to decreases in the mine closing, perpetual care water treatment and reclamation liabilities. These decreases in costs primarily related to adjustments in engineering estimates of water quality and flows, as well as changes in the credit adjusted risk free interest rates.

Other cost of goods sold increased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Legal settlement	$15	$—	$15	100.0%
Cease use expenses	13	—	13	100.0%
Dry hole and other costs	6	—	6	100.0%
Incentive compensation	22	16	6	37.5%
Stock-based compensation	20	16	4	25.0%
Severance pay	3	—	3	100.0%
Terminal/River operations	29	42	(13)	(31.0)%
Contract settlements	—	19	(19)	(100.0)%
Miscellaenous other	20	24	(4)	(16.7)%

Other cost of goods sold and other charges	$128	$117	$11	9.4%

Legal settlement of $15 million represents the amount accrued for the settlement of the Levisa Action and the Pobst/Combs Action which is discussed in “Note 10—Commitments and Contingencies” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Approximately $13 million of cease use expense relates to the relocation of CONSOL Energy corporate office and the cease use of the old facility. Accordingly, a liability for the present value of the remaining lease payments has been recognized in Cost of Goods Sold and Other Charges and resulted in $13 million of expense. The remaining deferred gain from the original transaction was also recognized as discussed in the other income.

Dry hole and other costs of $6 million were incurred by the gas segment in the year-to-date 2009 period. These costs related to the determination that certain areas where an exploration well had been drilled would not be economical to pursue. The costs for the exploration wells, which were previously capitalized, were expensed. Other costs include costs which were previously capitalized related to permitting certain areas in advance of drilling. Costs related to particular permits where management has determined that no drilling will take place have been expensed. None of these charges were incurred in the year-to-date 2008 period.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined production, safety and cost targets and the employees reach predetermined performance targets. Incentive compensation expense increased $6 million due to exceeding the predetermined targets in the year-to-date 2009 period.

Stock-based compensation expense increased $4 million in the year-to-date period-to-period comparison primarily due to $3 million of fair value adjustments associated with the exchange offer to convert CNX Gas performance share units into CONSOL restricted stock units. The 2009 year-to-date period also includes approximately $1 million of additional expense due to expanding the stock-based compensation program to include additional employees.

Severance pay relates to the administrative staff reductions in force which occurred due to the economic environment in which we operate.

Terminal/River operation charges have decreased approximately $13 million in the year-to-date period-to-period comparison due to lower tonnage moved and lower employee counts throughout the 2009 period.

In the year-to-date 2008 period, CONSOL Energy agreed to buy out coal sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the year-to-date 2009 period.

Miscellaneous other cost of goods sold and other charges decreased $4 million due to various transactions throughout both periods, none of which were individually material.

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and the decrease in price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	4.9	3.8	1.1	28.9%
Average Cost Per thousand cubic feet	$3.51	$10.01	$(6.50)	(64.9)%

Purchased gas costs represent volumes of gas purchased from third party producers that we sell at market prices. The increase in cost of goods sold and other charges related to purchased gas represents overall price changes and contractual differences among customers in the period-to-period comparison.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	0.5	0.6	(0.1)	(16.7)%
Average Cost Per thousand cubic feet	$3.64	$8.52	$(4.88)	(57.3)%

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has decreased $51 million in the year-to-date 2009 period primarily due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer. Also, freight expense decreased due to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Freight expense	$58	$109	$(51)	(46.8)%

Selling, general and administrative costs have increased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Rentals	$5	$2	$3	150.0%
Wages, salaries and related benefits	31	30	1	3.3%
Association/charitable contributions	6	5	1	20.0%
Professional, consulting and other purchased services	15	15	—	—
Advertising and promotion	3	2	1	50.0%
Other	6	7	(1)	(14.3)%

Total Selling, General and Administrative	$66	$61	$5	8.2%

Rentals have increased primarily due to rent expense related to the new CONSOL Energy headquarters.

Wages, salaries and related benefits have increased approximately $1 million primarily due to increased costs of salaried benefits.

Association assessments and charitable contributions have increased $1 million in the year-to-date period-to-period comparison due to increased level of charitable contributions and additional participation in various associations.

Costs of professional, consulting and other purchased services remained consistent in the year-to-date period-to-period comparison.

Advertising and promotion expenses increased $1 million due to timing of various advertising expenses throughout both periods, none of which were individually material.

Other selling, general and administrative costs decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Coal	$155	$146	$9	6.2%
Gas:
Production	37	23	14	60.9%
Gathering	11	10	1	10.0%

Total Gas	48	33	15	45.5%
Other	11	10	1	10.0%

Total Depreciation, Depletion and Amortization	$214	$189	$25	13.2%

The $9 million increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2008 period.

The $14 million increase in gas production related depreciation, depletion and amortization was primarily due to increased production combined with an increase in units of production rates in the year-to-date period-to-period comparison. These rates, which are recalculated annually, increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. Rates are generally calculated using the net book value of assets at the end of the year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded on the straight-line method and increased $1 million in the year-to-date period-to-period comparison due to assets placed in service after the 2008 period.

Other depreciation increased $1 million in the year-to-date period-to-period comparison due to various assets being placed in service after the 2008 period, none of which were individually material.

Interest expense decreased in the year-to-date 2009 period compared to the year-to-date 2008 period due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Revolver	$3	$5	$(2)	(40.0)%
Interest on unrecognized tax benefits	—	1	(1)	(100.0)%
Capitalized lease	3	3	—	—
Long-term secured notes	13	13	—	—
Other	(4)	(3)	(1)	33.3%

Total Interest Expense	$15	$19	$(4)	(21.1)%

Revolver interest expense is related to the amounts drawn on the credit facility. The decrease is related to lower interest rates on the facility in the year-to-date 2009 period compared to the year-to-date 2008 period, offset, in part, by higher average amounts drawn in 2009.

Interest on unrecognized tax benefits decreased $1 million due primarily to the settlement of uncertain tax positions after the 2008 period.

Interest expense related to capitalized leases and long-term secured notes remained consistent in the period-to-period comparison.

Other interest expense decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Taxes other than income increased primarily due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$90	$82	$8	9.8%
Gas	2	10	(8)	(80.0)%

Total Production Taxes	92	92	—	—
Other taxes:
Coal	47	44	3	6.8%
Gas	4	3	1	33.3%
Other	5	6	(1)	(16.7)%

Total Other Taxes	56	53	3	5.7%

Total Taxes Other Than Income	$148	$145	$3	2.1%

Increased coal production taxes are primarily due to higher severance taxes attributable to the increase in average sales price for produced coal. These improvements were offset, in part, by lower coal production volumes in the year-to-date period-to-period comparison.

Gas production taxes decreased $8 million due to lower severance taxes attributable to lower average sales prices for gas, offset, in part, by higher gas sales volumes. Lower severance taxes in the year-to-date period-to-period comparison are also related to a revised estimate of pending litigation.

Other coal taxes have increased approximately $3 million due to higher property taxes related to reassessments on property primarily in West Virginia and Pennsylvania owned by CONSOL Energy. The increase was also due to a reduction in the tax credit generated by production in the state of Virginia as a result of the idling of the longwall at the Buchanan Mine which reduced production during the 2009 period.

Other gas taxes increased $1 million in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Other taxes have decreased $1 million in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Income Taxes

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Earnings Before Income Taxes	$458	$294	$164	55.8%
Income Tax Expense	$134	$97	$37	38.1%
Effective Income Tax Rate	29.3%	33.0%	(3.7)%

CONSOL Energy’s effective income tax rate is sensitive to changes to the relationship between pre-tax earnings and percentage depletion. The proportion of coal pre-tax earnings and gas pre-tax earnings also impacts the benefit of percentage depletion on the effective tax rate. See “Note 5—Income Taxes” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Noncontrolling Interest

Noncontrolling interest represents 16.7% of CNX Gas net income which CONSOL Energy does not own.

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $1 billion senior secured credit facility which expires in June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in March 2012. The agreement provides for the release of collateral at the request of CONSOL Energy upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 24.44 to 1.00 at June 30, 2009. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.93 to 1.00 at June 30, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At June 30, 2009, the facility had approximately $371 million drawn and $268 million of letters of credit outstanding, leaving $361 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

Pennsylvania Department of Environmental Protection (PA DEP) and CONSOL Energy have been negotiating a Consent Order and Agreement (the Agreement) that addresses financial assurance required by the State for CONSOL Energy’s Pennsylvania mine water treatment facilities. We anticipate the agreement will require the company to post approximately $34 million of financial assurance over a 10-year time frame. CONSOL Energy plans to use its revolving credit facility to satisfy these requirements.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding or letters of credit. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institutions. At June 30, 2009, eligible accounts receivable totaled approximately $165 million. There was no subordinated retained interest at June 30, 2009. Accounts receivable totaling $165 million were removed from the consolidated balance sheet at June 30, 2009. There were no letters of credit outstanding against the facility at June 30, 2009.

CNX Gas, an 83.3% consolidated subsidiary of CONSOL Energy, utilizes a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit, which expires in October 2010. CNX Gas can request an additional $100 million increase in the aggregate outstanding principal amount. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. This ratio was 0.35 to 1.00 at June 30, 2009. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 68.35 to 1.00 at June 30, 2009. At June 30, 2009, this facility had approximately $15 million of letters of credit issued and had approximately $81 million of outstanding borrowings, leaving approximately $104 million of unused capacity. As a result of the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture on October 21, 2005, guaranteeing CONSOL Energy’s 7.875% bonds.

Currently, there is an unprecedented uncertainty in the financial markets. The uncertainty in the markets brings additional potential risks to CONSOL Energy. These risks include additional declines in our stock price, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that have been and could be considered take-over candidates. We have no indication that any such transactions would impact our current credit facility; however, the possibility does exist. Financial market disruptions may impact our collection of trade receivables. CONSOL Energy constantly monitors the creditworthiness of our customers. We believe that our current group of customers are sound and represent no abnormal business risk.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of approximately $194.3 million at June 30, 2009. The ineffective portion of these contracts was insignificant to earnings in the six months ended June 30, 2009. Hedge counterparties consist of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	Six Months Ended June 30,
	2009	2008	Change
Cash flows from operating activities	$566	$470	$96
Cash used in investing activities	$(446)	$(420)	$(26)
Cash used in financing activities	$(150)	$(37)	$(113)

Cash flows from operating activities changed primarily due to the following items:

•

Operating cash flow increased in 2009 due to higher net income in the period-to-period comparison. Net income included higher amounts of depreciation, depletion and amortization in the 2009 period as discussed in the year-to-date operations analysis. Operating cash flows also increased due to various other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both years.

•

Operating cash flow increased as a result of CONSOL Energy receiving the total principal and related interest for the Black Lung Excise Tax Refund, a total of $55 million, net of amounts paid to third parties, in the 2009 period.

•

Operating cash flows were lower in 2009 due to $30 million of proceeds received from the accounts receivable securitization program in the 2008 period. In the 2009 period, no proceeds from the accounts receivable securitization program were received.

•

Operating cash flows were lower in 2009 by approximately $85 million due to coal inventories. Coal inventories increased 1.7 million tons in 2009. Coal inventories remained consistent in the 2008 period.

Net cash used in investing activities changed primarily due to the following items:

•

Total capital expenditures increased $60 million to $496 million in 2009 compared to $436 million in 2008. Capital expenditures for coal and other activities increased $82 million due to various projects including the continued work at Shoemaker mine to replace the track haulage with belt haulage, the face extension work at Bailey, the purchase of longwall shields which were sold and leased back, and the Buchanan water handling system. Capital expenditures for the gas segment decreased $22 million in 2009 primarily due to the $36 million expended in 2008 for the acquisition of Knox Energy, offset in part, by a $14 million increase due to increased Marcellus drilling activity in Northern Appalachia.

•

Proceeds from the sale of assets were $48 million in 2009 compared to $17 million in 2008. Proceeds in 2009 were primarily related to the sale leaseback of various mining equipment as discussed in “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Net cash used in financing activities changed primarily due to the following items:

•

In 2009, CONSOL Energy repaid borrowings of approximately $114 million from the revolving credit facility. In 2008, CONSOL Energy repaid borrowings of approximately $68 million from this facility. In 2009, CONSOL Energy’s 83.3% owned subsidiary, CNX Gas, received proceeds of approximately $8 million from its revolving credit facility. In 2008, CNX Gas received approximately $27 million of proceeds from this facility.

•	Tax benefits from stock-based compensation resulted in approximately $20 million of cash inflows in the 2008 period. These benefits were insignificant in the 2009 period.

•	Payments of $2 million were made by CONSOL Energy’s variable interest entity in 2009 compared to $12 million of proceeds received in 2008.

•	The 2008 period includes $14 million of proceeds from the issuance of CONSOL Energy treasury stock. The 2009 period issuance of CONSOL Energy treasury stock resulted in insignificant proceeds.

The following is a summary of our significant contractual obligations at June 30, 2009 (in thousands):

	Payments Due
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term Notes Payable	$452,000	$—	$—	$—	$452,000
Purchase Order Firm Commitments	40,749	10,359	—	—	51,108
Gas Firm Transportation	25,827	53,414	50,282	314,826	444,349
Long-term Debt	9,007	371,598	5,094	14,871	400,570
Capital (Finance) Lease Obligations	19,735	27,770	15,355	54,084	116,944
Operating Lease Obligations	69,424	120,723	82,374	172,670	445,191
Other Long-term Liabilities (a)	341,720	490,810	503,285	2,335,272	3,671,087

Total Obligations (b)	$958,462	$1,074,674	$656,390	$2,891,723	$5,581,249

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, mine reclamation and closure and other long-term liability costs. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Estimated 2009 contributions are expected to be approximately $66 million.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At June 30, 2009, CONSOL Energy had total long-term debt of $484 million outstanding, including the current portion of long-term debt of $22 million. This long-term debt consisted of:

•

An aggregate principal amount of $249 million of 7.875% notes ($250 million of 7.875% notes due in March 2012, net of $1 million unamortized debt discount). The notes were issued at 99.174% of the principal amount. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•

An aggregate principal amount of $103 million of two series of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in December 2010 and October 2011;

•	$30 million in advance royalty commitments with an average interest rate of 10.7% per annum;

•

An aggregate principal amount of $18 million on a variable rate note that bears interest at 6.10% at June 30, 2009. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $84 million of capital leases with a weighted average interest rate of 6.61% per annum;

At June 30, 2009, CONSOL Energy also had $371 million of aggregate principal amounts of outstanding borrowings and approximately $268 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At June 30, 2009, CNX Gas, an 83.3% owned subsidiary, had $81 million of aggregate principal amounts of outstanding borrowings and approximately $15 million of letters of credit outstanding under its $200 million revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $1,987 million at June 30, 2009 and $1,674 million at December 31, 2008. Stockholders’ equity increased primarily due to net income attributable to CONSOL Energy for the six months ended June 30, 2009 and amortization of stock-based compensation. These increases were offset, in part, by the declaration of dividends and changes in the cash flow hedges held by CNX Gas. See Item 1, Consolidated Statements of Stockholders’ Equity of this Form 10-Q.

Stockholders’ equity also changed due to the implementation of Statement of Financial Accounting Standard No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” This statement required minority interest to be recharacterized as noncontrolling interests, and classified as a component of equity for all periods presented as of January 1, 2009.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
July 31, 2009	$0.10	August 6, 2009	August 24, 2009
April 24, 2009	$0.10	May 5, 2009	May 22, 2009
January 30, 2009	$0.10	February 9, 2009	February 20, 2009

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more or our availability is less than $100 million. The leverage ratio was 0.93 to 1.00 and our availability was approximately $361 million at June 30, 2009. The credit facility does not permit dividend payments in the event of default. There were no defaults in the six months ended June 30, 2009.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CONSOL Energy participates in various multi-employer benefit plans such as the United Mine Workers’ of America (UMWA) 1974 Pension Plan, the UMWA Combined Benefit Fund and the UMWA 1993 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at June 30, 2009. The various multi-employer benefit plans are discussed in Note 17-Other Employee Benefit Plans of the 2008 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at June 30, 2009. Management believes these items will expire without being funded. See Note 10-Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 166), that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. SFAS 166 requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This Statement is effective for an entity’s first annual reporting period after November 15, 2009. Management is currently assessing this guidance to determine the impact on CONSOL Energy.

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

•	increases in the price of commodities used in our mining operations could impact our cost of production;

•	obtaining governmental permits and approvals for our operations;

•	the effects of proposals to regulate greenhouse gas emissions;

•	the effects of government regulation;

•	the effects of stringent federal and state employee health and safety regulations;

•	the effects of mine closing, reclamation and certain other liabilities;

•	the effects of subsidence from longwall mining operations on surface structures, water supplies, streams and surface land;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	the outcomes of various legal proceedings, which are more fully described in our reports filed under the Securities Exchange Act of 1934;

•	increased exposure to employee related long-term liabilities;

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

CONSOL Energy believes that the use of derivative instruments, along with the risk assessment procedures and internal controls, mitigates our exposure to material risk. However, the use of derivative instruments without other risk assessment procedures could materially affect CONSOL Energy’s results of operations depending on interest rates or market prices. Nevertheless, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements on the 2008 Form 10-K.

Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% decrease in natural gas prices for open derivative instruments as of June 30, 2009 are provided in the following table:

Incremental decrease in pre-tax income assuming a

Hypothetical price decrease of:

	10%	25%
	(In millions)
Natural Gas (1)	$53.5	$133.9

(1)

CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2009 through 2012 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. For the six months ended June 30, 2009, changes related to these contracts was a net loss of $6.5 million (net of $4.8 deferred tax). We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

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

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2009, CONSOL Energy had $484 million aggregate principal amount of debt outstanding under fixed-rate instruments and $452 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $371 million of borrowings outstanding at June 30, 2009. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 1.21% per annum during the six months ended June 30, 2009. A 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income attributable to CONSOL Energy for the period. CONSOL Energy’s 83.3% subsidiary, CNX Gas, also had outstanding borrowings under their revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $81 million at June 30, 2009 and bore interest at a weighted average rate of 1.50% per annum during the six months ended June 30, 2009. Due to the level of borrowings against this facility and the low weighted average interest rate in the six months ended June 30, 2009, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income attributable to CONSOL Energy for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2009 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through seventeenth paragraphs of “Note 10—Commitments and Contingencies” in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 4.	SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

The Annual Meeting (the “Meeting”) of Shareholders of CONSOL Energy Inc. (the “Company”) was held on April 28, 2009. As of March 5, 2009, the Record Date for the Meeting, there were outstanding 180,637,172 voting shares of Common Stock of the Company. There were present, in person or by proxy, at the Meeting, shareholders of record of 149,276,224 shares of Common Stock of the Company entitled to exercise 82.6% of the voting power of the Company in respect of any of the purposes for which the Meeting was called. The shares so represented constituted a quorum of shareholders for purposes of holding a valid Meeting. At the Meeting, the following actions were taken:

1. Election of Directors

The following persons were elected Directors of the Company, each having received the number of votes set opposite his or her respective name:

Nominee	Votes For	Votes Withheld
John Whitmire	141,463,484	7,812,738
J. Brett Harvey	142,921,977	6,354,245
James E. Altmeyer, Sr.	81,877,380	67,398,842
Philip W. Baxter	148,910,847	365,375
William E. Davis	131,046,490	18,229,732
Raj K. Gupta	143,919,839	5,356,383
Patricia A. Hammick	140,775,078	8,501,144
David C. Hardesty, Jr.	143,940,335	5,335,887
John T. Mills	140,785,635	8,490,587
William P. Powell	140,782,469	8,493,753
Joseph T. Williams	143,906,657	5,369,565

There were no abstentions and broker non-votes with respect to the election of directors.

2. Ratification of Ernst & Young LLP, as independent auditors

The ratification of the selection of Ernst & Young LLP as independent accountants for the year ending December 31, 2009 was approved by a vote of the shareholders, having received 149,024,255 votes in favor of approval, and 179,945 votes against approval. There were 72,024 abstentions and no broker non-votes on this matter.

3. Amendment and Restatement of the CONSOL Energy Equity Incentive Plan

The proposal to amend the CONSOL Energy Equity Incentive Plan to increase the number of shares authorized for issuance thereunder from 18,200,000 to 23,800,000, among other matters, was approved by a vote of the shareholders, having received 123,128,534 votes in favor of approval, and 11,790,736 votes against approval. There were 148,458 abstentions and 14,208,496 broker non-votes on this matter.

4. Majority Voting for Directors

The shareholder proposal regarding majority voting was approved by a vote of the shareholders, having received 94,584,772 votes in favor of approval, and 40,227,089 votes against approval. There were 256,464 abstentions and 14,207,899 broker non-votes on this matter.

5. Early Disclosure of Voting Results of Shareholder Proposals

The shareholder proposal regarding early disclosure of voting results of shareholder proposals was not approved by a vote of the shareholders, having received only 65,876,562 in favor of approval, and 68,939,015 votes against approval. There were 252,750 abstentions and 14,207,897 broker non-votes on this matter.

ITEM 6. EXHIBITS

Exhibit Index

3.2	Fourth Amended and Restated Bylaws dated June 17, 2009 incorporated by reference to Exhibit 3.2 to Form 8-K filed on June 23, 2009

10.1	Form of Non-Qualified Stock Option Award Agreement for Employees (February 17, 2009 and after) incorporated by reference to Exhibit 10.28 to Form S-4 filed on June 26, 2009

10.2	Form of Restricted Stock Unit Award for Employees (February 17, 2009 and after) incorporated by reference to Exhibit 10.31 to Amendment No.1 to Form S-4 filed on June 26, 2009

10.3	Form of Election and Restricted Stock Unit Award Agreement (Exchange Offer), incorporated by reference to Exhibit 99.1 to Form S-4 filed on June 26, 2009

10.4	Letter Agreement by and between Peter B. Lilly and CONSOL Energy Inc., effective March 10, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 10, 2009

10.5	CONSOL Energy Inc. Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2009

10.6	Form of Indemnification Agreement for Directors and Executive Officers (CONSOL Energy)

10.7	Form of Indemnification Agreement for Directors and Executive Officers (CNX Gas)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2009 furnished in XBRL)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed. In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOL ENERGY INC.
Date: August 3, 2009

	By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ WILLIAM J. LYONS
William J. Lyons,
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)