Form 10-Q
period 2009-09-30
CONSOL Energy Inc
filed 2009-10-28
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of October 20, 2009
Common stock, $0.01 par value	180,832,493

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales—Outside	$1,022,617	$1,052,384	$3,167,002	$3,050,119
Sales—Gas Royalty Interests	8,443	22,902	29,741	61,921
Sales—Purchased Gas	1,471	1,674	4,102	6,860
Freight—Outside	36,130	60,458	94,133	169,129
Other Income	25,856	35,688	88,855	121,704

Total Revenue and Other Income	1,094,517	1,173,106	3,383,833	3,409,733
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	707,256	740,063	2,017,735	2,117,526
Gas Royalty Interests’ Costs	6,268	21,040	23,317	58,994
Purchased Gas Costs	1,103	1,664	3,023	6,607
Freight Expense	36,130	60,458	94,133	169,129
Selling, General and Administrative Expense	31,642	31,406	98,084	92,520
Depreciation, Depletion and Amortization	109,965	96,288	323,659	284,791
Interest Expense	7,502	9,069	22,959	27,771
Taxes Other Than Income	66,146	69,688	214,457	214,593

Total Costs	966,012	1,029,676	2,797,367	2,971,931

Earnings Before Income Taxes	128,505	143,430	586,466	437,802
Income Taxes	35,219	41,014	169,370	138,365

Net Income	93,286	102,416	417,096	299,437
Less: Net Income Attributable to Noncontrolling Interest	(5,916)	(12,362)	(20,568)	(33,289)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$87,370	$90,054	$396,528	$266,148

Basic Earnings Per Share	$0.48	$0.49	$2.20	$1.46

Dilutive Earnings Per Share	$0.48	$0.49	$2.17	$1.44

Weighted Average Number of Common Shares Outstanding:
Basic	180,725,194	183,202,086	180,649,268	182,918,637

Dilutive	183,191,667	185,591,759	182,751,922	185,349,250

Dividends Paid Per Share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$32,402	$138,512
Accounts and Notes Receivable:
Trade	169,036	221,729
Other Receivables	18,792	79,552
Inventories	310,539	227,810
Deferred Income Taxes	86,107	60,599
Recoverable Income Taxes	2,643	33,862
Prepaid Expenses	210,415	221,750

Total Current Assets	829,934	983,814
Property, Plant and Equipment:
Property, Plant and Equipment	10,452,687	9,980,288
Less—Accumulated Depreciation, Depletion and Amortization	4,471,096	4,214,316

Total Property, Plant and Equipment—Net	5,981,591	5,765,972
Other Assets:
Deferred Income Taxes	294,018	333,543
Investment in Affiliates	81,724	72,996
Other	131,670	214,133

Total Other Assets	507,412	620,672

TOTAL ASSETS	$7,318,937	$7,370,458

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) September 30, 2009	December 31, 2008
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$238,826	$385,197
Short-Term Notes Payable	409,950	557,700
Current Portion of Long-Term Debt	22,647	22,401
Other Accrued Liabilities	527,951	546,442

Total Current Liabilities	1,199,374	1,511,740
Long-Term Debt:
Long-Term Debt	390,127	393,312
Capital Lease Obligations	64,565	75,039

Total Long-Term Debt	454,692	468,351
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,494,821	2,493,344
Pneumoconiosis Benefits	197,870	190,261
Mine Closing	395,795	404,629
Gas Well Closing	84,823	80,554
Workers’ Compensation	134,412	128,477
Salary Retirement	145,172	194,567
Reclamation	27,771	38,193
Other	156,880	185,996

Total Deferred Credits and Other Liabilities	3,637,544	3,716,021

Total Liabilities	5,291,610	5,696,112
Stockholders’ Equity:
Common Stock, $.01 par value; 500,000,000 Shares Authorized, 183,014,426 Issued and 180,771,900 Outstanding at September 30, 2009; 183,014,426 Issued and 180,549,851 Outstanding at December 31, 2008	1,830	1,830
Preferred Stock, 15,000,000 Shares Authorized; None Issued and Outstanding	—	—
Capital in Excess of Par Value	1,022,816	993,478
Retained Earnings	1,345,112	1,010,902
Other Comprehensive Loss	(501,140)	(461,900)
Common Stock in Treasury, at Cost—2,242,526 Shares at September 30, 2009 and 2,464,575 Shares at December 31, 2008	(74,671)	(82,123)

Total CONSOL Energy Inc. Stockholders’ Equity	1,793,947	1,462,187
Noncontrolling Interest	233,380	212,159

Total Equity	2,027,327	1,674,346

TOTAL LIABILITIES AND EQUITY	$7,318,937	$7,370,458

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Other Compre- hensive Income (Loss)	Treasury Stock	Total CONSOL Energy, Inc. Stockholders’ Equity	Noncont- rolling Interest	Total Equity
Balance—December 31, 2008	$1,830	$993,478	$1,010,902	$(461,900)	$(82,123)	$1,462,187	$212,159	$1,674,346

(Unaudited)
Net Income	—	—	396,528	—	—	396,528	20,568	417,096
Treasury Rate Lock (Net of ($38) tax)	—	—	—	(62)	—	(62)	—	(62)
Actuarially Determined Long Term Liability Adjustments (Net of $175 tax)	—	—	—	288	—	288	15	303
Gas Cash Flow Hedge (Net of ($31,186) tax)	—	—	—	(39,466)	—	(39,466)	(7,897)	(47,363)

Comprehensive Income	—	—	396,528	(39,240)	—	357,288	12,686	369,974
Issuance of Treasury Stock	—	—	(8,111)	—	7,452	(659)	—	(659)
Issuance of CNX Gas Stock	—	—	—	—	—	—	148	148
Tax Benefit from Stock-Based Compensation	—	(18)	—	—	—	(18)	(10)	(28)
Amortization of Stock-Based Compensation Awards	—	25,234	—	—	—	25,234	15,985	41,219
Stock-Based Compensation Awards to CNX Gas	—	4,122	—	—	—	4,122	(3,434)	688
Net Change in Crown Drilling Noncontrolling Interest	—	—	—	—	—	—	(4,154)	(4,154)
Dividends ($0.30 per share)	—	—	(54,207)	—	—	(54,207)	—	(54,207)

Balance—September 30, 2009	$1,830	$1,022,816	$1,345,112	$(501,140)	$(74,671)	$1,793,947	$233,380	$2,027,327

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net Income	$417,096	$299,437
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation, Depletion and Amortization	323,659	284,791
Stock-based Compensation	30,873	18,911
Gain on the Sale of Assets	(13,033)	(16,586)
Amortization of Mineral Leases	3,444	3,467
Deferred Income Taxes	51,507	56,251
Equity in Earnings of Affiliates	(12,488)	(5,314)
Changes in Operating Assets:
Accounts Receivable Securitization	—	39,600
Accounts and Notes Receivable	115,212	(75,530)
Inventories	(82,729)	(12,788)
Prepaid Expenses	(9,826)	(8,146)
Changes in Other Assets	799	14,166
Changes in Operating Liabilities:
Accounts Payable	(80,546)	14,391
Other Operating Liabilities	5,275	29,554
Changes in Other Liabilities	(35,594)	39,741
Other	14,559	1,297

Net Cash Provided by Operating Activities	728,208	683,242

Investing Activities:
Capital Expenditures	(689,119)	(740,006)
Net Investment in Equity Affiliates	3,760	(608)
Proceeds from Sale of Assets	70,415	18,799

Net Cash Used in Investing Activities	(614,944)	(721,815)

Financing Activities:
Proceeds from (Payments on) Miscellaneous Borrowings	(16,443)	1,005
Proceeds from (Payments on) Short-Term Borrowings	(147,750)	23,000
Tax Benefit from Stock-Based Compensation	391	23,108
Dividends Paid	(54,207)	(54,878)
Issuance of Treasury Stock	1,135	15,074
Purchases of Common Stock	—	(85)
Noncontrolling Interest Member Distribution	(2,500)	—

Net Cash Provided by (Used in) Financing Activities	(219,374)	7,224

Net Decrease in Cash and Cash Equivalents	(106,110)	(31,349)
Cash and Cash Equivalents at Beginning of Period	138,512	41,651

Cash and Cash Equivalents at End of Period	$32,402	$10,302

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for future periods.

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

As required by the Noncontrolling Interest Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, effective January 1, 2009, CONSOL Energy modified the reporting of noncontrolling interests in the Consolidated Financial Statements. Additionally, certain reclassifications of prior period data have been made to conform to the three and nine months ended September 30, 2009 classifications required by the Noncontrolling Interest Topic of the FASB Accounting Standards Codification.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of potential dilutive common shares outstanding during the period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification. The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted, and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. Options to purchase 447,333 and 1,650,125 shares of common stock were outstanding for the three and nine months ended September 30, 2009, respectively, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Options to purchase 382,487 shares of common stock were outstanding for each of the three and nine months ended September 30, 2008 but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Unvested restricted stock units of 5,344 were outstanding for the nine months ended September 30, 2009, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. No unvested restricted stock units were outstanding for the three months ended September 30, 2009 that were not included in the computation of dilutive earnings per share. Additionally, no unvested restricted stock units were outstanding for either the three or nine months ended September 30, 2008 that were not included in the computation of dilutive earnings per share. Unvested performance share units of 36,352 were outstanding for each of the three and nine months ended September 30, 2009, but were not included in the computation of dilutive earnings per share because the effect would be antidilutive. Additionally, no unvested performance share units were outstanding for either the three or nine months ended September 30, 2008 that were not included in the computation of dilutive earnings per share.

Options exercised during the three months ended September 30, 2009 and 2008 were 23,958 shares and 17,678 shares, respectively. The weighted average exercise price per share of the options exercised during the three months ended September 30, 2009 and 2008 was $21.76 and $26.23, respectively. There were 81,045 options and 834,292 options exercised during the nine months ended September 30, 2009 and 2008, respectively.

The weighted average exercise price per share of the options exercised during the nine months ended September 30, 2009 and 2008 was $14.66 and $18.08, respectively. There were 116,800 and 198,472 fully vested restricted stock awards released during the three and nine months ended September 30, 2009, respectively. Additionally, during the three and nine months ended September 30, 2008, there were 125,395 and 174,324 fully vested restricted stock awards released, respectively.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income Attributable to CONSOL Energy Shareholders	$87,370	$90,054	$396,528	$266,148

Average shares of common stock outstanding:
Basic	180,725,194	183,202,086	180,649,268	182,918,637
Effect of share based payments	2,466,473	2,389,673	2,102,654	2,430,613

Dilutive	183,191,667	185,591,759	182,751,922	185,349,250

Earnings per share:
Basic	$0.48	$0.49	$2.20	$1.46

Dilutive	$0.48	$0.49	$2.17	$1.44

We have evaluated all subsequent events through October 28, 2009, the date the financial statements were issued. No material recognized or non-recognizable subsequent events were identified.

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In August 2009, CONSOL Energy completed the lease assignment of a subsidiary’s previous headquarters. Total expense related to this transaction for the three and nine months ended September 30, 2009 was $676 and $1,500, respectively, which was recognized in Cost of Goods Sold and Other Operating Charges.

In August 2009, CONSOL Energy completed a sale/lease-back of longwall shields for Bailey Mine. Cash proceeds from the sale were $16,011, which was the same as our basis in the equipment. Accordingly, no gain or loss was recognized on the transaction. The lease has been accounted for as an operating lease. The lease term is five years.

In July 2009, CONSOL Energy, through a subsidiary, leased approximately 20,000 acres having Marcellus Shale potential from NiSource Energy Ventures, LLC, a subsidiary of Columbia Energy Group, for a cash payment of $8,275 which is included in capital expenditures in Cash Used in Investing Activities on the Consolidated Statement of Cash Flows. The purchase price for the transaction was principally allocated to gas properties and related development.

In June 2009, CONSOL Energy recognized the fair value of the remaining lease payments in the amount of $11,848 in accordance with the Exit or Disposal Cost Obligations topic of the Financial Accounting Standards Board Accounting Standards Codification related to the Company’s previous headquarters. This liability has been recorded in Other Liabilities on the consolidated balance sheet at September 30, 2009. Total expense related to this transaction was $13,374, which was recognized in Cost of Goods Sold and Other Operating Charges. This amount includes the fair value of the remaining lease payments of $11,848 as well as the removal of a related asset of $1,526. Additionally, $5,832 was recognized in Other Income for the acceleration of a deferred gain associated with the initial sale-leaseback of the premises that occurred in 2005.

In February 2009, CONSOL Energy, through a subsidiary, completed a sale/lease-back of longwall shields for Bailey Mine. Cash proceeds from the sale were $42,282, which was the same as our basis in the equipment.

Accordingly, no gain or loss was recognized on the transaction. The lease has been accounted for as an operating lease. The lease term is five years.

In December 2008, CONSOL Energy, through a subsidiary, completed the acquisition of the outstanding 51% interest in Southern West Virginia Energy, LLC (“SWVE”) for a cash payment of $11,521. This amount is included in capital expenditures in Cash Used in Investing Activities on the Consolidated Statement of Cash Flows. The purchase price was principally allocated to property, plant and equipment. SWVE wholly-owns Southern West Virginia Resources, LLC and Minway Contracting, LLC, and had previously been a 49% subsidiary of CONSOL Energy. Prior to the acquisition of the outstanding interest, SWVE had been fully consolidated in accordance with the consolidation topic of the Financial Accounting Standards Board Accounting Standards Codification by CONSOL Energy. The pro forma results for this acquisition are not material to CONSOL Energy’s financial results.

In November 2008, CONSOL Energy, through a subsidiary, completed the acquisition of the assets of North Penn Pipe & Supply, Inc. for a cash payment, net of cash acquired, of $22,550. This amount is included in capital expenditures in Cash Used in Investing Activities on the Consolidated Statements of Cash Flows. North Penn Pipe & Supply, Inc. is a distributor of oil and gas field equipment, primarily tubular goods, to the northern Appalachian Basin, a region stretching from the state of New York to southwestern Pennsylvania and northern West Virginia. The fair value of merchandise for resale acquired in this acquisition was $10,623 and was included in inventory on the Consolidated Balance Sheets as of the acquisition date. The pro forma results for this acquisition are not significant to CONSOL Energy’s financial results.

In October 2008, CONSOL Energy’s Board of Directors authorized a purchase program for shares of CNX Gas Corporation common stock for an aggregate purchase price of up to $150 million. The authorization, which is not intended to take CNX Gas private, was effective as of October 21, 2008 for a twenty-four month period. During the year ended December 31, 2008, CONSOL Energy completed the purchase of $67,259 of CNX Gas stock on the open market at an average price of $26.53 per share. The purchase price was allocated to property, plant and equipment. The purchase of these 2,531,400 shares changed CONSOL Energy’s ownership percentage in CNX Gas from 81.7% to 83.3% at December 31, 2008. CONSOL Energy did not purchase any additional shares of CNX Gas stock during the nine months ended September 30, 2009.

In July 2008, CNX Gas completed the acquisition of several leases and gas wells from KIS Oil & Gas Inc. for a cash payment of $19,324. The purchase price was principally allocated to gas properties and related development and gas gathering equipment. The sales agreement called for the transfer of approximately 5,600 leased acres and 30 oil and gas wells. This acquisition enhanced our acreage position in Northern Appalachia. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results.

In June 2008, CNX Gas completed the acquisition of the remaining 50% interest in Knox Energy, LLC and Coalfield Pipeline Company not already owned by CNX Gas for a cash payment of $36,000, which was principally allocated to gas properties and related development and gas gathering equipment. Knox Energy, LLC had been proportionately consolidated into CONSOL Energy’s financial statements during 2008. During 2006 and 2007, the equity method was used to account for these entities. Knox Energy, LLC is a natural gas production company and Coalfield Pipeline Company is a natural gas transportation company with operations in Tennessee. The pro forma results for this acquisition were not significant to CONSOL Energy’s financial results.

In February 2008, CONSOL Energy, through a subsidiary, completed a sale of the Mill Creek Mining Complex located in Kentucky. The sales agreement called for the transfer of all of the assets comprising the complex. Cash proceeds from the sale were $14,649, with our basis in the assets being $9,934. Accordingly, a gain of $4,715 was recorded on the transaction.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three and nine months ended September 30 are as follows:

	Pension Benefits				Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$3,193	$2,438	$9,362	$7,314	$3,163	$2,639	$9,490	$7,916
Interest cost	8,918	8,257	26,659	24,771	37,862	39,958	113,588	119,878
Expected return on plan assets	(9,203)	(8,418)	(27,518)	(25,253)	—	—	—	—
Amortization of prior service (credits)	(277)	(278)	(831)	(835)	(11,604)	(12,156)	(34,811)	(36,469)
Recognized net actuarial loss	5,566	4,182	16,697	12,546	12,590	15,376	37,768	46,128

Net periodic benefit cost	$8,197	$6,181	$24,369	$18,543	$42,011	$45,817	$126,035	$137,453

For the nine months ended September 30, 2009, $58,685 in contributions were paid to pension trusts and to pension benefits from operating cash flows. CONSOL Energy presently anticipates contributing a total of $65,600 to the pension trust in 2009.

We do not expect to contribute to the other post employment benefit plan in 2009. We intend to pay benefit claims as they become due. For the nine months ended September 30, 2009, $116,004 of other post-employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs (benefits) for the three and nine months ended September 30 are as follows:

	CWP				Workers’ Compensation
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$1,769	$1,259	$5,306	$3,777	$7,099	$7,257	$21,296	$21,773
Interest cost	3,014	2,938	9,041	8,811	2,191	2,081	6,573	6,246
Amortization of actuarial gain	(5,080)	(6,028)	(15,239)	(18,083)	(1,050)	(1,235)	(3,150)	(3,704)
State administrative fees and insurance bond premiums	—	—	—	—	1,586	1,538	5,138	4,578
Legal and administrative costs	675	675	2,025	2,025	850	806	2,551	2,418

Net periodic cost (benefit)	$378	$(1,156)	$1,133	$(3,470)	$10,676	$10,447	$32,408	$31,311

CONSOL Energy does not expect to contribute to the CWP plan in 2009. We intend to pay benefit claims as they become due. For the nine months ended September 30, 2009, $8,398 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2009. We intend to pay benefit claims as they become due. For the nine months ended September 30, 2009, $26,689 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Nine Months Ended September 30,
	2009		2008
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$205,263	35.0%	$153,231	35.0%
Excess tax depletion	(52,313)	(8.9)	(31,040)	(7.1)
Effect of Domestic Production Activities Deduction	(8,152)	(1.4)	(6,348)	(1.5)
Effect of Medicare Prescription Drug, Improvement and Modernization Act of 2003	1,543	0.3	963	0.2
Effect of Federal Tax Accrual to Tax Return Reconciling Adjustment	598	0.1	473	0.1
Net Effect of state tax	20,820	3.6	17,381	4.0
Other	1,611	0.2	3,705	0.9

Income Tax Expense / Effective Rate	$169,370	28.9%	$138,365	31.6%

The effective tax rate for the nine months ended September 30, 2009 and 2008 was calculated using the annual effective rate projection on recurring earnings and includes tax liabilities related to certain discrete transactions.

During the nine months ended September 30, 2009 and 2008, CONSOL Energy reduced its liability for unrecognized tax benefits by $15,711 and $7,899, respectively. The reduction in unrecognized tax benefits for the nine months ended September 30, 2009 was the result of the payment of Federal and state income tax deficiencies related to the Internal Revenue Service’s (IRS) examination of the Company’s 2004 and 2005 tax returns and the use of state operating loss carry forwards to reduce the anticipated state tax deficiencies arising from the IRS’ changes to taxable income for these years. The reduction in unrecognized tax benefits for the nine months ended September 30, 2008 was attributable to the successful resolution of certain tax issues raised by the IRS during its examination of the Company’s 2004 and 2005 tax returns.

The total amounts of unrecognized tax benefits at September 30, 2009 and 2008 were $44,980 and $55,622, respectively. If these unrecognized tax benefits were recognized, approximately $14,657 and $12,376 would affect CONSOL Energy’s effective tax rate for the nine months ended September 30, 2009 and 2008, respectively.

CONSOL Energy Inc. and its subsidiaries file income tax returns in the U.S. federal, various states, and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service has issued its audit report relating to the examination of CONSOL Energy’s 2004 and 2005 U.S. income tax returns. During the nine months ended September 30, 2009, CONSOL Energy paid Federal and state income tax deficiencies of $12,798 and $608, respectively. The Federal and state income tax deficiencies paid as a result of the IRS’ examination of the Company’s 2004 and 2005 tax returns had an insignificant impact on net income since the tax deficiencies are the result of changes in the timing of certain tax deductions. During the nine months ended September 30, 2009, CONSOL Energy classified various state unrecognized tax benefits of $4,800 as a current liability. The Company also classified interest expense relating to the various state unrecognized tax benefits of $2,445 as a current liability.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of September 30, 2009 and 2008, the Company reported an accrued interest liability relating to uncertain tax positions of $7,014 and $11,032, respectively. The accrued interest liability includes $1,085 and $2,527 of interest expense that is reflected in the Company’s consolidated income statements for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, CONSOL Energy paid interest of $4,590 related to income tax deficiencies previously paid to the IRS as a result of its examinations of the Company’s tax returns from 2002 through 2005.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. At September 30, 2009, CONSOL Energy had no accrued penalties. At September 30, 2008, an accrued liability of approximately $1,200 was recognized.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	September 30, 2009	December 31, 2008
Coal	$173,413	$93,875
Merchandise for resale	50,589	43,074
Supplies	86,537	90,861

Total Inventories	$310,539	$227,810

Merchandise for resale is valued using the Last In First Out (LIFO) cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $12,413 and $14,716 at September 30, 2009 and December 31, 2008, respectively.

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive, on a revolving basis, up to $165,000. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At September 30, 2009, there were no letters of credit outstanding against the facility.

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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $705 and $2,474 for the three and nine months ended September 30, 2009, respectively. Costs associated with the receivables facility totaled $1,389 and $4,251 for the three and nine months ended September 30, 2008, respectively. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012 with the underlying liquidity agreement renewing annually each April.

At September 30, 2009 and 2008, eligible accounts receivable totaled approximately $165,000. There were no subordinated retained interests at September 30, 2009 and 2008. Accounts receivable totaling $165,000 were removed from the Consolidated Balance Sheets at September 30, 2009 and 2008. There was no change in the facility usage in the nine months ended September 30, 2009. CONSOL Energy’s $39,600 increase in the accounts receivable securitization program for the nine months ended September 30, 2008 is reflected in cash flows from operating activities in the Consolidated Statement of Cash Flows.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	September 30, 2009	December 31, 2008
Coal & other plant and equipment	$4,730,002	$4,533,793
Coal properties and surface lands	1,258,562	1,264,920
Gas properties and related development	1,617,850	1,427,588
Gas gathering equipment	790,554	740,396
Airshafts	618,673	615,512
Leased coal lands	504,286	502,521
Mine development	558,598	527,991
Coal advance mining royalties	371,273	365,380
Gas advance royalties	2,889	2,187

Total property, plant and equipment	10,452,687	9,980,288
Less Accumulated depreciation, depletion and amortization	4,471,096	4,214,316

Total Net Property, Plant and Equipment	$5,981,591	$5,765,972

NOTE 9—SHORT-TERM NOTES PAYABLE:

CONSOL Energy has a five-year $1,000,000 senior secured credit facility, which extends through June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. The Agreement does provide for the release of collateral at the request of CONSOL Energy upon achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 26.54 to 1.00 at September 30, 2009. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.92 to 1.00 at September 30, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At September 30, 2009, the $1,000,000 facility had $336,900 of borrowings outstanding and $267,776 of letters of credit outstanding, leaving $395,324 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.10% for the nine months ended September 30, 2009.

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement contains a negative pledge provision, whereas CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem

CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.40 to 1.00 at September 30, 2009. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 66.77 to 1.00 at September 30, 2009. At September 30, 2009, the CNX Gas credit agreement had $73,050 of borrowings outstanding and $14,933 of letters of credit outstanding, leaving $112,017 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.47% for the nine months ended September 30, 2009.

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

On January 30, 2008, the Pennsylvania Department of Conservation and Natural Resources filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, asserting claims in both tort and contract against the Company for alleged damage to park property owned by the Commonwealth allegedly due to the Company’s underground mining activities. The Commonwealth claims that the Company’s underground longwall mining activities in the summer of 2005 in Greene County, Pennsylvania, caused cracks and seepage damage to the nearby Ryerson Park Dam. The Commonwealth demolished the Ryerson Dam’s spillway allegedly to protect persons and property, thereby eliminating the Ryerson Park lake. The Commonwealth claims that the Company is liable for dam reconstruction costs, lake restoration costs and natural resources damages totaling $58,000. The theories of liability include general allegations of negligence, breach of contract, strict liability, nuisance, an administrative remedy claim under the Bituminous Mine Subsidence Act and a claim of fraud; the last claim seeking punitive damages. The Court, in ruling on the Company’s Preliminary Objections to the Complaint, stayed the current proceedings in the state court, holding that the Commonwealth should pursue administrative agency review of the claim because full compensatory relief, if warranted, could be provided by the particular administrative agency and then the Environmental Hearing Board, if further relief was sought. Furthermore, the Court found that the Commonwealth could not recover natural resources damages under applicable law. The remainder of the Company’s objections was preserved pending the outcome of the administrative proceedings. The matter is being reviewed by the Department of Environmental Protection (DEP). The DEP set specific dates for the submission of materials regarding the issue of causation. On August 3, 2009, the Company replied to several written inquiries from the DEP, as did the Commonwealth. The Company presented its views on why the damage was not subsidence-related on September 25, 2009, with the Commonwealth to do a presentation later in October. The DEP may issue its causation decision prior to year end. The Company has submitted extensive material, including comments from its mining expert, showing that longwall mining activity did not cause damage to the dam. If the DEP determines that there is causation, a second phase will be set to determine the remedy. As to the underlying claim, the Company believes it is not responsible for the damage to the dam and that numerous grounds exist upon which to attack the propriety of the claims. The Company intends to vigorously defend the case. However, it is reasonably possible that the ultimate liability in the future with respect to these claims may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

One of our subsidiaries, Fairmont Supply Company (Fairmont), which distributes industrial supplies, currently is named as a defendant in approximately 22,500 asbestos claims in state courts in Pennsylvania, Ohio, West Virginia, Maryland, Mississippi, New Jersey and Illinois. Because a very small percentage of products manufactured by third parties and supplied by Fairmont in the past may have contained asbestos and many of the pending claims are part of mass complaints filed by hundreds of plaintiffs against a hundred or more defendants, it has been difficult for Fairmont to determine how many of the cases actually involve valid claims or plaintiffs who were actually exposed to asbestos-containing products supplied by Fairmont. In addition, while Fairmont may be entitled to indemnity or contribution in certain jurisdictions from manufacturers of identified products, the availability of such indemnity or contribution is unclear at this time, and in recent years, some of the manufacturers named as defendants in these actions have sought protection from these claims under bankruptcy laws. Fairmont has no insurance coverage with respect to these asbestos cases. For the nine months ended September 30, 2009 and 2008, payments by Fairmont with respect to asbestos cases have not been material. Our current estimates related to these asbestos claims, individually and in the aggregate, are immaterial to the financial position, results of operations and cash flows of CONSOL Energy. However, it is reasonably possible that payments in the future with respect to pending or future asbestos cases may be material to the financial position, results of operations or cash flows of CONSOL Energy.

CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under Superfund legislation with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. On September 16, 2005, the EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In December 2005, the EPA approved the PRPs’ work plan, and field work began the first week of January 2006. On March 12, 2007, another party joined the participating PRPs and reduced CONSOL Energy’s interim allocation share from 46% to 32%. Accordingly, CONSOL Energy recognized a reduction in the previously recognized liability related to this matter. In June 2008, while conducting the PCB soil excavation on the Ward property, it was determined that PCBs have migrated onto adjacent properties.

The current estimated cost of remedial action for the area CONSOL Energy was originally named a PRP, including payment of the EPA’s past and future cost, is approximately $55,000. The current estimated cost of the most likely remediation plan for one of the additional areas discovered is approximately $10,000, although the removal action plan is not yet approved by the EPA. Also, in September 2008, the EPA notified CONSOL Energy and 60 other PRPs that there were additional areas of potential contamination allegedly related to the Ward Transformer Site. Current estimates of the cost or potential range of cost for this area are not yet available.

There was $1,024 and $4,480 of expense recognized in Cost of Goods Sold and Other Operating Charges for the three and nine months ended September 30, 2009, respectively. CONSOL Energy funded $5,500 in the nine months ended September 30, 2009 to an independent trust established for this remediation. The remaining liability of $5,916 is reflected in Other Accrued Liabilities at September 30, 2009. As of April 30, 2009, CONSOL Energy and the other participating PRPs had asserted CERCLA cost recovery and contribution claims against approximately 225 nonparticipating PRPs to recover a share of the costs incurred and to be incurred to conduct the removal actions at the Ward Site. Those actions were filed in the United States District Court for the Eastern District of North Carolina. As of September 30, 2009, CONSOL Energy and the other participating PRPs had settled with some of those nonparticipating PRPs. The actions remain pending against the remaining nonparticipating PRPs. CONSOL Energy’s portion of probable recoveries from settled claims is estimated to be $3,599. Accordingly, an asset has been included in Other Assets for these claims. CONSOL Energy expects the majority of payments related to this liability to be made over the next year. We cannot predict the ultimate outcome of this Superfund site; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

CCC has obtained revision to its environmental permit from the Division of Mined Land Reclamation (“DMLR”) of the Virginia Department of Mines, Minerals and Energy (“DMME”) to deposit water from its Buchanan Mine into void spaces of VP3, and to permit the discharge of water into the nearby Levisa River under controlled conditions. Plaintiffs in the Yukon Action along with the Town of Grundy, Virginia, Buchanan County Board of Supervisors, and others have requested the DMME to reconsider the permit revisions issued by DMLR. Requests for temporary relief to prevent CCC from constructing and operating pursuant to the permit revisions pending a final hearing before the DMME have been rejected by the Director of the DMME. The hearing to be conducted by the Director of the DMME through a Hearing Officer appointed by the Supreme Court of Virginia has not yet been scheduled. On June 13, 2006, the plaintiffs in the Yukon Action also filed an action against the DMME in the Circuit Court of Buchanan County, Virginia seeking to enjoin DMLR and DMME from issuing the permit revisions, which were ultimately issued in September 2006 and are the subject of the administrative appeal to the Director of DMME described above. DMME filed demurrers, but no hearing has been conducted since the DMME issued the permit in September 2006. On December 4, 2006, the plaintiffs in the Yukon Action nonsuited their respective “Citizen Suits,” and Buchanan County is expected to agree not to pursue its objections, subject to certain conditions, as part of the settlement of the Buchanan County license tax issues described below.

We believe that CCC has and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines. We also believe DMME properly issued environmental permits to CCC authorizing it to deposit naturally accumulating water from the Buchanan Mine into VP3 and to discharge water into the Levisa River under the controlled conditions established by the permits. CCC and the other named CONSOL Energy defendants in the Yukon Action deny all liability and intend to vigorously defend the action filed against them in connection with the removal and deposit of water from the Buchanan Mine. CCC also intends to vigorously defend the environmental permits issued to it. Consequently, we have not recognized any liability related to these actions. However, if a temporary or permanent injunction were to be issued against CCC, if the environmental permits were temporarily suspended or revoked, or if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

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

On August 1, 2007, Bluestone Coal Corporation filed a lawsuit against the Company and its subsidiary, CNX Land Resources, in the United States District Court for the Southern District of West Virginia. The suit alleges that the Company breached a contract that allegedly provides Bluestone with an option to lease coal reserves within a seven-and-one-half mile radius of Bishop, WV and seeks damages of $1,200,000. The writing relied upon only refers to a right of first refusal, rather than an option. The lawsuit has been settled. The terms of the settlement are confidential, but include CONSOL Energy granting to Bluestone the option to acquire certain mining assets and reserves. The settlement did not materially impact the financial position, results of operations or cash flows of CONSOL Energy.

South Carolina Electric & Gas Company (“SCE&G”), a utility, has demanded arbitration, seeking $36,000 in damages against CONSOL of Kentucky and CONSOL Energy Sales Company. SCE&G claims it suffered damages in obtaining cover coal to replace coal which was not delivered in 2008 under a coal sales agreement. The Company counterclaimed against SCE&G for $9,400 for terminating coal shipments under the sales agreement which SCE&G had agreed could be made up in 2009. A hearing on the claims is scheduled for May 10, 2010. The named CONSOL Energy defendants deny all liability and intend to vigorously defend the action filed against them. However, if damages were awarded to SCE&G, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

In September 2009, a fish kill occurred in Dunkard Creek, which is a creek with segments in both Pennsylvania and West Virginia. The fish kill was caused by the growth of golden brown algae in the creek, which appears to be an invasive species, not indigenous to the area. Our subsidiary, CCC, discharges water into Dunkard Creek, after treatment, from its Blacksville No. 2 Mine and from its Loveridge Mine. This water has levels of chlorides that are higher than West Virginia in-stream limits. CCC is subject to an Agreed Order with the West Virginia Department of Environmental Protection that sets forth a schedule for compliance with these in-stream chloride limits. The Dunkard Creek fish kill is being investigated by the West Virginia Department of Environmental Protection and the Pennsylvania Department of Environmental Protection. The U.S. Environmental Protection Agency is also involved. We are cooperating with the investigation. We do not believe that there is a connection between the fish kill and our discharge of water into Dunkard Creek, but the investigation of the matter is continuing. If such a causal connection were established or if we are required to comply with in-stream chloride limits on an accelerated basis, it is reasonably possible that the liabilities or costs to CONSOL Energy in the future with respect to these matters may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

On February 14, 2007, GeoMet Inc. and certain of its affiliates filed a lawsuit against CONSOL Energy and certain of its affiliates, including CNX Gas Company LLC, in the Circuit Court for the County of Tazewell, Virginia, The lawsuit alleges, among other things, that the defendants have violated the Virginia Antitrust Act in their dealings with GeoMet in southwest Virginia. The complaint, as amended, seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

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

The Company is a party to a case filed in 2007 captioned Earl Kennedy (and others) v. CNX Gas and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania. The lawsuit alleges that CNX Gas and CONSOL Energy trespassed and converted gas and other minerals allegedly belonging to Mr. Kennedy in connection with wells drilled by CNX Gas. The complaint, as amended, seeks injunctive relief, including the removal of CNX Gas from the property, and compensatory damages of $20,000. The suit also sought to overturn existing law as to the ownership of coalbed methane in Pennsylvania, but that claim was dismissed by the court; the plaintiffs are seeking to appeal that dismissal. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it. We cannot predict the ultimate outcome of this litigation; however, it is reasonably possible that the ultimate liabilities in the future with respect to these lawsuits and claims may be material to the financial position, results of operations, or cash flows of CNX Gas.

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a lawsuit against CNX Gas Company LLC in the Circuit Court of the County of Buchanan for the year 2002; the county has since filed and served three substantially similar cases for years 2003, 2004 and 2005. These cases have been consolidated. The complaint alleges that CNX Gas’ calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, CNX Gas paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. We believe that this litigation will settle on terms that will not have a material adverse impact on the financial position or the results of operations of CNX Gas.

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

In the nine months ended September 30, 2009, CONSOL Energy collected the BLET receivable and related interest in the amount of $59,723. Upon collection of the refunds, CONSOL Energy paid third parties $4,362. CONSOL Energy recognized $55,795 in the year ended December 31, 2008 that was included in Black Lung Excise Tax Refund in the Consolidated Statements of Income. In the nine months ended September 30, 2009, CONSOL Energy recognized additional income related to the collection of the receivable in the amount of $700 which was also reflected in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. CONSOL Energy also recognized additional expense related to the collection of the receivable in the amount of $1,134 for the nine months ended September 30, 2009 that is included in Cost of Goods Sold and Other Operating Charges.

At September 30, 2009, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credits are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$192,434	$91,031	$101,403	$—	$—
Environmental	63,502	61,205	2,297	—	—
Gas	14,933	14,933	—	—	—
Other	11,914	250	11,664	—	—

Total Letters of Credit	282,783	167,419	115,364	—	—

Surety Bonds:
Employee-Related	193,251	193,251	—	—	—
Environmental	340,991	338,761	2,230	—	—
Gas	4,434	4,295	139	—	—
Other	10,652	10,468	184	—	—

Total Surety Bonds	549,328	546,775	2,553	—	—

Guarantees:
Coal	116,637	71,549	40,526	1,593	2,969
Gas	33,112	30,012	—	—	3,100
Other	261,563	37,082	65,972	49,417	109,092

Total Guarantees	411,312	138,643	106,498	51,010	115,161

Total Commitments	$1,243,423	$852,837	$224,415	$51,010	$115,161

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

CONSOL Energy and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheet. As of September 30, 2009, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$67,991
1-3 years	61,937
3-5 years	50,079
More than 5 years	308,633

Total purchase obligations	$488,640

NOTE 11—DERIVATIVES:

CONSOL Energy enters into financial derivative instruments to manage our exposure to commodity price volatility. Our derivatives are accounted for under the Derivatives and Hedging Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification. We measure each derivative instrument at fair value and record it on the balance sheet as either an asset or liability. Changes in the fair value of the derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in Other Comprehensive Income or Loss and reclassified into earnings in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current year. CONSOL Energy currently utilizes only cash flow hedges that are considered highly effective.

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

As of September 30, 2009, the total notional amount of the Company’s outstanding natural gas forward contracts was 91.0 Bcf. These forward contracts are forecasted to settle through December 31, 2012 and to meet the criteria for cash flow hedge accounting. During the next twelve months, $77,836 of unrealized gain is expected to be reclassified from Other Comprehensive Income and into earnings. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The fair value of CONSOL Energy’s derivative instruments at September 30, 2009 is as follows:

Consol Energy Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	2009		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Natural Gas Price Swaps	Prepaid Expense	$128,153
Natural Gas Price Swaps			Other Liabilities	$1,123

Total derivatives designated as hedging instruments		$128,153		$1,123

The Effect of Derivative Instruments on the Consolidated Statement of Income

for the Three Months Ended September 30, 2009

Derivative in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$(27,907)	Outside Sales	$68,804	Outside Sales	$(63)

Total	$(27,907)		$68,804		$(63)

The Effect of Derivative Instruments on the Consolidated Statement of Income

for the Nine Months Ended September 30, 2009

Derivative in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in OCI on Derivative 2009	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 2009	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$(137,247)	Outside Sales	$185,542	Outside Sales	$(932)

Total	$(137,247)		$185,542		$(932)

NOTE 12—OTHER COMPREHENSIVE INCOME:

Total comprehensive income, net of tax, for the nine months ended September 30, 2009 was as follows:

	Treasury Rate Lock	Change in Fair Value of Cash Flow Hedges	Adjustments for Actuarially Determined Liabilities	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$263	$102,625	$(564,788)	$(461,900)
Net increase in value of cash flow hedges	—	114,370	—	114,370
Reclassification of cash flow hedges from other comprehensive income to earnings	—	(153,836)	—	(153,836)
Current period change	(62)	—	288	226

Comprehensive Income (Loss)	201	63,159	(564,500)	(501,140)
Comprehensive Income (Loss) attributable to Noncontrolling Interest	—	(7,897)	15	(7,882)

Balance at September 30, 2009	$201	$55,262	$(564,485)	$(509,022)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
Description	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$127,030	$—

The Fair Value disclosure topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the fair value option was not elected. The following methods and assumptions were used to estimate the fair value of those financial instruments:

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

The carrying amounts and fair values of financial instruments for which the Fair Value option was not elected are as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$32,402	$32,402	$138,512	$138,512
Short-term notes payable	$(409,950)	$(409,950)	$(557,700)	$(557,700)
Long-term debt	$(398,334)	$(407,983)	$(402,287)	$(390,278)

NOTE 14—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes four reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines). For the nine months ended September 30, 2009, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork, Shoemaker and Mine 84. For the nine months ended September 30, 2009, the Central Appalachian aggregated segment includes the following mines: Jones Fork, the Fola Complex, the Miller Creek Complex and the Terry Eagle Complex. For the nine months ended September 30, 2009, the Metallurgical aggregated segment includes the Buchanan and Amonate mines. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other classification is made up of the Company’s terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2008 segment information have been made to conform to the 2009 presentation. Reclassifications include changes between mines reflected in Central Appalachian and Other Coal segments to reflect the current aggregation criteria.

Industry segment results for the three months ended September 30, 2009:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—Outside	$594,134	$115,267	$63,185	$27,822	$800,408	$154,336	$67,873	$—	$1,022,617
Sales—Gas Royalty Interests	—	—	—	—	—	8,443	—	—	8,443
Sales—Purchased Gas	—	—	—	—	—	1,471	—	—	1,471
Freight—Outside	—	—	—	36,130	36,130	—	—	—	36,130
Intersegment Transfers	—	—	—	—	—	449	37,607	(38,056)	—

Total Sales and Freight	$594,134	$115,267	$63,185	$63,952	$836,538	$164,699	$105,480	$(38,056)	$1,068,661

Earnings (Loss) Before Income Taxes (A)	$109,961	$17,648	$22,181	$(61,834)	$87,956	$57,315	$1,819	$(18,585)	$128,505

Segment Assets (B)					$4,442,877	$2,137,337	$323,230	$415,493	$7,318,937

Depreciation, Depletion and Amortization					$73,960	$30,879	$5,126	$—	$109,965

Capital expenditures					$140,518	$49,288	$2,894	$—	$192,700

(A)	Includes equity in earnings of unconsolidated affiliates of $1,552, $93 and $4,043 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $11,502, $24,604 and $45,618 for Coal, Gas and All Other, respectively.

Industry segment results for the three months ended September 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—Outside	$491,507	$141,472	$100,695	$46,773	$780,447	$189,689	$82,248	$—	$1,052,384
Sales—Gas Royalty Interests	—	—	—	—	—	22,902	—	—	22,902
Sales—Purchased Gas	—	—	—	—	—	1,674	—	—	1,674
Freight—Outside	—	—	—	60,458	60,458	—	—	—	60,458
Intersegment Transfers	—	—	—	—	—	1,510	34,893	(36,403)	—

Total Sales and Freight	$491,507	$141,472	$100,695	$107,231	$840,905	$215,775	$117,141	$(36,403)	$1,137,418

Earnings (Loss) Before Income Taxes (C)	$29,099	$(6,498)	$49,775	$(25,362)	$47,014	$114,214	$5,304	$(23,102)	$143,430

Segment Assets (D)					$4,133,854	$1,854,067	$267,691	$450,119	$6,705,731

Depreciation, Depletion and Amortization					$73,517	$17,803	$4,968	$—	$96,288

Capital expenditures					$122,372	$170,374	$10,983	$—	$303,729

(C)	Includes equity in earnings of unconsolidated affiliates of $589, $236 and $844 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $7,304, $25,005 and $37,348 for Coal, Gas and All Other, respectively.

Industry segment results for the nine months ended September 30, 2009:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—Outside	$1,896,490	$367,148	$147,985	$89,887	$2,501,510	$467,000	$198,492	$—	$3,167,002
Sales—Gas Royalty Interests	—	—	—	—	—	29,741	—	—	29,741
Sales—Purchased Gas	—	—	—	—	—	4,102	—	—	4,102
Freight—Outside	—	—	—	94,133	94,133	—	—	—	94,133
Intersegment Transfers	—	—	—	—	—	991	112,790	(113,781)	—

Total Sales and Freight	$1,896,490	$367,148	$147,985	$184,020	$2,595,643	$501,834	$311,282	$(113,781)	$3,294,978

Earnings (Loss) Before Income Taxes (E)	$523,311	$40,010	$13,041	$(123,039)	$453,323	$199,436	$7,750	$(74,043)	$586,466

Segment Assets (F)					$4,442,877	$2,137,337	$323,230	$415,493	$7,318,937

Depreciation, Depletion and Amortization					$229,750	$78,581	$15,328	$—	$323,659

Capital Expenditures					$413,414	$263,051	$12,654	$—	$689,119

(E)	Includes equity in earnings of unconsolidated affiliates of $4,026, $650 and $7,812 for Coal, Gas and All Other, respectively.
(F)	Includes investments in unconsolidated equity affiliates of $11,502, $24,604 and $45,618 for Coal, Gas and All Other, respectively.

Industry segment results for the nine months ended September 30, 2008:

	Northern Appalachian	Central Appalachian	Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—Outside	$1,549,663	$398,779	$233,316	$134,007	$2,315,765	$496,563	$237,791	$—	$3,050,119
Sales—Gas Royalty Interests	—	—	—	—	—	61,921	—	—	61,921
Sales—Purchased Gas	—	—	—	—	—	6,860	—	—	6,860
Freight—Outside	—	—	—	169,129	169,129	—	—	—	169,129
Intersegment Transfers	—	—	—	—	—	6,096	104,220	(110,316)	—

Total Sales and Freight	$1,549,663	$398,779	$233,316	$303,136	$2,484,894	$571,440	$342,011	$(110,316)	$3,288,029

Earnings (Loss) Before Income Taxes (G)	$205,863	$(16,459)	$97,237	$(93,900)	$192,741	$295,245	$17,932	$(68,116)	$437,802

Segment Assets (H)					$4,133,854	$1,854,067	$267,691	$450,119	$6,705,731

Depreciation, Depletion and Amortization					$219,648	$50,340	$14,803	$—	$284,791

Capital Expenditures					$312,537	$406,180	$21,289	$—	$740,006

(G)	Includes equity in earnings of unconsolidated affiliates of $1,263, $352 and $3,699 for Coal, Gas and All Other, respectively.
(H)	Includes investments in unconsolidated equity affiliates of $7,304, $25,005 and $37,348 for Coal, Gas and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings Before Income Taxes:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Segment Earnings Before Income Taxes for total reportable business segments	$145,271	$161,228	$652,759	$487,986
Segment Earnings Before Income Taxes for all other businesses	1,819	5,304	7,750	17,932
Incentive Compensation (I)	(5,182)	(6,874)	(20,162)	(18,887)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (I)	(6,193)	(5,605)	(21,095)	(16,375)
Interest income (expense), net and other non-operating activity (I)	(7,210)	(10,623)	(22,396)	(32,854)
Corporate restructuring (I)	—	—	(2,847)	—
Lease settlement (I)	—	—	(7,543)	—

Earnings Before Income Taxes	$128,505	$143,430	$586,466	$437,802

	September 30,
	2009	2008
Total Assets:
Segment assets for total reportable business segments	$6,580,214	$5,987,921
Segment assets for all other businesses	323,230	267,691
Items excluded from segment assets:
Cash and other investments (I)	31,943	7,610
Deferred tax assets	380,125	430,807
Recoverable income taxes	2,643	10,583
Bond issuance costs	782	1,119

Total Consolidated Assets	$7,318,937	$6,705,731

(I)	Excludes amounts specifically related to the gas segment.

NOTE 15—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:

The payment obligations under the $250,000, 7.875% per annum notes due March 1, 2012 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally guaranteed by several subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (“SEC”), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, an 83.3% owned guarantor subsidiary, the remaining guarantor subsidiaries and the non-guarantor subsidiaries. CNX Gas is presented in a separate column in accordance with SEC Regulation S-X Rule 3-10. CNX Gas Corporation is a reporting company under Section 12(b) of the Securities Exchange Act of 1933, and as such, CNX Gas Corporation files its own financial statements with the Securities and Exchange Commission and those financial statements, when filed, are publicly available on Edgar. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other 100% owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation. Certain reclassifications of 2008 guarantor information have been made to conform to the 2009 presentation.

Income Statement for the three months ended September 30, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$154,784	$819,117	$49,541	$(825)	$1,022,617
Sales—Purchased Gas	—	1,471	—	—	—	1,471
Sales—Gas Royalty Interests	—	8,443	—	—	—	8,443
Freight—Outside	—	—	36,130	—	—	36,130
Other Income	102,002	955	25,433	5,386	(107,920)	25,856

Total Revenue and Other Income	102,002	165,653	880,680	54,927	(108,745)	1,094,517
Cost of Goods Sold and Other Operating Charges	15,872	27,952	540,251	48,663	74,518	707,256
Purchased Gas Costs	—	1,103	—	—	—	1,103
Gas Royalty Interests’ Costs	—	6,279	—	—	(11)	6,268
Related Party Activity	3,331	—	34,123	325	(37,779)	—
Freight Expense	—	—	36,130	—	—	36,130
Selling, General and Administrative Expense	—	37,600	29,523	311	(35,792)	31,642
Depreciation, Depletion and Amortization	3,511	30,879	74,919	656	—	109,965
Interest Expense	2,939	1,865	2,783	3	(88)	7,502
Taxes Other Than Income	1,484	2,549	61,458	655	—	66,146

Total Costs	27,137	108,227	779,187	50,613	848	966,012

Earnings (Loss) Before Income Taxes	74,865	57,426	101,493	4,314	(109,593)	128,505
Income Tax Expense (Benefit)	(12,505)	22,194	23,898	1,632	—	35,219

Net Income	87,370	35,232	77,595	2,682	(109,593)	93,286
Net Income Attributable to Noncontrolling Interest	—	238	(238)	—	(5,916)	(5,916)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$87,370	$35,470	$77,357	$2,682	$(115,509)	$87,370

Balance Sheet at September 30, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$25,095	$968	$6,339	$—	$—	$32,402
Accounts and Notes Receivable:
Trade	—	27,833	127	141,076	—	169,036
Other	4,512	852	6,285	7,143	—	18,792
Inventories	—	—	259,950	50,589	—	310,539
Recoverable Income Taxes	5,252	(2,609)	—	—	—	2,643
Deferred Income Taxes	132,314	(46,207)	—	—	—	86,107
Prepaid Expenses	28,484	130,119	50,748	1,064	—	210,415

Total Current Assets	195,657	110,956	323,449	199,872	—	829,934
Property, Plant and Equipment:
Property, Plant and Equipment	164,261	2,354,692	7,905,703	28,031	—	10,452,687
Less-Accumulated Depreciation, Depletion and Amortization	79,779	404,781	3,967,174	19,362	—	4,471,096

Property, Plant and Equipment—Net	84,482	1,949,911	3,938,529	8,669	—	5,981,591
Other Assets:
Deferred Income Taxes	641,329	(347,311)	—	—	—	294,018
Investment in Affiliates	4,351,664	24,604	839,563	2,225	(5,136,332)	81,724
Other	92,151	2,924	24,701	11,894	—	131,670

Total Other Assets	5,085,144	(319,783)	864,264	14,119	(5,136,332)	507,412

Total Assets	$5,365,283	$1,741,084	$5,126,242	$222,660	$(5,136,332)	$7,318,937

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$83,800	$48,528	$94,993	$11,505	$—	$238,826
Accounts Payable (Recoverable)- Related Parties	2,166,818	3,290	(2,294,099)	123,991	—	—
Short-Term Notes Payable	336,900	73,050	—	—	—	409,950
Current Portion of Long-Term Debt	461	8,540	13,223	423	—	22,647
Other Accrued Liabilities	472,264	25,304	22,321	8,062	—	527,951

Total Current Liabilities	3,060,243	158,712	(2,163,562)	143,981	—	1,199,374

Long-Term Debt:	250,213	67,806	136,055	618	—	454,692
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	3,000	2,491,821	—	—	2,494,821
Pneumoconiosis	—	—	197,870	—	—	197,870
Mine Closing	—	—	395,795	—	—	395,795
Gas Well Closing	—	8,141	76,682	—	—	84,823
Workers’ Compensation	—	—	134,412	—	—	134,412
Salary Retirement	145,172	—	—	—	—	145,172
Reclamation	—	—	27,771	—	—	27,771
Other	115,708	30,621	10,551	—	—	156,880

Total Deferred Credits and Other Liabilities	260,880	41,762	3,334,902	—	—	3,637,544
Noncontrolling Interest	—	(4,154)	4,154	—	233,380	233,380
Stockholders’ Equity	1,793,947	1,476,958	3,814,693	78,061	(5,369,712)	1,793,947

Total Liabilities and Stockholders’ Equity	$5,365,283	$1,741,084	$5,126,242	$222,660	$(5,136,332)	$7,318,937

Income Satement for the three months ended September 30, 2008

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$191,199	$795,356	$68,416	$(2,587)	$1,052,384
Sales—Purchased Gas	—	1,674	—	—	—	1,674
Sales—Gas Royalty Interests	—	22,902	—	—	—	22,902
Freight—Outside	—	—	60,458	—	—	60,458
Other Income	110,447	1,172	25,543	10,131	(111,605)	35,688

Total Revenue and Other Income	110,447	216,947	881,357	78,547	(114,192)	1,173,106
Cost of Goods Sold and Other Operating Charges	22,266	38,309	536,109	31,299	112,080	740,063
Purchased Gas Costs	—	1,664	—	—	—	1,664
Gas Royalty Interests’ Costs	—	21,055	—	—	(15)	21,040
Related Party Activity	2,773	—	67,873	36,509	(107,155)	—
Freight Expense	—	—	60,458	—	—	60,458
Selling, General and Administrative Expense	—	13,169	26,156	1,142	(9,061)	31,406
Depreciation, Depletion and Amortization	2,211	17,803	73,680	2,596	(2)	96,288
Interest Expense	3,314	2,412	3,292	135	(84)	9,069
Taxes Other Than Income	1,308	7,272	58,766	2,342	—	69,688

Total Costs	31,872	101,684	826,334	74,023	(4,237)	1,029,676

Earnings (Loss) Before Income Taxes	78,575	115,263	55,023	4,524	(109,955)	143,430
Income Tax Expense (Benefit)	(11,479)	48,160	2,622	1,711	—	41,014

Net Income	90,054	67,103	52,401	2,813	(109,955)	102,416
Net Income Attributable to Noncontrolling Interest	—	312	(312)	—	(12,362)	(12,362)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$90,054	$67,415	$52,089	$2,813	$(122,317)	$90,054

Balance Sheet at December 31, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$132,471	$1,926	$1,714	$2,401	$—	$138,512
Accounts and Notes Receivable:
Trade	—	61,764	35	159,930	—	221,729
Other	1,767	3,080	68,910	5,795	—	79,552
Inventories	—	—	184,140	43,670	—	227,810
Recoverable Income Taxes	3,560	30,302	—	—	—	33,862
Deferred Income Taxes	115,599	(55,000)	—	—	—	60,599
Prepaid Expenses	23,612	152,786	40,409	4,943	—	221,750

Total Current Assets	277,009	194,858	295,208	216,739	—	983,814
Property, Plant and Equipment:
Property, Plant and Equipment	175,027	2,113,570	7,606,735	84,956	—	9,980,288
Less—Accumulated Depreciation, Depletion and Amortization	71,781	322,470	3,793,378	26,687	—	4,214,316

Property, Plant and Equipment—Net	103,246	1,791,100	3,813,357	58,269	—	5,765,972
Other Assets:
Deferred Income Taxes	664,881	(331,338)	—	—	—	333,543
Investment in Affiliates	3,734,125	25,204	930,708	1,102	(4,618,143)	72,996
Other	77,253	58,811	34,521	43,548	—	214,133

Total Other Assets	4,476,259	(247,323)	965,229	44,650	(4,618,143)	620,672

Total Assets	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$87,734	$100,565	$159,677	$37,221	$—	$385,197
Accounts Payable (Recoverable)-Related Parties	1,853,629	2,234	(1,992,924)	137,061	—	—

Short-Term Notes Payable	485,000	72,700	—	—	—	557,700
Current Portion of Long-Term Debt	1,473	8,462	12,093	373	—	22,401
Other Accrued Liabilities	410,086	42,089	84,417	9,850	—	546,442

Total Current Liabilities	2,837,922	226,050	(1,736,737)	184,505	—	1,511,740
Long-Term Debt:	252,145	74,682	140,956	568	—	468,351
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	2,728	2,490,616	—	—	2,493,344
Pneumoconiosis	—	—	190,261	—	—	190,261
Mine Closing	—	—	393,112	11,517	—	404,629
Gas Well Closing	—	7,401	73,153	—	—	80,554
Workers’ Compensation	—	—	128,477	—	—	128,477
Salary Retirement	194,567	—	—	—	—	194,567
Reclamation	—	—	15,363	22,830	—	38,193
Other	109,693	42,900	7,698	25,705	—	185,996

Total Deferred Credits and Other Liabilities	304,260	53,029	3,298,680	60,052	—	3,716,021
Noncontrolling Interest	—	—	—	—	212,159	212,159
Total Consol Energy Inc. Stockholders’ Equity	1,462,187	1,384,874	3,370,895	74,533	(4,830,302)	1,462,187

Total Liabilities and Stockholders’ Equity	$4,856,514	$1,738,635	$5,073,794	$319,658	$(4,618,143)	$7,370,458

Income Statement for the nine months ended September 30, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$467,987	$2,556,568	$144,707	$(2,260)	$3,167,002
Sales—Purchased Gas	—	4,102	—	—	—	4,102
Sales—Gas Royalty Interests	—	29,741	—	—	—	29,741
Freight—Outside	—	—	94,133	—	—	94,133
Other Income	456,966	3,815	64,402	17,017	(453,345)	88,855

Total Revenue and Other Income	456,966	505,645	2,715,103	161,724	(455,605)	3,383,833
Cost of Goods Sold and Other Operating Charges	63,211	114,925	1,521,788	140,498	177,313	2,017,735
Purchased Gas Costs	—	3,023	—	—	—	3,023
Gas Royalty Interests’ Costs	—	23,350	—	—	(33)	23,317
Related Party Activity	6,850	—	95,569	1,112	(103,531)	—
Freight Expense	—	—	94,133	—	—	94,133
Selling, General and Administrative Expense	—	72,216	88,088	977	(63,197)	98,084

Depreciation, Depletion and Amortization	10,138	78,581	234,812	1,982	(1,854)	323,659
Interest Expense	9,911	5,753	7,546	11	(262)	22,959
Taxes Other Than Income	4,900	8,488	199,066	2,003	—	214,457

Total Costs	95,010	306,336	2,241,002	146,583	8,436	2,797,367

Earnings (Loss) Before Income Taxes	361,956	199,309	474,101	15,141	(464,041)	586,466
Income Tax Expense (Benefit)	(34,572)	76,780	121,434	5,728	—	169,370

Net Income	396,528	122,529	352,667	9,413	(464,041)	417,096
Net Income Attributable to Noncontrolling Interest	—	822	(822)	—	(20,568)	(20,568)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$396,528	$123,351	$351,845	$9,413	$(484,609)	$396,528

Income Statement for the nine months ended September 30, 2008:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$502,659	$2,352,975	$202,520	$(8,035)	$3,050,119
Sales—Purchased Gas	—	6,860	—	—	—	6,860
Sales—Gas Royalty Interests	—	61,921	—	—	—	61,921
Freight—Outside	—	—	169,129	—	—	169,129
Other Income	319,766	11,929	82,226	29,424	(321,641)	121,704

Total Revenue and Other Income	319,766	583,369	2,604,330	231,944	(329,676)	3,409,733
Cost of Goods Sold and Other Operating Charges	54,949	90,817	1,677,012	87,536	207,212	2,117,526
Purchased Gas Costs	—	6,607	—	—	—	6,607
Gas Royalty Interests’ Costs	—	59,057	—	—	(63)	58,994
Related Party Activity	4,170	—	60,007	113,200	(177,377)	—
Freight Expense	—	—	169,129	—	—	169,129
Selling, General and Administrative Expense	—	50,701	73,168	3,290	(34,639)	92,520

Depreciation, Depletion and Amortization	6,480	50,340	221,838	8,022	(1,889)	284,791
Interest Expense	13,055	5,567	8,994	405	(250)	27,771
Taxes Other Than Income	4,721	20,072	182,694	7,106	—	214,593

Total Costs	83,375	283,161	2,392,842	219,559	(7,006)	2,971,931

Earnings (Loss) Before Income Taxes	236,391	300,208	211,488	12,385	(322,670)	437,802
Income Tax Expense (Benefit)	(29,757)	119,287	44,150	4,685	—	138,365

Net Income	266,148	180,921	167,338	7,700	(322,670)	299,437
Net Income Attributable to Noncontrolling Interest	—	670	(670)	—	(33,289)	(33,289)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$266,148	$181,591	$166,668	$7,700	$(355,959)	$266,148

Cash Flow For the nine months ended September 30, 2009:

	Parent	CNX Gas	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$93,787	$279,460	$357,001	$(2,040)	$—	$728,208

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(273,019)	$(416,100)	$—	$—	$(689,119)
Investment in Equity Affiliates	—	1,250	2,510	—	—	3,760
Other Investing Activities	—	275	70,140	—	—	70,415

Net Cash Used in Investing Activities	$—	$(271,494)	$(343,450)	$—	$—	$(614,944)

Cash Flows from Financial Activities:
Dividends Paid	$(54,207)	$—	$—	$—	$—	$(54,207)
Purchase of Common Stock	—	—	—	—	—	—
(Payments on) Proceeds from Short Term Borrowing	(148,100)	350	—	—	—	(147,750)
Other Financing Activities	1,144	(9,274)	(8,926)	(361)	—	(17,417)

Net Cash Used in Financing Activities	$(201,163)	$(8,924)	$(8,926)	$(361)	$—	$(219,374)

Cash Flow For the nine months ended September 30, 2008:

	Parent	CNX Gas	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$55,236	$306,919	$316,874	$4,213	$—	$683,242

Cash Flows from Investing Activities:
Capital Expenditures	$(6,964)	$(406,180)	$(325,441)	$(1,421)	$—	$(740,006)
Investment in Equity Affiliates	—	1,081	(1,689)	—	—	(608)
Other Investing Activities	—	450	18,349	—	—	18,799

Net Cash Used in Investing Activities	$(6,964)	$(404,649)	$(308,781)	$(1,421)	$—	$(721,815)

Cash Flows from Financial Activities:
Dividends Paid	$(54,878)	$—	$—	$—	$—	$(54,878)
Purchase of Common Stock	(85)	—	—	—	—	(85)
(Payments on) Proceeds from Short Term Borrowing	(35,200)	58,200	—	—	—	23,000
Other Financing Activities	38,182	10,598	(8,093)	(1,500)	—	39,187

Net Cash (Used in) Provided by Financing Activities	$(51,981)	$68,798	$(8,093)	$(1,500)	$—	$7,224

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the Financial Accounting Standards Board issued accounting guidance regarding the accounting for transfers of financial assets that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for an entity’s first annual reporting period after November 15, 2009 and is not eligible for early adoption. Management believes that this guidance will result in the securitization facility transactions being reclassified from sales transactions to secured borrowing transactions as of January 1, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The U.S. economy may have bottomed in the third quarter. Depending on the pace and sustainability of the recovery from the current recession, we believe substantial opportunities exist for our coal and gas businesses. Due to the significant fiscal spending and relaxed monetary policy in the United States, a modest recovery appears likely in the United States in 2010. This should lead to an increase in demand for energy products from industrial customers, power generators and steel producers.

Steel plant capacity utilization rates in the United States and globally continue to improve from the beginning of the year and are nearly double of what they were at year-end 2008. Domestic steel mill capacity is approximately 60% and Asian steel mills currently are using about 75% of their capacity. Export demand for metallurgical coal, especially from China, is having a positive impact on pricing and has led many industry analysts to predict a shortage of high-quality metallurgical coal in the near-term.

Current inventories at coal-fired power generators are near all-time highs due to the contraction in the U.S. economy. Customers in our major market area had an estimated 60 days of inventory on hand at the first of October. The company believes the overhang in thermal inventories is likely to continue into at least the first half of 2010. CONSOL Energy believes, however, that when thermal coal markets tighten, they will do so quickly. Industry analysts expect annualized coal production to fall by 80 to 100 million tons in 2009 and anticipate a permanent reduction as producers in Central Appalachia face increased financial, safety, and permitting issues which will eventually decrease supply.

For 2010, industrial and power demand is likely to increase due to the expectations of an improvement in economic activity. Moreover, higher natural gas prices in 2010 should lead power generators to dispatch coal ahead of natural gas. We anticipate up to 30 million tons of coal could displace natural gas in 2010. In addition, approximately 19 gigawatts of new coal-fired electricity generation capacity is set to come online by the end of 2012. This new demand, coupled with permanent cuts in coal production as well as safety and regulatory issues, is setting the stage for coal supply shortages over the next few years. With the continued build-out of scrubbers by generators, increased economic activity and its low cost position, CONSOL Energy is in a position to gain market share.

The U.S. natural gas market has shown signs of stability, because the total rig count appears to have bottomed at approximately 700 rigs. The expectations of lower natural gas production, coupled with expectations of increased demand due to an improving economy and a return to normal weather patterns, has led to an improvement in pricing. With its low costs and rising production volumes, CNX Gas should benefit from improved pricing.

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Net Income Attributable to CONSOL Energy Shareholders

Net income attributable to CONSOL Energy shareholders changed primarily due to the following items (table in millions):

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Sales Outside	$1,023	$1,053	$(30)	(2.8)%
Sales Purchased Gas	1	2	(1)	(50.0)%
Sales Gas Royalty Interest	8	23	(15)	(65.2)%
Freight-Outside	36	60	(24)	(40.0)%
Other Income	26	35	(9)	(25.7)%

Total Revenue and Other Income	1,094	1,173	(79)	(6.7)%
Cost of Goods Sold and Other Charges	707	740	(33)	(4.5)%
Purchased Gas Costs	1	2	(1)	(50.0)%
Gas Royalty Interest Costs	6	21	(15)	(71.4)%

Total Cost of Goods Sold	714	763	(49)	(6.4)%
Freight Expense	36	60	(24)	(40.0)%
Selling, General and Administrative Expense	32	31	1	3.2%
Depreciation, Depletion and Amortization	110	96	14	14.6%
Interest Expense	8	9	(1)	(11.1)%
Taxes Other Than Income	66	70	(4)	(5.7)%

Total Costs	966	1,029	(63)	(6.1)%

Earnings Before Income Taxes	128	144	(16)	(11.1)%
Income Tax Expense	35	42	(7)	(16.7)%

Net Income	93	102	(9)	(8.8)%
Less: Net Income Attributable to Noncontrolling Interest	6	12	(6)	(50.0)%

Net Income Attributable to CONSOL Energy Inc. Shareholders	$87	$90	$(3)	(3.3)%

Net income attributable to CONSOL Energy shareholders for the three months ended September 30, 2009 was $87 million compared to $90 million in the 2008 period. Net income attributable to CONSOL Energy shareholders for the 2009 period decreased in comparison to the 2008 period primarily due to:

•	Lower volumes of coal sold;

•	Higher average unit costs of goods sold per ton sold; and

•	Lower average sales prices received for volumes of gas sold.

Lower net income attributable to CONSOL Energy shareholders was offset, in part, by the following items:

•	Higher average coal sales prices received;

•	Higher gas sales volumes; and

•	Lower average unit costs per thousand cubic feet of gas sold.

See discussion below for additional details of the changes in net income in the period-to-period comparison.

Revenue and Other Income

Revenue and other income decreased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$800	$751	$49	6.5%
Purchased Coal	—	29	(29)	(100.0)%
Produced Gas	154	190	(36)	(18.9)%
Industrial Supplies	49	51	(2)	(3.9)%
Other	20	32	(12)	(37.5)%

Total Sales-Outside	1,023	1,053	(30)	(2.8)%
Gas Royalty Interest	8	23	(15)	(65.2)%
Purchased Gas	1	2	(1)	(50.0)%
Freight Revenue	36	60	(24)	(40.0)%
Other Income	26	35	(9)	(25.7)%

Total Revenue and Other Income	$1,094	$1,173	$(79)	(6.7)%

The increase in company produced coal sales revenue during the 2009 period was due to higher average sales prices per ton sold, offset, in part, by lower tons sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	13.6	14.9	(1.3)	(8.7)%
Average Sales Price Per Ton	$58.85	$50.50	$8.35	16.5%

The increase in average sales price in the period-to-period comparison primarily reflects higher prices negotiated in previous periods when there was a significant increase in the global demand for coal. Sales of company produced coal decreased in the current period due to delivery deferments of Central and Northern Appalachian coals. Coal consumption by the electric power sector continued to decline during the quarter due mainly to lack of industrial demand. Metallurgical grade coal sales volumes were flat due to the steady demand for steel in the period-to-period comparison. Lower volumes of coal sold reduced sales income by approximately $64 million dollars in the period-to-period comparison.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The decrease of $29 million in purchased coal sales revenue was primarily due to lower demand in the period-to-period comparison, offset, in part, by higher sales prices.

The $36 million decrease in produced gas sales revenue in the 2009 period compared to the 2008 period was due to lower average sales price per thousand cubic feet sold, offset, in part, by higher sales volumes.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volume (in billion cubic feet)	24.5	19.4	5.1	26.3%
Average Sales Price Per thousand cubic feet	$6.30	$9.73	$(3.43)	(35.3)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions entered into by CNX Gas. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 13.2 Bcf of our produced gas sales volumes for the three months ended September 30, 2009 at an average price of $8.69 per Mcf. In the three months ended September 30, 2008, these financial hedges represented approximately 12.8 Bcf at an average price of $9.44 per Mcf.

The $2 million decrease in revenues from the sale of industrial supplies was primarily due to lower sales volumes. Economic conditions had a negative impact on major customers, particularly those serving the auto and housing markets.

The $12 million decrease in other sales was primarily attributable to decreased revenues from barge towing and terminal services. The decrease is related to lower tonnage moved by barge towing and terminal services in the 2009 period compared to the 2008 period.

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.4	2.4	—	—
Average Sales Price Per thousand cubic feet	$3.46	$9.71	$(6.25)	(64.4)%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.4	0.2	0.2	100.0%
Average Sales Price Per thousand cubic feet	$3.53	$10.20	$(6.67)	(65.4)%

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has decreased $24 million in the 2009 period primarily related to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income and miscellaneous income.

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Gain on sale of assets	$3	$9	$(6)	(66.7)%
Reversal/recognition of unrealized losses on options	—	6	(6)	(100.0)%
Contract towing	1	3	(2)	(66.7)%
Equity in earnings of affiliates	6	2	4	200.0%
Other miscellaneous	16	15	1	6.7%

Total other income	$26	$35	$(9)	(25.7)%

Gain on sale of assets decreased $6 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually significant.

Mark-to-market adjustments for free standing coal sales options resulted in approximately $6 million of reversal of unrealized losses in the 2008 period. The September 30, 2009 market price of coal did not materially change from June 30, 2009 and therefore, the mark-to-market adjustments did not result in any significant income adjustment in the 2009 period.

Contract towing revenue has decreased approximately $2 million due primarily to the general slow-down in the economy, negatively impacting the volume of material being shipped via river transportation.

Equity in earnings of affiliates increased $4 million in the 2009 period due to various transactions entered into by our equity affiliates throughout both periods, none of which were individually material.

Other miscellaneous income increased $1 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges decreased due to the following:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$514	$545	$(31)	(5.7)%
Purchased Coal	2	32	(30)	(93.8)%
Produced Gas	51	50	1	2.0%
Industrial Supplies	50	51	(1)	(2.0)%
Closed and Idle Mines	39	19	20	105.3%
Other	51	43	8	18.6%

Total Cost of Goods Sold and Other Charges Outside	707	740	(33)	(4.5)%
Gas Royalty Interest	6	21	(15)	(71.4)%
Purchased Gas	1	2	(1)	(50.0)%

Total Cost of Goods Sold	$714	$763	$(49)	(6.4)%

Produced coal cost of goods sold and other charges decreased primarily due to lower sales volumes offset, in part, by a 3.1% increase in average unit cost per ton sold.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	13.6	14.9	(1.3)	(8.7)%
Average Cost of Goods Sold and Other Charges per Ton	$37.77	$36.64	$1.13	3.1%

Average cost of goods sold and other charges per ton sold increased in the period-to-period comparison primarily due to an increase in average unit costs related to the following items:

•

In general, the average cost of goods sold per unit has increased $0.43 per ton due to the reduced amount of tons sold from CONSOL Energy mines. The reduction in tons sold reflects the weak economic environment which has affected electricity generation and correspondingly impacted the demand for coal. Fixed costs incurred at our mining operations are now spread over fewer tons sold, which has negatively impacted average unit costs.

•

Supply costs have increased $1.04 per ton sold related to higher supply and maintenance costs at several locations. Additional supply and maintenance projects were completed during the current period, which included additional roof control, additional ventilation control and additional water handling. Average unit costs of supplies were also impacted by lower sales tons in the period-to-period comparison.

•

Labor costs have increased $0.53 per ton sold primarily due to the effects of wage increases at the union and non-union mines from labor contracts which began in 2007. These contracts call for specified hourly wage increases in each year of the contract. Labor costs also increased due to the higher average number of employees in the 2009 period compared to the 2008 period reflecting the utilization of new work schedules that require more manpower. The average increase in unit cost for labor was also impacted by lower sales volumes due to the economic environment as discussed above.

These increases in average cost of goods sold and other charges per ton sold were offset, in part, by the following:

•	Contract Mining Fees decreased $0.57 per ton sold due to lower contractor usage in the 2009 period compared to the 2008 period.

•

Subsidence cost decreased $0.30 per ton sold due to the 2008 period including additional expenses related to settlement agreements entered into between CONSOL Energy and the Pennsylvania Department of Environmental Protection (PA DEP). The settlement agreements stipulate additional work to be performed on streams that were impacted by underground mining prior to the current regulation regarding stream disturbance.

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

Gas cost of goods sold and other charges increased due primarily to a 26.3% increase in volumes of produced gas sold, offset, in part, by a 18.4% decrease in average unit costs.

	2009 Period	2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	24.5	19.4	5.1	26.3%
Average Cost per thousand cubic feet	$2.09	$2.56	$(0.47)	(18.4)%

Average costs per unit decreased in the 2009 period as a result of several factors, including the following:

•	Well service costs decreased by $0.08 per thousand cubic feet due to lower contract rig hours needed as a result of less pump maintenance being required in the 2009 period.

•

Gob well collection costs decreased $0.08 per thousand cubic feet due primarily to idling contractor crews for approximately five weeks during the current period. The idling of the crews was related to the Buchanan long wall being idled in the previous periods.

•

Water disposal costs have decreased $0.07 per thousand cubic feet due to lower volumes of water. Lower volumes of water are the result of the slow-down in coal bed methane well drilling activities due to the overall economic environment. Also, water disposal costs are lower in the period-to-period comparison due to lower rates being charged in the current period as a result of contract renegotiations with these contractors.

•

Repairs and maintenance cost per unit decreased by $0.06 per thousand cubic feet due to lower spending needed in the current period to maintain wells. In addition, road maintenance costs were lower in the period-to-period comparison related to less water being hauled as discussed above.

•

Compression expenses decreased $0.05 per thousand cubic feet due primarily to a reduction in the number of compressors utilized in the Northern Appalachian production field. Due to the slow-down in the drilling program in Northern Appalachia, rented compressors have been returned to more appropriately design the gathering fields for existing needs.

•

Other costs decreased $0.36 per thousand cubic feet primarily due to the impact of additional gas volumes sold during the period. Dollars spent remained consistent in the period-to-period comparison, therefore additional volumes decreased the average unit cost per thousand cubic feet sold.

These decreases in average costs per unit were offset, in part, by the following items:

•

CNX Gas has incurred approximately $0.12 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of CNX Gas’ drilling contracts require minimum payments be made to the contracting party when drilling rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These idle rig charges resulted in an increase to costs.

•	Firm transportation costs have increased $0.07 per thousand cubic feet due primarily to acquiring additional capacity in the Northern Appalachian region after the 2008 period.

•	Power and fuel costs increased $0.04 per thousand cubic feet primarily due to a power rate increase which occurred after the 2008 period.

Industrial supplies cost of goods sold decreased $1 million primarily due to lower sales volumes as a result of the slow-down in the economic environment.

Closed and idle mine cost of goods sold increased approximately $20 million in the 2009 period compared to the 2008 period. The increase was primarily attributable to $13 million of costs incurred at Mine 84 to pull underground equipment out of the mine in preparation of idling, to construct seals to close sections of the underground mine works, and complete work necessary for the mine to be maintained in an efficient manner. Also, approximately $6 million of costs were due to adjustments for reclamation liabilities related to mine plan changes and estimate changes at Powellton, one of our surface locations. Increases were also attributable to the idled Shoemaker Mine incurring approximately $2 million of additional expenses in the current period related to continuing to maintain the mine in an idled status. These increases in closed and idle mine cost of goods sold were offset, in part, by a $1 million reduction due to various transactions that occurred throughout both periods, none of which were individually material.

Other cost of goods sold increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Dry hole and other costs	$5	$—	$5	100.0%
Stock-based compensation	9	3	6	200.0%
Incentive compensation	8	9	(1)	(11.1)%
Terminal/River operations	14	20	(6)	(30.0)%
Miscellaneous other	15	11	4	36.4%

Other cost of goods sold and other charges	$51	$43	$8	18.6%

Dry hole and other costs were incurred in the 2009 period related to the determination that certain areas where an exploration well was drilled would not be economical to pursue. The costs for the exploration wells, which were previously capitalized, were expensed. Other costs include costs which were previously capitalized related to a lease. The lease was surrendered due to the properties being widely scattered and not adjacent to any of our operating units at this time. Also, costs related to particular permits where management has determined that no drilling will take place have been expensed.

Stock-based compensation expense increased $6 million in the period-to-period comparison. The 2008 period included a reduction of expense related to the CNX Gas performance share program reflecting a decrease in the market price of CNX Gas common stock at September 30, 2008. The performance share program was converted into CONSOL Energy restricted stock units. The 2009 year-to-date period also includes additional expense due to expanding the stock-based compensation program to include additional employees.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined production, safety and cost targets and the employees reach predetermined performance targets. Incentive compensation expense decreased $1 million due to differences in achieving the predetermined targets in the 2009 period.

Terminal/River operation charges have decreased approximately $6 million in the period-to-period comparison due to lower tonnage moved and lower employee counts throughout the 2009 period.

Miscellaneous other cost of goods sold and other charges increased $4 million due to various transactions that occurred throughout both periods, none of which were individually material.

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in costs relate to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	2009 Period	2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.4	2.4	—	—
Average Cost Per thousand cubic feet	$2.57	$8.92	$(6.35)	(71.2)%

Purchased gas costs represent volumes of gas purchased from third party producers that we sell at market prices. Purchased gas cost volumes also reflect the impact of pipeline imbalances. The $1 million decrease in cost of goods sold and other charges related to purchased gas represents overall price changes and contractual differences among customers in the year-to-date period-to-period comparison.

	2009 Period	2008 Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	0.5	0.2	0.3	150.0%
Average Cost Per thousand cubic feet	$2.45	$9.23	$(6.78)	(73.5)%

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense decreased $24 million due to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer.

Selling, general and administrative costs have increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Rentals	$2	$1	$1	100.0%
Wages, salaries and related benefits	16	16	—	—
Association/charitable contributions	3	3	—	—
Advertising and promotion	1	1	—	—
Professional, consulting and other purchased services	5	6	(1)	(16.7)%
Other	5	4	1	25.0%

Total Selling, General and Administrative	$32	$31	$1	3.2%

Rentals have increased $1 million primarily due to rent expense related to the new CONSOL Energy headquarters.

Wages, salaries and related benefits remained consistent in the period-to-period comparison.

Association assessments and charitable contributions remained consistent in the period to period comparison.

Advertising and promotion expenses remained consistent in the period-to-period comparison.

Costs of professional, consulting and other purchased services were $1 million lower in the 2009 period compared to the 2008 period due to various consulting expenses related to strategic and financial advisory services, none of which were individually material.

Other selling, general and administrative costs increased $1 million due to timing of various transactions that have occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Coal	$74	$73	$1	1.4%
Gas:
Production	25	13	12	92.3%
Gathering	6	5	1	20.0%

Total Gas	31	18	13	72.2%
Other	5	5	—	—

Total Depreciation, Depletion and Amortization	$110	$96	$14	14.6%

The $1 million increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2008 period.

The increase in gas production related depreciation, depletion and amortization was primarily due to increased volumes produced combined with an increase in the units-of-production rates for the Northern Appalachian region in the period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Production asset depreciation also increased due to the recalculation of rates in the 2009 period related to the Marcellus Shale wells and various other assets placed in service after the 2008 period.

Gas gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million in the period-to-period comparison due to assets placed in service after the 2008 period.

Other depreciation remained consistent in the period-to-period comparison.

Interest expense decreased in the 2009 period compared to the 2008 period due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Revolver	$1	$2	$(1)	(50.0)%
Capitalized lease	1	1	—	—
Long-term secured notes	7	7	—	—
Other	(1)	(1)	—	—

Total Interest Expense	$8	$9	$(1)	(11.1)%

Revolver interest expense is related to the amounts drawn on the credit facility. The expense related to the revolver decreased due to the lower interest rates on the facility in the 2009 period compared to the 2008 period, offset by higher average amounts drawn in the 2009 period.

Interest expense related to capitalized leases, long-term secured notes and other remained consistent in the period-to-period comparison.

Taxes other than income decreased $4 million primarily due to the following items:

	2009 Period	2008 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$41	$40	$1	2.5%
Gas	1	6	(5)	(83.3)%

Total Production Taxes	42	46	(4)	(8.7)%
Other taxes:
Coal	20	19	1	5.3%
Gas	1	2	(1)	(50.0)%
Other	3	3	—	—

Total Other Taxes	24	24	—	—

Total Taxes Other Than Income	$66	$70	$(4)	(5.7)%

Coal production taxes increased $1 million in the period-to-period comparison primarily due to the increase in average sales price for produced coal offset, in part, by lower coal production volumes in the period-to-period comparison.

Gas production taxes decreased $5 million due to lower severance taxes attributable to the lower average sales prices for gas, offset, in part, by higher gas sales volumes. Lower severance taxes in the period-to-period comparison are also related to a revised estimate of a settlement.

Other coal taxes increased $1 million in the 2009 period due to various transactions that occurred throughout both periods, none of which were individually material.

Other gas taxes decreased $1 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Other taxes have remained consistent in the period-to-period comparison.

Income Taxes

	2009 Period	2008 Period	Variance	Percentage Change
Earnings Before Income Taxes	$128	$144	$(16)	(11.1)%
Income Tax Expense	$35	$42	$(7)	(16.7)%
Effective Income Tax Rate	27.4%	28.6%	(1.2)%

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

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Net Income Attributable to CONSOL Energy Shareholders

Net income attributable to CONSOL Energy shareholders changed primarily due to the following items (table in millions):

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Sale Outside	$3,167	$3,050	$117	3.8%
Sales Purchased Gas	4	7	(3)	(42.9)%
Sales Gas Royalty Interest	30	62	(32)	(51.6)%
Freight—Outside	94	169	(75)	(44.4)%
Other Income	89	122	(33)	(27.0)%

Total Revenue and Other Income	3,384	3,410	(26)	(0.8)%
Cost of Goods Sold and Other Charges	2,018	2,118	(100)	(4.7)%
Purchased Gas Costs	3	7	(4)	(57.1)%
Gas Royalty Interest Costs	23	59	(36)	(61.0)%

Total Cost of Goods Sold	2,044	2,184	(140)	(6.4)%
Freight Expense	94	169	(75)	(44.4)%
Selling, General and Administrative Expense	98	93	5	5.4%
Depreciation, Depletion and Amortization	324	285	39	13.7%
Interest Expense	23	28	(5)	(17.9)%
Taxes Other Than Income	214	214	—	—

Total Costs	2,797	2,973	(176)	(5.9)%

Earnings Before Income Taxes	587	437	150	34.3%
Income Tax Expense	169	138	31	22.5%

Net Income	418	299	119	39.8%
Less: Net Income Attributable to Noncontrolling Interest	21	33	(12)	(36.4)%

Net Income Attributable to CONSOL Energy Inc. Shareholders	$397	$266	$131	49.2%

Net income attributable to CONSOL Energy shareholders for the nine months ended September 30, 2009 was $397 million compared to $266 million in the nine months ended September 30, 2008. Net income attributable to CONSOL Energy shareholders for the year-to-date 2009 period increased in comparison to the year-to-date 2008 period primarily due to:

•	Higher average coal sales prices;

•	Higher gas sales volumes;

•	Customer coal contract buy-outs which resulted in $13 million of income in the 2009 year-to-date period; and

•	Contract buy-outs which were negotiated with customers to release tonnage under lower priced contracts resulted in $19 million of expense in the year-to-date 2008 period.

Improvements in net income attributable to CONSOL Energy shareholders were offset, in part, by the following items:

•	Lower volume of coal sold;

•	Lower average sales prices for gas volumes sold;

•	Higher average cost per ton of coal sold;

•	Business interruption insurance settlement of $50 million recognized in the year-to-date 2008 period related to the Buchanan roof collapse incident; and

•

Higher depreciation, depletion and amortization costs incurred in the year-to-date 2009 period due mainly to higher gas volumes produced, higher rates per unit produced and additional assets placed in service after the 2008 period.

See discussion below for additional details of the changes in net income in the year-to-date period-to-period comparison.

Revenue

Revenue and other income decreased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal	$2,480	$2,234	$246	11.0%
Purchased Coal	22	82	(60)	(73.2)%
Produced Gas	467	497	(30)	(6.0)%
Industrial Supplies	143	146	(3)	(2.1)%
Other	55	91	(36)	(39.6)%

Total Sales-Outside	3,167	3,050	117	3.8%
Gas Royalty Interest	30	62	(32)	(51.6)%
Purchased Gas	4	7	(3)	(42.9)%
Freight Revenue	94	169	(75)	(44.4)%
Other Income	89	122	(33)	(27.0)%

Total Revenue and Other Income	$3,384	$3,410	$(26)	(0.8)%

The increase in company produced coal sales revenue during the year-to-date 2009 period was due to the higher average price per ton sold, offset, in part, by lower sales volumes of company produced coal sold.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	42.1	47.5	(5.4)	(11.4)%
Average Sales Price Per Ton	$58.95	$47.01	$11.94	25.4%

The increase in average sales price in the period-to-period comparison primarily reflects higher prices negotiated in previous periods when there was a significant increase in the global demand for coal. Sales of company produced coal decreased in the current period due to delivery deferments of Central and Northern Appalachian coals. Coal consumption by the electric power sector continued to decline during the period due mainly to lack of industrial demand. Metallurgical grade coal sales volumes were flat due to the steady demand for steel in the period-to-period comparison. Lower volumes sold reduced sales income by approximately $256 million dollars in the year-to-date period-to-period comparison.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The decrease of $60 million in purchased coal sales revenue was primarily due to a decrease in demand in the year-to-date period-to-period comparison, offset, in part, by higher sales prices.

The decrease of $30 million in produced gas sales revenue in the year-to-date 2009 period compared to the 2008 period was due to lower average sales price per thousand cubic feet sold, offset, in part, by higher sales volumes.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Gas Sales Volume (in billion cubic feet)	68.7	53.4	15.3	28.7%
Average Sales Price Per thousand cubic feet	$6.80	$9.31	$(2.51)	(27.0)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program. These increases in sales volumes were offset, in part, by approximately 1.2 Bcf due to the idling of Buchanan mine longwall system throughout the majority of the year-to-date 2009 period. The decrease in average sales price is the result of the general market price decreases in the year-to-date period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions that CNX Gas has entered. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 36.4 Bcf of our produced gas sales volumes for the nine months ended September 30, 2009 at an average price of $9.12 per Mcf. In the nine months ended September 30, 2008, these financial hedges represented approximately 30.6 Bcf at an average price of $9.17 per Mcf.

The $3 million decrease in revenues from the sale of industrial supplies was primarily due to lower sales volumes. Economic conditions had a negative impact on major customers, particularly those serving the auto and housing markets. These decreases were offset, in part, by higher sales volumes related to the November 2008 acquisition of North Penn Pipe & Supply, LLC.

The $36 million decrease in other sales was attributable to decreased revenues from barge towing and terminal services. The decrease is related to lower tonnage moved by the barge towing and terminal services in the 2009 period compared to the 2008 period. Lower tonnage moved reflects the weak economic environment which has reduced the volume of products moved on the rivers.

Included in gas royalty interest sales volumes are the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The decrease in market prices, contractual differences among leases and the mix of average and index prices used in calculating royalties contributed to the year-to-date period-to-period change.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	7.3	6.1	1.2	19.7%
Average Sales Price Per thousand cubic feet	$4.07	$10.07	$(6.00)	(59.6)%

Purchased gas sales volumes represent volumes of gas that are sold at market prices that were purchased from third-party producers.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	1.0	0.7	0.3	42.9%
Average Sales Price Per thousand cubic feet	$4.16	$9.22	$(5.06)	(54.9)%

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has decreased $75 million in the year-to-date 2009 period primarily due to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer. Freight revenue also decreased due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income and miscellaneous income.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Insurance proceeds	$—	$50	$(50)	(100.0)%
Proceeds from relinquishments of mining rights	—	6	(6)	(100.0)%
Contract towing	4	8	(4)	(50.0)%
Gain on sale of assets	13	17	(4)	(23.5)%
Royalty income	13	15	(2)	(13.3)%
Equity in earnings of affiliates	12	5	7	140.0%
Customer buyout of coal contracts	13	—	13	100.0%
Reversal/recognition of unrealized losses on options	2	(14)	16	(114.3)%
Other miscellaneous	32	35	(3)	(8.6)%

Total other income	$89	$122	$(33)	(27.0)%

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

Contract towing revenue has decreased approximately $4 million due primarily to the general slow-down in the economy negatively impacting the volume of material being shipped via river transportation.

Gain on sale of assets decreased $4 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Royalty income decreased $2 million primarily due to lower volumes of CONSOL Energy coal produced by third-parties.

Equity in earnings of affiliates increased $7 million in the year-to-date 2009 period due to various transactions entered into by our equity affiliates throughout both periods, none of which were individually material.

In the year-to-date 2009 period, $13 million of income was recognized related to contracts with certain customers that were unable to take delivery of previously contracted coal tonnage. These customers agreed to buy out their contracts in order to release them from the requirement of taking delivery of previously committed tons.

In the year-to-date 2009 period, mark-to-market adjustments for free standing coal sales options resulted in approximately a $2 million reversal of previously recognized unrealized losses. The reversal of losses was primarily due to the decrease in market price of coal at September 30, 2009 compared to December 31, 2008. These free standing coal sales options mark-to-market adjustments resulted in a $14 million unrealized loss in the year-to-date 2008 period.

Other miscellaneous income decreased $3 million in the year-to-date period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges decreased due to the following:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$1,442	$1,536	$(94)	(6.1)%
Purchased Coal	28	88	(60)	(68.2)%
Produced Gas	150	129	21	16.3%
Industrial Supplies	134	145	(11)	(7.6)%
Closed and Idle Mines	82	59	23	39.0%
Other	182	161	21	13.0%

Total Cost of Goods Sold and Other Charges Outside	2,018	2,118	(100)	(4.7)%
Gas Royalty Interest	23	59	(36)	(61.0)%
Purchased Gas	3	7	(4)	(57.1)%

Total Cost of Goods Sold	$2,044	2,184	$(140)	(6.4)%

Produced coal cost of goods sold and other charges decreased primarily due to lower sales volumes, offset, in part, by a 6.1% increase in average unit cost per ton sold.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	42.1	47.5	(5.4)	(11.4)%
Average Cost of Goods Sold and Other Charges per Ton	$34.29	$32.33	$1.96	6.1%

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

•

Supply costs have increased $1.33 per ton sold related to higher supply and maintenance costs at several locations. Additional supply and maintenance projects were completed during the period which included additional roof control costs, additional ventilation control costs and additional water handling costs. Average unit costs of supplies were also impacted by lower sales tons in the period-to-period comparison.

•

Labor costs have increased $0.92 per ton sold due to the effects of wage increases at the union and non-union mines. These contracts call for specified hourly wage increases in each year of the contract. Labor costs also increased due to the higher average number of employees in the year-to-date 2009 period compared to the year-to-date 2008 period, reflecting the utilization of new work schedules that require more manpower. The average increase in unit cost for labor was also impacted by lower sales volumes due to the economic environment as discussed above.

•	Other costs per unit on a net basis have increased $0.18 per ton sold due to various transactions that have occurred throughout both periods, none of which were individually material.

These increases in costs were offset, in part, by the following decrease:

•	Royalty costs per unit have decreased $0.47 per ton sold due to lower amounts of coal produced on coal that is not owned in fee by CONSOL Energy.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The decrease of $60 million in purchased coal cost of goods sold and other charges in the year-to-date 2009 period was primarily due to lower volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 28.7% increase in volumes of produced gas sold, offset, in part, by lower average cost per unit sold.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	68.7	53.4	15.3	28.7%
Average Cost per thousand cubic feet	$2.18	$2.42	$(0.24)	(9.9)%

Average costs per unit decreased in the year-to-date 2009 period as a result of several factors:

•	Well service costs per unit decreased by $0.07 per thousand cubic feet due to lower contract service rig hours needed as a result of less pump maintenance being required in the 2009 period.

•

Gob collection charges were $0.06 per thousand cubic feet lower in the year-to-date period-to-period comparison. Lower gob collection charges per unit were primarily due to the Buchanan longwall being idled throughout the majority of the year-to-date 2009 period.

•

Compression expenses decreased $0.03 per thousand cubic feet due primarily to a reduction in the number of compressors utilized in the Northern Appalachian production field. Due to the slow-down in the drilling program in Northern Appalachia, rented compressors have been returned to more appropriately design the gathering fields for existing needs.

•

Repairs and maintenance expenses have decreased $0.03 per thousand cubic feet due to the additional volumes produced in the period-to-period comparison. Dollars spent for repairs and maintenance have remained consistent, therefore additional volumes decreased the unit cost.

•

Other costs per unit decreased $0.28 per thousand cubic feet due primarily to the impact of additional volumes of gas sold during the year-to-date 2009 period. Dollars spent remained consistent in the period-to-period comparison, therefore additional volumes decreased the unit cost.

These decreases in average costs per unit were offset, in part, by the following items:

•

CNX Gas has incurred approximately $0.09 per thousand cubic feet of costs related to idling various drilling rigs throughout the company. Some of CNX Gas’ drilling contracts require minimum payments be made to the contracting party when drilling rigs are not being used. The CNX Gas drilling program has been slowed down pending a change in the economic environment. These charges resulted in an increase to costs.

•	Firm transportation costs increased $0.09 per thousand cubic feet due primarily to acquiring additional capacity in the Northern Appalachian region after the 2008 period.

•

Power and fuel costs increased $0.05 per thousand cubic feet due to a power rate increase which occurred after the 2008 period. Also, the increase was due to additional compressors being placed in service after the 2008 period along the existing gathering system in the Central Appalachian production field in order to flow the increasing gas volumes more efficiently.

Industrial supplies cost of goods sold decreased $11 million primarily due to decreased sales volumes as a result of slow-down in the economic environment.

Closed and idle mine cost of goods sold increased approximately $23 million in the year-to-date 2009 period compared to the year-to-date 2008 period. Approximately $26 million of increased expenses were incurred at Mine 84 to pull underground equipment out of the mine in preparation of idling and to construct seals to close sections of the underground mine works so that the mine can be maintained in a more efficient manner. Increases were also attributable to the idled Shoemaker Mine incurring approximately $9 million of additional expenses in the current period related to the continued maintenance of the mine in an idled status. Closed and idle mine cost of goods sold increased $6 million due to adjustments for reclamation related to mine plan changes and estimate changes at Powellton, one of our Central Appalachian surface mines. These increases were offset, in part, by reductions of $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

The increase in closed and idle mine cost of goods sold were offset, in part, by a reduction of $17 million of expense due to decreases in the mine closing, perpetual care water treatment and reclamation liabilities. These decreases in costs primarily related to adjustments in engineering estimates of water quality and flows, as well as changes in the credit adjusted risk free interest rates.

Other cost of goods sold increased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Legal Settlement	$15	$—	$15	100.0%
Cease use expenses	13	—	13	100.0%
Dry hole and other costs	11	—	11	100.0%
Incentive compensation	30	25	5	20.0%
Stock-based compensation	29	19	10	52.6%
Severance pay	3	—	3	100.0%
Terminal/River operations	43	55	(12)	(21.8)%
Contract settlements	—	19	(19)	(100.0)%
Miscellaneous other	38	43	(5)	(11.6)%

Other cost of goods sold and other charges	$182	$161	$21	13.0%

Legal settlement of $15 million represents the amount accrued for the settlement of the Levisa Action and the Pobst/Combs Action, which is discussed in “Note 10 – Commitments and Contingencies” in Item 1, Condensed Consolidated Financial Statements of our Form 10-Q for the second quarter ended June 30, 2009.

Approximately $13 million of cease use expense relates to the relocation of the CONSOL Energy corporate office and the cease use of the old facility. Accordingly, a liability for the present value of the remaining lease payments has been recognized in Cost of Goods Sold and Other Charges and resulted in $13 million of expense. The remaining deferred gain from the original transaction was also recognized as discussed in the other income section.

Dry hole and other costs of $11 million were incurred by the gas segment in the year-to-date 2009 period. Dry hole and other costs were incurred in the year-to-date 2009 period related to the determination that certain areas where an exploration well was drilled would not be economical to pursue. The costs for the exploration well, which were previously capitalized, were expensed. Other costs include costs associated with certain leased property that will no longer be held due to the determination that the area would not be economical to pursue. Also, costs related to particular permits for areas where management has determined that no drilling will take place have been expensed.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined production, safety and cost targets and the employees reach predetermined performance targets. Incentive compensation expense increased $5 million due to exceeding the predetermined targets in the year-to-date 2009 period.

Stock-based compensation expense increased $10 million in the year-to-date period-to-period comparison primarily due to $3 million of fair value adjustments associated with the exchange offer to convert CNX Gas performance share units into CONSOL restricted stock units. The 2009 year-to-date period also includes additional expense due to expanding the stock-based compensation program to include additional employees. The year-to-date 2008 period included a reduction to expense related to the CNX Gas performance share units to reflect the lower market price of CNX Gas shares at September 30, 2008 compared to its peer group. The CNX Gas performance share plan has been replaced with a CONSOL Energy restricted stock program in the year-to-date 2009 period.

Severance pay relates to the administrative staff reductions in force.

Terminal/River operation charges have decreased approximately $12 million in the year-to-date period-to-period comparison due to lower tonnage moved and lower employee counts throughout the 2009 period.

In the year-to-date 2008 period, CONSOL Energy agreed to buy out coal sales contracts with several customers in order to release tons committed under lower priced contracts for sale to other customers at higher prices. No such agreements were made in the year-to-date 2009 period.

Miscellaneous other cost of goods sold and other charges decreased $5 million due to various transactions throughout both periods, none of which were individually material.

Included in gas royalty interest costs are the expenses related to the portion of production belonging to royalty interest owners sold by CNX Gas on their behalf. The increase in volumes and the decrease in price relates to the volatility and contractual differences among leases, as well as the mix of average and index prices used in calculating royalties.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	7.3	6.1	1.2	19.7%
Average Cost Per thousand cubic feet	$3.19	$9.61	$(6.42)	(66.8)%

Purchased gas costs represent volumes of gas purchased from third party producers that we sell at market prices. Purchased gas cost volumes also reflect the impact of pipeline imbalances. The increase in cost of goods sold and other charges related to purchased gas represents overall price changes and contractual differences among customers in the period-to-period comparison.

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Variance	Percentage Change
Purchased Gas Cost Volumes (in billion cubic feet)	1.0	0.8	0.2	25.0%
Average Cost Per thousand cubic feet	$3.09	$8.69	$(5.60)	(64.4)%

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense has decreased $75 million in the year-to-date 2009 period primarily due to lower domestic shipments to customers whom CONSOL Energy pays the freight and then passes on the cost to the customer. Also, freight expense decreased due to fewer export sales made to customers whom CONSOL Energy pays the ocean-going freight and then passes the cost to the customer.

Selling, general and administrative costs have increased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Rentals	$7	$2	$5	250.0%
Wages, salaries and related benefits	47	46	1	2.2%
Association/charitable contributions	9	9	—	—
Advertising and promotion	4	4	—	—
Professional, consulting and other purchased services	20	21	(1)	(4.8)%
Other	11	11	—	—

Total Selling, General and Administrative	$98	$93	$5	5.4%

Rentals have increased primarily due to rent expense related to the new CONSOL Energy headquarters.

Wages, salaries and related benefits have increased approximately $1 million primarily due to increased costs of salaried benefits.

Association assessments and charitable contributions have remained consistent in the period-to-period comparison.

Advertising and promotion expenses have remained consistent in the period-to-period comparison.

Costs of professional, consulting and other purchased services have decreased $1 million related to various corporate initiatives, none of which are individually material.

Other selling, general and administrative costs remained consistent in the period-to-period comparison.

Depreciation, depletion and amortization increased due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Coal	$228	$220	$8	3.6%
Gas:
Production	62	35	27	77.1%
Gathering	16	15	1	6.7%

Total Gas	78	50	28	56.0%
Other	18	15	3	20.0%

Total Depreciation, Depletion, and Amortization	$324	$285	$39	13.7%

The $8 million increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2008 period.

The increase in gas production depreciation, depletion and amortization was primarily due to increased volumes produced, combined with an increase in the units of production rates for the Northern Appalachian region in the year-to-date period-to-period comparison. These rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves. Production asset depreciation also increased due to the recalculation of rates in the 2009 period related to the Marcellus Shale wells and various other assets being placed in service after the 2008 period.

Gas gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million in the year-to-date period-to-period comparison due to various assets being placed in service after the 2008 period.

Other depreciation increased $3 million in the year-to-date period-to-period comparison due to various assets being placed in service after the 2008 period, none of which were individually material.

Interest expense decreased in the year-to-date 2009 period compared to the year-to-date 2008 period due to the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Revolver	$5	$8	$(3)	(37.5)%
Capitalized lease	4	4	—	—
Long-term secured notes	20	20	—	—
Other	(6)	(4)	(2)	50.0%

Total Interest Expense	$23	$28	$(5)	(17.9)%

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

Other interest expense decreased $2 million in the period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Taxes other than income consist of the following items:

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$131	$122	$9	7.4%
Gas	3	15	(12)	(80.0)%

Total Production Taxes	134	137	(3)	(2.2)%
Other taxes:
Coal	67	63	4	6.3%
Gas	5	5	—	—
Other	8	9	(1)	(11.1)%

Total Other Taxes	80	77	3	3.9%

Total Taxes Other Than Income	$214	$214	$—	—

Increased coal production taxes are primarily due to higher severance taxes attributable to the increase in average sales price for produced coal. These improvements were offset, in part, by lower coal production volumes in the year-to-date period-to-period comparison.

Gas production taxes decreased $12 million due to lower severance taxes attributable to lower average sales prices for gas, offset, in part, by higher gas sales volumes. Lower severance taxes in the year-to-date period-to-period comparison are also related to a revised estimate of a pending litigation settlement.

Other coal taxes have increased approximately $4 million due to higher property taxes related to reassessments on property primarily in West Virginia and Pennsylvania owned by CONSOL Energy. The increase was also due to a reduction in the tax credit generated by production in the state of Virginia as a result of the idling of the longwall at the Buchanan Mine which reduced production during the 2009 period.

Other gas taxes remained consistent in the period-to-period comparison.

Other taxes have decreased $1 million in the year-to-date period-to-period comparison due to various transactions that occurred throughout both periods, none of which were individually material.

Income Taxes

	Year-to- Date 2009 Period	Year-to- Date 2008 Period	Dollar Variance	Percentage Change
Earnings Before Income Taxes	$587	$437	$150	34.3%
Income Tax Expense	$169	$138	$31	22.5%
Effective Income Tax Rate	28.9%	31.6%	(2.7)%

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

Liquidity and Capital Resources

CONSOL Energy generally has satisfied our working capital requirements and funded our capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. We utilize a $1 billion senior secured credit facility which expires in June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in March 2012. The agreement provides for the release of collateral at the request of CONSOL Energy upon the achievement of certain credit ratings. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 26.54 to 1.00 at September 30, 2009. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was 0.92 to 1.00 at September 30, 2009. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At September 30, 2009, the facility had approximately $337 million drawn and $268 million of letters of credit outstanding, leaving $395 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

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

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale, on a continuous basis, of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding or letters of credit. CONSOL Energy formed CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, for the sole purpose of buying and selling eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institutions. At September 30, 2009, eligible accounts receivable totaled approximately $165 million. There was no subordinated retained interest at September 30, 2009. Accounts receivable totaling $165 million were removed from the consolidated balance sheet at September 30, 2009. There were no letters of credit outstanding against the facility at September 30, 2009.

CNX Gas, an 83.3% consolidated subsidiary of CONSOL Energy, utilizes a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit, which expires in October 2010. CNX Gas can request an additional $100 million increase in the aggregate outstanding principal amount. The agreement contains a negative pledge provision, pursuant to which

CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. This facility includes a leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio covenant was 0.40 to 1.00 at September 30, 2009. The facility also includes an interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 66.77 to 1.00 at September 30, 2009. At September 30, 2009, this facility had approximately $15 million of letters of credit issued and had approximately $73 million of outstanding borrowings, leaving approximately $112 million of unused capacity. As a result of the credit agreement, CNX Gas and their subsidiaries executed a Supplemental Indenture on October 21, 2005, guaranteeing CONSOL Energy’s 7.875% bonds.

Uncertainty in the financial markets still persists. This uncertainty brings additional potential risks to CONSOL Energy. These risks include declines in our stock price, less availability and higher costs of additional credit, potential counterparty defaults, and further commercial bank failures. Although the majority of the financial institutions in our bank group appear to be strong, there are some that have been and could be considered take-over candidates. We have no indication that any such transactions would impact our current credit facility; however, the possibility does exist. Financial market disruptions may impact our collection of trade receivables. CONSOL Energy constantly monitors the creditworthiness of our customers. We believe that our current group of customers is sound and represent no abnormal business risk.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of approximately $127 million at September 30, 2009. The ineffective portion of these contracts was insignificant to earnings in the nine months ended September 30, 2009. Hedge counterparties consist of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	Nine Months Ended September 30,
	2009	2008	Change
Cash flows from operating activities	$728	$683	$45
Cash used in investing activities	$(615)	$(722)	$107
Cash (used in) provided by financing activities	$(219)	$7	$(226)

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

•

Operating cash flows were lower in 2009 due to $40 million of proceeds received from the accounts receivable securitization program in the 2008 period. In the 2009 period, there were no net proceeds received from the accounts receivable securitization program.

•	Operating cash flows were lower in 2009 by approximately $70 million due to inventories. Coal inventories increased 1.5 million tons in 2009. Coal inventories remained consistent in the 2008 period.

Net cash used in investing activities changed primarily due to the following items:

•

Total capital expenditures decreased $51 million to $689 million in 2009 compared to $740 million in 2008. Capital expenditures for coal and other activities increased $92 million due to various projects including the continued work at Shoemaker mine to replace the track haulage with belt haulage, the face extension work at Bailey, the purchase of longwall shields which were sold and leased back, and the Buchanan water handling system. Capital expenditures for the gas segment decreased $143 million in 2009 primarily due to the $36 million expended in 2008 for the acquisition of Knox Energy and the slow-down of the drilling program, offset in part, by a $15 million increase due to increased Marcellus drilling activity in Northern Appalachia.

•

Proceeds from the sale of assets were $70 million in 2009 compared to $19 million in 2008. Proceeds in 2009 were primarily related to the sale leaseback of various mining equipment as discussed in “Note 2—Acquisitions and Dispositions” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Net cash used in financing activities changed primarily due to the following items:

•

In 2009, CONSOL Energy repaid borrowings of approximately $148 million from the revolving credit facility. In 2008, CONSOL Energy repaid borrowings of approximately $35 million from this facility. In 2009, CONSOL Energy’s 83.3% owned subsidiary, CNX Gas, had no net proceeds from its revolving credit facility. In 2008, CNX Gas received approximately $58 million of proceeds from this facility.

•	Tax benefits from stock-based compensation resulted in approximately $23 million of cash inflows in the 2008 period. These benefits were insignificant in the 2009 period.

•	Payments of $4 million were made by CONSOL Energy’s variable interest entity in 2009 compared to $12 million of proceeds received in 2008.

•	The 2008 period includes $15 million of proceeds from the issuance of CONSOL Energy treasury stock. In the 2009 period, the issuance of CONSOL Energy treasury stock resulted in insignificant proceeds.

The following is a summary of our significant contractual obligations at September 30, 2009 (in thousands):

	Payments Due
	Within 1 Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term Notes Payable	$409,950	$—	$—	$—	$409,950
Purchase Order Firm Commitments	39,869	9,302	—	—	49,171
Gas Firm Transportation	28,122	52,635	50,079	308,633	439,469
Long-term Debt	9,057	370,438	5,094	14,249	398,838
Capital (Finance) Lease Obligations	19,663	23,107	15,231	52,236	110,237
Operating Lease Obligations	61,393	103,604	65,781	170,838	401,616
Other Long-term Liabilities (a)	381,022	577,113	561,348	2,282,993	3,802,476

Total Obligations (b)	$949,076	$1,136,199	$697,533	$2,828,949	$5,611,757

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, mine reclamation and closure and other long-term liability costs. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Estimated 2009 contributions are expected to be approximately $66 million.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At September 30, 2009, CONSOL Energy had total long-term debt of $477 million outstanding, including the current portion of long-term debt of $23 million. This long-term debt consisted of:

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

•

An aggregate principal amount of $72 million and $31 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in October 2011 and December 2010, respectively;

•	$30 million in advance royalty commitments with an average interest rate of 10.7% per annum;

•

An aggregate principal amount of $16 million on a variable rate note that bears interest at 6.10% at September 30, 2009. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $79 million of capital leases with a weighted average interest rate of 6.63% per annum;

At September 30, 2009, CONSOL Energy, excluding CNX Gas, also had $337 million of aggregate principal amounts of outstanding borrowings and approximately $268 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At September 30, 2009, CNX Gas, an 83.3% owned subsidiary, had $73 million of aggregate principal amounts of outstanding borrowings and approximately $15 million of letters of credit outstanding under its $200 million revolving credit facility.

Stockholders’ Equity and Dividends

CONSOL Energy had stockholders’ equity of $2,027 million at September 30, 2009 and $1,674 million at December 31, 2008. Stockholders’ equity increased primarily due to net income attributable to CONSOL Energy for the nine months ended September 30, 2009 and amortization of stock-based compensation. These increases were offset, in part, by the declaration of dividends and changes in the cash flow hedges held by CNX Gas. See Item 1, Consolidated Statements of Stockholders’ Equity of this Form 10-Q.

Stockholders’ equity also changed due to the implementation of the Noncontrolling Interest Topic of the Financial Accounting Standards Board Accounting Standards Codification. This topic required minority interest to be recharacterized as noncontrolling interests, and classified as a component of equity for all periods presented as of January 1, 2009.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
October 23, 2009	$0.10	November 4, 2009	November 20, 2009
July 31, 2009	$0.10	August 6, 2009	August 24, 2009
April 24, 2009	$0.10	May 5, 2009	May 22, 2009
January 30, 2009	$0.10	February 9, 2009	February 20, 2009

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant is 2.50 to 1.00 or more or our availability is less than $100 million. The leverage ratio was 0.92 to 1.00 and our availability was approximately $395 million at September 30, 2009. The credit facility does not permit dividend payments in the event of default. There were no defaults in the nine months ended September 30, 2009.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Consolidated Financial Statements. CONSOL Energy participates in various multi-employer benefit plans such as the United Mine Workers’ of America (UMWA) 1974 Pension Plan, the UMWA Combined Benefit Fund and the UMWA 1993 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at September 30, 2009. The various multi-employer benefit plans are discussed in Note 17-Other Employee Benefit Plans of the 2008 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at September 30, 2009. Management believes these items will expire without being funded. See Note 10-Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued accounting guidance regarding the accounting for transfers of financial assets that is designed to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The guidance enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. The guidance requires enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. This guidance is effective for an entity’s first annual reporting period after November 15, 2009 and is not eligible for early adoption. Management believes that this guidance will result in the securitization facility transactions being reclassified from sales transactions to secured borrowing transactions as of January 1, 2010.

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

•	increases in the price of commodities used in our mining operations could impact our cost of production;

•	obtaining, maintaining and renewing governmental permits and approvals for our operations;

•	the effects of proposals to regulate greenhouse gas emissions;

•	the effects of government regulation;

•	the effects of stringent federal and state employee health and safety regulations;

•	the effects of mine closing, reclamation and certain other liabilities;

•	the effects of subsidence from longwall mining operations on surface structures, water supplies, streams and surface land;

•	uncertainties in estimating our economically recoverable coal and gas reserves;

•	the outcomes of various legal proceedings, which are more fully described in our reports filed under the Securities Exchange Act of 1934;

•	increased exposure to employee related long-term liabilities;

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

In reviewing any agreements incorporated by reference in this Form 10-Q, please remember they are included to provide you with information regarding the terms of such agreement and are not intended to provide any other factual or disclosure information about the Company. The agreements may contain representations and warranties by the Company, which should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties should those statements prove to be inaccurate. The representations and warranties were made only as of the date of the relevant agreement or such other date or dates as may be specified in such agreement and are subject to more recent developments. The agreements may also contain covenants in which the Company agrees to take or agrees to refrain from taking specified actions, which should not in all instances be treated as categorical promises to take or refrain from taking specified actions. Accordingly, these representations and warranties alone may not describe the actual state of affairs as of the date they were made or at any other time nor may the covenants alone describe actions which the Company plans to take or refrain from taking.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy’s exposure to the risks of changing natural gas prices, interest rates and foreign exchange rates.

CONSOL Energy is exposed to market price risk in the normal course of selling natural gas production and to a lesser extent in the sale of coal. CONSOL Energy sells coal under both short-term and long-term contracts with fixed price and/or indexed price contracts that reflect market value. CONSOL Energy uses fixed-price contracts, collar-price contracts and derivative commodity instruments that qualify as cash-flow hedges under the Derivatives and Hedging Topic of the Financial Accounting Standards Board Accounting Standards Codification to minimize exposure to market price volatility in the sale of natural gas. Our risk management policy strictly prohibits the use of derivatives for speculative purposes.

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

Sensitivity analyses of the incremental effects on future pre-tax income of a hypothetical 10% and 25% decrease in natural gas prices for open derivative instruments as of September 30, 2009 are provided in the following table:

Incremental decrease in pre-tax income assuming a

Hypothetical price decrease of:

	10%	25%
	(In millions)
Natural Gas (1)	$54.7	$136.8

(1)	CNX Gas remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CNX Gas entered into derivative instruments to convert the market prices related to portions of the 2009 through 2012 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

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

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2009, CONSOL Energy had $477 million aggregate principal amount of debt outstanding under fixed-rate instruments and $410 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s, excluding CNX Gas, primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $337 million of borrowings outstanding at September 30, 2009. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 1.10% per annum during the nine months ended September 30, 2009. A 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income attributable to CONSOL Energy for the period. CONSOL Energy’s 83.3% subsidiary, CNX Gas, also had outstanding borrowings under their revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $73 million at September 30, 2009 and bore interest at a weighted average rate of 1.47% per annum during the nine months ended September 30, 2009. Due to the level of borrowings against this facility and the low weighted average interest rate in the nine months ended September 30, 2009, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income attributable to CONSOL Energy for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2009 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through eighteenth paragraphs of “Note 10—Commitments and Contingencies” in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The following risk factor is updated from our quarterly report on Form 10-Q for the quarter ended March 31, 2009.

For mining and drilling operations, CONSOL Energy must obtain, maintain, and renew governmental permits and approvals which can be a costly and time consuming process and can result in restrictions on our operations.

Most producers in the eastern U.S. are being impacted by government regulations and enforcement to a much greater extent than a few years ago, particularly in light of the renewed focus by environmental agencies and the government generally on the mining industry, including more stringent enforcement of the laws that regulate mining. The pace with which government issues permits needed for on-going operations to continue mining has negatively impacted expected production, especially in Central Appalachia. Environmental groups in Southern West Virginia and Kentucky have challenged state and U.S. Army Corps of Engineers permits for mountaintop mining on various grounds. The most recent challenges have focused on the adequacy of the Corps of Engineers analysis of impacts to streams and the adequacy of mitigation plans to compensate for stream impacts resulting from valley fill permits required for mountaintop mining. In 2007, the U.S. District Court for the Southern District of West Virginia found other operators’ permits for mining in these areas to be deficient. In February 2009, the U.S. Court of Appeals for the Fourth Circuit reversed that decision, finding that the permits were adequate. However, since that reversal, the U.S. Environmental Protection Agency (EPA) began to more critically review valley fill permits and has been recommending that they be denied because of concerns by EPA of potential impacts to water quality in streams below valley fills. EPA’s objections and an enhanced review process that is being implemented under a federal multi-agency memorandum of understanding have effectively resulted in a hold on the issuance of permits without any indication as to when the Corps will recommence issuance of permits. At this time it is not possible to predict how long it will take for the permits to be issued. CONSOL Energy’s surface operations in these areas have been impacted to a limited extent to date, but future permits will likely be affected by the EPA’s current position, which will likely adversely impact our surface operations. In addition, over the past few years, the length of time needed to bring a new mine into production has increased by several years because of the increased time required to obtain necessary permits. New safety laws and regulations have impacted productivity at underground mines, although the company has not yet been able to ascertain the exact amount of the impact.

ITEM 6.	EXHIBITS

Exhibit Index

3.2	Amended and Restated Bylaws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed on September 11, 2009

3.2.1	Amended and Restated Bylaws of CONSOL Energy Inc. (marked to show changes from former bylaws), incorporated by reference to Exhibit 3.2.1 to Form 8-K filed on September 11, 2009

10.1	CONSOL Energy Inc. Supplemental Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 11, 2009

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2009 furnished in XBRL)

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
Date: October 28, 2009

	By:	/s/ J. BRETT HARVEY
J. Brett Harvey,
President and Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ WILLIAM J. LYONS
William J. Lyons,
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)