Form 10-Q
period 2010-03-31
CONSOL Energy Inc
filed 2010-05-04
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-14901

CONSOL Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 CONSOL Energy Drive

Canonsburg, PA 15317-6506

(724) 485-4000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 16, 2010
Common stock, $0.01 par value	225,710,460

PART I

FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Sales—Outside	$1,169,514	$1,150,244
Sales—Purchased Gas	3,016	1,465
Sales—Gas Royalty Interests	14,339	12,632
Freight—Outside	31,200	30,916
Other Income	21,991	23,494

Total Revenue and Other Income	1,240,060	1,218,751
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	766,862	667,622
Purchased Gas Costs	2,308	1,530
Acquisition and Financing Fees	46,563	—
Gas Royalty Interests Costs	12,197	10,591
Freight Expense	31,200	30,916
Selling, General and Administrative Expenses	30,130	30,816
Depreciation, Depletion and Amortization	119,186	106,219
Interest Expense	8,145	8,512
Taxes Other Than Income	81,301	77,839

Total Costs	1,097,892	934,045

Earnings Before Income Taxes	142,168	284,706
Income Taxes	34,286	79,735

Net Income	107,882	204,971
Less: Net Income Attributable to Noncontrolling Interest	(7,613)	(9,152)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$100,269	$195,819

Earnings Per Share:
Basic	$0.55	$1.08

Dilutive	$0.54	$1.08

Weighted Average Number of Common Shares Outstanding:
Basic	181,726,480	180,576,479

Dilutive	184,348,982	182,150,090

Dividends Paid Per Share	$0.10	$0.10

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,879,007	$65,607
Accounts and Notes Receivable:
Trade	473,356	317,460
Other Receivables	13,141	15,983
Accounts Receivable—Securitized	50,000	50,000
Inventories	327,443	307,597
Deferred Income Taxes	63,900	73,383
Prepaid Expenses	185,901	161,006

Total Current Assets	2,992,748	991,036
Property, Plant and Equipment:
Property, Plant and Equipment	10,744,244	10,681,955
Less—Accumulated Depreciation, Depletion and Amortization	4,535,190	4,557,665

Total Property, Plant and Equipment—Net	6,209,054	6,124,290
Other Assets:
Deferred Income Taxes	408,361	425,297
Investment in Affiliates	87,856	83,533
Other	176,545	151,245

Total Other Assets	672,762	660,075

TOTAL ASSETS	$9,874,564	$7,775,401

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	(Unaudited) March 31, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$305,310	$269,560
Short-Term Notes Payable	566,150	472,850
Borrowings Under Securitization Facility	50,000	50,000
Current Portion of Long-Term Debt	45,690	45,394
Accrued Income Taxes	42,082	27,944
Other Accrued Liabilities	609,525	612,838

Total Current Liabilities	1,618,757	1,478,586
Long-Term Debt:
Long-Term Debt	362,248	363,729
Capital Lease Obligations	58,340	59,179

Total Long-Term Debt	420,588	422,908
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,684,827	2,679,346
Pneumoconiosis Benefits	186,310	184,965
Mine Closing	388,597	397,320
Gas Well Closing	81,180	85,992
Workers’ Compensation	154,613	152,486
Salary Retirement	176,953	189,697
Reclamation	46,063	27,105
Other	129,772	132,517

Total Deferred Credits and Other Liabilities	3,848,315	3,849,428

TOTAL LIABILITIES	5,887,660	5,750,922
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 227,289,426 Issued and 225,664,677 Outstanding at March 31, 2010; 183,014,426 Issued and 181,086,267 Outstanding at December 31, 2009	2,273	1,830
Capital in Excess of Par Value	2,874,894	1,033,616
Preferred Stock, 15,000,000 authorized, None issued and outstanding	—	—
Retained Earnings	1,525,007	1,456,898
Accumulated Other Comprehensive Loss	(609,537)	(640,504)
Common Stock in Treasury, at Cost—1,624,749 Shares at March 31, 2010 and 1,928,159 Shares at December 31, 2009	(58,055)	(66,292)

Total CONSOL Energy Inc. Stockholders’ Equity	3,734,582	1,785,548
Noncontrolling Interest	252,322	238,931

TOTAL EQUITY	3,986,904	2,024,479

TOTAL LIABILITIES AND EQUITY	$9,874,564	$7,775,401

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2009	$1,830	$1,033,616	$1,456,898	$(640,504)	$(66,292)	$1,785,548	$238,931	$2,024,479

(Unaudited)
Net Income	—	—	100,269	—	—	100,269	7,613	107,882
Treasury Rate Lock (Net of $12 Tax)	—	—	—	(23)	—	(23)	—	(23)
Gas Cash Flow Hedge (Net of $20,218 Tax)	—	—	—	26,199	—	26,199	5,252	31,451
Actuarially Determined Long-Term Liability Adjustments (Net of $2,987 Tax)	—	—	—	4,791	—	4,791	2	4,793

Comprehensive Income (Loss)	—	—	100,269	30,967	—	131,236	12,867	144,103
Issuance of Treasury Stock	—	—	(14,044)	—	8,237	(5,807)	—	(5,807)
Issuance of CONSOL Energy Stock	443	1,828,419	—	—	—	1,828,862	—	1,828,862
Issuance of CNX Gas Stock	—	—	—	—	—	—	139	139
Tax Benefit From Stock-Based Compensation	—	2,962	—	—	—	2,962	—	2,962
Amortization of Stock-Based Compensation Awards	—	8,626	—	—	—	8,626	1,323	9,949
Stock-Based Compensation Awards to CNX Gas Employees	—	1,271	—	—	—	1,271	(1,059)	212
Net Change in Crown Drilling Noncontrolling Interest	—	—	—	—	—	—	121	121
Dividends ($0.10 per share)	—	—	(18,116)	—	—	(18,116)	—	(18,116)

Balance at March 31, 2010	$2,273	$2,874,894	$1,525,007	$(609,537)	$(58,055)	$3,734,582	$252,322	$3,986,904

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$107,882	$204,971
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	119,186	106,219
Stock-Based Compensation	9,949	9,906
Loss (Gain) on Sale of Assets	1,439	(1,871)
Amortization of Mineral Leases	2,190	1,671
Deferred Income Taxes	3,225	16,452
Equity in Earnings of Affiliates	(3,873)	(3,361)
Changes in Operating Assets:
Accounts and Notes Receivable	(152,796)	(30,459)
Inventories	(22,501)	(49,866)
Prepaid Expenses	782	2,320
Changes in Other Assets	8,788	5,327
Changes in Operating Liabilities:
Accounts Payable	45,225	(43,690)
Other Operating Liabilities	24,092	26,250
Changes in Other Liabilities	14,527	2,938
Other	15,995	2,973

Net Cash Provided by Operating Activities	174,110	249,780

Cash Flows from Investing Activities:
Capital Expenditures	(265,344)	(299,560)
Proceeds from Sale of Assets	152	43,827
Net Investment in Equity Affiliates	(450)	720

Net Cash Used in Investing Activities	(265,642)	(255,013)

Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Debt	93,300	(37,300)
Payments on Miscellaneous Borrowings	(3,487)	(6,425)
Tax Benefit from Stock-Based Compensation	3,138	140
Dividends Paid	(18,116)	(18,060)
Proceeds from Issuance of Common Stock	1,828,862	—
Issuance of Treasury Stock	1,235	121
Noncontrolling Interest Member Distribution	—	(200)

Net Cash Provided By (Used In) Financing Activities	1,904,932	(61,724)
Net Increase (Decrease) in Cash and Cash Equivalents	1,813,400	(66,957)
Cash and Cash Equivalents at Beginning of Period	65,607	138,512

Cash and Cash Equivalents at End of Period	$1,879,007	$71,555

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2009 included in CONSOL Energy’s Form 10-K.

As required by the Transfers and Servicing Topic of the Financial Accounting Standards Board (FASB) Accounting Standards Codification, effective January 1, 2010, CONSOL Energy modified the reporting of the Accounts Receivable securitization facility transactions in the Consolidated Financial Statements. The modification includes reporting the pledge of collateral as Accounts Receivable – Securitized and the borrowings are now classified as debt in Borrowings under Securitization Facility. Additionally, similar reclassifications of prior period data have been made to conform to the three months ended March 31, 2010 classifications required by the Transfers and Servicing Topic of the FASB Accounting Standards Codification.

On March 31, 2010, CONSOL Energy issued 44,275,000 shares of common stock, which generated net proceeds of $1,828,862 to fund, in part, the acquisition of the Appalachian oil and gas exploration and production business of Dominion Resources, Inc. (Dominion Acquisition). The acquisition transaction closed on April 30, 2010. For additional details see “Note 17—Subsequent Events” for additional details.

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the effect of potential dilutive common shares outstanding during the period. The number of additional shares is calculated by assuming that restricted stock units and performance share units were converted, and outstanding stock options were exercised and that the proceeds from such activity were used to acquire shares of common stock at the average market price during the reporting period. The table below sets forth the outstanding options, unvested restricted stock units, and unvested performance stock units that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2010	2009
Anti-Dilutive Options	821,212	2,404,604
Anti-Dilutive Restricted Stock Units	—	284
Anti-Dilutive Performance Stock Units	6,225	106,540

	827,437	2,511,428

Options exercised during the three months ended March 31, 2010 and 2009 were 59,980 shares and 18,674 shares, respectively. The weighted average exercise price per share of the options exercised during the three months ended March 31, 2010 and 2009 was $20.60 and $8.12, respectively. Additionally, during the three months ended March 31, 2010, and 2009, respectively, 345,722 and 56,004 fully vested restricted stock awards were released.

The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Months Ended March 31,
	2010	2009
Net income attributable to CONSOL Energy Inc. shareholders	$100,269	$195,819

Average shares of common stock outstanding:
Basic	181,726,480	180,576,479
Effect of stock-based compensation awards	2,622,502	1,573,611

Dilutive	184,348,982	182,150,090

Earnings per share:
Basic	$0.55	$1.08

Dilutive	$0.54	$1.08

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

In March 2010, CONSOL Energy completed the sale of Jones Fork Mining Complex as part of a litigation settlement with Kentucky Fuel Corporation. No cash proceeds were received and $11,585 of litigation settlement expense was recorded in Cost of Goods Sold and Other Operating Charges. The loss recorded was net of $8,700 related to the fair value of estimated amounts to be collected related to an override royalty on future mineable and merchantable coal extracted and sold from the property.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three months ended March 31 are as follows:

	Pension Benefits		Other Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$3,477	$2,867	$3,732	$3,378
Interest cost	9,228	8,659	40,492	39,735
Expected return on plan assets	(9,318)	(9,070)	—	—
Amortization of prior service (credits)	(184)	(277)	(11,603)	(11,604)
Recognized net actuarial loss	7,865	5,440	17,398	14,970

Net periodic benefit cost	$11,068	$7,619	$50,019	$46,479

For the three months ended March 31, 2010, $15,928 in contributions were paid to the pension trust and various pension benefits from operating cash flows. Currently, depending on asset values and asset returns held in the trust, we expect to contribute $63,600 to our pension trust in 2010.

CONSOL Energy does not expect to contribute to the other postemployment benefit plan in 2010. We intend to pay benefit claims as they become due. For the three months ended March 31, 2010, $36,019 of other post-employment benefits have been paid.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Service cost	$1,946	$1,769	$6,754	$7,099
Interest cost	2,747	3,014	2,289	2,191
Amortization of actuarial gain	(4,981)	(5,080)	(768)	(1,050)
State administrative fees and insurance bond premiums	—	—	2,419	1,759
Legal and administrative costs	750	675	784	850

Net periodic cost	$462	$378	$11,478	$10,849

CONSOL Energy does not expect to contribute to the CWP plan in 2010. We intend to pay benefit claims as they become due. For the three months ended March 31, 2010, $3,412 of CWP benefit claims have been paid.

CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2010. We intend to pay benefit claims as they become due. For the three months ended March 31, 2010, $9,896 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2010		2009
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$49,759	35.0%	$99,647	35.0%
Excess tax depletion	(15,169)	(10.7)	(27,816)	(9.8)
Effect of Domestic Production Activities Deduction	(2,502)	(1.8)	(4,328)	(1.5)
Net effect of state income taxes	5,616	4.0	10,904	3.8
Other	(3,418)	(2.4)	1,328	0.5

Income Tax Expense / Effective Rate	$34,286	24.1%	$79,735	28.0%

The effective rate for the three months ended March 31, 2010 and 2009 was calculated using the annual effective rate projection on recurring earnings and includes tax liabilities related to certain discrete transactions, such as the Canadian tax settlement described below.

CONSOL Energy was advised by the Canadian Revenue Agency and variance provinces that its appeal of tax deficiencies paid as a result of the Agency’s audit of the Canadian tax returns filed for years 1997 through 2003 had been successfully resolved. As a result of the audit settlement, the Company reflected $3,450 as a discrete reduction to income tax expense in the three months ended March 31, 2010. Accordingly, a discrete federal income tax expense of $1,457 was also recognized related to this transaction.

The total amounts of unrecognized tax benefits at March 31, 2010 and 2009 were $56,916 and $60,691, respectively. If these unrecognized tax benefits were recognized, approximately $15,502 and $14,657, respectively, would affect CONSOL Energy’s effective tax rate. There were no additions to the liability for unrecognized tax benefits during the three months ended March 31, 2010 and 2009.

CONSOL Energy and its subsidiaries file income tax returns in the U.S. federal, various states and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

CONSOL Energy recognizes interest accrued related to unrecognized tax benefits in its interest expense. As of March 31, 2010 and 2009, the Company reported an accrued interest liability relating to uncertain tax positions of $9,129 and $9,724, respectively. The accrued interest liability includes $791 and $627 of interest expense that is reflected in the Company’s Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, respectively.

CONSOL Energy recognizes penalties accrued related to unrecognized tax benefits in its income tax expense. As of March 31, 2010 and 2009, CONSOL Energy had no accrued liability for tax penalties.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	March 31, 2010	December 31, 2009
Coal	$193,419	$173,719
Merchandise for resale	43,076	44,842
Supplies	90,948	89,036

Total Inventories	$327,443	$307,597

Merchandise for resale is valued using the last-in, first-out (LIFO) cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $15,808 and $13,696 at March 31, 2010 and December 31, 2009, respectively.

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:

CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive, on a revolving basis, up to $165,000. The facility also allows for the issuance of letters of credit against the $165,000 capacity. At March 31, 2010, there were no letters of credit outstanding against the facility.

CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, buys and sells eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation, who in turn sells these receivables to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the pool of trade receivables. This retained interest, which is included in Accounts and Notes Receivable Trade in the Consolidated Balance Sheets, is recorded at fair value. Due to a short average collection cycle for such receivables, our collection experience history and the composition of the designated pool of trade accounts receivable that are part of this program, the fair value of our retained interest approximates the total amount of the designated pool of accounts receivable. CONSOL Energy will continue to service the sold trade receivables for the financial institutions for a fee based upon market rates for similar services.

Effective January 1, 2010, CONSOL Energy modified the reporting of the Accounts Receivable securitization facility transactions in the Consolidated Financial Statements. The modification includes reporting the pledge of collateral as Accounts Receivable—Securitized and the borrowings are now classified as debt in Borrowings under Securitization Facility. Additionally, similar reclassifications of prior period data have been made to conform to the three months ended March 31, 2010 classifications required by the Transfers and Servicing Topic of the FASB Accounting Standards Codification.

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $452 and $935 for three months ended March 31, 2010 and 2009, respectively. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012 with the underlying liquidity agreement renewing annually each April.

At March 31, 2010 and December 31, 2009, eligible accounts receivable totaled $165,000 and $151,000, with a subordinated retained interest of approximated $115,000 and $101,000, respectively. Accounts Receivable—Securitized and Borrowings under Securitization Facility of $50,000 were recorded on the Consolidated Balance Sheet for the periods ending March 31, 2010 and December 31, 2009. In accordance with the facility agreement, the company is able to receive proceeds based upon the eligible accounts receivable at the previous month end. There was no change in the facility usage in the three months ended March 31, 2010 and 2009.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

The components of property, plant and equipment are as follows:

	March 31, 2010	December 31, 2009
Coal & other plant and equipment	$4,857,502	$4,874,880
Gas properties and related development	1,704,818	1,649,476
Coal properties and surface lands	1,276,241	1,284,795
Gas gathering equipment	819,660	804,212
Airshafts	621,476	622,068
Mine development	589,390	573,037
Leased coal lands	503,477	504,475
Coal advance mining royalties	369,128	366,312
Gas advance royalties	2,552	2,700

Total property, plant and equipment	10,744,244	10,681,955
Less Accumulated depreciation, depletion and amortization	4,535,190	4,557,665

Total Net Property, Plant and Equipment	$6,209,054	$6,124,290

NOTE 9—SHORT-TERM NOTES PAYABLE:

CONSOL Energy has a five-year $1,000,000 senior secured credit facility, which extends through June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 22.68 to 1.00 at March 31, 2010. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was less than zero at March 31, 2010. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another corporation. At March 31, 2010, the $1,000,000 facility had $517,000 of borrowings outstanding and $262,323 of letters of credit outstanding, leaving $220,677 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 0.87% as of March 31, 2010.

CONSOL Energy amended the facility in March 2010 to allow for the Dominion Acquisition. The amendment also allowed CONSOL Energy to issue $1,500,000 of 8% senior unsecured notes due in 2017 and $1,250,000 of 8.25% senior unsecured notes due in 2020 to finance a portion of the Dominion Acquisition. See Note 17—Subsequent Events for further information.

CNX Gas has a five-year $200,000 unsecured credit agreement which extends through October 2010. The agreement contains a negative pledge provision, whereby CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.00 to 1.00, measured quarterly. The leverage ratio was 0.35 to 1.00 at March 31, 2010. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 67.05 to 1.00 at March 31, 2010. At March 31, 2010, the CNX Gas credit agreement had $49,150 of borrowings outstanding and $14,913 of letters of credit outstanding, leaving $135,937 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 1.41% as of March 31, 2010.

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

In 2008, the Pennsylvania Department of Conservation and Natural Resources (Commonwealth) filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, claiming that the Company’s underground longwall mining activities caused cracks and seepage damage to the Ryerson Park Dam, thereby eliminating the Ryerson Park Lake. The Commonwealth claimed that the Company is liable for dam reconstruction costs, lake restoration costs and natural resources damages totaling $58,000. The Court stayed the proceedings in the state court, holding that the Commonwealth should pursue administrative agency review of the claim. Furthermore, the Court found that the Commonwealth could not recover natural resources damages under applicable law. The Commonwealth then filed a subsidence-damage claim with the Pennsylvania Department of Environmental Protection (“DEP”) and DEP reviewed the issue of whether the dam was damaged by subsidence. On February 16, 2010, DEP issued its interim report, concluding that the alleged damage was subsidence related. The Commonwealth and the Company now move into the next phase of the DEP proceeding, which is the damage phase, in which DEP will determine what amount and in what form the compensatory relief should be provided. Following completion of the next procedural phase before the DEP, either party can appeal the result to the Pennsylvania Environmental Hearing Board (“PEHB”), which will consider the case de novo, meaning without regard to the DEP’s decision, as to any finding of causation of damage and/or the amount of damages. Thereafter, either party may appeal the decision of the PEHB to the Pennsylvania Commonwealth Court, and then, as may be allowed, to the Pennsylvania Supreme Court. As to the underlying claim, the Company believes it is not responsible for the damage to the dam and that numerous grounds exist upon which to attack the propriety of the claims. The Company intends to vigorously defend the case. However, it is reasonably possible that if damages were awarded to the Commonwealth, the result may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

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

The current estimated cost of remedial action for the area CONSOL Energy was originally named a PRP, including payment of the EPA’s past and future cost, is approximately $55,000. The current estimated cost of the most likely remediation plan for one of the additional areas discovered is approximately $10,000. Also, in September 2008, the EPA notified CONSOL Energy and 60 other PRPs that there were additional areas of potential contamination allegedly related to the Ward Transformer Site. Current estimates of the cost or potential range of cost for this area are not yet available. There was no expense recognized in the three months ended March 31, 2010 related to this matter. There was $2,336 of expense recognized in cost of goods sold for the three months ended March 31, 2009. CONSOL Energy funded $1,209 and $2,000 in the three months ended March 31, 2010 and 2009, respectively, to an independent trust established for this remediation. The remaining liability at March 31, 2010 of $4,707 is reflected in Other Accrued Liabilities.

As of April 30, 2009, CONSOL Energy and the other participating PRPs had asserted CERCLA cost recovery and contribution claims against approximately 225 nonparticipating PRPs to recover a share of the costs incurred and to be incurred to conduct the removal actions at the Ward Site. CONSOL Energy’s portion of probable recoveries from settled claims is estimated to be $3,571. Accordingly, an asset has been included in Other Assets for these claims. We cannot predict the ultimate outcome of this Superfund site; however, it is reasonably possible that payments in the future with respect to this lawsuit may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As part of conducting mining activities at the Buchanan Mine, our subsidiary, Consolidation Coal Company (“CCC”), has to remove water from the mine. Several actions have arisen with respect to the removal of naturally accumulating and pumped water from the Buchanan Mine:

Yukon Pocahontas Coal Company, Buchanan Coal Company and Sayers-Pocahontas Coal Company (“Yukon”) filed an action on March 22, 2004 against CCC which is presently pending in the Circuit Court of Buchanan County, Virginia (the “Yukon Action”). The action is related to CCC’s depositing of untreated water from its Buchanan Mine into the void spaces of nearby mines of one of our other subsidiaries, Island Creek Coal Company (“ICCC”). The plaintiffs are seeking to stop CCC from depositing any additional water in these areas, to require CCC to remove the water that is stored there along with any remaining impurities, to recover over $3,252,000 for alleged damages to the coal and gas estates and punitive damages in the amount of $350. Plaintiffs have also asserted damage claims of $150,000 against CONSOL Energy, CNX Gas Company, LLC and ICCC. On March 3, 2010, the trial court delivered an opinion granting partial summary judgment in favor of Yukon, holding that CCC had no legal right to dump or store water from its Buchanan mine into other mines where Yukon has coal and gas interests. The decision did not address any damages suffered by plaintiffs. CONSOL Energy believes that this decision is flawed in numerous respects and CCC has and continues to have the right to deposit mine water from Buchanan Mine into void spaces at nearby mines. CCC has filed a motion for reconsideration, and intends to try the case on the issue of damages, and, if appropriate and allowed, appeal the court’s decision on the plaintiffs’ motion for partial summary judgment to the Virginia Supreme Court. Trial is scheduled for June 1, 2010. The Yukon group has recently filed a demand for arbitration (the “2008 Arbitration”) against ICCC which makes similar claims relating to breach of the lease for water deposits and lost coal claims.

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

In 2007 Bluestone Coal Corporation filed a lawsuit against the Company and its subsidiary, CNX Land Resources, in the United States District Court for the Southern District of West Virginia. The suit alleged that the Company breached a contract that allegedly provides Bluestone with an option to lease coal reserves within a seven-and-one-half mile radius of Bishop, WV and sought damages of $1,200,000. The writing relied upon only refers to a right of first refusal, rather than an option. The lawsuit has been settled. The terms of the settlement are confidential, but include CONSOL Energy granting to Bluestone the option to acquire certain mining assets and reserves. In the three months ended March 31, 2010, Bluestone exercised one of its options to acquire the Jones Fork operation in Kentucky, which resulted in a pre-tax loss of $11,585. The remaining settlement terms did not materially impact the financial position, results of operations or cash flows of CONSOL Energy.

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

In 2009, a fish kill occurred in Dunkard Creek, which is a creek with segments in both Pennsylvania and West Virginia. The fish kill was caused by the growth of golden algae in the creek, which appears to be an invasive species. Our subsidiary, CCC, discharges treated mine water into Dunkard Creek from its Blacksville No. 2 Mine and from its Loveridge Mine. The discharges have levels of chlorides that cause Dunkard Creek to exceed West Virginia in-stream water quality standards. Prior to the fish kill and continuing thereafter, CCC was subject to an Agreed Order with the West Virginia Department of Environmental Protection (“WVDEP”) that sets forth a schedule for compliance with these in-stream chloride limits. On December 18, 2009, the West Virginia Department of Environmental Protection issued a unilateral Order that imposes additional conditions on CCC’s discharges into Dunkard Creek and requires CCC to develop a plan for long-term treatment of those and other high-chloride discharges. The Dunkard Creek fish kill is being investigated by several agencies, including the West Virginia Department of Environmental Protection, the West Virginia Department of Natural Resources, the Pennsylvania Department of Environmental Protection, and the Pennsylvania Fish and Boat Commission. The U.S. Environmental Protection Agency is also involved. We are cooperating with these investigations. We do not believe that there is a connection between the fish kill and our discharge of water into Dunkard Creek, but the investigation of the matter is continuing. Pursuant to the December 18, 2009 WVDEP Unilateral Order, CCC submitted a plan and schedule to WVDEP which provides for construction of a centralized advanced technology mine water treatment plant by May 31, 2013 to achieve compliance with chloride effluent limits and in-stream chloride water quality standards. The cost of the treatment plant may reach or exceed $100,000. Additionally, CCC is currently negotiating a joint Consent Decree with EPA and the WVDEP that is likely to include the compliance plan and schedule that was submitted to WVDEP. The Consent Decree is also likely to include civil penalties to settle alleged past violations related to chlorides without an admission of liability. The parties have not yet discussed the amount of a civil penalty. The Consent Decree will provide CCC with a schedule for orderly construction of the advanced water treatment plant and related facilities. If we are required to comply with in-stream chloride limits on an accelerated basis or if we enter into a Consent Decree that includes a civil penalty, it is reasonably possible that the liabilities or costs that could be incurred by CONSOL Energy in the future with respect to these matters may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

CONSOL Energy has been named as a defendant in five putative class actions brought by alleged shareholders of CNX Gas challenging the proposed tender offer by CONSOL Energy to acquire all of the shares of CNX Gas common stock that CONSOL Energy does not already own. The cases are: Schurr v. CONSOL Energy and others (No. 2010-2333), filed in the Court of Common Pleas of Washington County, Pennsylvania on March 29, 2010; Gummel v. CONSOL Energy (No. 5377-VCL), filed March 29, 2010 in the Delaware Court of Chancery ; Polen v. CONSOL Energy and others (No. 2010-2626), filed in the Court of Common Pleas of Washington County, Pennsylvania on April 12, 2010; Gaines v. CONSOL Energy and others (No. 5378), filed March 30, 2010 in the Delaware Court of Chancery; and Hurwitz v. CONSOL Energy and others (NO. 5405), filed in the Delaware Court of Chancery on April 13, 2010. Other than the Gummel case, the suits also name CNX Gas and certain officers and directors of CONSOL Energy and CNX Gas as defendants. All five actions generally allege that CONSOL Energy has breached and/or has aided and abetted in the breach of fiduciary duties purportedly owed to CNX Gas public shareholders. Among other things, the actions seek a permanent injunction against or rescission of the proposed tender offer, damages, and attorneys’ fees and expenses. CONSOL Energy believes that these actions are without merit and intends to defend them vigorously. We cannot predict the ultimate outcome of this litigation; however, if damages were awarded to plaintiffs, the result may be material to the financial position, results of operations or cash flows of CONSOL Energy.

As a result of market conditions, permitting issues, new regulatory requirements and resulting changes in mining plans, the reclamation liability associated with the Fola mining operations in West Virginia is expected to increase. Our initial belief is that as a result of the changes in mine plans and because mining in some areas is anticipated to be curtailed earlier than originally anticipated, the quantity of material required to reclaim the operation in its present state will be increased. As of this time, no detailed reclamation plan has been developed and the definitive costs associated with the increased reclamation are not available, however, our initial estimates indicate the reclamation liability could equal or exceed $25,000. As a result, $25,000 of expense was recognized in the three months ended March 31, 2010. Detailed reclamation plans and mining plans are being developed to determine the impacts of these revised plans on the associate reclamation liability. It is reasonably possible that the liabilities or costs that could be incurred by CONSOL Energy in the future with respect to Fola reclamation may be material to the financial position, results of operations, or cash flows of CONSOL Energy.

On February 14, 2007, GeoMet, Inc. and certain of its affiliates filed a lawsuit against CONSOL Energy and certain of its affiliates, including CNX Gas Company LLC, in the Circuit Court for the County of Tazewell, Virginia. The lawsuit alleges, among other things, that the defendants have violated the Virginia Antitrust Act in their dealings with GeoMet in southwest Virginia. The complaint, as amended, seeks injunctive relief, compensatory damages of $385,600 and treble damages. CNX Gas continues to believe this lawsuit to be without merit and intends to vigorously defend it. In April 2010, CNX Gas and GeoMet entered into an agreement involving the exchange of less than 800 acres of coalbed methane rights in Virginia and the grant by Consolidation Coal Company to GeoMet of consent to stimulate the coal seam on certain of GeoMet’s drilling units in Virginia. This litigation was settled as part of that transaction. CNX Gas did not pay any amount to GeoMet in connection with the settlement of this litigation.

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

In April 2005, Buchanan County, Virginia (through its Board of Supervisors and Commissioner of Revenue) filed a lawsuit against CNX Gas Company LLC in the Circuit Court of the County of Buchanan for the year 2002; the county has since filed and served three substantially similar cases for years 2003, 2004 and 2005. These cases have been consolidated. The complaint alleges that CNX Gas’ calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. For the period from 1999 through mid 2002, CNX Gas paid the tax on the basis of the sales price, but we have filed a claim for a refund for these years. Since 2002, we have continued to pay Buchanan County taxes based on our method of calculating the taxes. This matter was settled on February 2, 2010. Under the terms of the settlement, among other things, CNX Gas agreed to pay an amount to Buchanan County, the present value of which was previously accrued for this matter, and Buchanan County agreed to certain deductions for post-production costs in the calculation of the license tax for periods after January 1, 2010, which will reduce our costs in the future.

At March 31, 2010, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credits are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$192,789	$128,292	$64,497	$—	$—
Environmental	57,842	35,895	21,947	—	—
Gas	14,913	14,913	—	—	—
Other	11,765	11,601	164	—	—

Total Letters of Credit	277,309	190,701	86,608	—	—

Surety Bonds:
Employee-Related	193,251	174,251	19,000	—	—
Environmental	363,082	349,602	13,480	—	—
Gas	4,456	4,392	64	—	—
Other	9,774	9,761	13	—	—

Total Surety Bonds	570,563	538,006	32,557	—	—

Guarantees:
Coal	87,677	62,029	19,648	1,000	5,000
Gas	53,085	27,448	22,537	—	3,100
Other	266,323	44,100	69,757	44,096	108,370

Total Guarantees	407,085	133,577	111,942	45,096	116,470

Total Commitments	$1,254,957	$862,284	$231,107	$45,096	$116,470

Employee-related financial guarantees have primarily been provided to support the United Mine Workers’ of America’s 1992 Benefit Plan and various state workers’ compensation self-insurance programs. Environmental financial guarantees have primarily been provided to support various performance bonds related to reclamation and other environmental issues. Gas financial guarantees have primarily been provided to support various performance bonds related to land usage and restorative issues. Other guarantees have been provided to support insurance policies, legal matters related to the full and timely payments to lessors of mining equipment, and various other items necessary in the normal course of business.

CONSOL Energy and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheet. As of March 31, 2010, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$59,490
1-3 years	74,887
3-5 years	62,240
More than 5 years	333,337

Total Purchase Obligations	$529,954

Costs related to major equipment purchases under these purchase obligations were $18,205 and $63,383 for the three months ended March 31, 2010 and 2009, respectively. Firm transportation expense under these purchase obligations was $6,695 and $4,586 for the three months ended March 31, 2010 and 2009, respectively. Expenses related to gas drilling purchase obligations were $605 and $0 for the three months ended March 31, 2010 and 2009, respectively. Expenses related to other operating goods and services under these purchase obligations was $30 and $30 for the three months ended March 31, 2010 and 2009.

NOTE 11—DERIVATIVE INSTRUMENTS:

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

As of March 31, 2010, the total notional amount of the Company’s outstanding natural gas forward contracts was 73.1 billion cubic feet. These forward contracts are forecasted to settle through December 31, 2012 and meet the criteria for cash flow hedge accounting. During the next year, $75,816 of unrealized gain is expected to be reclassified from Other Comprehensive Income into earnings. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

As of March 31, 2010, CONSOL Energy did not have any outstanding coal sales options. For the quarter ended March 31, 2009, CONSOL Energy recognized in Other Income on the Consolidated Statement of Income, a gain of $2,135 for the coal sales options which were not designated as hedging instruments.

The fair value of CONSOL Energy’s derivative instruments at March 31, 2010 is as follows:

	Derivatives As of March 31, 2010
	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Natural Gas Price Swaps	Prepaid Expense	$124,811
Natural Gas Price Swaps	Other Assets	44,200

Total derivatives designated as hedging instruments		$169,011

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2010 is as follows:

Derivative in Cash Flow Hedging Relationship	Amount of Gain Recognized in OCI on Derivative 2010	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income 2010	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative 2010
Natural Gas Price Swaps	$74,708	Outside Sales	$43,399	Outside Sales	$(142)

Total	$74,708		$43,399		$(142)

The fair value of CONSOL Energy’s derivative instruments at December 31, 2009 is as follows:

	Derivatives As of December 31, 2009
	Balance Sheet Location	Fair Value
Derivative designated as hedging instruments
Natural Gas Price Swaps	Prepaid Expense	$99,265
Natural Gas Price Swaps	Other Assets	18,218

Total derivatives designated as hedging instruments		$117,483

The effect of derivative instruments on the Consolidated Statement of Income for the three months ended March 31, 2009 is as follows:

Derivative in Cash Flow Hedging Relationship	Amount of Gain Recognized in OCI on Derivative 2009	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income 2009	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative 2009
Natural Gas Price Swaps	$78,948	Outside Sales	$50,618	Outside Sales	$(375)

Total	$78,948		$50,618		$(375)

Derivatives not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative 2009
Coal Sales Options	Other Income	$2,135

Total		$2,135

NOTE 12—OTHER COMPREHENSIVE LOSS:

Total comprehensive income (loss), net of tax, for the three months ended March 31, 2010 was as follows:

	Treasury Rate Lock	Change in Fair Value of Cash Flow Hedges	Adjustments for Actuarially Determined Liabilities	Adjustments for Non- controlling Interest	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$180	$71,378	$(699,434)	$(12,628)	$(640,504)
Net increase in value of cash flow hedges	—	74,850	—	(12,500)	62,350
Reclassification of cash flow hedges from other comprehensive income to earnings	—	(43,399)	—	7,248	(36,151)
Current period change	(23)	—	4,793	(2)	4,768

Balance at March 31, 2010	$157	$102,829	$(694,641)	$(17,882)	$(609,537)

NOTE 13—FAIR VALUES OF FINANCIAL INSTRUMENTS:

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$169,011	$—

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

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

The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$1,879,007	$1,879,007	$65,607	$65,607
Short-term notes payable	$(566,150)	$(566,150)	$(472,850)	$(472,850)
Borrowings Under Securitization Facility	$(50,000)	$(50,000)	$(50,000)	$(50,000)
Long-term debt	$(401,318)	$(419,069)	$(402,753)	$(420,056)

NOTE 14—SEGMENT INFORMATION:

CONSOL Energy has two principal business units: Coal and Gas. The principal activities of the Coal unit are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal unit includes five reportable segments. These reportable segments are Northern Appalachian, Central Appalachian, Low Volatile Metallurgical, High Volatile Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines or type of coal sold). For the three months ended March 31, 2010, the Northern Appalachian aggregated segment includes the following mines: Blacksville #2, Robinson Run, McElroy, Loveridge, Bailey, Enlow Fork and Shoemaker. For the three months ended March 31, 2010, the Central Appalachian aggregated segment includes the following mines or type of coal: Jones Fork Contractors, the Miller Creek Complex and Buchanan steam sales. For the three months ended March 31, 2010, the Low Volatile Metallurgical aggregated segment includes the Buchanan mine. For the three months ended March 31, 2010, the High Volatile Metallurgical aggregated segment includes: Bailey, Enlow Fork and Emery coal sales. The Other Coal segment includes our purchased coal activities, idled mine cost, coal segment business units not meeting aggregation criteria, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas unit is to produce pipeline quality methane gas for sale primarily to gas wholesalers. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities, including rentals of buildings and flight operations. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Certain reclassifications of 2009 segment information have been made to conform to the 2010 presentation, which include changes in segment classification of mines or type of coal sold from mines between the Central Appalachian segment, the Low Volatile Metallurgical segment and the Other Coal segment.

Industry segment results for three months ended March 31, 2010 are:

	Northern Appalachian	Central Appalachian	Low Volatile Metallurgical	High Volatile Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$609,397	$67,309	$126,457	$57,367	$63,080	$923,610	$173,147	$72,757	$—	$1,169,514
Sales—Purchased Gas	—	—	—	—	—	—	3,016	—	—	3,016
Sales—Gas Royalty Interests	—	—	—	—	—	—	14,339	—	—	14,339
Freight—outside	—	—	—	—	31,200	31,200	—	—	—	31,200
Intersegment transfers	—	—	—	—	—	—	866	43,604	(44,470)	—

Total Sales and Freight	$609,397	$67,309	$126,457	$57,367	$94,280	$954,810	$191,368	$116,361	$(44,470)	$1,218,069

Earnings (Loss) Before Income Taxes	$149,936	$9,378	$41,511	$30,254	$(99,752)	$131,327	$72,838	$2,392	$(64,389)	$142,168	(A)

Segment assets						$4,948,660	$2,264,026	$310,551	$2,351,327	$9,874,564	(B)

Depreciation, depletion and amortization						$82,324	$32,092	$4,770	$—	$119,186

Capital expenditures						$199,325	$65,314	$705	$—	$265,344

(A)	Includes equity in earnings (loss) of unconsolidated affiliates of $2,430, ($517) and $1,960 for Coal, Gas and All Other, respectively.
(B)	Includes investments in unconsolidated equity affiliates of $15,648, $24,074 and $48,134 for Coal, Gas and All Other, respectively.

Industry segment results for three months ended March 31, 2009 are:

	Northern Appalachian	Central Appalachian	Low Volatile Metallurgical	High Volatile Metallurgical	Other Coal	Total Coal	Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$684,322	$65,459	$69,543	$—	$98,912	$918,236	$161,905	$70,103	$—	$1,150,244
Sales—Purchased Gas	—	—	—	—	—	—	1,465	—	—	1,465
Sales—Gas Royalty Interests	—	—	—	—	—	—	12,632	—	—	12,632
Freight—outside	—	—	—	—	30,916	30,916	—	—	—	30,916
Intersegment transfers	—	—	—	—	—	—	435	37,519	(37,954)	—

Total Sales and Freight	$684,322	$65,459	$69,543	—	$129,828	$949,152	$176,437	$107,622	$(37,954)	$1,195,257

Earnings (Loss) Before Income Taxes	$248,330	$10,754	$23,325	—	$(66,768)	$215,641	$89,005	$9,003	$(28,943)	$284,706	(C)

Segment assets						$4,603,165	$2,203,067	$334,027	$432,028	$7,572,287	(D)

Depreciation, depletion and amortization						$78,205	$22,819	$5,195	$—	$106,219

Capital expenditures						$160,935	$133,550	$5,075	$—	$299,560

(C)	Includes equity in earnings of unconsolidated affiliates of $1,428, $262 and $1,671 for Coal, Gas and All Other, respectively.
(D)	Includes investments in unconsolidated equity affiliates of $10,093, $25,466 and $40,078 for Coal, Gas and All Other, respectively. Also, included in the Coal segment is $59,354 of receivables related to the Emergency Economic Stabilization Act of 2008.

Reconciliation of Segment Information to Consolidated Amounts:

Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2010	2009
Segment Earnings Before Income Taxes for total reportable business segments	$204,165	$304,646
Segment Earnings Before Income Taxes for all other businesses	2,392	9,003
Incentive Compensation (E)	(9,923)	(8,841)
Compensation from restricted stock unit grants, stock option expense and performance share unit expense (E)	(6,490)	(8,786)
Interest income (expense), net and other non-operating activity (E)	(1,541)	(8,432)
Acquisition and Financing Fees	(46,563)	—
Operating lease cease-use	128	—
Corporate Restructuring (E)	—	(2,884)

Earnings Before Income Taxes	$142,168	$284,706

Total Assets:	March 31,
	2010	2009

Segment assets for total reportable business segments	$7,212,686	$6,806,232
Segment assets for all other businesses	310,551	334,027
Items excluded from segment assets:
Cash and other investments (E)	1,878,464	71,680
Deferred tax assets	472,261	359,401
Bond issuance costs	602	947

Total Consolidated Assets	$9,874,564	$7,572,287

(E)	Excludes amounts specifically related to the gas segment.

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

Income Statement for the three months ended March 31, 2010:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$174,013	$946,077	$50,456	$(1,032)	$1,169,514
Sales—Purchased Gas	—	3,016	—	—	—	3,016
Sales—Gas Royalty Interests	—	14,339	—	—	—	14,339
Freight—Outside	—	—	31,200	—	—	31,200
Other Income (including equity earnings) .	193,898	896	8,035	6,308	(187,146)	21,991

Total Revenue and Other Income	193,898	192,264	985,312	56,764	(188,178)	1,240,060
Cost of Goods Sold and Other Operating Charges	19,608	41,979	636,152	3,407	65,716	766,862
Purchased Gas Costs	—	2,308	—	—	—	2,308
Acquisition and Financing Fees	46,563	—	—	—	—	46,563
Gas Royalty Interests Costs	—	12,214	—	—	(17)	12,197
Related Party Activity	(1,983)	—	(1,982)	44,517	(40,552)	—
Freight Expense	—	—	31,200	—	—	31,200
Selling, General and Administrative Expense	—	23,575	28,095	287	(21,827)	30,130
Depreciation, Depletion and Amortization	3,404	32,092	83,011	679	—	119,186
Interest Expense	3,750	1,915	2,566	5	(91)	8,145
Taxes Other Than Income	2,539	4,781	73,214	767	—	81,301

Total Costs	73,881	118,864	852,256	49,662	3,229	1,097,892

Earnings (Loss) Before Income Taxes	120,017	73,400	133,056	7,102	(191,407)	142,168
Income Tax Expense (Benefit)	(26,816)	27,967	30,795	2,340	—	34,286

Net Income	146,833	45,433	102,261	4,762	(191,407)	107,882
Less: Net Income Attributable to Noncontrolling Interest	—	194	(194)	—	(7,613)	(7,613)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$146,833	$45,627	$102,067	$4,762	$(199,020)	$100,269

Balance Sheet at March 31, 2010:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$1,844,382	$1,093	$32,084	$1,448	$—	$1,879,007
Accounts and Notes Receivable:
Trade	—	46,749	37	426,570	—	473,356
Securitized	50,000	—	—	—	—	50,000
Other	1,921	579	5,265	5,376	—	13,141
Inventories	1	—	284,366	43,076	—	327,443
Deferred Income Taxes	108,795	(44,895)	—	—	—	63,900
Prepaid Expenses	21,127	129,355	33,778	1,641	—	185,901

Total Current Assets	2,026,226	132,881	355,530	478,111	—	2,992,748
Property, Plant and Equipment:
Property, Plant and Equipment	160,759	2,480,394	8,077,949	25,142	—	10,744,244
Less-Accumulated Depreciation, Depletion and Amortization	86,198	466,390	3,965,725	16,877	—	4,535,190

Property, Plant and Equipment-Net	74,561	2,014,004	4,112,224	8,265	—	6,209,054
Other Assets:
Deferred Income Taxes	764,897	(356,536)	—	—	—	408,361
Investment in Affiliates	4,614,662	24,074	708,118	4,838	(5,263,836)	87,856
Other	74,723	48,131	42,280	11,411	—	176,545

Total Other Assets	5,454,282	(284,331)	750,398	16,249	(5,263,836)	672,762

Total Assets	$7,555,069	$1,862,554	$5,218,152	$502,625	$(5,263,836)	$9,874,564

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$99,750	$63,724	$124,966	$16,870	$—	$305,310
Accounts Payable (Recoverable)- Related Parties	1,914,489	2,725	(2,306,002)	388,788	—	—
Short-Term Notes Payable	517,000	49,150	—	—	—	566,150
Current Portion Long-Term Debt	552	8,756	35,923	459	—	45,690
Accrued Income Taxes	42,082	20,157	(20,157)	—	—	42,082
Borrowings under Securitization Facility	50,000	—	—	—	—	50,000
Other Accrued Liabilities	687,957	24,159	(110,308)	7,717	—	609,525

Total Current Liabilites	3,311,830	168,671	(2,275,578)	413,834	—	1,618,757
Long-Term Debt:	250,322	63,609	106,003	654	—	420,588
Deferred Credits and Other Liabilities
Postretirement Benefits Other Than Pensions	—	3,699	2,681,128	—	—	2,684,827
Pneumoconiosis	—	—	186,310	—	—	186,310
Mine Closing	—	—	388,597	—	—	388,597
Gas Well Closing	—	8,341	72,839	—	—	81,180
Workers’ Compensation	—	—	154,602	11	—	154,613
Salary Retirement	176,959	—	—	(6)	—	176,953
Reclamation	(3,412)	—	49,475	—	—	46,063
Other	85,705	31,958	12,104	5	—	129,772

Total Deferred Credits and Other Liabilities	259,252	43,998	3,545,055	10	—	3,848,315
Total Consol Energy Inc. Stockholders’ Equity	3,733,665	1,590,525	3,838,423	88,127	(5,516,158)	3,734,582
Noncontrolling Interest	—	(4,249)	4,249	—	252,322	252,322

Total Liabilities and Stockholders’ Equity	$7,555,069	$1,862,554	$5,218,152	$502,625	$(5,263,836)	$9,874,564

Income Statement for the three months ended March 31, 2009:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$162,340	$938,424	$50,480	$(1,000)	$1,150,244
Sales—Purchased Gas	—	1,465	—	—	—	1,465
Sales—Gas Royalty Interests	—	12,632	—	—	—	12,632
Freight—Outside	—	—	30,916	—	—	30,916
Other Income (including equity earnings)	214,359	1,947	12,744	5,962	(211,518)	23,494

Total Revenue and Other Income	214,359	178,384	982,084	56,442	(212,518)	1,218,751
Cost of Goods Sold and Other Operating Charges	18,496	33,675	529,734	47,842	37,875	667,622
Purchased Gas Costs	—	1,530	—	—	—	1,530
Gas Royalty Interests Costs	—	10,601	—	—	(10)	10,591
Related Party Activity	547	—	28,158	428	(29,133)	—
Freight Expense	—	—	30,916	—	—	30,916
Selling, General and Administrative Expense	—	16,188	14,303	325	—	30,816
Depreciation, Depletion and Amortization	3,343	22,819	81,250	661	(1,854)	106,219
Interest Expense	3,825	1,957	2,812	4	(86)	8,512
Taxes Other Than Income	1,880	2,533	72,777	649	—	77,839

Total Costs	28,091	89,303	759,950	49,909	6,792	934,045

Earnings (Loss) Before Income Taxes	186,268	89,081	222,134	6,533	(219,310)	284,706
Income Tax Expense (Benefit)	(9,551)	34,440	52,374	2,472	—	79,735

Net Income	195,819	54,641	169,760	4,061	(219,310)	204,971
Less: Net Income Attributable to Noncontrolling Interest	—	263	(263)	—	(9,152)	(9,152)

Net Income Attributable to CONSOL Energy Inc. Shareholders	$195,819	$54,904	$169,497	$4,061	$(228,462)	$195,819

Balance Sheet at December 31, 2009:

	Parent Issuer	CNX Gas Guarantor	Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$59,549	$1,124	$3,764	$1,170	$—	$65,607
Accounts and Notes Receivable:
Trade	—	43,421	113	273,926	—	317,460
Securitized	50,000	—	—	—	—	50,000
Other	4,781	975	3,281	6,946	—	15,983
Inventories	—	—	262,755	44,842	—	307,597
Deferred Income Taxes	108,254	(34,871)	—	—	—	73,383
Prepaid Expenses	18,979	103,094	36,767	2,166	—	161,006

Total Current Assets	241,563	113,743	306,680	329,050	—	991,036
Property, Plant and Equipment:
Property, Plant and Equipment	162,145	2,409,751	8,082,159	27,900	—	10,681,955
Less-Accumulated Depreciation, Depletion and Amortization	82,733	433,201	4,022,295	19,436	—	4,557,665

Property, Plant and Equipment-Net	79,412	1,976,550	4,059,864	8,464	—	6,124,290
Other Assets:
Deferred Income Taxes	759,790	(334,493)	—	—	—	425,297
Investment in Affiliates	4,399,823	24,591	797,269	3,921	(5,142,071)	83,533
Other	84,736	21,627	33,216	11,666	—	151,245

Total Other Assets	5,244,349	(288,275)	830,485	15,587	(5,142,071)	660,075

Total Assets	$5,565,324	$1,802,018	$5,197,029	$353,101	$(5,142,071)	$7,775,401

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$93,876	$53,516	$114,872	$7,296	$—	$269,560
Accounts Payable (Recoverable)—Related Parties	2,117,616	5,171	(2,378,119)	255,332	—	—
Short-Term Notes Payable	415,000	57,850	—	—	—	472,850
Current Portion Long-Term Debt	501	8,616	35,853	424	—	45,394
Accrued Income Taxes	27,944	31,765	(31,765)	—	—	27,944
Borrowings under Securitization Facility	50,000	—	—	—	—	50,000
Other Accrued Liabilities	546,066	25,455	34,569	6,748	—	612,838

Total Current Liabilites	3,251,003	182,373	(2,224,590)	269,800	—	1,478,586
Long-Term Debt:	250,255	65,690	106,369	594	—	422,908
Deferred Credits and Other Liabilities
Postretirement Benefits Other Than Pensions	—	3,642	2,675,704	—	—	2,679,346
Pneumoconiosis	—	—	184,965	—	—	184,965
Mine Closing	—	—	397,320	—	—	397,320
Gas Well Closing	—	8,312	77,680	—	—	85,992
Workers’ Compensation	—	—	152,486	—	—	152,486
Salary Retirement	189,697	—	—	—	—	189,697
Reclamation	—	—	27,105	—	—	27,105
Other	88,821	35,101	8,595	—	—	132,517

Total Deferred Credits and Other Liabilities	278,518	47,055	3,523,855	—	—	3,849,428
Total Consol Energy Inc. Stockholders’ Equity	1,785,548	1,511,270	3,787,025	82,707	(5,381,002)	1,785,548
Noncontrolling Interest	—	(4,370)	4,370	—	238,931	238,931

Total Liabilities and Stockholders’ Equity	$5,565,324	$1,802,018	$5,197,029	$353,101	$(5,142,071)	$7,775,401

Cash Flow for the Three Months Ended March 31, 2010:

	Parent	CNX Gas	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(132,146)	$75,203	$230,644	$409	$—	$174,110

Cash Flows from Investing Activities:
Capital Expenditures	$—	$(65,314)	$(200,030)	$—	$—	$(265,344)
Investment in Equity Affiliates	—	—	(450)	—	—	(450)
Other Investing Activities	—	8	144	—	—	152

Net Cash Used in Investing Activities	$—	$(65,306)	$(200,336)	$—	$—	$(265,642)

Cash Flows from Financial Activities:
Dividends Paid	$(18,116)	$—	$—	$—	$—	$(18,116)
Proceeds from Short Term Borrowing	102,000	(8,700)	—	—	—	93,300
Proceeds from the Issuance of Common Stock	1,828,862	—	—	—	—	1,828,862
Other Financing Activities	4,233	(1,228)	(1,988)	(131)	—	886

Net Cash Provided by Financing Activities	$1,916,979	$(9,928)	$(1,988)	$(131)	$—	$1,904,932

Cash Flow for the Three Months Ended March 31, 2009:

	Parent	CNX Gas	Guarantor	Non-Guarantor	Elimination	Consolidated
Net Cash Provided by Operating Activities	$(2,583)	$126,437	$126,122	$(196)	$—	$249,780

Cash Flows from Investing Activities:
Capital Expenditures	$(29)	$(133,550)	$(165,981)	$—	$—	$(299,560)
Investment in Equity Affiliates	—	—	720	—	—	720
Other Investing Activities	—	—	43,827	—	—	43,827

Net Cash Used in Investing Activities	$(29)	$(133,550)	$(121,434)	$—	$—	$(255,013)

Cash Flows from Financial Activities:
Dividends Paid	$(18,060)	$—	$—	$—	$—	$(18,060)
Proceeds from Short Term Borrowing	(45,000)	7,700	—	—	—	(37,300)
Other Financing Activities	137	(2,267)	(4,111)	(123)	—	(6,364)

Net Cash Used in Financing Activities	$(62,923)	$5,433	$(4,111)	$(123)	$—	$(61,724)

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2010, the Financial Accounting Standards Board issued an update to the Fair Value Measurement and Disclosure Topic of the FASB Accounting Standards Codification which is intended to provide additional application guidance and enhance disclosures regarding fair value measurements. This update also provides amendments that require new disclosures regarding transfers between levels of fair value measurements. This guidance did not have an impact on CONSOL Energy.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for CONSOL beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on CONSOL’s financial statements.

NOTE 17—SUBSEQUENT EVENTS:

On April 1, 2010, CONSOL Energy closed the offering of $1,500,000 of 8.00% senior notes which mature on April 1, 2017 and $1,250,000 of 8.25% senior notes which mature on April 1, 2020. Interest on the notes will be payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2010. The notes are guaranteed by substantially all of our existing and future wholly owned domestic subsidiaries. Net proceeds received related to the issuance of the senior notes were $2,698,273. The proceeds from this offering will be used to finance, in part, the Dominion Acquisition.

On April 23, 2010, CONSOL Energy amended the accounts receivable securitization facility to allow the Company to receive, on a revolving basis, up to $200,000. Previously, the facility provided up to $165,000 of short-term funding or letters of credit. The trade accounts receivable facility supports sales, on a continuous basis to financial institutions, of eligible trade accounts receivable. The facility was expanded to meet the future cash needs of the Company.

On April 28, 2010, CONSOL Energy commenced a tender offer to acquire all of the shares of CNX Gas common stock that it does not currently own at a cash price of $38.25 per share. CONSOL Energy currently owns approximately 83.3% of the approximately 151 million shares of CNX Gas common stock outstanding. CONSOL Energy’s offer is subject to a number of conditions, including the condition, which cannot be waived, that there is tendered into the offer at least a majority of the outstanding CNX Gas shares not currently held by CONSOL Energy. Following the purchase by CONSOL Energy of shares of CNX Gas in the offer, CONSOL Energy intends to merge CNX Gas into a wholly owned subsidiary of CONSOL Energy, with CNX Gas surviving the merger as a wholly owned subsidiary of CONSOL Energy. As a result of the merger, each outstanding CNX Gas share will be converted into the right to receive $38.25. CONSOL Energy anticipates financing the acquisition of CNX Gas shares by means of internally generated funds, borrowings under its credit facilities and/or proceeds from its recently closed offering of common stock. Previously, on March 21, 2010, CONSOL Energy announced that it had entered into an agreement with T. Rowe Price Associates, Inc., on behalf of its investment advisory clients owning approximately 9.5 million shares of CNX Gas common stock, or approximately 37% of the shares of CNX Gas that CONSOL Energy does not currently own. Under the agreement, CONSOL Energy agreed, subject to certain conditions, to commence this tender offer and T. Rowe Price agreed to tender these shares of CNX Gas common stock subject to the rights of certain clients with respect to those shares which are discretionary account shares.

On April 30, 2010, CONSOL Energy completed the Dominion Acquisition for a cash payment of $3,475,000 which will be principally allocated to oil and gas properties, wells and well related equipment. The acquisition includes approximately 1 Tcfe of net proved reserves and 1.45 million acres of oil and gas rights within the Appalachian Basin. Included in the acreage holdings are approximately 500 thousand prospective net Marcellus Shale acres located predominantly in southwestern Pennsylvania and northern West Virginia. The acquisition enhances our position as a leading unconventional gas producer and as a leading producer of gas in Appalachia.

We have evaluated all subsequent events through the date the financial statements were issued. No additional material recognized or non-recognized subsequent events were identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $100.3 million, or $0.54 per diluted share, for the three months ended March 31, 2010. Net income attributable to CONSOL Energy shareholders was $195.8 million, or $1.08 per diluted share, for the three months ended March 31, 2009. See “Results of Operations” below for a detailed explanation of the variance incurred in the period-to-period comparison.

Strengthening demand, decreasing coke stocks, and ongoing logistical constraints are setting up 2010 to be a very strong year for metallurgical coal. Steel plant capacity utilization rates in the U.S. and globally continues to improve compared to last year. Domestic steel mills are using approximately 73% of their capacity, while Asian steel mills currently are running at full capacity. Chinese steel demand is again driving world demand and pricing for coking coal. Through its agreement with Xcoal, CONSOL expects to increase its sales to Asian mills throughout 2010.

Going into the fourth quarter of 2009, thermal coal inventories were at historic highs. Because of the much colder than normal weather in December 2009 through February 2010, inventories at coal-fired power generators have been significantly drawn down, but are still somewhat higher than normal. Customers in our major market area (the PJM power pool) had an estimated 55-60 days of inventory on hand as of the end of March. CONSOL Energy believes that thermal coal inventories could return to normal by the end of the year. Despite the outlook for a gradual economic recovery, which would strengthen demand, low gas prices in 2010 could result in power generators continuing to burn gas in place of coal, based on dispatch economics. Just as in 2009, the company anticipates that up to 30 million tons of coal generation could be displaced by natural gas generation in 2010. This could offset some of the benefit from production cuts. With the tightening regulatory environment in Central Appalachia, increased economic activity and its low cost position, however, CONSOL Energy is in a position to increase market share in a flat-to-slightly expanding market. CONSOL’s ability to penetrate the Asian high-vol coking coal markets with some of its Northern Appalachian coals is also enabling the company to receive higher prices at its mines, while reducing supply into its traditional thermal markets.

At the close of the winter heating season, natural gas in storage fields was at 1,638 billion cubic feet. This was 160 billion cubic feet above the five-year average, but 16 billion cubic feet below last year’s level. Gas prices have weakened to about the $4.00 per million cubic feet level, as rising rig counts have caused concern that rising production could more than offset rising demand from an economic recovery. CNX Gas will add a second horizontal rig to its Marcellus Shale drilling program on June 1, 2010. CNX Gas, with its low costs and rising production volumes, is expected to outperform its peers during this period of price weakness.

Because of the rapidly changing regulatory environment in which CONSOL Energy operates, several factors may impact the cost of our coal and gas production in the future. The impacts of these changes cannot be determined with certainty at this time. Situations that may impact our costs include the following items:

•

On April 5, 2010, there was an explosion at Massey Energy Company’s Upper Big Branch Mine. Although the cause of the explosion is not known and may not be known for some time, as a result of this incident, it is likely that new legislation and regulations will be enacted seeking to improve the safety of underground coal mining operations. Further, it is likely that regulatory authorities will more strictly enforce existing laws and regulations. New safety requirements and enhanced enforcement efforts typically increase the costs of our coal mining operations, which would impact our margins and results of operations.

•

Enactment of laws or passage of regulations regarding emissions from combustion of fossil fuels by the U.S., individual states or by other countries could result in decreased consumption of coal and gas and switching to other energy technologies for electricity. It is likely that some form of legislation addressing global climate change will be enacted in the future, however, at this time it is not possible to determine the impact of potential legislation on our operations or financial condition. The level of impact will depend on numerous factors including the specific requirements imposed by legislation, the timing of legislation, time period for compliance, and the timing and commercial development of technologies associated with carbon capture and sequestration. Ultimately, the impact of possible legislation on our business will depend on the degree to which electricity generators are forced to reduce their consumption of coal or gas, install expensive technologies for carbon capture and sequestration, or switch to alternative energy sources. CONSOL Energy believes that if climate change legislation is passed, gas will be impacted to a lesser degree than coal and the Company has made strategic investment decisions to change its portfolio of assets to increase the contribution of gas to the Company’s business. In fact, over the short term, the Company expects gas to be the preferred fuel source for new power plants. Over the long term, CONSOL believes that with the development of new technologies for carbon capture and sequestration, both coal and gas will continue to be used as clean and competitive fuel sources for electric generation.

•

On April 1, 2010, the Environmental Protection Agency (EPA) issued detailed guidance to its regional offices to provide clarification of EPA’s expectations regarding EPA review of permits necessary for coal mining activities in the states of Kentucky, West Virginia, Pennsylvania, Virginia, Ohio and Tennessee. The guidance pertains to the EPA’s review of proposed surface water discharge (NPDES) permits under Section 402 of the Clean Water Act, proposed permits for filling waters of the United States under Section 404 of the Clean Water Act, and the National Environmental Policy Act (NEPA) review of projects covered by NEPA. In the guidance, the EPA creates a number of presumptions and instructs the regional offices to object to permits if the presumptions are implicated. One presumption is that conductivity levels above 500 micromhos per centimeter in streams below coal mining operations are harmful to aquatic insects and therefore violate state water quality standards. The 500 micromhos presumption is at least three times lower than the conductivity level that results from using the EPA’s standard protocol for determining toxicity to aquatic life. (Conductivity is a measurement of the concentration of ionized materials in water.) If this presumption is strictly applied, it will take longer to obtain NPDES permits and valley fill permits for mining operations, or permit applications may be denied. The guidance is likely to be challenged by the coal industry. It is too early to determine the impact of this policy if it remains in effect, but it could materially adversely affect our operations and results of operations.

•

Under existing Mine Health and Safety Administration regulations, the installation of higher strength seals to isolate abandoned areas or previously sealed areas of the mine are required. The increase in strength of seals was required to better protect the active sections of the underground mines from explosions, fires, or other situations that may occur within the sealed areas. CONSOL Energy has been replacing existing seals with the higher strength seals over the past two years. We currently estimate approximately 540 seals remaining that need to be replaced over the next two years. The cost of these seals is expensed as incurred.

•

As described more fully in “Note 10—Commitments and Contingencies” in Item I, Condensed Consolidated Financial Statements of this Form 10-Q, Consolidation Coal Company has submitted to the West Virginia Department of Environmental Protection (WVDEP) a plan and schedule which provides for construction of a centralized advanced technology mine water treatment plant by June, 2013 to achieve compliance with chloride effluent limits and in-stream chloride water quality standards in tributaries to the Monongahela River. The cost of the treatment plant may reach or exceed $100,000. Additionally, CCC is currently negotiating a joint Consent Decree with the EPA and the WVDEP that is likely to include the compliance plan and schedule that was submitted to the WVDEP. The Consent Decree is also likely to include civil penalties to settle alleged past violations related to chlorides without an admission of liability. The parties have not yet discussed the amount of a civil penalty. The Consent Decree will provide CCC with a schedule for orderly construction of the advanced water treatment plant and related facilities.

•

Health care reform legislation included a revision to coal workers’ pneumoconiosis (CWP) regulations which will enable claimants to more easily qualify for a benefit under these regulations. The legislation also allows for a five-year look back on claims to determine if a previously denied claim will now become eligible. The new legislation will impact CONSOL Energy’s CWP liability, related expense and cashflows.

Although these items primarily impact CONSOL Energy’s coal business, management continues to believe our coal business will be successful in developing economic solutions to address these matters. Our coal business is also expected to continue to generate expanding margins due to:

•	Our dramatically improving low-volatile business with our Buchanan Coal Mine,

•	Our new high-volatile business, where we are selling Northern Appalachian coal to Asian and Brazilian steelmakers at expanded margins; and

•	Our improved thermal business, where the severe winter weather, and our high-volatile sales, have lowered thermal coal stockpiles.

We believe that coal will continue to provide the base load of the nation’s energy needs. Through our efforts during the last 10 years to improve our operating efficiencies at our major coal production sites we are well positioned to continue to provide our customers with low cost, high-British thermal units (btus) coal that we expect will generate returns to our shareholders.

Also, on April 30, 2010, CONSOL Energy closed on the $3.475 billion Dominion Acquisition, with the fair value assigned primarily to the proved and unproven gas reserves and acres acquired. The assets include nearly 1 trillion cubic feet of proved reserves and nearly 500 thousand acres of Marcellus Shale. Nearly all of the Marcellus Shale acreage being acquired is held by production. Such acreage has no drilling commitments, and therefore allows capital to be allocated on the basis of economics, not simply to hold expiring leases. The acquired acreage has a 12.5% royalty, except for about 20 thousand acres held in fee (meaning that it has no royalty). These attributes, when combined with their prime location, lead CONSOL Energy to believe that its Marcellus Shale position is the best in the industry. All of the Marcellus Shale acres are in southwestern Pennsylvania or northern West Virginia. The Pennsylvania Marcellus Shale acreage is concentrated in Indiana, Westmoreland, and Armstrong counties, while the West Virginia acreage is concentrated in Barbour, Lewis, and Upshur counties.

On April 23, 2010, CONSOL Energy amended the accounts receivable securitization facility to allow the Company to receive, on a revolving basis, up to $200,000. Previously, the facility provided up to $165,000 of short-term funding or letters of credit. The trade accounts receivable facility supports sales, on a continuous basis to financial institutions, of eligible trade accounts receivable. The facility was expanded to meet the future cash needs of the Company.

On April 28, 2010, CONSOL Energy commenced a tender offer to acquire all of the shares of CNX Gas common stock that it does not currently own at a cash price of $38.25 per share. CONSOL Energy currently owns approximately 83.3% of the approximately 151 million shares of CNX Gas common stock outstanding. CONSOL Energy’s offer is subject to a number of conditions, including the condition, which cannot be waived, that there is tendered into the offer at least a majority of the outstanding CNX Gas shares not currently held by CONSOL Energy. Following the purchase by CONSOL Energy of shares of CNX Gas in the offer, CONSOL Energy intends to merge CNX Gas into a wholly owned subsidiary of CONSOL Energy, with CNX Gas surviving the merger as a wholly owned subsidiary of CONSOL Energy. As a result of the merger, each outstanding CNX Gas share will be converted into the right to receive $38.25. CONSOL Energy anticipates financing the acquisition of CNX Gas shares by means of internally generated funds, borrowings under its credit facilities and/or proceeds from its recently closed offering of common stock. Previously, on March 21, 2010, CONSOL Energy announced that it had entered into an agreement with T. Rowe Price Associates, Inc., on behalf of its investment advisory clients owning approximately 9.5 million shares of CNX Gas common stock, or approximately 37% of the shares of CNX Gas that CONSOL Energy does not currently own. Under the agreement, CONSOL Energy agreed, subject to certain conditions, to commence this tender offer and T. Rowe Price agreed to tender these shares of CNX Gas common stock subject to the rights of certain clients with respect to those shares which are discretionary account shares.

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Net Income Attributable to CONSOL Energy

Net income attributable to CONSOL Energy changed primarily due to the following items (table in millions):

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Sales Outside	$1,170	$1,150	$20	1.7%
Sales Purchased Gas	3	1	2	200.0%
Sales Gas Royalty Interest	14	13	1	7.7%
Freight—Outside	31	31	—	—
Other Income	22	24	(2)	(8.3)%

Total Revenue and Other Income	1,240	1,219	21	1.7%
Coal Cost of Goods Sold and Other Charges	767	666	101	15.2%
Purchased Gas Costs	2	2	—	—
Gas Royalty Interest Costs	12	11	1	9.1%
Acquisition and Financing Fees	47	—	47	100.0%

Total Cost of Goods Sold	828	679	149	21.9%
Freight Expense	31	31	—	—
Selling, General and Administrative Expense	30	31	(1)	(3.2)%
Depreciation, Depletion and Amortization	119	106	13	12.3%
Interest Expense	8	9	(1)	(11.1)%
Taxes Other Than Income	82	78	4	5.1%

Total Costs	1,098	934	164	17.6%

Earnings Before Income Taxes	142	285	(143)	(50.2)%
Income Tax Expense	34	80	(46)	(57.5)%

Net Income	108	205	(97)	(47.3)%
Noncontrolling Interest	8	9	(1)	(11.1)%

Net Income Attributable to CONSOL Energy Shareholders	$100	$196	$(96)	(49.0)%

Net income attributable to CONSOL Energy Shareholders for the three months ended March 31, 2010 was $100 million compared to $196 million in the 2009 period. Net income attributable to CONSOL Energy Shareholders for the 2010 period decreased in comparison to the 2009 period primarily due to:

•	Acquisition and financing fees incurred in the 2010 period related to the Dominion Acquisition and the related financing transactions that were completed;

•	Lower overall average coal prices received and lower gas sales prices;

•	Higher average cost of goods sold and other charges per ton sold of company coal and gas production in the 2010 period; and

•	Higher depreciation, depletion and amortization.

Impairments in net income attributable to CONSOL Energy Shareholders were offset, in part, by the following items:

•	Higher volumes of gas produced; and

•	Lower income tax expense.

See below for additional explanations.

Revenue

Revenue and other income increased due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Sales:
Produced Coal-Steam	$717	$835	$(118)	(14.1)%
Produced Coal-Low Vol Met	127	70	57	81.4%
Produced Coal-High Vol Met	57	—	57	100.0%
Purchased Coal	23	14	9	64.3%
Produced Gas	173	162	11	6.8%
Industrial Supplies	50	50	—	—
Other	23	19	4	21.1%

Total Sales—Outside	1,170	1,150	20	1.7%
Gas Royalty Interest	14	13	1	7.7%
Purchased Gas	3	1	2	200.0%
Freight Revenue	31	31	—	—
Other Income	22	24	(2)	(8.3)%

Total Revenue and Other Income	$1,240	$1,219	$21	1.7%

The decrease in company produced steam coal sales revenue during the 2010 period was due to lower sales volumes of steam coal sold and lower average sales prices.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Steam Tons (in millions)	13.1	14.8	(1.7)	(11.5)%
Average Sales Price Per Ton-Steam	$54.72	$56.45	$(1.73)	(3.1)%

Steam coal sales tons are lower in the period-to-period comparison primarily due to the idling of the Mine 84 and Jones Fork Mines. Lower average sales prices for steam coal reflects the roll-off of higher priced contracts signed in the later half of 2008. Steam coal inventory was 3.8 million tons at March 31, 2010 compared to 2.9 million tons at December 31, 2009.

The increase in company produced low volatile metallurgical coal sales revenue during the 2010 period was due to the higher sales volumes of metallurgical coal sold, offset, in part, by lower average sales prices.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Low Vol Metallurgical Tons (in millions)	1.2	0.5	0.7	140.0%
Average Sales Price Per Ton- Low Vol Metallurgical	$105.56	$148.60	$(43.04)	(29.0)%

The increase in sales volumes of low volatile metallurgical coal sold partially related to the Buchanan Mine operating for the entire 2010 period. The Buchanan Mine produced for approximately 2 months in the 2009 period. Low volatile metallurgical coal inventory was 0.1 million tons at March 31, 2010 compared to 0.3 million tons at December 31, 2009.

The company sold high volatile metallurgical coal during the 2010 period from our Pittsburgh No. 8 seam mines into the Asian steel markets as high volatile coking coal.

	2010 Period	2009 Period	Variance	Percentage Change
Produced High Vol Metallurgical Tons (in millions)	0.8	—	0.8	100.0%
Average Sales Price Per Ton-High Vol Metallurgical	$75.48	$—	$75.48	100.0%

The high volatile metallurgical coal sales result in a higher average sales price per ton than the historical average sales price in the steam market where this coal was previously sold. The 0.8 million tons includes 50 thousand tons of Emery Mine coal sold as a semi-soft product at $44.41 per ton. Although the average sales price per ton for the semi-soft product is lower than a pure high volatile metallurgical coal ton due to a wide variation in metallurgical coal properties, the result is a higher sales revenue dollar for the company compared to the steam market where this coal was historically sold.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The increase of $9 million in company-purchased coal sales revenue was primarily due to higher volumes of purchased coal tons sold, offset, in part, by lower sales prices.

The increase in produced gas sales revenue in the 2010 period compared to the 2009 period was due to higher sales volumes, offset, in part, by lower average sales price per thousand cubic feet sold.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	23.9	22.0	1.9	8.6%
Average Sales Price per thousand cubic feet	$7.26	$7.38	$(0.12)	(1.6)%

Sales volumes increased as a result of additional wells coming online from our on-going drilling program, offset by approximately 0.6 bcf of production that was deferred due to the loss of power for several days related to a severe winter storm in some of our producing region in the 2010 period. The decrease in average sales price is the result of the general market price decreases in the period-to-period comparison. The general market price decline was offset, in part, by the various gas swap transactions that CNX Gas has entered. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 13.0 Bcf of our produced gas sales volumes for the three months ended March 31, 2010 at an average price of $8.76 per Mcf. In the prior year, these financial hedges represented approximately 10.7 Bcf at an average price of $9.85 per Mcf.

Sales of industrial supplies remained consistent at $50 million in the period-to-period comparison.

The $4 million increase in other sales was primarily attributable to higher revenues from barge towing and terminal services. The increase is related to higher thru-put tonnage moved through the terminal service facility in the 2010 period compared to the 2009 period.

Royalty interest gas sales represent the revenues related to the portion of production belonging to royalty interest owners sold by CNX Gas. The changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2010 Period	2009 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.5	2.2	0.3	13.6%
Average Sales Price per thousand cubic feet	$5.82	$5.65	$0.17	3.0%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers.

	2010 Period	2009 Period	Variance	Percentage Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.5	0.3	0.2	66.7%
Average Sales Price Per thousand cubic feet	$5.76	$5.75	$0.01	0.2%

Freight revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight revenue has remained consistent at $31 million in the period-to-period comparison.

Other income consists of interest income, gain or loss on the disposition of assets, equity in earnings of affiliates, service income, royalty income, derivative gains and losses, rental income and miscellaneous income.

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Interest income	$6	$—	$6	100.0%
Equity in earnings of affiliates	4	3	1	33.3%
Contract towing	1	2	(1)	(50.0)%
Reversal/recognition of unrealized losses on options	—	2	(2)	(100.0)%
(Loss)/gain on Sale of Assets	(1)	2	(3)	(150.0)%
Other miscellaneous	12	15	(3)	(20.0)%

Total other income	$22	$24	$(2)	(8.3)%

Interest income increased $6 million in the 2010 period attributable to the successful resolution of an outstanding tax issue with the Canadian Revenue Authority for the years 1997 through 2003 in which CONSOL Energy will be entitled to interest on the tax refund.

Equity in earnings of affiliates increased $1 million in the 2010 period due to various transactions entered into by our equity affiliates throughout both periods, none of which were individually material.

Contract towing revenue has decreased approximately $1 million due to lower volumes of material being shipped via river transportation in the period-to-period comparison.

Mark-to-market adjustments for free standing coal sales options resulted in approximately a $2 million reversal in the 2009 period of previously recognized unrealized losses. These options expired during the year ended December 31, 2009.

(Loss)/gain on sale of assets decreased $3 million in the period-to-period comparison. The (loss)/gain on sale of assets changed due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Other miscellaneous income decreased $3 million in the period-to-period comparison due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

Costs

Cost of goods sold and other charges increased due to the following:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Cost of Goods Sold and Other Charges
Produced Coal	$517	$482	$35	7.3%
Purchased Coal	24	15	9	60.0%
Produced Gas	53	47	6	12.8%
Industrial Supplies	49	42	7	16.7%
Closed and Idle Mines	52	36	16	44.4%
Other	72	44	28	63.6%

Total Cost of Goods Sold and Other
Charges Outside	767	666	101	15.2%
Acquisition and financing fees	47	—	47	100.0%
Gas Royalty Interest	12	11	1	9.1%
Purchased Gas	2	2	—	—

Total Cost of Goods Sold	$828	$679	$149	21.9%

Increased cost of goods sold and other charges for company-produced coal was due mainly to a higher average unit cost per ton sold, offset, in part, by lower sales volumes.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Tons Sold (in millions)	15.1	15.3	(0.2)	(1.3)%
Average Cost of Goods Sold and Other Charges Per Ton	$34.34	$31.61	$2.73	8.6%

Average cost of goods sold and other charges increased in the period-to-period comparison primarily due to an increase in average unit costs related to the following items:

•

Labor costs have increased $0.94 per ton sold due to the effects of wage increases at the union mines from the current labor contracts. These contracts call for specified hourly wage increases in each year of the contract. Labor costs also increased due to the effects of wage increases at the non-union mines. Employee counts have also increased approximately 8% at our active mining operations in order to meet our staffing needs.

•

Expenses related to employee long-term liabilities such as other post employment benefits and salaried pension have increased $0.54 per ton sold primarily due to changes in the weighted average discount rates. The weighted average discount rate is between 5.55% and 5.87% for these benefits for the 2010 period compared to 5.90% to 6.28% for the 2009 period.

•

Subsidence costs have increased $0.52 per ton sold related to additional structures impacted by longwall mining in the 2010 period compared to the 2009 period. These costs vary from period-to-period depending on density and value of structures being impacted by the operation of the mine.

•	Power costs have increased $0.27 per ton sold attributable to various rate increases that occurred throughout our operations.

•

Health and retirement costs related to the active hourly work force have increased $0.25 per ton sold. The increase is attributable to an increase in the contribution to the multiemployer 1974 pension trust that is required under the National Bituminous Coal Wage Agreement. The contribution rate increased from $4.25 per hour worked by members of the United Mine Workers Union of America (UMWA) in

the 2009 period to $5.00 per hour in the 2010 period. Contributions to this multiemployer plan are expensed as incurred. These costs have also increased in the period-to-period comparison due to higher medical costs for the active hourly work force.

•	Other costs have increased an aggregate of, $1.05 per ton sold due to various transactions that have occurred throughout both periods, none of which are individually material.

These increases in costs per ton sold were offset, in part, by a reduction of $0.84 per ton sold attributable to contract mining fees. Contract mining fees have decreased due to a reduction in tons produced at contractor locations in the period-to-period comparison.

Purchased coal cost of goods sold consists of costs from processing purchased coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased and sold directly to the customer and costs for processing third party coal in our preparation plants. The increase of $9 million in purchased coal cost of goods sold and other charges in the 2010 period was primarily due to higher volumes purchased.

Gas cost of goods sold and other charges increased due primarily to a 8.6% increase in volumes of produced gas sold and a 5.2% increase in unit costs.

	2010 Period	2009 Period	Variance	Percentage Change
Produced Gas Sales Volumes (in billion cubic feet)	23.9	22.0	1.9	8.6%
Average Cost Per thousand cubic feet	$2.24	$2.13	$0.11	5.2%

Average cost per thousand cubic feet increased in the 2010 period as a result of several factors:

•

Power and fuel costs increased $0.08 per thousand cubic feet due to higher rates being charged by the power producer, additional compressors and an additional processing plant being placed in service during the 2010 period.

•	Firm transportation costs have increased $0.07 per thousand cubic feet due to acquiring additional capacity after the 2009 period.

•

Idle rig costs have increased $0.04 per thousand cubic feet due to one additional month of idle rig expense in the 2010 period due to idle charges not beginning until February of 2009. Idle rig expenses have also increased due to higher monthly fees in 2010 compared to 2009 when the rig was initially idled.

•

Repairs and maintenance costs increased approximately $0.02 per thousand cubic feet primarily related to additional road maintenance required by the severe winter storm in some of our producing regions.

These increases in costs were offset, in part, by the following items:

•	Water disposal costs decreased $0.04 per thousand cubic feet due to recycling salt water produced from our wells. Previously, fees were incurred to dispose of the salt water produced from our wells.

•	Chemical, fuels and lubricants costs have decreased approximately $0.02 per thousand cubic feet due to lower volume of products being consumed.

•	Other costs decreased $0.04 per thousand cubic feet for various items that occurred throughout both periods, none of which were individually material.

Industrial supplies cost of goods sold increased $7 million primarily due to changes in the last-in-first-out inventory reserve attributable to changes in inventory value.

Closed and idle mine cost of goods sold increased approximately $16 million in the 2010 period compared to the 2009 period. As a result of market conditions, permitting issues, new regulatory requirements and resulting changes in mining plans, the reclamation liability associated with the Fola mining operations in West Virginia is expected to increase. Our initial belief is that as a result of the changes in mine plans and because mining in some areas is anticipated to be curtailed earlier than originally anticipated, the quantity of material required to reclaim the operation in its present state will be increased. As of this time, no detailed reclamation plan has been developed and the definitive costs associated with the increased reclamation are not available, however, our initial estimates indicate the reclamation liability could equal or exceed $25 million. As a result, $25 million of expense was recognized in the 2010 period. Detailed reclamation plans and mining plans are being developed to determine the impacts of these revised plans on the associated reclamation liability. This increase was offset, in part, by approximately $9 million for changes in the operational status of various other mines, between idled and operating, throughout both periods which resulted in lower idled mine costs in the 2010 period. Shoemaker Mine was idled throughout the 2009 period while the track haulage system was converted to a belt haulage system. This mine has been in production throughout most of the 2010 period. Mine 84 and Jones Fork Complex operated throughout most of the 2009 period, but these locations were idled throughout the 2010 period.

Other cost of goods sold increased due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Litigation settlements	$22	$—	$22	100.0%
Stock-based compensation	10	6	4	66.7%
Dry hole and other costs	2	1	1	100.0%
Incentive compensation	14	12	2	16.7%
Terminal/River operations	16	15	1	6.7%
Severance pay	—	3	(3)	(100.0)%
Miscellaneous other	8	7	1	14.3%

Other cost of goods sold and other charges	$72	$44	$28	63.6%

Litigation settlements represent the loss on the sale of Jones Fork which was sold in relation to an option granted as settlement of litigation. Also, legal settlements include additional expense related to contingencies recognized for various litigation issues as discussed in “Note 10—Commitments and Contingencies” in Item 1, Condensed Consolidated Financial Statements of this Form 10-Q.

Stock-based compensation expense increased $4 million in the period-to-period comparison primarily due to the conversion of the CNX Gas long-term incentive compensation plan to CONSOL Energy restricted stock units in the 2009 period. The conversion resulted in a reduction of approximately $4 million of expense in the 2009 period.

Dry hole and other costs of approximately $2 million in the 2010 period are primarily related to an exploration well which is no longer economical to pursue. The previously capitalized costs were expensed. Dry hole and other costs in the 2009 period represent various capitalized costs such as permitting and miscellaneous costs for well sites that were no longer economic to pursue. The previously capitalized costs were expensed.

The incentive compensation program is designed to increase compensation to eligible employees when CONSOL Energy reaches predetermined production, safety and cost targets and the employees reach predetermined performance targets. Incentive compensation expense increased $2 million due to exceeding the predetermined targets in the 2010 period.

Terminal/River operation charges have increased approximately $1 million in the period-to-period comparison due to higher tonnage moved.

Severance pay of $3 million relates to the administrative staff reductions in force which occurred in the 2009 period due to the economic environment in which we operated.

Miscellaneous other cost of goods sold and other charges increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Acquisition and financing fees of $47 million are related to the Dominion Acquisition and the corresponding financing arrangements. The fees include $35 million of bank fees for a bridge loan that was required under the purchase and sale agreement with Dominion, $8 million of legal fees for the acquisition and the financing agreements, $2 million for bank fees related to amending the credit facilities to allow the acquisition, and $2 million for various other fees. The equity offering was completed on March 31, 2010 and resulted in approximately $1.8 billion of proceeds (44.3 million shares were issued). The debt offering was completed on April 1, 2010 and resulted in the issuance of approximately $3 billion of bonds and generated net proceeds of $2.7 billion. The Dominion Acquisition for $3.475 billion closed on April 30, 2010.

Royalty interest gas costs represent the costs related to the portion of production belonging to royalty interest owners sold by CNX Gas. The changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	2010 Period	2009 Period	Variance	Percentage Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	2.5	2.2	0.3	13.6%
Average Cost Per thousand cubic feet	$4.95	$4.73	$0.22	4.7%

Purchased gas volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes also reflect the impact of pipeline imbalances. The higher average cost per thousand cubic feet is due to overall price changes and contractual differences among customers in the period-to-period comparison.

	2010 Period	2009 Period	Variance	Percentage Change
Purchased Gas Volumes (in billion cubic feet)	0.4	0.3	0.1	33.3%
Average Cost Per thousand cubic feet	$6.04	$4.42	$1.62	36.7%

Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e., rail, barge, truck, etc.) used for the customers to whom CONSOL Energy contractually provides transportation. Freight expense is billed to customers and the revenue from such billing equals the transportation expense. Freight expense remained consistent at $31 million in the period-to-period comparison.

Selling, general and administrative costs have decreased $1 million in the period-to-period comparison.

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Advertising and promotion	$—	$2	$(2)	(100.0)%
Professional, consulting and other purchased services	5	7	(2)	(28.6)%
Wages, salaries and related benefits	15	15	—	—
Rentals	2	2	—	—
Association/charitibale contributions	3	1	2	200.0%
Other	5	4	1	25.0%

Total Selling, General and Administrative	$30	$31	$(1)	(3.2)%

Advertising and promotion expenses decreased $2 million due to the timing of various advertising campaigns.

Costs of professional, consulting and other purchased services were lower in the 2010 period compared to the 2009 period due to the completion of various projects in prior periods, none of which were individually material.

Wages and salaries have remained consistent in the period-to-period comparison.

Rentals have remained consistent in the period-to-period comparison.

Association assessments and charitable contributions have increased $2 million in the period-to-period comparison due to the timing of various items throughout both periods, none of which were individually material.

Other selling, general and administrative costs increased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Depreciation, depletion and amortization increased due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Coal	$81	$77	$4	5.2%
Gas:
Production	26	18	8	44.4%
Gathering	6	5	1	20.0%

Total Gas	32	23	9	39.1%
Other	6	6	—	—

Total Depreciation, Depletion and Amortization	$119	$106	$13	12.3%

The increase in coal depreciation, depletion and amortization was primarily attributable to assets placed in service after the 2009 period.

The increase in gas production depreciation, depletion and amortization was primarily due to an increase in the units of production rates combined with higher production volumes. Rates increased due to the higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. These rates are generally calculated using the net book value of assets at the end of the previous year divided by either proved or proved developed reserves.

Gathering depreciation, depletion and amortization is recorded using the straight-line method and increased $1 million due to additional assets being placed in service after the 2009 period.

Other depreciation remained consistent at $6 million in the period-to-period comparison.

Interest expense decreased in the 2010 period compared to the 2009 period due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Revolver	$1	$2	$(1)	(50.0)%
Capitalized lease	1	1	—	—
Long-term secured notes	7	7	—	—
Other	(1)	(1)	—	—

Total Interest Expense	$8	$9	$(1)	(11.1)%

Revolver interest expense is related to the amounts drawn on the credit facility. The decrease is related to lower interest rates on the facility in the 2010 period compared to the 2009 period, offset, in part, by higher average amounts drawn in 2010.

Interest expense related to capitalized leases, long-term secured notes and other items remained consistent in the period-to-period comparison. Interest expense will increase in future periods as a result of the $2,750,000 of additional indebtedness incurred at higher interest rates than our existing indebtedness in connection with the Dominion Acquisition.

Taxes other than income increased primarily due to the following items:

	2010 Period	2009 Period	Dollar Variance	Percentage Change
Production taxes:
Coal	$47	$49	$(2)	(4.1)%
Gas	3	1	2	200.0%

Total Production Taxes	50	50	—	—
Other taxes:
Coal	27	23	4	17.4%
Gas	2	2	—	—
Other	3	3	—	—

Total Other Taxes	32	28	4	14.3%

Total Taxes Other Than Income	$82	$78	$4	5.1%

Decreased coal production taxes are primarily due to lower severance taxes, reclamation fee taxes and black lung excise taxes attributable to the decrease in overall average sales price for produced coal. The reduction is also related to lower coal production volumes in the period-to-period comparison.

Gas production taxes increased $2 million due to higher gas sales volumes, offset, in part by lower average sales prices for gas. Also, severance taxes were reduced in the 2009 period due to an adjustment related to a revised estimate of pending litigation.

Other coal taxes have increased due to additional payroll taxes related to higher wages in the 2010 period compared to the 2009 period and higher unemployment tax rates in certain areas in which we do business.

Other gas taxes and other taxes remained consistent in the period-to-period comparison.

Income Taxes

	2010 Period	2009 Period	Variance	Percentage Change
Earnings Before Income Taxes	$142	$285	$(143)	$(50.2)%
Tax Expense	$34	$80	$(46)	$(57.5)%
Effective Income Tax Rate	24.1%	28.0%	(3.9)%

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

We utilize a $1 billion senior secured credit facility which expires in June 2012. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds due March 2012. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 4.50 to 1.00, measured quarterly. The interest coverage ratio was 22.68 to 1.00 at March 31, 2010. The facility also includes a maximum leverage ratio covenant of not more than 3.25 to 1.00, measured quarterly. The leverage ratio was less than zero to 1.00 at March 31, 2010. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another company. At March 31, 2010, the facility had approximately $517 million drawn and $262 million of letters of credit outstanding, leaving $221 million of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.

CONSOL Energy amended the facility in March 2010 to allow for the Dominion Acquisition. The amendment also allowed CONSOL Energy to issue $1.5 billion of 8% senior unsecured notes due in 2017 and $1.25 billion of 8.25% senior unsecured notes due in 2020 to finance a portion of the Dominion Acquisition. Certain amended covenants will be effective upon the closing of the Dominion Acquisition, including the maximum leverage ratio covenant will be no more 4.75 to 1.00, measured quarterly, and the minimum interest coverage ratio will be no less than 2.00 to 1.00, measured quarterly. The amended facility also includes a senior secured leverage ratio covenant of no more than 2.50 to 1.00, measured quarterly. The payment of dividends on CONSOL Energy’s common stock will be permitted as long as the leverage ratio does not exceed 4.50 to 1.00 and availability is more than $100 million.

CONSOL Energy is currently in the process of refinancing the existing credit facility to an initial aggregate outstanding principal amount of up to $1.5 billion, including borrowings and letters of credit, for a term of four years. CONSOL Energy can request an additional $250 million increase in the aggregate outstanding principal amount. The facility is being expanded to meet the development needs of the company associated with the Dominion Acquisition. The obligations under the credit agreement will continue to be secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. Fees and interest rate spreads will be based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility is expected to include a minimum interest coverage ratio covenant of no less than 2.00 to 1.00 through 2010, and no less than 2.50 to 1.00 thereafter, measured quarterly. The facility is expected to include a maximum leverage ratio of no more than 4.75 to 1.00 through March 2013, and no more than 4.50 to 1.00 thereafter, measured quarterly. The facility is expected to also include a senior secured leverage ratio of no more than 2.50 to 1.00 through 2010, and no more than 2.00 to 1.00 thereafter, measured quarterly. Covenants in the facility would limit our ability to dispose of assets, make investments, pay dividends and merge with another company. The amended facility is expected to be completed in the quarter ended June 30, 2010. There is no assurance that we will enter into this amended facility.

CONSOL Energy completed an equity offering on March 31, 2010 of 44.3 million shares of common stock, which generated net proceeds of approximately $1.8 billion. On April 1, 2010, CONSOL Energy issued $1.5 billion of 8% senior unsecured notes due in 2017 and $1.25 billion of 8.25% senior unsecured notes due in 2020. Covenants in the Notes Indenture limit CONSOL Energy’s ability to incur debt, make investments, sell assets, pay dividends and merge with another company. The equity and bond proceeds were used to complete the Dominion Acquisition for total consideration of approximately $3.475 billion. The acquisition closed on April 30, 2010.

On March 22, 2010, Moody’s Investor Service downgraded CONSOL Energy’s corporate family rating to Ba3 from Ba2, and upgraded the rating on the 7.875% Notes due March 2012 to Baa3 from Ba1. Obligations which are rated “Ba” are considered to have speculative elements, and are subject to substantial credit risk. Moody’s numeric modifiers indicate rank within each generic rating classification; 1 being the highest and 3 being the lowest. Moody’s also assigned a B1 rating to CONSOL Energy’s $2.75 billion of senior unsecured notes issued to finance a portion of the Dominion Acquisition. Obligations which are rate “B” are considered speculative and are subject to high credit risk. The rating outlook is negative.

On March 24, 2010, Standard & Poor’s Ratings Services lowered CONSOL Energy’s corporate credit rating to BB from BB+, and lowered the rating on the 7.875% Notes due March 2012 to BBB- from BBB. Obligations with a “BB” rating are considered to face major ongoing uncertainties to adverse business, financial and economic conditions. Obligations with “BBB” ratings are deemed to have adequate capacity to meet financial commitments, but are more subject to adverse economic conditions. Moody’s rating may be modified using a (+) or (-) sign to show relative standing within each rating category. Standard & Poor’s also assigned a BB rating to CONSOL Energy’s $2.75 billion of senior unsecured notes issued to finance a portion of the Dominion Acquisition. The rating outlook is negative.

The Pennsylvania Department of Environmental Protection (PA DEP) and CONSOL Energy have executed a Consent Order and Agreement (the Agreement) that addresses financial assurance required by the State for CONSOL Energy’s Pennsylvania mine water treatment facilities for mines closed prior to August 1977. The Agreement requires the company to post approximately $34 million of financial assurance over a 10-year time frame. CONSOL Energy obtained surety bonds to satisfy the initial obligation related to the Agreement.

CONSOL Energy and certain of our U.S. subsidiaries also participate in a receivables securitization facility for the sale on a continuous basis of eligible trade accounts receivable that will provide, on a revolving basis, up to $165 million of short-term funding or letters of credit. This facility was expanded to $200 million from $165 million on April 23, 2010. CNX Funding Corporation, a wholly owned, special purpose, bankruptcy-remote subsidiary, buys and sells eligible trade receivables generated by certain subsidiaries of CONSOL Energy. Under the receivables facility, CONSOL Energy and certain subsidiaries, irrevocably and without recourse, sell all of their eligible trade accounts receivable to CNX Funding Corporation. CNX Funding Corporation then sells, on a revolving basis, an undivided percentage interest in the pool of eligible trade accounts receivable to financial institutions and their affiliates, while maintaining a subordinated interest in a portion of the trade receivables. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is consistent with commercial paper rates plus a charge for administrative services paid to the financial institutions. At March 31, 2010, eligible accounts receivable totaled approximately $165 million. There was $115 million subordinated retained interest at March 31, 2010. Accounts receivable totaling $50 million were reflected as Accounts Receivable—Securitized in Current Assets and Borrowings Under Securitization Facility in Current Liabilities on the consolidated balance sheet at March 31, 2010. There were no letters of credit outstanding against the facility at March 31, 2010.

CNX Gas, an 83.3% consolidated subsidiary of CONSOL Energy, utilizes a revolving credit facility providing an initial aggregate outstanding principal amount of up to $200 million, including borrowings and letters of credit, which expires in October 2010. CNX Gas can request an additional $100 million increase in the aggregate outstanding principal amount. The agreement contains a negative pledge provision, pursuant to which CNX Gas assets cannot be used to secure other obligations. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, purchase or redeem CNX Gas stock, pay dividends and merge with another company. This facility includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio was 67.05 to 1.00 at March 31, 2010. The facility also includes a maximum leverage ratio of no more than 3.00 to 1.00, measured quarterly. The leverage ratio covenant was 0.35 to 1.00 at March 31, 2010. At March 31, 2010, the facility had $49.2 million of borrowings outstanding and $14.9 million of letters of credit outstanding, leaving $135.9 million of unused capacity.

As a result of CNX Gas’ status as a majority-owned subsidiary of CONSOL Energy and having entered into a credit agreement with third-party commercial lenders, CNX Gas and its subsidiaries are guarantors of

CONSOL Energy’s 7.875% notes due March 1, 2012 in the principal amount of $250 million. The Notes Indenture requires all subsidiaries of CONSOL Energy that incur third-party debt to also guarantee the 7.875% notes. In addition, if CNX Gas were to grant certain liens to a lender as part of a future borrowing, the indenture governing the 7.875% notes requires CNX Gas to ratably secure the notes.

CNX Gas is currently in the process of refinancing the existing credit facility to an initial aggregate outstanding principal amount of up to $500 million, including borrowings and letters of credit, for a term of four years. CNX Gas can request an additional $200 million increase in the aggregate outstanding principal amount. The facility is being expanded to meet the development needs of the company. The obligations under the credit agreement will be secured by a lien on CNX Gas’ assets, which would also require CONSOL Energy’s 7.875% notes due March 1, 2012 to be ratably secured. Fees and interest rate spreads would be based on the percentage of facility utilization, measured quarterly. The facility is expected to include a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The facility is expected to also include a maximum leverage ratio covenant of no more than 3.50 to 1.00, measured quarterly. Covenants in the facility would limit our ability to dispose of assets, make investments, pay dividends and merge with another company. The amended facility is expected to be completed in the quarter ended June 30, 2010. There is no assurance that CNX Gas will enter into this amended facility.

On April 28, 2010, CONSOL Energy commenced a tender offer to acquire all of the shares of CNX Gas common stock that it does not currently own. If CNX Gas becomes a wholly-owned subsidiary of CONSOL Energy, CNX Gas must be designated a restricted subsidiary guarantor under the 2017 and 2020 CONSOL Note Indenture. CNX Gas will then have to comply with the covenants in the Notes Indenture, which limit the company’s ability to incur debt, make investments, sell assets, pay dividends and merge with another company.

As described above, on April 28, 2010, CONSOL Energy commenced a tender offer to acquire the 25.2 million shares of CNX Gas common stock that it does not currently own for $38.25 per share. If the tender offer is successful, the aggregate purchase price of the shares will be approximately $965 million.

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

In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedge, which exist parallel to the underlying physical transactions. The fair value of these contracts was an asset of $169 million at March 31, 2010. The ineffective portion of these contracts was insignificant to earnings in the three months ended March 31, 2010. Hedge counterparties consists of commercial banks who participate in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.

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

Cash Flows (in millions)

	2010 Period	2009 Period	Change
Cash flows from operating activities	$174	$250	$(76)
Cash used in investing activities	$(266)	$(255)	$(11)
Cash provided by (used in) financing activities	$1,905	$(62)	$1,967

Cash flows from operating activities changed primarily due to the following items:

•

Operating cash flow decreased in 2010 due to lower net income attributable to CONSOL Energy shareholders in the period-to-period comparison, as well as various other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both years.

Net cash used in investing activities changed primarily due to the following items:

•

Total capital expenditures decreased $35 million to $265 million in 2010 compared to $300 million in 2009. Capital expenditures for the gas segment decreased $69 million due to the slow-down in the drilling program as a result of severe weather and continued low gas prices. Capital expenditures for coal and other activities increased $34 million due to various projects including the purchase of various coal lands, additional equipment at various mining locations, continued work on face extensions at various locations, and the Buchanan water handling system.

•	Proceeds from the sale of assets were $44 million in 2009 related to the sale leaseback of various mining equipment. Proceeds from the sale of assets in the 2010 were not significant.

Net cash provided by (used in) financing activities changed primarily due to the following items:

•	Proceeds of $1.8 billion were received in connection with the issuance of 44.3 million shares of common stock which was completed on March 31, 2010.

•

In 2010, CONSOL Energy received approximately $102 million of proceeds from the revolving credit facility. In 2009, CONSOL Energy repaid borrowings of approximately $45 million from the revolving credit facility. In 2010, CONSOL Energy’s 83.3% owned subsidiary, CNX Gas, repaid borrowings of approximately $9 million from the revolving credit facility. In 2009, CNX Gas received proceeds of approximately $8 million from its revolving credit facility.

The following is a summary of our significant contractual obligations at March 31, 2010 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short-term Notes Payable	$566,150	$—	$—	$—	$566,150
Borrowings Under Securitization Facility	50,000	—	—	—	50,000
Purchase Order Firm Commitments	30,485	24	—	—	30,509
Gas Firm Transportation	29,005	74,863	62,240	333,337	499,445
Long-term Debt	39,070	337,129	5,355	20,162	401,716
Interest on Long-term Debt	27,133	25,211	1,605	24,245	78,194
Capital (Finance) Lease Obligations	6,620	11,013	8,930	38,397	64,960
Interest on Capital (Finance) Lease Obligations	4,515	7,530	6,325	10,147	28,517
Operating Lease Obligations	80,441	128,777	93,693	166,924	469,835
Other Long-term Liabilities (a)	376,839	574,852	581,617	2,475,124	4,008,432

Total Contractual Obligations (b)	$1,210,258	$1,159,399	$759,765	$3,068,336	$6,197,758

(a)	Long-term liabilities include other post-employment benefits, work-related injuries and illnesses, mine reclamation and closure and other long-term liability costs. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Estimated 2010 contributions are expected to approximate $64 million.
(b)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt

At March 31, 2010, CONSOL Energy had total long-term debt of $466 million outstanding, including the current portion of long-term debt of $46 million. This long-term debt consisted of:

•

An aggregate principal amount of $250 million of 7.875% notes due in March 2012. Interest on the notes is payable March 1 and September 1 of each year. Payment of the principal and premium, if any, and interest on the notes are guaranteed by most of CONSOL Energy’s subsidiaries. The notes are senior secured obligations and rank equally with all other secured indebtedness of the guarantors;

•

An aggregate principal amount of $31 million and $72 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 6.50% per annum and mature in December 2010 and October 2011;

•	$35 million in advance royalty commitments with an average interest rate of 7.4% per annum;

•

An aggregate principal amount of $13 million on a variable rate note that bears interest at 6.10% at March 31, 2010. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest;

•	An aggregate principal amount of $65 million of capital leases with a weighted average interest rate of 6.67% per annum;

At March 31, 2010, CONSOL Energy also had $517 million of aggregate principal amounts of outstanding borrowings and approximately $262 million of letters of credit outstanding under the $1 billion senior secured revolving credit facility.

At March 31, 2010, CONSOL Energy had $50 million of borrowings under the securitization facility.

At March 31, 2010, CNX Gas, an 83.3% owned subsidiary, had $49 million of aggregate principal amounts of outstanding borrowings and approximately $15 million of letters of credit outstanding under its $200 million revolving credit facility.

Total Equity and Dividends

CONSOL Energy had total equity of $3,987 million at March 31, 2010 and $2,024 million at December 31, 2009. Total equity increased primarily due to the sale of approximately 44.3 million shares of common stock which resulted in net proceeds of approximately $1.8 billion. Total equity also increased due to net income attributable to CONSOL Energy shareholders for the three months ended March 31, 2010, changes in cash flow hedges and amortization of stock-based compensation. These increases were offset, in part, by the declaration of dividends and the issuance of treasury stock. See Consolidated Statements of Stockholders’ Equity.

Dividend information for the current year to date is as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
April 30, 2010	$0.10	May 10, 2010	May 20, 2010
January 29, 2010	$0.10	February 9, 2010	February 19, 2010

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends when our leverage ratio covenant exceeds 4.50 to 1.00 and our availability is less than or equal to $100 million. The leverage ratio was less than zero to 1.00 and our availability was approximately $221 million at March 31, 2010. These covenants may change under the new credit facility. The credit facility does not permit dividend payments in the event of default. There were no defaults in the three months ended March 31, 2010.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CONSOL Energy participates in various multi-employer benefit plans such as the United Mine Workers’ of America (UMWA) 1974 Pension Plan, the UMWA Combined Benefit Fund and the UMWA 1993 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at March 31, 2010. The various multi-employer benefit plans are discussed in Note 17-Other Employee Benefit Plans of the 2009 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, deliveries and various other items which are not reflected on the balance sheet at March 31, 2010. Management believes these items will expire without being funded. See Note 10-Commitments and Contingent Liabilities for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued an update to the Fair Value Measurement and Disclosure Topic of the FASB Accounting Standards Codification which is intended to provide additional application guidance and enhance disclosures regarding fair value measurements. This update also provides amendments that require new disclosures regarding transfers between levels of fair value measurements. This guidance did not have an impact on CONSOL Energy.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for CONSOL beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on CONSOL’s financial statements.

Forward-Looking Statements

We are including the following cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements (as defined in Section 21E of the Exchange Act) that involve risks and uncertainties that could cause actual results to differ materially from projected results. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results. The forward-looking statements may include projections and estimates concerning the timing and success of specific projects and our future production, revenues, income and capital spending. When we use the words “believe,” “intend,” “expect,” “may,” “should,” “anticipate,” “could,” “estimate,” “plan,” “predict,” “project,” or their negatives, or other similar expressions, the statements which include those words are usually forward-looking statements. When we describe strategy that involves risks or uncertainties, we are making forward- looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q; we disclaim any obligation to update these statements unless required by securities law, and we caution you not to rely on them unduly. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	the continued weakness in global economic conditions, in any industry in which our customers operate, or sustained uncertainty in financial markets cause conditions we cannot predict;

•	an extended decline in prices we receive for our coal and gas affecting our operating results and cash flows;

•	reliance on customers honoring existing contracts, extending existing contracts or entering into new long-term contracts for coal;

•	reliance on major customers;

•	our inability to collect payments from customers if their creditworthiness declines;

•	the disruption of rail, barge and other systems that deliver our coal;

•

a loss of our competitive position because of the competitive nature of the coal and gas industry, or a loss of our competitive position because of overcapacity in these industries impairing our profitability;

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

•

acquisitions that we recently have made or may make in the future including the accuracy of our assessment of the acquired businesses and their risks, achieving any anticipated synergies, integrating the acquisitions and unanticipated changes that could affect assumptions we may have made, including with respect to the Dominion Acquisition;

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

For a summary of accounting policies related to derivative instruments, see Note 1 of the Notes to the Consolidated Financial Statements on 2009 Form 10-K.

Sensitivity analyses of the incremental effects on pre-tax income for the three months ended March 31, 2010 of a hypothetical 10 percent and 25 percent change in natural gas prices for open derivative instruments as of March 31, 2010 are provided in the following table:

	Incremental Decrease in Pre-tax Income Assuming a Hypothetical Price, Exchange Rate or Interest Rate Change of:
	10%	25%
	(in millions)
Natural Gas (a)	$34.7	$86.8

(a)	CONSOL Energy remains at risk for possible changes in the market value of these derivative instruments; however, such risk should be offset by price changes in the underlying hedged item. CONSOL Energy entered into derivative instruments to convert the market prices related portions of the 2010 through 2012 anticipated sales of natural gas to fixed prices. The sensitivity analyses reflect an inverse relationship between increases in commodity prices and a benefit to earnings. We continually evaluate the portfolio of derivative commodity instruments and adjust the strategy to anticipated market conditions and risks accordingly.

CONSOL Energy is exposed to credit risk in the event of nonperformance by counterparties. The creditworthiness of counterparties is subject to continuing review. All of the counterparties to CONSOL Energy’s natural gas derivative instruments also participate in CONSOL Energy’s revolving credit facility. The Company has not experienced any issues of non-performance by derivative counterparties.

CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2010, CONSOL Energy had $466 million aggregate principal amount of debt outstanding under fixed-rate instruments and $616 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were $517 million of borrowings outstanding at March 31, 2010. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 0.87% per annum during the three months ended March 31, 2010. A 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. CONSOL Energy’s 83.3% subsidiary, CNX Gas, also had outstanding borrowings under their revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $49 million at March 31, 2010 and bore interest at a weighted average rate of 1.55% per annum during the year ended March 31, 2010. Due to the level of borrowings against this facility and the low weighted average interest rate in the three months ended March 31, 2010, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2010 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The first through twentieth paragraphs of Note 10—Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Index

2.1	Purchase and Sale Agreement, dated as of March 14, 2010, by and among CONSOL Energy Holdings LLC VI, Dominion Resources, Inc., Dominion Transmission, Inc. and Dominion Energy, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 16, 2010.

3.2	Amended and Restated Bylaws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed on April 6, 2010.

3.2.1	Amended and Restated Bylaws of CONSOL Energy Inc. (marked to show changes to former bylaws), incorporated by reference to Exhibit 3.2.1 to Form 8-K filed on April 6, 2010.

4.1	Indenture dated as of April 1, 2010 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8% Senior Notes due 2017, incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 2, 2010.

4.2	Indenture dated as of April 1, 2010 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8 1/ 4 % Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 2, 2010.

4.3	Registration Rights Agreement dated as of April 1, 2010 among CONSOL Energy Inc. and Bank of America Securities LLC, as representative of the several initial purchasers, incorporated by reference to Exhibit 4.3 to Form 8-K filed on April 2, 2010.

10.1	Parent Guarantee, dated as of March 14, 2010, by and among CONSOL and Dominion Resources, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 16, 2010.

10.2	Commitment Letter, dated as of March 12, 2010, by and among CONSOL, Banc of America Securities LLC, Banc of America Bridge LLC, PNC Bank, National Association and PNC Capital Markets LLC, incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 16, 2010.

10.3	Second Amendment to Amended and Restated Credit Agreement, dated as of March 12, 2010, by and among CONSOL, on behalf of the Loan Parties (as defined in the Amended and Restated Credit Agreement), the Required Lenders (as defined in the Amended and Restated Credit Agreement), PNC Bank, National Association and Citicorp North America, Inc., as co-administrative agents and PNC Bank, National Association, as paying agent, incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 16, 2010.

10.4	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2009, by and among CNX Funding Corporation, CONSOL, as the initial Servicer, the various Sub-Servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participant listed on the signature pages thereto and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.4 to Form 8-K filed on March 16, 2010.

10.5	Fifth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of March 12, 2010, by and among CNX Funding Corporation, CONSOL, the various Sub-Servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participant listed on the signature pages thereto and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.5 to Form 8-K filed on March 16, 2010.

10.6	Third Amendment to the Purchase and Sale Agreement, dated as of March 12, 2010, by and among CNX Marine Terminals Inc., CONSOL, CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company LLC, Consolidation Coal Company, Eighty-Four Mining Company, FOLA Coal Company, L.L.C., Island Creek Coal Company, Keystone Coal Mining Corporation, Little Eagle Coal Company, L.L.C., McElroy Coal Company, Mon River Towing, Inc., Terry Eagle Coal Company, L.L.C., Twin Rivers Towing Company and CNX Funding Corporation, incorporated by reference to Exhibit 10.6 to Form 8-K filed on March 16, 2010.

10.7	Share Tender Agreement between CONSOL Energy Inc. and T. Rowe Price Associates, Inc., dated March 21, 2010, incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 22, 2010.

10.8	Long-Term Incentive Program (2010 - 2012).

10.9	Change in Control Severance Agreement, by and between CONSOL Energy Inc. and Robert Pusateri, dated as of February 23, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2010 furnished in XBRL)

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
Dated: May 4, 2010

	By:	/s/ J. BRETT HARVEY
J. Brett Harvey
President and Chief Executive Officer and Director (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ WILLIAM J. LYONS
William J. Lyons
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)