Form 10-Q/A
period 2010-03-31
CONSOL Energy Inc
filed 2010-09-21
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of July 19, 2010
Common stock, $0.01 par value	225,793,945

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 (the “Quarterly Report”) of CONSOL Energy Inc. ( “CONSOL Energy”) filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2010, is filed in order to amend and restate Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” by removing reference to the credit ratings given to CONSOL Energy, its 7.875% Notes due March 2012, its 8% senior unsecured notes due in 2017 and its 8.25% senior unsecured notes due in 2020 by various rating agencies. The credit ratings are being removed to insure that the consent of the ratings agencies are not required for future registration statements filed under the Securities Act of 1933 (“Registration Statements”) by CONSOL Energy subsequent to the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Except as described above, no other amendments are being made to the Quarterly Report. This Form 10-Q/A does not reflect events occurring after the May 4, 2010 filing of our Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as discussed above. In connection with future Registration Statements CONSOL Energy also intends, due to CONSOL Energy management changing in the quarter ended June 30, 2010 the way segments of CONSOL Energy were being evaluated, to file a Form 8-K which will provide revised segment information in accordance with Securities and Exchange Commission guidance in order to enable CONSOL Energy to incorporate the financial statements contained in the Quarterly Report into such Registration Statements.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Part II. Other Information

Item 6. Exhibits	21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	2010 Period	2009 Period	Variance	Percentage Change
Produced Low Vol Metallurgical Tons (in millions)	1.2	0.5	0.7	140.0%
Average Sales Price Per Ton-Low Vol Metallurgical	$105.56	$148.60	$(43.04)	(29.0)%

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

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	other factors discussed in our 2009 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Index

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 21, 2010

By:	/S/ WILLIAM J. LYONS
William J. Lyons
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)