Form 10-Q
period 2011-03-31
CONSOL Energy Inc
filed 2011-05-03
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-14901
  __________________________________________________
CONSOL Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0337383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 CONSOL Energy Drive
Canonsburg, PA 15317-6506
(724) 485-4000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
 __________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of April 14, 2011
Common stock, $0.01 par value	226,637,887

PART I
FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Sales—Outside	$1,385,478	$1,169,514
Sales—Gas Royalty Interests	18,835	14,339
Sales—Purchased Gas	980	3,016
Freight—Outside	36,868	31,200
Other Income	23,216	21,991
Total Revenue and Other Income	1,465,377	1,240,060
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	813,709	766,862
Acquisition and Financing Fees	—	46,563
Gas Royalty Interests Costs	16,807	12,197
Purchased Gas Costs	676	2,308
Freight Expense	36,679	31,200
Selling, General and Administrative Expenses	40,196	30,130
Depreciation, Depletion and Amortization	149,062	119,186
Interest Expense	66,482	8,145
Taxes Other Than Income	90,689	81,301
Total Costs	1,214,300	1,097,892
Earnings Before Income Taxes	251,077	142,168
Income Taxes	58,928	34,286
Net Income	192,149	107,882
Less: Net Income Attributable to Noncontrolling Interest	—	(7,613)
Net Income Attributable to CONSOL Energy Inc. Shareholders	$192,149	$100,269
Earnings Per Share:
Basic	$0.85	$0.55
Dilutive	$0.84	$0.54
Weighted Average Number of Common Shares Outstanding:
Basic	226,350,594	181,726,480
Dilutive	228,814,838	184,348,982
Dividends Paid Per Share	$0.10	$0.10
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$127,695	$32,794
Accounts and Notes Receivable:
Trade	481,229	252,530
Other Receivables	21,999	21,589
Accounts Receivable—Securitized	—	200,000
Inventories	287,809	258,538
Deferred Income Taxes	177,699	174,171
Recoverable Income Taxes	5,031	32,528
Prepaid Expenses	132,178	142,856
Total Current Assets	1,233,640	1,115,006
Property, Plant and Equipment:
Property, Plant and Equipment	15,072,016	14,951,358
Less—Accumulated Depreciation, Depletion and Amortization	4,872,718	4,822,107
Total Property, Plant and Equipment—Net	10,199,298	10,129,251
Other Assets:
Deferred Income Taxes	458,937	484,846
Restricted Cash	20,291	20,291
Investment in Affiliates	97,520	93,509
Other	214,055	227,707
Total Other Assets	790,803	826,353
TOTAL ASSETS	$12,223,741	$12,070,610

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$335,878	$354,011
Short-Term Notes Payable	170,500	284,000
Current Portion of Long-Term Debt	275,001	24,783
Borrowings Under Securitization Facility	—	200,000
Other Accrued Liabilities	854,661	801,991
Total Current Liabilities	1,636,040	1,664,785
Long-Term Debt:
Long-Term Debt	3,127,165	3,128,736
Capital Lease Obligations	56,738	57,402
Total Long-Term Debt	3,183,903	3,186,138
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	3,080,227	3,077,390
Pneumoconiosis Benefits	174,227	173,616
Mine Closing	397,389	393,754
Gas Well Closing	133,007	130,978
Workers’ Compensation	148,445	148,314
Salary Retirement	148,165	161,173
Reclamation	46,241	53,839
Other	154,748	144,610
Total Deferred Credits and Other Liabilities	4,282,449	4,283,674
TOTAL LIABILITIES	9,102,392	9,134,597
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 227,289,426 Issued and 226,590,610 Outstanding at March 31, 2011; 227,289,426 Issued and 226,162,133 Outstanding at December 31, 2010	2,273	2,273
Capital in Excess of Par Value	2,194,429	2,178,604
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	1,832,384	1,680,597
Accumulated Other Comprehensive Loss	(875,704)	(874,338)
Common Stock in Treasury, at Cost—698,816 Shares at March 31, 2011 and 1,127,293 Shares at December 31, 2010	(27,520)	(42,659)
Total CONSOL Energy Inc. Stockholders’ Equity	3,125,862	2,944,477
Noncontrolling Interest	(4,513)	(8,464)
TOTAL EQUITY	3,121,349	2,936,013
TOTAL LIABILITIES AND EQUITY	$12,223,741	$12,070,610
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
Balance at December 31, 2010	$2,273	$2,178,604	$1,680,597	$(874,338)	$(42,659)	$2,944,477	$(8,464)	$2,936,013
(Unaudited)
Net Income	—	—	192,149	—	—	192,149	—	192,149
Treasury Rate Lock (Net of $12 Tax)	—	—	—	(20)	—	(20)	—	(20)
Gas Cash Flow Hedge (Net of $9,801 Tax)	—	—	—	(14,469)	—	(14,469)	—	(14,469)
Actuarially Determined Long-Term Liability Adjustments (Net of $8,168 Tax)	—	—	—	13,123	—	13,123	—	13,123
Comprehensive Income (Loss)	—	—	192,149	(1,366)	—	190,783	—	190,783
Issuance of Treasury Stock	—	—	(17,737)	—	15,139	(2,598)	—	(2,598)
Tax Benefit From Stock-Based Compensation	—	2,379	—	—	—	2,379	—	2,379
Amortization of Stock-Based Compensation Awards	—	13,446	—	—	—	13,446	—	13,446
Net Change in Crown Drilling Noncontrolling Interest	—	—	—	—	—	—	3,951	3,951
Dividends ($0.10 per share)	—	—	(22,625)	—	—	(22,625)	—	(22,625)
Balance at March 31, 2011	$2,273	$2,194,429	$1,832,384	$(875,704)	$(27,520)	$3,125,862	$(4,513)	$3,121,349

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net Income	$192,149	$107,882
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	149,062	119,186
Stock-Based Compensation	13,446	9,949
(Gain) Loss on Sale of Assets	(323)	1,439
Amortization of Mineral Leases	2,468	2,190
Deferred Income Taxes	23,099	3,225
Equity in Earnings of Affiliates	(5,481)	(3,873)
Changes in Operating Assets:
Accounts and Notes Receivable	(26,901)	(152,796)
Inventories	(29,435)	(22,501)
Prepaid Expenses	7,585	782
Changes in Other Assets	9,449	8,788
Changes in Operating Liabilities:
Accounts Payable	7,279	45,225
Other Operating Liabilities	75,863	24,092
Changes in Other Liabilities	13,521	14,527
Other	3,463	15,995
Net Cash Provided by Operating Activities	435,244	174,110
Investing Activities:
Capital Expenditures	(254,778)	(265,344)
Proceeds from Sales of Assets	300	152
Net Investment in Equity Affiliates	1,470	(450)
Net Cash Used in Investing Activities	(253,008)	(265,642)
Financing Activities:
(Payments on) Proceeds from Short-Term Borrowings	(113,500)	93,300
Payments on Miscellaneous Borrowings	(3,698)	(3,487)
Payments on Securitization Facility	(200,000)	—
Proceeds from Issuance of Long-Term Notes	250,000	—
Tax Benefit from Stock-Based Compensation	3,306	3,138
Dividends Paid	(22,625)	(18,116)
Proceeds from Issuance of Common Stock	—	1,828,862
Issuance of Treasury Stock	3,699	1,235
Debt Issuance and Financing Fees	(4,517)	—
Net Cash (Used In) Provided By Financing Activities	(87,335)	1,904,932
Net Increase in Cash and Cash Equivalents	94,901	1,813,400
Cash and Cash Equivalents at Beginning of Period	32,794	65,607
Cash and Cash Equivalents at End of Period	$127,695	$1,879,007
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for future periods.
The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and related notes for the year ended December 31, 2010 included in CONSOL Energy's Form 10-K.
Basic earnings per share are computed by dividing net income by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and performance stock options and the assumed vesting of restricted and performance stock units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, and outstanding restricted and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CONSOL Energy includes the impact of proforma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method. The table below sets forth the share based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	For the Three Months Ended March 31,
	2011	2010
Anti-Dilutive Options	1,157,937	821,212
Anti-Dilutive Performance Share Units	—	6,225
	1,157,937	827,437

Options exercised during the three months ended March 31, 2011 and 2010 were 180,396 shares and 59,980 shares, respectively. No performance stock options were exercised for the three months ended March 31, 2011 and 2010. The weighted average exercise price per share of the options exercised during the three months ended March 31, 2011 and 2010 was $20.51 and $20.60, respectively. There were 341,141 and 273,768 fully vested restricted stock awards released during the three months ended March 31, 2011 and 2010, respectively. Additionally, there were 40,752 and 109,955 fully vested performance share units released during the three months ended March 31, 2011 and 2010, respectively.
The computations for basic and dilutive earnings per share from continuing operations are as follows:

	Three Month Ended
	March 31,
	2011	2010
Net income attributable to CONSOL Energy Inc. shareholders	$192,149	$100,269
Weighted average shares of common stock outstanding:
Basic	226,350,594	181,726,480
Effect of stock-based compensation awards	2,464,244	2,622,502
Dilutive	228,814,838	184,348,982
Earnings per share:
Basic	$0.85	$0.55
Dilutive	$0.84	$0.54

NOTE 2—ACQUISITIONS AND DISPOSITIONS:
On April 30, 2010, CONSOL Energy completed the acquisition of the Appalachian oil and gas exploration and production business of Dominion Resources, Inc. (Dominion Acquisition) for a cash payment of $3,470,212, which was principally allocated to oil and gas properties, wells and well-related equipment. The acquisition, which was accounted for under the acquisition method of accounting, includes approximately 1 trillion cubic feet equivalents (Tcfe) of net proved reserves and 1.46 million net acres of oil and gas rights within the Appalachian Basin. Included in the acreage holdings are approximately 500 thousand prospective net Marcellus Shale acres located predominantly in southwestern Pennsylvania and northern West Virginia. Dominion is a producer and transporter of natural gas as well as a provider of electricity and related services. The acquisition enhanced CONSOL Energy’s position in the strategic Marcellus Shale fairway by increasing its development assets.
The unaudited pro forma results for the three months ended March 31, 2010, assuming the acquisition had occurred at January 1, 2010, are presented below. Pro forma adjustments include estimated operating results, acquisition and financing fees incurred, additional interest related to the 2.75 billion of senior unsecured notes and 44,275,000 shares of common stock issued in connection with the transaction.

For the Three Months Ended March 31,
2010
Total Revenue and Other Income	$1,293,544
Earnings Before Income Taxes	$78,696
Net Income Attributable to CONSOL Energy Inc. Shareholders	$62,414
Basic Earnings Per Share	$0.28
Dilutive Earnings Per Share	$0.27

The pro forma results are not necessarily indicative of what actually would have occurred if the Dominion Acquisition had been completed as of January 1, 2010, nor are they necessarily indicative of future consolidated results.
In March 2010, CONSOL Energy completed the sale of the Jones Fork Mining Complex as part of a litigation settlement with Kentucky Fuel Corporation. No cash proceeds were received and $10,482 of litigation settlement expense was recorded in Cost of Goods Sold and Other Operating Charges. The loss recorded was net of $8,700 related to the fair value of estimated amounts to be collected related to an overriding royalty on future mineable and merchantable coal extracted and sold from the property.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS NET PERIODIC BENEFIT COSTS:
Components of net periodic costs for the three months ended March 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$4,289	$3,477	$3,977	$3,732
Interest cost	9,078	9,228	42,204	40,492
Expected return on plan assets	(9,630)	(9,318)	—	—
Amortization of prior service cost (credits)	(167)	(184)	(11,599)	(11,603)
Recognized net actuarial loss	9,146	7,865	22,364	17,398
Net periodic benefit cost	$12,716	$11,068	$56,946	$50,019

For the three months ended March 31, 2011, $15,940 in contributions were paid to the pension trust and to pension benefits from operating cash flows. CONSOL Energy expects to contribute to the pension trust using prudent funding methods. Currently, depending on asset values and asset returns held in the trust, we expect to contribute $63,600 to the pension trust in 2011.

CONSOL Energy does not expect to contribute to the other postemployment benefit plan in 2011. We intend to pay benefit claims as they become due. For the three months ended March 31, 2011, $41,643 of other postemployment benefits have been paid.
For the three months ended March 31, 2011, $7,781 of proceeds were received under the Patient Protection and Affordable Care Act related to reimbursements from the Federal government for retiree health spending. The proceeds were recorded in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. There is no guarantee that additional proceeds will be received under this program.

NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers’ Compensation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$1,155	$1,946	$4,468	$6,754
Interest cost	2,333	2,747	2,060	2,289
Amortization of actuarial gain	(5,478)	(4,981)	(977)	(768)
State administrative fees and insurance bond premiums	—	—	1,222	2,419
Legal and administrative costs	750	750	718	784
Net periodic (benefit) cost	$(1,240)	$462	$7,491	$11,478

CONSOL Energy does not expect to contribute to the CWP plan in 2011. We intend to pay benefit claims as they become due. For the three months ended March 31, 2011, $3,516 of CWP benefit claims have been paid.
CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2011. We intend to pay benefit claims as they become due. For the three months ended March 31, 2011, $8,053 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:
The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2011		2010
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$87,877	35.0%	$49,759	35.0%
Excess tax depletion	(39,169)	(15.6)	(15,169)	(10.7)
Effect of domestic production activities	(1,916)	(0.8)	(2,502)	(1.8)
Net effect of state income taxes	8,818	3.5	5,616	4.0
Other	3,318	1.4	(3,418)	(2.4)
Income Tax Expense / Effective Rate	$58,928	23.5%	$34,286	24.1%

The effective rate for the three months ended March 31, 2011 was calculated using the annual effective rate projection on recurring earnings. The effective rate for the three months ended March 31, 2010 was calculated using the annual effective rate projection on recurring earnings and includes tax liabilities related to certain discrete transactions, such as the Canadian tax settlement described below.

CONSOL Energy was advised by the Canadian Revenue Agency and various provinces that its appeal of tax deficiencies paid as a result of the Agency's audit of the Canadian tax returns filed for years 1997 through 2003 had been successfully resolved. As a result of the audit settlement, the Company reflected $3,450 as a discrete reduction to foreign income tax expense in the three months ended March 31, 2010. As a result of the foreign income tax reduction, the Company reflected an additional $1,457 as discrete federal income tax expense. These discrete transactions were reflected in the Other line of the rate reconciliation in 2010.
The total amounts of uncertain tax positions at March 31, 2011 and 2010 were $65,510 and $56,916, respectively. If these uncertain tax positions were recognized, approximately $16,802 and $15,502, respectively, would affect CONSOL Energy’s effective tax rate. There were no additions to the liability for uncertain tax positions during the three months ended March 31, 2011 and 2010.
CONSOL Energy and its subsidiaries file income tax returns in the U.S. federal, various states and Canadian tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.
CONSOL Energy recognizes interest accrued related to uncertain tax positions in its interest expense. As of March 31, 2011 and 2010, the Company reported an accrued interest liability relating to uncertain tax positions of $11,895 and $9,129, respectively. The accrued interest liability includes $1,121 and $791 of interest expense that is reflected in the Company’s Consolidated Statements of Income for the three months ended March 31, 2011 and 2010, respectively.
CONSOL Energy recognizes penalties accrued related to uncertain tax positions in its income tax expense. As of March 31, 2011 and 2010, CONSOL Energy had no accrued liability for tax penalties.

NOTE 6—INVENTORIES:
Inventory components consist of the following:

	March 31, 2011	December 31, 2010
Coal	$136,277	$108,694
Merchandise for resale	50,790	50,120
Supplies	100,742	99,724
Total Inventories	$287,809	$258,538

Merchandise for resale is valued using the last-in, first-out (LIFO) cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $22,995 and $19,624 at March 31, 2011 and December 31, 2010, respectively.

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:
CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive on a revolving basis up to $200,000. The facility also allows for the issuance of letters of credit against the $200,000 capacity. At March 31, 2011, there were no letters of credit outstanding against the facility.
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

The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $724 and $452 for three months ended March 31, 2011 and 2010, respectively. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in April 2012 with the underlying liquidity agreement renewing annually each April.
At March 31, 2011 and December 31, 2010, eligible accounts receivable totaled $200,000. There was subordinated retained interest of $200,000 at March 31, 2011 and there was no subordinated retained interest at December 31, 2010. There was no Accounts Receivable – Securitization and Borrowings under the Securitization Facility recorded on the Consolidated Balance Sheet at March 31, 2011. Accounts Receivable - Securitized and Borrowings under the Securitization Facility totaled $200,000 at December 31, 2010. The $200,000 decrease in the accounts receivable securitization program for the three months ended March 31, 2011 is reflected in the Net Cash (Used in) Provided by Financing Activities in the Consolidated Statement of Cash Flows. In accordance with the facility agreement, the Company is able to receive proceeds based upon the eligible accounts receivable at the previous month end.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2011	December 31, 2010
Coal & other plant and equipment	$5,076,520	$5,100,085
Unproven gas properties	2,218,778	2,206,399
Proven gas properties	1,660,511	1,662,605
Coal properties and surface lands	1,297,301	1,292,701
Intangible drilling cost	1,191,453	1,116,884
Gas gathering equipment	980,063	941,772
Airshafts	667,557	662,315
Mine development	587,129	587,518
Leased coal lands	536,543	536,603
Coal advance mining royalties	392,604	389,379
Gas wells and related equipment	375,488	367,448
Other gas assets	85,034	84,571
Gas advance royalties	3,035	3,078
Total property, plant and equipment	15,072,016	14,951,358
Less Accumulated depreciation, depletion and amortization	4,872,718	4,822,107
Total Net Property, Plant and Equipment	$10,199,298	$10,129,251

NOTE 9—SHORT-TERM NOTES PAYABLE:
CONSOL Energy has a four-year $1,500,000 senior secured credit facility, which extends through May 7, 2014. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio was 4.30 to 1.00 at March 31, 2011. The facility includes a maximum leverage ratio covenant of not more than 4.75 to 1.00, measured quarterly. The leverage ratio was 2.87 to 1.00 at March 31, 2011. The facility also includes a senior secured leverage ratio covenant of not more than 2.00 to 1.00, measured quarterly. The senior secured leverage ratio was 0.46 to 1.00 at March 31, 2011. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured or secured notes. At March 31, 2011, the $1,500,000 facility had no borrowings outstanding and $264,723 of letters of credit outstanding, leaving $1,235,277 of capacity available for borrowings and the issuance of letters of credit. The average interest rate for the three months ended March 31, 2011 was 4.01%. Accrued interest of $206 and $249 is included in Other Accrued Liabilities in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

CNX Gas Corporation (CNX Gas) has a four-year $700,000 senior secured credit agreement which extends through May 6, 2014. The facility is secured by substantially all of the assets of CNX Gas and its subsidiaries. The assets acquired in the Dominion Acquisition are pledged as collateral under the CNX Gas senior secured credit agreement. Collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds maturing in 2012. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, pay dividends and merge with another corporation. The facility includes a maximum leverage ratio covenant of not more than 3.50 to 1.00, measured quarterly. The leverage ratio was 0.78 to 1.00 at March 31, 2011. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 51.90 to 1.00 at March 31, 2011. At March 31, 2011, the $700,000 facility had $170,500 of borrowings outstanding and $70,203 of letters of credit outstanding, leaving $459,297 of capacity available for borrowings and the issuance of letters of credit. The facility bore a weighted average interest rate of 2.26% at March 31, 2011. The average interest rate for the three months ended March 31, 2011 was 2.37%. Accrued interest of $231 and $98 is included in Other Accrued Liabilities in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

NOTE 10—LONG-TERM DEBT:

	March 31, 2011	December 31, 2010
Debt:
Senior notes due April 2017 at 8.00%, issued at par value	$1,500,000	$1,500,000
Senior notes due April 2020 at 8.25%, issued at par value	1,250,000	1,250,000
Senior notes due March 2021 at 6.375%, issued at par value	250,000	—
Secured notes due March 2012 at 7.875% (par value of $250,000 less unamortized discount of $189 and $242 at March 31, 2011 and December 31, 2010, respectively)	249,811	249,758
Baltimore Port Facility revenue bonds in series due September 2025 at 5.75%	102,865	102,865
Advance royalty commitments (7.56% weighted average interest rate for March 31, 2011 and December 31, 2010, respectively)	32,211	32,211
Note Due December 2012 at 6.10%	8,856	10,438
Other long-term notes maturing at various dates through 2031	95	93
	3,393,838	3,145,365
Less amounts due in one year	266,673	16,629
Long-Term Debt	$3,127,165	$3,128,736

On March 9, 2011 CONSOL Energy closed the offering of $250,000 of 6.375% senior notes which mature on March 1, 2021. The notes are guaranteed by substantially all of our existing wholly owned domestic subsidiaries. The Company plans to use the net proceeds of the note offering to repay its outstanding 7.875% senior secured notes due March 1, 2012 on or before their maturity. See Note 17—Subsequent Events for additional details.
Accrued interest related to Long-Term Debt of $114,778 and $64,009 was included in Other Accrued Liabilities in the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, respectively.

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
Ryerson Dam Litigation: In 2008, the Pennsylvania Department of Conservation and Natural Resources (the Commonwealth) filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, claiming that the Company's underground longwall mining activities at its Bailey Mine caused cracks and seepage damage to the Ryerson Park Dam. The Commonwealth subsequently altered the dam, thereby eliminating the Ryerson Park Lake. The Commonwealth claimed that the Company is liable for dam reconstruction costs, lake restoration costs and natural resource damages totaling

$58,000. The Court stayed the proceedings in the state court, holding that the Commonwealth should pursue administrative agency review of the claim. Furthermore, the Court found that the Commonwealth could not recover natural resource damages under applicable law. The Commonwealth then filed a subsidence-damage claim with the Pennsylvania Department of Environmental Protection (DEP) and the DEP reviewed the issue of whether the dam was damaged by subsidence. On February 16, 2010, the DEP issued its interim report, concluding that the alleged damage was subsidence related. In the next phase of the DEP proceeding, which was the damage phase, the DEP determined that the Company must repair the dam. The DEP estimated the cost of repair to be approximately $20,000. The Company has appealed the DEP's findings to the Pennsylvania Environmental Hearing Board (PEHB), which will consider the case de novo, meaning without regard to the DEP's decision, as to any finding of causation of damage and/or the amount of damages. In order to perfect its appeal to the PEHB under the applicable statute, the Company deposited $20,291 into escrow as security for the DEP's estimated cost of repair. This amount is reflected as restricted cash on the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. The Company is seeking to substitute an appeal bond for the cash deposit. Either party may appeal the decision of the PEHB to the Pennsylvania Commonwealth Court, and then, as may be allowed, to the Pennsylvania Supreme Court. On March 31, 2011, the DEP informed the parties that it was withdrawing its Order requiring the Company to repair the dam because of additional movements of the dam, well after mining had ceased. The DEP therefore believes that movement precludes repair of the dam as a remedy. The Commonwealth is contesting the DEP's withdrawal of the Order. It is unclear what the DEP's action means for the status of the case. As to the underlying claim, the Company believes it is not responsible for the damage to the dam and that numerous grounds exist upon which to attack the propriety of the claims.
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
Ward Transformer Superfund Site: CONSOL Energy was notified in November 2004 by the United States Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) under the Superfund program established by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Ward Transformer site in Wake County, North Carolina. At that time, the EPA also identified 38 other PRPs for the Ward Transformer site. The EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. Another party joined the participating PRPs and reduced CONSOL Energy's interim allocation share from 46% to 32%. In June 2008, while conducting the PCB soil excavation on the Ward property, it was determined that PCBs have migrated onto adjacent properties. The current estimated cost of remedial action for the area CONSOL Energy was originally named a PRP, including payment of the EPA's past and future cost, is approximately $65,000. The current estimated cost of the most likely remediation plan for the additional areas discovered is approximately $11,000 Also, in September 2008, the EPA notified CONSOL Energy and 60 other PRPs that there were additional areas of potential contamination allegedly related to the Ward Transformer Site. Current estimates of the cost or potential range of cost for this area are not yet available. There was no expense recognized in the three months ended March 31, 2011 and 2010. CONSOL Energy funded $1,209 in the three months ended March 31, 2010 to an independent trust established for this remediation. No funding was made in the three months ended March 31, 2011. As of March 31, 2011, CONSOL Energy and the other participating PRPs had asserted CERCLA cost recovery and contribution claims against approximately 225 nonparticipating PRPs to recover a share of the costs incurred and to be incurred to conduct the removal actions at the Ward Site. CONSOL Energy's portion of recoveries from settled claims is $4,173. Accordingly, the liability reflected in Other Accrued Liabilities was reduced by these settled claims. The remaining net liability at March 31, 2011 is $4,037.
C. L. Ritter: On March 1, 2011, the Company was served with a complaint instituted by C. L. Ritter Lumber Company Incorporated against Consolidation Coal Company (CCC), Island Creek Coal Company, (ICCC), CNX Gas Company LLC, subsidiaries of CONSOL Energy Inc., as well as CONSOL Energy itself in the Circuit Court of Buchanan County, Virginia, seeking damages and injunctive relief in connection with the deposit of untreated water from mining activities at CCC's Buchanan Mine into nearby void spaces at one of the mines of ICCC. The suit alleges damages of up to $300,000 for alleged damage to coal and coalbed methane, as well as assumpsit damages. We have removed the case to federal court and filed a motion to dismiss. CCC believes that it had, and continues to have, the right to store water in these void areas. CCC and the other named CONSOL Energy defendants deny all liability and intend to vigorously defend the action filed against them in connection with the removal and deposit of water from the Buchanan Mine. Consequently, we have not recognized any liability related to these actions.
South Carolina Gas & Electric Company Arbitration: South Carolina Electric & Gas Company (SCE&G), a utility, has demanded arbitration, seeking $36,000 in damages against CONSOL of Kentucky and CONSOL Energy Sales Company. SCE&G claims it suffered damages in obtaining cover coal to replace coal which was not delivered in 2008 under a coal sales agreement. The Company counterclaimed against SCE&G for $9,400 for terminating coal shipments under the sales agreement which SCE&G had agreed could be made up in 2009. A hearing on the claims is scheduled for October 2011. The named CONSOL Energy defendants deny all liability and intend to vigorously defend the action filed against them.
Northern Appalachia Water Issues: In the Fall of 2009, a fish kill occurred in Dunkard Creek, which is a creek with segments in both Pennsylvania and West Virginia. The fish kill was caused by the growth of golden algae in the creek, which appears to be an invasive species. Our subsidiary, CCC, discharges treated mine water into Dunkard Creek from its Blacksville No. 2 Mine and from its Loveridge Mine. The discharges have levels of chlorides that cause Dunkard Creek to exceed West Virginia in-stream water quality standards. Prior to the fish kill and continuing thereafter, CCC was subject to an Agreed Order with the West Virginia Department of Environmental Protection (WVDEP) that set forth a schedule for compliance with these in-stream chloride limits. On December 18, 2009, the WVDEP issued a Unilateral Order that imposed additional conditions on CCC's discharges into Dunkard Creek and required CCC to develop a plan for long-term treatment of those and other high-chloride discharges. Pursuant to the Unilateral Order as well as a subsequent Unilateral Order issued by the WVDEP, CCC submitted a plan and schedule to WVDEP which provides for construction of a centralized advanced technology mine water treatment plant by May 31, 2013 to achieve compliance with chloride effluent limits and in-stream chloride water quality standards. The cost of the treatment plant and related facilities may reach or exceed $200,000. CCC has negotiated a joint Consent Decree with the U.S. Environmental Protection Agency (EPA) and the WVDEP that includes a compliance plan and schedule. The Consent Decree, which has been finalized, will include a civil penalty of $5,500, which was previously accrued, to settle alleged past violations related to chlorides, without any admission of liability. CCC also negotiated a settlement with the WVDEP and the West Virginia Department of Natural Resources settling state claims for natural resource damages for $500, without any admission of liability.
CNX Gas Shareholders Litigation: CONSOL Energy has been named as a defendant in five putative class actions brought by alleged shareholders of CNX Gas challenging the tender offer by CONSOL Energy to acquire all of the shares of CNX Gas common stock that CONSOL Energy did not already own for $38.25 per share. The two cases filed in Pennsylvania Common Pleas Court have been stayed and the three cases filed in the Delaware Chancery Court have been consolidated under the caption In Re CNX Gas Shareholders Litigation (C.A. No. 5377-VCL). With one exception, these cases also name CNX Gas and certain officers and directors of CONSOL Energy and CNX Gas as defendants. All five actions generally allege that CONSOL Energy breached and/or aided and abetted in the breach of fiduciary duties purportedly owed to CNX Gas public shareholders, essentially alleging that the $38.25 price that CONSOL Energy paid to CNX Gas shareholders in the tender offer and subsequent short-form merger was unfair. Among other things, the actions sought a permanent injunction against or rescission of the tender offer, damages, and attorneys' fees and expenses. The Delaware Court of Chancery denied an injunction against the tender offer and CONSOL Energy completed the acquisition of the outstanding shares of CNX Gas on June 1, 2010. The Delaware Court of Chancery certified to the Delaware Supreme Court the question of what legal standard should be applied to the tender offer, which would effectively determine whether the shareholders can proceed with a damage claim. The Delaware Supreme Court declined to accept the appeal pending a final judgment. Therefore, the lawsuit will likely go to trial, possibly later in 2011. CONSOL Energy believes that these actions are without merit and intends to defend them vigorously.
Hale Litigation: A purported class action lawsuit was filed on September 23, 2010 in U.S. District Court in Abingdon, Virginia styled Hale v. CNX Gas Company LLC et. al. The lawsuit alleges that the plaintiff class consists of oil and gas owners, that the Virginia Supreme Court has decided that coalbed methane (CBM) belongs to the owner of the oil and gas estate, that the Virginia Gas and Oil Act of 1990 unconstitutionally allows force pooling of CBM, that the Act unconstitutionally provides only a 1/8 royalty to CBM owners for gas produced under the force pooling orders, and that the Company only relied upon control of the coal estate in force pooling the CBM notwithstanding the Virginia Supreme Court decision holding that if only the coal estate is controlled, the CBM is not thereby controlled. The lawsuit seeks a judicial declaration of ownership of the CBM and that the entire net proceeds of CBM production (that is, the 1/8 royalty and the 7/8 of net revenues since production began) be distributed to the class members. The Magistrate Judge issued a Report and Recommendation in which she recommended that the District Judge decide that the deemed lease provision of the Gas and Oil Act is constitutional as is the 1/8 royalty, and that CNX Gas need not distribute the net proceeds to class members. The Magistrate Judge recommended against the dismissal of certain other claims, none of which are believed to have any significance. We have appealed that recommendation to the trial judge and are awaiting a decision. CONSOL Energy believes that the case is without merit and intends to defend it vigorously.

Addison Litigation: A purported class action lawsuit was filed on April 28, 2010 in Federal court in Virginia styled Addison v. CNX Gas Company LLC. The case involves two primary claims: (i) the plaintiff and similarly situated CNX Gas lessors identified as conflicting claimants during the force pooling process before the Virginia Gas and Oil Board are the owners of the CBM and, accordingly, the owners of the escrowed royalty payments being held by the Commonwealth of Virginia; and (ii) CNX Gas failed to either pay royalties due these conflicting claimant lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. Plaintiffs seek a declaratory judgment regarding ownership and compensatory and punitive damages for breach of contract; conversion; negligence (voluntary undertaking), for force pooling coal owners after the Ratliff decision declared coal owners did not own the CBM; negligent breach of duties as an operator; breach of fiduciary duties; and unjust enrichment. We filed a Motion to Dismiss in this case, which is pending. CONSOL Energy believes that the case is without merit and intends to defend it vigorously.
Hall Litigation: A purported class action lawsuit was filed on December 23, 2010 styled Hall v. CONSOL Gas Company in Allegheny County Pennsylvania Common Pleas Court. The named plaintiff is Earl D. Hall. The purported class plaintiffs are all Pennsylvania oil and gas lessors to Dominion Exploration and Production Company, whose leases were acquired by CONSOL Energy. The complaint alleges more than 1,000 similarly situated lessors. The lawsuit alleges that CONSOL Energy incorrectly calculated royalties by (i) calculating line loss on the basis of allocated volumes rather than on a well-by-well basis, (ii) possibly calculating the royalty on the basis of an incorrect price, (iii) possibly taking unreasonable deductions for post-production costs and costs that were not arms-length, and (iv) not paying royalties on oil production. The complaint also alleges that royalty statements were false and misleading. The complaint seeks damages, interest and an accounting on a well-by-well basis. The plaintiff amended the complaint and we have filed preliminary objections. CONSOL Energy believes that the case is without merit and intends to defend it vigorously.
Kennedy Litigation: The Company is a party to a case filed on March 26, 2008 captioned Earl Kennedy (and others) v. CNX Gas and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania. The lawsuit alleges that CNX Gas and CONSOL Energy trespassed and converted gas and other minerals allegedly belonging to the plaintiffs in connection with wells drilled by CNX Gas. The complaint, as amended, seeks injunctive relief, including removing CNX Gas from the property, and compensatory damages of $20,000. The suit also sought to overturn existing law as to the ownership of coalbed methane in Pennsylvania, but that claim was dismissed by the court; the plaintiffs are seeking to appeal that dismissal. The suit also seeks a determination that the Pittsburgh 8 coal seam does not include the “roof/rider” coal. The court denied the plaintiff's summary judgment motion on that issue. The court will likely hold a bench trial on the “roof/rider” coal issue in 2011. CNX Gas believes this lawsuit to be without merit and intends to vigorously defend it.
Severance Tax Litigation: In December 2010, Tazewell County, Virginia asserted a claim for the tax year 2007, although the County has not filed a lawsuit against CNX Gas Company LLC. The complaint alleged that CNX Gas' calculation of the license tax on the basis of the wellhead value (sales price less post production costs) rather than the sales price is improper. We continued to pay Tazewell County taxes based on our method of calculating the taxes. CONSOL Energy is evaluating the merits of that claim.
Decker/Gillingham Litigation: Two contractor employees-Messrs. Decker and Gillingham-were injured when a stairway affixed to the exterior of a building collapsed at CONSOL Energy's Research and Development facility in Allegheny County, Pennsylvania in 2007. Mr. Decker sustained a broken hip and leg. Mr. Gillingham sustained a torn rotator cuff. Both men have recovered and are working, although both claim that the accident has limited their ability to perform their jobs. Messrs. Decker and Gillingham sued CONSOL Energy on June 4, 2008 and June 20, 2008, respectively, in Allegheny County Common Pleas Court, alleging, among other things, that CONSOL Energy was negligent in the maintenance of the stairway. The cases were consolidated. In late November, 2010, after a jury trial, the jury found that CONSOL Energy was negligent in maintaining the stairway and the jury awarded Mr. Decker and his spouse $5,000 and Mr. Gillingham and his spouse $2,800. These amounts included compensatory damages, as well as damages for pain and suffering, embarrassment and humiliation, and loss of ability to enjoy the pleasures of life. We have filed post-trial motions, including a motion for a new trial and a request that the jury verdict be reduced. If those motions are not granted, we intend to appeal the verdict. We have accrued $5,000 which is included in Other Accrued Liabilities for this claim. CONSOL Energy maintains insurance for damages and costs in excess of $5,000.

Royalty Owners Group Litigation: These five separate but related cases, filed on February 13, 2006 in the Circuit Court of Buchanan County, Virginia, involve claims by several of CNX Gas's lessors in southwest Virginia that certain improper deductions have been made on their royalty payments by CNX Gas with respect to the period from 1999 to the present. The deductions at issue primarily relate to post production expenses of gathering, compression and transportation. Specifically, the plaintiffs allege that (i) CNX Gas' gathering system in its Virginia field is over built, (ii) CNX Gas is not entitled to deductions for certain compression costs, because that is a production activity, not a post-production activity, and (iii) CNX Gas is not entitled to a deduction for firm transportation expense, because that is a marketing activity, not a post-production cost. Presently, the cases all are in the discovery process. CNX Gas believes the claims largely to be without merit and will defend the suits vigorously.
At March 31, 2011, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credits are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$197,497	$134,930	$62,567	$—	$—
Environmental	56,993	35,046	21,947	—	—
Gas	70,203	70,203	—	—	—
Other	10,305	10,141	164	—	—
Total Letters of Credit	334,998	250,320	84,678	—	—
Surety Bonds:
Employee-Related	202,546	202,546	—	—	—
Environmental	425,256	416,185	9,071	—	—
Gas	7,159	7,158	—	—	1
Other	6,080	6,074	6	—	—
Total Surety Bonds	641,041	631,963	9,077	—	1
Guarantees:
Coal	160,391	145,822	9,069	1,000	4,500
Gas	105,466	52,325	22,519	—	30,622
Other	367,379	69,047	113,189	71,310	113,833
Total Guarantees	633,236	267,194	144,777	72,310	148,955
Total Commitments	$1,609,275	$1,149,477	$238,532	$72,310	$148,956

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

CONSOL Energy and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheet. As of March 31, 2011, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$210,292
1 - 3 years	241,667
3 - 5 years	75,402
More than 5 years	302,331
Total Purchase Obligations	$829,692

Costs related to these purchase obligations include:

	Three Months Ended
	March 31,
	2011	2010
Major equipment purchases	$7,655	$18,205
Firm transportation expense	12,818	6,695
Gas drilling obligations	25,818	605
Other	101	30
Total costs related to purchase obligations	$46,392	$25,535

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
CONSOL Energy has entered into swap contracts for natural gas to manage the price risk associated with the forecasted natural gas revenues. The objective of these hedges is to reduce the variability of the cash flows associated with the forecasted revenues from the underlying commodity. As of March 31, 2011, the total notional amount of the Company’s outstanding natural gas swap contracts was 140.4 billion cubic feet. These swap contracts are forecasted to settle through December 31, 2014 and meet the criteria for cash flow hedge accounting. During the next twelve months, $24,918 of unrealized gain is expected to be reclassified from Other Comprehensive Income and into earnings, as a result of the settlement of cash flow hedges. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.
The fair value at March 31, 2011 of CONSOL Energy's derivative instruments, which were all natural gas swaps and qualify for hedging, were an asset of $70,829 and a liability of $18,968. The total asset is comprised of $49,029 and $21,800 which were included in Prepaid Expense and Other Assets, respectively, on the Consolidated Balance Sheets. The total liability is comprised of $7,973 and $10,995 which were included in Other Accrued Liabilities and Other Liabilities, respectively, on the Consolidated Balance Sheets.

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2011 is as follows:

Derivative in Cash Flow Hedging Relationship	Amount of Gain Recognized in OCI on Derivative 2011	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income 2011	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative 2011
Natural Gas Price Swaps	$4,263	Outside Sales	$18,840	Outside Sales	$(108)
Total	$4,263		$18,840		$(108)

The fair value at December 31, 2010 of CONSOL Energy's derivative instruments, which were all natural gas swaps and qualify for hedging, were an asset of $79,960 and a liability of $3,720. The total asset is comprised of $52,022 and $27,938 which were included in Prepaid Expense and Other Assets, respectively, on the Consolidated Balance Sheets. The total liability is comprised of $3,191 and $529 which were included in Other Accrued Liabilities and Other Liabilities, respectively, on the Consolidated Balance Sheets.

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2010 is as follows:

Derivative in Cash Flow Hedging Relationship	Amount of Gain Recognized in OCI on Derivative 2010	Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income 2010	Location of (Loss) Recognized in Income on Derivative	Amount of (Loss) Recognized in Income on Derivative 2010
Natural Gas Price Swaps	$74,708	Outside Sales	$43,399	Outside Sales	$(142)
Total	$74,708		$43,399		$(142)

NOTE 13—OTHER COMPREHENSIVE LOSS:
Total comprehensive income (loss), net of tax, for the three months ended March 31, 2011 is as follows:

	Treasury Rate Lock	Change in Fair Value of Cash Flow Hedges	Adjustments for Actuarially Determined Liabilities	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$96	$46,087	$(920,521)	$(874,338)
Net increase in value of cash flow hedges	—	4,263	—	4,263
Reclassification of cash flow hedges from other comprehensive income to earnings	—	(18,732)	—	(18,732)
Current period change	(20)	—	13,123	13,103
Balance at March 31, 2011	$76	$31,618	$(907,398)	$(875,704)

NOTE 14—FAIR VALUE OF FINANCIAL INSTRUMENTS:
The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011			Fair Value Measurements at December 31, 2010
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$51,861	$—	$—	$76,240	$—

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
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$127,695	$127,695	$32,794	$32,794
Restricted cash	$20,291	$20,291	$20,291	$20,291
Short-term notes payable	$(170,500)	$(170,500)	$(284,000)	$(284,000)
Borrowings under Securitization Facility	$—	$—	$(200,000)	$(200,000)
Long-term debt	$(3,393,838)	$(3,683,718)	$(3,145,365)	$(3,341,406)

NOTE 15—SEGMENT INFORMATION:
CONSOL Energy has two principal business divisions: Coal and Gas. The principal activities of the Coal division are mining, preparation and marketing of steam coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal division includes four reportable segments. These reportable segments are Steam, Low Volatile Metallurgical, High Volatile Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines or type of coal sold). For the three months ended March 31, 2011, the Steam aggregated segment includes the following mines: Bailey, Blacksville #2, Emery, Enlow Fork, Fola Complex, Loveridge, McElroy, Miller Creek Complex, Robinson Run and Shoemaker. For the three months ended March 31, 2011, the Low Volatile Metallurgical aggregated segment includes the Buchanan mine. For the three months ended March 31, 2011, the High Volatile Metallurgical aggregated segment includes: Bailey, Blacksville #2, Enlow Fork, Loveridge and Robinson Run coal sales. The Other Coal segment includes our purchased coal activities, idled mine activities, as well as various other activities assigned to the coal segment but not allocated to each individual mine. The principal activity of the Gas division is to produce pipeline quality methane gas for sale primarily to gas wholesalers. The Gas division includes four reportable segments. These reportable segments are Coalbed Methane, Marcellus, Conventional and Other Gas. The Other Gas segment includes our purchased gas activities as well as various other activities assigned to the gas division but not allocated to each individual well type. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services and other business activities. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses.

Industry segment results for three months ended March 31, 2011 are:

	Steam	Low Volatile Metallurgical	High Volatile Metallurgical	Other Coal	Total Coal	Coalbed Methane	Marcellus Shale	Conventional Gas	Other Gas	Total Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$801,937	$236,895	$78,233	$13,379	$1,130,444	$113,774	$20,272	$38,745	$3,418	$176,209	$78,825	$—	$1,385,478
Sales—purchased gas	—	—	—	—	—	—	—	—	980	980	—	—	980
Sales—gas royalty interests	—	—	—	—	—	—	—	—	18,835	18,835	—	—	18,835
Freight—outside	—	—	—	36,868	36,868	—	—	—	—	—	—	—	36,868
Intersegment transfers	—	—	—	—	—	—	—	—	993	993	53,396	(54,389)	—
Total Sales and Freight	$801,937	$236,895	$78,233	$50,247	$1,167,312	$113,774	$20,272	$38,745	$24,226	$197,017	$132,221	$(54,389)	$1,442,161
Earnings (Loss) Before Income Taxes	$207,773	$139,739	$39,948	$(88,768)	$298,692	$40,157	$6,385	$(5,321)	$(17,045)	$24,176	$(1,849)	$(69,942)	$251,077	(A)
Segment assets					$5,092,682					$5,966,395	$341,613	$823,051	$12,223,741	(B)
Depreciation, depletion and amortization					$95,081					$49,664	$4,317	$—	$149,062
Capital expenditures					$100,530					$150,638	$3,610	$—	$254,778

(A)	Includes equity in earnings of unconsolidated affiliates of $4,462, $484 and $535 for Coal, Gas and All Other, respectively.

(B)	Includes investments in unconsolidated equity affiliates of $24,455, $24,053 and $49,012 for Coal, Gas and All Other, respectively.

Industry segment results for three months ended March 31, 2010 are:

	Steam	Low Volatile Metallurgical	High Volatile Metallurgical	Other Coal	Total Coal	Coalbed Methane	Marcellus Shale	Conventional Gas	Other Gas	Total Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$716,723	$126,457	$57,367	$23,063	$923,610	$161,043	$7,983	$2,685	$1,436	$173,147	$72,757	$—	$1,169,514
Sales—purchased gas	—	—	—	—	—	—	—	—	3,016	3,016	—	—	3,016
Sales—gas royalty interests	—	—	—	—	—	—	—	—	14,339	14,339	—	—	14,339
Freight—outside	—	—	—	31,200	31,200	—	—	—	—	—	—	—	31,200
Intersegment transfers	—	—	—	—	—	—	—	—	866	866	43,604	(44,470)	—
Total Sales and Freight	$716,723	$126,457	$57,367	$54,263	$954,810	$161,043	$7,983	$2,685	$19,657	$191,368	$116,361	$(44,470)	$1,218,069
Earnings (Loss) Before Income Taxes	$167,602	$48,586	$31,172	$(134,269)	$113,091	$80,998	$2,088	$309	$(9,711)	$73,684	$3,369	$(47,976)	$142,168	(C)
Segment assets					$4,948,660					$2,264,026	$310,551	$2,351,327	$9,874,564	(D)
Depreciation, depletion and amortization					$82,324					$32,092	$4,770	$—	$119,186
Capital expenditures					$199,325					$65,314	$705	$—	$265,344

(C)	Includes equity in earnings of unconsolidated affiliates of $2,430, ($517) and $1,960 for Coal, Gas and All Other, respectively.

(D)	Includes investments in unconsolidated equity affiliates of $15,648, $24,074 and $48,134 for Coal, Gas and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:
Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2011	2010
Segment Earnings Before Income Taxes for total reportable business segments	$322,868	$186,775
Segment Earnings Before Income Taxes for all other businesses	(1,849)	3,369
Interest income (expense), net and other non-operating activity (E)	(69,286)	(1,541)
Acquisition and Financing Fees (E)	—	(46,563)
Fees for disposing non-core assets (E)	(656)	—
Operating lease cease-use	—	128
Earnings Before Income Taxes	$251,077	$142,168

Total Assets:	March 31,
	2011	2010
Segment assets for total reportable business segments	$11,059,077	$7,212,686
Segment assets for all other businesses	341,613	310,551
Items excluded from segment assets:
Cash and other investments (E)	126,613	1,878,464
Recoverable income taxes	5,031	—
Deferred tax assets	636,636	472,261
Bond issuance costs	54,771	602
Total Consolidated Assets	$12,223,741	$9,874,564
_________________________
(E) Excludes amounts specifically related to the gas segment.

NOTE 16—GUARANTOR SUBSIDIARIES FINANCIAL INFORMATION:
The payment obligations under the $250,000, 7.875% per annum notes due March 1, 2012, the $1,500,000, 8.000% per annum notes due April 1, 2017, the $1,250,000, 8.250% per annum notes due April 1, 2020, and the $250,000, 6.375% per annum notes due March 1, 2021 issued by CONSOL Energy are jointly and severally, and also fully and unconditionally guaranteed by substantially all subsidiaries of CONSOL Energy. In accordance with positions established by the Securities and Exchange Commission (SEC), the following financial information sets forth separate financial information with respect to the parent, CNX Gas, a guarantor subsidiary, the remaining guarantor subsidiaries and the non-guarantor subsidiaries. The principal elimination entries include investments in subsidiaries and certain intercompany balances and transactions. CONSOL Energy, the parent, and a guarantor subsidiary manage several assets and liabilities of all other wholly owned subsidiaries. These include, for example, deferred tax assets, cash and other post-employment liabilities. These assets and liabilities are reflected as parent company or guarantor company amounts for purposes of this presentation.

Income Statement for the three months ended March 31, 2011 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$177,202	$1,155,350	$54,096	$(1,170)	$1,385,478
Sales—Purchased Gas	—	980	—	—	—	980
Sales—Gas Royalty Interests	—	18,835	—	—	—	18,835
Freight—Outside	—	—	36,868	—	—	36,868
Other Income (including equity earnings)	246,864	1,680	11,421	9,241	(245,990)	23,216
Total Revenue and Other Income	246,864	198,697	1,203,639	63,337	(247,160)	1,465,377
Cost of Goods Sold and Other Operating Charges	28,976	71,399	659,517	186	53,631	813,709
Purchased Gas Costs	—	676	—	—	—	676
Gas Royalty Interests’ Costs	—	16,821	—	—	(14)	16,807
Related Party Activity	(3,240)	—	(1,741)	54,267	(49,286)	—
Freight Expense	—	—	36,679	—	—	36,679
Selling, General and Administrative Expense	—	25,569	14,344	283	—	40,196
Depreciation, Depletion and Amortization	2,361	49,664	96,408	629	—	149,062
Interest Expense	61,142	2,680	2,742	13	(95)	66,482
Taxes Other Than Income	1,503	7,807	80,514	865	—	90,689
Total Costs	90,742	174,616	888,463	56,243	4,236	1,214,300
Earnings (Loss) Before Income Taxes	156,122	24,081	315,176	7,094	(251,396)	251,077
Income Tax Expense (Benefit)	(36,027)	9,435	82,837	2,683	—	58,928
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$192,149	$14,646	$232,339	$4,411	$(251,396)	$192,149

Balance Sheet at March 31, 2011 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$120,765	$1,735	$2,842	$2,353	$—	$127,695
Accounts and Notes Receivable:
Trade	—	60,143	601	420,485	—	481,229
Other	4,676	1,785	12,353	3,185	—	21,999
Inventories	—	4,573	232,446	50,790	—	287,809
Recoverable Income Taxes	(29,861)	34,892	—	—	—	5,031
Deferred Income Taxes	173,532	4,167	—	—	—	177,699
Prepaid Expenses	21,921	54,344	49,334	6,579	—	132,178
Total Current Assets	291,033	161,639	297,576	483,392	—	1,233,640
Property, Plant and Equipment:
Property, Plant and Equipment	169,708	6,467,725	8,407,595	26,988	—	15,072,016
Less-Accumulated Depreciation, Depletion and Amortization	94,334	679,045	4,081,027	18,312	—	4,872,718
Property, Plant and Equipment-Net	75,374	5,788,680	4,326,568	8,676	—	10,199,298
Other Assets:
Deferred Income Taxes	879,120	(420,183)	—	—	—	458,937
Investment in Affiliates	8,142,900	24,053	939,550	13,841	(9,022,824)	97,520
Restricted Cash	20,291	—	—	—	—	20,291
Other	127,877	31,053	44,523	10,602	—	214,055
Total Other Assets	9,170,188	(365,077)	984,073	24,443	(9,022,824)	790,803
Total Assets	$9,536,595	$5,585,242	$5,608,217	$516,511	$(9,022,824)	$12,223,741
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$107,176	$111,794	$101,084	$15,824	$—	$335,878
Accounts Payable (Recoverable)—Related Parties	2,352,146	17,124	(2,744,095)	374,825	—	—
Short-Term Notes Payable	—	170,500	—	—	—	170,500
Current Portion Long-Term Debt	250,766	10,000	13,537	698	—	275,001
Other Accrued Liabilities	455,895	59,948	326,129	12,689	—	854,661
Total Current Liabilities	3,165,983	369,366	(2,303,345)	404,036	—	1,636,040
Long-Term Debt:	3,000,707	56,231	125,687	1,278	—	3,183,903
Deferred Credits and Other Liabilities
Postretirement Benefits Other Than Pensions	—	—	3,080,227	—	—	3,080,227
Pneumoconiosis Benefits	—	—	174,227	—	—	174,227
Mine Closing	—	—	397,389	—	—	397,389
Gas Well Closing	—	61,086	71,921	—	—	133,007
Workers’ Compensation	—	—	148,335	110		148,445
Salary Retirement	148,165	—	—	—	—	148,165
Reclamation	—	—	46,241	—	—	46,241
Other	95,878	34,636	24,195	39	—	154,748
Total Deferred Credits and Other Liabilities	244,043	95,722	3,942,535	149	—	4,282,449
Total CONSOL Energy Inc. Stockholders’ Equity	3,125,862	5,068,436	3,843,340	111,048	(9,022,824)	3,125,862
Noncontrolling Interest	—	(4,513)	—	—	—	(4,513)
Total Liabilities and Stockholders’ Equity	$9,536,595	$5,585,242	$5,608,217	$516,511	$(9,022,824)	$12,223,741

Income Statement for the three months ended March 31, 2010 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$174,013	$946,077	$50,456	$(1,032)	$1,169,514
Sales—Purchased Gas	—	3,016	—	—	—	3,016
Sales—Gas Royalty Interests	—	14,339	—	—	—	14,339
Freight—Outside	—	—	31,200	—	—	31,200
Other Income (including equity earnings)	147,335	896	8,035	6,308	(140,583)	21,991
Total Revenue and Other Income	147,335	192,264	985,312	56,764	(141,615)	1,240,060
Cost of Goods Sold and Other Operating Charges	19,609	49,029	635,958	3,407	58,859	766,862
Purchased Gas Costs	—	2,308	—	—	—	2,308
Acquisition and Financing Fees	46,563	—	—	—	—	46,563
Gas Royalty Interests’ Costs	—	12,214	—	—	(17)	12,197
Related Party Activity	(1,983)	—	(1,982)	44,517	(40,552)	—
Freight Expense	—	—	31,200	—	—	31,200
Selling, General and Administrative Expense	—	16,331	28,095	287	(14,583)	30,130
Depreciation, Depletion and Amortization	3,404	32,092	83,011	679	—	119,186
Interest Expense	3,750	1,915	2,566	5	(91)	8,145
Taxes Other Than Income	2,539	4,781	73,214	767	—	81,301
Total Costs	73,882	118,670	852,062	49,662	3,616	1,097,892
Earnings (Loss) Before Income Taxes	73,453	73,594	133,250	7,102	(145,231)	142,168
Income Tax Expense (Benefit)	(26,816)	27,967	30,795	2,340	—	34,286
Net Income (Loss)	100,269	45,627	102,455	4,762	(145,231)	107,882
Less: Net Income Attributable to Noncontrolling Interest	—	—	—	—	(7,613)	(7,613)
Net Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$100,269	$45,627	$102,455	$4,762	$(152,844)	$100,269

Balance Sheet at December 31, 2010:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$11,382	$16,559	$3,235	$1,618	$—	$32,794
Accounts and Notes Receivable:
Trade	—	65,197	646	186,687	—	252,530
Securitized	200,000	—	—	—	—	200,000
Other	4,635	3,361	10,915	2,678	—	21,589
Inventories	—	4,456	203,962	50,120	—	258,538
Recoverable Income Taxes	(3,189)	35,717	—	—	—	32,528
Deferred Income Taxes	173,211	960	—	—	—	174,171
Prepaid Expenses	35,297	57,907	39,309	10,343	—	142,856
Total Current Assets	421,336	184,157	258,067	251,446	—	1,115,006
Property, Plant and Equipment:
Property, Plant and Equipment	166,884	6,336,121	8,422,235	26,118	—	14,951,358
Less-Accumulated Depreciation, Depletion and Amortization	91,952	628,506	4,083,693	17,956	—	4,822,107
Property, Plant and Equipment-Net	74,932	5,707,615	4,338,542	8,162	—	10,129,251
Other Assets:
Deferred Income Taxes	902,188	(417,342)	—	—	—	484,846
Investment in Affiliates	7,833,948	23,569	943,674	11,087	(8,718,769)	93,509
Restricted Cash	20,291	—	—	—	—	20,291
Other	118,149	37,268	61,532	10,758	—	227,707
Total Other Assets	8,874,576	(356,505)	1,005,206	21,845	(8,718,769)	826,353
Total Assets	$9,370,844	$5,535,267	$5,601,815	$281,453	$(8,718,769)	$12,070,610
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$130,063	$101,944	$113,036	$8,968	$—	$354,011
Accounts Payable (Recoverable)-Related Parties	2,363,108	30,302	(2,543,991)	150,581	—	—
Short-Term Notes Payable	155,000	129,000	—	—	—	284,000
Current Portion Long-Term Debt	758	9,851	13,589	585	—	24,783
Borrowings under Securitization Facility	200,000	—	—	—	—	200,000
Other Accrued Liabilities	302,788	59,960	425,735	13,508	—	801,991
Total Current Liabilities	3,151,717	331,057	(1,991,631)	173,642	—	1,664,785
Long-Term Debt:	3,000,702	58,905	125,627	904	—	3,186,138
Deferred Credits and Other Liabilities
Postretirement Benefits Other Than Pensions	—	—	3,077,390	—	—	3,077,390
Pneumoconiosis Benefits	—	—	173,616	—	—	173,616
Mine Closing	—	—	393,754	—	—	393,754
Gas Well Closing	—	60,027	70,951	—	—	130,978
Workers’ Compensation	—	—	148,265	49		148,314
Salary Retirement	161,173	—	—	—	—	161,173
Reclamation	—	—	53,839	—	—	53,839
Other	112,775	25,483	6,352	—	—	144,610
Total Deferred Credits and Other Liabilities	273,948	85,510	3,924,167	49	—	4,283,674
Total CONSOL Energy Inc. Stockholders’ Equity	2,944,477	5,068,259	3,543,652	106,858	(8,718,769)	2,944,477
Noncontrolling Interest	—	(8,464)	—	—	—	(8,464)
Total Liabilities and Stockholders’ Equity	$9,370,844	$5,535,267	$5,601,815	$281,453	$(8,718,769)	$12,070,610

Cash Flow for the Three Months Ended March 31, 2011 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$238,347	$97,033	$98,935	$929	$—	$435,244
Cash Flows from Investing Activities:
Capital Expenditures	$(3,613)	$(150,638)	$(100,527)	$—	$—	$(254,778)
Net Investment in Equity Affiliates	—	—	1,470	—	—	1,470
Other Investing Activities	10	40	245	5	—	300
Net Cash Used in Investing Activities	$(3,603)	$(150,598)	$(98,812)	$5	$—	$(253,008)
Cash Flows from Financial Activities:
Dividends Paid	$(22,625)	$—	$—	$—	$—	$(22,625)
(Payments On) Proceeds from Short-Term Borrowings	(155,000)	41,500	—	—	—	(113,500)
Payments on Securitization Facility	(200,000)	—	—	—	—	(200,000)
Proceeds from Issuance of Long-Term Notes	250,000	—	—	—	—	250,000
Debt Issuance and Financing Fees	(4,517)	—	—	—	—	(4,517)
Other Financing Activities	6,781	(2,759)	(516)	(199)	—	3,307
Net Cash (Used in) Provided by Financing Activities	$(125,361)	$38,741	$(516)	$(199)	$—	$(87,335)

Cash Flow for the Three Months Ended March 31, 2010 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(132,146)	$75,203	$230,644	$409	$—	$174,110
Cash Flows from Investing Activities:
Capital Expenditures	$—	$(65,314)	$(200,030)	$—	$—	$(265,344)
Net Investment in Equity Affiliates	—	—	(450)	—	—	(450)
Other Investing Activities	—	8	144	—	—	152
Net Cash Used in Investing Activities	$—	$(65,306)	$(200,336)	$—	$—	$(265,642)
Cash Flows from Financial Activities:
Dividends Paid	$(18,116)	$—	$—	$—	$—	$(18,116)
Proceeds from (Payments on) Short-Term Borrowings	102,000	(8,700)	—	—	—	93,300
Proceeds from Issuance of Common Stock	1,828,862	—	—	—	—	1,828,862
Other Financing Activities	4,233	(1,228)	(1,988)	(131)	—	886
Net Cash Provided by (Used in) Financing Activities	$1,916,979	$(9,928)	$(1,988)	$(131)	$—	$1,904,932

NOTE 17—SUBSEQUENT EVENTS:
On April 11, 2011, CONSOL Energy redeemed all of its outstanding $250,000, 7.875% Notes due March 1, 2012 in accordance with the terms of the indenture governing these Notes. The redemption price included principal of $250,000, a make-whole premium of $15,785 and accrued interest of $2,188 for a total redemption cost of $267,973. CONSOL Energy estimates the loss on extinguishment of debt to be approximately $16,090, which primarily represents the interest that would have been paid on these notes if held to maturity.
On April 12, 2011, CONSOL Energy amended and extended its existing $1,500,000 Senior Secured Credit Agreement, which decreases the interest rate and extends the term from May 7, 2014 to April 12, 2016. The amendment provides more favorable pricing and the facility continues to be secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries.
On April 12, 2011, CNX Gas entered into an amendment of its Senior Secured Credit Agreement which increases the availability under the agreement from $700,000 to $1,000,000, decreases the interest rate and extends the term from May 6, 2014 to April 12, 2016. The amendment provides more favorable pricing and the facility continues to be secured by substantially all of the assets of CNX Gas and its subsidiaries.
We have evaluated all subsequent events through the date the financial statements were issued. No additional material recognized or non-recognized subsequent events were identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
Demand for U.S. coal was strong in the first quarter. U.S. coal exports from the East Coast were up more than 39% in the first quarter of 2011 compared to the same period in 2010. This was mainly driven by metallurgical exports but demand for thermal coals remains strong in both the domestic and international markets.
Domestically, March coal inventories at electric generators were 7 to 10 million tons below levels from a year ago. Inventories in our primary sales region (Mid-Atlantic and Eastern Midwest states) were below the nationwide levels. U.S. electric demand during the first quarter of 2011 is estimated to be almost 1% greater than 2010 but over 3% greater than the first quarter of 2009. This reflects the strong demand created by a colder than normal winter as well as the continued strengthening of the U.S. economy. Forecasts call for a continued gross domestic product growth of over 3% annualized with some downside risk due to rising energy prices.
International demand for U.S. coal was very strong during the first quarter. European prices have been driven to levels not seen since before the financial crisis in late 2008. European demand was driven by high electric demand not only due to a cold winter but also due to supply issues. Russian coals are not being exported due to iced over Russian ports and more South African and Colombian coals are being pulled away from the European markets into Asian markets. Long-term demand from European electric generators is expected to grow as the Japanese nuclear disaster puts nuclear generation in Europe into question. We have already seen some effects as Germany has temporarily shut down 7 of its 17 nuclear units for safety checks and is reviewing permanent closure of the units. Coal will likely be called upon to replace some of this lost generation capacity immediately and in the long term.
Metallurgical coal demand grew during the first quarter as world blast furnace output was 6% greater than the first two months of 2010. The U.S. steel industry also had a strong start to the year with production increasing 22% while Korea and Japan (pre-earthquake) also had strong starts to 2011, increasing 36% and 7%, respectively. The earthquake in Japan may have a short-term dampening on growth, but globally, the steel industry remains in full growth mode. China, the world's largest blast furnace iron producer, continued its strong growth in 2011 with 6% year-over-year growth and with over 58% of the world's production.
Natural gas markets are still suffering from a supply imbalance but have emerged from the 2010-11 winter in a slightly stronger position than in the previous year. Natural gas inventories are almost 8% below comparable 2010 levels but are still slightly above the five-year average. Due to the oversupply of natural gas, we have seen a small shift away from natural gas drilling towards oil and “liquids rich” gas plays. It will take another year or more for this trend to have a significant impact on gas supply.
There has been a fundamental shift in supply patterns across North America due to the increased gas supply from shale production. In 2010, pipeline imports decreased about 2%, liquefied natural gas (LNG) imports decreased 4.6% and LNG exports were up 2% over the previous year. CONSOL Energy expects this trend to continue throughout the coming years as very few LNG cargos will be needed in the U.S. and U.S. gas supplies increasingly find markets in Canada and Mexico. CONSOL Energy believes that the U.S. gas markets will return to equilibrium in the next one to two years.
CONSOL Energy engaged in several financing transactions in the three months ended March 31, 2011 and in April 2011. These transactions are as follows:

•
On March 9, 2011, CONSOL Energy issued $250 million of 6.375% senior notes due 2021. The notes are guaranteed by substantially all of the company's existing and future wholly owned domestic restricted subsidiaries. The company issued the notes with the intention of using the net proceeds to repay its outstanding 7.875% senior secured notes due March 1, 2012, on or before their maturity. On April 11, 2011, CONSOL Energy redeemed all of its outstanding $250 million, 7.875% notes due March 1, 2012 in accordance with the terms of the indenture governing the Notes. By using the proceeds of the recently issued $250 million, 6.375% senior notes due 2021 to effect this redemption, the company effectively extended the maturity of the $250 million of long term indebtedness nine years at a lower interest rate. The redemption price included principal of $250 million, a make-whole premium of $16 million and accrued interest of $2 million, for a total redemption cost of approximately $268 million. CONSOL Energy estimates the loss on extinguishment of debt to be approximately $16 million, which primarily represents the interest that would have been paid on these notes if held to maturity.

•	On April 12, 2011, CNX Gas entered into an amendment of its senior secured credit agreement which increases the availability under the agreement from $700 million to $1.0 billion, decreases the interest rate and extends the term from May 6, 2014 to April 12, 2016. The amended credit agreement continues to be secured by substantially all of the assets of CNX Gas and its subsidiaries.

•
On April 12, 2011, CONSOL Energy amended and extended its existing $1.5 billion senior secured credit agreement, which decreases the interest rate and extends the term from May 7, 2014 to April 12, 2016. The amended agreement continues to be secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries.

CONSOL Energy is managing several significant matters that may affect our business and impact our financial results in the future:

•
Challenges that exist in the environment in which we operate create an increase risk that we are currently monitoring. These risks include (i) the increased prices for commodities such as diesel fuel and synthetic rubber that we use in our operations, (ii) natural disasters, such as the earthquake and tsunami in Japan, may affect the availability and pricing of our property insurance, and (iii) the continued weakness in gas prices have resulted in adjustments to our drilling program and may subject us to incur idle rig charges.

•
Federal and state environmental regulators are reviewing our operations more closely and more strictly interpreting and enforcing existing environmental laws and regulations, resulting in increased costs and delays. For example: during the quarter we entered into a consent decree with the U.S. Environmental Protection Agency and the West Virginia Department of Environmental Protection pursuant to which we agreed to construct an advanced technology mine water treatment plant and related facilities to reduce high levels of total dissolved solids in water discharges from certain of our mines in Northern West Virginia, at a total estimated cost of approximately $200 million; in 2011 we plan to complete construction of pipelines to convey high-chloride mine water from our Shoemaker Mine and the closed Windsor Mine to approved mixing zones in the Ohio River; and we are experiencing delays in obtaining stream crossing permits that are required for the construction of gathering lines which are necessary for moving gas from our Marcellus Shale wells to market.

•
The current collective bargaining agreement between the member companies of the Bituminous Coal Operators Association (BCOA) and the United Mine Workers' of America (UMWA) expires on December 31, 2011. Discussions between the BCOA and the UMWA regarding a new agreement have begun. The terms of a new agreement could have a significant impact on CONSOL Energy's future cash flows and earnings. If the parties are unable to reach a new collective bargaining agreement, CONSOL Energy could be impacted by labor interruptions, which would impact our future coal production and could have a significant impact on future cash flows and earnings.

•
CONSOL Energy management is currently assessing alternatives for Mine 84 such as selling, operating with continuous miners, or developing plans to access the coal reserves from other locations. Depending on the course of action taken, it is possible that a significant non-cash charge to earnings could result.

•
On April 19, 2011 the Pennsylvania Department of Environmental Protection announced their intent to not renew permits for publicly owned treatment works (POTW) that treat municipal wastewater to accept wastewater from Marcellus Shale operators. They called on operators to cease delivering wastewater to the POTWs by May 19, 2011. CONSOL Energy has implemented full re-cycle and re-use of its Marcellus derived water for fracing operations, and will only safely dispose of wastewater in regulated, underground injection control wells.

Results of Operations
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Net Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported net income attributable to CONSOL Energy shareholders of $192 million, or $0.84 per diluted share, for the three months ended March 31, 2011. Net income attributable to CONSOL Energy shareholders was $100 million, or $0.54 per diluted share, for the three months ended March 31, 2010.
The coal segment includes steam coal, high volatile metallurgical coal, low volatile metallurgical coal and other coal. The total coal segment contributed $299 million of earnings before income tax for the three months ended March 31, 2011 compared to $113 million for the three months ended March 31, 2010. The total coal segment sold 16.5 million tons of coal produced from CONSOL Energy mines, excluding our portion of tons sold from equity affiliates, in the three months ended March 31, 2011 compared to 15.1 million tons in the three months ended March 31, 2010.

The average sales price and total costs per ton for all active coal operations were as follows:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Average Sales Price per ton sold	$68.20	$59.81	$8.39	14.0%
Average Costs per ton sold	44.83	43.55	1.28	2.9%
Margin	$23.37	$16.26	$7.11	43.7%

The higher average sales price per ton sold reflects successful renegotiation of several domestic steam contracts whose pricing took effect January 1, 2011, another strong quarter of high volatile metallurgical coal sales and continued demand for our premium low volatile metallurgical coal.

Average costs per ton sold have increased in the period-to-period comparison due primarily to higher operating supplies and maintenance costs per ton sold due to additional maintenance and equipment overhaul costs, additional roof control costs and higher costs associated with the sales price of coal sold, such as royalties and production related taxes, due to the higher average sales prices received in the period-to-period comparison.

The total gas segment includes coalbed methane (CBM), conventional, Marcellus and other gas. The total gas segment contributed $24 million of earnings before income tax for the three months ended March 31, 2011 compared to $74 million for the three months ended March 31, 2010. Total gas production was 35.9 billion cubic feet for the three months ended March 31, 2011 compared to 24.0 billion cubic feet for the three months ended March 31, 2010.
The average sales price and total costs for all active gas operations were as follows:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Average Sales Price per thousand cubic feet sold	$4.93	$7.24	$(2.31)	(31.9)%
Average Costs per thousand cubic feet sold	3.77	3.75	0.02	0.5%
Margin	$1.16	$3.49	$(2.33)	(66.8)%

Total gas segment outside sales revenues were $177 million for the three months ended March 31, 2011 compared to $174 million for the three months ended March 31, 2010. The increase was primarily due to the 49.6% increase in volumes sold, offset, in part, by the 31.9% reduction in average price per thousand cubic feet sold. The decrease in average sales price is the result of various gas swap transactions that occurred throughout both periods and lower average market prices. The gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 13.0 billion cubic feet of our produced gas sales volumes for the three months ended March 31, 2011 at an average price of $5.56 per thousand cubic feet. These financial hedges represented 13.0 billion cubic feet of our produced gas sales volumes for the three months ended March 31, 2010 at an average price of $8.76 per thousand cubic feet.
Total gas unit costs increased slightly for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to the impact of the higher cost structure of the producing wells purchased in the Dominion Acquisition. The purchased Dominion wells increased total operating costs by $1.00 per thousand cubic feet due to higher costs and lower volumes produced related to the age of these wells compared to the legacy CONSOL Energy wells. Excluding the impact of these purchased wells, unit costs improved $0.98 per thousand cubic feet primarily due to the additional volumes produced and improved depreciation, depletion and amortization. Volumes increased in the period-to-period comparison due to the on-going drilling program and the additional volumes from the wells purchased in the Dominion Acquisition. Lower depreciation, depletion and amortization rates were the result of the higher proportion of gas reserves compared to capital placed in service as of December 31, 2010.
The other segment includes industrial supplies activity, terminal, river and dock service activity, income taxes and other business activities not assigned to the coal or gas segment.

TOTAL COAL SEGMENT ANALYSIS for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:
The coal segment contributed $299 million of earnings before income tax in the three months ended March 31, 2011 compared to $113 million in the three months ended March 31, 2010. Variances by the individual coal segments are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2011					March 31, 2010
	Steam Coal	High Vol Met Coal	Low Vol Met Coal	Other Coal	Total Coal	Steam Coal	High Vol Met Coal	Low Vol Met Coal	Other Coal	Total Coal
Sales:
Produced Coal	$802	$78	$237	$7	$1,124	$85	$21	$111	$7	$224
Purchased Coal	—	—	—	6	6	—	—	—	(17)	(17)
Total Outside Sales	802	78	237	13	1,130	85	21	111	(10)	207
Freight Revenue	—	—	—	37	37	—	—	—	6	6
Other Income	2	3	—	14	19	1	2	—	5	8
Total Revenue and Other Income	804	81	237	64	1,186	86	23	111	1	221
Costs and Expenses:
Total operating costs	427	30	73	77	607	26	10	11	(19)	28
Total provisions	52	3	8	11	74	1	1	1	(26)	(23)
Total administrative & other costs	42	3	7	22	74	9	1	3	(2)	11
Depreciation, depletion and amortization	75	5	9	6	95	10	2	5	(4)	13
Total Costs and Expenses	596	41	97	116	850	46	14	20	(51)	29
Freight Expense	—	—	—	37	37	—	—	—	6	6
Total Costs	596	41	97	153	887	46	14	20	(45)	35
Earnings (Loss) Before Income Taxes	$208	$40	$140	$(89)	$299	$40	$9	$91	$46	$186

STEAM COAL SEGMENT
The steam coal segment contributed $208 million to total Company earnings before income tax in the three months ended March 31, 2011 compared to $168 million in the three months ended March 31, 2010. The steam coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Produced Steam Tons Sold (in millions)	13.9	13.1	0.8	6.1%
Average Sales Price Per Steam Ton Sold	$57.65	$54.72	$2.93	5.4%
Average Operating Costs Per Steam Ton Sold	$30.67	$30.72	$(0.05)	(0.2)%
Average Provision Costs Per Steam Ton Sold	$3.76	$3.87	$(0.11)	(2.8)%
Average Selling, Administrative and Other Costs Per Steam Ton Sold	$3.04	$2.54	$0.50	19.7%
Average Depreciation, Depletion and Amortization Costs Per Steam Ton Sold	$5.38	$4.92	$0.46	9.3%
Total Average Costs Per Steam Ton Sold	$42.85	$42.05	$0.80	1.9%
Margin Per Steam Ton Sold	$14.80	$12.67	$2.13	16.8%

Steam coal revenue was $802 million in the three months ended March 31, 2011 compared to $717 million in the three months ended March 31, 2010. The $85 million increase was attributable to a $2.93 per ton higher average sales prices and 0.8 million higher tons sold. Higher steam tons sold was primarily due to the Shoemaker mine producing for the entire 2011 period compared to a portion of the 2010 period. The Shoemaker mine restarted production in the 2010 period after being idled throughout 2009 in order to complete the replacement of the track haulage system to a more efficient belt haulage system. Also, steam tons sold were higher in the period-to-period comparison due to the steam coal mines running more efficiently. The increased steam tons sold were offset, in part, by 280 thousand tons of steam coal sold on the high volatile metallurgical coal market, the Emery Mine being idled throughout the 2011 period and the sale of Jones Fork which took place during the 2010 period. The steam coal average sales price was $2.93 per ton higher in the 2011 period as a result of successful renegotiation of several domestic steam contracts whose pricing took effect on January 1, 2011. Produced steam coal inventory was 2.5 million tons at March 31, 2011 compared to 3.8 million tons at March 31, 2010.

Other income attributable to the steam coal segment represents earnings from our equity affiliates that operate steam coal mines. The equity in earnings of affiliates is insignificant to the total segment activity.
Operating costs are made up of labor, supplies, maintenance, subsidence, taxes other than income and preparation plant charges related to the extraction and sale of coal. These costs are reviewed regularly by management and are considered to be the direct responsibility of mine management. Operating costs related to the steam coal segment were $427 million in the three months ended March 31, 2011 compared to $401 million in the three months ended March 31, 2010. Operating costs related to the steam coal segment have increased primarily due to higher volumes sold, offset, in part, by slightly lower average cost per ton sold.

Lower average operating costs per ton for steam coal sold is primarily related to the following items:

•	Average operating costs per steam ton sold decreased due to higher tons sold. Fixed costs are allocated over more tons; therefore, unit costs decrease.

•	Contract mining fees have been reduced due to fewer contractors being retained to mine our reserves in the period-to-period comparison.

•	Subsidence costs per ton sold have decreased due to fewer structures and lower costs related to these structures that were impacted by longwall mining in the period-to-period comparison.

•
Labor and related benefits were improved on a cost per ton sold basis due to higher volumes sold and lower benefit costs. Lower benefits were the result of the Tax Relief and Health Care Act of 2006 authorizing general fund revenues and expanding transfers of interest from the Abandoned Mine Land trust fund to cover orphan retirees which remain in the Combined Fund, the 1992 Benefit Plan and the 1993 Plan. The additional federal funding eliminated the 2011 funding of orphan retirees by participating active employers of the plans, resulting in lower expense in the period-to-period comparison. The additional federal funding does not impact the amount of contributions required to be paid for our assigned retirees. Also, we may be required to make additional payments in the future to these plans in the event the federal contributions are not sufficient to cover the benefits. These improvements were offset, in part, by higher contributions made to the 1974 Pension Trust (the Trust), which is a multiemployer pension plan. Contributions to the

Trust were negotiated under the National Bituminous Coal Wage Agreement. Contributions are based on a rate per hour worked by members of the United Mine Workers of America (UMWA). The contribution rate has increased $0.50 per hour worked in the 2011 period compared to the 2010 period. Reductions were also offset, in part, by approximately 190 additional employees in the period-to-period comparison. Higher labor and related costs were also due to higher non-union benefit rates for active employees as a result of continued increases in healthcare costs.

These decreases in average operating costs per ton were offset, in part, by the following:

•
Average operating supplies & maintenance cost per ton sold have increased due to additional maintenance and equipment overhaul costs and additional roof control costs. Additional maintenance and equipment overhaul costs are related to additional equipment being serviced in the current period. Additional roof control costs resulted from changes in roof support strategy, such as using longer roof bolts and additional types of roof support, to improve the safety of our mines and to provide a more reliable source of production for our customers.

•	Average coal preparation costs per unit sold have increased due to additional maintenance projects that have been completed at our preparation plants in the period-to-period comparison.
Total CONSOL Energy provision costs are made up of the expenses related to the Company's long-term liabilities, such as other post employment benefits (OPEB), the salary retirement plan, workers' compensation, long-term disability and accretion on the mine closing and related liabilities. With the exception of accretion expense on mine closing and related liabilities, these liabilities are actuarially calculated for the Company as a whole. The expenses are then allocated to operational units based on active employee counts or active salary dollars. Accretion is calculated on a mine-by-mine basis. Total CONSOL Energy expense related to our actuarial liabilities was $76 million in the three months ended March 31, 2011 compared to $73 million in the three months ended March 31, 2010. The increase of $3 million for total CONSOL Energy was due primarily to changes in the discount rates used at the measurement date, which is December 31. See Note 3—Components of Pension and Other Postretirement Benefit Plans Net Periodic Benefit Costs and Note 4—Components of Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Condensed Consolidated Financial Statements for additional detail of total company expense increases.
The average provision costs attributable to the steam coal segment was $52 million in the three months ended March 31, 2011 compared to $51 million in the three months ended March 31, 2010. The increase in the steam coal provision expense was attributable to the total company increased long-term liability expense discussed above. Steam coal per ton costs for provisions was improved 2.8% due to higher volumes of steam coal sold. Steam coal accretion expense related to mine closing and related liabilities, remained consistent in the period-to-period comparison and therefore also contributed to lower average cost per ton sold.

  Total Company Selling, General and Administrative Expenses were made up of the following items:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Employee wages and related expenses	$19	$15	$4	26.7%
Demurrage charges	2	—	2	100.0%
Consulting and professional services	7	5	2	40.0%
Commissions	3	2	1	50.0%
Miscellaneous	9	8	1	12.5%
Total Company Selling, General and Administrative Expenses	$40	$30	$10	33.3%

Total Company selling, general and administrative expenses increased due to the following:

•
Employee wages and related expenses increased $4 million which was primarily attributable to the support staff retained in the Dominion Acquisition and additional hiring of support staff in the period-to-period comparison.

•
Demurrage charges increased $2 million due to additional export business by CONSOL Energy and other suppliers causing higher vessel traffic at the exporting facilities. The additional vessel traffic caused vessels to wait in the harbors for more days in the period-to-period comparison, resulting in additional expense.

•	Consulting and professional services increased $2 million due to various corporate projects that have occurred throughout both periods, none of which were individually material.

•	Commission expense increased $1 million due to the increase in average sales price and additional tons sold for which a third party was owed a commission in the period-to-period comparison.

•
Miscellaneous selling, general and administrative expenses have increased $1 million primarily due to additional advertising expenses incurred in the period-to-period comparison, as well as various other transactions that occurred throughout both periods, none of which were individually material.

Selling, administrative and other costs attributable to the steam coal segment include selling, general and administrative expenses and direct administrative costs. Selling, general and administrative costs, excluding commission expense, are allocated to various segments on a combination of estimated time worked by various support groups and operating costs incurred at the mine. Commission expense, which is a component of selling, is charged directly to the mine incurring the cost. Direct administrative costs are associated directly with the coal segment of the business and are allocated to various mines based on a combination of estimated time worked and production. Selling, administrative and other costs related to the steam coal segment were $42 million in the three months ended March 31, 2011 compared to $33 million in the three months ended March 31, 2010. The cost increases attributable to the steam coal segment are attributable to higher selling, general and administrative expenses as discussed above and higher direct administrative costs. Higher direct administrative costs are primarily due to additional safety reward expenses in the period-to-period comparison. These higher costs, offset by additional sales volumes, resulted in a $0.50 per ton increase in average cost per ton sold.
Depreciation, depletion and amortization for the steam coal segment was $75 million in the three months ended March 31, 2011 compared to $65 million in the three months ended March 31, 2010. The increase was primarily due to higher units-of-production rates for steam coal mines due to additional air shafts being placed into service after the 2010 period which had a higher unit rate than historical shafts put into service. The increase was also due to additional equipment and infrastructure placed into service after the 2010 period that is depreciated on a straight-line basis. These higher expenses, offset in part with additional sales tons, resulted in a $0.46 reduction in average costs per ton sold. This increase in per unit costs per ton sold was offset, in part, by higher steam tons sold which lowered the average unit cost per ton impact.

HIGH VOL METALLURGICAL COAL SEGMENT
The high volatile metallurgical coal segment contributed $40 million to total company earnings before income tax in the three months ended March 31, 2011 compared to $31 in the three months ended March 31, 2010. The high volatile metallurgical coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Produced High Vol Met Tons Sold (in millions)	1.0	0.8	0.2	25.0%
Average Sales Price Per High Vol Met Ton Sold	$75.25	$75.53	$(0.28)	(0.4%)
Average Operating Costs Per High Vol Met Ton Sold	$28.48	$26.82	$1.66	6.2%
Average Provision Costs Per High Vol Met Ton Sold	$2.95	$3.11	$(0.16)	(5.1%)
Average Selling, Administrative and Other Costs Per High Vol Met Ton Sold	$2.90	$1.88	$1.02	54.3%
Average Depreciation, Depletion and Amortization Costs Per High Vol Met Ton Sold	$5.15	$3.89	$1.26	32.4%
Total Average Costs Per High Vol Met Ton Sold	$39.48	$35.70	$3.78	10.6%
Margin Per High Vol Met Ton Sold	$35.77	$39.83	$(4.06)	(10.2%)
High volatile metallurgical coal revenue was $78 million in the three months ended March 31, 2011 compared to $57 million in the three months ended March 31, 2010. Strength in the metallurgical coal market has continued to allow the export of Northern Appalachian coal, historically sold domestically on the steam coal market, to crossover to the Brazilian and Asian metallurgical coal markets. Average sales prices for high volatile metallurgical coal has remained relatively consistent in the period-to-period comparison.
Other income attributed to the high volatile metallurgical coal segment represents earnings from our equity affiliates that operate high volatile metallurgical coal mines. The equity in earnings of affiliates is insignificant to the total segment activity.
Operating costs related to the high volatile metallurgical coal segment were $30 million in the three months ended March 31, 2011 compared to $20 million in the three months ended March 31, 2010. Operating costs related to the high volatile metallurgical coal segment have increased primarily due to higher volumes sold and higher average costs per ton sold.
Higher average operating costs per ton for high volatile metallurgical coal sold is primarily related to the following items:

•
Average operating supplies & maintenance cost per ton sold have increased due to additional maintenance and equipment overhaul costs and additional roof control costs. Additional maintenance and equipment overhaul costs were related to additional equipment being serviced in the current period. Additional roof control costs resulted from changes in roof support strategy, such as using longer roof bolts and additional types of roof support, to improve the safety of our mines and to provide a more reliable source of production for our customers.

•	Average coal preparation costs per unit sold have increased due to additional maintenance projects that have been completed at our preparation plants in the period-to-period comparison.

•
Labor and related benefits were increased due to higher employee counts, higher non-union benefit rates and higher contributions per hour worked to the 1974 Pension Trust (Trust). Labor and related benefits increased due to approximately 190 additional employees in the period-to-period comparison. Higher labor and related costs were also due to higher non-union benefit rates for active employees which are related to the continued increase in healthcare costs. Higher contributions made to the Trust were discussed in the steam coal segment. These increases were offset by lower overall contributions to certain multiemployer benefit plans such as the 1992 Fund, the 1993 Fund and the Combined Fund, which were also discussed in the steam coal segment. Increases in labor and related benefit costs per unit sold were also offset, in part, by additional volumes of high volatile metallurgical tons sold in the period-to-period comparison.

The increases in average operating costs per ton were offset, in part, by the following:

•	Average operating costs per ton sold decreased due to higher tons sold. Fixed costs are allocated over more tons; therefore, unit costs decreased.

•	Subsidence costs per ton sold have decreased due to fewer structures and lower costs related to these structures that were impacted by longwall mining in the period-to-period comparison.

The provision expense attributable to the high volatile metallurgical coal segment was $3 million in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010. The increase in the high volatile metallurgical coal provision expense was attributable to the total Company increased long-term liability expense discussed in the steam coal segment. On a per ton sold basis, the provision expenses for the high volatile metallurgical coal segment were improved. The per unit improvement was due to the tons sold increasing in greater proportion than the increase in dollars attributable to the high volatile metallurgical segment. Also, high volatile metallurgical coal accretion expense related to mine closing and related liabilities remained consistent in the period-to-period comparison which contributed to lower costs per ton sold.

Selling, administrative and other costs attributable to the high volatile metallurgical coal segment include selling, general and administrative expenses and direct administrative costs. Selling, general and administrative expenses, excluding commission expense, are allocated to various segments on a combination of estimated time worked by various support groups and operating costs incurred at the mine. Commission expense, which is a component of selling, is charged directly to the mine incurring the cost. Direct administrative costs are associated directly with the coal segment of the business and are allocated to various mines based on a combination of estimated time worked and production. Selling, administrative and other costs related to the high volatile metallurgical coal segment were $3 million in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010. The cost increase attributable to the high volatile metallurgical coal segment is attributable to higher total Company selling, general and administrative expenses as discussed in the steam coal segment and higher direct administrative costs. Higher direct administrative costs are primarily due to additional safety reward expense in the period-to-period comparison. These increases in expense increased costs per ton sold and were offset, in part, by higher volumes of high volatile metallurgical coal sold.

Depreciation, depletion and amortization for the high volatile metallurgical coal segment was $5 million in the three months ended March 31, 2011 compared to $3 million in the three months ended March 31, 2010. The increase was primarily due to higher units-of-production rates for high volatile metallurgical coal mines related to additional air shafts being placed into service after the 2010 period which had a higher unit rate than historical shafts put into service. The increase was also due to additional equipment and infrastructure placed into service after the 2010 period that is depreciated on a straight-line basis. These increases in unit costs per ton sold were offset, in part, by additional high volatile metallurgical tons sold which lowered the unit cost per ton impact.

The high volatile metallurgical coal segment has increased the margin on our coal production that would have otherwise been sold in the domestic steam coal market.

LOW VOL METALLURGICAL COAL SEGMENT
The low volatile metallurgical coal segment contributed $140 million to total company earnings before income tax in the three months ended March 31, 2011 compared to $49 million in the three months ended March 31, 2010. The low volatile metallurgical coal revenue and cost components on a per ton basis for these periods are as follows:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Produced Low Vol Met Tons Sold (in millions)	1.4	1.2	0.2	16.7%
Average Sales Price Per Low Vol Met Ton Sold	$165.71	$105.54	$60.17	57.0%
Average Operating Costs Per Low Vol Met Ton Sold	$51.20	$52.21	$(1.01)	(1.9%)
Average Provision Costs Per Low Vol Met Ton Sold	$5.95	$5.64	$0.31	5.5%
Average Selling, Administrative and Other Costs Per Low Vol Met Ton Sold	$4.78	$3.38	$1.40	41.4%
Average Depreciation, Depletion and Amortization Costs Per Low Vol Met Ton Sold	$6.03	$3.76	$2.27	60.4%
Total Average Costs Per Low Vol Met Ton Sold	$67.96	$64.99	$2.97	4.6%
Margin Per Low Vol Met Ton Sold	$97.75	$40.55	$57.20	141.1%

Low volatile metallurgical coal revenue was $237 million in the three months ended March 31, 2011 compared to $126 million in the three months ended March 31, 2010. The $111 million increase was attributable to a $60.17 per ton higher average sales price due to the continued strengthening of the low volatile metallurgical market, both domestic and foreign. The continued strength of these markets is related to continued worldwide demand for premium low volatile metallurgical coal. Produced low volatile metallurgical coal inventory was 0.2 million tons at March 31, 2011 compared to 80 thousand tons at March 31, 2010.
Operating costs are made up of labor, supplies, maintenance, subsidence, taxes other than income and preparation plant charges related to the extraction and sale of coal. These costs are reviewed regularly by management and are considered to be the direct responsibility of mine management. Operating costs related to the low volatile metallurgical coal segment were $73 million in the three months ended March 31, 2011 compared to $62 million in the three months ended March 31, 2010. Operating costs related to the low volatile metallurgical coal segment have increased primarily due to higher volumes sold, offset, in part, by lower average operating costs per ton sold.

  Lower average operating costs per ton for low volatile metallurgical coal sold are primarily related to the following items:

•	Average operating costs per low volatile metallurgical tons sold decreased due to higher tons sold. Fixed costs are then spread over more tons, thereby decreasing unit costs.

•
Coal inventory volumes and carrying value remained relatively consistent at March 31, 2011 compared to December 31, 2010. Coal inventory decreased approximately 0.3 million tons at March 31, 2010 compared to December 31, 2009 and the carrying value of the inventory during the corresponding period increased. These changes in inventory caused a reduction in average operating cost per ton sold in the period-to-period comparison.

•
Labor and related benefits were improved on a cost per ton sold basis due to higher volumes sold. Labor and related benefit dollars spent were higher in the 2011 period compared to the 2010 period due to approximately 50 additional employees and increased non-union benefit rates for active employees which are related to the continued increase in healthcare costs.

These decreases in average operating costs were offset, in part, by the following:

•
Average operating supplies and maintenance costs per ton sold have increased due to additional roof control, additional ventilation of coalbed methane gas and additional equipment overhaul costs. Additional roof control costs result from changes in roof support strategy, such as types of roof support used and quantity of support put into place. The roof control strategy was changed to improve the safety of the mine and to provide a more reliable source of production for our customers. Additional costs were incurred in the 2011 period to increase the number of bore holes that were placed ahead of mining to ventilate the coalbed methane gas from the mine. Additional maintenance and equipment overhaul costs are related to additional equipment being serviced in the current period.

•
Costs associated with the sales price of coal sold, such as royalties and production related taxes, have increased due to the higher average sales prices received for low volatile metallurgical coal in the period-to-period comparison.

The provision expense attributable to the low volatile metallurgical coal segment was $8 million in the three months ended March 31, 2011 compared to $7 million in the three months ended March 31, 2010. The increase in the low volatile metallurgical coal provision expense per ton sold was attributable to the total company's increased long-term liability expense discussed in the steam coal segment, offset, in part, by higher volumes of low volatile metallurgical coal sold. Low volatile metallurgical coal accretion expense related to mine closing and related liabilities remained consistent in the period-to-period comparison. The consistent expense coupled with higher tons sold contributed to lower average costs per ton.

Selling, administrative and other costs attributable to the low volatile metallurgical coal segment include selling, general and administrative expenses, direct administrative costs and water treatment expenses generated from the reverse osmosis plant. Selling, general and administrative costs, excluding commission expense, are allocated to various segments on a combination of estimated time worked by various support groups and operating costs incurred at the mine. Commission expense, which is a component of selling, is charged directly to the mine incurring the cost. Direct administrative costs are associated directly with the coal segment of the business and are allocated to various mines based on a combination of estimated time worked and production. Selling, administrative and other costs related to the low volatile metallurgical coal segment were $7 million in the three months ended March 31, 2011 compared to $4 million in the three months ended March 31, 2010. The cost increase related to the low volatile metallurgical coal segment is attributable to higher selling, general and administrative expenses as discussed in the steam coal segment and higher direct administrative costs. Higher direct administrative costs are primarily due to additional safety reward expenses in the period-to-period comparison. Also, a reverse osmosis plant was completed and placed into service near the Buchanan Mine. Active mine water discharge is being treated by this facility and the costs of these services are charged to the mine based on gallons of water treated. Currently, the Buchanan Mine is the only facility using the plant. Construction of the plant was completed and the plant was placed into service in the three months ended March 31, 2011. These increases in expense were offset, in part, by higher volumes of low volatile metallurgical coal sold.

Depreciation, depletion and amortization for the low volatile metallurgical coal segment was $9 million in the three months ended March 31, 2011 compared to $4 million in the three months ended March 31, 2010. The increase was primarily due to higher units-of-production rates due to additional air shafts being placed into service after the 2010 period which had a higher unit rate than historical shafts put into service. The increase was also due to additional equipment, infrastructure and the reverse osmosis plant placed into service after the 2010 period that is depreciated on a straight-line basis. These increases in average costs per ton sold was offset, in part, by higher low volatile metallurgical tons sold which lowered the unit cost per ton impact.

OTHER COAL SEGMENT
The other coal segment had a loss before income tax of $89 million in the three months ended March 31, 2011 compared to a loss before income tax of $135 million in the three months ended March 31, 2010. The other coal segment includes purchased coal activities, idle mine activities, as well as various activities assigned to the coal segment but not allocated to each individual mine.
Other coal segment produced coal sales include revenue from the sale of 0.2 million tons of coal which was recovered during the reclamation process at idled facilities. The primary focus of the activity at these locations is reclaiming disturbed land in accordance with the mining permit requirements after final mining has occurred. These tons sold are incidental to total Company production or sales.
Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications, coal purchased from third parties and sold directly to our customers and revenues from processing third-party coal in our preparation plants. The revenues were $6 million in the three months ended March 31, 2011 compared to $23 million in the three months ended March 31, 2010. The decrease was primarily due to the lower average sales price and reduced volumes sold. The lower average sales price reflects differences in quality of coal purchased and sold in the period-to-period comparison.
Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail, barge, truck, etc.) used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is offset in freight expense. Freight revenue was $37 million in the three months ended March 31, 2011 compared to $31 million in the three months ended March 31, 2010. The increase in freight revenue was primarily due to the 0.7 million ton increase in export tons in the period-to-period comparison.

Miscellaneous other income was $14 million in the three months ended March 31, 2011 compared to $9 million in the three months ended March 31, 2010. The increase of $5 million was related to various transactions that occurred throughout both periods, none of which were individually material.
Other coal segment total cost was $153 million in the three months ended March 31, 2011 compared to $198 million in the three months ended March 31, 2010. The decrease of $45 million was due to the following items:

•
Closed and idle mine costs decreased approximately $31 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. In the 2010 period, as a result of market conditions, permitting issues, new regulatory requirements and resulting changes in mining plans, the reclamation liability associated with the Fola mining operations in West Virginia was increased $25 million. Also, closed and idle mine costs decreased approximately $3 million related to Mine 84 completing various idled projects in the 2010 period. Closed and idle mine costs also decreased $3 million due to other changes in the operational status of various other mines, between idled and operating, throughout both periods, none of which were individually material.

•
Purchased coal costs decreased approximately $11 million in the period-to-period comparison primarily due to differences in quality of coal purchased and a reduction in volumes of coal purchased in the period-to-period comparison.

•
Litigation expense of $10 million was recognized in the three months ended March 31, 2010 related to an anticipated legal settlement related to water discharge from our Buchanan Mine being stored in mine voids of adjacent properties which were leased by CONSOL Energy subsidiaries.

•	Litigation expense was recognized in the three months ended March 31, 2010 related to a settlement that included the sale of Jones Fork which resulted in a loss of $12 million.

•
Other expenses related to the coal segment were $8 million higher in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. These decreases were related to various transactions that occurred throughout both periods, none of which were individually material.

•
Freight expense is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail, barge, truck, etc.) used for the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is the amount billed to customers for transportation costs incurred. Freight expense is offset in freight revenue. Freight expense was $37 million in the three months ended March 31, 2011 compared to $31 million in the three months ended March 31, 2010. The increase was primarily due to the 0.7 million ton increase in export tons in the period-to-period comparison.

•	Other expenses related to the coal segment increased $5 million in the period-to-period comparison related to an additional liability for Pennsylvania stream remediation.

TOTAL GAS SEGMENT ANALYSIS for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:
The gas segment contributed $24 million to earnings before income tax in the three months ended March 31, 2011 compared to $74 million in the three months ended March 31, 2010.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2011					March 31, 2010
	CBM	Conven- tional	Marcellus	Other Gas	Total Gas	CBM	Conven- tional	Marcellus	Other Gas	Total Gas
Sales:
Produced	$114	$39	$20	$3	$176	$(47)	$36	$12	$2	$3
Related Party	1	—	—	—	1	—	—	—	—	—
Total Outside Sales	115	39	20	3	177	(47)	36	12	2	3
Gas Royalty Interest				19	19	—	—	—	5	5
Purchased Gas	—	—	—	1	1	—	—	—	(2)	(2)
Other Income	—	—	—	1	1	—	—	—	—	—
Total Revenue and Other Income	115	39	20	24	198	(47)	36	12	5	6
Lifting	13	12	2	—	27	—	11	1	1	13
Gathering	23	7	3	—	33	(2)	7	1	(1)	5
General & Administration	15	8	3	—	26	—	8	2	—	10
Depreciation, Depletion and Amortization	24	17	6	2	49	(4)	15	4	2	17
Gas Royalty Interest	—	—	—	17	17	—	—	—	5	5
Purchased Gas	—	—	—	1	1	—	—	—	(1)	(1)
Exploration and Other Costs	—	—	—	3	3	—	—	—	(1)	(1)
Other Corporate Expenses	—	—	—	11	11	—	—	—	3	3
Interest Expense	—	—	—	3	3	—	—	—	1	1
Total Cost	75	44	14	37	170	(6)	41	8	9	52
Earnings Before Noncontrolling Interest and Income Tax	40	(5)	6	(13)	28	(41)	(5)	4	(4)	(46)
Noncontrolling Interest	—	—	—	4	4	—	—	—	4	4
Earnings Before Income Tax	$40	$(5)	$6	$(17)	$24	$(41)	$(5)	$4	$(8)	$(50)

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment contributed $40 million to the total company earnings before income tax in the three months ended March 31, 2011 compared to $81 million in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Produced gas CBM sales volumes (in billion cubic feet)	22.4	21.9	0.5	2.3%
Average CBM sales price per thousand cubic feet sold	$5.12	$7.39	$(2.27)	(30.7)%
Average CBM lifting costs per thousand cubic feet sold	$0.57	$0.58	$(0.01)	(1.7)%
Average CBM gathering costs per thousand cubic feet sold	$1.01	$1.15	$(0.14)	(12.2)%
Average CBM general & administrative costs per thousand cubic feet sold	$0.67	$0.70	$(0.03)	(4.3)%
Average CBM depreciation, depletion and amortization costs per thousand cubic feet sold	$1.08	$1.27	$(0.19)	(15.0)%
Total Average CBM costs per thousand cubic feet sold	$3.33	$3.70	$(0.37)	(10.0)%
Average Margin for CBM	$1.79	$3.69	$(1.90)	(51.5)%

CBM sales revenues were $115 million in the three months ended March 31, 2011 compared to $162 million in the three months ended March 31, 2010. The $47 million decrease was primarily due to a 30.7% decrease in average sales price per thousand cubic feet sold, offset, in part, by a 2.3% increase in average volumes sold. The decrease in CBM average sales price is the result of various gas swap transactions throughout both periods and lower average market prices. The gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 11.8 billion cubic feet of our produced CBM gas sales volumes for the three months ended March 31, 2011 at an average price of $5.65 per thousand cubic feet. In the three months ended March 31, 2010, these financial hedges represented 13.0 billion cubic feet at an average price of $8.76 per thousand cubic feet. The lower average sales price in the period-to-period comparison was primarily the result of the differences in hedged volumes sold under lower average prices as well as a decrease in the average market prices. CBM sales volumes increased 0.5 billion cubic feet primarily due to additional wells coming on-line from our on-going drilling program.
Total costs for the CBM segment were $75 million for the three months ended March 31, 2011 compared to $81 million for the three months ended March 31, 2010. Lower costs in the period-to-period comparison are primarily related to increased volumes sold, offset, in part, by lower unit costs.

CBM lifting costs were $13 million in both the three months ended March 31, 2011 and March 31, 2010. Due to lifting cost dollars remaining consistent in the period-to-period comparison, the increased volumes sold decreased the average unit costs.
CBM gathering costs were $23 million in the three months ended March 31, 2011 compared to $25 million in the three months ended March 31, 2010. Lower average CBM gathering unit costs are related to lower fuel surcharges, lower firm transportation and lower equipment lease expenses in the period-to-period comparison.
General and administrative costs attributable to the total gas segment were $26 million in the three months ended March 31, 2011 compared to $16 million in the three months ended March 31, 2010. The $10 million increase was attributable to additional staffing and additional corporate service charges from CONSOL Energy. In connection with the Dominion Acquisition, the majority of the operational support personnel were retained. The Dominion Acquisition also resulted in additional support charges from CONSOL Energy. Support charge allocations are primarily based on revenue and capital expenditure projections between coal and gas as a percent of total.
General and administrative costs for the CBM segment were $15 million in both the three months ended March 31, 2011 and March 31, 2010. General and administrative costs attributable to the total gas segment are allocated to the individual gas segments based on a combination of production and employee counts. The consistent general and administrative costs attributable to the CBM segment coupled with higher volumes of CBM sold resulted in lower unit costs in the period-to-period comparison.

Depreciation, depletion and amortization attributable to the CBM segment was $24 million in the three months ended March 31, 2011 compared to $28 million in the three months ended March 31, 2010. There was approximately $17 million, or $0.78 per unit-of-production, of depreciation, depletion and amortization related to CBM gas and related well equipment that was reflected on a units-of-production method of depreciation in the three months ended March 31, 2011. The production portion of depreciation, depletion and amortization was $22 million, or $1.00 per unit-of-production in the three months ended March 31, 2010. The CBM unit-of-production rate decreased due to revised rates which are generally calculated using the net book value of assets divided by either proved or proved developed reserve additions. There was approximately $7 million, or $0.30 average per unit cost of depreciation, depletion and amortization relating to gathering and other equipment that is reflected on a straight line basis in the three months ended March 31, 2011. The non-production related depreciation, depletion and amortization was $6 million, or $0.27 per thousand cubic feet in the three months ended March 31, 2010. The increase was related to additional gathering assets placed in service after the 2010 period.

CONVENTIONAL GAS SEGMENT
The conventional segment had a loss before income tax of $5 million in the three months ended March 31, 2011. The conventional segment did not significantly contribute to earnings before income tax in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Produced gas Conventional sales volumes (in billion cubic feet)	8.2	0.5	7.7	1,540.0%
Average Conventional sales price per thousand cubic feet sold	$4.75	$5.73	$(0.98)	(17.1)%
Average Conventional lifting costs per thousand cubic feet sold	$1.48	$1.73	$(0.25)	(14.5)%
Average Conventional gathering costs per thousand cubic feet sold	$0.85	$0.52	$0.33	63.5%
Average Conventional general & administrative costs per thousand cubic feet sold	$0.96	$0.40	$0.56	140.0%
Average Conventional depreciation, depletion and amortization costs per thousand cubic feet sold	$2.11	$2.41	$(0.30)	(12.4)%
Total Average Conventional costs per thousand cubic feet sold	$5.40	$5.06	$0.34	6.7%
Average Margin for Conventional	$(0.65)	$0.67	$(1.32)	(197.0)%

Conventional sales volumes increased 7.7 billion cubic feet in the three months ended March 31, 2011 compared to the 2010 period primarily due to the Dominion Acquisition. Approximately 95% of the acquired producing wells were conventional type wells. Average sales price decreased due to the decline in the general market prices in the period-to-period comparison.
Total costs for the conventional segment were $44 million in the three months ended March 31, 2011 compared to $3 million in the three months ended March 31, 2010. The increase is attributable to increased variable costs associated with the additional volumes and higher average unit costs. A detailed analysis of cost categories is not meaningful due to the significant change in this segment related to the Dominion Acquisition.

MARCELLUS GAS SEGMENT
The Marcellus segment contributed $6 million to the total company earnings before income tax in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Produced gas Marcellus sales volumes (in billion cubic feet)	4.7	1.4	3.3	235.7%
Average Marcellus sales price per thousand cubic feet sold	$4.35	$5.53	$(1.18)	(21.3)%
Average Marcellus lifting costs per thousand cubic feet sold	$0.39	$0.35	$0.04	11.4%
Average Marcellus gathering costs per thousand cubic feet sold	$0.60	$1.21	$(0.61)	(50.4)%
Average Marcellus general & administrative costs per thousand cubic feet sold	$0.70	$0.66	$0.04	6.1%
Average Marcellus depreciation, depletion and amortization costs per thousand cubic feet sold	$1.29	$1.86	$(0.57)	(30.6)%
Total Average Marcellus costs per thousand cubic feet sold	$2.98	$4.08	$(1.10)	(27.0)%
Average Margin for Marcellus	$1.37	$1.45	$(0.08)	(5.5)%

The Marcellus segment sales revenues were $20 million in the three months ended March 31, 2011 compared to $8 million in the three months ended March 31, 2010. The decrease in Marcellus average sales price is the result of the decline in general market prices. These decreases were offset, in part, by various gas swap transactions that occurred in the three months ended March 31, 2011. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 1.2 billion cubic feet of our produced Marcellus gas sales volumes for the three months ended March 31, 2011 at an average price of $4.71 per thousand cubic feet. There were no Marcellus gas swap transactions that occurred in the three months ended March 31, 2010. The increase in sales volumes is primarily due to additional wells coming on-line from our on-going drilling program. At March 31, 2011, there were 60 Marcellus Shale wells in production including 17 wells acquired in the Dominion Acquisition. At March 31, 2010, there were 23 Marcellus Shale wells in production.
Marcellus lifting costs were $2 million in the three months ended March 31, 2011 compared to $1 million in the three months ended March 31, 2010. Lifting costs per unit increased $0.04 per thousand cubic feet sold due to higher West Virginia personal property taxes, increased severance taxes and higher contract service costs for well tending and preventative maintenance. These increases were due to the additional Marcellus wells brought on-line and the Marcellus wells purchased from Dominion after the March 31, 2010 period. These increases in costs were offset, in part, by lower road maintenance expenses in the current period primarily due to fewer winter storms than in the prior year period. Also, the impact of higher costs on a per unit basis were reduced due to the 3.3 billion cubic feet of additional sales volumes in the period-to-period comparison.
Marcellus gathering costs were $3 million in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010. Average gathering costs decreased $0.61 per unit primarily due to the 3.3 billion cubic feet of additional volumes sold.
General and administrative costs on the Marcellus gas segment were $3 million in the three months ended March 31, 2011, which reflects an increase of $2 million in the period-to-period comparison. General and administrative costs attributable to the total gas segment are allocated to the individual gas segments based on a combination of production and employee counts. The total general and administrative costs increases which were discussed in the CBM segment were offset, in part, by higher volumes of Marcellus gas sold. General and administrative costs were $0.70 per thousand cubic feet sold in the three months ended March 31, 2011 compared to $0.66 per thousand cubic feet sold in the three months ended March 31, 2010.
Depreciation, depletion and amortization costs were $6 million in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010. There was approximately $5 million, or $1.11 per unit-of-production, of depreciation, depletion and amortization related to Marcellus gas and related well equipment that was reflected on a units-of-production method of depreciation in the three months ended March 31, 2011. There was approximately $2 million, or $1.71 per unit-of-production, of depreciation, depletion and amortization related to Marcellus gas and related well equipment that was reflected on a units-of-production method of depreciation in the three months ended March 31, 2010. The rate is calculated by taking the net book value of the related assets divided by either proved or proved developed reserves, generally at the previous year end. There was approximately $1 million, or $0.18 per thousand cubic feet, of depreciation, depletion and amortization related to gathering and other equipment that is reflected on a straight line basis in the three months ended March 31, 2011. There was less than $1 million, or $0.15 per thousand cubic feet, of depreciation, depletion and amortization related to gathering and other equipment that is reflected on a straight line basis in the three months ended March 31, 2010. The increase is related to additional infrastructure and equipment placed in service after the 2010 period.

OTHER GAS SEGMENT
The other gas segment includes activity not assigned to the CBM, conventional or Marcellus gas segments. This segment includes purchased gas activity, gas royalty interest activity, exploration and other costs, other corporate expenses, and miscellaneous operational activity not assigned to a specific gas segment.
Other gas sales volumes are primarily related to production from the Chattanooga Shale in Tennessee. Revenue from this operation was approximately $3 million in the three months ended March 31, 2011 and $1 million in the three months ended March 31, 2010. Total costs related to these other sales were $2 million in the 2011 period and were incidental in the 2010 period. The increase in costs in the period-to-period comparison was primarily attributable to depreciation, depletion and amortization. Higher depreciation, depletion and amortization was due to higher volumes produced and higher unit of production rates. The higher rate was due to an increase in the unit-of-production rates in 2011. The increase was related to a higher proportion of capital assets placed in service versus the proportion of proved developed reserve additions. A per unit analysis of the other operating costs in Chattanooga is not meaningful due to the low volumes produced in the period-to-period analysis.
Royalty interest gas sales represent the revenues related to the portion of production belonging to royalty interest owners sold by the CONSOL Energy gas segment. The changes in market prices, contractual differences among leases, the mix of average and index prices used in calculating royalties, and additional volumes related to the Dominion Acquisition contributed to the period-to-period change. Royalty interest gas sales revenue was $19 million in the three months ended March 31, 2011 compared to $14 million in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	4.3	2.5	1.8	72.0%
Average Sales Price Per thousand cubic feet	$4.38	$5.82	$(1.44)	(24.7)%

Purchased gas sales volumes represent volumes of gas we sold at market prices that were purchased from third-party producers. Purchased gas sales revenues were $1 million in the three months ended March 31, 2011 compared to $3 million in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.2	0.5	(0.3)	(60.0)%
Average Sales Price Per thousand cubic feet	$4.50	$5.76	$(1.26)	(21.9)%

Other income was $1 million in both the three months ended March 31, 2011 and March 31, 2010 period due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.
Royalty interest gas costs represent the costs related to the portion of production belonging to royalty interest owners sold by the CONSOL Energy gas segment. The changes in market prices, contractual differences among leases, the mix of average and index prices used in calculating royalties, and additional volumes related to the Dominion Acquisition contributed to the period-to-period change. Royalty interest gas costs were $17 million in the three months ended March 31, 2011 compared to $12 million in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	4.3	2.5	1.8	72.0%
Average Cost Per thousand cubic feet sold	$3.91	$4.95	$(1.04)	(21.0)%

Purchased gas volumes represent volumes of gas purchased from third-party producers that we sell. Purchased gas volumes also reflect the impact of pipeline imbalances. The lower average cost per thousand cubic feet is due to overall price changes and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $1 million in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	0.3	0.4	(0.1)	(25.0)%
Average Cost Per thousand cubic feet sold	$2.27	$6.04	$(3.77)	(62.4)%
Exploration and other costs were $3 million in the three months ended March 31, 2011 compared to $4 in the three months ended March 31, 2010. The $1 million decrease in costs is related to various exploration transactions that occurred throughout both periods, none of which were individually material. Costs included in the exploration and other cost line are detailed as follows:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Exploration	$2	$1	$1	100.0%
Dry hole and lease expiration costs	1	2	(1)	(50.0)%
Land and delay rentals	—	1	(1)	(100.0)%
Total Exploration and Other Costs	$3	$4	$(1)	(25.0)%

Other corporate expenses were $11 million in the three months ended March 31, 2011 compared to $8 million in the three months ended March 31, 2010. The $3 million increase in the period-to-period comparison was made up of the following items:

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Short-term incentive compensation	$5	$4	$1	25.0%
Stock-based compensation	5	3	2	66.7%
Bank fees	2	—	2	100.0%
Other	(1)	1	(2)	(200.0)%
Total Other Corporate Expenses	$11	$8	$3	37.5%

The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for safety, production and unit costs. Short-term incentive compensation expense was higher in the 2011 period compared to the 2010 period due to the projected higher payouts related to the periods presented.
Stock-based compensation was higher in the period-to-period comparison primarily due to the increased allocation from CONSOL Energy as a result of the Dominion Acquisition as well as an increase in total CONSOL Energy stock-based compensation expense. Stock-based compensation costs are allocated to the gas segment based on revenue and capital expenditure projections between coal and gas.

Bank fees were higher in the period-to-period comparison due to amending and extending the revolving credit facility related to the gas segment. In May 2010, the facility was amended to allow $700 million of borrowings and was extended through 2014.
Other corporate related expense decreased $2 million in the period-to-period comparison due to transactions conducted by a variable interest entity in which CONSOL Energy holds no ownership interest. These transactions were completely offset by the noncontrolling interest presented below. Other corporate related expenses have also changed due to various transactions throughout both periods, none of which were individually material.

Interest expense related to the gas segment was $3 million in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010. Interest was incurred by the gas segment on the CNX Gas revolving credit facility, a capital lease and debt held by a variable interest entity. The $1 million increase was primarily due to higher levels of borrowings on the revolving credit facility in the period-to-period comparison.

Noncontrolling interest represents 100% of the earnings impact of a third party which has been determined to be a variable interest entity, in which CONSOL Energy holds no ownership interest, but is the primary beneficiary. The CONSOL Energy gas segment has been determined to be the primary beneficiary due to guarantees of the third party's bank debt related to their purchase of drilling rigs. The third-party entity provides drilling services primarily to the CONSOL Energy gas segment. CONSOL Energy consolidates the entity and then reflects 100% of the impact as noncontrolling interest. The consolidation does not significantly impact any amounts reflected in the gas segment income statement. The variance in the noncontrolling amounts reflects the third party's variance in earnings in the period-to-period comparison.

OTHER SEGMENT ANALYSIS for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:
The other segment includes activity from the sales of industrial supplies, the transportation operations and various other corporate activities that are not allocated to the coal or gas segment. The other segment had a loss before income tax of $72 million in the three months ended March 31, 2011 compared to a loss before income tax of $45 million in the three months ended March 31, 2010. The other segment also includes total company income tax expense of $59 million in the three months ended March 31, 2011 compared to $34 million in the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Sales—Outside	$79	$73	$6	8.2%
Other Income	3	10	(7)	(70.0)%
Total Revenue	82	83	(1)	(1.2)%
Cost of Goods Sold and Other Charges	83	114	(31)	(27.2)%
Depreciation, Depletion & Amortization	4	5	(1)	(20.0)%
Taxes Other Than Income Tax	3	3	—	—%
Interest Expense	64	6	58	966.7%
Total Costs	154	128	26	20.3%
Loss Before Income Tax	(72)	(45)	(27)	(60.0)%
Income Tax	59	34	25	73.5%
Net Loss	$(131)	$(79)	$(52)	(65.8)%

Industrial supplies:
Total revenue from industrial supplies was $54 million in the three months ended March 31, 2011 compared to $50 million in the three months ended March 31, 2010. The increase was related to higher sales volumes.
Total costs related to industrial supply sales were $58 million in the three months ended March 31, 2011 compared to $50 million in the three months ended March 31, 2010. The increase of $8 million was primarily related to higher sales volumes and changes in last-in first-out inventory valuations.
Transportation operations:
Total revenue from transportation operations was $27 million in the three months ended March 31, 2011 compared to $24 million in the three months ended March 31, 2010. The increase of $3 million was primarily attributable to additional through-put tons at the Baltimore terminal in the period-to-period comparison.
Total costs related to the transportation operations were $21 million in the three months ended March 31, 2011 compared to $19 million in the three months ended March 31, 2010. The increase of $2 million was related to the additional through-put tons handled by the operations.

Miscellaneous other:
Additional other income of $1 million was recognized in the three months ended March 31, 2011 compared to $9 million in the three months ended March 31, 2010. The $8 million decrease was primarily due to the 2010 successful resolution of an outstanding tax issue with the Canadian Revenue Authority for the years 1997 through 2003 in which CONSOL Energy was entitled to interest on a tax refund, lower equity in earnings of affiliates in the current period compared to the prior year period and various transactions that have occurred throughout both periods, none of which were individually material.
Other corporate costs in the other segment include interest cost, acquisition and financing costs and various other miscellaneous corporate charges. Total other costs were $75 million in the three months ended March 31, 2011 compared to $59 million in the three months ended March 31, 2010. Other corporate costs increased due to the following:

•
Interest expense was $64 million in the three months ended March 31, 2011 compared to $6 million in the three months ended March 31, 2010. The increase of $58 million was primarily related to the additional interest expense on the long-term bonds that were issued in conjunction with the Dominion Acquisition.

•
Bank fees of $6 million were incurred in the three months ended March 31, 2011 compared to $2 million in the three months ended March 31, 2010. The increase of $4 million was primarily related to the refinancing of the revolving credit facility that occurred in May 2010.

•
Various other corporate items were $5 million in the three months ended March 31, 2011 compared to $4 million in the three months ended March 31, 2010. The increase was due to various transactions that occurred throughout both periods, none of which were individually material.

These increases were partially offset by financing and acquisition fees of $47 million incurred in the three months ended March 31, 2010 primarily related to the Dominion Acquisition, as well as the equity and debt issuance that raised approximately $4.6 billion. There were no financing and acquisition fees in the 2011 period.

Income Taxes:
The effective income tax rate was 23.5% in the three months ended March 31, 2011 compared to 24.1% in the three months ended March 31, 2010. The decrease in the effective tax rate for the three month period ending March 31, 2011 as compared to the three month period ending March 31, 2010 was attributable to the proportion of coal pre-tax earnings and gas pre-tax earnings to the total pre-tax earnings. The relationship between pre-tax earnings and percentage depletion also impacts the effective tax rate. See Note 5—Income Taxes of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q.

	For the Three Months Ended March 31,
	2011	2010	Variance	Percent Change
Total Company Earnings Before Income Tax	$251	$142	$109	76.8%
Income Tax Expense	$59	$34	$25	73.5%
Effective Income Tax Rate	23.5%	24.1%	(0.6)%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. CONSOL Energy's credit facility allows for up to $1.5 billion, including borrowings and letters of credit, for a term of four years. CONSOL Energy can request an additional $250 million increase in the aggregate borrowing limit amount. The obligations under the credit agreement are secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds due March 2012. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The minimum interest coverage ratio covenant is calculated as the ratio of EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries. The interest coverage ratio was 4.30 to 1.00 at March 31, 2011. The facility includes a maximum leverage ratio covenant of no more than 4.75 to 1.00 through March 2013, and no more than 4.50 to 1.00 thereafter, measured quarterly. The maximum leverage ratio covenant is calculated as the ratio of financial covenant debt to twelve-month trailing EBITDA for CONSOL Energy and certain subsidiaries. Financial covenant debt is comprised of the outstanding indebtedness and specific letters of credit, less cash on hand, of CONSOL Energy and certain of its subsidiaries. EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, uncommon gains and losses, gains and losses on discontinued operations and includes cash distributions received from affiliates plus pro-rata earnings from material acquisitions. The leverage ratio was 2.87 to 1.00 at March 31, 2011. The facility also includes a senior secured leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly. The senior secured leverage ratio covenant is calculated as the ratio of secured debt to EBITDA. Secured debt is defined as the outstanding borrowings and letters of credit on the revolving credit facility plus the CONSOL Energy Inc. 7.875% bonds due in March 2012. The senior secured leverage ratio was 0.46 to 1.00 at March 31, 2011. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends and merge with another company. At March 31, 2011, the facility had no outstanding borrowings and $265 million of letters of credit outstanding, leaving $1.2 billion of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.
CONSOL Energy also has an accounts receivable securitization facility. This facility allows the Company to receive, on a revolving basis, up to $200 million of short-term funding and letters of credit. The accounts receivable facility supports sales, on a continuous basis to financial institutions, of eligible trade accounts receivable. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is based on commercial paper rates plus a charge for administrative services paid to financial institutions. At March 31, 2011, eligible accounts receivable totaled approximately $200 million, although there were no outstanding borrowings against the facility. There were no letters of credit outstanding against the facility at March 31, 2011.
On April 11, 2011, CONSOL Energy redeemed all of its outstanding $250 million 7.875% Notes due March 1, 2012 in accordance with the terms of the indenture governing the Notes. The redemption price included principal of $250 million, a make-whole premium of $16 million and accrued interest of $2 million for a total redemption cost of $268 million. CONSOL Energy estimates the loss on extinguishment of debt to be approximately $16 million, which primarily represents the interest that would have been paid on these notes if held to maturity.
On April 12, 2011, CONSOL Energy amended and extended its $1.5 billion Senior Secured Credit Agreement to extend the facility through April 12, 2016. The previous facility was set to expire on May 7, 2014. The amendment provides more favorable pricing and the facility continues to be secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries.
CNX Gas, a fully consolidated subsidiary of CONSOL Energy, has a credit facility which allows up to $700 million outstanding, including borrowings and letters of credit, for a term of four years. The facility was established to meet the asset development needs of the company. The obligations under the credit agreement are secured by substantially all of the assets of CNX Gas and its subsidiaries and collateral is shared equally and ratably with the holders of CONSOL Energy Inc. 7.875% bonds due March 2012. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The minimum interest coverage ratio covenant is calculated as the ratio of EBITDA to cash interest expense for CNX Gas and its subsidiaries. The interest coverage ratio was 51.90 to 1.00 at March 31, 2011. The facility also includes a maximum leverage ratio covenant of no more than 3.50 to 1.00, measured quarterly. The maximum leverage ratio covenant is calculated as the ratio of financial covenant debt to twelve-month trailing EBITDA for CNX Gas and its subsidiaries. Financial covenant debt is comprised of the outstanding indebtedness and letters of credit, less cash on hand, of CNX Gas and its subsidiaries. EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, gains and losses on the sale of assets, uncommon gains and losses, gains and losses on discontinued operations and includes cash distributions received from affiliates plus pro-rata earnings from material acquisitions. The leverage ratio was 0.78 to 1.00 at March 31, 2011. Covenants in the facility limit our ability to dispose of assets, make investments, pay dividends and merge with another company. At March 31, 2011, the facility had approximately $171 million drawn and $70 million of letters of credit outstanding, leaving $459 million of unused capacity.
On April 12, 2011, CNX Gas entered into a $1.0 billion Senior Secured Credit Agreement which extends until April 12, 2016. It replaced the $700 million senior secured credit facility which was set to expire on May 6, 2014. The amendment provides more favorable pricing and the facility continues to be secured by substantially all of the assets of CNX Gas and its subsidiaries.
Uncertainty in the financial markets brings additional potential risks to CONSOL Energy. The risks include declines in our stock price, less availability and higher costs of additional credit, potential counterparty defaults, and commercial bank failures. Financial market disruptions may impact our collection of trade receivables. CONSOL Energy constantly monitors the creditworthiness of our customers. We believe that our current group of customers are sound and represent no abnormal business risk.
CONSOL Energy believes that cash generated from operations and our borrowing capacity will be sufficient to meet our working capital requirements, anticipated capital expenditures (other than major acquisitions), scheduled debt payments, anticipated dividend payments and to provide required letters of credit. Nevertheless, the ability of CONSOL Energy to satisfy its working capital requirements, to service its debt obligations, to fund planned capital expenditures or to pay dividends will depend upon future operating performance, which will be affected by prevailing economic conditions in the coal and gas industries and other financial and business factors, some of which are beyond CONSOL Energy’s control.
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $52 million at March 31, 2011. The ineffective portion of these contracts was insignificant to earnings in the three months ended March 31, 2011. Hedge counterparties consist of commercial banks that participate or have been past participants in the revolving credit facility. No issues related to our hedge agreements have been encountered to date.
CONSOL Energy frequently evaluates potential acquisitions. CONSOL Energy has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CONSOL Energy on terms which CONSOL Energy finds acceptable, or at all.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2011	2010	Change
Cash flows from operating activities	$435	$174	$261
Cash used in investing activities	$(253)	$(266)	$13
Cash (used in) provided by financing activities	$(87)	$1,905	$(1,992)

Cash flows provided by operating activities changed primarily due to the following items:

•	Operating cash flow increased in 2011 due to higher net income attributable to CONSOL Energy shareholders in the period-to-period comparison.

•	Operating cash flow increased due to various changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both years.
Net cash used in investing activities changed primarily due to the following items:

•
Total capital expenditures decreased $10 million to $255 million in the three months ended March 31, 2011 compared to $265 million in the three months ended March 31, 2010. Capital expenditures for coal and other activities decreased $95 million in the period-to-period comparison. Face extension projects at various locations were lower by $64 million as a result of the majority of these projects being started during the 2010 period, $13 million was incurred in the 2010 period as a result of a longwall shield buyout, the 2011 period was lower by approximately $10 million related to the Buchanan RO system which was primarily completed before January 1, 2011, and an $8 million reduction was due to various projects throughout both periods, none of which were individually material. Capital expenditures for the gas segment increased $85 million due to the additional drilling in the period-to-period comparison. The increased gas segment capital was primarily due to the increased Marcellus Shale drilling.

Net cash (used in) provided by financing activities changed primarily due to the following items:

•	In 2010, proceeds of $1.83 billion were received in connection with the issuance of 44.3 million shares of common stock which was completed on March 31, 2010.

•
In the three months ended March 31, 2011, CONSOL Energy paid down the $200 million of borrowings under the accounts receivable securitization facility. This facility had no activity during the three months ended March 31, 2010.

•
In the three months ended March 31, 2011, CONSOL Energy paid outstanding borrowings of $155 million under the revolving credit facility. In the three months ended March 31, 2010, CONSOL Energy received proceeds of $102 million under the revolving credit facility.

•
Dividends of $23 million were paid in the three months ended March 31, 2011 compared to $18 million in the three months ended March 31, 2010. The increase was due to the 44.3 million additional shares issued on March 31, 2010.

•	Proceeds of $250 million were received in the three months ended March 31, 2011 in connection with the issuance of $250 million of 6.375% senior unsecured notes due in March 2021.

•
In the three months ended March 31, 2011, CNX Gas, a wholly-owned subsidiary, received $42 million of proceeds from its revolving credit facility. In the three months ended March 31, 2010, CNX Gas paid outstanding borrowings of $9 million under its revolving credit facility.

The following is a summary of our significant contractual obligations at March 31, 2011 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Short-Term Notes Payable	$170,500	$—	$—	$—	$170,500
Purchase Order Firm Commitments	165,963	165,979	13,545	—	345,487
Gas Firm Transportation	44,329	75,688	61,857	302,331	484,205
Long-Term Debt	266,673	10,428	5,173	3,111,753	3,394,027
Interest on Long-Term Debt	255,798	501,405	492,342	900,478	2,150,023
Capital (Finance) Lease Obligations	8,328	12,975	10,039	33,724	65,066
Interest on Capital (Finance) Lease Obligations	4,384	7,211	5,749	7,484	24,828
Operating Lease Obligations	80,835	126,800	89,872	126,196	423,703
Long-Term Liabilities—Employee Related (a)	230,276	484,762	521,037	2,421,719	3,657,794
Other Long-Term Liabilities (b)	355,779	109,204	78,859	453,694	997,536
Total Contractual Obligations (c)	$1,582,865	$1,494,452	$1,278,473	$7,357,379	$11,713,169
 _________________________

(a)
Long-term liabilities—employee related include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Estimated 2011 contributions are expected to approximate $63.6 million.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.

Debt
At March 31, 2011, CONSOL Energy had total long-term debt of $3.459 billion outstanding, including the current portion of long-term debt of $275 million. This long-term debt consisted of:

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

•
An aggregate principal amount of $250 million of 6.375% notes due in March 2021. Interest on the notes is payable March 1 and September 1 of each year. The notes are senior unsecured obligations and rank equally with all other unsecured indebtedness of the guarantors.

•
An aggregate principal amount of $103 million of industrial revenue bonds which were issued to finance the Baltimore port facility and bear interest at 5.75% per annum and mature in September 2025. Interest on the industrial revenue bonds is payable March 1 and September 1 of each year.

•	$32 million in advance royalty commitments with an average interest rate of 7.56% per annum.

•
An aggregate principal amount of $9 million on a variable rate note due in December 2012 that bears interest at 6.10% at March 31, 2011. This note was incurred by a variable interest entity that is fully consolidated in which CONSOL Energy holds no ownership interest.

•	An aggregate principal amount of $65 million of capital leases with a weighted average interest rate of 6.53% per annum.
At March 31, 2011, CONSOL Energy also had no outstanding borrowings and had approximately $265 million of letters of credit outstanding under the $1.5 billion senior secured revolving credit facility.
At March 31, 2011, CONSOL Energy had no borrowings under the accounts receivable securitization facility.
At March 31, 2011, CNX Gas, a wholly owned subsidiary, had $171 million of aggregate principal amounts of outstanding borrowings and approximately $70 million of letters of credit outstanding under its $700 million secured revolving credit facility.
Total Equity and Dividends
CONSOL Energy had total equity of $3.1 billion at March 31, 2011 and $2.9 billion at December 31, 2010. Total equity increased primarily due to net income attributable to CONSOL Energy shareholders, proceeds received under the Patient Protection and Affordable Care Act, and amortization of stock-based compensation awards. Approximately $7.8 million of proceeds were received under the Patient Protection and Affordable Care Act related to reimbursements from the Federal government for retiree health spending. There is no guarantee that additional proceeds will be received under this program. These increases were offset, in part, by changes in the value of cash flow hedges and the issuance of treasury stock. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
Dividend information for the current year to date were as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
April 29, 2011	$0.10	May 13, 2011	May 24, 2011
January 28, 2011	$0.10	February 8, 2011	February 18, 2011

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends in excess of an annual rate of $0.40 per share when our leverage ratio exceeds 4.50 to 1.00 or our availability is less than or equal to $100 million. The leverage ratio was 2.87 to 1.00 and our availability was approximately $1.2 billion at March 31, 2011. The credit facility does not permit dividend payments in the event of default. The indenture to the 2017, 2020 and 2021 notes limits dividends to $0.40 per share annually unless several conditions are met. Conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2011.
Off-Balance Sheet Transactions
CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CONSOL Energy participates in various multi-employer benefit plans such as the United Mine Workers’ of America (UMWA) 1974 Pension Plan, the UMWA Combined Benefit Fund and the UMWA 1993 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at March 31, 2011. The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2010 Form 10-K for further discussion. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, performance and various other items which are not reflected on the balance sheet at March 31, 2011. Management believes these items will expire without being funded. See Note 11—Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

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

•	our ability to negotiate a new agreement with the United Mine Workers' of America and our inability to maintain satisfactory labor relations;

•	coal users switching to other fuels in order to comply with various environmental standards related to coal combustion emissions;

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

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	other factors discussed in our 2010 Form 10-K under “Risk Factors,” as updated by any subsequent Form 10-Qs, which are on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in operations, CONSOL Energy is exposed to financial, market, political and economic risks. The following discussion provides additional detail regarding CONSOL Energy's exposure to the risks of changing commodity prices, interest rates and foreign exchange rates.
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
CONSOL Energy has established risk management policies and procedures to strengthen the internal control environment of the marketing of commodities produced from its asset base. All of the derivative instruments without other risk assessment procedures are held for purposes other than trading. They are used primarily to mitigate uncertainty, volatility and cover underlying exposures. CONSOL Energy's market risk strategy incorporates fundamental risk management tools to assess market price risk and establish a framework in which management can maintain a portfolio of transactions within pre-defined risk parameters.
CONSOL Energy believes that the use of derivative instruments, along with the risk assessment procedures and internal controls, mitigates our exposure to material risk. However, the use of derivative instruments without other risk assessment procedures could materially affect CONSOL Energy's results of operations depending on market prices. Nevertheless, we believe that use of these instruments will not have a material adverse effect on our financial position or liquidity.
For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CONSOL Energy's 2010 Form 10-K.
A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at March 31, 2011. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $68.7 million. Similarly, a hypothetical increase in future natural gas prices would decrease future earnings related to derivatives by $68.7 million.
CONSOL Energy’s interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2011, CONSOL Energy had $3,459 million aggregate principal amount of debt outstanding under fixed-rate instruments and $171 million aggregate principal amount of debt outstanding under variable-rate instruments. CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings outstanding at March 31, 2011. CONSOL Energy’s revolving credit facility bore interest at a weighted average rate of 4.01% per annum during the three months ended March 31, 2011. A 100 basis-point increase in the average rate for CONSOL Energy’s revolving credit facility would not have significantly decreased net income for the period. CNX Gas, also had outstanding borrowings under its revolving credit facility which bears interest at a variable rate. CNX Gas’ facility had outstanding borrowings of $171 million at March 31, 2011 and bore interest at a weighted average rate of 2.37% per annum during the three months ended March 31, 2011. Due to the level of borrowings against this facility and the low weighted average interest rate in the three months ended March 31, 2011, a 100 basis-point increase in the average rate for CNX Gas’ revolving credit facility would not have significantly decreased net income for the period.
Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Hedging Volumes
As of April 19, 2011 our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2011 Fixed Price Volumes
Hedged Mcf	13,035,790	21,812,193	22,051,888	22,101,699	79,001,570
Weighted Average Hedge Price/Mcf	$5.56	$5.18	$5.18	$5.23	$5.26
2012 Fixed Price Volumes
Hedged Mcf	10,961,680	10,961,680	11,082,139	11,082,139	44,087,638
Weighted Average Hedge Price/Mcf	$5.64	$5.64	$5.64	$5.64	$5.64
2013 Fixed Price Volumes
Hedged Mcf	5,530,264	5,591,712	5,653,159	5,653,159	22,428,294
Weighted Average Hedge Price/Mcf	$5.12	$5.12	$5.12	$5.12	$5.12
2014 Fixed Price Volumes
Hedged Mcf	4,574,870	4,625,702	4,676,534	4,676,534	18,553,640
Weighted Average Hedge Price/Mcf	$5.39	$5.39	$5.39	$5.39	$5.39

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal controls over financial reporting. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The first through the fifteenth paragraphs of Note 11—Commitments and Contingencies in the notes to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q are incorporated herein by reference.

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
The operation of our mines is subject to regulation by the federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. We present information below regarding certain mining safety and health citations which MSHA has issued with respect to our coal mining operations. In evaluating this information, consideration should be given to factors such as: (i) the number of citations and orders will vary depending on the size of the coal mine, (ii) the number of citations issued will vary from inspector to inspector and mine to mine, and (iii) citations and orders can be contested and appealed, and in that process, are often reduced in severity and amount, and are sometimes dismissed.
During the three months ended March 31, 2011, neither CONSOL Energy’s mining complexes nor its closed and/or idled mines: (i) were assessed any Mine Act section 110(b)(2) penalties for failure to correct the subject matter of a Mine Act section 104(a) citation within the specified time period, which failure was deemed flagrant (i.e., a reckless or repeated failure to make reasonable efforts to eliminate a known violation that substantially and proximately caused, or reasonably could have been expected to cause, death or serious bodily injury) or (ii) received any MSHA written notices under Mine Act section 104(e) of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern. There was one Mine Act section 107(a) imminent danger orders to immediately remove miners. There was one pending legal action before the Federal Mine Safety and Health Review Commission (excluding actions pending before Administrative Law Judges). There were no fatalities during the three months ended March 31, 2011.

The table below sets forth by mining complex the total number of citations and/or orders issued by MSHA to CONSOL Energy and its subsidiaries under the indicated provisions of the Mine Act, together with the total dollar value of proposed MSHA assessments, received during the three months ended March 31, 2011 and legal actions pending before the Federal Mine Safety and Health Review Commission, together with the Administrative Law Judges thereof, for each of our mining complexes.

Name of Mine or Mining Complex(1)(2)	Mine Act Section 104 Significant & Substantial Citations(3)	Mine Act Section 104(b) Orders(4)	Mine Act Section 104(d) Citations & Orders(5)	Total Dollar Value of Proposed MSHA Assessments(6) (in thousands)	Number of Legal Actions Pending Before the Federal Mine Safety and Health Review Commission(7)
Enlow Fork	11	—	—	$43	8
Bailey	16	—	—	$23	8
McElroy	75	—	1	$1,673	13
Shoemaker	60	—	1	$219	14
Loveridge	67	—	7	$783	13
Robinson Run	48	—	2	$617	25
Blacksville #2	49	—	1	$431	16
Buchanan	35	—	—	$378	18
Amvest - Fola Complex	17	—	1	$40	10
Miller Creek Complex	25	—	—	$22	4
Other (Keystone Plant)	1	—	—	$—	—
 __________________________

(1)
MSHA assigns an identification number to each coal mine and may or may not assign separate identification numbers to related facilities such as preparation plants. We are providing the information in the table by mining complex rather than MSHA identification number because that is how we manage and operate our coal mining business.

(2)
We have not included currently closed or idled mines in the above table. Our closed and/or idled mines received four Mine Act section 104 Significant & Substantial citations in the three months ended March 31, 2011. Total proposed assessments were $60 in the three months ending March 31, 2011. There were 17 legal actions in total pending before the Federal Mine Safety and Health Review Commission for our closed and/or idle mines. These actions may have been initiated in prior quarters.

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

(6)
Includes proposed MSHA assessments received during the three months ended March 31, 2011 for all alleged violations. MSHA assessments are not necessarily made in the same period as the citation occurs.

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

2.1
Patent, Trademark and Copyright Assignment and Assumption dated as of April 12, 2011 between Wilmington Trust Company as assignor and PNC Bank, National Association as assignee, incorporated by reference to Exhibit 2.1 to Form 8-K filed on April 18, 2011.

2.2
Successor Agent Agreement dated as of April 12, 2011 among Wilmington Trust Company and David A. Varansky as existing agents, PNC Bank, National Association as Collateral Trustee and CONSOL Energy Inc. and certain of its subsidiaries, incorporated by reference to Exhibit 2.2 to Form 8-K filed on April 18, 2011.

2.3
Successor Agent Agreement dated as of April 12, 2011among Wilmington Trust Company and David A. Varansky as existing agents, PNC Bank, National Association as Collateral Trustee and CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 2.3 to Form 8-K filed on April 18, 2011.

3.2	Amended and Restated Bylaws of CONSOL Energy Inc., incorporated by reference to Exhibit 3.2 to Form 8-K filed on March 1, 2011.
3.2.1	Amended and Restated Bylaws of CONSOL Energy Inc. (marked to show changes to former bylaws), incorporated by reference to Exhibit 3.2.1 to Form 8-K filed on March 1, 2011.
4.1
Indenture, dated March 9, 2011, among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 6.375% Senior Notes Due 2021, incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 11, 2011.

4.2
Registration Rights Agreement by and among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers, dated as of March 9, 2011, incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 11, 2011.

10.1
Amended and Restated Credit Agreement dated as of April 12, 2011 among CONSOL Energy Inc., certain of its subsidiaries and the lender parties thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2011.

10.2
CNX Gas Continuing Agreement of Guaranty and Suretyship dated as of April 12, 2011 by CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 18, 2011.

10.3
Amended and Restated Credit Agreement dated as of April 12, 2011 among CNX Gas Corporation, certain of its subsidiaries and the lender parties thereto, incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 18, 2011.

10.4
CONSOL Amended and Restated Continuing Agreement of Guaranty and Suretyship dated as of April 12, 2011 by CONSOL Energy and certain of its subsidiaries, incorporated by reference to Exhibit 10.4 to Form 8-K filed on April 18, 2011.

10.5
Amended and Restated Continuing Agreement of Guaranty and Suretyship dated as of April 12, 2011 among CNX Gas Company LLC and certain of its subsidiaries, incorporated by reference to Exhibit 10.5 to Form 8-K filed on April 18, 2011.

10.6	Guaranty and Suretyship Agreement, dated as of April 30, 2003, by CONSOL Energy Inc., as guarantor in favor of CNX Funding Corporation.
10.7	First Amendment to Credit Agreement, dated as of March 1, 2011, by and among CNX Gas Corporation, the guarantors party thereto and PNC Bank, National Association as the Administrative Agent.
10.8	Long-Term Incentive Program (2011-2013).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2011 furnished in XBRL)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed. In accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission, Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2011

CONSOL ENERGY INC.

By:	/S/ J. BRETT HARVEY
J. Brett Harvey
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ WILLIAM J. LYONS
William J. Lyons
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)