Form 10-K/A
period 2012-12-31
CONSOL Energy Inc
filed 2013-02-08
CIK 1070412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the New York Stock Exchange on such date was $2,829,700,137.

The number of shares outstanding of the registrant’s common stock as of January 17, 2013 is 228,132,961 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of CONSOL Energy’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2013, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

Explanatory Note

Due to an administrative error, the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2013 included as an exhibit the Engineers’ Audit Letter prepared by Netherland, Sewell & Associates, Inc., dated January 31, 2012, which was filed as Exhibit 99 to the Annual Report on Form 10-K that was filed with the SEC on February 10, 2012. We are therefore amending our Annual Report on Form 10-K to include as Exhibit 99 herewith the Engineers’ Audit Letter prepared by Netherland, Sewell & Associates, Inc., dated February 7, 2013.

Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as discussed above.

The registrant hereby amends and restates section (a)(3) of “Item 15. Exhibits and Financial Statement Schedules” as follows:

3. Exhibits

2.1	Purchase and Sale Agreement, dated as of March 14, 2010, among Dominion Resources, Inc., Dominion Transmission, Inc., Dominion Energy, Inc. and CONSOL Energy Holdings LLC VI, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on March 16, 2010.

2.2	Parent Guarantee, dated March 14, 2010, by and among CONSOL Energy Inc. and Dominion Resources, Inc., Dominion Transmission, Inc. and Dominion Energy, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on March 16, 2010.

2.3	Asset Acquisition Agreement dated August 17, 2011 between CNX Gas Company LLC and Noble Energy, Inc., incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on August 18, 2011.

2.4	Joint Development Agreement by and among CNX Gas Company LLC and Noble Energy, Inc. dated as of September 30, 2011, incorporated by reference to Exhibit 2.2 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2011, filed on October 31, 2011.

3.1	Restated Certificate of Incorporation of CONSOL Energy Inc., incorporated by reference to Exhibit 3.1 to Form 8-K (file no. 001-14901) filed on May 8, 2006.

3.2	Amended and Restated Bylaws of CONSOL Energy Inc., dated as of February 23, 2011, incorporated by reference to Exhibit 3.2 to Form 8-K (file no. 001-14901) filed on March 1, 2011.

4.1	Indenture, dated as of April 1, 2010, among CONSOL Energy Inc., the Subsidiary Guarantors named therein and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.00% Senior Notes due 2017, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on April 2, 2010.

4.2	Supplemental Indenture, dated as of April 30, 2010, among Dominion Exploration & Production, Inc., Dominion Reserves, Inc., Dominion Coalbed Methane, Inc., Dominion Appalachian Development, LLC, Dominion Appalachian Development Properties, LLC, CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.00% Senior Notes due 2017, incorporated by reference to Exhibit 4.4 to Form 8-K/A (file no. 001-14901) filed on August 6, 2010.

4.3	Supplemental Indenture No. 2, dated as of June 16, 2010, among Cardinal States Gathering Company, CNX Gas Company LLC, CNX Gas Corporation, Coalfield Pipeline Company, Knox Energy, LLC, MOB Corporation, CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.00% Senior Notes due 2017, incorporated by reference to Exhibit 4.5 to Form 8-K/A (file no. 001-14901) filed on August 6, 2010.

4.4	Supplemental Indenture No. 3, dated as of August 24, 2011, to Indenture dated as of April 1, 2010 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.00% Senior Notes due 2017, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on August 29, 2011.

4.5	Indenture, dated as of April 1, 2010, among CONSOL Energy, Inc., the Subsidiary Guarantors named therein and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.25% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on April 2, 2010.

4.6	Supplemental Indenture, dated as of April 30, 2010, among Dominion Exploration & Production, Inc., Dominion Reserves, Inc., Dominion Coalbed Methane, Inc., Dominion Appalachian Development, LLC, Dominion Appalachian Development Properties, LLC, CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.25% Senior Notes due 2020, incorporated by reference to Exhibit 4.6 to Form 8-K/A (file no. 001-14901) filed on August 6, 2010.

4.7	Supplemental Indenture No. 2, dated as of June 16, 2010, among Cardinal States Gathering Company, CNX Gas Company LLC, CNX Gas Corporation, Coalfield Pipeline Company, Knox Energy, LLC, MOB Corporation, CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.25% Senior Notes due 2020, incorporated by reference to Exhibit 4.7 to Form 8-K/A (file no. 001-14901) filed on August 6, 2010.

4.8	Supplemental Indenture No. 3, dated as of August 24, 2011, to Indenture dated as of April 1, 2010 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 8.250% Senior Notes due 2020, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on August 29, 2011.

4.9	Indenture, dated as of March 9, 2011, among CONSOL Energy Inc., the Subsidiaries named therein and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 6.375% Senior Notes due 2021, incorporated by reference to Exhibit 4.1 to Form 8-K (file no. 001-14901) filed on March 11, 2011.

4.10	Supplemental Indenture No. 1, dated as of August 24, 2011, to Indenture dated as of March 9, 2011 among CONSOL Energy Inc., certain subsidiaries of CONSOL Energy Inc. and The Bank of Nova Scotia Trust Company of New York, as trustee, with respect to the 6.375% Senior Notes due 2021, incorporated by reference to Exhibit 4.3 to Form 8-K (file no. 001-14901) filed on August 29, 2011.

4.11	Rights Agreement, dated as of December 22, 2003, between CONSOL Energy Inc., and Equiserve Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4 to Form 8-K (file no. 001-14901) filed on December 22, 2003.

4.12	Registration Rights Agreement, dated as of April 1, 2010, by and among CONSOL Energy Inc., the Guarantors listed on Schedule I attached thereto and Banc of America Securities LLC, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 4.3 to From 8-K (file no. 001-14901) filed on April 2, 2010.

4.13	Registration Rights Agreement, dated as of March 9, 2011, by and among CONSOL Energy Inc., the Guarantors listed on Schedule I attached thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers, incorporated by reference to Exhibit 4.2 to Form 8-K (file no. 001-14901) filed on March 11, 2011.

10.1	Purchase and Sale Agreement, dated as of April 30, 2003, by and among CONSOL Energy Inc., CONSOL Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Gas Company LLC, CNX Marine Terminals Inc. and CNX Funding Corporation, incorporated by reference to Exhibit 10.30 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2003, filed on August 13, 2003.

10.2	First Amendment to Purchase and Sale Agreement dated as of April 30, 2007, entered into among CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc., each an “Originator” and CNX Funding Corporation, incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.3	Second Amendment to Purchase and Sale Agreement dated as of November 16, 2007, entered into among CONSOL Energy Inc. (“CONSOL Energy”), CONSOL Energy Sales Company, CONSOL of Kentucky Inc., Consol Pennsylvania Coal Company LLC, Consolidation Coal Company, Island Creek Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company and CNX Marine Terminals Inc. (each an “Existing Originator”) and collectively the “Existing Originators”), Fola Coal Company, LLC., Little Eagle Coal Company, LLC., Mon River Towing, Inc., Terry Eagle Coal Company, LLC., Tri-River Fleeting Harbor Service, Inc., and Twin Rivers Towing Company (each, a “New Originator” and collectively the “New Originators”; the Existing Originators and the New Originators, each an “Originator” and collectively, the “Originators”), Windsor Coal Company (the “Released Originator”) and CNX Funding Corporation, incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.4	Third Amendment to the Purchase and Sale Agreement, dated as of March 12, 2010, among CNX Marine Terminals Inc., CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company LLC, Consolidated Coal Company, Eighty-Four Mining Company, Fola Coal Company, L.L.C., Island Creek Coal Company, Keystone Coal Mining Corporation, Little Eagle Coal Company, L.L.C., McElroy Coal Company, Mon River Towing, Inc., Terry Eagle Coal Company, L.L.C., Twin Rivers Towing Company and CNX Funding Corporation, incorporated by reference to Exhibit 10.6 to Form 8-K (file no. 001-14901) filed on March 16, 2010.

10.5	Services Agreement, dated as of April 1, 2010, by and among CONSOL Energy Inc. and its subsidiaries (other than CNX Gas Corporation and its subsidiaries) and (b) CNX Gas Corporation and its subsidiaries, incorporated by reference to Exhibit 99(D)(11) of the Schedule TO filed on April 28, 2010.

10.6	Amended and Restated Receivable Purchase Agreement, dated as of April 30, 2007, by and among CNX Funding Corporation, CONSOL Energy Inc., CONSOL Energy Sales Company, CONSOL of Kentucky Inc., CONSOL Pennsylvania Coal Company, Consolidation Coal Company, Island Creek Coal Company, Windsor Coal Company, McElroy Coal Company, Keystone Coal Mining Corporation, Eighty-Four Mining Company, CNX Marine Terminals Inc., Market Street Funding LLC, Liberty Street Funding LLC, PNC Bank, National Association, and the Bank of Nova Scotia, incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.7	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of May 9, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.8	Second Amendment to Amended and Restated Receivables Purchase Agreement, dated as of July 27, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer (in such capacity, the “Servicer”), the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.9	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of November 16, 2007, entered into among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various new sub-servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.10	Fourth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of April 27, 2009, among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various Sub-Servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 001-14901) filed on March 16, 2010.

10.11	Fifth Amendment to Amended and Restated Receivables Purchase Agreement and Waiver, dated as of March 12, 2010, among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various Sub-Servicers listed on the signature pages thereto, the Conduit Purchasers listed on the signature pages thereto, the Purchaser Agents listed on the signature pages thereto, the LC Participants listed on the signature pages thereto, and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-14901) filed on March 16, 2010.

10.12	Sixth Amendment to Amended and Restated Receivables Purchase Agreement, dated as of April 23, 2010, among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various Sub-Servicers listed on the signature pages of the Amendment, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 2010 (file no. 001-14901), filed on February 10, 2011.

10.13	Seventh Amendment to Amended and Restated Receivables Purchase Agreement, dated as of March 30, 2012, among CNX Funding Corporation, CONSOL Energy Inc., as the initial Servicer, the various Sub-Servicers listed on the signature pages of the Amendment, the Conduit Purchasers listed on the signature pages of the Amendment, the Purchaser Agents listed on the signature pages of the Amendment, the LC Participants listed on the signature pages of the Amendment and PNC Bank, National Association, as Administrator and as LC Bank, incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012 (file no. 001-14901), filed on April 30, 2012.

10.14	Letter Agreement re: Receivables Purchase Agreement - Dilution Ratio, dated June 21, 2012, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012 (file no. 001-14901), filed on August 1, 2012.

10.15	Commitment Letter, dated March 14, 2010, among Banc of America Bridge LLC, Banc of America Securities LLC, PNC Bank, National Association PNC Capital Markets LLC and CONSOL Energy Inc., incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on March 16, 2010.

10.16	Share Tender Agreement, dated as of March 21, 2010, by and between CONSOL Energy Inc., and T. Rowe Price Associates, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on March 22, 2010 (Film No. 10695706).

10.17	Amended and Restated Credit Agreement, dated as of April 12, 2011, by and among CONSOL Energy Inc., the Guarantors Party thereto, the Lenders Party thereto, PNC Bank, National Association, as the Administrative Agent, Bank of America, N.A., as the Syndication Agent, The Bank of Nova Scotia, The Royal Bank of Scotland PLC and Sovereign Bank, as the Co-Documentation Agents, and PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.18	Amended and Restated Collateral Trust Agreement, dated as of May 7, 2010, by and among CONSOL Energy Inc. and its Designated Subsidiaries, Wilmington Trust Company, as Corporate Trustee and David A. Vanaskey, as Individual Trustee, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on May 13, 2010.

10.19	Amended and Restated Pledge Agreement, dated as of May 7, 2010, made and entered into by each of the pledgors listed on the signature pages thereto and each other persons and entities that become bound thereto from time to time by joinder, assumption, or otherwise and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 2.3 to Form 8-K (file no. 001-14901) filed on May 13, 2010.

10.20	Amended and Restated Security Agreement, dated as of May 7, 2010, by and among CONSOL Energy Inc., each of the parties listed on the signature pages thereto and each other persons and entities that become bound thereto from time to time by joinder, assumption, or otherwise and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 2.4 to Form 8-K (file no. 001-14901) filed on May 13, 2010.

10.21	Patent, Trademark and Copyright Security Agreement, dated as of June 27, 2007, by and among each of the pledgors listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption, or otherwise and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 10.20 to Form 10-K for the year ended December 31, 2010 (file no. 001-14901), filed on February 10, 2011.

10.22	First Amendment to Amended and Restated Patent, Trademark and Copyright Security Agreement, dated as of May 7, 2010, by and among each of the pledgors listed on the signature pages thereto and each other persons and entities that become bound thereto from time to time by joinder, assumption, or otherwise and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 2.5 to Form 8-K (file no. 001-14901) filed on May 13, 2010.

10.23	Patent, Trademark and Copyright Assignment and Assumption, dated as of April 12, 2011, between Wilmington Trust Company as assignor and PNC Bank, National Association as assignee, incorporated by reference to Exhibit 2.1 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.24	Guaranty and Suretyship Agreement, dated as of April 30, 2003, by CONSOL Energy Inc., as guarantor in favor of CNX Funding Corporation, incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2011, filed on May 3, 2011.

10.25	Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated as of May 7, 2010, jointly and severally given by each of the undersigned thereto and each of the other persons which become Guarantors thereunder from time to time in favor of PNC Bank, National Association, in its capacity as the administrative agent for the Lenders, in connection with that certain Amended and Restated Credit Agreement, as defined therein, incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2010 (file no. 001-14901), filed on February 10, 2011.

10.26	CNX Gas Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, by CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 10.2 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.27	Successor Agent Agreement, dated as of April 12, 2011, by and among among Wilmington Trust Company and David A. Varansky as existing agents, PNC Bank, National Association as Collateral Trustee and CONSOL Energy Inc. and certain of its subsidiaries, incorporated by reference to Exhibit 2.2 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.28	Amended and Restated Credit Agreement, dated as of April 12, 2011, by and among CNX Gas Corporation, the Guarantors Party thereto, the Lenders Party thereto, PNC Bank, National Association, as the Administrative Agent, Bank of America, N.A., as the Syndication Agent, The Bank of Nova Scotia, The Royal Bank of Scotland PLC and Wells Fargo Bank, N.A., as the Co-Documentation Agents, and PNC Capital Markets LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Bookrunners and Joint Lead Arrangers, incorporated by reference to Exhibit 10.3 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.29	Amendment No. 1 to Credit Agreement, dated as of December 14, 2011, by and among CNX Gas Corporation, the lenders and agents party thereto and PNC Bank, National Association, as Administrative Agent, incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2011 (file no. 001-14901, filed on February 10, 2012 (incorrectly tagged on Edgar as Exhibit 32).

10.30	Collateral Trust Agreement, dated as of May 7, 2010, by and among CNX Gas Corporation, its Designated Subsidiaries, Wilmington Trust Company, as Corporate Trustee and David A. Vanaskey, as Individual Trustee, incorporated by reference to Exhibit 2.1 to the CNX Gas Corporation Form 8-K (file no. 001-32723) filed on May 13, 2010.

10.31	Pledge Agreement, dated as of May 7, 2010, by each of the pledgors listed on the signature pages thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption or otherwise and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 2.2 to the CNX Gas Corporation Form 8-K (file no. 001-32723) filed on May 13, 2010.

10.32	Security Agreement, dated as of May 7, 2010, by and among CNX Gas Corporation and each of the undersigned parties thereto and each of the other persons and entities that become bound thereby from time to time by joinder, assumption or otherwise and Wilmington Trust Company, as Collateral Trustee, incorporated by reference to Exhibit 2.3 to the CNX Gas Corporation Form 8-K (file no. 001-32723) filed on May 13, 2010.

10.33	CONSOL Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, by CONSOL Energy and certain of its subsidiaries, incorporated by reference to Exhibit 10.4 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.34	Amended and Restated Continuing Agreement of Guaranty and Suretyship, dated as of April 12, 2011, among CNX Gas Company LLC and certain of its subsidiaries, incorporated by reference to Exhibit 10.5 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.35	Successor Agent Agreement, dated as of April 12, 2011, by and among Wilmington Trust Company and David A. Vanaskey as existing agents, PNC Bank, National Association as Collateral Trustee and CNX Gas Corporation and certain of its subsidiaries, incorporated by reference to Exhibit 2.3 to Form 8-K (file no. 001-14901) filed on April 18, 2011.

10.36	Closing Agreement by and between CNX Gas Company LLC and Noble Energy, Inc. dated as of September 30, 2011, incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2011, filed on October 31, 2011.

10.37	Employment Agreement, dated December 2, 2008, between CONSOL Energy Inc. and J. Brett Harvey incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.38	Time Sharing Agreement, dated as of May 1, 2007, by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 7, 2007.

10.39	Consulting Agreement dated, as July 1, 2010, by and between CONSOL Energy Inc., and John Whitmire, incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended September 30, 2010, filed on November 1, 2010.

10.40	Letter Agreement, dated August 24, 2007, by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on August 24, 2007.

10.41	Offer Letter, dated February 14, 2005, between CONSOL Energy Inc. and P. Jerome Richey, incorporated by reference to Exhibit 10.58 to Form 8-K (file no. 001-14901), filed on March 4, 2005.

10.42	Executive Officer Term Sheet with P. Jerome Richey incorporated by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.43	Change in Control Agreement by and between CONSOL Energy Inc. and J. Brett Harvey, incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.44	Change in Control Agreement by and between CONSOL Energy Inc. and William J. Lyons, incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.45	Change in Control Agreement by and between CONSOL Energy Inc. and P. Jerome Richey, incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.46	Change in Control Agreement by and between CONSOL Energy Inc. and Nicholas J. DeIuliis, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.47	Change in Control Agreement by and among CNX Gas Corporation, CONSOL Energy Inc. and Robert Pusateri, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.48	Change in Control Severance Agreement, dated as of December 2, 2008 and amended as of February 23, 2010, between CONSOL Energy Inc. and Robert Pusateri, incorporated by reference to Exhibit 10.9 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2010, filed on May 4, 2010.

10.49	Form of Indemnification Agreement for Directors and Executive Officers of CONSOL Energy Inc., incorporated by reference to Exhibit 10.6 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2009, filed on August 3, 2009.

10.50	Form of Indemnification Agreement for Directors and Executive Officers of CNX Gas Corporation, incorporated by reference to Exhibit 10.7 to Form 10-Q (file no. 001-14901) for the quarter ended June 30, 2009, filed on August 3, 2009.

10.51	Equity Incentive Plan, As Amended and Restated, effective May 1, 2012 incorporated by reference to Exhibit 10.1 to the Form 8-K (file no. 001-14901) filed on March 21, 2012.

10.52	Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on May 1, 2008.

10.53	Long-Term Incentive Program (2010 - 2012), incorporated by reference to Exhibit 10.8 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2010, filed on May 4, 2010.

10.54	Long-Term Incentive Program (2011 - 2013) (corrected for typographical error), incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2012, filed on April 30, 2012.

10.55	Long-Term Incentive Program (2012 - 2014), incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2012, filed on April 30, 2012.

10.56	Non-Employee Director Option Grant Notice, as amended, incorporated by reference to Exhibit 10.84 to the Form 8-K (file no. 001-14901) filed on October 24, 2005.

10.57	Form of Non-Qualified Stock Option Award Agreement For Employees, incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.58	Form of Non-Qualified Stock Option Award Agreement for Employees (February 17, 2009 and after), incorporated by reference to Exhibit 10.28 to Form S-4 (file no. 333-157894) filed on June 26, 2009.

10.59	Form of Employee Non-Qualified Performance Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on June 21, 2010.

10.60	Form of Restricted Stock Unit Award Agreement for Employees, incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.61	Form of Restricted Stock Unit Award for Employees (February 17, 2009 and after), incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Form S-4 (file no. 333-157894) filed on June 26, 2009.

10.62	Form of Restricted Stock Unit Award Agreement for Directors, incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 (file no. 333-149442) filed on February 28, 2008.

10.63	Form of Election and Restricted Stock Unit Award Agreement (Exchange Offer), incorporated by reference to Exhibit 99.1 to Form S-4/A (file no. 333-157894) filed on June 26, 2009.

10.64	Election Form to Exchange CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement), incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2009, filed on April 27, 2009.

10.65	Form of CONSOL Energy Inc. Restricted Stock Unit Award Agreement for Individuals Exchanging CNX Gas Performance Share Units into CONSOL Energy Inc. Restricted Stock Units (Private Placement), incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2009, filed on April 27, 2009.

10.66	Form of Performance Share Unit Award Agreement, incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2012, filed on April 30, 2012.

10.67	Summary of Non-Employee Director Compensation, incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2010 (file no. 001-14901), filed on February 10, 2011.

10.68	Directors Deferred Compensation Plan (1999 Plan), incorporated by reference to Exhibit 10.1 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.69	Hypothetical Investment Election Form Relating to Directors’ Deferred Compensation Plan (1999 Plan), incorporated by reference to Exhibit 10.53 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.70	Directors’ Deferred Fee Plan (2004 Plan) (Amended and Restated on December 4, 2007), incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.71	Hypothetical Investment Election Form Relating to Directors’ Deferred Fee Plan (2004 Plan), incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007 (file no. 001-14901), filed on February 19, 2008.

10.72	Form of Director Deferred Stock Unit Grant Agreement, incorporated by reference to Exhibit 10.95 to the Form 8-K (file no. 001-14901) filed on May 8, 2006.

10.73	Trust Agreement (Amended and Restated on March 20, 2008) (1999 Directors Deferred Compensation Plan), incorporated by reference to Exhibit 10.2 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.74	Trust Agreement (Amended and Restated on March 20, 2008) (2004 Directors Deferred Fee Plan), incorporated by reference to Exhibit 10.4 to Form 10-Q (file no. 001-14901) for the quarter ended March 31, 2008, filed on April 30, 2008.

10.75	Amended and Restated Retirement Restoration Plan of CONSOL Energy Inc., incorporated reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2008 (file no. 001-14901), filed on February 17, 2009.

10.76	Amended and Restated Supplemental Retirement Plan of CONSOL Energy Inc. effective January 1, 2007, as amended and restated on September 8, 2009, incorporated by reference to Exhibit 10.1 to Form 8-K (file no. 001-14901) filed on September 11, 2009.

10.77	Amendment to CONSOL Energy Inc. Supplemental Retirement Plan, dated as of October 17, 2011, incorporated by reference to Exhibit 10.3 to Form 10-Q (file no. 001-14901), for the quarter ended September 30, 2011, filed on October 31, 2011.

10.78	CNX Gas Corporation Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.23 to the CNX Gas Corporation Form 10-K for the year ended December 31, 2008 (file no. 001-32723), filed on February 17, 2009.

10.79	Form of Award Agreements under CNX Gas Corporation Equity Incentive Plan, as amended, incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Form S-1 (file no. 333-127483) for CNX Gas Corporation, filed on September 29, 2005.

10.80	Discretionary Bonus Agreement - William J. Lyons, dated as of December 19, 2012, incorporated by reference to Exhibit 10.80 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

12	Computation of Ratio of Earnings to Fixed Charges, incorporated by reference to Exhibit 12 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

14.1	Code of Employee Business Conduct, incorporated by reference to Exhibit 14.1 to Form 8-K (file no. 001-14901) filed on December 5, 2008.

21	Subsidiaries of CONSOL Energy Inc., incorporated by reference to Exhibit 21 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

23.1	Consent of Ernst & Young LLP, incorporated by reference to Exhibit 23.1 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

23.2	Consent of Netherland Sewell & Associates, Inc., incorporated by reference to Exhibit 23.2 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901), filed on February 7, 2013.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

95	Mine Safety Disclosure Exhibit, incorporated by reference to Exhibit 95 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

99	Engineers’ Audit Letter

101	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL), incorporated by reference to Exhibit 101 to Form 10-K for the year ended December 31, 2012 (file no. 001-14901, filed on February 7, 2013.

In accordance with SEC Release 33-8238, Exhibits 31.3 and 31.4 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of February, 2013.

CONSOL ENERGY INC.

By:	/s/ J. Brett Harvey
J. Brett Harvey

Chairman of the Board and Chief Executive Officer