Form 10-Q
period 2013-03-31
CONSOL Energy Inc
filed 2013-05-07
CIK 1070412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________________________
FORM 10-Q
  __________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 22,2013
Common stock, $0.01 par value	228,629,068

PART I
FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Sales—Outside	$1,226,165	$1,311,471
Sales—Gas Royalty Interests	14,204	12,206
Sales—Purchased Gas	1,358	839
Freight—Outside	14,061	49,293
Other Income	33,852	52,961
Total Revenue and Other Income	1,289,640	1,426,770
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	932,963	904,137
Gas Royalty Interests Costs	11,806	10,249
Purchased Gas Costs	959	517
Freight Expense	14,061	49,293
Selling, General and Administrative Expenses	33,670	38,903
Depreciation, Depletion and Amortization	161,315	155,347
Interest Expense	53,378	58,120
Taxes Other Than Income	82,787	91,627
Total Costs	1,290,939	1,308,193
(Loss) Earnings Before Income Taxes	(1,299)	118,577
Income Taxes	522	21,381
Net (Loss) Income	(1,821)	97,196
Add: Net Loss Attributable to Noncontrolling Interest	257	—
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(1,564)	$97,196
Earnings Per Share:
Basic	$(0.01)	$0.43
Dilutive	$(0.01)	$0.42
Weighted Average Number of Common Shares Outstanding:
Basic	228,318,123	227,269,269
Dilutive	228,318,123	230,124,011
Dividends Paid Per Share	$—	$0.125
The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Net (Loss) Income	$(1,821)	$97,196
Other Comprehensive Income:
Actuarially Determined Long-Term Liability Adjustments (Net of tax: ($28,250), ($35,897))	45,757	59,573
Net (Decrease) Increase in the Value of Cash Flow Hedge (Net of tax: $13,966, ($49,008))	(18,595)	76,076
Reclassification of Cash Flow Hedges from OCI to Earnings (Net of tax: $11,984, $31,380)	(22,713)	(47,941)

Other Comprehensive Income	4,449	87,708

Comprehensive Income	2,628	184,904

Add: Comprehensive Loss Attributable to Noncontrolling Interest	257	—

Comprehensive Income Attributable to CONSOL Energy Inc. Shareholders	$2,885	$184,904

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,058	$21,878
Accounts and Notes Receivable:
Trade	408,350	428,328
Notes Receivables	322,406	318,387
Other Receivables	153,697	131,131
Accounts Receivable - Securitized	30,119	37,846
Inventories	217,034	247,766
Deferred Income Taxes	160,750	148,104
Recoverable Income Taxes	6,602	—
Restricted Cash	—	48,294
Prepaid Expenses	115,156	157,360
Total Current Assets	1,439,172	1,539,094
Property, Plant and Equipment:
Property, Plant and Equipment	15,749,523	15,545,204
Less—Accumulated Depreciation, Depletion and Amortization	5,516,319	5,354,237
Total Property, Plant and Equipment—Net	10,233,204	10,190,967
Other Assets:
Deferred Income Taxes	425,079	444,585
Restricted Cash	20,383	20,379
Investment in Affiliates	248,127	222,830
Notes Receivable	25,995	25,977
Other	201,234	227,077
Total Other Assets	920,818	940,848
TOTAL ASSETS	$12,593,194	$12,670,909

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	(Unaudited)
	March 31, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$463,886	$507,982
Current Portion of Long-Term Debt	13,353	13,485
Short-Term Notes Payable	—	25,073
Accrued Income Taxes	—	34,219
Borrowings Under Securitization Facility	30,119	37,846
Other Accrued Liabilities	839,294	768,494
Total Current Liabilities	1,346,652	1,387,099
Long-Term Debt:
Long-Term Debt	3,124,240	3,124,473
Capital Lease Obligations	48,299	50,113
Total Long-Term Debt	3,172,539	3,174,586
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	2,825,925	2,832,401
Pneumoconiosis Benefits	175,952	174,781
Mine Closing	449,891	446,727
Gas Well Closing	150,973	148,928
Workers’ Compensation	154,573	155,648
Salary Retirement	172,306	218,004
Reclamation	43,833	47,965
Other	128,316	131,025
Total Deferred Credits and Other Liabilities	4,101,769	4,155,479
TOTAL LIABILITIES	8,620,960	8,717,164
Stockholders’ Equity:
Common Stock, $.01 Par Value; 500,000,000 Shares Authorized, 228,609,116 Issued and 228,574,361 Outstanding at March 31, 2013; 228,129,467 Issued and 228,094,712 Outstanding at December 31, 2012	2,289	2,284
Capital in Excess of Par Value	2,320,223	2,296,908
Preferred Stock, 15,000,000 shares authorized, None issued and outstanding	—	—
Retained Earnings	2,393,528	2,402,551
Accumulated Other Comprehensive Loss	(742,893)	(747,342)
Common Stock in Treasury, at Cost—34,755 Shares at March 31, 2013 and 34,755 Shares at December 31, 2012	(609)	(609)
Total CONSOL Energy Inc. Stockholders’ Equity	3,972,538	3,953,792
Noncontrolling Interest	(304)	(47)
TOTAL EQUITY	3,972,234	3,953,745
TOTAL LIABILITIES AND EQUITY	$12,593,194	$12,670,909

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total CONSOL Energy Inc. Stockholders’ Equity	Non- Controlling Interest	Total Equity
December 31, 2012	$2,284	$2,296,908	$2,402,551	$(747,342)	$(609)	$3,953,792	$(47)	$3,953,745
(Unaudited)
Net Loss	—	—	(1,564)	—	—	(1,564)	(257)	(1,821)
Other Comprehensive Income	—	—	—	4,449	—	4,449	—	4,449
Comprehensive Income (Loss)	—	—	(1,564)	4,449	—	2,885	(257)	2,628
Issuance of Common Stock	5	904	—	—	—	909	—	909
Treasury Stock Activity	—	—	(7,459)	—	—	(7,459)	—	(7,459)
Tax Cost From Stock-Based Compensation	—	(3,658)	—	—	—	(3,658)	—	(3,658)
Amortization of Stock-Based Compensation Awards	—	26,069	—	—	—	26,069	—	26,069
Balance at March 31, 2013	$2,289	$2,320,223	$2,393,528	$(742,893)	$(609)	$3,972,538	$(304)	$3,972,234

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net (Loss) Income	$(1,821)	$97,196
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	161,315	155,347
Stock-Based Compensation	26,069	16,252
Gain on Sale of Assets	(2,176)	(19,713)
Amortization of Mineral Leases	503	1,886
Deferred Income Taxes	305	(2,265)
Equity in Earnings of Affiliates	(4,797)	(7,935)
Changes in Operating Assets:
Accounts and Notes Receivable	27,137	(17,990)
Inventories	30,732	(26,662)
Prepaid Expenses	7,944	6,231
Changes in Other Assets	6,749	10,837
Changes in Operating Liabilities:
Accounts Payable	(26,474)	(39,312)
Other Operating Liabilities	19,940	62,233
Changes in Other Liabilities	16,652	(8,928)
Other	6,202	2,309
Net Cash Provided by Operating Activities	268,280	229,486
Investing Activities:
Capital Expenditures	(405,972)	(306,446)
Change in Restricted Cash	48,294	—
Proceeds from Sales of Assets	138,636	28,611
Investments In Equity Affiliates	(12,500)	(10,250)
Net Cash Used in Investing Activities	(231,542)	(288,085)
Financing Activities:
Payments on Miscellaneous Borrowings	(27,601)	(2,330)
Payments on Securitization Facility	(7,727)	—
Tax Benefit from Stock-Based Compensation	730	750
Dividends Paid	—	(28,387)
Issuance of Common Stock	909	54
Issuance of Treasury Stock	—	109
Debt Issuance and Financing Fees	131	(20)
Net Cash Used In Financing Activities	(33,558)	(29,824)
Net Increase (Decrease) in Cash and Cash Equivalents	3,180	(88,423)
Cash and Cash Equivalents at Beginning of Period	21,878	375,736
Cash and Cash Equivalents at End of Period	$25,058	$287,313

The accompanying notes are an integral part of these financial statements.

CONSOL ENERGY INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

NOTE 1—BASIS OF PRESENTATION:

The accompanying Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for future periods.

The balance sheet at December 31, 2012 has been derived from the Audited Consolidated Financial Statements at that date but does not include all the notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Consolidated Financial Statements and related notes for the year ended December 31, 2012 included in CONSOL Energy Inc.'s Form 10-K.

Certain amounts in prior periods have been reclassified to conform with the report classifications of the year ended December 31, 2012, with no effect on previously reported net income or stockholders' equity.

Basic earnings per share are computed by dividing net (loss) income attributable to shareholders by the weighted average shares outstanding during the reporting period. Dilutive earnings per share are computed similarly to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options and performance stock options and the assumed vesting of restricted and performance share units, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options and performance share options were exercised, that outstanding restricted stock units and performance share units were released, and that the proceeds from such activities were used to acquire shares of common stock at the average market price during the reporting period. CONSOL Energy Inc. (CONSOL Energy or the Company) includes the impact of pro forma deferred tax assets in determining potential windfalls and shortfalls for purposes of calculating assumed proceeds under the treasury stock method. The table below sets forth the share-based awards that have been excluded from the computation of the diluted earnings per share because their effect would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Anti-Dilutive Options	5,011,771	1,574,922
Anti-Dilutive Restricted Stock Units	1,459,228	12,203
Anti-Dilutive Performance Share Units	700,040	—
Anti-Dilutive Performance Share Options	602,101	100,350
Anti-Dilutive CONSOL Share Units	891,921	—
	8,665,061	1,687,475

The table below sets forth the share-based awards that have been exercised or released:

	Three Months Ended March 31,
	2013	2012
Options	84,994	11,716
Restricted Stock Units	478,509	458,018
Performance Share Units	159,228	229,730
	722,731	699,464

The weighted average exercise price per share of the options exercised during the three months ended March 31, 2013 and 2012 was $10.65 and $13.81, respectively.

The computations for basic and dilutive earnings per share are as follows:

	Three Months Ended March 31,
	2013	2012
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(1,564)	$97,196
Weighted average shares of common stock outstanding:
Basic	228,318,123	227,269,269
Effect of stock-based compensation awards	—	2,854,742
Dilutive	228,318,123	230,124,011
Earnings per share:
Basic	$(0.01)	$0.43
Dilutive	$(0.01)	$0.42

Changes in Accumulated Other Comprehensive Income / (Loss) by component, net of tax, were as follows:

	Gains and Losses on Cash Flow Hedges	Postretirement Benefits	Total
Balance at December 31, 2012	$76,761	$(824,103)	$(747,342)
Other comprehensive income before reclassifications	(18,595)	18,497	(98)
Amounts reclassified from accumulated other comprehensive income	(22,713)	27,260	4,547
New current period other comprehensive income	(41,308)	45,757	4,449
Balance at March 31, 2013	$35,453	$(778,346)	$(742,893)

The following table shows the reclassification of adjustments out of Accumulated Other Comprehensive Loss:

	Three Months Ended March 31,
	2013	2012
Derivative Instruments (Note 12)
Natural gas price swaps	$(34,697)	$(79,321)
Tax benefit	11,984	31,380
Net of tax	$(22,713)	$(47,941)
Actuarially Determined Long-Term Liability Adjustments*(Note 3 and Note 4)
Amortization of prior service costs	$(8,212)	$(12,106)
Recognized net actuarial loss	25,188	27,005
Settlement loss	27,115	—
Total	44,091	14,899
Tax expense	(16,831)	(5,602)
Net of tax	$27,260	$9,297

*Excludes amounts related to the remeasurement of the Actuarially Determined Long-Term Liabilities for the three months ended March 31, 2013 and March 31, 2012.

NOTE 2—ACQUISITIONS AND DISPOSITIONS:

During the three months ended March 31, 2013, CNX Gas Company LLC (CNX Gas Company), a wholly owned subsidiary of CONSOL Energy, completed negotiations with the Allegheny County Airport Authority, which operates the Pittsburgh International Airport and the Allegheny County Airport, for the lease of the oil and gas rights on approximately 9.3 thousand acres.  A majority of these contiguous acres are in the liquids area of the Marcellus Shale play.  CNX Gas Company paid $46,315 as an up-front bonus payment at closing.  Approximately 7.6% of the bonus payment was placed into escrow while negotiations continue for a portion of the acres associated with the Allegheny County Airport and other acres that have potentially defective title.  CNX Gas Company must spud a well by February 21, 2015 and proceed with due diligence to complete the well or the lease terminates and CNX Gas Company foregoes the bonus. Our joint venture partner, Noble Energy, has indicated that it intends to acquire 50% of the acreage and accordingly, incur 50% of the associated costs.

In March 2013, CONSOL Energy completed a sale-leaseback of longwall shields for the Shoemaker Mine. Cash proceeds for the sale were $63,839. A loss of $279 was recognized due to transaction fees and is included in Other Income in the Consolidated Statement of Income. The lease has been accounted for as an operating lease. The lease term is five years.

In January 2013, CONSOL Energy completed a sale-leaseback of longwall shields for the Bailey Mine. Cash proceeds for the sale were $71,166. A loss of $358 was recognized due to transaction fees and is included in Other Income in the Consolidated Statement of Income. The lease has been accounted for as an operating lease. The lease term is five years.

On December 21, 2012, CONSOL Energy completed the disposition of its non-producing Ram River & Scurry Ram assets in Western Canada which consisted of 36 thousand acres of coal lands. In December 2012, cash proceeds of $51,869, of which $48,294 was restricted, were received related to this transaction. These proceeds were net of $637 in transaction fees. The restrictions on the cash were removed during the three months ended March 31, 2013 and are reflected as a Change in Restricted Cash in the Investing section of the Consolidated Statement of Cash Flows. Additionally, a note receivable was recognized in 2012 related to the two additional cash payments to be received in June 2013 and June 2014. Notes receivables of $25,500 and $24,500 were recorded in Accounts and Notes Receivables and Other Assets in the Consolidated Balance Sheet, respectively. The gain on the transaction was $89,943 and was included in Other Income in the Consolidated Statement of Income for the year ended December 31, 2012.

On February 9, 2012, CONSOL Energy completed the disposition of its Burning Star No. 4 property in Illinois, which consisted of 4.3 thousand acres of coal lands and surface rights, for proceeds of $13,023. The gain on the transaction was $11,261 and is included in Other Income in the Consolidated Statements of Income for the three month period ended March 31, 2012.

NOTE 3—COMPONENTS OF PENSION AND OTHER POSTRETIREMENT BENEFIT (OPEB) PLANS NET PERIODIC BENEFIT COSTS:

Components of net periodic costs for the three months ended March 31 are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$5,706	$5,153	$4,849	$5,200
Interest cost	8,843	9,378	29,619	35,527
Expected return on plan assets	(12,144)	(11,627)	—	—
Amortization of prior service cost (credits)	(408)	(408)	(7,804)	(11,599)
Recognized net actuarial loss	12,175	12,263	17,595	20,345
Settlement loss	27,115	—	—	—
Net periodic benefit cost	$41,287	$14,759	$44,259	$49,473

For the three months ended March 31, 2013, $18,560 was paid to the pension trust for pension benefits from operating cash flows. CONSOL Energy expects to contribute to the pension trust using prudent funding methods. Currently, depending on asset values and asset returns held in the trust, we expect to contribute $50,000 to the pension trust in 2013. Net periodic benefit costs are allocated to Costs of Goods Sold and Other Operating Charges and Selling, General and Administrative Expenses in the results of operations.

According to the Defined Benefit Plans Topic of the FASB Accounting Standards Codification, if the lump sum distributions made for the plan year, which for CONSOL Energy is January 1 to December 31, exceed the total of the projected service cost and interest cost for the plan year, settlement accounting is required. Lump sum payments exceeded this threshold during the first quarter of 2013. Accordingly, CONSOL Energy recognized expense of $27,115 for the quarter ended March 31, 2013 in Costs of Goods Sold and Other Operating Charges in the results of operations. The settlement charge represented a pro rata portion of the net unrecognized loss based on the percentage reduction in the projected benefit obligation due to the lump sum payments. The settlement charge noted above also resulted in a remeasurement of the pension plan at March 31, 2013. The remeasurement resulted in a change to the discount rate to 4.12% at March 31, 2013 from 4.00% at December 31, 2012. The remeasurement reduced the pension liability by $29,916. The settlement and the corresponding remeasurement of the pension plan resulted in an adjustment of $35,261 in other comprehensive income, net of $21,770 in deferred taxes. Currently, the settlement and remeasurement of the pension plan will result in a $6,760 reduction to pension expense compared to what was originally expected to be recognized for the remaining nine months of 2013. It is reasonably possible that CONSOL Energy will incur additional settlement charges in 2013, which would require the pension plan to be remeasured using updated assumptions.

CONSOL Energy does not expect to contribute to the other postemployment benefit plan in 2013. We intend to pay benefit claims as they become due. For the three months ended March 31, 2013, $41,922 of other postemployment benefits have been paid.
NOTE 4—COMPONENTS OF COAL WORKERS’ PNEUMOCONIOSIS (CWP) AND WORKERS’ COMPENSATION NET PERIODIC BENEFIT COSTS:
Components of net periodic costs (benefits) for the three months ended March 31 are as follows:

	CWP		Workers' Compensation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$2,135	$1,928	$3,533	$3,634
Interest cost	1,808	1,991	1,655	1,778
Amortization of actuarial gain	(4,213)	(4,934)	(699)	(986)
State administrative fees and insurance bond premiums	—	—	1,659	1,910
Legal and administrative costs	—	—	591	648
Net periodic (benefit) cost	$(270)	$(1,015)	$6,739	$6,984

CONSOL Energy does not expect to contribute to the CWP plan in 2013. We intend to pay benefit claims as they become due. For the three months ended March 31, 2013, $2,698 of CWP benefit claims have been paid.
CONSOL Energy does not expect to contribute to the workers’ compensation plan in 2013. We intend to pay benefit claims as they become due. For the three months ended March 31, 2013, $8,640 of workers’ compensation benefits, state administrative fees and surety bond premiums have been paid.

NOTE 5—INCOME TAXES:

The following is a reconciliation, stated in dollars and as a percentage of pretax income, of the U.S. statutory federal income tax rate to CONSOL Energy’s effective tax rate:

	For the Three Months Ended March 31,
	2013		2012
	Amount	Percent	Amount	Percent
Statutory U.S. federal income tax rate	$(455)	35.0%	$41,502	35.0%
Impact of excess tax depletion	1,428	(109.9)	(26,514)	(22.4)
Net effect of state income taxes	(179)	13.7	3,510	3.0
Other	(272)	21.0	2,883	2.4
Income Tax Expense / Effective Rate	$522	(40.2)%	$21,381	18.0%

The effective rates for the three months ended March 31, 2013 and 2012 were calculated using the annual effective rate projection on recurring earnings and include tax liabilities related to certain discrete transactions which are described below. The effective tax rate is sensitive to changes in annual profitability and percentage depletion.

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
The total amounts of uncertain tax positions at March 31, 2013 and 2012 were $22,770 and $25,570, respectively. If these uncertain tax positions were recognized, approximately $2,071 and $3,891, respectively, would affect CONSOL Energy’s effective tax rate. There were no additions to the liability for unrecognized tax benefits during the three months ended March 31, 2013 and 2012.
CONSOL Energy recognizes interest accrued related to uncertain tax positions in its interest expense. As of March 31, 2013 and 2012, the Company reported an accrued interest liability relating to uncertain tax positions of $5,165 and $5,741, respectively. The accrued interest liability includes interest expense that is reflected in the Company’s Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 of $335 and $368, respectively.
CONSOL Energy recognizes penalties related to uncertain tax positions in its income tax expense. As of March 31, 2013 and 2012, CONSOL Energy had no accrued liability for tax penalties.

CONSOL Energy and its subsidiaries file federal income tax returns with the United States and returns within various states and Canadian jurisdictions. With few exceptions, the Company is no longer subject to United States federal, state, local, or non-U.S. income tax determinations by tax authorities for the years before 2008.

NOTE 6—INVENTORIES:

Inventory components consist of the following:

	March 31, 2013	December 31, 2012
Coal	$51,954	$78,825
Merchandise for resale	35,120	35,363
Supplies	129,960	133,578
Total Inventories	$217,034	$247,766

Inventories are stated at the lower of cost or market. The cost of coal inventories is determined by the first-in, first-out (FIFO) method. Coal inventory costs include labor, supplies, equipment costs, operating overhead, depreciation, depletion and amortization, and other related costs.

Merchandise for resale is valued using the last-in, first-out (LIFO) cost method. The excess of replacement cost of merchandise for resale inventories over carrying LIFO value was $19,726 and $19,700 at March 31, 2013 and December 31, 2012, respectively.

NOTE 7—ACCOUNTS RECEIVABLE SECURITIZATION:
CONSOL Energy and certain of our U.S. subsidiaries are party to a trade accounts receivable facility with financial institutions for the sale on a continuous basis of eligible trade accounts receivable. The facility allows CONSOL Energy to receive on a revolving basis up to $200,000. The facility also allows for the issuance of letters of credit against the $200,000 capacity. At March 31, 2013, there were letters of credit outstanding against the facility of $159,281. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on the Company's financial condition. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements.
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
The cost of funds under this facility is based upon commercial paper rates, plus a charge for administrative services paid to the financial institutions. Costs associated with the receivables facility totaled $472 and $419 for the three months ended March 31, 2013 and 2012, respectively. These costs have been recorded as financing fees which are included in Cost of Goods Sold and Other Operating Charges in the Consolidated Statements of Income. No servicing asset or liability has been recorded. The receivables facility expires in March 2017 with the underlying liquidity agreement renewing annually each March.
At March 31, 2013 and December 31, 2012, eligible accounts receivable totaled $199,800 and $200,000, respectively. There was subordinated retained interest of $10,400 at March 31, 2013. There was no subordinated retained interest at December 31, 2012. There were $30,119 borrowings under the Securitization Facility recorded on the Consolidated Balance Sheet as of March 31, 2013 and $37,846 at December 31, 2012. The accounts receivable securitization program decreased by $7,727 in the three months ended March 31, 2013 and there was no change in the three months ended March 31, 2012. The decrease is reflected in the Net Cash Used in Financing Activities in the Consolidated Statement of Cash Flows. In accordance with the facility agreement, the Company is able to receive proceeds based upon the eligible accounts receivable at the previous month end.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT:

	March 31, 2013	December 31, 2012
Coal and other plant and equipment	$6,032,128	$6,030,620
Intangible drilling cost	1,623,391	1,550,297
Proven gas properties	1,600,532	1,596,838
Coal properties and surface lands	1,351,271	1,346,151
Unproven gas properties	1,321,108	1,266,017
Gas gathering equipment	1,024,952	1,006,882
Airshafts	711,586	706,388
Mine development	561,288	537,939
Leased coal lands	529,741	529,758
Gas wells and related equipment	508,768	492,367
Coal advance mining royalties	394,438	391,501
Other gas assets	82,094	82,217
Gas advance royalties	8,226	8,229
Total Property Plant and Equipment	15,749,523	15,545,204
Less: Accumulated DD&A	5,516,319	5,354,237
Total Net PP&E	$10,233,204	$10,190,967

Industry Participation Agreements

CONSOL Energy has two significant industry participation agreements (referred to as "joint ventures" or "JVs") that provided drilling and completion carries for our retained interests.

On October 21, 2011, CNX Gas Company, a wholly owned subsidiary of CONSOL Energy, completed a sale to Hess Ohio Developments, LLC (Hess) of 50% of nearly 200 thousand net Utica Shale acres in Ohio. As part of the transaction, CONSOL Energy and Hess entered into a joint development agreement pursuant to which Hess agreed to pay approximately $534,000 in the form of a 50% drilling carry of certain CONSOL Energy working interest obligations as the acreage is developed. Under the asset acquisition agreement, Hess had the right to perform due diligence on the title to the oil and gas interests which we conveyed to them and Hess's aggregate carried cost obligation under the joint venture agreements would be reduced by the value the parties allocated in the transaction to the acreage which subsequently proved to be defective. Based on title work performed by Hess as part of the title defect process, we believe that there are chain of title issues with respect to approximately 38 thousand of the joint venture acres (with a carry value of approximately $153,000), most of which likely cannot be cured. We are currently in discussions with Hess regarding an agreement to finally resolve the title defect process. If we are unable to reach an agreement, the title defects that Hess formally asserts will be resolved in arbitration in accordance with the asset acquisition agreement.

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

Under our joint venture agreement with Noble, Noble had the right to perform due diligence on the title to the oil and gas interests which we conveyed to them and to assert that title to the acreage is defective. CONSOL Energy can then review and respond to the asserted title defects, or cure them, and ultimately, if the claim is not resolved, either party can submit the defect to an arbitrator for resolution. If Noble establishes any title defects which are either not resolved in favor of CONSOL Energy or cured by us, then subject to certain deductibles, Noble's aggregate carried cost obligation under the joint venture agreement will be reduced by the value the parties previously allocated to the affected acreage in the transaction. If a significant percentage of the oil and gas interests we contributed have title defects which cannot be resolved or cured, the carried costs could be materially reduced and our aggregate share of the drilling and completion costs for wells in this joint venture could materially increase. Pursuant to the joint venture agreement, Noble Energy has submitted a final title defect notice to CONSOL Energy. Based on our review of this title defect notice, Noble has asserted title defects with respect to approximately 93 thousand gross deal acres, having a carry value of approximately $610,000, which we have not yet addressed. We are working closely with Noble to address these alleged defects and we believe that we will resolve or cure most of these defects favorably to CONSOL Energy. To date, we have conceded defects which have an aggregate value of approximately $37,000 in excess of the applicable deductible, and will attempt to cure as many of those defects as possible. The impact of these conceded defects on the Company's financial statements was $6,310 for the three months ended March 31, 2013.

The following table provides information about our industry participation agreements as of March 31, 2013:

Shale Play	Industry Participation Agreement Partner	Industry Participation Agreement Date	Drilling Carries Remaining*
Marcellus	Noble Energy, Inc.	September 30, 2011	$2,052,790
Utica	Hess Ohio Developments, LLC	October 21, 2011	$496,723

*See above for a description of the impact on the drilling carries of title defects that have been asserted and that may be asserted by Noble Energy and Hess.

NOTE 9—SHORT-TERM NOTES PAYABLE:
CONSOL Energy's $1,500,000 Senior Secured Credit Agreement expires April 12, 2016. The facility is secured by substantially all of the assets of CONSOL Energy and certain of its subsidiaries. CONSOL Energy's credit facility allows for up to $1,500,000 of borrowings and letters of credit. CONSOL Energy can request an additional $250,000 increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (Adjusted EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio was 4.42 to 1.00 at March 31, 2013. The facility includes a maximum leverage ratio covenant of not more than 4.75 to 1.00, measured quarterly through March 31, 2013, and no more than 4.50 to 1.00 thereafter. The leverage ratio was 2.86 to 1.00 at March 31, 2013. The facility also includes a senior secured leverage ratio covenant of not more than 2.00 to 1.00, measured quarterly. The senior secured leverage ratio was 0.09 to 1.00 at March 31, 2013. Affirmative and negative covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another corporation and amend, modify or restate the senior unsecured notes. At March 31, 2013 and December 31, 2012, the $1,500,000 facility had no borrowings outstanding and $100,292 of letters of credit outstanding, leaving $1,399,708 of capacity available for borrowings and the issuance of letters of credit.

CNX Gas Corporation's (CNX Gas) $1,000,000 Senior Secured Credit Agreement expires April 12, 2016. The facility is secured by substantially all of the assets of CNX Gas and its subsidiaries. CNX Gas' credit facility allows for up to $1,000,000 for borrowings and letters of credit. CNX Gas can request an additional $250,000 increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. Covenants in the facility limit CNX Gas’ ability to dispose of assets, make investments, pay dividends and merge with another corporation. The credit facility allows investments in joint ventures for the development and operation of gas gathering systems and provides for $600,000 of loans, advances and dividends from CNX Gas to CONSOL Energy. Investments in CONE Gathering, LLC (CONE) are unrestricted. The facility includes a maximum leverage ratio covenant of not more than 3.50 to 1.00, measured quarterly. The leverage ratio was 0.56 to 1.00 at March 31, 2013. The facility also includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. This ratio was 42.09 to 1.00 at March 31, 2013. At March 31, 2013 and December 31, 2012, the $1,000,000 facility had no borrowings outstanding and $70,203 of letters of credit outstanding, leaving $929,797 of capacity available for borrowings and the issuance of letters of credit. The average interest rate for the three months ended March 31, 2013 was 1.89%. Accrued interest of $119 and $29 is included in Other Accrued Liabilities in the Consolidated Balance Sheet at March 31, 2013 and at December 31, 2012, respectively.

NOTE 10—LONG-TERM DEBT:

	March 31, 2013	December 31, 2012
Debt:
Senior notes due April 2017 at 8.00%, issued at par value	$1,500,000	$1,500,000
Senior notes due April 2020 at 8.25%, issued at par value	1,250,000	1,250,000
Senior notes due March 2021 at 6.375%, issued at par value	250,000	250,000
MEDCO revenue bonds in series due September 2025 at 5.75%	102,865	102,865
Advance royalty commitments (7.43% weighted average interest rate for March 31, 2013 and December 31, 2012)	20,394	20,394
Other long-term notes maturing at various dates through 2031 (total value of $6,956 less unamortized discount of $1,411 at March 31, 2013)	5,545	5,758
	3,128,804	3,129,017
Less amounts due in one year *	4,564	4,544
Long-Term Debt	$3,124,240	$3,124,473

* Excludes current portion of Capital Lease Obligations of $8,789 and $8,941 at March 31, 2013 and December 31, 2012, respectively.

Accrued interest related to Long-Term Debt of $113,586 and $63,363 was included in Other Accrued Liabilities in the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively.

NOTE 11—COMMITMENTS AND CONTINGENCIES:
CONSOL Energy and its subsidiaries are subject to various lawsuits and claims with respect to such matters as personal injury, wrongful death, damage to property, exposure to hazardous substances, governmental regulations including environmental remediation, employment and contract disputes and other claims and actions arising out of the normal course of business. We accrue the estimated loss for these lawsuits and claims when the loss is probable and can be estimated. Our current estimated accruals related to these pending claims, individually and in the aggregate, are immaterial to the financial position, results of operations or cash flows of CONSOL Energy. It is possible that the aggregate loss in the future with respect to these lawsuits and claims could ultimately be material to the financial position, results of operations or cash flows of CONSOL Energy; however, such amounts cannot be reasonably estimated. The amount claimed against CONSOL Energy is disclosed below when an amount is expressly stated in the lawsuit or claim, which is not often the case. The maximum aggregate amount claimed in those lawsuits and claims, regardless of probability, where a claim is expressly stated or can be estimated, exceeds the aggregate amounts accrued for all lawsuits and claims by approximately $845,000.

The following lawsuits and claims include those for which a loss is probable and an accrual has been recognized.

American Electric Corp: On August 8, 2011, the United States Environmental Protection Agency, Region IV, sent Consolidation Coal Company a General Notice and Offer to Negotiate regarding the Ellis Road/American Electric Corp. Superfund Site in Jacksonville, Florida. The General Notice was sent to approximately 180 former customers of American Electric Corp. CONSOL Energy has confirmed that it did business with American Electric Corp. in 1983 and 1984. The General Notice indicated that the Environmental Protection Agency (EPA) has determined that polychlorinated biphenyls (PCBs) and other contaminants in the soils and sediments at and near the site require a removal action. The Offer to Negotiate invited the potentially responsible parties (PRPs) to enter into an Administrative Settlement Agreement and Order on Consent (AOC) to provide for conducting the removal action under the EPA oversight and to reimburse the EPA for its past costs, in the amount of $384 and for its future costs. CONSOL Energy responded to the EPA indicating its willingness to participate in such negotiations, and CONSOL Energy is participating in a group of potentially responsible parties to conduct the removal action. The AOC was signed on July 20, 2012, and as a result, the EPA granted the performing parties a $408 orphan share credit, which will offset the EPA's past costs. The actual scope of the work has yet to be determined, but the current estimate of the total costs of the removal action is in the range of $2,000 to $5,400, with CONSOL Energy's share of such costs at approximately 8%. In 2011, CONSOL Energy established an initial accrual based on its allocated share of the costs among the viable former customers of American Electric Corp. During the year ended December 31, 2012, CONSOL Energy funded $250 to an independent trust established for the remediation, which is 50% of CONSOL Energy's allocated share of the trust fund. The liability is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheet.

Ward Transformer Superfund Site: CONSOL Energy was notified in November 2004 by the EPA that it is a potentially responsible party (PRP) under the Superfund program established by the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), with respect to the Ward Transformer site in Wake County, North Carolina. The EPA, CONSOL Energy and two other PRPs entered into an administrative Settlement Agreement and Order of Consent, requiring those PRPs to undertake and complete a PCB soil removal action, at and in the vicinity of the Ward Transformer property. In June 2008, while conducting the PCB soil excavation on the Ward property, it was determined that PCBs have migrated onto adjacent properties and in September 2008, the EPA notified CONSOL Energy and 60 other companies that they are PRPs for these additional areas. The current estimated cost of remedial action for the area CONSOL Energy was originally named a PRP, including payment of the EPA's past and future cost, is approximately $65,000. The current estimated cost of the most likely remediation plan for the additional areas discovered is approximately $11,000. CONSOL Energy recognized no expense in Cost of Goods Sold and Other charges in the three months ended March 31, 2013 and 2012, respectively. Also, CONSOL Energy has provided funding to an independent trust established for this remediation. No funding was made in the three months ended March 31, 2013 or 2012, respectively. As of March 31, 2013, CONSOL Energy and the other participating PRPs had asserted CERCLA cost recovery and contribution claims against approximately 225 nonparticipating PRPs to recover a share of the costs incurred and to be incurred to conduct the removal actions at the Ward Site. CONSOL Energy's portion of recoveries from settled claims is $4,393. Accordingly, the liability reflected in Other Accrued Liabilities was reduced by these settled claims. The remaining net liability at March 31, 2013 is $3,167.

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

Ryerson Dam Litigation: In 2008, the Pennsylvania Department of Conservation and Natural Resources (the Commonwealth) filed a six-count Complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, claiming that the Company's underground longwall mining activities at its Bailey Mine caused cracks and seepage damage to the Ryerson Park Dam. The Commonwealth subsequently breached the dam, thereby eliminating the Ryerson Park Lake. The Commonwealth claimed that the Company is liable for dam reconstruction costs, lake restoration costs and natural resource damages totaling $58,000. In October 2008, the Common Pleas Court ruled that natural resource damages were not recoverable and referred the Commonwealth's claim to the Pennsylvania Department of Environmental Protection (DEP). On February 16, 2010, the DEP issued an interim report, concluding that the alleged damage was subsidence related. The DEP estimated the cost of repair to be approximately $20,000. The Company has appealed the DEP's findings to the Pennsylvania Environmental Hearing Board (PEHB), which will consider the case de novo, meaning without regard to the DEP's decision, as to any finding of causation of damage and/or the amount of damages. Either party may appeal the decision of the PEHB to the Pennsylvania Commonwealth Court, and then, as may be allowed, to the Pennsylvania Supreme Court. As to the underlying claim, CONSOL Energy believes it is not responsible for the damage to the dam and that numerous grounds exist upon which to challenge the propriety of the claims. If CONSOL Energy is ultimately found to be liable for damages to the dam, we believe the range of loss would be between $9,000 and $30,000. There have been settlement discussions and we have established an accrual to cover our estimated settlement liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheet. See Note 18 - Subsequent Events for additional information.

South Carolina Electric & Gas Company Arbitration: In April, 2009, South Carolina Electric & Gas Company (SCE&G), a public utility, filed an arbitration complaint, against CONSOL of Kentucky and CONSOL Energy Sales Company, both wholly owned subsidiaries of CONSOL Energy, seeking $36,000 in damages. SCE&G claimed it suffered those damages in obtaining cover coal to replace coal which was not delivered in 2008 under a coal sales agreement.  CONSOL Energy counterclaimed against SCE&G for $9,400 for terminating coal shipments under the sales agreement, alleging that SCE&G had agreed that shortfalls could be made up in 2009.  A four day hearing on the claims commenced on April 30, 2012. On December 21, 2012, the Arbitration Panel awarded SCE&G $9,735, plus interest at 8.75% from January 9, 2011, and attorney fees. The Award is against CONSOL of Kentucky only. The Panel is currently considering SCE&G's attorney fee claim of $1,873, which has been vigorously opposed by CONSOL Energy. We have established an accrual to cover our estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheet.

Hale Litigation: A purported class action lawsuit was filed on September 23, 2010 in the U.S. District Court in Abingdon, Virginia styled Hale v. CNX Gas Company, et. al. The lawsuit alleges that the plaintiff class consists of forced-pooled unleased gas owners whose gas ownership is in conflict, the Virginia Supreme Court and General Assembly have decided that coalbed methane (CBM) belongs to the owner of the gas estate, the Virginia Gas and Oil Act of 1990 unconstitutionally provides only a 1/8 net proceeds royalty to CBM owners for gas produced under the forced-pooled orders, and CNX Gas Company relied upon control of only the coal estate in force pooling the CBM notwithstanding decisions by the Virginia Supreme Court. The lawsuit seeks a judicial declaration of ownership of the CBM and that the entire net proceeds of CBM production (that is, the 1/8 royalty and the 7/8 of net revenues since production began) be distributed to the class members. The lawsuit also alleges CNX Gas Company failed to either pay royalties due conflicting claimant, deemed lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. The Magistrate Judge issued a Report and Recommendation in which she recommended that the District Judge decide that the deemed lease provision of the Gas and Oil Act is constitutional as is the 1/8 royalty. The Magistrate Judge recommended against the dismissal of certain other claims. The District Judge affirmed the Magistrate Judge's recommendations in their entirety. An amended complaint was filed, which added additional allegations that include gas hedging receipts should have been used as the basis for royalty payments, severance tax should not be allowed as a post-production deduction from royalties, and damages incurred because gas was produced prior to the entry of pooling orders. A motion to dismiss the Amended Complaint was filed and denied. The Magistrate Judge heard oral arguments on plaintiff's Motion for Class Certification on November 30, 2012 and has not yet issued a Report and Recommendation. Discovery is proceeding in this litigation. CONSOL Energy believes that the case has meritorious defenses and intends to defend it vigorously. We have established an accrual to cover our estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheet.

Addison Litigation: A purported class action lawsuit was filed on April 28, 2010 in the United States District Court in Abingdon, Virginia styled Addison v. CNX Gas Company, et al.  The lawsuit alleges that the plaintiff class consists of gas lessors whose gas ownership is in conflict. The lawsuit alleges that the Virginia Supreme Court and General Assembly have decided that the plaintiff owns the gas and is entitled to royalties held in escrow by the Commonwealth of Virginia or CNX.  The lawsuit also alleges CNX Gas failed to either pay royalties due these conflicting claimant lessors or paid them less than required because of the alleged practice of improper below market sales and/or taking alleged improper post-production deductions. Plaintiff seeks a declaratory judgment regarding ownership, an accounting and compensatory and punitive damages for breach of contract; conversion; negligence (voluntary undertaking) for improperly asserting that conflicting ownership exists, negligence (breach of duties as an operator); breach of fiduciary duties; and unjust enrichment. The Magistrate Judge issued a Report and Recommendation recommending dismissing some claims and allowing others to proceed. The District Judge affirmed the Magistrate Judge's recommendations in their entirety. An Amended Complaint was filed which added an additional allegation that gas hedging receipts should have been used as the basis for royalty payments. A motion to dismiss those claims was filed and was denied. The Magistrate Judge heard oral arguments on plaintiff's Motion for Class Certification on November 30, 2012 and has not yet issued a Report and Recommendation. Discovery is proceeding in this litigation. CONSOL Energy believes that the case has meritorious defenses and intends to defend it vigorously. We have established an accrual to cover our estimated liability for this case. This accrual is immaterial to the overall financial position of CONSOL Energy and is included in Other Accrued Liabilities on the Consolidated Balance Sheet.

CNX Gas Shareholders Litigation: CONSOL Energy was named as a defendant in four putative class actions brought by alleged shareholders of CNX Gas challenging the tender offer by CONSOL Energy to acquire all of the shares of CNX Gas common stock that CONSOL Energy did not already own for $38.25 per share. The two cases filed in Pennsylvania Common Pleas Court have been stayed and the two cases filed in the Delaware Chancery Court have been consolidated under the caption In Re CNX Gas Shareholders Litigation (C.A. No. 5377-VCL).  (A third case filed in Delaware was voluntarily dismissed by the plaintiff in 2010.) All four actions generally allege that CONSOL Energy breached and/or aided and abetted in the breach of fiduciary duties purportedly owed to CNX Gas public shareholders, essentially alleging that the $38.25 per share price that CONSOL Energy paid to CNX Gas shareholders in the tender offer and subsequent short-form merger was unfair. Among other things, the actions sought a permanent injunction against or rescission of the tender offer, damages, and attorneys' fees and expenses. Following a mediation, the parties to the Delaware litigation have agreed in principle to a settlement and release of all of the claims of the plaintiff class (as defined in a January 20, 2011 order of certification) in exchange for defendants' agreement to establish a settlement fund in the amount of $42,730 for distribution to class members, of which CONSOL Energy is responsible for $20,200. This settlement agreement is subject to the execution of definitive documentation and to judicial approval.

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

Ratliff: On March 22, 2012, the Company was served with four complaints filed on May 31, 2011 by four individuals against CCC, ICCC, CNX Gas Company, subsidiaries of CONSOL Energy, as well as CONSOL Energy itself in the Circuit Court of Russell County, Virginia. The complaints seek damages and injunctive relief in connection with the deposit of water from mining activities at CCC's Buchanan Mine into nearby void spaces at some of the mines of ICCC. The suits allege damage to coal and coalbed methane and seek recovery in tort, contract and assumpsit (quasi-contract). The cases were removed to federal court, motions to dismiss were filed by CCC, and then were voluntarily dismissed by the plaintiffs. On January 30, 2013, the four plaintiffs filed a single consolidated complaint in the United States District Court for the Western District of Virginia, alleging the same damage and theories of recovery for storage of water in the mine voids ostensibly underlying their property. The suit seeks damages ranging from $4,000 to $8,000 plus punitive damages. Service was effected by April 1, 2013 by waiver, and defendants' responsive pleadings are due May 31, 2013. CONSOL energy intends to vigorously defend the suit.

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
    Kennedy Litigation: The Company is a party to a case filed on March 26, 2008 captioned Earl Kennedy (and others) v. CNX Gas Company and CONSOL Energy in the Court of Common Pleas of Greene County, Pennsylvania. The lawsuit alleges that CNX Gas Company and CONSOL Energy trespassed and converted gas and other minerals allegedly belonging to the plaintiffs in connection with wells drilled by CNX Gas Company. The complaint, as amended, seeks injunctive relief, including removing CNX Gas Company from the property, and compensatory damages of $20,000. The suit also sought to overturn existing law as to the ownership of coalbed methane in Pennsylvania, but that claim was dismissed by the court; the plaintiffs are seeking to appeal that dismissal. The suit also seeks a determination that the Pittsburgh 8 coal seam does not include the “roof/rider” coal. The court denied the plaintiff's summary judgment motion on that issue. The court held a bench trial on the “roof/rider” coal issue in November 2011 and ruled for CNX Gas Company and CONSOL Energy, holding that the “roof/rider” coal is included in the Pittsburgh 8 coal seam. The plaintiffs have indicated that they intend to appeal that decision. A trial on the issue of whether a drilling that deviates from the coal seam results in damage to the gas owner is now scheduled for October 21, 2013. CNX Gas Company and CONSOL Energy believe this lawsuit to be without merit and intend to vigorously defend it. Consequently, we have not recognized any liability related to these actions.
Rowland Litigation: Rowland Land Company filed a complaint in May 2011 against CONSOL Energy, CNX Gas Company, Dominion Resources, and EQT Production Company (EQT) in Raleigh County Circuit Court, West Virginia. Rowland is the lessor on a 33,000 acre oil and gas lease in southern West Virginia. EQT was the original lessee, but farmed out the development of the lease to Dominion Resources in exchange for an overriding royalty. Dominion Resources sold the indirect subsidiary that held the lease to a subsidiary of CONSOL Energy on April 30, 2010. Subsequent to that acquisition, the subsidiary that held the lease was merged into CNX Gas Company as part of an internal reorganization. Rowland alleges that (i) Dominion Resources' sale of the subsidiary to CONSOL Energy was a change in control that required its consent under the terms of the farmout agreement and lease, and/or (ii) the subsequent merger of the subsidiary into CNX Gas Company was an assignment that required its consent under the lease. Rowland has amended its complaint twice to include allegations that CONSOL Energy and Dominion Resources are liable for their subsidiaries' actions and that Rowland's title has been slandered. Motions to dismiss have been denied, discovery is proceeding but stayed pending mediation. Initial mediation efforts have been unsuccessful but are continuing. CONSOL Energy believes that the case is without merit and intends to defend it vigorously. Consequently, we have not recognized any liability related to these actions.
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

At March 31, 2013, CONSOL Energy has provided the following financial guarantees, unconditional purchase obligations and letters of credit to certain third parties, as described by major category in the following table. These amounts represent the maximum potential total of future payments that we could be required to make under these instruments. These amounts have not been reduced for potential recoveries under recourse or collateralization provisions. Generally, recoveries under reclamation bonds would be limited to the extent of the work performed at the time of the default. No amounts related to these financial guarantees and letters of credit are recorded as liabilities on the financial statements. CONSOL Energy management believes that these guarantees will expire without being funded, and therefore the commitments will not have a material adverse effect on financial condition.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
Letters of Credit:
Employee-Related	$190,158	$126,654	$63,504	$—	$—
Environmental	56,293	34,346	21,947	—	—
Other	83,398	46,452	36,946	—	—
Total Letters of Credit	329,849	207,452	122,397	—	—
Surety Bonds:
Employee-Related	204,884	204,884	—	—	—
Environmental	533,974	524,072	9,902	—	—
Other	29,487	29,476	11	—	—
Total Surety Bonds	768,345	758,432	9,913	—	—
Total Commitments	$1,098,194	$965,884	$132,310	$—	$—

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
CONSOL Energy and CNX Gas enter into long-term unconditional purchase obligations to procure major equipment purchases, natural gas firm transportation, gas drilling services and other operating goods and services. These purchase obligations are not recorded on the Consolidated Balance Sheet. As of March 31, 2013, the purchase obligations for each of the next five years and beyond were as follows:

Obligations Due	Amount
Less than 1 year	$349,513
1 - 3 years	227,586
3 - 5 years	128,338
More than 5 years	414,276
Total Purchase Obligations	$1,119,713

Costs related to these purchase obligations include:

	Three Months Ended
	March, 31
	2013	2012
Major equipment purchases	$33,426	$13,166
Firm transportation expense	28,525	15,045
Gas drilling obligations	28,863	29,576
Other	—	298
Total costs related to purchase obligations	$90,814	$58,085

NOTE 12—DERIVATIVE INSTRUMENTS:

CONSOL Energy enters into financial derivative instruments to manage our exposure to commodity price volatility. The fair value of CONSOL Energy's derivatives (natural gas price swaps) are based on intra-bank pricing models which utilize inputs that are either readily available in the public market, such as natural gas forward curves, or can be corroborated from active markets or broker quotes. These values are then compared to the values given by our counterparties for reasonableness. Changes in the fair value of the derivatives are recorded currently in earnings unless special hedge accounting criteria are met. For derivatives designated as fair value hedges, the changes in fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in the fair value of the derivatives are reported in Other Comprehensive Income or Loss (OCI) on the Consolidated Balance Sheets and reclassified into Outside Sales on the Consolidated Statements of Income in the same period or periods which the forecasted transaction affects earnings. The ineffective portions of hedges are recognized in earnings in the current period. CONSOL Energy currently utilizes only cash flow hedges that are considered highly effective.

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

None of our counterparty master agreements currently requires CONSOL Energy to post collateral for any of its hedges. However, as stated in the counterparty master agreements, if CONSOL Energy's obligations with one of its counterparties cease to be secured on the same basis as similar obligations with the other lenders under the credit facility, CONSOL Energy would have to post collateral for hedges in a liabilities position in excess of defined thresholds.

                Each of CONSOL Energy's counterparty master agreements allows, in the event of default, the ability to elect early termination of outstanding contracts. If early termination is elected, CONSOL Energy and the applicable counterparty would net settle all open hedge positions.

CONSOL Energy has entered into swap contracts for natural gas to manage the price risk associated with the forecasted natural gas revenues. The objective of these hedges is to reduce the variability of the cash flows associated with the forecasted revenues from the underlying commodity. As of March 31, 2013, the total notional amount of the Company’s outstanding natural gas swap contracts was 147.4 billion cubic feet. These swap contracts are forecasted to settle through December 31, 2015 and meet the criteria for cash flow hedge accounting. As these contracts settle, the cash received and/or paid will be shown on the Consolidated Statements of Cash Flows as Changes in Prepaid Expenses, Changes in Other Assets, Changes in Other Operating Liabilities and/or Changes in Other Liabilities. During the next twelve months, $20,494 of unrealized gain is expected to be reclassified from Other Comprehensive Income on the Consolidated Balance Sheets and into Outside Sales on the Consolidated Statements of Income, as a result of the gross settlements of cash flow hedges. No gains or losses have been reclassified into earnings as a result of the discontinuance of cash flow hedges.

The gross fair value at March 31, 2013 of CONSOL Energy's derivative instruments, which were all natural gas swaps and qualify as cash flow hedges, was an asset of $83,677 and a liability of $20,949. The total asset is comprised of $46,837 and $36,840 which were included in Prepaid Expense and Other Assets, respectively, on the Consolidated Balance Sheets. The total liability is comprised of $10,877 and $10,072 which were included in Other Accrued Liabilities and Other Liabilities, respectively, on the Consolidated Balance Sheets.

The gross fair value at December 31, 2012 of CONSOL Energy's derivative instruments, which were all natural gas swaps and qualify as cash flow hedges, was an asset of $135,969 and a liability of $7,024. The total asset is comprised of $80,057 and $55,912 which were included in Prepaid Expense and Other Assets, respectively, on the Consolidated Balance Sheets. The total liability is comprised of $970 and $6,054 which were included in Other Accrued Liabilities and Other Liabilities, respectively, on the Consolidated Balance Sheets.

The effect of derivative instruments in cash flow hedging relationships on the Consolidated Statements of Income and the Consolidated Statements of Stockholders' Equity were as follows:

	Three Months Ended March 31,
	2013	2012
Natural Gas Price Swaps
Beginning Balance – Accumulated OCI	$76,761	$151,780
Gain/(Loss) recognized in Accumulated OCI	$(18,595)	$76,076
Less: Gain reclassified from Accumulated OCI into Outside Sales	$22,713	$47,941
Ending Balance – Accumulated OCI	$35,453	$179,915
Gain/(Loss) recognized in Outside Sales for ineffectiveness	$1,041	$(835)

There were no amounts excluded from the assessment of hedge effectiveness in 2013 or 2012.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS:

The financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2013			Fair Value Measurements at December 31, 2012
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Gas Cash Flow Hedges	$—	$62,728	$—	$—	$128,945	$—

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
The carrying amounts and fair values of financial instruments for which the fair value option was not elected are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Cash Equivalents	$25,058	$25,058	$21,878	$21,878
Restricted Cash	$20,383	$20,383	$68,673	$68,673
Short-Term Notes Payable	$—	$—	$(25,073)	$(25,073)
Borrowings Under Securitization Facility	$(30,119)	$(30,119)	$(37,846)	$(37,846)
Long-Term Debt	$(3,128,804)	$(3,396,271)	$(3,129,017)	$(3,378,058)

NOTE 14—SEGMENT INFORMATION:
CONSOL Energy has two principal business divisions: Coal and Gas. The principal activities of the Coal division are mining, preparation and marketing of thermal coal, sold primarily to power generators, and metallurgical coal, sold to metal and coke producers. The Coal division includes four reportable segments. These reportable segments are Thermal, Low Volatile Metallurgical, High Volatile Metallurgical and Other Coal. Each of these reportable segments includes a number of operating segments (mines or type of coal sold). For the three months ended March 31, 2013, the Thermal aggregated segment includes the following mines: Bailey, Blacksville #2, Enlow Fork, Fola Complex, Loveridge, McElroy, Miller Creek Complex, Robinson Run and Shoemaker. For the three months ended March 31, 2013, the Low Volatile Metallurgical aggregated segment includes the Buchanan Mine and Amonate Complex. For the three months ended March 31, 2013, the High Volatile Metallurgical aggregated segment includes: Bailey, Blacksville #2, Enlow Fork, Fola Complex, Loveridge and Robinson Run coal sales. The Other Coal segment includes our purchased coal activities, idled mine activities, general and administrative activities as well as various other activities assigned to the Coal division but not allocated to each individual mine. The principal activity of the Gas division is to produce pipeline quality natural gas for sale primarily to gas wholesalers. The Gas division includes four reportable segments. These reportable segments are Coalbed Methane, Marcellus, Shallow Oil and Gas and Other Gas. The Other Gas segment includes our purchased gas activities, general and administrative activities as well as various other activities assigned to the Gas division but not allocated to each individual well type. CONSOL Energy’s All Other segment includes terminal services, river and dock services, industrial supply services, general and administrative activities and other business activities. Intersegment sales have been recorded at amounts approximating market. Operating profit for each segment is based on sales less identifiable operating and non-operating expenses. Assets are reflected at the division level only (coal, gas and other) and are not allocated between each individual segment. This presentation is consistent with the information regularly reviewed by the chief operating decision maker. The assets are not allocated to each individual segment due to the diverse asset base controlled by CONSOL Energy where each individual asset may service more than one segment within the division. An allocation of such asset base would not be meaningful or representative on a segment by segment basis.
Annually, the preparation of our gas reserve estimates are completed in accordance with CONSOL Energy's prescribed internal control procedures, which include verification of input data into a gas reserve forecasting and economic evaluation software, as well as multi-functional management review. The input data verification includes reviews of the price and cost assumptions used in the economic model to determine the reserves. Also, the production volumes are reconciled between the system used to calculate the reserves and other accounting/measurement systems. The technical employee responsible for overseeing the preparation of the reserve estimates is a petroleum engineer with over 10 years of experience in the oil and gas industry. Our 2012 gas reserve results, which are reported in the Supplemental Gas Data year ended December 31, 2012 Form 10-K, were audited by Netherland Sewell. The technical person primarily responsible for overseeing the audit of our reserves is a registered professional engineer in the state of Texas with over 14 years of experience in the oil and gas industry.

Industry segment results for the three months ended March 31, 2013 are:

	Thermal	Low Volatile Metallurgical	High Volatile Metallurgical	Other Coal	Total Coal	Coalbed Methane	Marcellus Shale	Shallow Oil and Gas	Other Gas	Total Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$761,272	$146,828	$58,622	$5,663	$972,385	$83,640	$48,411	$32,436	$3,355	$167,842	$85,938	$—	$1,226,165	(A)
Sales—purchased gas	—	—	—	—	—	—	—	—	1,358	1,358	—	—	1,358
Sales—gas royalty interests	—	—	—	—	—	—	—	—	14,204	14,204	—	—	14,204
Freight—outside	—	—	—	14,061	14,061	—	—	—	—	—	—	—	14,061
Intersegment transfers	—	—	—	—	—	—	—	—	836	836	35,477	(36,313)	—
Total Sales and Freight	$761,272	$146,828	$58,622	$19,724	$986,446	$83,640	$48,411	$32,436	$19,753	$184,240	$121,415	$(36,313)	$1,255,788
Earnings (Loss) Before Income Taxes	$128,432	$54,717	$13,352	$(102,999)	$93,502	$21,312	$13,768	$(4,161)	$(31,559)	$(640)	$(40,552)	$(53,609)	$(1,299)	(B)
Segment assets					$5,698,504					$5,879,988	$358,663	$656,039	$12,593,194	(C)
Depreciation, depletion and amortization					$102,711					$52,399	$6,205	$—	$161,315
Capital expenditures					$197,338					$207,130	$1,504	$—	$405,972

(A)    Included in the Coal segment are sales of $170,982 to First Energy and $183,121 to Xcoal Energy & Resources each comprising over 10% of sales.
(B)     Includes equity in earnings of unconsolidated affiliates of $817, $3,182 and $798 for Coal, Gas and All Other, respectively.
(C)    Includes investments in unconsolidated equity affiliates of $20,334, $167,058 and $60,735 for Coal, Gas and All Other, respectively.

Industry segment results for the three months ended March 31, 2012 are:

	Thermal	Low Volatile Metallurgical	High Volatile Metallurgical	Other Coal	Total Coal	Coalbed Methane	Marcellus Shale	Shallow Oil and Gas	Other Gas	Total Gas	All Other	Corporate, Adjustments & Eliminations	Consolidated
Sales—outside	$812,053	$172,740	$60,568	$8,955	$1,054,316	$99,535	$23,791	$34,373	$2,504	$160,203	$96,952	$—	$1,311,471	(D)
Sales—purchased gas	—	—	—	—	—	—	—	—	839	839	—	—	839
Sales—gas royalty interests	—	—	—	—	—	—	—	—	12,206	12,206	—	—	12,206
Freight—outside	—	—	—	49,293	49,293	—	—	—	—	—	—	—	49,293
Intersegment transfers	—	—	—	—	—	—	—	—	466	466	37,209	(37,675)	—
Total Sales and Freight	$812,053	$172,740	$60,568	$58,248	$1,103,609	$99,535	$23,791	$34,373	$16,015	$173,714	$134,161	$(37,675)	$1,373,809
Earnings (Loss) Before Income Taxes	$128,449	$79,341	$15,936	$(61,256)	$162,470	$36,390	$3,251	$(3,722)	$(23,419)	$12,500	$4,083	$(60,476)	$118,577	(E)
Segment assets					$5,360,577					$6,110,585	$358,746	$765,703	$12,595,611	(F)
Depreciation, depletion and amortization					$100,762					$48,803	$5,782	$—	$155,347
Capital expenditures					$194,429					$98,455	$13,562	$—	$306,446

(D)	Included in the Coal segment are sales of $144,155 to First Energy and $138,341 to Xcoal Energy & Resources each comprising over 10% of sales.

(E)	Includes equity in earnings of unconsolidated affiliates of $4,807, $1,944 and $1,184 for Coal, Gas and All Other, respectively.
(F)    Includes investments in unconsolidated equity affiliates of $39,373, $108,858 and $51,990 for Coal, Gas and All Other, respectively.

Reconciliation of Segment Information to Consolidated Amounts:
Earnings Before Income Taxes:

	For the Three Months Ended March 31,
	2013	2012
Segment Earnings Before Income Taxes for total reportable business segments	$92,862	$174,970
Segment (Loss) Earnings Before Income Taxes for all other businesses	(40,552)	4,083
Interest expense, net and other non-operating activity (G)	(52,660)	(60,042)
Other Corporate Items (G)	(949)	(434)
(Loss) Earnings Before Income Taxes	$(1,299)	$118,577

Total Assets:	March, 31
	2013	2012
Segment assets for total reportable business segments	$11,578,492	$11,471,162
Segment assets for all other businesses	358,663	358,746
Items excluded from segment assets:
Cash and other investments (G)	23,669	121,807
Recoverable income taxes	6,602	—
Deferred tax assets	585,829	596,657
Bond issuance costs	39,939	47,239
Total Consolidated Assets	$12,593,194	$12,595,611
_________________________
(G) Excludes amounts specifically related to the gas segment.

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

Income Statement for the Three Months Ended March 31, 2013 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$168,679	$1,004,157	$54,053	$(724)	$1,226,165
Sales—Gas Royalty Interests	—	14,204	—	—	—	14,204
Sales—Purchased Gas	—	1,358	—	—	—	1,358
Freight—Outside	—	—	14,061	—	—	14,061
Other Income	77,976	13,224	15,255	5,373	(77,976)	33,852
Total Revenue and Other Income	77,976	197,465	1,033,473	59,426	(78,700)	1,289,640
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	75,990	114,352	681,705	53,726	7,190	932,963
Gas Royalty Interests Costs	—	11,817	—	—	(11)	11,806
Purchased Gas Costs	—	959	—	—	—	959
Related Party Activity	(12,556)	—	(7,778)	404	19,930	—
Freight Expense	—	—	14,061	—	—	14,061
Selling, General and Administrative Expenses	—	10,112	23,247	311	—	33,670
Depreciation, Depletion and Amortization	3,195	52,399	105,237	484	—	161,315
Interest Expense	50,169	1,661	1,644	11	(107)	53,378
Taxes Other Than Income	177	6,698	75,006	906	—	82,787
Total Costs	116,975	197,998	893,122	55,842	27,002	1,290,939
(Loss) Earnings Before Income Taxes	(38,999)	(533)	140,351	3,584	(105,702)	(1,299)
Income Taxes (Benefit) Expense	(37,435)	(208)	36,809	1,356	—	522
Net (Loss) Income	(1,564)	(325)	103,542	2,228	(105,702)	(1,821)
Add: Net Loss Attributable to Noncontrolling Interest	—	257	—	—	—	257
Net (Loss) Income Attributable to CONSOL Energy Inc. Shareholders	$(1,564)	$(68)	$103,542	$2,228	$(105,702)	$(1,564)

Balance Sheet at March 31, 2013 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$22,152	$2,170	$171	$565	$—	$25,058
Accounts and Notes Receivable:
Trade	—	55,755	—	352,595	—	408,350
Notes Receivable	194	319,756	2,456	—	—	322,406
Other Receivables	5,081	112,802	32,024	3,790	—	153,697
Accounts Receivable—Securitized	—	—	—	30,119	—	30,119
Inventories	—	13,979	167,935	35,120	—	217,034
Deferred Income Taxes	169,920	(9,170)	—	—	—	160,750
Recoverable Income Taxes	20,580	(13,978)	—	—	—	6,602
Prepaid Expenses	20,814	52,271	40,544	1,527	—	115,156
Total Current Assets	238,741	533,585	243,130	423,716	—	1,439,172
Property, Plant and Equipment:
Property, Plant and Equipment	218,234	6,122,433	9,383,357	25,499	—	15,749,523
Less-Accumulated Depreciation, Depletion and Amortization	130,556	1,012,595	4,354,755	18,413	—	5,516,319
Total Property, Plant and Equipment-Net	87,678	5,109,838	5,028,602	7,086	—	10,233,204
Other Assets:
Deferred Income Taxes	855,493	(430,414)	—	—	—	425,079
Restricted Cash	—	—	20,383	—	—	20,383
Investment in Affiliates	9,992,921	167,058	798,589	—	(10,710,441)	248,127
Notes Receivable	212	—	25,783	—	—	25,995
Other	115,911	46,350	28,940	10,033	—	201,234
Total Other Assets	10,964,537	(217,006)	873,695	10,033	(10,710,441)	920,818
Total Assets	$11,290,956	$5,426,417	$6,145,427	$440,835	$(10,710,441)	$12,593,194
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$195,092	$173,468	$85,104	$10,222	$—	$463,886
Accounts Payable (Recoverable)—Related Parties	3,687,347	24,929	(3,969,054)	227,778	29,000	—
Current Portion Long-Term Debt	1,568	5,939	5,084	762	—	13,353
Short-Term Notes Payable	—	29,000	—	—	(29,000)	—
Borrowings Under Securitization Facility	—	—	—	30,119	—	30,119
Other Accrued Liabilities	161,155	68,331	599,867	9,941	—	839,294
Total Current Liabilities	4,045,162	301,667	(3,278,999)	278,822	—	1,346,652
Long-Term Debt:	3,005,254	44,671	121,151	1,463	—	3,172,539
Deferred Credits and Other Liabilities
Postretirement Benefits Other Than Pensions	—	—	2,825,925	—	—	2,825,925
Pneumoconiosis Benefits	—	—	175,952	—	—	175,952
Mine Closing	—	—	449,891	—	—	449,891
Gas Well Closing	—	81,296	69,677	—	—	150,973
Workers’ Compensation	—	—	154,261	312	—	154,573
Salary Retirement	172,306	—	—	—	—	172,306
Reclamation	—	—	43,833	—	—	43,833
Other	95,696	26,151	6,469	—	—	128,316
Total Deferred Credits and Other Liabilities	268,002	107,447	3,726,008	312	—	4,101,769
Total CONSOL Energy Inc. Stockholders’ Equity	3,972,538	4,972,936	5,577,267	160,238	(10,710,441)	3,972,538
Noncontrolling Interest	—	(304)	—	—	—	(304)
Total Liabilities and Equity	$11,290,956	$5,426,417	$6,145,427	$440,835	$(10,710,441)	$12,593,194

Income Statement for the Three Months Ended March 31, 2012 (unaudited):

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Sales—Outside	$—	$160,669	$1,082,288	$69,022	$(508)	$1,311,471
Sales—Gas Royalty Interests	—	12,206	—	—	—	12,206
Sales—Purchased Gas	—	839	—	—	—	839
Freight—Outside	—	—	49,293	—	—	49,293
Other Income	167,985	16,305	29,703	5,957	(166,989)	52,961
Total Revenue and Other Income	167,985	190,019	1,161,284	74,979	(167,497)	1,426,770
Cost of Goods Sold and Other Operating Charges (exclusive of depreciation, depletion and amortization shown below)	49,180	98,644	682,853	66,416	7,044	904,137
Gas Royalty Interests Costs	—	10,255	—	—	(6)	10,249
Purchased Gas Costs	—	517	—	—	—	517
Related Party Activity	7,013	—	1,258	502	(8,773)	—
Freight Expense	—	—	49,293	—	—	49,293
Selling, General and Administrative Expenses	—	9,981	28,475	447	—	38,903
Depreciation, Depletion and Amortization	2,921	48,803	103,100	523	—	155,347
Interest Expense	54,762	1,218	2,229	11	(100)	58,120
Taxes Other Than Income	636	8,200	81,971	820	—	91,627
Total Costs	114,512	177,618	949,179	68,719	(1,835)	1,308,193
Earnings (Loss) Before Income Taxes	53,473	12,401	212,105	6,260	(165,662)	118,577
Income Tax Expense (Benefit)	(43,723)	4,947	57,789	2,368	—	21,381
Net Income (Loss)	$97,196	$7,454	$154,316	$3,892	$(165,662)	$97,196

Balance Sheet at December 31, 2012:

	Parent Issuer	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Assets:
Current Assets:
Cash and Cash Equivalents	$17,491	$3,352	$175	$860	$—	$21,878
Accounts and Notes Receivable:
Trade	—	58,126	—	370,202	—	428,328
Notes Receivable	154	315,730	2,503	—	—	318,387
Other Receivables	6,335	214,748	33,289	5,159	(128,400)	131,131
Accounts Receivable—Securitized	—	—	—	37,846	—	37,846
Inventories	—	14,133	198,269	35,364	—	247,766
Deferred Income Taxes	174,176	(26,072)	—	—	—	148,104
Restricted Cash	—	—	48,294	—	—	48,294
Prepaid Expenses	29,589	86,186	40,215	1,370	—	157,360
Total Current Assets	227,745	666,203	322,745	450,801	(128,400)	1,539,094
Property, Plant and Equipment:
Property, Plant and Equipment	216,448	5,956,207	9,347,370	25,179	—	15,545,204
Less-Accumulated Depreciation, Depletion and Amortization	126,048	960,613	4,249,507	18,069	—	5,354,237
Total Property, Plant and Equipment-Net	90,400	4,995,594	5,097,863	7,110	—	10,190,967
Other Assets:
Deferred Income Taxes	884,310	(439,725)	—	—	—	444,585
Restricted Cash	—	—	20,379	—	—	20,379
Investment in Affiliates	9,917,050	143,876	769,058	—	(10,607,154)	222,830
Notes Receivable	239	—	25,738	—	—	25,977
Other	118,938	65,935	32,016	10,188	—	227,077
Total Other Assets	10,920,537	(229,914)	847,191	10,188	(10,607,154)	940,848
Total Assets	$11,238,682	$5,431,883	$6,267,799	$468,099	$(10,735,554)	$12,670,909
Liabilities and Equity:
Current Liabilities:
Accounts Payable	$177,734	$166,182	$154,936	$9,130	$—	$507,982
Accounts Payable (Recoverable)-Related Parties	3,599,216	23,981	(3,749,584)	254,787	(128,400)	—
Current Portion of Long-Term Debt	1,554	5,953	5,222	756	—	13,485
Short-Term Notes Payable	25,073	—	—	—	—	25,073
Accrued Income Taxes	20,488	13,731	—	—	—	34,219
Borrowings Under Securitization Facility	—	—	—	37,846	—	37,846
Other Accrued Liabilities	135,407	57,074	566,485	9,528	—	768,494
Total Current Liabilities	3,959,472	266,921	(3,022,941)	312,047	(128,400)	1,387,099
Long-Term Debt:	3,005,515	46,081	121,523	1,467	—	3,174,586
Deferred Credits and Other Liabilities:
Postretirement Benefits Other Than Pensions	—	—	2,832,401	—	—	2,832,401
Pneumoconiosis Benefits	—	—	174,781	—	—	174,781
Mine Closing	—	—	446,727	—	—	446,727
Gas Well Closing	—	80,097	68,831	—	—	148,928
Workers’ Compensation	—	—	155,342	306	—	155,648
Salary Retirement	218,004	—	—	—	—	218,004
Reclamation	—	—	47,965	—	—	47,965
Other	101,899	24,518	4,608	—	—	131,025
Total Deferred Credits and Other Liabilities	319,903	104,615	3,730,655	306	—	4,155,479
Total CONSOL Energy Inc. Stockholders’ Equity	3,953,792	5,014,313	5,438,562	154,279	(10,607,154)	3,953,792
Noncontrolling Interest	—	(47)	—	—	—	(47)
Total Liabilities and Equity	$11,238,682	$5,431,883	$6,267,799	$468,099	$(10,735,554)	$12,670,909

Cash Flow for the Three Months Ended March 31, 2013 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$59,082	$190,004	$11,589	$7,605	$—	$268,280
Cash Flows from Investing Activities:
Capital Expenditures	$(1,504)	$(207,129)	$(197,339)	$—	$—	$(405,972)
Proceeds from Sales of Assets	(75)	343	138,365	3	—	138,636
Investments in Equity Affiliates	—	(12,000)	(500)	—	—	(12,500)
Change in Restricted Cash	—	—	48,294	—	—	48,294
Net Cash (Used in) Provided by Investing Activities	$(1,579)	$(218,786)	$(11,180)	$3	$—	$(231,542)
Cash Flows from Financing Activities:
Proceeds from (Payments on) Short-Term Borrowings	(29,000)	29,000	—	—	—	—
Payments on Securitization Facility	—	—	—	(7,727)	—	(7,727)
Payments on Miscellaneous Borrowings	(25,612)	—	(1,813)	(176)	—	(27,601)
Other Financing Activities	1,770	(1,400)	1,400		—	1,770
Net Cash (Used in) Provided by Financing Activities	$(52,842)	$27,600	$(413)	$(7,903)	$—	$(33,558)

Cash Flow for the Three Months Ended March 31, 2012 (unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Cash Provided by Operating Activities	$123,513	$54,417	$51,118	$438	$—	$229,486
Cash Flows from Investing Activities:
Capital Expenditures	$(13,562)	$(98,455)	$(194,429)	$—	$—	$(306,446)
Proceeds from Sales of Assets	—	4,359	24,250	2	—	28,611
Investments in Equity Affiliates	—	(9,999)	(251)	—	—	(10,250)
Net Cash (Used in) Provided by Investing Activities	$(13,562)	$(104,095)	$(170,430)	$2	$—	$(288,085)
Cash Flows from Financing Activities:
Dividends Paid	$91,613	$(120,000)	$—	$—	$—	$(28,387)
Payments on Miscellaneous Borrowings	(236)	—	(1,844)	(250)	—	(2,330)
Other Financing Activities	893	(844)	844	—	—	893
Net Cash (Used in) Provided by Financing Activities	$92,270	$(120,844)	$(1,000)	$(250)	$—	$(29,824)

Statement of Comprehensive Income for the Three Months Ended March 31, 2013 (Unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net (Loss) Income	$(1,564)	$(325)	$103,542	$2,228	$(105,702)	$(1,821)
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	45,757	—	45,757	—	(45,757)	45,757
Net (Decrease) Increase in the Value of Cash Flow Hedge	(18,595)	(18,595)	—	—	18,595	(18,595)
Reclassification of Cash Flow Hedge from OCI to Earnings	(22,713)	(22,713)	—	—	22,713	(22,713)
Other Comprehensive (Loss) Income:	4,449	(41,308)	45,757	—	(4,449)	4,449
Comprehensive Income (Loss)	2,885	(41,633)	149,299	2,228	(110,151)	2,628
Add: Comprehensive Loss Attributable to Noncontrolling Interest	—	257	—	—	—	257
Comprehensive Income (Loss) Attributable to CONSOL Energy Inc. Shareholders	$2,885	$(41,376)	$149,299	$2,228	$(110,151)	$2,885

Statement of Comprehensive Income for the Three Months Ended March 31, 2012 (Unaudited):

	Parent	CNX Gas Guarantor	Other Subsidiary Guarantors	Non- Guarantors	Elimination	Consolidated
Net Income (Loss)	$97,196	$7,454	$154,316	$3,892	$(165,662)	$97,196
Other Comprehensive Income (Loss):
Actuarially Determined Long-Term Liability Adjustments	59,573	—	59,573	—	(59,573)	59,573
Net Increase (Decrease) in the Value of Cash Flow Hedge	76,076	76,076	—	—	(76,076)	76,076
Reclassification of Cash Flow Hedge from OCI to Earnings	(47,941)	(47,941)	—	—	47,941	(47,941)
Other Comprehensive Income (Loss):	87,708	28,135	59,573	—	(87,708)	87,708
Comprehensive Income (Loss)	$184,904	$35,589	$213,889	$3,892	$(253,370)	$184,904

NOTE 16—RELATED PARTY TRANSACTIONS:
CONE Gathering LLC Related Party Transactions
During the three months ended March 31, 2013, CONE Gathering LLC (CONE), a 50% owned affiliate, provided CNX Gas Company LLC (CNX Gas Company) gathering services in the ordinary course of business. Gathering services received from CONE were $7,327 and $3,462 for the three months ended March 31, 2013 and 2012, respectively, which were included in Cost of Goods Sold on the Consolidated Statements of Income.
As of March 31, 2013 and December 31, 2012, CONSOL Energy and CNX Gas Company had a net payable of $10,975 and $3,142, respectively, due CONE which was comprised of the following items:

	March 31,	December 31,
	2013	2012	Location on Balance Sheet
Reimbursement for CONE Expenses	$(655)	$(1,336)	Accounts Receivable–Other
Reimbursement for Services Provided to CONE	(288)	(341)	Accounts Receivable–Other
CONE Gathering Capital Reimbursement	—	(18)	Accounts Receivable–Other
CONE Gathering Fee Payable	11,918	4,837	Accounts Payable
Net Payable due CONE	$10,975	$3,142

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2013, the Financial Accounting Standards Board issued Update 2013-04 - Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: a.) The amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors, and b.) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. We believe adoption of this new guidance will not have a material impact on CONSOL Energy's financial statements.
NOTE 18—SUBSEQUENT EVENTS:
In April 2013, CONSOL Energy and the Commonwealth of Pennsylvania entered into a Settlement Agreement and Release settling all of the Commonwealth's claims regarding the Ryerson Park Dam and the Ryerson Park Lake, discussed further in Note 11 - Commitments and Contingencies. The Settlement provides in part for the payment to the Commonwealth of $36,000 for use to rebuild the dam and restore the lake. As part of the settlement, the Commonwealth will convey to the Company its oil and gas rights within the Park, subject to the Company's agreement to extract oil and gas from surface facilities located outside of the boundaries of the Park. The Settlement also provides in part for the conveyance by the Company to the Commonwealth of eight surface parcels containing approximately 506 acres of land adjoining the park after the parcels are no longer needed for the Company's operations and the conveyance by the Commonwealth to the Company certain coal and mining rights in an area of the Bailey Mine where a mining permit application is currently pending.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
For most of the first quarter, warmer than normal temperatures kept downward pressure on thermal and natural gas prices. Domestic electric generation increased 3% during the first quarter versus the same period in 2012. Although global economic uncertainties persisted, disciplined production from coal, flat natural gas production growth, and favorable late winter weather helped reduce inventories and raise prices.

First quarter coal consumption was aided by below average temperatures in March.  As natural gas prices rose towards $4.00/MMbtu, electric generation continued to switch back to traditional coal-fired generators.  Early government estimates show that coal-fired generation produced 40% of U. S. power during the first quarter compared with 36% during the same period in 2012.  Comparatively, the percentage dropped from 40% in fourth quarter 2011 to 36% in first quarter of 2012.  The 2013 first quarter percentage is consistent with the percentage in fourth quarter 2012.  Utility stockpiles declined throughout the quarter versus 2012 periods.  A late winter cold snap, a rise in natural gas prices, and domestic coal production cuts contributed to continued stabilization of coal prices.

In the longer term, the outlook for domestic thermal coal continues to face regulatory challenges.  With the upcoming 2015 deadline for the U.S. Environmental Protection Agency's Mercury and Air Toxics Standards (MATS) rule, utilities are retiring smaller and less efficient coal-fired units.

Internationally, U.S. exports are expected to slightly decline in 2013 after a record year in 2012.  However, early government data suggests that first quarter exports are up slightly over the year ago period.  Longer-term fundamentals for U.S. thermal coal exports remain favorable as subsidized mining in Europe is phased out, nuclear growth plans are curtailed, and coal continues to maintain a cost advantage over other more expensive oil-linked fuels.

Also during the first quarter, metallurgical coal benchmark prices remained below the comparable 2012 period. The U.S. first quarter international benchmark price for premium metallurgical coal settled 3% lower than the U.S. fourth quarter settlement, before recovering 4% for the U.S. second quarter settlement. The low price environment is indicative of the continued oversupplied position of the global metallurgical coal market.

Global steel production has remained under pressure as a result of limited demand growth and steel mill overcapacity. The Amonate Complex has remained idled since September 2012 in response to weak market conditions and low price realization.

CONSOL Energy's coal sales outlook is as follows:

	Q2 2013	2013	2014	2015
Estimated Coal Sales (millions of tons)	13.25 - 13.75	55.5 - 57.5	62.6	63.9
Est. Low-Vol Met Sales	0.9 -1.0	4.0-4.2	5.3	5.3
Tonnage: Firm	0.6	2.3	N/A	N/A
Avg. Price: Sold (Firm)	$108.58	$107.17	N/A	N/A
Est. High-Vol Met Sales	0.5+	1.7+	4.8	6.4
Tonnage: Firm	0.3	1.2	0.2	0.2
Avg. Price: Sold (Firm)	$62.97	$65.74	$75.53	$74.74
Est. Thermal Sales	12.1+	49.8+	51.9	51.5
Tonnage: Firm	11.8	49.4	25.5	14.5
Avg. Price: Sold (Firm)	$57.99	$58.8	$59.94	$61.12

Note: While most of the data in the table are single point estimates, the inherent uncertainty of markets and mining operations means that investors should consider a reasonable range around these estimates. N/A means not available or not forecast. CONSOL has chosen not to forecast prices for open tonnage due to ongoing customer negotiations. In the thermal sales category, the open tonnage includes two items: sold, but unpriced tons and collared tons. Collared tons in 2014 are 7.0 million tons, with a ceiling of $55.90 per ton and a floor of $46.32 per ton. Collared tons in 2015 are 8.7 million tons, with a ceiling of $57.43 per ton and a floor of $44.86 per ton. Calendar years 2013, 2014 and 2015 include 0.1, 0.6, and 0.7 million tons, respectively, from Amonate. The Amonate tons are not included in the category breakdowns.

CONSOL Energy expects its net gas production to be between 170 - 180 Bcf for the year. Second quarter gas production, net to CONSOL Energy, is expected to be approximately 38 - 40 Bcf.

Several significant transactions occurred in the three months ended March 31, 2013. These transactions include the following:

•
CNX Gas Company completed negotiations with the Allegheny County Airport Authority, which operates the Pittsburgh International Airport and the Allegheny County Airport, for the lease of the oil and gas rights on approximately 9.3 thousand acres.  A majority of these contiguous acres are in the liquids area of the Marcellus Shale play.  CNX Gas Company paid $46.3 million as an up-front bonus payment at closing.  Approximately 7.6% percent of the bonus payment was placed into escrow while negotiations continue for a portion of the acres associated with the Allegheny County Airport and other acres that have potentially defective title.  CNX Gas Company must spud a well by February 21, 2015 and proceed with due diligence to complete the well or the lease terminates and CNX Gas forgoes the bonus. Our joint venture partner, Noble Energy, has indicated that it intends to acquire 50% of the acreage and accordingly, incur 50% of the associated costs.

•
Pension settlement accounting required the acceleration of previously unrecognized actuarial losses due to lump sum payments from the Company's salary retirement pension plan exceeding the annual projected service and interest costs of the plan. The pension settlement resulted in $27.1 million pre-tax expense adjustment. Many of the lump sum payments in the three months ended March 31, 2013 were paid to employees who elected to retire under the 2012 Voluntary Severance Incentive program. Also, pension settlement required the pension plan to be remeasured using updated assumptions at March 31, 2013. The updated assumptions include resetting the discount rate used in the actuarial calculation. See Note 3- Components of Pension and Other Postretirement Benefit (OPEB) Plans Net Periodic Benefit Costs, in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for additional details of the updated assumptions.

•
In the three months ended March 31, 2013, an agreement in principle was reached for resolution of the class actions brought by shareholders of CNX Gas challenging the tender offer by CONSOL Energy to acquire all the shares of CNX Gas common stock that CONSOL Energy did not already own for $38.25 per share in May 2010 in principle. The total settlement provides for a payment to the plaintiffs of $42.73 million, of which the company expects to pay $20.20 million. This settlement is subject to court approval and to the execution of final agreements with the parties. See Note 11 - Commitments and Contingencies, in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for additional details.

•
On March 12, 2013, smoke was detected exiting the Orndoff shaft at CONSOL Energy's Blacksville No. 2 Mine near Wayne in Greene County, PA. All day shift underground employees were safely evacuated and no one sustained injuries. The location of the fire was identified and containment and extinguishment procedures were followed. The fire was successfully extinguished. It is unknown when mine operations will resume. This event resulted in pre-tax expense adjustment of $15.2 million in the quarter ended March 31, 2013.

•
A review of certain titles in the company's Marcellus Shale acreage, continued throughout the three months ended March 31, 2013. As part of the title defect process the company is working through with its joint venture partner, Noble Energy, CONSOL Energy conceded title defects on acreage which had a book value to CONSOL Energy of $6.3 million.

CONSOL Energy continues to manage several significant matters that may affect our business and impact our financial results in the future including the following:

•
Challenges in the overall environment in which we operate create increased risks that we must continuously monitor and manage. These risks include increased scrutiny of existing safety regulations and the development of new safety regulations and additional environmental restrictions.

•
Federal and state environmental regulators are reviewing our operations more closely and are more strictly interpreting and enforcing existing environmental laws and regulations, resulting in increased costs and delays.

•
Federal and state regulators have proposed regulations which, if adopted, would adversely impact our business.   These proposed regulations could require significant changes in the manner in which we operate and/or would increase the cost of our operations. For example, the Department of Interior, Office of Surface Mining Reclamation and Enforcement (OSM) is currently preparing an environmental impact statement relating to OSM's consideration of five alternatives for amending its coal mining stream protection rules.  All of the alternatives, except the no action alternative, could make it more costly to mine our coal and/or could eliminate the ability to mine some of our coal.  OSM has indicated that it will not issue a draft rule or a draft environmental impact statement until sometime in 2014. Other examples are the Mercury and Air Toxic Standards (MATS) (remanded by the court and reproposed by the EPA in November 2012) and the Utility Maximum Achievable Control Technology (Utility MACTS) rules issued by the

EPA. These new regulations set mercury and air toxic standards for new and existing coal and oil fired electric utility steam generating units and include more stringent new source performance standards (NSPS) for particulate matter (PM), SO2 and NOx.  EPA reconsidered the UMACT rules and recently finalized revised new source performance standards for coal based power plants which raised some emission limits. The standards remain stringent and costly for compliance. On April 18, 2012, the EPA published new final New Source Performance Standards for gas wells and related facilities. These rules apply to wells that were hydraulically fractured after August 23, 2011 and require the implementation by January 1, 2015 of technologies that capture the gas that is currently vented or flared during completion (hydrofracturing) of a well.  Low pressure wells, including coalbed methane wells, are excluded from these new standards.

•
In April 2012, the EPA published its proposed New Source Performance Standards (NSPS) for carbon dioxide emissions from coal powered electric generating units. The proposed rules will apply to new power plants and to existing plants that make major modifications. If the rules are adopted as proposed, the only new coal fired power plants that will be able to meet the proposed emission limits will be coal fired plants with carbon dioxide capture and storage (CCS). Commercial scale CCS is not likely to be available in the near future, and if available, it may make coal fired electric generation units uneconomical compared to new gas fired electric generation units. Thus, if finalized the proposed rules could seriously threaten the construction of new coal fired electric generating units. EPA did not meet an April 13, 2013 deadline to publish final rules and, according to EPA, no specific timetable is set to publish the final rules.

•
CONSOL Energy surface coal mining operations in West Virginia are subject to several citizen suits and several citizen groups' Notices of Intent to Sue relating to alleged violations of water discharge permits from the coal mining operations. In each of these matters, CONSOL Energy investigates the complaints, if necessary develops and implements compliance plans, and defends the citizen suits as appropriate.

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

•
Under our joint venture agreements with Noble Energy and Hess, each of them has the right to perform due diligence on the title to the oil and gas interests which we conveyed to them and to assert that title to the acreage is defective. If they establish any title defects which are not resolved in favor of CONSOL Energy or if the subject acreage is reassigned to us at our request, then subject to certain deductibles, Noble's and Hess's respective aggregate carried cost obligation under the joint venture agreements will be reduced by the value the parties previously allocated to the affected acreage in the transaction. If a significant percentage of the oil and gas interests we contributed have title defects, the carried costs could be materially reduced and our aggregate share of the drilling and completion costs for wells in these joint ventures could materially increase.  See Note 8 - Property, Plant and Equipment in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for additional details.

•
Additional pension settlement charges are reasonably possible to occur throughout the remainder of 2013. When lump sum payments from the pension plan exceed the service and interest expense, pension settlement accounting requires unamortized actuarial gains and losses related to the lump sum payouts be amortized immediately. The threshold for pension settlement has been reached as of March 31, 2013 and the corresponding charge has been recognized as discussed above. Additional pension settlement charges throughout the remainder of 2013 could be material to the financial results of CONSOL Energy.

•	CONSOL Energy continues to explore potential sales of assets.

Results of Operations
Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Net Income Attributable to CONSOL Energy Shareholders
CONSOL Energy reported a net loss attributable to CONSOL Energy shareholders of $2 million, or $0.01 per diluted share, for the three months ended March 31, 2013. Net income attributable to CONSOL Energy shareholders was $97 million, or $0.42 per diluted share, for the three months ended March 31, 2012.
The coal division includes thermal coal, high volatile metallurgical coal, low volatile metallurgical coal and other coal. The total coal division contributed $93 million of earnings before income tax for the three months ended March 31, 2013 compared to $163 million for the three months ended March 31, 2012. The total coal division sold 15.2 million tons of coal produced from CONSOL Energy mines for the three months ended March 31, 2013 and March 31, 2012.
The average sales price and total costs per ton for all active coal operations were as follows:

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Average Sales Price per ton sold	$63.56	$69.06	$(5.50)	(8.0)%
Average Cost of Goods Sold per ton	50.69	54.60	(3.91)	(7.2)%
Margin per ton sold	$12.87	$14.46	$(1.59)	(11.0)%

The lower average sales price per ton sold reflects a decrease in the global metallurgical coal markets. The coal division priced 2.8 million tons on the export market at an average sales price of $72.33 for the three months ended March 31, 2013 compared to 2.6 million tons at an average price of $92.52 per ton for the three months ended March 31, 2012. All other tons were sold on the domestic market.

Changes in the average cost of goods sold per ton were primarily related to the following items:

•
Direct operating costs improved primarily as the result of several cost saving initiatives at the Buchanan Mine, such as, slowing the pace of major maintenance projects, right sizing the workforce to fit the recently implemented five-day work schedule, and opening the Horne Mountain portal which allowed employees to enter the mine much closer to the longwall face.

•
The idle longwalls at the Blacksville Mine and the Buchanan Mine during March 2012 resulted in an decrease in unit costs of approximately $1.89 in the period-to-period comparison. The 2012 unit costs were higher as the 2012 fixed costs were allocated over fewer tons.

•	Average direct service costs to operations were improved due to reduced subsidence expense related to the timing and nature of properties undermined in the period-to-period comparison.

•
Average operating supplies and maintenance costs per ton sold decreased due to reduced equipment maintenance, timing of major equipment overhaul costs, reduced fuels and lubricants and use of pumpable cribs for roof support.

•
The Fola Mining Complex was idled in August 2012 which resulted in lower direct operating costs per ton produced in the period-to-period comparison. The mine, which was idled for market reasons, was a higher cost mining operation which when removed reduced the overall average direct operating costs per ton produced by $0.55 per ton.

The total gas division includes CBM, Shallow Oil and Gas, Marcellus and other gas. The total gas division contributed $1 million of loss before income tax for the three months ended March 31, 2013 compared to $12 million of income before income tax for the three months ended March 31, 2012. Total gas production was 39.2 billion cubic feet for the three months ended March 31, 2013 compared to 37.7 billion cubic feet for the three months ended March 31, 2012. Total gas production increased primarily as a result of the Marcellus on-going drilling program.
The average sales price and total costs for all active gas operations were as follows:

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Average Sales Price per thousand cubic feet sold	4.30	4.26	0.04	0.9%
Average Costs per thousand cubic feet sold	3.53	3.37	0.16	4.7%
Margin per thousand cubic feet sold	0.77	0.89	(0.12)	(13.5)%

Total gas division outside sales revenues were $168 million for the three months ended March 31, 2013 compared to $161 million for the three months ended March 31, 2012. The increase was primarily due to the 4.0% increase in volumes sold, along with 0.9% increase in average price per thousand cubic feet sold. The increase in average sales price is the result of the increase in general market prices and sales of natural gas liquids, partially offset by various gas swap transactions that occurred throughout both periods. The gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 16.7 billion cubic feet of our produced gas sales volumes for the three months ended March 31, 2013 at an average price of $4.79 per thousand cubic feet. These financial hedges represented 18.3 billion cubic feet of our produced gas sales volumes for the three months ended March 31, 2012 at an average price of $5.44 per thousand cubic feet.

Changes in the average cost per thousand cubic feet of gas sold were primarily related to the following items:

•	Gathering costs increased in the period-to-period comparison due to higher firm transportation costs and increased processing fees associated with natural gas liquids.

•	Higher units-of-production depreciation, depletion and amortization rates for producing properties.

•
These were offset, in part by higher volumes in the period-to-period comparison due to the on-going Marcellus drilling program. Fixed costs are allocated over increased volumes, resulting in lower unit costs.

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
General and administrative costs are allocated between divisions (Coal, Gas, Other) based primarily on percentage of total revenue and percentage of total projected capital expenditures. General and administrative costs are excluded from the coal and gas unit costs above. Total general and administrative costs were made up of the following items:

	For the three months Ended March 31,
	2013	2012	Variance	Percent Change
Employee wages and related expenses	$13	$17	$(4)	(23.5)%
Consulting and professional services	8	6	2	33.3%
Advertising and promotion	2	2	—	—%
Contributions	2	2	—	—%
Miscellaneous	7	8	(1)	(12.5)%
Total Company General and Administrative Expenses	$32	$35	$(3)	(8.6)%

Total Company General and Administrative Expenses changed due to the following:

•
Employee wages and related expenses decreased $4 million primarily attributable to fewer employees as a result of the 2012 Voluntary Severance Incentive Plan and lower salary OPEB expenses in the period-to-period comparison. The lower OPEB expenses relate to changes in the discount rates and other assumptions, and a modification to the benefit plan for certain salaried employees.

•	Consulting and professional services increased $2 million in the period-to-period comparison due to various legal proceedings and consulting projects, none of which are individually significant.

•	Advertising and promotion and contributions remained consistent in the period-to-period comparison.

•	Miscellaneous general and administrative expenses decreased slightly in the period-to-period comparison due to various transactions, none of which were individually material.

Total Company long-term liabilities, such as OPEB, the salary retirement plan, workers' compensation and long-term disability are actuarially calculated for the Company as a whole. The expenses are then allocated to operational units based on active employee counts or active salary dollars. Total CONSOL Energy expense related to our actuarial liabilities was $90 million for the three months ended March 31, 2013 compared to $69 million for the three months ended March 31, 2012. The increase of $21 million for total CONSOL Energy expense was primarily due to required pension settlement accounting of $27 million related to lump sum distributions made for the 2013 plan year exceeding the total of the service cost and interest cost for the 2013 plan year. The pension settlement was not allocated to individual operating segments and is therefore not included in unit costs presented for coal or gas. This was offset, in part, due to a modification to the benefit plan for salaried employees and a decrease in the discount rate assumptions used to calculate expense for benefit plans at the measurement date, which is December 31. See Note 3—Components of Pension and Other Postretirement Benefit Plans Net Periodic Benefit Costs and Note 4—Components of Coal Workers' Pneumoconiosis (CWP) and Workers' Compensation Net Periodic Benefit Costs in the Notes to the Unaudited Consolidated Financial Statements for additional detail of the total Company expense decrease.

TOTAL COAL SEGMENT ANALYSIS for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:
The coal segment contributed $93 million of earnings before income tax in the three months ended March 31, 2013 compared to $163 million in the three months ended March 31, 2012. Variances by the individual coal segments are discussed below.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2013					March 31, 2012
	Thermal Coal	High Vol Met Coal	Low Vol Met Coal	Other Coal	Total Coal	Thermal Coal	High Vol Met Coal	Low Vol Met Coal	Other Coal	Total Coal
Sales:
Produced Coal	$761	$59	$147	$—	$967	$(51)	$(2)	$(26)	$(4)	$(83)
Purchased Coal	—	—	—	5	5	—	—	—	—	—
Total Outside Sales	761	59	147	5	972	(51)	(2)	(26)	(4)	(83)
Freight Revenue	—	—	—	14	14	—	—	—	(35)	(35)
Other Income	—	—	—	14	14	—	—	—	(18)	(18)
Total Revenue and Other Income	761	59	147	33	1,000	(51)	(2)	(26)	(57)	(136)
Costs and Expenses:
Beginning inventory costs	58	—	21	—	79	(32)	—	5	—	(27)
Total direct operating costs	391	31	48	45	515	(43)	1	(12)	14	(40)
Total royalty/production taxes	53	—	7	—	60	(3)	(3)	(2)	(1)	(9)
Total direct services to operations	57	6	6	60	129	(28)	(2)	—	3	(27)
Total retirement and disability	45	3	7	4	59	(3)	—	(1)	—	(4)
Depreciation, depletion and amortization	73	6	11	13	103	(7)	—	1	9	3
Ending inventory costs	(44)	—	(8)	—	(52)	66	—	7	—	73
Total Costs and Expenses	633	46	92	122	893	(50)	(4)	(2)	25	(31)
Freight Expense	—	—	—	14	14	—	—	—	(35)	(35)
Total Costs	633	46	92	136	907	(50)	(4)	(2)	(10)	(66)
Earnings (Loss) Before Income Taxes	$128	$13	$55	$(103)	$93	$(1)	$2	$(24)	$(47)	$(70)

THERMAL COAL SEGMENT
The thermal coal segment contributed $128 million to total Company earnings before income tax for the three months ended March 31, 2013 and $129 million for the three months ended March 31, 2012. The thermal coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Company Produced Thermal Tons Sold (in millions)	12.9	13.1	(0.2)	(1.5)%
Average Sales Price Per Thermal Ton Sold	$59.01	$61.83	$(2.82)	(4.6)%

Beginning Inventory Costs Per Thermal Ton	$50.92	$58.32	$(7.40)	(12.7)%

Total Direct Operating Costs Per Thermal Ton Produced	$31.02	$31.89	$(0.87)	(2.7)%
Total Royalty/Production Taxes Per Thermal Ton Produced	4.17	4.15	0.02	0.5%
Total Direct Services to Operations Per Thermal Ton Produced	4.49	6.33	(1.84)	(29.1)%
Total Retirement and Disability Per Thermal Ton Produced	3.58	3.54	0.04	1.1%
Total Depreciation, Depletion and Amortization Costs Per Thermal Ton Produced	5.74	5.90	(0.16)	(2.7)%
Total Production Costs Per Thermal Ton Produced	$49.00	$51.81	$(2.81)	(5.4)%

Ending Inventory Costs Per Thermal Ton	$50.57	$55.60	$(5.03)	(9.0)%

Total Costs Per Thermal Ton Sold	$49.09	$52.06	$(2.97)	(5.7)%
Average Margin Per Thermal Ton Sold	$9.92	$9.77	$0.15	1.5%

Thermal coal revenue was $761 million for the three months ended March 31, 2013 compared to $812 million for the three months ended March 31, 2012. The $51 million decrease was attributable to a $2.82 per ton lower average sales price and 0.2 million reduction in tons sold. The lower average thermal coal sales price in the 2013 period was the result of the renewal of several domestic thermal contracts whose pricing was reduced effective January 1, 2013. Also, 1.0 million tons of thermal coal were priced on the export market at an average sales price of $58.91 per ton for the three months ended March 31, 2013 compared to 1.0 million tons at an average price of $62.01 per ton for the three months ended March 31, 2012.
Total cost of goods sold are comprised of changes in thermal coal inventory, both volumes and carrying values, and costs of tons produced in the period. Total cost of goods sold for thermal coal was $633 million for the three months ended March 31, 2013, or $51 million lower than the $684 million for the three months ended March 31, 2012. Total cost of goods sold for thermal coal was $49.09 per ton in the three months ended March 31, 2013 compared to $52.06 per ton in the three months ended March 31, 2012. The decrease in costs of goods sold per thermal ton was due to the items described below.
Direct Operating costs are comprised of labor, supplies, maintenance, power and preparation plant charges related to the extraction and sale of coal. These costs are reviewed regularly by management and are considered to be the direct responsibility of mine management. Direct Operating costs related to the thermal coal segment were $391 million in the three months ended March 31, 2013 compared to $434 million in the three months ended March 31, 2012. Direct operating costs were $31.02 per ton produced in the current period compared to $31.89 per ton produced in the prior period. Changes in the average direct operating costs per thermal ton produced were primarily related to the following items:

•
The Blacksville No. 2 longwall idling in 2012 resulted in lower direct operating costs per ton produced in the period-to-period comparison. The mine continued to run the continuous miners and perform mine maintenance during the month of March 2012 when the longwall was idled for market reasons, which negatively impacted unit costs $0.73 per ton during the idle period when compared to the current period.

•
The Fola Mining Complex was idled in August 2012 which resulted in lower direct operating costs per ton produced in the period-to-period comparison. The mine, which was idled for market reasons, was a higher cost mining operation which when removed reduced the overall average direct operating costs per ton produced.

Royalties and production taxes decreased $3 million to $53 million in the current period. Average cost per thermal ton produced increased $0.02 per ton to $4.17 per ton sold, due to lower production volumes, and lower average sales prices which is the basis for most production taxes.
Direct services to the operations are comprised of items which support groups manage on behalf of the coal operations. Costs included in direct services are comprised of subsidence costs, direct administrative and selling costs, permitting and compliance costs, mine closing and reclamation costs, and water treatment costs. The cost of these support services was $57 million in the current period compared to $85 million in the prior period. Direct services to the operations were $4.49 per ton in the current period compared to $6.33 per ton in the prior period. Changes in the average direct service to operations cost per thermal ton produced were primarily related to the following items:

•
Average direct service costs to operations were improved due to a reduction in subsidence expense. The reduction was the result of the timing and nature of properties undermined in the period-to-period comparison.

•	Permitting and compliance costs decreased due to reduction in stream monitoring expenses

Retirement and disability costs are comprised of the expenses related to the Company's long-term liabilities, such as other post-retirement benefits (OPEB), the salary retirement plan, workers' compensation, coal workers' pneumoconiosis (CWP) and long-term disability. These liabilities are actuarially calculated for the Company as a whole. The expenses are then allocated to operational units based on active employee counts or active salary dollars. The average retirement and disability costs attributable to the thermal coal segment were $45 million for the three months ended March 31, 2013 compared to $48 million for the three months ended March 31, 2012. The decrease in the thermal coal retirement and disability costs was primarily attributable to a decrease in discount rates used to calculate the 2013 cost of the long-term liabilities and a modification of the salaried other post-retirement benefit plan that occurred March 31, 2012. These improvements were offset, in part, by the reduction in production volumes which negatively impacted unit costs.
Depreciation, depletion and amortization for the thermal coal segment was $73 million for the three months ended March 31, 2013 compared to $80 million for the three months ended March 31, 2012. Unit costs per thermal ton produced were lower in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to idling of the Fola Mining Complex.
Changes in thermal coal inventory volumes and carrying value resulted in $14 million of cost of goods sold in the three months ended March 31, 2013 compared to $20 million reduction of cost of goods sold in the three months ended March 31, 2012. Thermal coal inventory was 0.9 million tons at March 31, 2013 compared to 2.0 million tons at March 31, 2012.

HIGH VOL METALLURGICAL COAL SEGMENT
The high volatile metallurgical coal segment contributed $13 million to total Company earnings before income tax for the three months ended March 31, 2013 compared to $11 million for the three months ended March 31, 2012. The high volatile metallurgical coal revenue and cost components on a per unit basis for these periods are as follows:

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Company Produced High Vol Met Tons Sold (in millions)	0.9	1.0	(0.1)	(10.0)%
Average Sales Price Per High Vol Met Ton Sold	$66.72	$62.18	$4.54	7.3%

Beginning Inventory Costs Per High Vol Met Ton	$—	$—	$—	—%

Total Direct Operating Costs Per High Vol Met Ton Produced	$34.71	$30.44	$4.27	14.0%
Total Royalty/Production Taxes Per High Vol Met Ton Produced	(0.05)	3.36	(3.41)	(101.5)%
Total Direct Services to Operations Per High Vol Met Ton Produced	7.25	7.72	(0.47)	(6.1)%
Total Retirement and Disability Per High Vol Met Ton Produced	3.80	3.11	0.69	22.2%
Total Depreciation, Depletion and Amortization Costs Per High Vol Met Ton Produced	6.25	6.01	0.24	4.0%
Total Production Costs Per High Vol Met Ton Produced	$51.96	$50.64	$1.32	2.6%

Ending Inventory Costs Per High Vol Met Ton	$—	$—	$—	—%

Total Costs Per High Vol Met Ton Sold	$51.96	$50.64	$1.32	2.6%
Margin Per High Vol Met Ton Sold	$14.76	$11.54	$3.22	27.9%

High volatile metallurgical coal revenue was $59 million for the three months ended March 31, 2013 compared to $61 million for the three months ended March 31, 2012. Average sales prices for high volatile metallurgical coal increased $4.54 per ton in a period-to-period comparison. CONSOL Energy priced 0.7 million tons of high volatile metallurgical coal in the export market at an average sales price of $63.79 per ton for the three months ended March 31, 2013 compared to 0.8 million tons at an average price of $59.22 per ton for the three months ended March 31, 2012. The remaining tons sold in the period-to-period comparison were sold on the domestic market.
Total cost of goods sold are comprised of changes in high volatile metallurgical coal inventory, both volumes and carrying values, and costs of tons produced in the period. Total cost of goods sold for high volatile metallurgical coal was $46 million for the three months ended March 31, 2013, or $4 million lower than the $50 million for the three months ended March 31, 2012. Total cost of goods sold for high volatile metallurgical coal was $51.96 per ton in the three months ended March 31, 2013 compared to $50.64 per ton in the three months ended March 31, 2012. The increase in cost of goods sold per high volatile metallurgical ton was due to the items described below.
Direct Operating costs are comprised of labor, supplies, maintenance, power and preparation plant charges related to the extraction and sale of coal. These costs are reviewed regularly by management and are considered to be the direct responsibility of mine management. Direct Operating costs related to the high volatile metallurgical coal segment were $31 million in the three months ended March 31, 2013 compared to $30 million in the three months ended March 31, 2012. Direct operating costs were $34.71 per ton produced in the current period compared to $30.44 per ton produced in the prior period. The increase in the average direct operating costs per high volatile metallurgical ton produced were primarily related due to fewer tons produced. Fixed costs are allocated over less tons, resulting in higher unit costs.

Royalties and production taxes improved $3 million in the current period due to various items, none of which are individually significant.
Direct services to the operations are comprised of items which support groups manage on behalf of the coal operations. Costs included in direct services are comprised of subsidence costs, direct administrative and selling costs, permitting and compliance costs, mine closing and reclamation costs, and water treatment costs. The costs of these support services for high volatile metallurgical coal were $6 million in the current period compared to $8 million in the prior period. Lower costs were attributable to lower subsidence costs due to the timing and nature of properties undermined. Direct services to the operations for high volatile metallurgical coal were $7.25 per ton in the current period compared to $7.72 per ton in the prior period. Changes in the average direct service to operations cost per ton for high volatile metallurgical coal produced were primarily related to lower subsidence expenses, offset, in part, by lower tons produced.
Retirement and disability costs are comprised of the expenses related to the Company's long-term liabilities, such as other post-retirement benefits (OPEB), the salary retirement plan, workers' compensation, coal workers' pneumoconiosis (CWP) and long-term disability. These liabilities are actuarially calculated for the Company as a whole. The expenses are then allocated to operational units based on active employee counts or active salary dollars. The average retirement and disability costs attributable to the high volatile metallurgical coal segment were $3 million for the three months ended March 31, 2013 and for the three months ended March 31, 2012. The reduction in production volumes had a negative impact on the unit costs.
Depreciation, depletion and amortization for the high volatile metallurgical coal segment was $6 million for the three months ended March 31, 2013 and March 31, 2012. Unit costs per high volatile ton produced were higher in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to additional equipment and infrastructure placed into service after the 2012 period that is depreciated on a straight-line basis, which is negatively impacted by lower production volumes.
There were no changes in volumes or carrying value of coal inventory in the three months ended March 31, 2013 and March 31, 2012. There was no high volatile metallurgical coal inventory at March 31, 2013 or March 31, 2012.

LOW VOL METALLURGICAL COAL SEGMENT
The low volatile metallurgical coal segment contributed $55 million to total Company earnings before income tax in the three months ended March 31, 2013 compared to $79 million in the three months ended March 31, 2012. The low volatile metallurgical coal revenue and cost components on a per ton basis for these periods are as follows:

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Company Produced Low Vol Met Tons Sold (in millions)	1.4	1.0	0.4	40.0%
Average Sales Price Per Low Vol Met Ton Sold	$102.69	$167.87	$(65.18)	(38.8)%

Beginning Inventory Costs Per Low Vol Met Ton	$86.38	$67.60	$18.78	27.8%

Total Direct Operating Costs Per Low Vol Met Ton Produced	$37.83	$58.76	$(20.93)	(35.6)%
Total Royalty/Production Taxes Per Low Vol Met Ton Produced	5.62	9.23	(3.61)	(39.1)%
Total Direct Services to Operations Per Low Vol Met Ton Produced	4.80	6.32	(1.52)	(24.1)%
Total Retirement and Disability Per Low Vol Met Ton Produced	5.19	8.32	(3.13)	(37.6)%
Total Depreciation, Depletion and Amortization Costs Per Low Vol Met Ton Produced	8.29	9.81	(1.52)	(15.5)%
Total Production Costs Per Low Vol Met Ton Produced	$61.73	$92.44	$(30.71)	(33.2)%

Ending Inventory Costs Per Low Vol Met Ton	$85.60	$72.97	$12.63	17.3%

Total Costs Per Low Vol Met Ton Sold	$64.42	$90.75	$(26.33)	(29.0)%
Margin Per Low Vol Met Ton Sold	$38.27	$77.12	$(38.85)	(50.4)%

Low volatile metallurgical coal revenue was $147 million for the three months ended March 31, 2013 compared to $173 million for the three months ended March 31, 2012. The $26 million decrease was attributable to a $65.18 per ton lower average sales price. Average sales prices for low volatile metallurgical coal decreased in the period-to-period comparison due to the weakening in global metallurgical coal demand. For the 2013 period, 1.1 million tons of low volatile metallurgical coal was priced on the export market at an average price of $89.72 per ton compared to 0.8 million tons at an average price of $163.74 per ton for the 2012 period. The remaining tons sold in the period-to-period comparison were sold on the domestic market.

Total cost of goods sold are comprised of changes in low volatile metallurgical coal inventory, both volumes and carrying values, and costs of tons produced in the period. Total cost of goods sold for low volatile metallurgical coal was $92 million for the three months ended March 31, 2013, or $2 million lower than the $94 million for the three months ended March 31, 2012. Total cost of goods sold for low volatile metallurgical coal was $64.42 per ton in the three months ended March 31, 2013 compared to $90.75 per ton in the three months ended March 31, 2012. The decrease in cost of goods sold per low volatile metallurgical ton was due to the following items described below.
Direct Operating costs are comprised of labor, supplies, maintenance, power and preparation plant charges related to the extraction and sale of coal. These costs are reviewed regularly by management and are considered to be the direct responsibility of mine management. Direct Operating costs related to the low volatile metallurgical coal segment were $48 million in the three months ended March 31, 2013 compared to $60 million in the three months ended March 31, 2012. Direct operating costs improved primarily as the result of several cost saving initiatives at the Buchanan Mine, such as, slowing the pace of major maintenance projects, right sizing the workforce to fit the recently implemented five-day work schedule, and opening the Horne Mountain portal which allowed employees to enter the mine much closer to the longwall face. Direct operating costs were $37.83 per ton produced in the current period compared to $58.76 per ton produced in the prior period. Low volatile metallurgical coal production was 1.3 million tons in the three months ended March 31, 2013 compared to 1.0 million tons in the three months ended March 31, 2012.
Royalties and production taxes improved $2 million to $7 million in the current period compared to $9 million in the prior period. Unit costs also improved $3.61 per low volatile metallurgical ton produced to $5.62 per ton in the current period compared to $9.23 per ton in the prior period. Average cost per low volatile metallurgical ton produced decreased due to lower royalties and lower production taxes. These decreases were related to lower average sales prices.

Direct services to the operations are comprised of items which support groups manage on behalf of the coal operations. Costs included in direct services are comprised of subsidence costs, direct administrative and selling costs, permitting and compliance costs, mine closing and reclamation costs, and water treatment costs. The costs of these support services for low volatile metallurgical coal were $6 million in the current and prior periods. Direct services to the operations for low volatile metallurgical coal were $4.80 per ton in the current period compared to $6.32 per ton in the prior period. Changes in the average direct service to operations cost per ton for low volatile metallurgical coal produced were primarily related to higher tons of coal produced in the period-to-period comparison.
Retirement and disability costs are comprised of the expenses related to the Company's long-term liabilities, such as other post-retirement benefits (OPEB), the salary retirement plan, workers' compensation, coal workers' pneumoconiosis (CWP) and long-term disability. These liabilities are actuarially calculated for the Company as a whole. The expenses are then allocated to operational units based on active employee counts or active salary dollars. The average retirement and disability costs attributable to the low volatile metallurgical coal segment were $7 million for the three months ended March 31, 2013 compared to $8 million for the three months ended March 31, 2012. The decrease in the low volatile metallurgical coal retirement and disability costs was primarily attributable to a decrease in discount rates used to calculate the cost of the long-term liabilities and a modification of the salaried other post-retirement benefit plan that occurred on March 31, 2012. This coupled with the increase in volumes resulted in an improvement on the unit costs of $3.13 in the period-to-period comparison.
Depreciation, depletion and amortization for the low volatile metallurgical coal segment was $11 million for the three months ended March 31, 2013 compared to $10 million for the three months ended March 31, 2012. Unit costs per low volatile metallurgical tons produced were lower in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to the cost of equipment and infrastructure depreciated on a straight-line basis being spread over higher volumes of produced coal during the current period.
Changes in low volatile metallurgical coal inventory volumes and carrying value resulted in an increase of $13 million to cost of goods sold in the three months ended March 31, 2013 and an increase of $1 million to cost of goods sold in the three months ended March 31, 2012. Produced low volatile metallurgical coal inventory was 0.1 million tons at March 31, 2013 compared to 0.2 million tons at March 31, 2012.
OTHER COAL SEGMENT

The other coal segment had a loss before income tax of $103 million for the three months ended March 31, 2013 compared to a loss before income tax of $56 million for the three months ended March 31, 2012. The other coal segment includes purchased coal activities, idle mine activities, as well as various activities assigned to the coal segment but not allocated to each individual mine.

Other coal segment produced coal sales includes revenue from the sale of 0.1 million tons of coal which was recovered during the reclamation process at idled facilities for the three months ended March 31, 2012. No coal was recovered during the reclamation process at idled facilities for the three months ended March 31, 2013. The primary focus of the activity at these locations is reclaiming disturbed land in accordance with the mining permit requirements after final mining has occurred. The tons sold are incidental to total Company production or sales.

Purchased coal sales consist of revenues from processing third-party coal in our preparation plants for blending purposes to meet customer coal specifications and coal purchased from third parties and sold directly to our customers. The revenues were $5 million for the three months ended March 31, 2013 and March 31, 2012.

Freight revenue is the amount billed to customers for transportation costs incurred. This revenue is based on weight of coal shipped, negotiated freight rates and method of transportation (i.e. rail, barge, truck, etc.) used by the customers to which CONSOL Energy contractually provides transportation services. Freight revenue is offset by freight expense. Freight revenue was $14 million for the three months ended March 31, 2012 compared to $49 million for the three months ended March 31, 2012. The $35 million decrease in freight revenue was due to decreased shipments under contracts which CONSOL Energy contractually provides transportation services.

Miscellaneous other income was $14 million for the three months ended March 31, 2013 compared to $32 million for the three months ended March 31, 2012. The $18 million decrease is due to the following items:

•
Gain on sale of assets attributable to the Other Coal segment were $2 million in the three months ended March 31, 2013 compared to $17 million in the three months ended March 31, 2012. The change was primarily related to 2012 sales of surface lands in Illinois and Pennsylvania that resulted in income of $16 million. See Note 2—Acquisitions and Dispositions in the Notes to the Unaudited Consolidated Financial Statements for additional detail of these sales. The remaining change was related to various transactions that occurred throughout both periods, none of which were individually material.

•	Equity in earnings of affiliates decreased $4 million due to lower earnings from our equity affiliates.

•
In the three months ended March 31, 2013, $3 million in business interruption insurance proceeds was received related to the 2012 Bailey Belt Conveyor accident. There is no assurance that additional proceeds from the incident will be received.

•	The remaining $2 million decrease in other income is due to various items, none of which are individually significant.

Other coal segment total costs were $136 million for the three months ended March 31, 2013 compared to $146 million for the three months ended March 31, 2012. The decrease of $10 million was due to the following items:

	For the Three Months Ended March 31,
	2013	2012	Variance
Blacksville No. 2 Mine Fire	$15	$—	$15
Stock-based compensation	17	10	7
Closed and idle mines	30	22	8
Freight expense	14	49	(35)
Other	60	65	(5)
Total Other Coal Segment Costs	$136	$146	$(10)

•
On March 12, 2013, smoke was detected exiting the Orndoff shaft at CONSOL Energy's Blacksville No. 2 Mine near Wayne in Greene County, PA. All day shift underground employees were safely evacuated and no one sustained injuries. The location of the fire was identified and containment and extinguishment procedures were developed. The fire has since been extinguished as of March 24, 2013. It is unknown when mine operations will resume. The $15 million pre-tax expense impact reflects the expenses incurred to extinguish the fire. Insurance recovery is uncertain at this time and the impact of any potential recovery has not been reflected in the three months ended March 31, 2013.

•
Stock-based compensation was higher in the period-to-period comparison primarily due to additional non-cash amortization expense and accelerated non-cash amortization for retiree-eligible employees who received awards under the new CONSOL Share Unit (CSU) program, when compared to the prior year's quarter.  The new program replaces several previously provided long-term executive compensation award programs.  The compensation expense of the CSU program will not be materially different from the total expense of the previous programs over the three-year performance period.

•
Closed and idle mine costs increased approximately $8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The increase was the result of $6 million additional costs related to on-going idling costs incurred at the Fola Complex in the three months ended March 31, 2013 and $3 million in idling costs incurred at the Amonate Complex, which were idled in September 2012. Closed and idle mine costs decreased $1 million due to other changes in the operational status of various other mines, between idled and operating throughout both periods, none of which were individually material.

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

•	Other expenses related to the coal segment decreased $5 million due to various transactions that occurred throughout both periods, none of which were individually material.

TOTAL GAS SEGMENT ANALYSIS for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:
The gas segment contributed a loss of $1 million to earnings before income tax in the three months ended March 31, 2013 compared to earnings of $12 million in the three months ended March 31, 2012.

	For the Three Months Ended					Difference to Three Months Ended
	March 31, 2013					March 31, 2012
	CBM	Shallow Oil and Gas	Marcellus	Other Gas	Total Gas	CBM	Shallow Oil and Gas	Marcellus	Other Gas	Total Gas
Sales:
Produced	$83	$32	$49	$3	$167	$(16)	$(2)	$25	$—	$7
Related Party	1	—	—	—	1	—	—	—	—	—
Total Outside Sales	84	32	49	3	168	(16)	(2)	25	—	7
Gas Royalty Interest	—	—	—	14	14	—	—	—	2	2
Purchased Gas	—	—	—	1	1	—	—	—	—	—
Other Income	—	—	—	14	14	—	—	—	(2)	(2)
Total Revenue and Other Income	84	32	49	32	197	(16)	(2)	25	—	7
Lifting	9	7	5	1	22	—	(3)	1	1	(1)
Ad Valorem, Severance, and Other Taxes	1	3	2	(1)	5	(2)	—	1	(1)	(2)
Gathering	28	10	9	1	48	3	4	5	1	13
Gas Direct Administrative, Selling & Other	2	2	6	1	11	(3)	(2)	3	—	(2)
Depreciation, Depletion and Amortization	23	14	13	2	52	1	(1)	4	(2)	2
General & Administration	—	—	—	10	10	—	—	—	—	—
Gas Royalty Interest	—	—	—	12	12	—	—	—	2	2
Purchased Gas	—	—	—	1	1	—	—	—	—	—
Exploration and Other Costs	—	—	—	10	10	—	—	—	5	5
Other Corporate Expenses	—	—	—	25	25	—	—	—	2	2
Interest Expense	—	—	—	2	2	—	—	—	1	1
Total Cost	63	36	35	64	198	(1)	(2)	14	9	20
Earnings Before Income Tax	$21	$(4)	$14	$(32)	$(1)	$(15)	$—	$11	$(9)	$(13)

COALBED METHANE (CBM) GAS SEGMENT
The CBM segment contributed $21 million to the total Company earnings before income tax for the three months ended March 31, 2013 compared to $36 million for the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Produced Gas CBM sales volumes (in billion cubic feet)	20.7	22.7	(2.0)	(8.8)%
Average CBM sales price per thousand cubic feet sold	$4.08	$4.40	$(0.32)	(7.3)%
Average CBM lifting costs per thousand cubic feet sold	0.45	0.41	0.04	9.8%
Average CBM ad valorem, severance, and other taxes per thousand cubic feet sold	0.06	0.12	(0.06)	(50.0)%
Average CBM gathering costs per thousand cubic feet sold	1.38	1.08	0.30	27.8%
Average CBM direct administrative, selling & other costs per thousand cubic feet sold	0.08	0.23	(0.15)	(65.2)%
Average CBM depreciation, depletion and amortization costs per thousand cubic feet sold	1.08	0.96	0.12	12.5%
Total Average CBM costs per thousand cubic feet sold	3.05	2.80	0.25	8.9%
Average Margin for CBM	$1.03	$1.60	$(0.57)	(35.6)%

CBM sales revenues were $84 million in the three months ended March 31, 2013 compared to $100 million for the three months ended March 31, 2012. The $16 million decrease was primarily due to an 8.8% decrease in average volumes sold and by a 7.3% decrease in average sales price per thousand cubic feet sold. The decrease in CBM average sales price was the result of higher average market prices offset by various gas swap transactions that matured in each period. The gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 9.1 billion cubic feet of our produced CBM gas sales volumes for the three months ended March 31, 2013 at an average price of $4.63 per thousand cubic feet. For the three months ended March 31, 2012, these financial hedges represented 11.4 billion cubic feet at an average price of $5.63 per thousand cubic feet. CBM sales volumes decreased 2 billion cubic feet for the three months ended March 31, 2013 compared to the 2012 period primarily due to normal well declines without a corresponding increase in wells drilled. Currently, the focus of the gas division is to develop its Marcellus and Utica acreage.

Total costs for the CBM segment were $63 million for the three months ended March 31, 2013 compared to $64 million for the three months ended March 31, 2012. Lower costs in the period-to-period comparison are primarily related to decreased gas production as discussed above. Costs per unit have increased due to the decrease in production.

CBM lifting costs were $9 million for the three months ended March 31, 2013 and 2012. The $0.04 per thousand cubic feet increase in average lifting costs during the current year is directly related to the decreased gas production as discussed above.

CBM ad valorem, severance and other taxes were $1 million for the three months ended March 31, 2013 compared to $3 million for the three months ended March 31, 2012. The $2 million decrease in total dollars was primarily due to a reassessment of our 2012 ad valorem taxes paid to Tazewell County, Virginia resulting in a current period refund and due to lower severance tax expense caused by lower average gas sales prices. Decreased ad valorem and severance costs resulted in a decrease in average unit costs, offset, in part, by an increase due to the reduction of volumes.

CBM gathering costs were $28 million for the three months ended March 31, 2013 compared to $25 million for the three months ended March 31, 2012. The $0.30 per thousand cubic feet increase in average CBM gathering unit costs are related to increased power usage, higher compressor maintenance, higher road maintenance expenses and lower volumes sold in the period-to-period comparison.

CBM direct administrative, selling & other costs for the CBM segment were $2 million for the three months ended March 31, 2013 compared to $5 million for the three months ended March 31, 2012. Direct administrative, selling & other costs attributable to the total gas segment are allocated to the individual gas segments based on a combination of production and employee counts. The decrease in direct administrative, selling & other costs was primarily due to reduced direct administrative labor and CBM volumes representing a smaller proportion of total natural gas volumes produced. Improvements in unit costs were offset, in part, by the reduction in volumes.

Depreciation, depletion and amortization attributable to the CBM segment was $23 million for the three months ended March 31, 2013 compared to $22 million for the three months ended March 31, 2012. There was approximately $16 million, or $0.75 per unit-of-production, of depreciation, depletion and amortization related to CBM gas and related well equipment that was reflected on a units-of-production method of depreciation in the three months ended March 31, 2013. The production portion of depreciation, depletion and amortization was $15 million, or $0.68 per unit-of-production in the three months ended March 31, 2012. There was approximately $7 million, or $0.33 average per unit cost of depreciation, depletion and amortization relating to gathering and other equipment reflected on a straight line basis for the three months ended March 31, 2013. The non-production related depreciation, depletion and amortization was $7 million, or $0.28 per thousand cubic feet for the three months ended March 31, 2012.

SHALLOW OIL AND GAS SEGMENT

The Shallow Oil and Gas segment had a loss before income tax of $4 million for both the three months ended March 31, 2013 and for the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Produced Gas Shallow Oil and Gas sales volumes (in billion cubic feet)	7.1	7.6	(0.5)	(6.6)%
Average Shallow Oil and Gas sales price per thousand cubic feet sold	$4.57	$4.53	$0.04	0.9%
Average Shallow Oil and Gas lifting costs per thousand cubic feet sold	1.00	1.32	(0.32)	(24.2)%
Average Shallow Oil and Gas ad valorem, severance, and other taxes per thousand cubic feet sold	0.38	0.35	0.03	8.6%
Average Shallow Oil and Gas gathering costs per thousand cubic feet sold	1.42	0.78	0.64	82.1%
Average Shallow Oil and Gas direct administrative, selling & other costs per thousand cubic feet sold	0.32	0.59	(0.27)	(45.8)%
Average Shallow Oil and Gas depreciation, depletion and amortization costs per thousand cubic feet sold	2.04	1.98	0.06	3.0%
Total Average Shallow Oil and Gas costs per thousand cubic feet sold	5.16	5.02	0.14	2.8%
Average Margin for Shallow Oil and Gas	$(0.59)	$(0.49)	$(0.10)	20.4%
Shallow Oil and Gas sales revenues were $32 million for the three months ended March 31, 2013 compared to $34 million for the three months ended March 31, 2012. The $2 million decrease was primarily due to the 6.6% decrease in volumes sold, offset, in part, by a 0.9% increase in average sales price. The increase in shallow oil and gas average sales price is the result of higher average market prices and various gas swap transactions that matured in each period. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 3.3 billion cubic feet of our produced shallow oil and gas sales volumes for the three months ended March 31, 2013 at an average price of $5.28 per thousand cubic feet. For the three months ended March 31, 2012, these financial hedges represented 4.1 billion cubic feet at an average price of $5.22 per thousand cubic feet.

Total costs for the shallow oil and gas segment were $36 million for the three months ended March 31, 2013 compared to $38 million for the three months ended March 31, 2012. The decrease is primarily attributable to decreased contract services, repairs and maintenance, and salt water disposal costs, offset, in part, by an increase in firm transportation costs.

Shallow Oil and Gas lifting costs were $7 million for the three months ended March 31, 2013 compared to $10 million for the three months ended March 31, 2012. The $3 million decrease to total costs and $0.32 per thousand cubic feet decrease to average unit costs is due to lower road maintenance, lower salt water disposal costs and lower contract services in the current period, offset, in part, by lower sales volumes.

Shallow Oil and Gas ad valorem, severance and other taxes remained consistent at $3 million for the three months ended March 31, 2013 and 2012. The $0.03 per thousand cubic feet increase is primarily due to the decrease in production.

Shallow Oil and Gas gathering costs were $10 million for the three months ended March 31, 2013 compared to $6 million for the three months ended March 31, 2012. Gathering costs increased $4 million primarily due to increased firm transportation costs and higher compressor repair and maintenance costs in the period-to-period comparison.

Shallow Oil and Gas direct administrative, selling & other costs were $2 million for the three months ended March 31, 2013 compared to $4 million for the three months ended March 31, 2012. Direct administrative, selling & other costs attributable to the total gas segment are allocated to the individual gas segments based on a combination of production and employee counts. The $2 million decrease in the period-to-period comparison is due to reduced direct administrative labor and Shallow Oil and Gas volumes representing a smaller proportion of total natural gas volumes produced. The decrease in costs were offset, in part, by lower sales volumes.

Depreciation, depletion and amortization costs were $14 million for the three months ended March 31, 2013 compared to $15 million for the three months ended March 31, 2012. There was approximately $12 million, or $1.79 per unit-of production, of depreciation, depletion and amortization related to Shallow Oil and Gas gas and related well equipment that was reflected on a units-of-production method of depreciation for the three months ended March 31, 2013. There was approximately $13 million, or $1.73 per unit-of-production, of depreciation, depletion and amortization related to Shallow Oil and Gas gas and related well equipment that was reflected on a units-of-production method of depreciation for the three months ended March 31, 2012. There was approximately $2 million, or $0.25 per thousand cubic feet, of depreciation, depletion and amortization related to gathering and other equipment that is reflected on a straight-line basis for the three months ended March 31, 2013. There was $2 million, or $0.25 per thousand cubic feet, of depreciation, depletion and amortization related to gathering and other equipment that is reflected on a straight-line basis for the three months ended March 31, 2012.

MARCELLUS GAS SEGMENT

The Marcellus segment contributed $14 million to the total Company earnings before income tax for the three months ended March 31, 2013 compared to $3 million for the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Produced Gas Marcellus sales volumes (in billion cubic feet)	10.7	6.7	4.0	59.7%
Average Marcellus sales price per thousand cubic feet sold	$4.53	$3.54	$0.99	28.0%
Average Marcellus lifting costs per thousand cubic feet sold	0.46	0.59	(0.13)	(22.0)%
Average Marcellus ad valorem, severance, and other taxes per thousand cubic feet sold	0.13	0.13	—	—%
Average Marcellus gathering costs per thousand cubic feet sold	0.84	0.59	0.25	42.4%
Average Marcellus direct administrative, selling & other costs per thousand cubic feet sold	0.57	0.41	0.16	39.0%
Average Marcellus depreciation, depletion and amortization costs per thousand cubic feet sold	1.24	1.34	(0.10)	(7.5)%
Total Average Marcellus costs per thousand cubic feet sold	3.24	3.06	0.18	5.9%
Average Margin for Marcellus	$1.29	$0.48	$0.81	168.8%
The Marcellus segment sales revenues were $49 million for the three months ended March 31, 2013 compared to $24 million for the three months ended March 31, 2012. The $25 million increase is primarily due to a 59.7% increase in volumes sold, and a 28% increase in average sales prices in the period-to-period comparison. The increase in Marcellus average sales price was the result of the improvement in general market prices and sales of natural gas liquids, offset by various gas swap transactions that matured in the three months ended March 31, 2013. These gas swap transactions qualify as financial cash flow hedges that exist parallel to the underlying physical transactions. These financial hedges represented approximately 4.3 billion cubic feet of our produced Marcellus gas sales volumes for the three months ended March 31, 2013 at an average price of $4.75 per thousand cubic feet. For the three months ended March 31, 2012, these financial hedges represented 2.8 billion cubic feet at an average price of $4.98 per thousand cubic feet. The increase in sales volumes is primarily due to additional wells coming on-line from our on-going drilling program.
Marcellus lifting costs were $5 million for the three months ended March 31, 2013 compared to $4 million for the three months ended March 31, 2012. The increase primarily relates to an increase in salt water disposal costs. The increase was offset, in part, by decreases in well servicing costs, road maintenance costs, well tending costs and various other costs, none of which were individually material. The decrease in unit costs was due to higher sales volumes.
Marcellus ad valorem, severance and other taxes were $2 million for the three months ended March 31, 2013 compared to $1 million for the three months ended March 31, 2012. The increase relates to the increase in volumes sold, as the per-unit cost remained consistent for the 2013 and 2012 periods.
Marcellus gathering costs were $9 million for the three months ended March 31, 2013 compared to $4 million for the three months ended March 31, 2012. Average gathering costs increased $0.25 per unit primarily due to increased firm transportation costs, and increased processing fees associated with natural gas liquids.
Marcellus direct administrative, selling & other costs were $6 million for the three months ended March 31, 2013 compared to $3 million for the three months ended March 31, 2012. Direct administrative, selling & other costs attributable to the total gas segment are allocated to the individual gas segments based on a combination of production and employee counts. The increase in direct administrative, selling & other costs was primarily due to Marcellus volumes representing a larger proportion of total natural gas volumes. The impact on average unit costs from the increase in direct administrative labor was offset by higher volumes sold.
Depreciation, depletion and amortization costs were $13 million for the three months ended March 31, 2013 compared to $9 million for the three months ended March 31, 2012. There was approximately $12 million, or $1.21 per unit-of-production, of depreciation, depletion and amortization related to Marcellus gas and related well equipment that was reflected on a units-of-production method of depreciation in the three months ended March 31, 2013. There was approximately $8 million, or $1.20 per unit-of-production, of depreciation, depletion and amortization related to Marcellus gas and related well equipment that was reflected on a units-of-production method of depreciation for the three months ended March 31, 2012. There was approximately $1 million, or $0.03 per thousand cubic feet, of depreciation, depletion and amortization related to gathering and other equipment that was reflected on a straight line basis for the three months ended March 31, 2013. There was $1 million, or $0.14 per thousand cubic feet, of depreciation, depletion and amortization related to gathering and other equipment reflected on a straight line basis for the three months ended March 31, 2012.
OTHER GAS SEGMENT
The other gas segment includes activity not assigned to the CBM, Shallow Oil and Gas or Marcellus gas segments. This segment includes purchased gas activity, gas royalty interest activity, exploration and other costs, other corporate expenses, and miscellaneous operational activity not assigned to a specific gas segment.
Other gas sales volumes are primarily related to production from the Chattanooga Shale in Tennessee and the Utica Shale in Ohio. Revenue from these operations were approximately $3 million for the three months ended March 31, 2013 and 2012. Total costs related to these other sales were $4 million for the three months ended March 31, 2013 and $5 million for the three months ended March 31, 2012. A per unit analysis of the other operating costs in Chattanooga Shale and Utica Shale is not meaningful due to the low volumes produced in the period-to-period analysis.
Royalty interest gas sales represent the revenues related to the portion of production belonging to royalty interest owners sold by the CONSOL Energy gas segment. Royalty interest gas sales revenue was $14 million for the three months ended March 31, 2013 compared to $12 million for the three months ended March 31, 2012. The changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period increase.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.5	4.1	(0.6)	(14.6)%
Average Sales Price Per thousand cubic feet	$4.10	$2.96	$1.14	38.5%

Purchased gas sales volumes represent volumes of gas sold at market prices that were purchased from third-party producers. Purchased gas sales revenues were $1 million for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Purchased Gas Sales Volumes (in billion cubic feet)	0.4	0.3	0.1	33.3%
Average Sales Price Per thousand cubic feet	$3.45	$3.01	$0.44	14.6%

Other income was $14 million for the three months ended March 31, 2013 compared to $16 million for the three months ended March 31, 2012. The $2 million change was primarily due to a $4 million decrease of interest income related to the notes receivable from the Noble joint venture transaction due to the timing of collections, offset by a $2 million increase in equity in earnings of affiliates related to CONE Gathering LLC (CONE).
General and administrative costs are allocated to the total gas segment based on percentage of total revenue and percentage of total projected capital expenditures. Costs were $10 million for the three months ended March 31, 2013 and 2012. Refer to the discussion of total company general and administrative costs contained in the section "Net Income Attributable to CONSOL Energy Shareholders" of this quarterly report for a detailed cost explanation.
Royalty interest gas costs represent the costs related to the portion of production belonging to royalty interest owners sold by the CONSOL Energy gas segment. Royalty interest gas costs were $12 million for the three months ended March 31, 2013 compared to $10 million for the three months ended March 31, 2012. The changes in market prices, contractual differences among leases, and the mix of average and index prices used in calculating royalties contributed to the period-to-period change.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Gas Royalty Interest Sales Volumes (in billion cubic feet)	3.5	4.1	(0.6)	(14.6)%
Average Cost Per thousand cubic feet sold	$3.41	$2.49	$0.92	36.9%

Purchased gas volumes represent volumes of gas purchased from third-party producers that we sell. The higher average cost per thousand cubic feet is due to overall price changes and contractual differences among customers in the period-to-period comparison. Purchased gas costs were $1 million for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Purchased Gas Volumes (in billion cubic feet)	0.4	0.3	0.1	33.3%
Average Cost Per thousand cubic feet sold	$2.44	$1.62	$0.82	50.6%
Exploration and other costs were $10 million for the three months ended March 31, 2013 compared to $5 million for the three months ended March 31, 2012. The $5 million increase is due to the following items:

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Marcellus Title Defects	$6	$—	$6	—%
Lease Expiration Costs	1	1	—	—%
Exploration	3	4	(1)	(25.0)%
Total Exploration and Other Costs	$10	$5	$5	100.0%

•
As part of the title defect process the company is working through with its joint venture partner, Noble Energy, CONSOL Energy conceded title defects on acreage which had a book value to CONSOL Energy of $6 million.

•	Lease expiration costs remained consistent in the period-to-period comparison.

•	Exploration expenses decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.
Other corporate expenses were $25 million for the three months ended March 31, 2013 compared to $23 million for the three months ended March 31, 2012. The $2 million increase in the period-to-period comparison was made up of the following items:

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Unutilized Firm Transportation	$7	$2	$5	250.0%
Stock-based compensation	9	6	3	50.0%
Bank Fees	2	2	—	—%
Short Term Incentive Compensation	5	7	(2)	(28.6)%
PA Impact Fees	—	4	(4)	(100.0)%
Other	2	2	—	100.0%
Total Other Corporate Expenses	$25	$23	$2	8.7%

•
Unutilized firm transportation costs represent pipeline transportation capacity the gas segment has obtained to enable gas production to flow uninterrupted as sales volumes increase. The $5 million increase is due to increased firm transportation capacity which has not been utilized by active operations.

•
Stock-based compensation was higher in the period-to-period comparison primarily due to additional non-cash amortization expense and accelerated non-cash amortization for retiree-eligible employees who received awards under the new CONSOL Share Unit (CSU) program, when compared to the prior year's quarter.  The new program replaces several previously provided long-term executive compensation award programs.  The compensation expense of the CSU program will not be materially different from the total expense of the previous programs over the three-year performance period.

•	Bank Fees remained consistent in the period-to-period comparison.

•
The short-term incentive compensation program is designed to increase compensation to eligible employees when CNX Gas reaches predetermined targets for safety, production and unit costs. Short-term incentive compensation expense was lower for the 2013 period compared to the 2012 period due to the projected lower payouts.

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

•	Other corporate related expense remained consistent in the period to period comparison.

Interest expense related to the gas segment was $2 million for the three months ended March 31, 2013 compared to $1 million for the three months ended March 31, 2012. Interest was incurred by the gas segment on the CNX Gas revolving credit facility, a capital lease and debt that was held by a variable interest entity. The $1 million increase was primarily due to higher levels of borrowings on the revolving credit facility throughout the period-to-period comparison.

OTHER SEGMENT ANALYSIS for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:
The other segment includes activity from the sales of industrial supplies, the transportation operations and various other corporate activities that are not allocated to the coal or gas segment. The other segment had a loss before income tax of $93 million for the three months ended March 31, 2013 compared to a loss before income tax of $56 million for the three months ended March 31, 2012. The other segment also includes total Company income tax expense of $1 million for the three months ended March 31, 2013 compared to $21 million for the three months ended March 31, 2012.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Sales—Outside	$86	$97	$(11)	(11.3)%
Other Income	6	4	2	50.0%
Total Revenue	92	101	(9)	(8.9)%
Cost of Goods Sold and Other Charges	125	90	35	38.9%
Depreciation, Depletion & Amortization	6	6	—	—%
Taxes Other Than Income Tax	3	4	(1)	(25.0)%
Interest Expense	51	57	(6)	(10.5)%
Total Costs	185	157	28	17.8%
Loss Before Income Tax	(93)	(56)	(37)	(66.1)%
Income Tax	1	21	(20)	(95.2)%
Net Loss	$(94)	$(77)	$(17)	22.1%

Industrial supplies:
Total revenue from industrial supplies was $54 million for the three months ended March 31, 2013 compared to $69 million for the three months ended March 31, 2012. The decrease was primarily related to lower sales volumes.
Total costs related to industrial supply sales were $53 million for the three months ended March 31, 2013 compared to $68 million for the three months ended March 31, 2012. The decrease of $15 million was primarily related to lower sales volumes and various changes in inventory costs, none of which were individually material.
Transportation operations:
Total revenue from transportation operations was $34 million for the three months ended March 31, 2013 compared to $30 million for the three months ended March 31, 2012. The increase of $4 million was primarily attributable to higher per ton thru-put rates at the CNX Marine Terminal.
Total costs related to the transportation operations were $25 million for the three months ended March 31, 2013 compared to $21 million for the three months ended March 31, 2012. The increase was due to various items in both periods, none of which were individually material.
Miscellaneous other:
Additional other income of $4 million was recognized for the three months ended March 31, 2013 compared to $2 million for the three months ended March 31, 2012. The $2 million increase was primarily due to an increase in interest income.
Other corporate costs in the other segment include interest expense, CNX Gas shareholder settlement, bank fees, and various other miscellaneous corporate charges. Total other costs were $107 million for the three months ended March 31, 2013 compared to $68 million for the three months ended March 31, 2012. Other corporate costs increased due to the following items:

	For the Three Months Ended March 31,
	2013	2012	Variance
CNX Gas shareholder settlement	$20	$—	$20
Pension Settlement	27	—	27
Bank fees	3	4	(1)
Interest Expense	51	57	(6)
Other	6	7	(1)
	$107	$68	$39

•
The CNX Gas shareholder settlement is the result of an agreement in principle for resolution of the class actions brought by shareholders of CNX Gas challenging the tender offer by CONSOL Energy to acquire all the shares of CNX Gas common stock that CONSOL Energy did not already own for $38.25 per share in May 2010. The total settlement provides for a payment to the plaintiffs of $42.73 million, of which the Company expects to pay $20.20 million. This settlement is subject to court approval and to the execution of final agreements with the parties.

•
Pension Settlement adjustment is the result of accounting rules requiring acceleration of unrecognized actuarial losses when lump sum payments from a plan exceed the annual projected service and interest costs of the plan. In the three months ended March 31, 2013, lump sum pension payments exceeded the threshold which required settlement recognition. Many of these lump sums were paid to individuals who elected to retire under the 2012 Voluntary Severance Incentive Program.

•	Bank Fees decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

•	Interest expense decreased $6 million primarily due to an increase in capitalized interest due to higher capital expenditures for major construction projects in the current period.

•	Other corporate items decreased $1 million due to various transactions that occurred throughout both periods, none of which were individually material.

Income Taxes:

The effective income tax rate was negative 40.2% for the three months ended March 31, 2013 compared to 18.0% for the three months ended March 31, 2012. The effective rates for the three months ended March 31, 2013 and 2012 were calculated using the annual effective rate projection on recurring earnings and include tax liabilities related to certain discrete transactions. The relationship between pre-tax earnings and percentage depletion impacts the effective tax rate. See Note 5—Income Taxes of the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

	For the Three Months Ended March 31,
	2013	2012	Variance	Percent Change
Total Company Earnings Before Income Tax	$(1)	$119	$(120)	(100.8)%
Income Tax Expense	$1	$21	$(20)	(95.2)%
Effective Income Tax Rate	(40.2)%	18.0%	(58.2)%

Liquidity and Capital Resources
CONSOL Energy generally has satisfied its working capital requirements and funded its capital expenditures and debt service obligations with cash generated from operations and proceeds from borrowings. CONSOL Energy's $1.5 billion Senior Secured Credit Agreement expires April 12, 2016. CONSOL Energy's credit facility allows for up to $1.5 billion of borrowings and letters of credit. CONSOL Energy can request an additional $250 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on a ratio of financial covenant debt to twelve-month trailing earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 2.50 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of EBITDA to cash interest expense of CONSOL Energy and certain of its subsidiaries. The interest coverage ratio was 4.42 to 1.00 at March 31, 2013. The facility includes a maximum leverage ratio covenant of no more than 4.75 to 1.00 through March 2013, and no more than 4.50 to 1.00 thereafter, measured quarterly. The leverage ratio is calculated as the ratio of financial covenant debt to twelve-month trailing EBITDA for CONSOL Energy and certain subsidiaries. Financial covenant debt is comprised of the outstanding indebtedness and specific letters of credit, less cash on hand, for CONSOL Energy and certain of its subsidiaries. EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, uncommon gains and losses, gains and losses on discontinued operations and includes cash distributions received from affiliates plus pro-rata earnings from material acquisitions. The leverage ratio was 2.86 to 1.00 at March 31, 2013. The facility also includes a senior secured leverage ratio covenant of no more than 2.00 to 1.00, measured quarterly. The senior secured leverage ratio is calculated as the ratio of secured debt to EBITDA. Secured debt is defined as the outstanding borrowings and letters of credit on the revolving credit facility. The senior secured leverage ratio was 0.09 to 1.00 at March 31, 2013. Covenants in the facility limit our ability to dispose of assets, make investments, purchase or redeem CONSOL Energy common stock, pay dividends, merge with another company and amend, modify or restate, in any material way, the senior unsecured notes. At March 31, 2013, the facility had no outstanding borrowings and $100 million of letters of credit outstanding, leaving $1.4 billion of unused capacity. From time to time, CONSOL Energy is required to post financial assurances to satisfy contractual and other requirements generated in the normal course of business. Some of these assurances are posted to comply with federal, state or other government agencies statutes and regulations. We sometimes use letters of credit to satisfy these requirements and these letters of credit reduce our borrowing facility capacity.
CONSOL Energy also has an accounts receivable securitization facility. This facility allows the Company to receive, on a revolving basis, up to $200 million of short-term funding and letters of credit. The accounts receivable facility supports sales, on a continuous basis to financial institutions, of eligible trade accounts receivable. CONSOL Energy has agreed to continue servicing the sold receivables for the financial institutions for a fee based upon market rates for similar services. The cost of funds is based on commercial paper rates plus a charge for administrative services paid to financial institutions. At March 31, 2013, eligible accounts receivable totaled approximately $199.8 million. At March 31, 2013, the facility had $30 million of outstanding borrowings and $159 million of letters of credit outstanding.
CNX Gas' $1.0 billion Senior Secured Credit Agreement expires April 12, 2016. The facility is secured by substantially all of the assets of CNX Gas and its subsidiaries. CNX Gas' credit facility allows for up to $1.0 billion for borrowings and letters of credit. CNX Gas can request an additional $250 million increase in the aggregate borrowing limit amount. Fees and interest rate spreads are based on the percentage of facility utilization, measured quarterly. The facility includes a minimum interest coverage ratio covenant of no less than 3.00 to 1.00, measured quarterly. The interest coverage ratio is calculated as the ratio of EBITDA to cash interest expense for CNX Gas and its subsidiaries. The interest coverage ratio was 42.09 to 1.00 at March 31, 2013. The facility also includes a maximum leverage ratio covenant of no more than 3.50 to 1.00, measured quarterly. The leverage ratio is calculated as the ratio of financial covenant debt to twelve-month trailing EBITDA for CNX Gas and its subsidiaries. Financial covenant debt is comprised of the outstanding indebtedness and letters of credit, less cash on hand, for CNX Gas and its subsidiaries. EBITDA, as used in the covenant calculation, excludes non-cash compensation expenses, non-recurring transaction expenses, gains and losses on the sale of assets, uncommon gains and losses, gains and losses on discontinued operations and includes cash distributions received from affiliates plus pro-rata earnings from material acquisitions. The leverage ratio was 0.56 to 1.00 at March 31, 2013. Covenants in the facility limit CNX Gas' ability to dispose of assets, make investments, pay dividends and merge with another company. The credit facility allows unlimited investments in joint ventures for the development and operation of gas gathering systems and provides for $600 million of loans, advances and dividends from CNX Gas to CONSOL Energy. Investments in the CONE are unrestricted. At March 31, 2013, the facility had no amounts drawn and $70 million of letters of credit outstanding, leaving $930 million of unused capacity.

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
In order to manage the market risk exposure of volatile natural gas prices in the future, CONSOL Energy enters into various physical gas supply transactions with both gas marketers and end users for terms varying in length. CONSOL Energy has also entered into various gas swap transactions that qualify as financial cash flow hedges, which exist parallel to the underlying physical transactions. The fair value of these contracts was a net asset of $63 million at March 31, 2013. The ineffective portion of these contracts was insignificant to earnings in the three months ended March 31, 2013. No issues related to our hedge agreements have been encountered to date.
CONSOL Energy frequently evaluates potential acquisitions. CONSOL Energy has funded acquisitions with cash generated from operations and a variety of other sources, depending on the size of the transaction, including debt and equity financing. There can be no assurance that additional capital resources, including debt and equity financing, will be available to CONSOL Energy in the future on terms which CONSOL Energy finds acceptable, or at all.

Cash Flows (in millions)

	For the Three Months Ended March 31,
	2013	2012	Change
Cash flows from operating activities	$268	$229	$39
Cash used in investing activities	$(232)	$(288)	$56
Cash used in financing activities	$(34)	$(30)	$(4)

Cash flows provided by operating activities changed in the period-to-period comparison primarily due to the following items:

•	Operating cash flow decreased $99 million in 2013 due to lower net income in the period-to-period comparison.

•
Operating cash flows increased $138 million due several non-cash items, such as the pension settlement, the CNX Gas shareholder settlement which was not paid as of March 31, 2013, stock-based compensation accelerated charges, the Noble title defects and other non-cash transactions which were added back to the net loss attributable to CNX Shareholders. Other changes in operating assets, operating liabilities, other assets and other liabilities which occurred throughout both years also contributed to the increase in operating cash flows.

Net cash used in investing activities changed in the period-to-period comparison primarily due to the following items:

•	Capital expenditures increased $100 million in the period-to-period comparison due to:

◦
Coal segment capital expenditures increased $3 million. The increase was comprised of $28 million in longwall shield projects, offset, in part, by a decrease of $11 million for the Northern West Virginia RO system and $10 million for Ohio Valley overland belt project. Mineral lease expenditures associated with our advance mining royalties and leased coal assets decreased $4 million in 2013;

◦
Gas segment capital expenditures increased $109 million. The increase was comprised of $42 million in increased drilling in the Marcellus and Utica plays, $48 million related to CONSOL's agreement to lease oil and gas rights from the Allegheny County Airport Authority and $19 million in various other individually insignificant projects;

◦	Other capital expenditures decreased $12 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

•	Proceeds from the sale of assets increased $110 million in the period-to-period comparison due to:

◦	$71 million received in January 2013 related to the Bailey Mine longwall shield sale-leaseback;

◦	$64 million received in March 2013 related to the Shoemaker Mine longwall shield sale-leaseback;

◦	$28 million received in the first quarter of 2012 related to the 2012 sales of several non-core assets including previously mined surface properties and rights-of-way; and

◦	$3 million increase due to various other transactions that occurred throughout both periods, none of which were individually material.

◦	See Note 2 - Acquisitions and Dispositions, in the Notes to the Unaudited Consolidated Financial Statements included in this Form 10-Q for more information.

•	Distributions from/investments in equity affiliates decreased $2 million due to various miscellaneous transactions that occurred throughout both periods, none of which were individually material.

•	The release of $48 million of restricted cash associated with the Ram River & Scurry Canadian asset proceeds received during December 2012.

Net cash used in financing activities changed in the period-to-period comparison primarily due to the following items:

•	In 2013, CONSOL Energy repaid $25 million of borrowings related to a miscellaneous short term note payable.

•	In 2013, CONSOL Energy repaid $8 million of borrowing on its Securitization Facility.

•
The accelerated declaration and payment of the regular quarterly dividend in the fourth quarter of 2012 resulted in no dividends paid in the first quarter of 2013. As compared to $28 million in dividends paid in the first quarter of 2012.

•	$1 million in additional cash used due to various other transactions that occurred throughout both periods, none of which were individually material.

The following is a summary of our significant contractual obligations at March 31, 2013 (in thousands):

	Payments due by Year
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Borrowings Under Securitization Facility	$30,119	$—	$—	$—	$30,119
Purchase Order Firm Commitments	267,454	72,599	—	—	340,053
Gas Firm Transportation	82,059	154,987	128,338	414,276	779,660
Long-Term Debt	4,564	8,441	1,505,508	1,610,291	3,128,804
Interest on Long-Term Debt	245,448	491,341	431,064	358,916	1,526,769
Capital (Finance) Lease Obligations	8,789	13,926	11,052	23,321	57,088
Interest on Capital (Finance) Lease Obligations	3,798	5,918	4,260	3,249	17,225
Operating Lease Obligations	112,150	208,401	147,008	154,566	622,125
Long-Term Liabilities—Employee Related (a)	224,511	441,888	438,519	2,308,925	3,413,843
Other Long-Term Liabilities (b)	345,345	131,848	85,746	485,891	1,048,830
Total Contractual Obligations (c)	$1,324,237	$1,529,349	$2,751,495	$5,359,435	$10,964,516
 _________________________

(a)
Long-Term Liabilities—Employee Related include other post-employment benefits, work-related injuries and illnesses. Estimated salaried retirement contributions required to meet minimum funding standards under ERISA are excluded from the pay-out table due to the uncertainty regarding amounts to be contributed. Estimated 2013 contributions are expected to approximate $50 million.

(b)	Other long-term liabilities include mine reclamation and closure and other long-term liability costs.

(c)	The significant obligation table does not include obligations to taxing authorities due to the uncertainty surrounding the ultimate settlement of amounts and timing of these obligations.
Debt
At March 31, 2013, CONSOL Energy had total long-term debt and capital lease obligations of $3.186 billion outstanding, including the current portion of long-term debt of $13 million. This long-term debt consisted of:

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

•	Advance royalty commitments of $20 million with an average interest rate of 7.43% per annum.

•	An aggregate principal amount of $6 million on other various rate notes maturing through June 2031.

•	An aggregate principal amount of $57 million of capital leases with a weighted average interest rate of 6.37% per annum.

At March 31, 2013, CONSOL Energy also had no outstanding borrowings and had approximately $100 million of letters of credit outstanding under the $1.5 billion senior secured revolving credit facility.
At March 31, 2013, CONSOL Energy had $30 million in outstanding borrowings and had $159 million of letters of credit outstanding under the accounts receivable securitization facility.
At March 31, 2013, CNX Gas, a wholly owned subsidiary of CONSOL Energy, had no outstanding borrowings and approximately $70 million of letters of credit outstanding under its $1.0 billion secured revolving credit facility.
Total Equity and Dividends
CONSOL Energy had total equity of $4.0 billion at March 31, 2013 and at December 31, 2012. Total equity remained consistent in the period-to-period analysis primarily due to a decrease in actuarial liabilities associated with the March 31, 2013 pension plan remeasurement, an increase related to stock-based compensation, offset by changes in the fair value of cash flow hedges and treasury stock activity. See the Consolidated Statements of Stockholders' Equity in Item 1 of this Form 10-Q for additional details.
Dividend information for the current year to date were as follows:

Declaration Date	Amount Per Share	Record Date	Payment Date
April 26, 2013	$0.125	May 10, 2013	May 24, 2013

The declaration and payment of dividends by CONSOL Energy is subject to the discretion of CONSOL Energy’s Board of Directors, and no assurance can be given that CONSOL Energy will pay dividends in the future. CONSOL Energy’s Board of Directors determines whether dividends will be paid quarterly. The determination to pay dividends will depend upon, among other things, general business conditions, CONSOL Energy’s financial results, contractual and legal restrictions regarding the payment of dividends by CONSOL Energy, planned investments by CONSOL Energy and such other factors as the Board of Directors deems relevant. Our credit facility limits our ability to pay dividends in excess of an annual rate of $0.40 per share when our leverage ratio exceeds 4.50 to 1.00 or our availability is less than or equal to $100 million. The leverage ratio was 2.86 to 1.00 and our availability was approximately $1.4 billion at March 31, 2013. The credit facility does not permit dividend payments in the event of default. The indentures to the 2017, 2020 and 2021 notes limit dividends to $0.40 per share annually unless several conditions are met. Conditions include no defaults, ability to incur additional debt and other payment limitations under the indentures. There were no defaults in the three months ended March 31, 2013.

Off-Balance Sheet Transactions

CONSOL Energy does not maintain off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on CONSOL Energy’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources which are not disclosed in the Notes to the Unaudited Consolidated Financial Statements. CONSOL Energy participates in various multi-employer benefit plans such as the UMWA 1974 Pension Plan, the UMWA Combined Benefit Fund and the UMWA 1993 Benefit Plan which generally accepted accounting principles recognize on a pay as you go basis. These benefit arrangements may result in additional liabilities that are not recognized on the balance sheet at March 31, 2013.

The various multi-employer benefit plans are discussed in Note 17—Other Employee Benefit Plans in the Notes to the Audited Consolidated Financial Statements in Item 8 of the December 31, 2012 Form 10-K. CONSOL Energy also uses a combination of surety bonds, corporate guarantees and letters of credit to secure our financial obligations for employee-related, environmental, performance and various other items which are not reflected on the balance sheet at March 31, 2013. Management believes these items will expire without being funded. See Note 11—Commitments and Contingencies in the Notes to the Unaudited Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional details of the various financial guarantees that have been issued by CONSOL Energy.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Update 2013-04 - Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: a.) The amount the reporting entity agreed to pay on the basis of its arrangement amount with its co-obligors, and b.) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments in this update should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. We believe adoption of this new guidance will not have a material impact on CONSOL Energy's financial statements.
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

•	the anti-takeover effects of our rights plan could prevent a change of control;

•	risks associated with our debt;

•	replacing our natural gas reserves, which if not replaced, will cause our gas reserves and gas production to decline;

•	our hedging activities may prevent us from benefiting from price increases and may expose us to other risks;

•	changes in federal or state income tax laws, particularly in the area of percentage depletion and intangible drilling costs, could cause our financial position and profitability to deteriorate; and

•	other factors discussed in our 2012 Form 10-K under “Risk Factors,” which is on file at the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

For a summary of accounting policies related to derivative instruments, see Note 1—Significant Accounting Policies in the Notes to the Audited Consolidated Financial Statements in Item 8 of CONSOL Energy's 2012 Form 10-K.

A sensitivity analysis has been performed to determine the incremental effect on future earnings, related to open derivative instruments at March 31, 2013. A hypothetical 10 percent decrease in future natural gas prices would increase future earnings related to derivatives by $23.5 million. Similarly, a hypothetical 10 percent increase in future natural gas prices would decrease future earnings related to derivatives by $23.5 million.

CONSOL Energy’s primary exposure to market risk for changes in interest rates relates to our revolving credit facility, under which there were no borrowings outstanding at March 31, 2013. Also, CNX Gas had no borrowings under its revolving credit facility at March 31, 2013.

Almost all of CONSOL Energy’s transactions are denominated in U.S. dollars, and, as a result, it does not have material exposure to currency exchange-rate risks.

Hedging Volumes

As of April 13, 2013 our hedged volumes for the periods indicated are as follows:

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total Year
2013 Fixed Price Volumes
Hedged Mcf	16,675,170	19,834,675	21,531,447	21,531,447	79,572,739
Weighted Average Hedge Price/Mcf	$4.77	$4.69	$4.67	$4.67	$4.69
2014 Fixed Price Volumes
Hedged Mcf	15,007,908	15,174,663	15,341,417	15,341,417	60,865,406
Weighted Average Hedge Price/Mcf	$4.96	$4.96	$4.96	$4.96	$4.96
2015 Fixed Price Volumes
Hedged Mcf	10,597,403	10,715,152	10,832,900	10,832,900	42,978,355
Weighted Average Hedge Price/Mcf	$4.24	$4.24	$4.24	$4.24	$4.24
2016 Fixed Price Volumes
Hedged Mcf	866,667	866,667	876,190	876,190	3,485,714
Weighted Average Hedge Price/Mcf	$4.45	$4.45	$4.45	$4.45	$4.45

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures. CONSOL Energy, under the supervision and with the participation of its management, including CONSOL Energy’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, CONSOL Energy’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013 to ensure that information required to be disclosed by CONSOL Energy in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by CONSOL Energy in such reports is accumulated and communicated to CONSOL Energy’s management, including CONSOL Energy’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

10.1
Amendment No. 2 to Credit Agreement, dated as of March 12, 2013, to the Amended and Restated Credit Agreement, dated as of April 12, 2011, as amended by Amendment No. 1, dated December 14, 2011, by and among CNX Gas Corporation, the lenders and agents party thereto and PNC Bank, National Association, as administrative agent.

10.2	Form of CONSOL Energy Inc. Stock Unit Award Agreement under the Equity Incentive Plan.

10.3	Retirement Letter, dated January 29, 2013, by and between CONSOL Energy Inc. and P. Jerome Richey.

10.4	Retirement and Consulting Agreement, dated February 28, 2013, by and between CONSOL Energy Inc. and William J. Lyons.

10.5	Retirement and Consulting Agreement, dated February 20, 2013, by and between CONSOL Energy Inc. and Robert F. Pusateri.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety and Health Administration Safety Data.

101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2013 furnished in XBRL).
In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2013

CONSOL ENERGY INC.

By:	/S/ J. BRETT HARVEY
J. Brett Harvey
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

By:	/S/ DAVID M. KHANI
David M. Khani
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Principal Financial Officer)

By:	/S/ LORRAINE L. RITTER
Lorraine L. Ritter
Controller and Vice President (Duly Authorized Officer and Principal Accounting Officer)